Form 10-Q
period 2003-03-31
BCB BANCORP INC
filed 2003-05-12
CIK 1228454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                       ---

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ___________________

                           SEC Commission No. 0-50275

                                BCB Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)


         New Jersey                                      26-0065262
         ----------                                      ----------
(State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                     Identification Number)

                     860 Broadway. Bayonne. New Jersey 07002
                    (Address of principal executive offices)

                                 (201) 823-0700
                            Issuer's telephone number

     -----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock:

     As of May 7, 2003, BCB Bancorp, Inc., the successor to Bayonne Community Bank had 2,088,198 shares of common stock with no par value issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes/ / No /x/

     The information contained in this Form 10-QSB is for the registrant's wholly-owned subsidiary.

                             BAYONNE COMMUNITY BANK
                                      INDEX

                                                                           Page
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition as of
        March 31, 2003 and December 31, 2002...................................1

     Statements of Income for the three months ended
        March 31, 2003 and March 31, 2002......................................2

     Statement of Changes in Shareholders' Equity for the three months ended March 31, 2003 and March 31, 2002.........................3

     Statements of Cash Flows for the three months ended
         March 31, 2003 and March 31, 2002.....................................4

     Notes to Unaudited Financial Statements ..................................5

     Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations..........................6

     Item 3. Controls and Procedures ..........................................9


PART II.       OTHER INFORMATION .............................................10

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENT

                             BAYONNE COMMUNITY BANK
                       Statements of Financial Condition at
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)
                         (in thousands except for share  data )


                                                             At            At
                                                         31-Mar-03     31-Dec-02
                                                        ----------     ----------
ASSETS

Cash and amounts due from depository institutions         $    650    $   1,232
Interest-bearing deposits                                   14,993        3,912
                                                          --------     --------
   Total cash and cash equivalents                          15,643        5,144
                                                          --------     --------

Securities held to maturity                                 49,290       50,602
Loans receivable                                           137,130      122,085
Premises and equipment                                       2,925        2,627
Federal Home Loan Bank of New York stock                       760          760
Interest receivable, net                                     1,062        1,130
Deferred income taxes                                          533          533
Other assets                                                   270          227
                                                           -------      -------
    Total assets                                           207,613      183,108
                                                           -------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                   187,620      163,548
Other Liabilities                                              648          788
                                                           -------      -------
    Total Liabilities                                      188,268      164,336
                                                           -------      -------
STOCKHOLDERS' EQUITY
Common Stock, $5 par value: 10,000,000 shares
   authorized, 2,088,198 and 1,898,057 shares
   outstanding                                              10,441        9,490
Additional paid-in capital                                  12,254        9,782
Accumulated deficit                                         (3,350)        (500)
                                                           -------      -------
    Total stockholders' equity                              19,345       18,772
                                                           -------      -------
     Total liabilities and stockholders' equity           $207,613     $183,108
                                                          --------     --------

     See accompanying notes to financial statements.

                             BAYONNE COMMUNITY BANK
                              Statements of Income
                           For the three months ended
                        March 31, 2003 and March 31, 2002
                                   (Unaudited)
                    ( in thousands except for per share data)


                                                                Three Months Ended
                                                                 ----------------
                                                                    March  31,
                                                                 -------   ------
                                                                  2003     2002
                                                                 -------   ------

Interest income:
  Loans                                                          $2,314   $1,039
  Securities                                                        727      675
  Other interest-earning assets                                      29       97
                                                                 ------    -----
     Total interest income                                        3,070    1,811
                                                                 ------    -----
Interest expense:
  Deposits:
     Demand                                                          51       48
     Savings and club                                               747      606
     Certificates of deposit                                        138       72
                                                                  -----    -----
       Total interest expense                                       936      726
                                                                  -----    -----
Net interest income                                               2,134    1,085
Provision for loan losses                                           225      138
                                                                  -----    -----
Net interest income after provision for loan losses               1,909      947
                                                                  -----    -----
Non-interest income:

   Fees and service charges                                          83       51
   Other                                                              5        3
                                                                  -----    -----
      Total non-interest income                                      88       54
                                                                  -----    -----
Non-interest expense:
   Salaries and employee benefits                                   531      333
   Occupancy expense of premises                                     85       59
   Equipment                                                        191      143
   Advertising                                                       30       18
   Other                                                            211      157
                                                                  -----    -----
      Total non-interest expense                                  1,048      710
                                                                  -----    -----
Income  before income tax provision                                 949      291
Income tax provision                                                376      107
                                                                  -----    -----

Net Income                                                       $  573   $  184
                                                                 ======   ======

Net Income per common share-basic and diluted                    $ 0.27   $ 0.13
                                                                 ======   ======
Weighted average number of common shares outstanding-
            basic and diluted                                     2,088    1,408
            diluted                                               2,143    1,408
                                                                  =====    =====

   See accompanying noted to financial statements

                             BAYONNE COMMUNITY BANK
                  Statement of Changes in Shareholders' Equity
                    For the three months ended March 31, 2003
                                   (Unaudited)
                                 ( in thousands)


                                                             Additional        Accumulated
                                      Common Stock         Paid-In Capital       Deficit         Total
                                      ------------         ---------------     ------------     --------
Balance,  December 31, 2002               $ 9,490             $  9,782          $   (500)         $18,772

Issuance of stock dividend                    951                2,472            (3,423)           -
Net income for the three months ended
     March 31, 2003                            -                    -                573              573
                                          -------            ---------          --------         --------
Balance, March 31, 2003                   $10,441             $ 12,254          $ (3,350)         $19,345
                                          -------            ---------          --------         --------


                             BAYONNE COMMUNITY BANK
                             Statements of Cash Flows
                           For the three months ended
                        March 31, 2003 and March 31, 2002
                                   (Unaudited)
                                 ( in thousands)

                                                                               Three Months Ended
                                                                                   March  31,
                                                                          ------------------------------
                                                                              2003                 2002
                                                                          --------------    ------------
Cash flows from operating activities:
   Net Income                                                             $   573             $   184
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation                                                          26                  24
         Amortization and accretion, net                                      (22)                 (2)
         Provision for loan losses                                            225                 138
         Deferred income tax                                                   -                  107
         Decease (Increase) in interest receivable                             68                (203)
         Increase in other assets                                             (43)                 (4)
         Decrease in other liabilities                                       (140)                (27)
                                                                         ---------              ------
                Net cash provided by operating activities                     687                 217
                                                                         ---------              ------
Cash flows from investing activities:
      Purchases of securities held to maturity                            (15,000)             (9,986)
      Proceeds from call of security held to maturity                      12,000               2,500
      Proceeds from repayments on securities held to maturity               4,334               1,969
      Purchase of loans                                                         -
      Net (increase) in loans receivable                                  (15,270)            (21,645)
      Additions to premises and equipment                                    (324)                (16)
                                                                          --------            -------
             Net cash (used in) investing activities                      (14,260)            (27,178)

Cash flows from financing activities:
      Net increase in deposits                                             24,072              21,204
                                                                          --------            -------
             Net cash provided by financing activities                     24,072              21,204
                                                                          --------            -------
Net increase (decrease) in cash and cash equivalents                       10,499              (5,757)
Cash and cash equivalents-begininng                                         5,144              27,168
                                                                          --------            -------
Cash and cash equivalents-ending                                         $ 15,643            $ 21,411
                                                                          ========            =======

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes                                                    $    450            $     -
                                                                         ========            =======
         Interest                                                        $    934            $    722
                                                                         ========            =======

     See accompanying notes to financial statements.

                             Bayonne Community Bank
                     Notes to Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2003 or any other future interim period.

These statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2002, which are included in the Bank's Annual Report on Form 10-KSB as filed with the Federal Deposit Insurance Corporation.

NOTE 2 - EARNINGS PER SHARE

The Bank provides dual presentation of basic and diluted earnings per share. Basic earnings per share utilizes reported net income as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities. There were no options, warrants or convertible securities outstanding during the three months ended March 31, 2002, and accordingly, basic and diluted earnings per share are equivalent during that period.

The Bank's Board of Directors authorized a 10% stock dividend to stockholders of record on January 15, 2003. Such dividend was distributed on January 29, 2003. Basic and diluted earnings per share and the weighted average number of common shares outstanding shares for the three months ended March 31, 2002 have been retroactively restated to give effect to the stock dividend.

NOTE 3 - SIGNIFICANT EVENTS

In June 2002, the Bank acquired a tract of real estate in the Bergen Point section of the City of Bayonne, New Jersey for the purposes of constructing a second facility to further service the banking needs of the community we serve. It is anticipated that this facility should be operating by the third quarter of 2003. The Bank also recently agreed to lease a building in the center of the business district of the City of Bayonne for the purposes of rehabilitating and converting it to another banking facility. At present both applications for these additional offices have received approval from the FDIC and the New Jersey Department of Banking & Insurance.

The shareholders of the Bank, on April 24, 2003, approved the Bayonne Community Bank 2003 Stock Option Plan. These shares are intended to vest over a five-year period of time and are exercisable for ten-years following the date of grant.

On September 12, 2002, the Board of Directors of the Bank adopted a Plan of Acquisition whereby the Bank would become a wholly owned subsidiary of the BCB Bancorp, Inc. On April 24, 2003, the stockholders of the Bank approved the Plan of Acquisition. Regulatory approval was received by the Federal Reserve Bank of New York and New Jersey Department of Banking and Insurance - Division of Banking. The reorganization pursuant to the Plan of Acquisition was completed on May 1, 2003. Each share of the Bank's outstanding common stock was automatically converted into one share of BCB Bancorp, Inc. common stock.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Financial Condition

BCB Bancorp, Inc., completed its acquisition of Bayonne Community Bank on May 1, 2003 pursuant to a Plan of Acquisition. Prior to the completion of the acquisition, BCB Bancorp, Inc. had no assets, liabilities or operations. Consequently the information provided below is for Bayonne Community Bank on a stand-alone basis.

Total assets increased by $24.5 million or 13.4% to $207.6 million at March 31, 2003 from $183.1 million at December 31, 2002 as the Bank continued to grow the balance sheet primarily through the origination of loans.

Total cash and cash equivalents increased by $10.5 million or 204.1% as the Bank warehoused liquidity in anticipation of loan closings as to which a loan commitment had already been made by the Bank and the settlement of several investment securities committed to during the first quarter. The growth in cash and cash equivalents was primarily attributable to retail deposit growth and repayments and prepayments in the loan and mortgage backed security portfolios. Investment securities held-to-maturity decreased by $1.3 million or 2.6% to $49.3 million at March 31, 2003 from $50.6 million at December 31, 2002. This decrease was primarily attributable to calls exercised on $12.0 million of callable agency securities and mortgage backed security repayments and prepayments totaling $4.3 million, partially offset by the purchase of $15.0 million of callable agency securities during the three months ended March 31, 2003.

Loans receivable, increased by $15.0 million or 12.3% to $137.1 million at March 31, 2003 from $122.1 million at December 31, 2002. The increase resulted primarily from a $8.0 million increase in commercial and business loans net of amortization, a $6.6 million increase in home mortgages and construction loans, net of amortization, a $459,000 increase in loan participations with other financial institutions, net of amortization, partially offset by a $20,000 decrease in consumer loans, net of amortization.

Fixed assets increased by $298,000 or 11.3% to $2.9 million at March 31, 2003 from $2.6 million at December 31, 2002. The increase in fixed assets resulted primarily from the acquisition of additional equipment necessary to outfit the two new offices the Bank intends to open later this year.

Deposit liabilities increased by $24.1 million or 14.7% to $187.6 million at March 31, 2003 from $163.5 million at December 31, 2002. The increase resulted primarily from an increase during the three months ended March 31, 2003 of $13.9 million in savings and club accounts, an increase of $6.7 million in demand deposits and an increase of $3.5 million in time deposit accounts. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products.

Stockholders' equity increased by $573,000 or 3.1% to $19.3 million at March 31, 2003 from $18.8 million at December 31, 2002. The increase was wholly attributable to net income for the three months ended March 31, 2003 of $573,000. At March 31, 2003 the Bank's Tier 1, Tier 1 risk-based and Total risk-based capital ratios were 10.01%, 13.00% and 13.97% respectively.

Results of Operations

Net income increased by $389,000 or 211.4% to $573,000 for the three months ended March 31, 2003 from $184,000 for the three months ended March 31, 2002. This improvement in operations is due to increases in net interest income and non-interest income partially offset by increases in the provision for loan losses, non-interest expense and income taxes. Net interest income increased by $1.0 million or 90.9% to $2.1 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002. This increase resulted primarily from an increase in average net interest earning assets of $13.5 million or 78.0% to $30.8 million for the three months ended March 31, 2003 from $17.3 million for the three months ended March 31, 2002, and an increase in the net interest margin to 4.51% for the three months ended March 31, 2003 from 3.66% for the three months ended March 31, 2002.

Interest income on loans receivable increased by $1.3 million or 122.7% to $2.3 million for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. The increase was primarily due to an increase in average loans receivable of $74.7 million or 136.8% to $129.3 million for the three months ended March 31, 2003 from $54.6 million for the three months ended March 31, 2002, partially offset by a decrease in the average yield on loans receivable to 7.16% for the three months ended March 31, 2003 from 7.65% for the three months ended March 31, 2002. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate, in an effort to achieve higher returns. The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

Interest income on securities held-to-maturity increased by $52,000 or 7.7% to $727,000 for the three months ended March 31, 2003 from $675,000 for the three months ended March 31, 2002. The increase was primarily attributable to an increase in the average balance of investment securities held-to-maturity of $5.0 million or 11.3% to $49.3 million for the three months ended March 31, 2003 from $44.3 million for the three months ended March 31, 2002 partially offset by a decrease in the average yield on investment securities held-to-maturity to 5.89% for the three months ended March 31, 2003 from 6.10% for the three months ended March 31, 2002. The increase in average balances reflects management's philosophy to deploy funds in higher yielding instruments in an effort to achieve higher returns.

Interest income on other interest-earning assets decreased by $68,000 to $29,000 for the three months ended March 31, 2003 from $97,000 for the three months ended March 31, 2002. This decrease was primarily due to a decrease in the average balance of other interest-earning assets to $10.5 million for the three months ended March 31, 2003 from $20.4 million for the three months ended March 31, 2002 and a decrease in the average yield on other interest-earning assets to 1.10% for the three months ended March 31, 2003 from1.90% for the three months ended March 31, 2002. The decrease in the average balance reflects management's decision to deploy funds in higher yielding loans and securities. The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

Total interest expense increased by $210,000 or 28.9% to $936,000 for the three months ended March 31, 2003 from $726,000 for the three months ended March 31, 2002. The increase resulted primarily from an increase in average interest bearing liabilities of $56.3 million or 55.1% to $158.4 million for the three months ended March 31, 2003 from $102.1 million for the three months ended March 31, 2002, partially offset by a decrease in the average cost of interest bearing liabilities to 2.36% for the three months ended March 31, 2003 from 2.85% for the three months ended March 31, 2002.

The provision for loan losses totaled $225,000 and $138,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced and (4) the existing level of reserves for loan losses that are probable and estimable. The Bank had non-performing loans totaling $415,000 at March 31, 2003, $67,000 at December 31, 2002 and no non-performing loans at March 31, 2002. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2003, December 31, 2002 and March 31, 2002.

Total non-interest income increased by $34,000 to $88,000 for the three months ended March 31, 2003 from $54,000 for the three months ended March 31, 2002. The increase in non-interest income resulted primarily from a $32,000 increase in fees and service charges to $83,000 from $51,000 for the quarters ended March 31, 2003 and 2002, respectively and a $2,000 increase in other income for the comparative three month time periods.

Total operating expenses increased by $338,000 or 47.6% to $1.05 million for the three months ended March 31, 2003 from $710,000 for the three months ended March 31, 2002. The increase in the three month period in 2003 was primarily due to an increase of $198,000 in salaries and employee benefits expense to $531,000 for the three months ended March 31, 2003 from $333,000 for the three months ended March 31, 2002 as the Bank increased staffing levels in an effort to service its growing customer base and in preparation for the opening of one branch office. Equipment expense increased $48,000 to $191,000 for the three months ended March 31, 2003 from $143,000 for the three months ended March 31, 2002. The primary component of this expense is data service provider expense which increases with the growth of the Bank's balance sheet. Occupancy expense increased by $26,000 to $85,000 for the three months ended March 31, 2003 from $59,000 for the three months ended March 31, 2002 as the Bank is incurring higher costs for the two facilities under construction for future expansion. Other non-interest expense increased by $54,000 to $211,000 for the three months ended March 31, 2003 from $157,000 for the three months ended March 31, 2002. Other non-interest expense is comprised of stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $269,000 to $376,000 for the three months ended March 31, 2003 from $107,000 for the three months ended March 31, 2002 reflecting increased income earned during the current three months ended March 31, 2003.

ITEM 3.

Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.
                                       9

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

During the last two years the Bank has completed three offerings of common stock, par value $5.00 per share. The first offering of 760,837 shares of common stock for a purchase price of $10.00 per share, or a total of $7.6 million, was completed on December 31, 2000. The net proceeds were used to capitalize the Bank, and support growth.

The second offering of 402,676 shares of common stock for a purchase price of $11.00 per share, or a total of $4.4 million, was completed as follows: on June 29, 2001, the Bank completed the sale of 166,111 shares, on July 31, 2001, the Bank completed the sale of 81,687 shares, and on September 30, 2001, the Bank completed the sale of 154,878 shares. The net proceeds were used to capitalize the Bank and support future growth.

The third offering of 618,182 shares of common stock for a purchase price of $10.00 per share, or a total of $6.2 million was completed as follows: on May 28, 2002, the Bank completed the sale of 153,600 shares, on June 20, 2002, the bank completed the sale of 163,890 shares and on July 8, 2002, the Bank completed the sale of 300,692 shares. The net proceeds were used to capitalize the Bank and support future growth.

The Bank did not use an underwriter in the sale of the shares of common stock and all shares were sold for cash as indicated above.

The offerings were exempt from the Securities Act under Section 3(a)(2).

The Bank's Board of Directors authorized a 10% stock dividend to stockholders of record on January 15, 2002. Such dividend was distributed on January 29, 2002. The Bank's Board of Directors authorized another 10% stock dividend to stockholders of record on January 15, 2003. Such dividend was distributed on January 29, 2003.

Pursuant to resolutions of the Board of Directors of the Bank adopted on July 10, 2002 and approved by the shareholders of the Bank on April 25, 2002, the Bayonne Community Bank 2002 Stock Option Plan was adopted. These shares, according to the plan, will vest to the recipients over a five-year period of time and are exercisable for up to a ten-year time frame. On July 10, 2002, stock options for 127,194 shares of Bank common stock were granted at an exercise price of $10.00 per share. The shareholders of the Bank, on April 24, 2003, approved the Bayonne Community Bank 2003 Stock Option Plan. The 2003 Stock Option Plan provides that these shares, according to the plan, will vest to the recipients over a five-year period of time and are exercisable for up to a ten-year time frame. Upon completion of the acquisition of the Bank by BCB
Bancorp, Inc., the 2002 Stock Option Plan and 2003 Stock Option Plan became plans of BCB Bancorp, Inc., for the acquisition of BCB Bancorp, Inc., common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Bank's Annual Meeting of Shareholders occurred on April 24, 2003. At this meeting there were three items put to a vote of security holders; Election of Directors for the Bank's Board of Directors, A Plan of Acquisition providing for the establishment of BCB Bancorp, Inc. as a stock holding company parent of the Bank and the Bayonne Community Bank 2003 Stock Option Plan. The number of shares outstanding was 2,088,198, the number of shares entitled to vote was 2,088,198 and the number of shares present at the meeting or by proxy was 1,585,677.

1.   The vote with respect to the election of directors was as follows:

     NAME                                      FOR                 WITHHELD
     ----                                      ---                 --------

     Robert Ballance                        1,575,820                9,857
     Judith Q. Bielan                       1,575,545               10,132
     Joseph J. Brogan                       1,576,123                9,554
     Thomas M. Coughlin                     1,576,123                9,554
     Donald S. Cymbor                       1,576,123                9,554
     Robert G. Doria                        1,576,123                9,554
     Phyllis Wasserman Garelick             1,576,123                9,554
     Mark D. Hogan                          1,576,123                9,554
     Joseph Lyga                            1,576,123                9,554
     Gary Maita                             1,576,123                9,554
     H. Mickey McCabe                       1,576,123                9,554
     Donald Mindiak                         1,576,123                9,554
     Alexander Pasiechnik                   1,576,123                9,554
     August Pellegrini, Jr.                 1,576,123                9,554
     Kenneth Poesl                          1,576,123                9,554
     Joseph Tagliareni                      1,576,123                9,554


2. The vote with respect to the Plan of Acquisition providing for the establishment of BCB Bancorp, Inc. as a stock holding company parent of the Bank was:

          FOR          AGAINST          ABSTAIN        NON-VOTE
          ---          -------          -------        --------

        1,472,957      22,112            3,473         87,135

3. The vote with respect to the Bayonne Community Bank 2003 Stock Option Plan was:

          FOR          AGAINST          ABSTAIN       NON-VOTE
          ---          -------          -------       --------

       1,456,098       30,237           12,207         87,135

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

Exhibit 99.1

Officers Certificate filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Donald Mindiak, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of March 31, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 7, 2003                       /s/ Donald Mindiak
                                        ----------------------------------
                                        Donald Mindiak
                                        President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Thomas Coughlin, Senior Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of March 31, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 7, 2003                             /s/ Thomas Coughlin
                                              --------------------------------
                                              Thomas Coughlin
                                              Senior Vice President
                                               and Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                           Bayonne Community Bank


Date: May 7, 2003                          /s/ Donald Mindiak
                                       By:  ---------------------------------
                                            Donald Mindiak
                                            President & Chief Executive Officer



Date: May 7, 2003                          /s/ Thomas Coughlin
                                      By:   -------------------------
                                            Thomas Coughlin
                                            Chief Financial Officer and
                                             Chief Operating Officer

                                                                   Exhibit 99.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



     Donald Mindiak, President and Chief Executive Officer, and Thomas Coughlin, Senior Vice President and Chief Financial Officer of Bayonne Community Bank (the "Company"), each certify in his/her capacity as an officer of the Company that he/she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2003 and that to the best of his/her knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.




Date: May 7, 2003                          /s/ Donald Mindiak
                                          ------------------------------------
                                          Donald Mindiak
                                          President and Chief Executive Officer



Date: May 7, 2003                         /s/ Thomas Coughlin
                                          ------------------------------------
                                          Thomas Coughlin
                                          Senior Vice President
                                           and Chief Financial Officer