Form 10QSB
period 2003-06-30
BCB BANCORP INC
filed 2003-08-11
CIK 1228454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                                   -

                                   FORM 10-QSB

 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003.

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from   ______________ to ________________


                           SEC Commission No. 0-50275



                               BCB Bancorp, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                        26-0065262
-------------------------------                   ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
  incorporation or organization)                          Number)


                     860 Broadway. Bayonne. New Jersey 07002
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (201) 823-0700
                             ------------------------
                            Issuer's telephone number


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

                    State the number of shares outstanding of
                 each of the issuer's classes of common stock:

                       As of August 1, 2003, BCB Bancorp, Inc. had 2,088,198 shares of common stock with no par value issued and outstanding.


   Transitional Small Business Disclosure Format (check one): Yes/ / No /x/
                                                                      --

                        BCB BANCORP INC., AND SUBSIDIARY

                                      INDEX


                                                                           Page

 PART I.     CONSOLIDATED FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

           Consolidated Statements of Financial Condition as of
            June 30, 2003 and December 31, 2002 (unaudited) ..................1

            Consolidated Statements of Income for the three and six
             months ended June 30, 2003 and June 30, 2002
               (unaudited)....................................................2

           Consolidated Statement of Changes in Stockholders'
            Equity for the six months ended June 30, 2003 (unaudited).........3

           Consolidated Statements of Cash Flows for the six months
            ended June 30, 2003 and June 30, 2002 (unaudited).................4

           Notes to Unaudited Consolidated Financial Statements...............5

           Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations..................7

           Item 3. Controls and Procedures...................................14

 PART II.       OTHER INFORMATION............................................15

PART I.  FINANCIAL INFORMATION
ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

                         BCB BANCORP INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition at
                       June 30, 2003 and December 31, 2002
                                   (Unaudited)
                      (in thousands except for share data )

                                                                   At                   At          6-MONTHS
                                                                30-Jun-03            31-Dec-02      Variance
                                                                ---------            ---------      --------

ASSETS

Cash and amounts due from depository institutions              $ 1,419            $ 1,232           $    187
                                                                                                     -------
Interest-bearing deposits                                        8,127              3,912              4,215
                                                              --------           --------            -------
   Total cash and cash equivalents                               9,546              5,144              4,402
                                                              --------           --------            -------
Securities held to maturity                                     57,360             50,602              6,758
                                                                                                     -------
Loans receivable, net                                          154,352            122,085             32,267
                                                                                                     -------
Premises and equipment                                           4,194              2,627              1,567
                                                                                                     -------
Federal Home Loan Bank of New York stock                           896                760                136
                                                                                                     -------
Interest receivable, net                                         1,334              1,130                204
                                                                                                     -------
Deferred income taxes                                              710                533                177
                                                                                                     -------
Other assets                                                       194                227                (33)
                                                              --------           --------            -------
    Total assets                                               228,586            183,108             45,478
                                                              ========           ========            -------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                       208,173            163,548             44,625
                                                                                                     -------
Other Liabilities                                                  496                788               (292)
                                                              --------           --------            -------
    Total Liabilities                                          208,669            164,336            373,005
                                                              --------           --------            -------
STOCKHOLDERS' EQUITY
Common Stock, $0.10 stated value and $5.00 par value,
  respectively: 10,000,000 shares authorized, 2,088,198 and
  1,898,057 shares outstanding, respectively                       209              9,490             (9,281)
                                                                                                     -------
Additional paid-in capital                                      22,486              9,782             12,704
                                                                                                     -------
Accumulated deficit                                             (2,778)              (500)            (2,278)
                                                              --------           --------            -------
    Total stockholders' equity                                  19,917             18,772              1,145
                                                              --------           --------            -------
     Total liabilities and stockholders' equity               $228,586           $183,108            $45,478
                                                              ========           ========            -------

     See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                       For the three and six months ended
                         June 30, 2003 and June 30, 2002
                                   (Unaudited)
                   ( in thousands except for per share data)


                                                                     Three Months Ended              Six Months Ended
                                                                  ---------------------------     --------------------------
                                                                            June  30,                      June 30,
                                                                  ---------------------------     --------------------------
                                                                     2003             2002           2003            2002
                                                                  ----------      -----------     ----------     -----------

Interest income:
  Loans                                                            $2,580           $1,386        $ 4,894          $2,425
  Securities                                                          744              745          1,471           1,420
  Other interest-earning assets                                        27               72             56             169
                                                                   ------           ------        -------          ------
     Total interest income                                          3,351            2,203          6,421           4,014
                                                                   ------           ------        -------          ------
Interest expense:
  Deposits:
     Demand                                                            58               58            109             106
     Savings and club                                                 788              689          1,535           1,295
     Certificates of deposit                                          166               84            304             156
                                                                   ------           ------        -------          ------
       Total interest expense                                       1,012              831          1,948           1,557
                                                                   ------           ------        -------          ------
Net interest income                                                 2,339            1,372          4,473           2,457
Provision for loan losses                                             225              195            450             333
                                                                   ------           ------        -------          ------
Net interest income after provision for loan losses                 2,114            1,177          4,023           2,124
                                                                   ------           ------        -------          ------
Non-interest income:
   Fees and service charges                                            84               64            167             115
   Gain on sale of AFS securities                                       -                7              -               7
   Other                                                                4                3              9               6
                                                                   ------           ------        -------          ------
      Total non-interest income                                        88               74            176             128
                                                                   ------           ------        -------          ------
Non-interest expense:
   Salaries and employee benefits                                     647              361          1,178             694
   Occupancy expense of premises                                       91               54            176             113
   Equipment                                                          234              155            425             298
   Advertising                                                         32                9             62              27
   Other                                                              245              199            456             356
                                                                   ------           ------        -------          ------
      Total non-interest expense                                    1,249              778          2,297           1,488
                                                                   ------           ------        -------          ------
Income  before income tax provision                                   953              473          1,902             764
Income tax provision                                                  381              198            757             306
                                                                   ------           ------        -------          ------
Net Income                                                          $ 572            $ 275        $ 1,145           $ 458
                                                                   ======           ======         ======          ======
Net Income per common share:
            basic                                                  $ 0.27           $ 0.18         $ 0.55          $ 0.32
            diluted                                                  0.27             0.18           0.53            0.32
                                                                   ======           ======         ======          ======
Weighted average number of common shares outstanding-
            basic                                                   2,088            1,493          2,088           1,450
            diluted                                                 2,147            1,493          2,152           1,450
                                                                   ======           ======         ======          ======


    See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 2003
                                   (Unaudited)
                                 ( in thousands)


                                                          Additional            Accumulated
                                               Common Stock   Paid-In Capital    Deficit      Total
                                               ------------   ---------------    -------      -----

Balance,  December 31, 2002                     $ 9,490        $ 9,782          $ (500)    $ 18,772

Issuance of stock dividend                          951          2,472          (3,423)          -

Conversion to BCB Bancorp                       (10,232)        10,232              -            -

Net income for the six months ended
     June 30, 2003                                   -              -            1,145        1,145
                                                -------       -------          --------    --------
Balance, June 30, 2003                           $ 209        $ 22,486         $(2,778)    $ 19,917
                                                -------       -------          --------    --------


     See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                            For the six months ended
                         June 30, 2003 and June 30, 2002
                                   (Unaudited)
                                 ( in thousands)

                                                                      Six Months Ended
                                                                          June  30,                   June 30,
                                                                ---------------------------     --------------------
                                                                   2003            2002                  2001
                                                                -----------     -----------         ----------------
Cash flows from operating activities :
   Net Income                                                      $ 1,145           $ 458               $ (337,558)
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation                                                   57              49                   41,649
         Amortization and accretion, net                               (61)              2                    2,504
         Provision for loan losses                                     450             333                  150,000
         Deferred income tax                                          (177)            305                 (215,659)
         Gain on sale of security available for sale                    -               (7)
        (Increase) in interest receivable                             (204)           (454)                (243,843)
         Decrease (Increase) in other assets                            33             (44)                 625,456
         Decrease (Increase) in other liabilities                     (292)             39                 (246,908)
                                                                   -------         -------             ------------
                Net cash provided by operating activities              951             681                 (224,359)
                                                                   -------         -------             ------------
Cash flows from investing activities:
      Purchase of FHLB stock                                          (136)              -
      Purchase of security available for sale                            -          (1,990)
      Proceeds from sale of security available for sale                  -           1,997
      Purchases of securities held to maturity                     (32,495)        (15,971)             (25,972,494)
      Proceeds from calls of securities held to maturity            17,000           2,500                  532,614
      Proceeds from repayments on securities held to maturity        8,771           3,464               (3,786,466)
      Net (increase) in loans receivable                           (32,690)        (41,664)             (12,993,697)
      Additions to premises and equipment                           (1,624)           (903)                 (58,083)
                                                                   -------         -------             ------------
             Net cash (used in) investing activities               (41,174)        (52,567)             (42,278,126)
                                                                   -------         -------             ------------
Cash flows from financing activities:
      Net increase in deposits                                      44,625          38,147               43,489,565
      Net proceeds from sales of common stock                           -            3,154
                                                                   -------         -------             ------------
             Net cash provided by financing activities              44,625          41,301               43,489,565
                                                                   -------         -------             ------------
Net increase (decrease) in cash and cash equivalents                 4,402         (10,585)               2,758,333
Cash and cash equivalents-begininng                                  5,144          27,168               25,634,234
                                                                   -------         -------             ------------
Cash and cash equivalents-ending                                   $ 9,546         $16,583             $ 28,392,567

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes                                                $ 913             $ -                     $ -

         Interest                                                  $ 1,943         $ 1,551                  913,375
                                                                   =======         =======                  =======

                                                                                                             54,266
                                                                                                            =======

     See accompanying notes to consolidated financial statements.

                        BCB Bancorp Inc., and Subsidiary
              Notes to Unaudited Consolidated Financial Statements

                         NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. ("the Company") and the Company's wholly owned subsidiary, Bayonne Community Bank (the "Bank"). The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2003 or any other future interim period.

     These statements should be read in conjunction with the Bank's audited financial statements and related notes for the year ended December 31, 2002, which are included in the Bank's Annual Report on Form 10-KSB as filed with the Federal Deposit Insurance Corporation.

NOTE 2 - EARNINGS PER SHARE

     The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share utilizes reported net income as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities. There were no options, warrants or convertible securities outstanding during the three and six months ended June 30, 2002, and accordingly, basic and diluted earnings per share are equivalent during that period.

     The Bank's Board of Directors authorized a 10% stock dividend to stockholders of record on January 15, 2003. Such dividend was distributed on January 29, 2003. Basic and diluted earnings per share and the weighted average number of common shares outstanding shares for the three and six months ended June 30, 2002 and have been retroactively restated to give effect to the stock dividend.

NOTE 3 - SIGNIFICANT EVENTS

     In June 2002, the Bank acquired a tract of real estate in the Bergen Point section of the City of Bayonne, New Jersey for the purposes of constructing a second facility to further service the banking needs of the community we serve. It is anticipated that this facility should be operating by the third quarter of 2003. The Bank also recently agreed to lease a building in the center of the business district of the City of Bayonne for the purposes of rehabilitating and converting it to another banking facility. This facility was completed during May 2003 and the office opened for business on May 31, 2003.

     The shareholders of the Bank, on April 24, 2003, approved the Bayonne Community Bank 2003 Stock Option Plan. These shares are intended to vest over a five-year period of time and are exercisable for ten-years following the date of grant. As of June 30, 2003, no options have been granted under this plan.

     On September 12, 2002, the Board of Directors of the Bank adopted a Plan of Acquisition whereby the Bank would become a wholly owned subsidiary of BCB Bancorp, Inc. On April 24, 2003, the stockholders of the Bank approved the Plan of Acquisition. Regulatory approval was received by the Federal Reserve Bank of New York and New Jersey Department of Banking and Insurance - Division of Banking. The reorganization pursuant to the Plan of Acquisition was completed on May 1, 2003. Each share of the Bank's outstanding common stock ($5.00 par value) was automatically converted into one share of BCB Bancorp, Inc. common stock ($0.10 stated value). The financial information contained in this Form 10-QSB is presented for the Company and the Bank on a consolidated basis.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     BCB Bancorp, Inc., completed its acquisition of Bayonne Community Bank on May 1, 2003, in accordance with New Jersey law, pursuant to a Plan of Acquisition. Information at and for the three and six months ended June 30, 2003 reflects the consolidated financial information of BCB Bancorp Inc. Prior to the completion of acquisition, BCB Bancorp, Inc. had no assets, liabilities or operations. Consequently the information provided below at December 31, 2002 and the three and six months ended June 30, 2002 is for Bayonne Community Bank on a stand-alone basis.

     Total assets increased by $45.5 million or 24.8% to $228.6 million at June 30, 2003 from $183.1 million at December 31, 2002 as the Bank continued to grow assets primarily through the origination of loans, and continued to grow liabilities primarily through core deposit growth.

     Total cash and cash equivalents increased by $4.4 million or 86.3% and was primarily attributable to retail deposit growth and repayments and prepayments in the loan and mortgage backed security portfolios. Subsequent to the quarter end a portion of these funds were used to fund loan originations. Investment securities held-to-maturity increased by $6.8 million or 13.4% to $57.4 million at June 30, 2003 from $50.6 million at December 31, 2002. This increase was primarily attributable to purchases of $32.5 million of callable agency securities, partially offset by calls exercised on $17.0 million of callable agency securities and mortgage backed security repayments and prepayments of $8.8 million during the six months ended June 30, 2003.

     Loans receivable, increased by $32.3 million or 26.5% to $154.4 million at June 30, 2003 from $122.1 million at December 31, 2002. The increase resulted primarily from an $18.1 million increase in commercial and business loans net of amortization, a $13.6 million in home mortgages and construction loans net of amortization, an $854,000 increase in loan participations with other financial institutions net of amortization, and a $277,000 increase in consumer loans, net of amortization, partially offset by a $450,000 increase in the allowance for loan losses.

     Fixed assets increased by $1.6 million or 61.5% to $4.2 million at June 30, 2003 from $2.6 million at December 31, 2002. The increase in fixed assets resulted primarily from the construction in progress of a new office building and the additional equipment required for that facility, as well as the additional equipment required for the opening of a second office which was completed during May 2003.

     Deposit liabilities increased by $44.7 million or 27.3% to $208.2 million at June 30, 2003 from $163.5 million at December 31, 2002. The increase resulted primarily from an increase during the six-months ended June 30, 2003 of $25.5 million in savings and club accounts, an increase of $9.8 million in time deposit accounts and a $9.4 million increase in demand deposits. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products as well as the opening of a second office.

     Stockholders' equity increased by $1.1 million or 5.9% to $19.9 million at June 30, 2003 from $18.8 million at December 31, 2002. The increase was wholly attributable to net income for the six months ended June 30, 2003 of $1.1 million. At June 30, 2003 the Bank's Tier 1, Tier 1 risk-based and Total risk-based capital ratios were 9.14%, 12.59% and 13.66% respectively.

Results of Operations
Three Months

     Net income increased by $297,000 or 108.0% to $572,000 for the three months ended June 30, 2003 from $275,000 for the three months ended June 30, 2002. The increase in net income is due to increases in net interest income and non-interest income partially offset by increases in the provision for loan losses, non-interest expenses and income taxes. Net interest income increased by $967,000 or 70.5% to $2.34 million for the three months ended June 30, 2003 from $1.37 million for the three months ended June 30, 2002. This increase resulted primarily from an increase in average net interest earning assets of $13.1 million or 63.9% to $33.6 million for the three months ended June 30, 2003 from $20.5 million for the three months ended June 30, 2002 and an increase in the net interest margin to 4.41% for the three months ended June 30, 2003 from 3.90% for the three months ended June 30, 2002.

     Interest income on loans receivable increased by $1.2 million or 85.7% to $2.6 million for the three months ended June 30, 2003 from $1.4 million for the three months ended June 30, 2002. The increase was primarily attributable to an increase in average loans receivable of $71.6 million or 94.5% to $147.4 million for the three months ended June 30, 2003 from $75.8 million for the three months ended June 30, 2002, partially offset by a decrease in the average yield on loans receivable to 7.00% for the three months ended June 30, 2003 from 7.31% for the three months ended June 30, 2002. The increase in average loans reflects our willingness to grow the Bank's asset base and leverage its assets following the completion of a private placement in 2002, as well as management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate, in an effort to achieve higher returns. The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

     Interest income on securities held-to-maturity decreased by $1,000 or 0.1% to $744,000 for the three months ended June 30, 2003 from $745,000 for the three months ended June 30, 2002. The decrease was primarily due to a decrease in the average yield on investment securities held-to-maturity to 5.54% for the three months ended June 30, 2003 from 6.15% for the three months ended June 30, 2002 partially offset an increase in the average balance of investment securities held-to-maturity of $5.2 million or 10.7% to $53.7 million for the three months ended June 30, 2003 from $48.5 million for the three months ended June 30, 2002.

The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002. The increase in average balance reflects management's philosophy to deploy funds in higher yielding instruments in an effort to achieve higher returns.

     Interest income on other interest-earning assets decreased by $45,000 or 62.5% to $27,000 for the three months ended June 30, 2003 from $72,000 for the three months ended June 30, 2002. This decrease was primarily due to a decrease in the average balance of other interest-earning assets to $11.2 million for the three months ended June 30, 2003 from $16.4 million for the three months ended June 30, 2002 along with a decrease in the average yield on other interest-earning assets to 0.96% for the three months ended June 30, 2003 from 1.76% for the three months ended June 30, 2002. The decrease in average balance reflects management's decision to deploy funds in higher yielding loans and securities and the decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

     Total interest expense increased by $179,000 or 21.5% to $1.01 million for the three months ended June 30, 2003 from $831,000 for the three months ended June 30, 2002. The increase resulted primarily from an increase in average interest bearing liabilities of $58.6 million or 48.8% to $178.8 million for the three months ended June 30, 2003 from $120.2 million for the three months ended June 30, 2002, partially offset by a decrease in the average cost of interest bearing liabilities to 2.26% for the three months ended June 30, 2003 from 2.77% for the three months ended June 30, 2002.

     The provision for loan losses totaled $225,000 and $195,000 for the three-month periods ended June 30, 2003 and 2002, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to,
(1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are possible and estimable. The Bank had non-performing loans totaling $67,000 at June 30, 2003, $415,000 at March 31, 2003 and $126,000 at June 30, 2002. The
allowance for loan losses stood at $1.64 million or 1.05% of gross loans at June 30, 2003, as compared to $1.46 million or 1.05% of gross loans at March 31, 2003. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2003, March 31, 2003 and June 30, 2002.

     Total non-interest income increased by $14,000 to $88,000 for the three months ended June 30, 2003 from $74,000 for the three months ended June 30, 2002. The increase in non-interest income resulted primarily from a $20,000 increase in fees and service charges to $84,000 from $64,000 for the quarters ended June 30, 2003 and 2002, respectively and a $1,000 increase in other income for the comparative three month time periods, partially offset by a $7,000 decrease in gain on the sale of available-for-sale securities.

     Total operating expenses increased by $471,000 or 60.5% to $1.25 million for the three months ended June 30, 2003 from $778,000 for the three months ended June 30, 2002. The increase in the three-month period in 2003 was primarily due to an increase of $286,000 in salaries and employee benefits expense to $647,000 for the three months ended June 30, 2003 from $361,000 for the three months ended June 30, 2002. The Bank increased staffing levels in an effort to service its growing customer base and staff its new office which opened in May 2003. Equipment expense increased $79,000 to $234,000 for the three months ended June 30, 2003 from $155,000 for the three months ended June 30, 2002. The primary component of this expense represents data service provider expense which increases with the asset growth of the Bank. Occupancy expense increased by $37,000 to $91,000 for the three months ended June 30, 2003 from $54,000 for the three months ended June 30, 2002 as the Bank is incurring higher costs for the two operational facilities and the construction of a third facility. Advertising expense increased $23,000 to $32,000 for the three months ended June 30, 2003 from $9,000 for the three months ended June 30, 2002 as the bank incurred additional advertising expense primarily attributed to the opening of a new office in May 2003. Other non-interest expense increased by $46,000 to $245,000 for the three months ended June 30, 2003 from $199,000 for the three months ended June 30, 2002. Other non-interest expense is comprised of stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

     Income tax expense increased $183,000 to $381,000 for the three months ended June 30, 2003 from $198,000 for the three months ended June 30, 2002 reflecting increased income earned during the three months ended June 30, 2003.

Six Months of Operations

     Net income increased by $687,000 or 150.0% to $1.15 million for the six months ended June 30, 2003 from $458,000 for the six months ended June 30, 2002. The increase in net income is due to increases in net interest income and non-interest income partially offset by increases in the provision for loan losses, non-interest expense and income taxes. Net interest income increased by $2.0 million or 80.0% to $4.5 million for the six months ended June 30, 2003 from $2.5 million for the six months ended June 30, 2002. This increase resulted primarily from an increase in average net interest earning assets of $13.3 million or 70.4% to $32.2 million for the six months ended June 30, 2003 from $18.9 million for the six months ended June 30, 2002 and an increase in the net interest margin to 4.45% for the six months ended June 30, 2003 from 3.78% for the six months ended June 30, 2002.

     Interest income on loans receivable increased by $2.5 million or 104.2% to $4.9 million for the six months ended June 30, 2003 from $2.4 million for the six months ended June 30, 2002. The increase was primarily attributable to an increase in average loans receivable of $73.1 million or 111.9% to $138.4 million for the six months ended June 30, 2003 from $65.3 million for the six months ended June 30, 2002, partially offset by a decrease in the average yield on loans receivable to 7.07% for the six months ended June 30, 2003 from 7.43% for the six months ended June 30, 2002. The increase in average loans reflects our willingness to grow the Bank's asset base and leverage its assets following the completion of a private placement in 2002, as well as management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate, in an effort to achieve higher returns. The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

     Interest income on securities held-to-maturity increased by $51,000 or 3.6% to $1.47 million for the six months ended June 30, 2003 from $1.42 million for the six months ended June 30, 2002. The increase was primarily due to an increase in the average balance of investment securities held-to-maturity of $5.1 million or 11.0% to $51.5 million for the six months ended June 30, 2003 from $46.4 million for the six months ended June 30, 2002 partially offset by a decrease in the average yield on securities held-to-maturity to 5.71% for the six months ended June 30, 2003 from 6.12% for the six months ended June 30, 2002. The increase in average balance reflects management's philosophy to deploy funds in higher yielding instruments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns. The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

     Interest income on other interest-earning assets decreased by $113,000 or 66.9% to $56,000 for the six months ended June 30, 2003 from $169,000 for the six months ended June 30, 2002. This decrease was primarily due to a decrease in the average balance of other interest-earning assets to $10.9 million for the six months ended June 30, 2003 from $18.4 million for the six months ended June 30, 2002 along with a decrease in the average yield on other interest-earning assets to 1.03% for the six months ended June 30, 2003 from 1.84% for the six months ended June 30, 2002. The decrease in average balance reflects management's decision to deploy funds in higher yielding loans and securities and the decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

     Total interest expense increased by $391,000 or 25.1% to $1.95 million for the six months ended June 30, 2003 from $1.56 million for the six months ended June 30, 2002. The increase resulted primarily from an increase in average interest bearing liabilities of $57.4 million or 51.6% to $168.6 million for the six months ended June 30, 2003 from $111.2 million for the six months ended June 30, 2002, partially offset by a decrease in the average cost of interest bearing liabilities to 2.31% for the six months ended June 30, 2003 from 2.80% for the six months ended June 30, 2002.

     The provision for loan losses totaled $450,000 and $333,000 for the six-month periods ended June 30, 2003 and 2002, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are possible and estimable. The Bank had non-performing loans totaling $67,000 at June 30, 2003, $67,000 at December 31, 2002 and $126,000 at June 30, 2002. The allowance for loan losses totaled $1.64 million or 1.05% of gross loans at June 30, 2003 as compared to $1.23 million or 1.00% of gross loans at December 31, 2002. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2003, December 31, 2002 and June 30, 2002.

     Total non-interest income increased by $48,000 to $176,000 for the six months ended June 30, 2003 from $128,000 for the six months ended June 30, 2002. The increase in non-interest income resulted primarily from a $52,000 increase in fees and service charges to $167,000 from $115,000 for the six-months ended June 30, 2003 and 2002, respectively and a $3,000 increase in other income for the comparative six month time periods, offset by a $7,000 decrease in gain on the sale of available-for-sale securities.

     Total operating expenses increased by $809,000 or 54.4% to $2.3 million for the six months ended June 30, 2003 from $1.5 million for the six months ended June 30, 2002. The increase in the six-month period in 2003 was primarily due to an increase of $484,000 in salaries and employee benefits expense to $1.18 million for the six months ended June 30, 2003 from $694,000 for the six months ended June 30, 2002. The Bank increased staffing levels in an effort to service its growing customer base and staff its new office which opened in May 2003. Equipment expense increased $127,000 to $425,000 for the six months ended June 30, 2003 from $298,000 for the six months ended June 30, 2002. The primary component of this expense is data service provider expense which increases with the growth of the Bank's balance sheet. Occupancy expense increased by $63,000 to $176,000 for the six months ended June 30, 2003 from $113,000 for the six months ended June 30, 2002 as the Bank is incurring higher costs for the two facilities now operational and the construction of a third facility presently underway. Advertising expense increased $36,000 to $63,000 for the six months ended June 30, 2003 from $27,000 for the six months ended June 30, 2002 as the Bank incurred additional advertising expense primarily attributed to the opening of a new office in May 2003. Other non-interest expense increased by $100,000 to $456,000 for the six months ended June 30, 2003 from $356,000 for the six months ended June 30, 2002. Other non-interest expense is comprised of stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

     Income tax expense increased $451,000 to $757,000 for the six months ended June 30, 2003 from $306,000 for the six months ended June 30, 2002 reflecting increased income earned during the current six months ended June 30, 2003.

ITEM 3.

Controls and Procedures

     Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


     Securities sold within the past three years without registering the securities under the Securities Act of 1933

     The Company has not sold any securities during the past three years. In connection with the Plan of Acquisition completed on May 1, 2003 the Bank reorganized into the holding company form of ownership and each share of Bank common stock became a share of Company common stock. No new capital was received in the reorganization.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

     Exhibit 31.1 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    Exhibit 31.1
                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald Mindiak, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of BCB Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors:


     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: August 1, 2003                             /s/ Donald Mindiak
                                                 --------------------------
                                                    Donald Mindiak, President
                                                     and Chief Executive Officer

                                                                   Exhibit 31.2


                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Thomas Coughlin, Senior Vice President and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of BCB Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

     4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors:


     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: August 1, 2003                      /s/ Thomas Coughlin
                                          ------------------------------------
                                          Thomas Coughlin, Senior Vice President
                                            and Chief Financial Officer

                                                                   Exhibit 32.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002




     Donald Mindiak, President and Chief Executive Officer, and Thomas Coughlin, Senior Vice President and Chief Financial Officer of Bayonne Community Bank (the "Company"), each certify in his/her capacity as an officer of the Company that he/she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2003 and that to the best of his/her knowledge:

     (1) the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

     (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.





Date: August 1, 2003                  /s/ Donald Mindiak
                                      ----------------------------------
                                          Donald Mindiak
                                          President and Chief Executive Officer



Date: August 1, 2003                  /s/ Thomas Coughlin
                                      -----------------------------------
                                          Thomas Coughlin, Senior Vice President
                                           and Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                         BCB Bancorp Inc.



Date: August 1, 2003             By:  /s/ Donald Mindiak
                                      -------------------------------------
                                          Donald Mindiak
                                          President & Chief Executive Officer


Date: August 1, 2003             By:  /s/ Thomas Coughlin
                                      -------------------------------------
                                          Thomas Coughlin
                                          Chief Financial Officer and
                                           Chief Operating Officer