Form 10QSB
period 2003-09-30
BCB BANCORP INC
filed 2003-11-05
CIK 1228454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                   FORM 10-QSB

  (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________



                           SEC Commission No. 0-50275



                               BCB Bancorp, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                        26-0065262
  ----------------------------                          ----------------
 (State or other jurisdiction of                   (IRS Employer Identification
   incorporation or organization)                          Number)



                     860 Broadway. Bayonne. New Jersey 07002
                  -------------------------------------------
                    (Address of principal executive offices)



                                 (201) 823-0700
                           --------------------------
                            Issuer's telephone number

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock: As of November 3, 2003, BCB Bancorp, Inc. had 2,088,198 shares of common stock with no par value issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes/ / No /x/

                        BCB BANCORP INC., AND SUBSIDIARY

                                      INDEX


                                                                           Page

PART I.     CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

      Consolidated Statements of Financial Condition as of
      September 30, 2003 and December 31, 2002 (unaudited).................... 1


      Consolidated Statements of Income for the three and nine months ended September 30, 2003 and September 30, 2002 (unaudited)............. 2

      Consolidated Statement of Changes in Stockholders' Equity for
        the nine months ended September 30, 2003 (unaudited)...................3


      Consolidated Statements of Cash Flows for the nine months
       ended September 30, 2003 and September 30, 2002 (unaudited).............4


      Notes to Unaudited Consolidated Financial Statements.....................5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................7

Item 3. Controls and Procedures...............................................14

PART II.       OTHER INFORMATION..............................................15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENT

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENT

                         BCB BANCORP INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition at
                    September 30, 2003 and December 31, 2002

                                   (Unaudited)
                      (in thousands except for share data)

                                                               At              At
                                                            30-Sep-03       31-Dec-02
                                                            ---------       ---------
ASSETS

Cash and amounts due from depository institutions          $  1,761         $ 1,232
Interest-bearing deposits                                    13,225           3,912
                                                           --------         -------
   Total cash and cash equivalents                           14,986           5,144
                                                           --------         -------

Securities held to maturity                                  63,363          50,602
Loans receivable, net                                       166,193         122,085
Premises and equipment                                        5,202           2,627
Federal Home Loan Bank of New York stock                        896             760
Interest receivable                                           1,260           1,130
Deferred income taxes                                           788             533
Other assets                                                    222             227
                                                           --------         -------
    Total assets                                            252,910         183,108
                                                           --------         -------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                    231,618         163,548
Other Liabilities                                               779             788
                                                           --------         -------
    Total Liabilities                                       232,397         164,336
                                                           --------         -------

STOCKHOLDERS' EQUITY
Common Stock, $0.10 stated value and $5 par value,
  respectively: 10,000,000 shares authorized, 2,088,198 and
  1,898,057 share outstanding, respectively                     209           9,490
Additional paid-in capital                                   22,486           9,782
Accumulated deficit                                          (2,182)           (500)
                                                           --------         -------
    Total stockholders' equity                               20,513          18,772
                                                           --------         -------

     Total liabilities and stockholders'                  $ 252,910        $183,108
                                                          =========        ========

See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                         BCB BANCORP INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                       For the three and nine months ended
                    September 30, 2003 and September 30, 2002
                                   (Unaudited)
                 ( in thousands except for share per share data)


                                                   Three Months Ended            Nine Months Ended
                                                        Sept. 30,                     Sept. 30,
                                                  --------------------          -----------------
                                                  --------------------          -----------------
                                                     2003      2002               2003     2002
                                                  --------------------          -----------------

Interest income:
  Loans                                            $ 2,796    $ 1,707             7,690    4,145
  Securities                                           772        743             2,243    2,163
  Other interest-earning assets                         18         69                74      238
                                                  --------    -------          --------  -------
             Total interest income                   3,586      2,519            10,007    6,546
                                                  --------    -------          --------  -------
Interest expense:
  Deposits:
     Demand                                             69         65               178      171
     Savings and club                                  819        726             2,354    2,021
     Certificates of deposit                           214        101               518      257
                                                  --------    -------          --------  -------
       Total interest expense                        1,102        892             3,050    2,449
                                                  --------    -------          --------  -------
Net interest income                                  2,484      1,627             6,957    4,097
Provision for loan losses                              210        255               660      588
                                                  --------    -------          --------  -------
Net interest income, after provision
 for loan losses                                     2,274      1,372             6,297    3,509
                                                  --------    -------          --------  -------
Non-interest income:
   Fees and service charges                            129         70               296      172
   Gain on sale of AFS securities                        -          -                 -        7
   Other                                                 4          3                13        9
                                                  --------    -------          --------  -------
      Total non-interest income                        133         73               309      188
                                                  --------    -------          --------  -------
Non-interest expense:
   Salaries and employee benefits                      755        368             1,933    1,062
   Occupancy expense of premises                       101         63               277      176
   Equipment                                           237        165               662      463
   Advertising                                          41         14               103       41
   Other                                               281        204               737      560
                                                  --------    -------          --------  -------
      Total non-interest expense                     1,415        814             3,712    2,302
                                                  --------    -------          --------  -------
Income before income tax provision                     992        631             2,894    1,395
Income tax provision                                   396        251             1,153      557
                                                  --------    -------          --------  -------
Net Income                                           $ 596      $ 380           $ 1,741   $  838
                                                  ========    =======          ========  =======
Net Income per common share-basic and diluted
        basic                                        $0.26      $0.18           $  0.76   $ 0.51
                                                  ========    =======          ========  =======
        diluted                                      $0.25      $0.18           $  0.74   $ 0.51
                                                  ========    =======          ========  =======

Weighted average number of common shares outstanding-
        basic                                        2,297      2,059             2,297    1,653
                                                  ========    =======          ========  =======
        diluted                                      2,365      2,068             2,366    1,656
                                                  ========    =======          ========  =======

     See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity
                  For the nine months ended September 30, 2003
                                   (Unaudited)
                                 ( in thousands)


                                                                Additional            Accumulated
                                         Common Stock         Paid-In Capital          Deficit           Total
                                        -------------         ---------------         ----------       --------
Balance,  December 31, 2002               $9,490                $ 9,782               $  (500)         $ 18,772

Issuance of stock dividend                   951                  2,472                (3,423)               -

Conversion to BCB Bancorp                (10,232)                10,232                     -                -

Net income for the six months ended
     September 30, 2003                        -                      -                 1,741             1,741
                                        --------                -------               --------          -------
Balance, September 30, 2003               $  209                $22,486               $(2,182)         $ 20,513
                                        --------                -------               --------          -------

See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                            For the Nine months ended
                           September 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in thousands)

                                                                              Nine Months Ended
                                                                                   SEPT.  30,
                                                                      -----------------------------------
                                                                           2003               2002
                                                                      -----------------------------------
Cash flows from operating activities :
   Net Income                                                            $ 1,741             $ 838
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation                                                         96                74
         Amortization and accretion, net                                    (166)              (32)
         Provision for loan losses                                           660               588
         Deferred income tax                                                (255)              (78)
         Gain on sale of security available for sale                           -                (7)
         (Increase) in interest receivable                                  (130)             (414)
         Decrease in other assets                                              5                31
         Increase (Decrease) in accrued interest payable                     (14)                9
         Increase (Decrease) in other liabilities                             (9)              650
                                                                          -------           -------

                Net cash provided by operating activities                    928             1,659
                                                                          -------           -------
Cash flows from investing activities:
      Purchase of FHLB stock                                                (136)                -
      Purchase of security available for sale                                  -            (1,990)
      Proceeds from sale of security available for sale                        -             1,997
      Purchases of securities held to maturity                           (46,468)          (23,103)
      Proceeds from call of security held to maturity                     20,000             2,500
      Proceeds from repayments on securities held to maturity             13,756             5,685
      Purchase of loans                                                        -                 -
      Net (increase) in loans receivable                                 (44,651)          (56,825)
      Additions to premises and equipment                                 (2,671)           (1,177)
                                                                          -------           -------
             Net cash (used in) investing activitity                     (60,170)          (72,913)
                                                                          -------           -------
Cash flows from financing activities:
      Net increase in deposits                                            68,084            48,409
      Net proceeds from sales of common stock                                  -             6,159
                                                                          -------           -------
             Net cash provided by financing activities                    68,084            54,568
                                                                          -------           -------
Net increase (decrease) in cash and cash equivalents                       9,842           (16,686)
Cash and cash equivalents-begininng                                        5,144            27,168
                                                                          -------           -------
Cash and cash equivalents-ending                                        $ 14,986          $ 10,482
                                                                        ========          ========
Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes                                                   $  1,323          $     75

         Interest                                                          3,064             2,440


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2003 or any other future interim period.

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

The Bank's Board of Directors authorized a 10% stock dividend to stockholders of record on January 15, 2003. Such dividend was distributed on January 29, 2003. Basic and diluted earnings per share and the weighted average number of common shares outstanding for the three and nine months ended September 30, 2002 have been retroactively restated to give effect to the stock dividend.

The Company's Board of Directors authorized a 10% stock dividend to stockholders of record on November 3, 2003. Such dividend will be distributed on November 17, 2003. Basic and diluted earnings per share and the weighted average number of common shares outstanding for the three and nine months ended September 30, 2003 and 2002 have been retroactively adjusted to give effect to the stock dividend.

NOTE 3 - SIGNIFICANT EVENTS

In June 2002, the Bank acquired a tract of real estate in the Bergen Point section of the City of Bayonne, New Jersey for the purposes of constructing a second facility to further service the banking needs of the community we serve. It is anticipated that this facility should be operating by the fourth quarter of 2003. The Bank also recently agreed to lease a building in the center of the business district of the City of Bayonne for the purposes of rehabilitating and converting it to another banking facility. This facility was completed during May 2003 and the office opened for business on May 31, 2003.

The shareholders of the Bank, on April 24, 2003, approved the Bayonne Community Bank 2003 Stock Option Plan, which provides for the grant of options to purchase up to 208,786 shares (229,665 shares after giving effect to the 10% stock dividend to be paid in November 2003) of Company common stock. These options vest over a five-year period following grant and are exercisable for ten-years following the date of grant. As of September 30, 2003, 187,940 of 208,820 options have been granted under this plan.
                                       5

On September 12, 2002, the Board of Directors of the Bank adopted a Plan of Acquisition whereby the Bank would become a wholly owned subsidiary of BCB Bancorp, Inc. Following stockholder and regulatory approval the reorganization pursuant to the Plan of Acquisition was completed on May 1, 2003. Each share of the Bank's outstanding common stock was automatically converted into one share of BCB Bancorp, Inc. common stock. The financial information contained in this Form 10-QSB at and for the period ended September 30, 2003 is presented for the Company and the Bank on a consolidated basis.
                                       6

ITEM 2.


Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

BCB Bancorp, Inc., completed its acquisition of Bayonne Community Bank on May 1, 2003. Information at and for the three and nine months ended September 30, 2003 reflects the consolidated financial information of BCB Bancorp Inc. Prior to the completion of the acquisition, BCB Bancorp, Inc. had no assets, liabilities or operations. Consequently the information provided below at December 31, 2002 and the three and nine months ended September 30, 2002 is for Bayonne Community Bank on a stand-alone basis.

Total assets increased by $69.8 million or 38.1% to $252.9 million at September 30, 2003 from $183.1 million at December 31, 2002 as the bank continued to grow assets primarily through the origination of loans.

Total cash and cash equivalents increased by $9.9 million or 194.1% to $15.0 million at September 30, 2003 from $5.1 million at December 31, 2002 and reflects the investment of retail deposits and repayments and prepayments in the loan and mortgage backed security portfolios. Subsequent to the quarter end, a portion of these funds were used to fund loan originations and investment security purchases. Investment securities held-to-maturity increased by $12.8 million or 25.3% to $63.4 million at September 30, 2003 from $50.6 million at December 31, 2002. This increase was primarily attributable to purchases of $42.5 million of callable agency securities and $4.0 million of mortgage backed securities, partially offset by calls exercised on $20.0 million of callable agency securities and mortgage backed security repayments and prepayments of $13.8 million during the nine months ended September 30, 2003.

Loans receivable increased by $44.1 million or 36.1% to $166.2 million at September 30, 2003 from $122.1 million at December 31, 2002. The increase resulted primarily from a $27.5 million increase in commercial and business loans net of amortization, a $14.0 million increase in home mortgages and construction loans net of amortization, a $3.1 million increase in loan participations with other financial institutions net of amortization, and a $227,000 increase in consumer loans net of amortization, partially offset by a $660,000 increase in the allowance for loan losses.

Fixed assets increased by $2.6 million or 100.0% to $5.2 million at September 30, 2003 from $2.6 million at December 31, 2002. The increase in fixed assets resulted primarily from the construction in progress of a new office building and the additional equipment required for that facility, as well as additional equipment required for the opening of a second office which was completed during May 2003.

Deposit liabilities increased by $68.1 million or 41.7% to $231.6 million at September 30, 2003 from $163.5 million at December 31, 2002. The increase resulted primarily from an increase during the nine months ended September 30, 2003 of $36.4 million in savings and club accounts, an increase of $19.7 million in time deposit accounts and a $12.0 million increase in demand deposits. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products as well as the opening of a second office.

Stockholders' equity increased by $1.7 million or 9.0% to $20.5 million at September 30, 2003 from $18.8 million at December 31, 2002. The increase was wholly attributable to net income for the nine months ended September 30, 2003 of $1.7 million. At September 30, 2003 the Bank's Tier 1, Tier 1 risk based and Total risk-based capital ratios were 8.57%, 11.70% and 12.78% respectively.

Results of Operations Three Months

Net income increased by $216,000 or 56.8% to $596,000 for the three months ended September 30, 2003 from $380,000 for the three months ended September 30, 2002. The increase in net income is due to increases in net interest income, non-interest income and a decrease in the provision for loan losses partially offset by increases in non-interest expense and income taxes. Net interest income increased by $857,000 or 52.6% to $2.48 million for the three months ended September 30, 2003 from $1.63 million for the three months ended September 30, 2002. This increase resulted primarily from an increase in average net interest earning assets of $3.7 million or 13.5% to $31.2 million for the three months ended September 30, 2003 from $27.5 million for the three months ended September 30, 2002 and an increase in the net interest margin to 4.28% for the three months ended September 30, 2003 from 4.12% for the three months ended September 30, 2002, reflecting the growth of the asset side of the balance sheet.

Interest income on loans receivable increased by $1.1 million or 64.7% to $2.8 million for the three months ended September 30, 2003 from $1.7 million for the three months ended September 30, 2002. The increase was primarily attributable to an increase in average loans receivable of $69.9 million or 75.2% to $162.9 million for the three months ended September 30, 2003 from $93.0 million for the three months ended September 30, 2002, partially offset by a decrease in the average yield on loans receivable to 6.87% for the three months ended September 30, 2003 from 7.34% for the three months ended September 30, 2002. The increase in average loans reflects the growth of the Bank's asset base and leverage of its assets following the completion of a private placement in 2002, as well as management's philosophy to deploy funds in higher yielding assets, specifically commercial real estate loans. The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

Interest income on securities held-to-maturity increased by $29,000 or 3.9% to $772,000 for the three months ended September 30, 2003 from $743,000 for the three months ended September 30, 2002. The increase was primarily due to an increase in the average balance of investment securities held-to-maturity of $10.7 million or 22.2% to $58.9 million for the three months ended September 30, 2003 from $48.2 million for the three months ended September 30, 2002 partially offset by a decrease in the average yield on investment securities held-to-maturity to 5.25% for the three months ended September 30, 2003 from 6.16% for the three months ended September 30, 2002. The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002. The increase in average balance reflects management's philosophy to deploy funds in higher yielding instruments in an effort to achieve higher returns.

Interest income on other interest-earning assets decreased by $51,000 or 73.9% to $18,000 for the three months ended September 30, 2003 from $69,000 for the three months ended September 30, 2002. This decrease was primarily due to a decrease in the average balance of other interest-earning assets to $10.4 million for the three months ended September 30, 2003 from $16.6 million for the three months ended September 30, 2002 along with a decrease in the average yield on other interest-earning assets to 0.69% for the three months ended September 30, 2003 from 1.66% for the three months ended September 30, 2002. The decrease in the average balance reflects management's decision to deploy funds in higher yielding loans and securities and the decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

Total interest expense increased by $210,000 or 23.5% to $1.10 million for the three months ended September 30, 2003 from $892,000 for the three months ended September 30, 2002. The increase resulted primarily from an increase in average interest bearing liabilities of $70.6 million or 54.2% to $200.9 million for the three months ended September 30, 2003 from $130.3 million for the three months ended September 30, 2002, partially offset by a decrease in the average cost of interest bearing liabilities to 2.19% for the three months ended September 30, 2003 from 2.74% for the three months ended September 30, 2002.

The provision for loan losses totaled $210,000 and $255,000 for the three-month periods ended September 30, 2003 and 2002, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are possible and estimable. The Bank had non-performing loans totaling $67,000 at September 30, 2003, $67,000 at June 30, 2003 and $22,000 at September 30, 2002. The allowance for loan losses stood at $1.89 million or 1.13% of gross loans at September 30, 2003, as compared to $1.68 million or 1.08% of gross loans at June 30, 2003. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2003, and September 30, 2002.

Total non-interest income increased by $60,000 to $133,000 for the three months ended September 30, 2003 from $73,000 for the three months ended September 30, 2002. The increase in non-interest income resulted primarily from a $59,000 increase in fees and service charges to $129,000 from $70,000 for the quarters ended September 30, 2003 and 2002, respectively primarily due to the Bank beginning to realize fee income from the sale of one-to-four residential mortgage product, with servicing released, to the secondary market. Fees from such sales totaled $39,000 during the three months ended September 30, 2003. No loans were sold prior to July 1, 2003.

Total non-interest expenses increased by $601,000 or 73.8% to $1.42 million for the three months ended September 30, 2003 from $814,000 for the three months ended September 30, 2002. The increase in the three-month period in 2003 was primarily due to an increase of $387,000 in salaries and employee benefits expense to $755,000 for the three months ended September 30, 2003 from $368,000 for the three months ended September 30, 2002. The Bank increased staffing levels in an effort to service its growing customer base and staff its second office which opened in May 2003, and third office projected to open during the fourth quarter of 2003. Equipment expense increased $72,000 to $237,000 for the three months ended September 30, 2003 from $165,000 for the three months ended September 30, 2002. The primary component of this expense represents data service provider expense which increases with the asset growth of the Bank. Occupancy expense increased by $38,000 to $101,000 for the three months ended September 30, 2003 from $63,000 for the three months ended September 30, 2002 as the Bank is incurring higher costs for the two operational facilities and the construction of a third facility. Advertising expense increased $27,000 to $41,000 for the three months ended September 30, 2003 from $14,000 for the three months ended September 30, 2002 as the Bank incurred additional advertising expense primarily attributed to the opening of additional offices. Other non-interest expense increased by $77,000 to $281,000 for the three months ended September 30, 2003 from $204,000 for the three months ended September 30, 2002. Other non-interest expense is comprised of stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $145,000 to $396,000 for the three months ended September 30, 2003 from $251,000 for the three months ended September 30, 2002 reflecting increased income earned during the three months ended September 30, 2003.

Results of Operations Nine Months

Net income increased by $903,000 or 107.8% to $1.74 million for the nine months ended September 30, 2003 from $838,000 for the nine months ended September 30, 2002. The increase in net income is due to increases in net interest income and non-interest income partially offset by increases in the provision for loan losses, non-interest expense and income taxes. Net interest income increased by $2.86 million or 69.8% to $6.96 million for the nine months ended September 30, 2003 from $4.10 million for the nine months ended September 30, 2002. This increase resulted primarily from an increase in average net interest earning assets of $10.1 million or 46.3% to $31.9 million for the nine months ended September 30, 2003 from $21.8 million for the nine months ended September 30, 2002 and an increase in the net interest margin to 4.39% for the nine months ended September 30, 2003 from 3.92% for the nine months ended September 30, 2002.

Interest income on loans receivable increased by $3.54 million or 85.3% to $7.69 million for the nine months ended September 30, 2003 from $4.15 million for the nine months ended September 30, 2002. The increase was primarily attributable to an increase in average loans receivable of $72.0 million or 96.5% to $146.6 million for the nine months ended September 30, 2003 from $74.6 million for the nine months ended September 30, 2002, partially offset by a decrease in the average yield on loans receivable to 6.99% for the nine months ended September 30, 2003 from 7.40% for the nine months ended September 30, 2002. The increase in average loans reflects our willingness to grow the Bank's asset base and leverage its assets following the completion of a private placement in 2002, as well as management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate, in an effort to achieve higher returns. The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

Interest income on securities held-to-maturity increased by $80,000 or 3.7% to $2.24 million for the nine months ended September 30, 2003 from $2.16 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in the average balance of investment securities held-to-maturity of $7.0 million or 14.9% to $54.0 million for the nine months ended September 30, 2003 from $47.0 million for the nine months ended September 30, 2002 partially offset by a decrease in the average yield on securities held-to-maturity to 5.54% for the nine months ended September 30, 2003 from 6.13% for the nine months ended September 30, 2002. The increase in the average balance reflects management's philosophy to deploy funds in higher yielding instruments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns. The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

Interest income on other interest-earning assets decreased by $164,000 or 68.9% to $74,000 for the nine months ended September 30, 2003 from $238,000 for the nine months ended September 30, 2002. This decrease was primarily due to a decrease in the average balance of other interest-earning assets to $10.7 million for the nine months ended September 30, 2003 from $17.8 million for the nine months ended September 30, 2002 along with a decrease in the average yield on other interest-earning assets to 0.92% for the nine months ended September 30, 2003 from 1.78% for the nine months ended September 30, 2002. The decrease in average balance reflects management's decision to deploy funds in higher yielding loans and securities, the decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

Total interest expense increased by $601,000 or 24.5% to $3.05 million for the nine months ended September 30, 2003 from $2.45 million for the nine months ended September 30, 2002. The increase resulted primarily from an increase in average interest bearing liabilities of $61.9 million or 52.6% to $179.5 million for the nine months ended September 30, 2003 from $117.6 million for the nine months ended September 30, 2002, partially offset by a decrease in the average cost of interest bearing liabilities to 2.27% for the nine months ended September 30, 2003 from 2.76% for the nine months ended September 30, 2002.

The provision for loan losses totaled $660,000 and $588,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are possible and estimable. The Bank had non-performing loans totaling $67,000 at September 30, 2003, $67,000 at December 31, 2002 and $22,000 at September 30, 2002. The
allowance for loan losses totaled $1.89 million or 1.13% of gross loans at September 30, 2003 as compared to $1.23 million or 1.00% of gross loans at December 31, 2002. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2003, and September 30, 2002.

Total non-interest income increased by $121,000 to $309,000 for the nine months ended September 30, 2003 from $188,000 for the nine months ended September 30, 2002. The increase in non-interest income resulted primarily from a $124,000 increase in fees and service charges to $296,000 from $172,000 for the nine-months ended September 30, 2003 and 2002 respectively, primarily due to the realization of $39,000 of fee income from the sale of select one-to-four residential mortgage product, with servicing released, to the secondary market and increased deposit service charges commensurate with deposit growth.

Total operating expenses increased by $1.4 million or 60.9% to $3.7 million for the nine months ended September 30, 2003 from $2.3 million for the nine months ended September 30, 2002. The increase in the nine-month period in 2003 was primarily due to an increase of $871,000 in salaries and employee benefits expense to $1.93 million for the nine months ended September 30, 2003 from $1.06 million for the nine months ended September 30, 2002. The Bank increased staffing levels in an effort to service its growing customer base and staff its second office which opened in May 2003 and third office projected to open during the fourth quarter of 2003. Equipment expense increased $199,000 to $662,000 for the nine months ended September 30, 2003 from $463,000 for the nine months ended September 30, 2002. The primary component of this expense is data service provider expense which increases with the growth of the Bank's balance sheet. Occupancy expense increased by $101,000 to $277,000 for the nine months ended September 30, 2003 from $176,000 for the nine months ended September 30, 2002 as the Bank is incurring higher costs for the two facilities now operational and the construction of a third facility presently underway. Advertising expense increased $62,000 to $103,000 for the nine months ended September 30, 2003 from $41,000 for the nine months ended September 30, 2002 as the Bank incurred additional advertising expense primarily attributed to the opening of additional offices. Other non-interest expense increased by $177,000 to $737,000 for the nine months ended September 30, 2003 from $560,000 for the nine months ended September 30, 2002. Other non-interest expense is comprised of stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $596,000 to $1.15 million for the nine months ended September 30, 2003 from $557,000 for the nine months ended September 30, 2002 reflecting increased income earned during the current nine months ended September 30, 2003.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

Exhibits 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         c) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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



Date: November 3, 2003                        /s/ Donald Mindiak
                                            -----------------------------------
                                                  Donald Mindiak, President and
                                                   Chief Executive Officer

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         c) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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



Date: November 3, 2003                /s/ Thomas Coughlin
                                      ---------------------------------------
                                      Thomas Coughlin, Senior Vice President and
                                       Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                     BCB Bancorp Inc.



Date: November 3, 2003               By: /s/ Donald Mindiak
                                             ------------------
                                             Donald Mindiak
                                             President & Chief Executive Officer



Date: November 3, 2003              By: /s/ Thomas Coughlin
                                            -------------------
                                            Thomas Coughlin
                                            CFO/COO

                                                                    Exhibit 32.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002




Donald Mindiak, President and Chief Executive Officer, and Thomas Coughlin, Senior Vice President and Chief Financial Officer of Bayonne Community Bank (the "Company"), each certify in his/her capacity as an officer of the Company that he/she has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2003 and that to the best of his/her knowledge:

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





Date: November 3, 2003                 /s/ Donald Mindiak
                                           ------------------
                                           Donald Mindiak
                                           President and Chief Executive Officer


Date: November 3, 2003                 /s/ Thomas Coughlin
                                           -------------------
                                           Thomas Coughlin
                                           Senior Vice President and
                                           Chief Financial Officer