Form 10-K
period 2003-12-31
BCB BANCORP INC
filed 2004-03-26
CIK 1228454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                         Commission File Number: 0-50275

                                BCB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

               New Jersey                                      26-0065262
   (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                      Identification Number)

 104-110 Avenue C, Bayonne, New Jersey                            07002
(Address of Principal Executive Offices)                       (Zip Code)

                                 (201) 823-0700
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES |_| NO |X|

      As of June 30, 2003, there were issued and outstanding 2,088,198 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2003, ($14.75) was $19,088,211.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2004 Annual Meeting of Stockholders (Parts I and
      III).

                                TABLE OF CONTENTS


Item                                                               Page Number

Item 1. Description of Business..............................................1

Item 2. Properties..........................................................23

Item 3. Legal Proceedings...................................................23

Item 4. Submission of Matters to a Vote of Security holders.................24

Item 5. Market for Company's Common Stock and
            Related Stockholder Matters.....................................24

Item 6. Selected Consolidated Financial and Other Data......................25

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................27

Item 7A. Qualitative and Quantitative Analysis of Market Risk...............39

Item 8. Financial Statements and Supplementary Data.........................40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................40

Item 9A. Controls and Procedures............................................41

Item 10. Directors and Executive Officers of the Company....................41

Item 11. Executive Compensation.............................................41

Item 12. Security Ownership of Certain Beneficial Owners
               and Management...............................................42

Item 13. Certain Relationships and Related Transactions.....................42

Item 14. Principal Accountant Fees and Services.............................42

Item 15. Exhibits, Financial Statements Schedules and Reports on
         Form 8-K...........................................................42

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

BCB Bancorp, Inc.

      BCB Bancorp, Inc. is a New Jersey corporation, which on May 1, 2003 became the holding company parent of Bayonne Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey, 07002. Our telephone number is
(201) 823-0700. At December 31, 2003 we had $300.7 million in consolidated assets, $253.7 million in deposits and $21.2 million in consolidated stockholders' equity.

Bayonne Community Bank

      Bayonne Community Bank was chartered as a New Jersey bank on October 27, 2000, and we opened for business on November 1, 2000. We operate through three branches in Bayonne, New Jersey and through our executive office located at 104-110 Avenue C, Bayonne, New Jersey, 07002. Our telephone number is (201) 823-0700. Our deposit accounts are insured by the Federal Deposit Insurance Corporation and we are a member of the Federal Home Loan Bank System.

      We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and invest funds held in deposit accounts at the bank, together with funds generated from operations, in investment securities and loans. We offer our customers:

            o loans, including one-to four- family mortgage loans, home equity loans, construction loans, commercial and multi-family real estate loans, consumer loans and commercial business loans;

            o FDIC-insured deposit products, including savings and club accounts, non-interest bearing accounts, money market accounts, certificates of deposit and individual retirement accounts; and

            o retail and commercial banking services including wire transfers, money orders, traveler's checks, safe deposit boxes, a night depository, federal payroll tax deposits, bond coupon redemption and automated teller services.

Market Strategy

      Our objective is to create a financial institution focused on delivering products and services matched to the customers' needs. A primary focus of our market strategy is to originate loans secured by commercial and multi-family properties. Such loans provide higher returns than loans secured by one-to four-family real estate. As a result of our underwriting practices, including debt service requirements for multi-family loans we believe such loans offer the Bank an opportunity to obtain higher returns while the revenue from the underlying units diversify our risk. We believe that customers are drawn to a locally owned and managed institution that demonstrates an active interest in its customers and their business and personal financial needs.

      The banking industry in our market has experienced and continues to experience, substantial consolidation in recent years. Many of the area's locally owned or managed financial institutions have been acquired by larger regional bank holding companies. Management believes that this consolidation has been and will continue to be accompanied by increasing fees for bank services, the dissolution of local boards of directors, management and personnel changes and, in the perception of management, a decline in the level of customer service. With recent changes in regulations and the banking industry, this type of consolidation is expected to continue.

Our Market Area

      We are located in the City of Bayonne, Hudson County, New Jersey. The Bank's locations are easily accessible to provide convenient services to businesses and individuals throughout our market area.

      Our market area includes the municipality of Bayonne and portions of Jersey City. Our market area is well-served by a network of arterial roadways including Route 440 and the New Jersey Turnpike.

      Our market area has a high level of commercial business activity. Businesses are concentrated in the service sector and retail trade areas. Major employers in our market area include Bayonne Medical Center and the Bayonne Board of Education.

Competition

      The banking business in New Jersey is extremely competitive. We will compete for deposits and loans with existing New Jersey and out-of-state financial institutions that have longer operating histories, larger capital reserves and more established customer bases. Our competition includes large financial service companies and other entities in addition to traditional banking institutions such as savings and loan associations, savings banks, commercial banks and credit unions.

      Our larger competitors have a greater ability to finance wide-ranging advertising campaigns through their greater capital resources. Our marketing efforts depend heavily upon referrals from officers and directors and stockholders, selective advertising in local media and direct mail solicitations. We compete for business principally on the basis of personal service to customers, customer access to our officers and directors and competitive interest rates and fees.

      In the financial services industry in recent years, intense market demands, technological and regulatory changes and economic pressures have eroded industry classifications that were once clearly defined. Banks have been forced to diversify their services, increase rates paid on deposits and become more cost effective, as a result of competition with one another and with new types of financial service companies, including non-banking competitors. Some of the results of these market dynamics in the financial services industry have been a number of new bank and non-bank competitors, increased merger activity, and increased customer awareness of product and service differences among competitors. These factors could affect our business prospects.

Lending Activities

      Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of our loan portfolio by type of loan and in percentage of the respective portfolio.

                                                                                At December 31,
                                          ------------------------------------------------------------------------------------------
                                                2003                     2002                    2001                   2000
                                          ------------------------------------------------------------------------------------------
                                          Amount    Percent       Amount      Percent      Amount     Percent     Amount     Percent
                                          ------    -------       ------      -------      ------     -------     ------     -------
                                                                         (Dollars in Thousands)
Type of loans:
Real estate loans:
  One-to four-family ..............     $ 33,913      17.74%     $ 25,475      20.64%     $ 9,099      20.04%     $  269      18.16%
  Construction ....................       10,009       5.24         4,278       3.47        1,241       2.73          --         --
  Home equity .....................       16,825       8.80        14,106      11.43        9,374      20.64         360      24.31
  Commercial and multi-family .....      115,160      60.25        65,842      53.34       21,883      48.19         750      50.64
Commercial business ...............       14,048       7.35        12,934      10.48        2,988       6.58          60       4.05
Consumer ..........................        1,183       0.62           800       0.64          826       1.82          42       2.84
                                        --------     ------      --------     ------      -------     ------      ------     ------
    Total .........................      191,138     100.00%      123,435     100.00%      45,411     100.00%      1,481     100.00%
                                                     ======                   ======                  ======                 ======
Less:
Deferred loan (costs) fees, net ...          239                      117                      26                     --
Allowance for possible loan losses         2,113                    1,233                     412                     30
                                        --------                 --------                 -------                 ------
    Total loans, net ..............     $188,786                 $122,085                 $44,973                 $1,451
                                        ========                 ========                 =======                 ======

         Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2003. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. Variable-rate loans are shown as due at the time of repricing. The table does not include prepayments or scheduled principal repayments.

                                                                Due after 1
                                              Due within          through          Due after
                                                 1 Year           5 Years           5 Years            Total
                                                 ------           -------           -------            -----
                                                                       (In Thousands)
One-to four-family ...................         $   1,002         $   3,494         $  29,417         $  33,913
Construction .........................             7,495             2,514                --            10,009
Home equity ..........................             1,220             1,647            13,958            16,825
Commercial and multi-family ..........             3,105            24,652            87,403           115,160
Commercial business ..................             2,815             9,432             1,801            14,048
Consumer .............................               692               478                13             1,183
                                               ---------         ---------         ---------         ---------
Total amount due .....................         $  16,329         $  42,217         $ 132,592         $ 191,138
                                               =========         =========         =========         =========

      Loans with Predetermined or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2003 that are due after December 31, 2004, and have predetermined interest rates and that have floating or adjustable interest rates.

                                                                                           Floating or
                                                                         Fixed Rates      Adjustable Rates           Total
                                                                         -----------      ----------------           -----
                                                                                           (In Thousands)
One- to four-family ......................................                 $ 29,241           $  3,670             $ 32,911
Construction .............................................                    2,514                 --                2,514
Home equity ..............................................                   15,605                 --               15,605
Commercial and multi-family ..............................                   81,317             30,738              112,055
Commercial business ......................................                   10,887                346               11,233
Consumer .................................................                      491                 --                  491
                                                                           --------           --------             --------
Total amount due .........................................                 $140,055           $ 34,754             $174,809
                                                                           ========           ========             ========

      One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance. We originate both fixed rate and adjustable rate loans. One- to four-family loans may have terms of up to 30 years. The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years. We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30 year amortization period. We offer these loans with a fixed rate for the first five years with repricing following every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan. In August 2003, the Bank began to broker for a third party lender one-to four-family residential loans, which were primarily fixed rate loans with terms of 30 years. The Bank's loan brokerage activities permitted the Bank to offer customers longer-term fixed rate loans it would not otherwise originate while providing a source of fee income. During 2003, the Bank brokered $8.6 million in one-to four-family loans and received $94,000 in fee income from the sale of such loans.

      All of our one- to four-family mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

      Property appraisals on real estate securing our single-family residential loans are made by state certified and licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. At our discretion, we obtain either title insurance policies or attorneys' certificates of title, on all first mortgage real estate loans originated. We also require fire and casualty insurance on all properties securing our one-to four-family loans. In some instances, we charge a fee equal to a percentage of the loan amount commonly referred to as points.

      Construction Loans. We offer loans to finance the construction of various types of commercial and residential property. We originated 20 such loans during the year ended December 31, 2003. Construction loans to builders generally are offered with terms of up to one year and interest rates are tied to prime rate plus a margin. These loans generally are offered as adjustable rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. At December 31, 2003, our largest construction loan was a loan participation in the amount of $2.0 million of which $1.2 million was disbursed. This construction loan has been made for the construction of residential properties. At December 31, 2003 this loan was performing in accordance with its terms.

      Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. Additionally, if the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

      Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 70% to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years. Our largest commercial loan had a principal balance of $2.7 million at December 31, 2003, and was secured by three professional office buildings. Our largest multi-family loan had a principal balance of $2.5 million at December 31, 2003. Both loans were performing in accordance with their terms on that date.

      Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. The borrower's creditworthiness and the feasibility and cash flow potential of the project is of primary concern in commercial and multi-family real estate lending. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. We intend to continue emphasizing the origination of loans secured by commercial real estate and multi-family properties.

      Commercial Business Loans. Our commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. Our underwriting standards for commercial business loans include a review of the applicant's tax returns, financial statements, credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. Commercial business loans are generally made to small and mid-sized companies located within the state of New Jersey. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. Our largest commercial business loan at December 31, 2003 had a principal balance of $1.0 million and was secured by school buses. This loan was guaranteed by the Bayonne Board of Education.

      Commercial business loans generally have higher rates and shorter terms than one- to four-family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business.

      Consumer. We make various types of secured and unsecured consumer loans including home equity lines of credit and loans that are collateralized by new and used automobiles. Consumer loans generally have terms of three years to ten years.

      Consumer loans are advantageous to us because of their interest rate sensitivity, but they also involve more credit risk than residential mortgage loans because of the higher potential for default, the nature of the collateral and the difficulty in disposing of the collateral.

      The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                           Years Ended December 31,
                                            ---------------------------------------------------
                                              2003           2002          2001        2000(1)
                                            ---------     ---------     ---------     ---------
                                                              (In thousands)
Beginning of period ...................     $ 123,435     $  45,411     $   1,481     $      --
                                            ---------     ---------     ---------     ---------

Originations by Type:
   Real estate mortgage:
     One- to four-family residential ..        22,768        20,000         9,318           250
     Construction .....................         6,392         2,737           902
     Home equity ......................         9,393         8,711         9,961           360
     Commercial and multi-family ......        62,966        47,676        16,883           750
   Commercial business ................         2,544        10,846         3,022            79
   Consumer ...........................           924           537           973            42
                                            ---------     ---------     ---------     ---------
       Total loans originated .........       104,987        90,507        41,059         1,481
                                            ---------     ---------     ---------     ---------

Purchases:
   Real estate mortgage:
     One- to four-family residential ..            --            --            --            --
     Construction .....................         2,223           300           338            --
     Home equity ......................            --            --            --            --
     Commercial and multi-family ......         3,207         2,794         5,318            --
   Commercial business ................            --            --            --            --
   Consumer ...........................            --            --            --            --
                                            ---------     ---------     ---------     ---------
       Total loans purchased ..........         5,430         3,094         5,656            --
                                            ---------     ---------     ---------     ---------

Sales:
   Real estate mortgage:
     One- to four-family residential ..            --            --            --            --
     Construction .....................            --            --            --            --
     Home equity ......................            --            --            --            --
   Commercial and multi-family ........         3,480         1,599            --            --
   Commercial business ................            --            --            --            --
   Consumer ...........................            --            --            --            --
                                            ---------     ---------     ---------     ---------
       Total loans sold ...............         3,480         1,599            --            --
                                            ---------     ---------     ---------     ---------

   Principal repayments ...............        39,234        13,978         2,785            --
                                            ---------     ---------     ---------     ---------
       Total reductions ...............        42,714        15,577         2,785            --
                                            ---------     ---------     ---------     ---------

Increase (decrease) in other items, net            --            --            --            --
                                            ---------     ---------     ---------     ---------
       Net increase ...................        67,703        78,024        43,930         1,481
                                            ---------     ---------     ---------     ---------

       Ending balance .................     $ 191,138     $ 123,435     $  45,411     $   1,481
                                            =========     =========     =========     =========

----------
(1)   Bayonne Community Bank commenced operations on November 1, 2000.

      Loan Approval Authority and Underwriting. We establish various lending limits for executive management and also maintain a loan committee. The loan committee is comprised of the Chairman of the Board, the President, the Executive Loan Officer and five non-employee members of the Board of Directors. The President or the Executive Loan Officer, together with one other loan officer, have authority to approve applications for real estate loans up to $400,000, other secured loans up to $400,000 and unsecured loans up to $25,000. The loan committee considers all applications in excess of the above lending limits and the entire board of directors ratifies all such loans.

      Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal is required for the underwriting of all one- to four-family loans. We may rely on an estimate of value of real estate performed by our Executive Loan Officer for home equity loans or lines of credit of up to $150,000. Appraisals are processed by independent fee appraisers.

      An attorney's certificate of title is required on all real estate mortgage loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

      Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2003, our outstanding loan commitments totaled $33.2 million.

Nonperforming and Problem Assets

      Loan Delinquencies. We send a notice of nonpayment to borrowers when their mortgage loan becomes 15 days past due. If such payment is not received by month end, an additional notice of nonpayment is sent to the borrower. After 60 days, if payment is still delinquent, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated.

      Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 120 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2003, we had one nonperforming loan. This loan is to a business borrower that has filed for bankruptcy protection. The loan is also secured by the principal residence of the business owner. The Bank has a first lien on this property. At December 31, 2003 this loan had a principal balance of $67,000. The Bank had two other loans which were delinquent 90 days or more. These loans were not classified as nonperforming as the borrowers have periodically made principal and interest payments on their respective loans.

      A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one-to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired and a loan is not impaired during a period of delay in payment, if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2003, we did not have any loans deemed to be impaired.

      The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

                                                   At December 31, 2003                           At December 31, 2002
                                    ----------------------------------------------   -------------------------------------------
                                           60-89 Days           90 Days or More            60-89 Days          90 Days or More
                                    ---------------------    --------------------   ----------------------   -------------------
                                               Principal                Principal               Principal              Principal
                                     Number     Balance      Number      Balance     Number      Balance      Number     Balance
                                    of Loans   of Loans     of Loans    of Loans    of Loans    of Loans    of Loans    of Loans
                                    --------   ---------    --------    ---------   --------    ---------   --------   ---------
                                                                        (Dollars in thousands)
Real estate mortgage:
  One- to four-
   family residential .........           1     $   103           --     $    --          --     $    --          --     $    --
  Construction ................          --          --           --          --          --          --          --          --
  Home equity .................          --          --           --          --          --          --          --          --
  Commercial and multi-family .          --          --           --          --          --          --          --          --
                                    -------     -------      -------     -------     -------     -------     -------     -------
  Total .......................           1         103           --          --          --          --          --          --

Commercial business ...........           3         355            3         386          --          --           1          67
Consumer ......................          --          --           --          --          --          --          --          --
                                    -------     -------      -------     -------     -------     -------     -------     -------
       Total delinquent loans .           4     $   458           3      $   386     $    --     $    --           1     $    67
                                    =======     =======      =======     =======     =======     =======     =======     =======

Delinquent loans to total loans                    0.24%                    0.20%                     --%                   0.05%
                                                =======                  =======                 =======                 =======

                                                   At December 31, 2001                           At December 31, 2000(1)
                                    ---------------------------------------------   --------------------------------------------
                                           60-89 Days           90 Days or More            60-89 Days          90 Days or More
                                    ---------------------    --------------------   ----------------------   -------------------
                                               Principal                Principal               Principal              Principal
                                     Number     Balance      Number      Balance     Number      Balance      Number     Balance
                                    of Loans   of Loans     of Loans    of Loans    of Loans    of Loans    of Loans    of Loans
                                    --------   ---------    --------    ---------   --------    ---------   --------   ---------
                                                                        (Dollars in thousands)
Real estate mortgage:
  One- to four-
    family residential ........          --     $    --           --     $    --          --     $    --          --     $    --
  Construction ................          --          --           --          --          --          --          --          --
  Home equity .................          --          --           --          --          --          --          --          --
  Commercial and multi-family .          --          --           --          --          --          --          --          --
                                    -------     -------      -------     -------     -------     -------     -------     -------
  Total .......................          --          --           --          --          --          --          --          --

Commercial business ...........           1          12           --          --          --          --          --          --
Consumer ......................           3          14           --          --          --          --          --          --
                                    -------     -------      -------     -------     -------     -------     -------     -------
       Total delinquent loans .           4     $    26           --     $    --          --     $    --          --     $    --
                                    =======     =======      =======     =======     =======     =======     =======     =======

Delinquent loans to total
 loans ........................                    0.06%                      --%                     --%                     --%
                                                =======                  =======                 =======                 =======

----------
(1)   Bayonne Community Bank commenced operations on November 1, 2000.

      The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, Bayonne Community Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                                                     At December 31,
                                                                    2003           2002         2001         2000(1)
                                                                 ----------     ---------     ---------    ---------
                                                                                (Dollars in thousands)
Non-accruing loans:
   One- to four-family residential..................             $       --     $      --     $      --    $      --
   Construction.....................................                     --            --            --           --
   Home equity......................................                     --            --            --           --
   Commercial and multi-family......................                     67            67            --           --
   Commercial business..............................                     --            --            --           --
   Consumer.........................................                     --            --            --           --
                                                                 ----------     ---------     ---------    ---------
     Total..........................................                     67            67            --           --
                                                                 ----------     ---------     ---------    ---------

Accruing loans delinquent more than 90 days:
   One- to four-family residential..................                     --            --            --           --
   Construction.....................................                     --            --            --           --
   Home equity......................................                     --            --            --           --
   Commercial and multi-family......................                    319            --            --           --
   Commercial business..............................                     --            --            --           --
   Consumer.........................................                     --            --            --           --
                                                                 ----------     ---------     ---------    ---------
     Total..........................................                    319            --            --           --
                                                                 ----------     ---------     ---------    ---------

Foreclosed assets...................................                     --            --            --           --
                                                                 ----------     ---------     ---------    ---------

Total non-performing assets.........................             $      386     $      67     $      --    $      --
                                                                 ==========     =========     =========    =========

Total as a percentage of total assets...............                   0.13%         0.04%           --%          --%
                                                                 ==========     =========     =========    =========
Total as a percent of total loans...................                   0.20%         0.05%           --%          --%
                                                                 ==========     =========     =========    =========

----------
(1)   Bayonne Community Bank commenced operations on November 1, 2000.

      For the year ended December 31, 2003, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $6,000. We did not include any interest income for such loans for the year ended December 31, 2003.

      The following table sets forth an analysis of the Bank's allowance for loan losses. We had no recoveries during the periods presented.

                                                                                 Years Ended December 31,
                                                                ------------------------------------------------------------
                                                                    2003           2002              2001           2000(1)
                                                                -----------     -----------      -----------     -----------
                                                                                   (Dollars in thousands)
Balance at beginning of period ............................     $     1,233     $       412      $        30     $        --
                                                                -----------     -----------      -----------     -----------

Charge-offs:
   One- to four-family residential ........................              --              --               --              --
   Construction ...........................................              --              --               --              --
   Home equity ............................................              --              --               --              --
   Commercial and multi-family ............................              --              --               --              --
   Commercial business ....................................              --              10               --              --
   Consumer ...............................................              --              12               --              --
                                                                -----------     -----------      -----------     -----------
Total charge-offs .........................................              --              22               --              --
                                                                -----------     -----------      -----------     -----------

Recoveries ................................................              --              --               --              --
Net charge-offs ...........................................              --              22               --              --
                                                                -----------     -----------      -----------     -----------
Provisions charged to operations ..........................             880             843              382              30
                                                                -----------     -----------      -----------     -----------
Ending balance ............................................     $     2,113     $     1,233      $       412     $        30
                                                                ===========     ===========      ===========     ===========

Ratio of  non-performing  assets to total assets
   at the end of period ...................................            0.13%           0.04%             --%             --%
                                                                ===========     ===========      ===========     ===========

Ratio of net  charge-offs  during  the period to
   loans outstanding during the period ....................             --%            0.03%             --%             --%
                                                                ===========     ===========      ===========     ===========

Ratio of net  charge-offs  during  the period to
   non-performing assets ..................................             --%            32.8%             --%             --%
                                                                ===========     ===========      ===========     ===========

----------
      (1)   Bayonne Community Bank commenced operations on November 1, 2000.

      Classified Assets. Our policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as "substandard," or "loss." An asset is considered substandard if it is inadequately protected by its current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that "some loss" will be sustained if the deficiencies are not corrected. Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

      When we classify problem assets as either substandard we may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as loss, we establish a specific allowance for losses equal to 100% of that portion of the asset so classified or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2003, we had $2.0 million in assets classified as substandard and $142,000 in assets classified as special mention. The loans classified as substandard represent commercial business loans secured by equipment. These loans have been classified substandard primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

      Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in our loan portfolio. The evaluation, including a review of all loans on which full collectability of interest and principal may not be reasonably assured, considers: (i) known and inherent risks in our portfolio, (ii) adverse situations that may affect the borrower's ability to repay, (iii) the estimated value of any underlying collateral, and (iv) current economic conditions.

      We monitor our allowance for loan losses and make additions to the allowance as economic conditions dictate. Although we maintain our allowance for loan losses at a level that we consider adequate for the inherent risk of loss in our loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, our determination of the amount of the allowance for loan losses is subject to review by the New Jersey Department of Banking, as part of its examination process. After a review of the information available, our regulators might require the establishment of an additional allowance. Any increase in the loan loss allowance required by regulators would have a negative impact on our earnings.

      Allocation of the Allowance for Loan Losses. The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                                                                    At December 31,
                                             ---------------------------------------------------------------------------------------
                                                    2003                  2002                    2001                   2000
                                             -------------------    ------------------     ------------------     ------------------
                                                       Percent                Percent                Percent                Percent
                                                       of Loans               of Loans               of Loans               of Loans
                                                       in each                in each                in each                in each
                                                       Category               Category               Category               Category
                                                       in Total               in Total               in Total               in Total
                                             Amount      Loans      Amount     Loans       Amount      Loans      Amount      Loans
                                             ------    --------     ------    --------     ------    --------     ------    --------
                                                                             (Dollars in Thousands)
Type of loan:
  One- to four-family ..................     $  105      17.74%     $   64      20.64%     $   52      20.04%     $    5      18.16%
  Construction .........................        125       5.24          53       3.47          16       2.73          --         --
  Home equity ..........................         50       8.80          64      11.43          70      20.64           6      24.31
  Commercial and multi-family ..........      1,178      60.25         658      53.34         225      48.19          15      50.64
  Commercial business ..................        649       7.35         376      10.48          33       6.58           2       4.05
  Consumer .............................          6       0.62          18       0.64          16       1.82           2       2.84
                                             ------     ------      ------     ------      ------     ------      ------     ------
   Total ...............................     $2,113     100.00%     $1,233     100.00%     $  412     100.00%     $   30     100.00%
                                             ======     ======      ======     ======      ======     ======      ======     ======

      Allowance for Loan Losses. The following table sets forth information with respect to our allowance for loan losses:

                                                      At or for             At or for            At or for           At or for
                                                   the year ended         the year ended      the year ended       the year ended
                                                  December 31, 2003     December 31, 2002    December 31, 2001   December 31, 2000
                                                  -----------------     -----------------    -----------------   -----------------
                                                                                 (Dollars in Thousands)
Total loans outstanding ....................         $   191,138           $   123,435          $    45,411          $     1,481
                                                     ===========           ===========          ===========          ===========
Average loans outstanding ..................         $   155,145           $    83,734          $    19,129          $       741
                                                     ===========           ===========          ===========          ===========
Allowance balance at beginning
of period ..................................         $     1,233           $       412          $        30          $        --
                                                     -----------           -----------          -----------          -----------

Provision:
Real estate loans ..........................                 619                   476                  337                   26
Commercial business ........................                 273                   353                   31                    2
Consumer ...................................                 (12)                   14                   14                    2
                                                     -----------           -----------          -----------          -----------
  Total provision ..........................                 880                   843                  382                   30
                                                     -----------           -----------          -----------          -----------
Charge-offs:
Real estate loans ..........................                  --                    --                   --                   --
Commercial business ........................                  --                    10                   --                   --
Consumer ...................................                  --                    12                   --                   --
                                                     -----------           -----------          -----------          -----------
  Total charge-offs ........................                  --                    22                   --                   --
                                                     -----------           -----------          -----------          -----------
Recoveries: ................................                                        --
Real estate loans ..........................                  --                    --                   --                   --
Commercial business ........................                  --                    --                   --                   --
Consumer ...................................                  --                    --                   --                   --
                                                     -----------           -----------          -----------          -----------
  Total recoveries .........................                  --                    --                   --                   --
                                                     -----------           -----------          -----------          -----------
Allowance balances at end of
period .....................................         $     2,113           $     1,233          $       412          $        30
                                                     ===========           ===========          ===========          ===========
Allowance for loan losses as a
percent of total loans
outstanding ................................                1.11%                 1.00%                0.91%                2.03%
                                                     ===========           ===========          ===========          ===========
Net loans charged off as percent
of average loans outstanding ...............                 --%                  0.03%                 --%                  --%
                                                     ===========           ===========          ===========          ===========

Investment Activities

      Investment Securities. We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

      Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2003, we had $90.3 million of securities classified as "held to maturity," and no securities classified as available for sale or trading. Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2003, our securities classified as held-to-maturity had a market value of $91.2 million. Changes in the market value of classified as securities held-to-maturity do not affect our income. Management has the intent and we have the ability to hold securities classified as held to maturity.

      At December 31, 2003, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and
(iv) certificates of deposit. The board of directors may authorize additional investments. At December 31, 2003 our U.S. Government agency securities totaled $72.0 million, all of which were classified as held to maturity and which primarily consisted of callable securities issued by federally sponsored agencies.

      As a source of liquidity and to supplement our lending activities, we have invested in residential mortgage-backed securities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors, like us. The government-sponsored enterprises guarantee the payment of principal and interest to investors and include Freddie Mac, Ginnie Mae, and Fannie Mae.

      Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgage loans that have interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

      Securities Portfolio. The following table sets forth the carrying value of our securities portfolio and Federal funds at the dates indicated.

                                                                               At December 31,
                                                                 --------------------------------------------
                                                                    2003             2002             2001
                                                                 ---------        ---------         ---------
                                                                               (In Thousands)
Securities held to maturity:
  U.S. Government and Agency securities ..........               $  71,982        $  21,989         $   7,500
    Mortgage-backed securities ...................                  18,331           28,613            31,062
                                                                 ---------        ---------         ---------
     Total securities held to maturity ...........                  90,313           50,602            38,562
Money market funds ...............................                   6,000            2,000            24,000
FHLB stock .......................................                   1,250              760                --
                                                                 ---------        ---------         ---------
Total investment securities ......................               $  97,563        $  53,362         $  62,562
                                                                 =========        =========         =========

      The following table shows our mortgage-backed and related securities purchase, sale and repayment activities for the periods indicated.

                                                   Years Ended December 31,
                                           ----------------------------------------
                                              2003          2002             2001
                                           ---------     ---------        ---------
                                                      (In thousands)
Purchases:
   Adjustable-rate ...................     $      --     $      --        $   8,903
   Fixed-rate ........................        75,947        27,092           37,024
                                           ---------     ---------        ---------
     Total purchases .................     $  75,947     $  27,092        $  45,927
                                           ---------     ---------        ---------

Sales:
   Adjustable-rate ...................     $      --     $      --        $      --
   Fixed-rate ........................            --         1,989(1)         4,996(1)
                                           ---------     ---------        ---------
     Total sales .....................     $      --     $   1,989        $   4,996
                                           ---------     ---------        ---------

Principal Repayments:
   Repayment of principal ............     $  36,282     $  13,077        $   2,369
                                           ---------     ---------        ---------
   Increase in other items, net ......            46            14               --
                                           ---------     ---------        ---------
     Net increases ...................     $  39,711     $  12,040        $  38,562
                                           =========     =========        =========

----------
(1) Consists of a Fannie Mae mortgage-backed security designated as available for sale, sold during the year ended December 31, 2002, and the sale of a Fannie Mae mortgage-backed security designated as available for sale, sold during the year ended December 31, 2001.

      Maturities of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank's investments securities portfolio at December 31, 2003 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                          As of December 31, 2003
                                     --------------------------------------------------------------
                                                                More than        More than five to
                                        Within one year     One to five years        ten years
                                        ---------------     -----------------        ---------

                                     Carrying    Average    Carrying  Average    Carrying   Average
                                       Value      Yield      Value     Yield       Value     Yield
                                       -----      -----      -----     -----       -----     -----
                                                           (Dollars in Thousands)
Money market funds ..............     $ 6,000     1.05%     $    --       --%     $    --       --%
U.S. government agency securities          --       --        2,500     4.10       19,982     4.84
Mortgage-backed securities ......          --       --           --       --          856     6.00
FHLB stock ......................       1,250     1.45           --       --           --       --
                                      -------               -------               -------
Total investment securities .....     $ 7,250     1.12%     $ 2,500     4.10%     $20,838     4.89%
                                      =======               =======               =======

                                                       As of December 31, 2003
                                     ------------------------------------------------------
                                                                  Total investment
                                     More than ten years              securities
                                     -------------------              ----------

                                      Carrying   Average     Market     Carrying    Average
                                        Value     Yield       Value       Value      Yield
                                        -----     -----       -----       -----      -----
                                                    (Dollars in Thousands)
Money market funds ..............      $    --       --%     $ 6,000     $ 6,000     1.05%
U.S. government agency securities       49,500     5.92       72,395      71,982     5.56
Mortgage-backed securities ......       17,475     5.63       18,802      18,331     5.56
FHLB stock ......................           --       --        1,250       1,250     1.45
                                       -------               -------     -------
Total investment securities .....      $66,975     5.84%     $98,447     $97,563     5.24%
                                       =======               =======     =======

Sources of Funds

      Our major external source of funds for lending and other investment purposes are deposits. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment securities and mortgage-backed securities and borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

      Deposits. Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including demand, NOW, savings and club accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate.

      The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2003, we had no brokered deposits.

      Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                               December 31,
                                              ----------------------------------------------------------------------------
                                                       2003                        2002                      2001
                                              ----------------------     ----------------------    -----------------------
                                              Weighted                   Weighted                  Weighted
                                               Average                    Average                   Average
                                                Rate         Amount        Rate          Amount       Rate         Amount
                                              --------      --------     --------      --------    --------       --------
                                                      (Dollars in thousands)
Demand ..................................         --%       $ 16,626         --%       $ 14,007         --%       $  8,685
NOW .....................................       1.37          17,201       1.77          10,656       2.36           8,059
Money market ............................       2.01           2,163       2.41           2,546       3.42           1,811
Savings and club accounts ...............       2.28         162,832       2.79         116,328       3.91          75,644
Certificates of deposit .................       2.51          54,828       2.90          19,982       4.78           7,550
                                                            --------                   --------                   --------
    Total ...............................       2.11%       $253,650       2.53%       $163,519       3.52%       $101,749
                                                            ========                   ========                   ========

      The following table sets forth our savings flows during the periods indicated.

                                                                              Years Ended December 31,
                                                                   ----------------------------------------------
                                                                      2003              2002              2001
                                                                   ----------        ----------        ----------
                                                                              (Dollars in thousands)
Beginning of period ........................................       $  163,519        $  101,749        $   21,918
                                                                   ----------        ----------        ----------
Net deposits (withdrawals) .................................           85,873            58,404            77,557
Interest credited on deposit accounts ......................            4,258             3,366             2,274
                                                                   ----------        ----------        ----------
    Total increase (decrease) in deposit accounts ..........           90,131            61,770            79,831
                                                                   ----------        ----------        ----------
Ending balance .............................................       $  253,650        $  163,519        $  101,749
                                                                   ==========        ==========        ==========
Percent increase (decrease) ................................            55.12%            60.71%           364.22%

         Jumbo Certificates of Deposit. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

                                                            At December 31, 2003
                                                            --------------------
            Maturity Period                                     (In Thousands)
            Within three months .......................            $   2,510
            Three through twelve months ...............                8,470
            Over twelve months ........................                5,350
                                                                   ---------
            Total .....................................            $  16,330
                                                                   =========

      The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

                                                                        At December 31,
                                             ---------------------------------------------------------------------
                                                      2003                    2002                   2001
                                             ---------------------   ---------------------    --------------------
                                              Amount       Percent    Amount       Percent     Amount      Percent
                                             --------      -------   --------      -------    --------     -------
                                                                     (Dollars in thousands)
Certificate of deposit rates:
     1.00% - 1.99%......................     $  1,876        3.42%   $    919         4.60%   $     --         --%
     2.00% - 2.99%......................       44,546       81.25      14,711        73.62       3,154       41.78
     3.00% - 3.99%......................        8,406       15.33       4,348        21.76       2,463       32.62
     4.00% - 4.99%......................           --         --           --        --            704        9.32
     5.00% - 5.99%......................           --         --           --        --          1,229       16.28
     6.00% - 6.99%......................           --         --            4         0.02          --         --
                                             --------      ------    --------       ------    --------      ------
        Total...........................     $ 54,828      100.00%   $ 19,982       100.00%   $  7,550      100.00%
                                             ========      ======    ========       ======    ========      ======

      The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2003.

                                                                              Maturity Date
                                                       -----------------------------------------------------------
                                                        1 Year      Over 1         Over 2      Over
                                                        or Less   to 2 Years    to 3 Years    3 Years      Total
                                                       ---------  ----------    ----------   ---------   ---------
                                                                              (In thousands)
Interest rate:
     1.00% - 1.99% ............................        $   1,876   $      --     $      --   $      --   $   1,876
     2.00% - 2.99% ............................           37,583       5,446            44       1,473      44,546
     3.00% - 3.99% ............................            1,997          22         6,093         294       8,406
                                                       ---------   ---------     ---------   ---------   ---------
         Total ................................        $  41,456   $   5,468     $   6,137   $   1,767   $  54,828
                                                       =========   =========     =========   =========   =========

      Borrowings. Our advances from the FHLB of New York are secured by a pledge of our stock in the FHLB of New York, and investment securities. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, we may also access the Federal Reserve Bank discount window to supplement our supply of lendable funds and to meet deposit withdrawal requirements. During the year ended December 31, 2003, we had average borrowings, consisting of FHLB advances, of $2.9 million with a weighted average cost of 1.48%. Our maximum borrowings outstanding during 2003 was $25.0 million. We had no borrowings in 2002 or 2001.

Employees

      At December 31, 2003, we had 55 full-time and 22 part-time employees. None of our employees is represented by a collective bargaining group. We believe that our relationship with our employees is good.

Supervision and Regulation

      Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Bank Holding Company Regulation

      As a bank holding company registered under the Bank Holding Company Act, the Company is subject to the regulation and supervision applicable to bank holding companies by the Board of Governors of the Federal Reserve System. The Company is required to file with the Federal Reserve annual reports and other information regarding its business operations and those of its subsidiaries.

      The Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such company's voting shares) or (iii) merge or consolidate with any other bank holding company. The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

      The Bank Holding Company Act generally prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

      The Bank Holding Company Act has been amended to permit bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards, to engage in a broader range of non-banking activities. In addition, bank holding companies which elect to become financial holding companies may engage in certain banking and non-banking activities without prior Federal Reserve approval. Finally, the Financial Modernization Act imposes certain privacy requirements on all financial institutions and their treatment of consumer information. At this time, the Company has elected not to become a financial holding company, as it does not engage in any activities not permissible for banks.

      There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution is in danger of default. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies

      The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

      The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," consisting of common shareholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) non-qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the Federal Reserve (determined on a case by case basis or as a matter of policy after formal rule-making).

      Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting and loans secured by deposits in the Bank which carry a 20% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given a 100% risk-weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighting. Short-term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

      In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

Bank Regulation

      As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and examination of the New Jersey Department of Banking and Insurance. As an FDIC-insured institution, we are subject to the regulation, supervision and examination of the FDIC, an agency of the federal government. The regulations of the FDIC and the New Jersey Department of Banking and Insurance impact virtually all of our activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

      Insurance of Deposits. Our deposits are insured up to a maximum of $100,000 per depositor under the Bank Insurance Fund of the FDIC. The FDIC has established a risk-based assessment system for all insured depository institutions. Under the risk-based assessment system, deposit insurance premium rates range from 0-27 basis points of assessed deposits.

      Capital Adequacy Guidelines. The FDIC has promulgated risk-based capital guidelines, which are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These guidelines are substantially similar to the Federal Reserve guidelines discussed above.

      In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above. At December 31, 2003, the Bank's ratio of total capital to risk-weighted assets was 11.51%. Our Tier 1 capital to risk-weighted assets was 10.47%, and our Tier I capital to total assets was 7.02%.

      Dividends. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, the Bank may not pay a cash dividend unless, following the payment, the Bank's capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank's capital below regulatory imposed minimums.

The USA PATRIOT Act

      In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. For years, financial institutions such as the Bank have been subject to federal anti-money laundering obligations. As such, the bank does not believe the USA PATRIOT Act will have a material impact on its operations.

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), contains a broad range of legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

      Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

      Although the Company has incurred some additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

                          AVAILABILITY OF ANNUAL REPORT

      We do not maintain a website. However, we will provide our Annual Report on Form 10-K free of charge to shareholders who write to the Corporate Secretary at 104-110 Avenue C, Bayonne, New Jersey 07002.

ITEM 2. PROPERTIES

      At December 31, 2003, we conducted our business from our main office located at 104-110 Avenue C, Bayonne, New Jersey, and our two branch offices. The aggregate book value of our premises and equipment was $5.7 million at December 31, 2003. We own our main office facility and lease our two branch offices.

ITEM 3. LEGAL PROCEEDINGS

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2003, we were not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

      BCB Bancorp, Inc. common stock is currently traded on the electronic bulletin board under the symbol "BCBP", and there is an established market for such common stock. At December 31, 2003, BCB Bancorp, Inc. had one market maker.

      The following table sets forth the high and low bid quotations for BCB Bancorp, Inc. common stock for the periods indicated. No cash dividends have been paid on the common stock to date. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. The information presented reflects the three 10% common stock dividends paid by the Company and Bank. This information has been obtained from monthly statistical summaries provided through marketwatch.com. As of December 31, 2003, there were 2,296,984 shares of BCB Bancorp, Inc. common stock issued and outstanding. At December 31, 2003, BCB Bancorp, Inc. had approximately 1,700 stockholders of record.

                                                                                         Cash Dividend
Fiscal 2003                                        High Bid            Low Bid             Declared
------------------------------------------------------------------------------------------------------
Quarter Ended December 31, 2003.............      $     22.00        $     15.00          $       --
Quarter Ended September 30, 2003............      $     15.68        $     13.55          $       --
Quarter Ended June 30, 2003.................      $     15.91        $     12.86          $       --
Quarter Ended March 31, 2003................      $     17.50        $     14.13          $       --

                                                                                         Cash Dividend
Fiscal 2002                                        High Bid            Low Bid              Declared
------------------------------------------------------------------------------------------------------
Quarter Ended December 31, 2002.............      $     16.12        $      8.76          $       --
Quarter Ended September 30, 2002............      $     10.04        $      8.26          $       --
Quarter Ended June 30, 2002.................      $      8.26        $      8.26          $       --
Quarter Ended March 31, 2002................      $        NM        $        NM          $       --

----------
NM- Management is not aware of any trades during the quarter ended March 31, 2002.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for December 31, 2003 and for Bayonne Community Bank at and for years prior to December 31, 2003. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the three 10% common stock dividends paid by the Company and Bank.

                                                               Selected financial condition December 31, data at:
                                                 -----------------------------------------------------------------------------
                                                      2003                 2002                  2001                 2000
                                                 --------------       --------------       --------------       --------------
Total assets ..............................      $  300,676,248       $  183,107,705       $  113,223,692       $   29,536,388
Cash and cash equivalents..................          11,786,283            5,143,986           27,167,533           25,634,234
Securities, held to maturity ..............          90,313,420           50,602,306           38,562,331                   --
Loans receivable ..........................         188,785,530          122,084,802           44,973,005            1,451,149
Deposits ..................................         253,650,119          163,547,862          101,749,208           21,935,732
Borrowings ................................          25,000,000                   --                   --                   --
Stockholders' equity ......................          21,167,034           18,771,621           11,303,215            7,204,021

                                                                          Selected operating data for:
                                               ----------------------------------------------------------------------------------
                                                The year ended        The year ended      The year ended     The two months ended
                                               December 31, 2003    December 31, 2002    December 31, 2001     December 31, 2000
                                               -----------------    -----------------    -----------------     -----------------
Net interest income .......................      $    9,799,165       $    5,959,928       $    1,786,806       $      172,542
Provision for loan losses .................             880,000              843,000              382,000               30,000
Non-interest income .......................             480,912              336,028              151,555                4,099
Non-interest expense ......................           5,390,491            3,272,211            2,004,903              569,327
Income tax (benefit) ......................           1,613,723              871,655              172,663             (253,865)
                                                 --------------       --------------       --------------       --------------
Net income (loss) .........................      $    2,395,413       $    1,309,090       $     (275,879)      $     (168,821)
                                                 ==============       ==============       ==============       ==============
Net income (loss) per share:
   Basic ..................................      $         1.04       $         0.68       $        (0.23)              N/M(1)
                                                 --------------       --------------       --------------
   Diluted ................................      $         1.01       $         0.67       $        (0.23)              N/M(1)
                                                 --------------       --------------       --------------

----------
(1) Per share information for the two months ended December 31, 2000 has been omitted as not meaningful.

                                                                       At or for the Years ended December 31,(1)
                                                                       -----------------------------------------
                                                                          2003             2002             2001
                                                                         ------           ------          ------
Selected Financial Ratios and Other Data:
     Return on average assets (ratio of net
       income to average total assets) ........................            1.03%            0.86           (0.38)
     Return on average stockholders'
       equity  (ratio of net income to
       average stockholders' equity) ..........................           11.97             8.68           (3.28)
     Non-interest income to average assets ....................            0.21             0.22            0.21
     Non-interest expense to average assets ...................            2.32             2.16            2.77
     Net interest rate spread during
       the period .............................................            4.03             3.60            1.97
     Net interest margin (net interest income
       to average interest earning assets)  ...................            4.34             4.03            2.59
     Ratio of average interest-earning assets
       to average interest-bearing liabilities ................          116.42           118.87          118.73

Asset Quality Ratios:
     Nonperforming loans to total loans
       at end of period .......................................            0.13             0.04              --
     Allowance for loan losses to
       nonperforming loans at end of period ...................          547.48         1,840.73              --
     Allowance for loan losses to
       total loans at end of period ...........................            1.11             1.00            0.91

Capital Ratios:
     Stockholders' equity to total assets
       at end of period .......................................            7.04            10.25            9.98
     Average stockholders' equity to
       average total assets ...................................            8.62             9.94           11.61
     Tier 1 capital to adjusted assets ........................            7.02            10.25            9.98
     Tier 1 capital to risk weighted assets ...................           10.47            15.01           15.09

----------
(1) Ratios at December 31, 2000 and for the two months ended December 31, 2000 have been omitted as not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      BCB Bancorp, Inc., completed its acquisition of Bayonne Community Bank on May 1, 2003. Information at and for the twelve months ended December 31, 2003 reflects the consolidated financial information of BCB Bancorp Inc. Prior to the completion of the acquisition, BCB Bancorp, Inc. had no assets, liabilities or operations. Consequently the information provided below at and for the years ended December 31, 2002 and prior is for Bayonne Community Bank on a stand-alone basis.

      This discussion, and other written material, and statements management may make, may contain certain forward-looking statements regarding the Company's prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

      Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in the Company's Annual Report on Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by the use of the words "plan," "believe," "expect," "intend," "anticipate," "estimate," "project," "may," "will," "should," "could," "predicts," "forecasts," "potential," or "continue" or similar terms or the negative of these terms. The Company's ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

      Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in market interest rates, general economic conditions, legislation, and regulation; changes in monetary and fiscal policies of the United States Government, including policies of the United States Treasury and Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, loans, deposits and investment products in the Company's local markets; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical and technological factors affecting the Company's operations, pricing and services.

      Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this discussion. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Critical Accounting Policies

      Critical accounting policies are those accounting policies that can have a significant impact on the Company's financial position and results of operations that require the use of complex and subjective estimates based upon past experiences and management's judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company's consolidated financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 2 of "Notes to Consolidated Financial Statements."

Allowance for Loan Losses

      Loans receivable are presented net of an allowance for loan losses. In determining the appropriate level of the allowance, management considers a combination of factors, such as economic and industry trends, real estate market conditions, size and type of loans in portfolio, nature and value of collateral held, borrowers' financial strength and credit ratings, and prepayment and default history. The calculation of the appropriate allowance for loan losses requires a substantial amount of judgment regarding the impact of the aforementioned factors, as well as other factors, on the ultimate realization of loans receivable.

Stock Options

      The Company has the choice to account for stock options using either Accounting Principles Board Opinion No. 25 ("APB 25") or SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to use the accounting method under APB 25 and the related interpretations to account for its stock options. Under APB 25, generally, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had the Company elected to use SFAS No. 123 to account for its stock options under the fair value method, it would have been required to record compensation expense and, as a result, diluted earnings per share for the fiscal years ended December 31, 2003 and 2002 would have been lower by $0.18 and $0.03 respectively. No stock options were granted prior to 2002. See Note 2 to "Notes to Consolidated Financial Statements."

Financial Condition

Comparison at December 31, 2003 and at December 31, 2002

      Total assets increased by $117.6 million, or 64.2%, to $300.7 million at December 31, 2003 from $183.1 million at December 31, 2002 as the Company continued to grow the Bank's deposit base and invest these deposits in loans and investments.

      Total cash and cash equivalents increased by $6.7 million, or 131.4%, to $11.8 million at December 31, 2003 from $5.1 million at December 31, 2002 in order to accumulate cash liquidity to facilitate loan closings in the near-term. Investment securities held-to-maturity increased by $39.7 million, or 78.5%, to $90.3 million at December 31, 2003 from $50.6 million at December 31, 2002. This increase was primarily attributable to the purchase of $70.0 million of callable agency securities and the purchase of $6.0 million of mortgage-backed securities, which was partially offset by the call of $20.0 million of agency securities and $16.3 million of mortgage backed security repayments and prepayments during the twelve months ended December 31, 2003.

      Loans receivable increased by $66.7 million, or 54.6%, to $188.8 million at December 31, 2003 from $122.1 million at December 31, 2002. The increase resulted primarily from a $50.2 million increase in commercial and multi-family loans net of amortization, a $14.2 million increase in home mortgages and construction loans net of amortization, a $2.9 million increase in consumer loans net of amortization, partially offset by an increase of $880,000 in the allowance for loan losses. The growth in loans receivable was primarily attributable to competitive pricing in a lower than normal interest rate environment and a strong local economy as real estate construction and rehabilitation was active during 2003.

      Fixed assets increased by $3.1 million, or 119.2%, to $5.7 million at December 31, 2003 from $2.6 million at December 31, 2002. The increase in fixed assets resulted primarily from the rehabilitation of and equipment purchase for a leased facility, presently being used as a branch office, opened during the spring of 2003 and the acquisition, construction and outfitting of our 13,200 square foot corporate headquarters which opened during the fourth quarter of 2003.

      Deposit liabilities increased by $90.2 million, or 55.2%, to $253.7 million at December 31, 2003 from $163.5 million at December 31, 2002. The increase resulted primarily from an increase of $46.5 million or 40.0% in savings and club accounts to $162.8 million from $116.3 million, an increase of $34.8 million or 174.0% in time deposits to $54.8 million from $20.0 million, and an increase of $8.8 million or 32.4% in demand deposits to $36.0 million from $27.2 million. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products.

      Borrowings increased by $25.0 million to $25.0 million at December 31, 2003, as the Bank employed a leverage strategy funded with wholesale borrowings from the Federal Home Loan Bank of New York maturing in November 2004 and carrying a 1.48% interest rate to invest in two callable investment securities issued by the FHLB. The two investment securities have a final maturity of fifteen years, and consist of a $20.85 million investment yielding 6.05% and a $4.15 million investment yielding 6.00%.

      Stockholders' equity increased by $2.4 million, or 12.8%, to $21.2 million at December 31, 2003 from $18.8 million at December 31, 2002. The increase was wholly attributable to net income for the twelve months ended December 31, 2003 of $2.4 million. At December 31, 2003 the Bank's Tier 1 leverage, Tier 1 risk-based and Total risk-based capital ratios were 7.02%, 10.47%, and 11.51% respectively.

Comparison at December 31, 2002 and at December 31, 2001

      Total assets increased by $69.9 million, or 61.7%, to $183.1 million at December 31, 2002 from $113.2 million at December 31, 2001 as the Bank continued to grow through competitive pricing policies and extended service hours.

      Total cash and cash equivalents decreased by $22.1 million, or 81.3%, as the Bank reinvested funds from retail deposit growth and loan and mortgage-backed security repayments and prepayments into both investments and loans. Investment securities held to maturity increased by $12.0 million, or 31.1%, to $50.6 million at December 31, 2002 from $38.6 million at December 31, 2001. This increase was primarily attributable to the purchase of $17.0 million of callable agency securities and the purchase of $8.1 million of mortgage-backed securities, which was partially offset by the call of a $2.5 million agency security and $10.6 million of mortgage-backed security repayments and prepayments during the twelve months ended December 31, 2002.

      Loans receivable increased by $77.1 million, or 171.3%, to $122.1 million at December 31, 2002 from $45.0 million at December 31, 2001. The increase resulted primarily from a $51.9 million increase in commercial and business loans net of amortization, a $19.2 million increase in home mortgages and construction loans net of amortization, a $4.6 million increase in consumer loans net of amortization, and a $1.4 million increase in loan participations with other financial institutions, net of amortization.

      Fixed assets increased by $1.2 million, or 85.7%, to $2.6 million at December 31, 2002 from $1.4 million at December 31, 2001. The increase in fixed assets resulted primarily from the acquisition of real estate for $884,000 upon which the Bank subsequently built a branch facility.

      Deposit liabilities increased by $61.7 million, or 60.6%, to $163.5 million at December 31, 2002 from $101.8 million at December 31, 2001. The increase resulted primarily from an increase of $40.7 million, or 53.8%, in savings and club accounts to $116.3 million from $75.6 million, an increase of $12.4 million, or 163.2%, in time deposits to $20.0 million from $7.6 million, and an increase of $8.6 million, or 46.2%, in demand deposits to $27.2 million from $18.6 million. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products.

      Other liabilities increased $617,000 to $788,000 at December 31, 2002 from $171,000 at December 31, 2001. The increase resulted primarily from a $458,000 increase in current income tax liabilities recorded at December 31, 2002, and reflects the Bank's attainment of profitability in 2002.

      Stockholders' equity increased by $7.5 million, or 66.4%, to $18.8 million at December 31, 2002 from $11.3 million at December 31, 2001. The increase was primarily attributable to net proceeds of $6.2 million from an offering of common stock and net income for the twelve months ended December 31, 2002 of $1.3 million. At December 31, 2002 the Bank's Tier 1 leverage, Tier 1 risk-based and Total risk-based capital ratios were 10.3%, 15.0 %, and 16.0% respectively.

Analysis of Net Interest Income

      Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

     The following tables set forth balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts and premiums, which are included in interest income. Information for the year ended December 31, 2000 has not been provided since the Bank had commenced operations in November 2000, and such information, in the opinion of management, is not meaningful.

                                                  At December 31, 2003          The year ended December 31, 2003
                                                  --------------------          --------------------------------

                                                 Actual     Actual Yield/    Average      Interest      Average
                                                Balance       Cost (4)       Balance    earned/paid   Yield/Cost(4)
                                                -------       --------       -------    -----------   -------------
Interest-earning assets:                                                (Dollars in thousands)
 Loans receivable .........................     $188,786        6.74%       $155,145      $ 10,745        6.93%
 Investment securities(1) .................       91,563        5.52          60,286         3,299        5.47
 Interest-bearing deposits ................        8,891        1.05          10,446            91        0.87
                                                --------                    --------      --------
      Total interest-earning assets .......      289,240        6.18%        225,877        14,135        6.26%
                                                --------                    --------      --------

Interest-bearing liabilities:
 Interest-bearing demand deposits .........     $ 17,201        1.39%       $ 14,844           203        1.37%
 Money market deposits ....................        2,163        1.93           2,287            46        2.01
 Savings deposits .........................      162,832        2.22         141,749         3,235        2.28
 Certificates of deposit ..................       54,828        2.46          32,186           808        2.51
 Borrowings ...............................       25,000        1.48           2,945            44        1.49
                                                --------                    --------      --------
      Total interest-bearing liabilities ..      262,024        2.14%        194,011         4,336        2.23%
                                                --------                    --------      --------

Net interest income .......................                                               $  9,799
                                                                                          ========

Interest rate spread(2) ...................                     4.04%                                     4.03%
                                                                ====                                      ====
Net interest margin(3) ....................                                                               4.34%
                                                                                                          ====
Ratio of average interest-earning assets to
 average interest-bearing liabilities .....       110.39%                     116.42%
                                                ========                    ========

                                                    The year ended December 31, 2002
                                                    --------------------------------
                                                                              Average
                                                    Average      Interest      Yield/
                                                    Balance    earned/paid    Cost(4)
                                                    -------    -----------    -------
Interest-earning assets:                                   (Dollars in thousands)
 Loans receivable .........................        $ 83,734      $  6,119      7.31%
 Investment securities(1) .................          48,380         2,949      6.10
 Interest-bearing deposits ................          15,893           272      1.71
                                                   --------      --------
      Total interest-earning assets .......         148,007         9,340      6.31%
                                                   --------      --------

Interest-bearing liabilities:
 Interest-bearing demand deposits .........        $  9,520           169      1.77%
 Money market deposits ....................           2,533            61      2.41
 Savings deposits .........................          99,057         2,761      2.79
 Certificates of deposit ..................          13,402           389      2.90
 Borrowings ...............................              --            --        --
                                                   --------      --------
      Total interest-bearing liabilities ..         124,512         3,380      2.71%
                                                   --------      --------

Net interest income .......................                      $  5,960
                                                                 ========

Interest rate spread(2) ...................                                    3.60%
                                                                              ====
Net interest margin(3) ....................                                    4.03%
                                                                               ====
Ratio of average interest-earning assets to
 average interest-bearing liabilities .....          118.87%
                                                   ========

----------
(1)   Includes Federal Home Loan Bank of New York stock.

(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4) Average yields are computed using annualized interest income and expense for the periods.

                                                                   The year ended December 31, 2001
                                                                   --------------------------------
                                                               Average         Interest         Average
                                                               Balance       earned/paid      Yield/Cost(4)
                                                               -------       -----------      -------------
Interest-earning assets:                                                (Dollars in thousands)
 Loans receivable ....................................        $ 19,129         $  1,555            8.13%
 Investment securities(1) ............................          21,208            1,295            6.11
 Interest-bearing deposits ...........................          28,750            1,207            4.20
                                                              --------         --------
  Total interest-earning assets ......................          69,087            4,057            5.87%
                                                              --------         --------

Interest-bearing liabilities:
 Interest-bearing demand deposits ....................        $  4,543         $    107            2.36%
 Money market deposits ...............................           1,142               39            3.42
 Savings deposits ....................................          44,172            1,726            3.91
 Certificates of deposit .............................           8,325              398            4.78
                                                              --------         --------
   Total interest-bearing liabilities ................          58,189            2,270            3.90%
                                                              --------         --------

Net interest income ..................................                         $  1,787
                                                                               ========

Interest rate spread(2) ..............................                                             1.97%
                                                                                               ========
Net interest margin(3) ...............................                                             2.59%
                                                                                               ========
Ratio of average interest-earning assets to
 average interest-bearing liabilities ................          118.73%
                                                                ======

----------

(1)   Includes Federal Home Loan Bank of New York stock.

(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4) Average yields are computed using annualized interest income and expense for the periods.

Rate/Volume Analysis

      The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old average volume); (iii) the allocation of changes in rate and volume; and (iv) the net change.

                                                                               Years Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                  2003 vs. 2002                                   2002 vs. 2001
                                         ---------------------------------                ----------------------------
                                               Increase/(Decrease)                             Increase/(Decrease)
                                                      Due to                                          Due to
                                         ---------------------------------     Total      -----------------------------     Total
                                                                    Rate/     Increase                           Rate/     Increase
                                          Volume       Rate         Volume   (Decrease)   Volume      Rate      Volume    (Decrease)
                                         -------      -------      -------   ----------   -------    -------    -------   ----------
                                                                     (In Thousands)
Interest income:
  Loans receivable .................     $ 5,218      $  (320)     $  (272)    $ 4,626    $ 5,252    $  (157)   $  (531)   $ 4,564
  Investment securities ............         726         (302)         (74)        350      1,659         (2)        (3)     1,654
  Interest-bearing deposits
    with other banks ...............         (93)        (134)          46        (181)      (540)      (715)       320       (935)
                                         -------      -------      -------     -------    -------    -------    -------    -------

  Total interest-earning assets ....       5,851         (756)        (300)      4,795      6,371       (874)      (214)     5,283
                                         -------      -------      -------     -------    -------    -------    -------    -------
Interest expense:
  Interest-bearing demand accounts .          95          (38)         (23)         34        117        (26)       (29)        62
  Money market .....................          (6)         (10)           1         (15)        47        (11)       (14)        22
  Savings and club .................       1,190         (501)        (215)        474      2,146       (496)      (615)     1,035
  Certificates of Deposit ..........         545          (53)         (73)        419        242       (155)       (96)        (9)
  Borrowed funds ...................          --           --           44          44         --         --         --         --
                                         -------      -------      -------     -------    -------    -------    -------    -------

  Total interest-bearing liabilities       1,824         (602)        (266)        956      2,552       (688)      (754)     1,110
                                         -------      -------      -------     -------    -------    -------    -------    -------
Change in net interest income ......     $ 4,027      $  (154)     $   (34)    $ 3,839    $ 3,819    $  (186)   $   540    $ 4,173
                                         =======      =======      =======     =======    =======    =======    =======    =======

Results of Operations

Results of Operations for the Years Ended December 31, 2003 and 2002

      Net income increased by $1.1 million, or 84.6%, to $2.4 million for the year ended December 31, 2003 from $1.3 million for the year ended December 31, 2002. This increase in net income resulted from increases in net interest income and non-interest income, which was partially offset by increases in the provision for loan losses, non-interest expense and income taxes. Net interest income increased by $3.8 million, or 63.3%, to $9.8 million for the year ended December 31, 2003 from $6.0 million for the year ended December 31, 2002. This increase resulted primarily from an increase in average net interest earning assets of $8.4 million, or 35.7%, to $31.9 million for the year ended December 31, 2003 from $23.5 million for the year ended December 31, 2002, and an increase in the net interest margin to 4.34% for the year ended December 31, 2003 from 4.03% for the year ended December 31, 2002. The increase in our net interest margin reflected management's ability to invest a large percentage of our deposit base in higher yielding, conservatively underwritten loans and federally-sponsored United States Government Agency Securities.

      Interest income on loans receivable increased by $4.6 million, or 75.4%, to $10.7 million for the year ended December 31, 2003 from $6.1 million for the year ended December 31, 2002. This increase was primarily due to an increase in average loans receivable of $71.4 million, or 85.3%, to $155.1 million for the year ended December 31, 2003 from $83.7 million for the year ended December 31, 2002, which was partially offset by a decrease in the average yield on loans receivable to 6.93% for the year ended December 31, 2003 from 7.31% for the year ended December 31, 2002. The increase in the average balance of loans reflected management's strategy of deploying funds in higher yielding loans, specifically commercial real estate loans as opposed to lower yielding investments in government securities. The decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

      Interest income on securities increased by $350,000, or 11.9%, to $3.30 million for the year ended December 31, 2003 from $2.95 million for the year ended December 31, 2002. The increase was primarily attributable to an increase in the average balance of investment securities of $11.9 million, or 24.6%, to $60.3 million for the year ended December 31, 2003 from $48.4 million for the year ended December 31, 2002, which was partially offset by a decrease in the average yield on investment securities to 5.47% for the year ended December 31, 2003 from 6.10% for the year ended December 31, 2002. The increase in average balances reflects the redeployment of funds previously invested in short-term interest earning deposits and the use of borrowings that were invested in short term investments to secure a positive short term interest rate spread.

      Interest income on other interest-earning assets consisting primarily of federal funds sold decreased by $181,000, or 66.5%, to $91,000 for the year ended December 31, 2003 from $272,000 for the year ended December 31, 2002. This decrease was primarily due to a decrease in the average balance of other interest-earning assets to $10.4 million for the year ended December 31, 2003 from $15.9 million for the year ended December 31, 2002, and a decrease in the average yield on other interest-earning assets to 0.87% for the year ended December 31, 2003 from 1.71% for the year ended December 31, 2002. The decrease in the average balance reflects management's decision to deploy funds in higher yielding loans and securities and the decrease in average yield reflects the lower interest rate environment in 2003 as compared to 2002.

      Total interest expense increased by $956,000, or 28.3%, to $4.3 million for the year ended December 31, 2003 from $3.4 million for the year ended December 31, 2002. This increase resulted from an increase in average total interest bearing deposits of $66.6 million, or 53.5%, to $191.1 million for the year ended December 31, 2003 from $124.5 million for the year ended December 31, 2002, and a $2.9 million increase in borrowings at December 31, 2003, compared to no borrowings the prior year-end, which was partially offset by a decrease in the average cost of interest bearing liabilities to 2.23% for the year ended December 31, 2003 from 2.71% for the year ended December 31, 2002. The decrease in average cost reflects the lower interest rate environment in 2003 as compared to 2002.

      The provision for loan losses totaled $880,000 and $843,000 for the years ended December 31, 2003 and 2002 respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are possible and estimable. The Bank had non-accrual loans totaling $67,000 at December 31, 2003 and at December 31, 2002. The allowance for loan losses stood at $2.1 million or 1.1% of gross total loans at December 31, 2003, as compared to $1.2 million or 1.0% of gross total loans at December 31, 2002. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2003 and 2002.

      Total non-interest income increased by $145,000, or 43.2%, to $481,000 for the year ended December 31, 2003 from $336,000 for the year ended December 31, 2002. The increase in non-interest income resulted primarily from a $53,000 increase in fees and service charges, a $94,000 increase in gain on sales of loans originated for sale as the Bank initiated a program to sell select fixed rate mortgages to the secondary market, and a $5,000 increase in other income, which was partially offset by a $8,000 decrease in gain on sales of securities available for sale.

      Total non-interest expenses increased by $2.1 million, or 63.6%, to $5.4 million for the year ended December 31, 2003 from $3.3 million for the year ended December 31, 2002. The increase in 2003 was primarily due to an increase of $1.2 million, or 75.0%, in salaries and employee benefits expense to $2.8 million for the year ended December 31, 2003 from $1.6 million for the year ended December 31, 2002 as the Bank increased staffing levels and compensation in an effort to service its growing customer base. Full time equivalent employees increased to 66 at December 31, 2003 from 34 at December 31, 2002. Equipment expense increased by $294,000 to $940,000 for the year ended December 31, 2003 from $646,000 for the year ended December 31, 2002. The primary component of this expense relates to the increased costs of the Bank's data service provider reflecting the overall growth of the Bank's balance sheet. Occupancy expense increased by $164,000 to $411,000 for the year ended December 31, 2003 from $247,000 for the year ended December 31, 2002, and advertising expense increased by $90,000 to $169,000 for the year ended December 31, 2003 from $79,000 for the year ended December 31, 2002, primarily as a result of the opening of two new offices during the twelve months ended December 31, 2003 and the increased advertising expense to promote them. Other non-interest expense increased by $309,000 to $1.1 million for the year ended December 31, 2003 from $749,000 for the year ended December 31, 2002. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

      Income tax expense increased by $742,000, or 85.1%, to $1.6 million for the year ended December 31, 2003 from $872,000 for the year ended December 31, 2002 reflecting pre-tax income of $4.0 million for the year ended December 31, 2003 compared to pre-tax income of $2.2 million earned for year ended December 31, 2002.

Results of Operations for the years ended December 31, 2002 and 2001.

      Net income for the year ended December 31, 2002 was $1.3 million compared to a net loss of $276,000 for the year ended December 31, 2001. This improvement was due to increases in net interest income and non-interest income partially offset by increases in the provision for loan losses, non-interest expense and income taxes. Net interest income increased by $4.2 million, or 233.3%, to $6.0 million for the year ended December 31, 2002 from $1.8 million for the year ended December 31, 2001. This increase resulted primarily from an increase in average net interest earning assets of $12.6 million, or 115.6%, to $23.5 million for the year ended December 31, 2002 from $10.9 million for the year ended December 31, 2001, and an increase in our net interest margin to 4.03% for the year ended December 31, 2002 from 2.59% for the Year ended December 31, 2001.

      Interest income on loans receivable increased by $4.5 million, or 281.3%, to $6.1 million for the year ended December 31, 2002 from $1.6 million for the twelve months ended December 31, 2001. The increase was primarily due to an increase in average loans receivable of $64.6 million, or 338.2%, to $83.7 million for the year ended December 31, 2002 from $19.1 million for the year ended December 31, 2001, which was partially offset by a decrease in the average yield on loans receivable to 7.31% for the year ended December 31, 2002 from 8.13% for the year ended December 31, 2001. The increase in the average loans reflects management's strategy of deploying funds in higher yielding loans, specifically commercial real estate loans. The decrease in average yield reflects the lower interest rate environment in 2002 as compared to 2001.

      Interest income on securities increased by $1.6 million, or 123.1%, to $2.9 million for the year ended December 31, 2002 from $1.3 million for the year ended December 31, 2001. The increase was primarily attributable to an increase in the average balance of investment securities of $27.2 million, or 128.3%, to $48.4 million for the year ended December 31, 2002 from $21.2 million for the year ended December 31, 2001, partially offset by a decrease in the average yield on investment securities to 6.10% for the year ended December 31, 2002 from 6.11% for the year ended December 31, 2001. The increase in the average balance of investment securities reflected management's strategy of deploying funds in higher yielding instruments in an effort to achieve higher returns.

      Interest income on other interest-earning assets, consisting primarily of federal funds sold, decreased by $935,000, or 77.5%, to $272,000 for the year ended December 31, 2002 from $1.2 million for the year ended December 31, 2001. This decrease was primarily due to a decrease in the average balance of other interest-earning assets to $15.9 million for the year ended December 31, 2002 from $28.8 million for the year ended December 31, 2001, and a decrease in the average yield on other interest-earning assets to 1.71% for the year ended December 31, 2002 from 4.20% for the year ended December 31, 2001. The decrease in the average balance reflects management's decision to deploy funds in higher yielding loans and securities and the decrease in average yield reflects the lower interest rate environment in 2002 as compared to 2001.

      Total interest expense increased by $1.1 million, or 47.8%, to $3.4 million for the year ended December 31, 2002 from $2.3 million for the year ended December 31, 2001. This increase resulted from an increase in average total interest bearing liabilities of $66.3 million, or 113.9%, to $124.5 million for the year ended December 31, 2002 from $58.2 million for the year ended December 31, 2001, partially offset by a decrease in the average cost of interest bearing liabilities to 2.71% for the year ended December 31, 2002 from 3.90% for the year ended December 31, 2001. The decrease in average cost reflects the lower interest rate environment in 2002 as compared to 2001.

      The provision for loan losses totaled $843,000 and $382,000 for the years ended December 31, 2002 and 2001, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced and (4) the existing level of reserves for loan losses that are possible and estimable. The Bank had non-performing loans totaling $67,000 at December 31, 2002 and no non-performing loans at December 31, 2001. The allowance for loan losses totaled $1.2 million, or 1.00% of total loans at December 31, 2002, as compared to $412,000, or 0.91% of total loans at December 31, 2001. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize loses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their evaluation of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate for both December 31, 2002 and 2001.

      Total non-interest income increased by $184,000, or 121.1%, to $336,000 for the year ended December 31, 2002 from $152,000 for the year ended December 31, 2001. The increase in non-interest income resulted primarily from a $219,000 increase in fees and service charges and a $1,000 increase in other income, partially offset by a $36,000 decrease in gain on securities available for sale.

      Total operating expenses increased by $1.3 million, or 65.0%, to $3.3 million for the year ended December 31, 2002 from $2.0 million for the year ended December 31, 2001. The increase in the twelve month period in 2002 was primarily due to an increase of $561,000, or 57.5%, in salaries and employee benefits expense to $1.6 million for the year ended December 31, 2002 from $1.0 million for the year ended December 31, 2001 as the Bank increased staffing levels and compensation in an effort to service its growing customer base. Equipment expense increased to $646,000 for the year ended December 31, 2002 from $373,000 for the year ended December 31, 2001. The primary component of this expense relates to the increased costs of the Bank's data service provider reflecting the overall growth of the Bank's balance sheet. Occupancy expense increased by $46,000 to $247,000 for the year ended December 31, 2002 from $201,000 for the year ended December 31, 2001, and advertising expense increased nominally by $5,000 to $79,000 for the year ended December 31, 2002 from $74,000 for the year ended December 31, 2001. Other non-interest expense increased by $384,000 to $749,000 for the year ended December 31, 2002 from $365,000 for the year ended December 31, 2001. Other noninterest expense is comprised of directors' fees, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

      Income tax expense totaled $872,000 for the year ended December 31, 2002 reflecting pre-tax income of $2.2 million earned during the year ended December 31, 2002 compared to a tax benefit of $173,000 for the year ended December 31, 2001 as the Bank had a cumulative loss before income taxes of $(449,000) for the year ended December 31, 2001.

Liquidity and Capital Resources

      Our funding sources include income from operations, deposits and borrowings, principal payments on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

      Our primary investing activities are the origination of commercial and multi-family real estate loans, one-to four-family mortgage loans, construction, commercial business and consumer loans, as well as the purchase of mortgage-backed and other investment securities. During 2003, loan originations totaled $105.0 million compared to $90.5 million and $41.1 million for 2002 and 2001, respectively. The increase in loan originations reflects management's efforts to increase total assets of the Bank, the continued focus on increasing commercial and multi-family lending operations and the strong refinance market in 2003.

During 2003, cash flow provided by the calls and maturities and principal payments received on maturing securities held to maturity amounted to $36.3 million compared to $13.1 million and $2.4 million in 2002 and 2001. Deposit growth provided $90.1 million, $61.8 million and $79.8 million of funding for the years ending December 31, 2002 and 2001, respectively. Borrowings totaled $25.0 million in 2003 and were used to fund asset growth.

      Loan Commitments. In the ordinary course of business the Bank extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Bank does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Bank to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. The Bank had outstanding commitments to originate and fund loans of approximately $33.2 million and $22.0 million at December 31, 2003 and 2002, respectively.

      The following tables sets forth our contractual obligations and commercial commitments at December 31, 2003.

                                                                                 Payments due by period
                                                                        Less than 1       1-3           3-5       More than 5
Contractual obligations                                      Total         Year          Years         Years          Years
                                                            -------     -----------     -------       -------     ------------
                                                                                   (In thousands)
FHLB advances .......................................       $25,000       $25,000       $    --       $    --       $     --
Lease obligations ...................................           452           170           220            62             --
Certificates of deposit with original maturities
  of one year or more ...............................        42,310        28,938        11,604         1,768             --
                                                            -------       -------       -------       -------       --------
Total ...............................................       $67,762       $54,108       $11,824       $ 1,830       $     --
                                                            =======       =======       =======       =======       ========

Recent Accounting Pronouncements

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). This Statement established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as their classification in the company's statement of financial position. It requires that the company classify a financial instrument that is within its scope as a liability when that instrument embodies an obligation of the issuer. SFAS No. 150 did not have any impact on the Company's Consolidated Financial Statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

      On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. With a number of exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The Company does not have financial letters of credit as of December 31, 2003.

ITEM 7A. QUALITATIVE AND QUANTITATIVE ANALYSIS OF MARKET RISK

      Management of Market Risk

      General. The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee, which consists of senior management and outside directors operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

      The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2003. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 and 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of December 31, 2003. The following sets forth the Company's NPV as of December 31, 2003.

                                                                        NPV as a % of Assets
    Change in     Net Portfolio    $ Change from    % Change from      ------------------------
   calculation        Value              PAR             PAR           NPV Ratio         Change
   -----------        -----              ---             ---           ---------         ------
     +300bp        $   11,271       $  (21,128)        -65.21%            4.35%          -635bps
     +200bp            20,353          (12,046)        -37.81             7.38           -332bps
     +100bp            28,880           (3,520)        -10.86             9.89           -81bps
       PAR             32,399               --             --            10.70            --bps
     -100bp            34,529            2,130           6.57            11.07            37bps

----------
bp-basis points

      The table above indicates that at December 31, 2003, in the event of a 100 basis point decrease in interest rates, we would experience a 6.57% increase in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 10.86% decrease in NPV.

      Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income, and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements identified in Item 15(a)(1) hereof are included as Exhibit 13 and are incorporated hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2003.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available for free by writing to: President and Chief Executive Officer, BCB Bancorp, Inc., 104-110 Avenue C, Bayonne, New Jersey 07002. The Code of Ethics is filed as an exhibit to this Form 10-K.

     The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") is incorporates herein by reference. The information concerning directors and executive officers of the Company under the Caption "Proposal I-Election of Director's and information under the captions "Section 16(a) Beneficial Ownership Compliance" and "The Audit Committee" of the 2004 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The "Proposal I--Election of Directors" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The "Proposal I--Election of Directors" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The "Transactions with Certain Related Persons" section of the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by Item 14 is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, Proposal II-Ratification of the Appointment of Independent Auditors--Fees paid to Radics.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

            (A)   Management Responsibility Statement

            (B)   Independent Auditors' Report

            (C) Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

            (D) Consolidated Statements of Operations for each of the Years in the Three-Year period ended December 31, 2003

            (E) Consolidated Statements of Changes in Stockholders' Equity for each of the Years in the Three-Year period ended December 31, 2003

            (F) Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2003

            (G)   Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules

      All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

      (b)   Reports on Form 8-K

      None.

      (c)   Exhibits

            3.1   Certificate of Incorporation of BCB Bancorp, Inc.*

            3.2   Bylaws of BCB Bancorp, Inc.*

            3.3   Specimen Stock Certificate*

            10.1  Bayonne Community Bank 2002 Stock Option Plan**

            10.2  Bayonne Community Bank 2003 Stock Option Plan**

            13    Consolidated Financial Statements

            14    Code of Ethics

            21    Subsidiary of the Company

            23 Accountant's Consent to incorporate consolidated financial statements in Form S-8

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
* Incorporated by reference to the Form 8-k-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

** Incorporated by reference to Exhibit 10.1 and 10.2 to the Company's Registration Statement on Form S-8 (Commission File Number 333-11201) filed with the Securities and Exchange Commission on January 26, 2004.

                                   Signatures

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BCB BANCORP, INC.


Date: March 23, 2004                   By: /s/ Donald Mindiak
                                           -------------------------------------
                                           Donald Mindiak
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                      Title                             Date
----------                      -----                             ----

/s/ Donald Mindiak              President, Chief Executive        March 23, 2004
----------------------------    (Principal Officer and
Donald Mindiak                  Director Executive Officer)

/s/ Thomas M. Coughlin          Vice President, Chief Financial   March 23, 2004
----------------------------    Officer (Principal Financial
Thomas M. Coughlin              and Accounting Officer)
                                and Director

/s/ Mark D. Hogan               Chairman of the Board             March 23, 2004
----------------------------
Mark D. Hogan

/s/ Robert Ballance             Director                          March 23, 2004
----------------------------
Robert Ballance

/s/ Judith Q. Bielan            Director                          March 23, 2004
----------------------------
Judith Q. Bielan

/s/ Joseph Brogan               Director                          March 23, 2004
----------------------------
Joseph J. Brogan

/s/ James Collins               Director                          March 23, 2004
----------------------------
James Collins

/s/ Donald S. Cymbor            Director                          March 23, 2004
----------------------------
Donald S. Cymbor

/s/ Robert G. Doria             Director                          March 23, 2004
----------------------------
Robert G. Doria

/s/ Phyllis Wasserman Garelick     Director                       March 23, 2004
------------------------------
Phyllis Wasserman Garelick

/s/ John J. Hughes                 Director                       March 23, 2004
------------------------------
John J. Hughes

/s/ Joseph Lyga                    Director                       March 23, 2004
------------------------------
Joseph Lyga

/s/ Gary Maita                     Director                       March 23, 2004
------------------------------
Gary Maita

/s/ H. Mickey McCabe               Director                       March 23, 2004
------------------------------
H. Mickey McCabe

/s/ Alexander Pasiechnik           Director                       March 23, 2004
------------------------------
Alexander Pasiechnik

/s/ August Pellegrini, Jr          Director                       March 23, 2004
------------------------------
August Pellegrini, Jr

/s/ Kenneth R. Poesl               Director                       March 23, 2004
------------------------------
Kenneth R. Poesl

/s/ Joseph Tagliareni              Director                       March 23, 2004
------------------------------
Joseph Tagliareni

                                  EXHIBIT INDEX

            3.1   Certificate of Incorporation of BCB Bancorp, Inc.*

            3.2   Bylaws of BCB Bancorp, Inc.*

            3.3   Specimen Stock Certificate*

            10.1  Bayonne Community Bank 2002 Stock Option Plan**

            10.2  Bayonne Community Bank 2003 Stock Option Plan**

            13    Consolidated Financial Statements

            14    Code of Ethics

            21    Subsidiary of the Company

            23 Accountant's Consent to incorporate consolidated financial statements in Form S-8

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the Form 8k-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

** Incorporated by reference to Exhibit 10.1 and 10.2 to the Company's Registration Statement on Form S-8 (Commission File Number 333-11201) filed with the Securities and Exchange Commission on January 26, 2004.