Form 10-Q
period 2004-03-31
BCB BANCORP INC
filed 2004-05-17
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                         Commission File Number: 0-50275

                                BCB Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

          New Jersey                                             26-0065262
(State or other jurisdiction of                          (IRS Employer I.D. No.)
incorporation or organization)

  104-110 Avenue C Bayonne, New Jersey                             07002
(Address of principal executive offices)                         (Zip Code)

                                 (201) 823-0700
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                       |_| Yes |_| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.                                           |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 14, 2004, BCB Bancorp, Inc., had 2,394,319 shares of common stock with no par value issued and outstanding.

                        BCB BANCORP INC., AND SUBSIDIARY

                                      INDEX

                                                                            Page

PART I.  CONSOLIDATED FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 2004 and December 31, 2003 (unaudited)..................... 1

         Consolidated Statements of Income for the three months
         ended March 31, 2004 and March 31, 2003 (unaudited).................. 2

         Consolidated Statement of Changes in Stockholders'
         Equity for the three months ended
         March 31, 2004 (unaudited)........................................... 3

         Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003 (unaudited).................. 4

         Notes to Unaudited Consolidated Financial Statements................. 5

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations................................................... 7

         Item 3. Qualitative and Quantitative Disclosures about Market Risk...11

         Item 4. Controls and Procedures......................................13

PART II. OTHER INFORMATION....................................................14

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENT

                         BCB BANCORP INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition at
                      March 31, 2004 and December 31, 2003
                                   (Unaudited)
                      (in thousands except for share data )

                                                                                 At                        At
                                                                             31-Mar-04                 31-Dec-03
                                                                             ---------                 ---------
ASSETS

Cash and amounts due from depository institutions .................          $   2,635                 $   2,895
Interest-earning deposits .........................................             21,100                     8,891
                                                                             ---------                 ---------
   Total cash and cash equivalents ................................             23,735                    11,786
                                                                             ---------                 ---------

Securities held to maturity .......................................             99,313                    90,313
Loans receivable ..................................................            204,575                   188,786
Premises and equipment ............................................              5,752                     5,704
Federal Home Loan Bank of New York stock ..........................              1,250                     1,250
Interest receivable, net ..........................................              2,056                     1,856
Deferred income taxes .............................................                753                       697
Other assets ......................................................                446                       284
                                                                             ---------                 ---------
    Total assets ..................................................          $ 337,880                 $ 300,676
                                                                             =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ..........................................................          $ 288,925                 $ 253,650
Borrowed Money ....................................................             25,000                    25,000
Other Liabilities .................................................              1,022                       859
                                                                             ---------                 ---------
    Total Liabilities .............................................            314,947                   279,509
                                                                             ---------                 ---------

STOCKHOLDERS' EQUITY
Common Stock, $0.10 stated value: 10,000,000 shares
   authorized, 2,394,319 and 2,296,984 shares
   outstanding ....................................................                239                       230
Additional paid-in capital ........................................             27,541                    26,484
Accumulated deficit ...............................................             (4,847)                   (5,547)
                                                                             ---------                 ---------
    Total stockholders' equity ....................................             22,933                    21,167
                                                                             ---------                 ---------

     Total liabilities and stockholders' equity ...................          $ 337,880                 $ 300,676
                                                                             =========                 =========

See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                           For the three months ended
                        March 31, 2004 and March 31, 2003
                                   (Unaudited)
                    (in thousands except for per share data)

                                                                                     Three Months Ended
                                                                                ------------------------------
                                                                                          March  31,
                                                                                ------------------------------
                                                                                 2004                    2003
                                                                                ------                  ------
Interest income:
  Loans ...............................................................         $3,277                  $2,314
  Securities ..........................................................          1,291                     727
  Other interest-earning assets .......................................             31                      29
                                                                                ------                  ------
     Total interest income ............................................          4,599                   3,070
                                                                                ------                  ------

Interest expense:
  Deposits:
     Demand ...........................................................             73                      51
     Savings and club .................................................            912                     747
     Certificates of deposit ..........................................            406                     138
                                                                                ------                  ------
                                                                                 1,391                     936

   Borrowed money .....................................................             92                      --
                                                                                ------                  ------

       Total interest expense .........................................          1,483                     936
                                                                                ------                  ------

Net interest income ...................................................          3,116                   2,134
Provision for loan losses .............................................            200                     225
                                                                                ------                  ------

Net interest income after provision for loan losses ...................          2,916                   1,909
                                                                                ------                  ------

Non-interest income:
   Fees and service charges ...........................................            130                      83
   Gain on sales of loans originated for sale .........................             17                      --
   Gain on sales of securities available for sale .....................             --                      --
   Other ..............................................................              6                       5
                                                                                ------                  ------
      Total non-interest income .......................................            153                      88
                                                                                ------                  ------

Non-interest expense:
   Salaries and employee benefits .....................................            976                     531
   Occupancy expense of premises ......................................            159                      85
   Equipment ..........................................................            347                     191
   Advertising ........................................................             22                      30
   Other ..............................................................            394                     211
                                                                                ------                  ------
      Total non-interest expense ......................................          1,898                   1,048
                                                                                ------                  ------

Income  before income tax provision ...................................          1,171                     949
Income tax provision ..................................................            471                     376
                                                                                ------                  ------

Net Income ............................................................         $  700                  $  573
                                                                                ======                  ======

Net Income per common share
       Basic ..........................................................         $ 0.30                  $ 0.25
                                                                                ======                  ======
       Diluted ........................................................         $ 0.28                  $ 0.24
                                                                                ======                  ======

Weighted average number of common shares outstanding-
              basic ...................................................          2,320                   2,297
                                                                                ======                  ======
              diluted .................................................          2,488                   2,371
                                                                                ======                  ======

See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
               Consolidated Statement of Changes in Stockholders'
                Equity For the three months ended March 31, 2004
                                   (Unaudited)
                                 (in thousands)

                                                                           Additional        Accumulated
                                                         Common Stock    Paid-In Capital       Deficit           Total
                                                         ------------    ---------------       -------           -----
Balance,  December 31, 2003 .......................           $230            $26,484          $(5,547)         $21,167

Exercise of Stock Options .........................              9              1,057                             1,066

Net income for the three months ended
     March 31, 2004 ...............................             --                 --              700              700
                                                              ----            -------          -------          -------

Balance, March 31, 2004 ...........................           $239            $27,541          $(4,847)         $22,933
                                                              ----            -------          -------          -------

See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                           For the three months ended
                             March 31, 2004 and 2003
                                   (Unaudited)
                                 (in thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       ---------------------------
                                                                                         2004               2003
                                                                                       --------           --------
Cash flows from operating activities:
   Net Income ..................................................................       $    700           $    573
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation ..........................................................             82                 26
         Amortization and accretion, net .......................................            (21)               (22)
         Provision for loan losses .............................................            200                225
         Deferred income tax ...................................................            (56)                --
         Decease (Increase) in interest receivable .............................           (200)                68
         Increase in other assets ..............................................           (162)               (43)
         Increase (Decrease) in other liabilities ..............................            163               (140)
                                                                                       --------           --------

                Net cash provided by operating activities ......................            706                687
                                                                                       --------           --------

Cash flows from investing activities:
      Purchases of securities held to maturity .................................        (10,374)           (15,000)
      Proceeds from call of security held to maturity ..........................             --             12,000
      Proceeds from repayments on securities held to maturity ..................          1,342              4,334
      Purchase of loans ........................................................             --                 --
      Net (increase) in loans receivable .......................................        (15,936)           (15,270)
      Additions to premises and equipment ......................................           (130)              (324)
                                                                                       --------           --------

             Net cash (used in) investing activities ...........................        (25,098)           (14,260)
                                                                                       --------           --------

Cash flows from financing activities:
      Net increase in deposits .................................................         35,275             24,072
      Stock options exercised ..................................................          1,066                 --
                                                                                       --------           --------
             Net cash provided by financing activities .........................         36,341             24,072
                                                                                       --------           --------

Net increase in cash and cash equivalents ......................................         11,949             10,499
Cash and cash equivalents-begininng ............................................         11,786              5,144
                                                                                       --------           --------

Cash and cash equivalents-ending ...............................................       $ 23,735           $ 15,643
                                                                                       ========           ========

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes ..........................................................       $    261           $    450
                                                                                       ========           ========

         Interest ..............................................................       $  1,458           $    934
                                                                                       ========           ========

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2004 or any other future interim period.

These statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2003, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share utilizes reported net income as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities.

The Company's Board of Directors authorized a 10% stock dividend to stockholders of record on November 3, 2003. Such dividend was distributed on November 17, 2003. Basic and diluted earnings per share and the weighted average number of common shares outstanding for the three months ended March 31, 2003 have been retroactively adjusted to give effect to the stock dividend.

NOTE 3 - SIGNIFICANT EVENTS

In June 2002, the Bank acquired a tract of real estate in the Bergen Point section of the City of Bayonne, New Jersey for the purposes of constructing a second facility to further service the banking needs of the community we serve. This facility commenced operations during November 2003. The Bank agreed to lease a building in the center of the business district of the City of Bayonne for the purposes of rehabilitating and converting it to another banking facility. This facility was completed during May 2003 and the office opened for business on May 31, 2003.

The shareholders of the Bank, on April 24, 2003, approved the Bayonne Community Bank 2003 Stock Option Plan, which provides for the grant of options to purchase up to 208,820 shares (229,702 shares after giving effect to the 10% stock dividend paid in November 2003) of Company common stock. These options vest over a five-year period following grant and are exercisable for ten-years following the date of grant. As of March 31, 2004, 206,735 of 229,702 options have been granted under this plan.

On September 12, 2002, the Board of Directors of the Bank adopted a Plan of Acquisition whereby the Bank would become a wholly owned subsidiary of BCB Bancorp, Inc. Following stockholder and regulatory approval the reorganization pursuant to the Plan of Acquisition was completed on May 1, 2003. Each share of the Bank's outstanding common stock was automatically converted into one share of BCB Bancorp, Inc. common stock. The financial information contained in this Form 10-Q at and for the period ended March 31, 2004 is presented for the Company and the Bank on a consolidated basis.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

BCB Bancorp, Inc., completed its acquisition of Bayonne Community Bank on May 1, 2003 pursuant to a Plan of Acquisition. Information at and for the three months ended March 31, 2004 reflects the consolidated financial information of BCB Bancorp Inc. Prior to the completion of the acquisition, BCB Bancorp, Inc. had no assets, liabilities or operations. Consequently the information provided below for the three months ended March 31, 2003 is for Bayonne Community Bank on a stand alone basis.

Total assets increased by $37.2 million or 12.4% to $337.9 million at March 31, 2004 from $300.7 million at December 31, 2003 as the Bank continued to grow assets primarily through the origination of loans and the purchase of Government Sponsored Enterprise (GSE) investment securities, funded primarily through retail deposit growth.

Total cash and cash equivalents increased by $11.9 million or 100.8% to $23.7 million at March 31, 2004 from $11.8 million at December 31, 2003 as the Bank warehoused cash for the purpose of funding loan closings as to which a loan commitment had already been made by the Bank. The increase in cash and cash equivalents was primarily attributable to retail deposit growth and repayments and prepayments in the loan and mortgage backed security portfolios. Investment securities classified as held-to-maturity increased by $9.0 million or 10.0% to $99.3 million at March 31, 2004 from $90.3 million at December 31, 2003. The increase was primarily attributable to the purchase of $9.4 million of mortgage backed securities and $1.0 million of callable agency securities, partially offset by mortgage backed securities repayments and prepayments of $1.4 million during the three months ended March 31, 2004.

Loans receivable increased by $15.8 million or 8.4% to $204.6 million at March 31, 2004 from $188.8 million at December 31, 2003. The increase resulted primarily from a $12.9 million increase in real estate mortgages comprising residential, commercial and construction loans, net of amortization, a $2.2 million increase in business loans and lines of credit, net of amortization, and a $1.0 million increase in consumer loans, net of amortization.

Deposit liabilities increased by $35.2 million or 13.9% to $288.9 million at March 31, 2004 from $253.7 million at December 31, 2003. The increase resulted primarily from an increase during the three months ended March 31, 2004 of $17.0 million in time deposits, an increase of $10.8 million in savings and club accounts and an increase of $7.4 million in demand deposits. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products.

Stockholders' equity increased by $1.7 million or 8.0% to $22.9 million at March 31, 2004 from $21.2 million at December 31, 2003. The increase was primarily attributable to the cash received from the exercise of options by directors, officers and employees of Bayonne Community Bank totaling $1.1 million and net income for the three months ended March 31, 2004 of $700,000. At March 31, 2004 the Company's Tier 1, Tier 1 Risk-Based and Total Risk based Capital Ratios were 6.79%, 9.87% and 10.87% respectively.

Results of Operations

Net income increased by $127,000 or 22.2% to $700,000 for the three months ended March 31, 2004 from $573,000 for the three months ended December 31, 2003. The increase in net income reflects increases in net interest income and non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and income taxes. Net interest income increased by $1.0 million or 47.6% to $3.1 million for the three months ended March 31, 2004 from $2.1 million for the three months ended March 31, 2003. This increase resulted primarily from an increase in average interest earning assets of $118.7 million or 62.7% to $307.9 million for the three months ended March 31, 2004 from $189.2 million for the three months ended March 31, 2003, funded primarily through an increase in average interest bearing liabilities of $117.5 million or 74.2% to $275.9 million for the three months ended March 31, 2004 from $158.4 million for the three months ended March 31, 2003, partially offset by a decrease in the net interest margin to 4.05% for the three months ended March 31, 2004 from 4.51% for the three months ended March 31, 2003.

Interest income on loans receivable increased by $1.0 million or 43.5% to $3.3 million for the three months ended March 31, 2004 from $2.3 million for the three months ended March 31, 2003. The increase was primarily attributable to an increase in the balance of average loans receivable of $67.1 million or 51.9% to $196.4 million for the three months ended March 31, 2004 from $129.3 million for the three months ended March 31, 2003, partially offset by a decrease in the average yield on loans receivable to 6.68% for the three months ended March 31, 2004 from 7.16% for the three months ended March 31, 2003. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate in an effort to achieve higher returns. The decrease in average yield reflects the effect of loan originations and refinancings during the current low interest rate environment.

Interest income on securities held-to-maturity increased by $574,000 or 79.0% to $1.3 million for the three months ended March 31, 2004 from $727,000 for the three months ended March 31, 2003. The increase was primarily attributable to an increase in the average balance of investment securities held-to-maturity of $45.2 million or 91.7% to $94.5 million for the three months ended March 31, 2004 from $49.3 million for the three months ended March 31, 2003, partially offset by a decrease in the average yield on investment securities to 5.46% for the three months ended March 31, 2004 from 5.89% for the three months ended March 31, 2003. The decrease in average yield reflects the more rapid amortization of higher yielding mortgage backed securities purchased in 2003 and purchases of lower yielding mortgage backed securities during the three months ended March 31, 2004.

Interest income on other interest-earning assets increased by $2,000 or 6.9% to $31,000 for the three months ended March 31, 2004 from $29,000 for the three months ended March 31, 2003. The increase was primarily due to an increase in the average balance of other interest-earning assets to $17.0 million for the three months ended March 31, 2004 from $10.5 million for the three months ended March 31, 2003 partially offset by a decrease in the average yield on other interest-earning assets to 0.73% for the three months ended March 31, 2004 from 1.10% for the three months ended March 31, 2003. The decrease in the average yield reflects the lower interest rate environment for overnight deposits in 2004 as compared to 2003. The increase in the average balance reflects management's philosophy to forego current income in lower yielding short-term investments and warehouse liquidity to fund the Bank's loan pipeline.

Total interest expense increased by $547,000 or 58.4% to $1.5 million for the three months ended March 31, 2004 from $936,000 for the three months ended March 31, 2003. The increase resulted primarily from an increase in average interest bearing liabilities of $117.5 million or 74.2% to $275.9 million for the three months ended March 31, 2004 from $158.4 million for the three months ended March 31, 2003, partially offset by a decrease in the average cost of interest bearing liabilities to 2.15% for the three months ended March 31, 2004 from 2.36% for the three months ended March 31, 2003.

The provision for loan losses totaled $200,000 and $225,000 for the three-month periods ended March 31, 2004 and 2003 respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are possible and estimable. The Bank had non-performing loans totaling $1.05 million or 0.51% of gross loans at March 31, 2004, $489,000 or 0.26% of gross loans at December 31, 2003 and $415,000 or 0.30% of gross loans at March 31, 2003. The allowance for loan losses stood at $2.3 million or 1.12% of gross loans at March 31, 2004, $2.1 million or 1.11% of gross total loans at December 31, 2003 and $1.5 million or 1.05% of gross total loans at March 31, 2003. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2004, December 31, 2003 and March 31, 2003.

Total non-interest income increased by $65,000 or 73.9% to $153,000 for the three months ended March 31, 2004 from $88,000 for the three months ended March 31, 2003. The increase in non-interest income resulted primarily from a $47,000 increase in fees and service charges to $130,000 from $83,000 for the quarters ended March 31, 2004 and 2003 respectively, an increase of $17,000 in fees derived from the sale of loans originated for sale to various investors and a $1,000 increase in other income for the comparative three month time periods.

Total non-interest expenses increased by $850,000 or 81.1% to $1.90 million for the three months ended March 31, 2004 from $1.05 million for the three months ended March 31, 2003. The increase in the three month period in 2004 was primarily due to an increase of $445,000 in salaries and employee benefits expense to $976,000 for the three months ended March 31, 2004 from $531,000 for the three months March 31, 2003 as the Bank had a total of 75 full-time equivalent employees staffing three offices at March 31, 2004 as compared to a total 38 full-time equivalent employees at March 31, 2003 staffing one office. Equipment expense increased by $156,000 to $347,000 for the three months ended March 31, 2004 from $191,000 for the three months ended March 31, 2003. The primary component of this expense item is data service provider expense which increases with the growth of the Bank's balance sheet. Occupancy expense increased by $74,000 to $159,000 for the three months ended March 31, 2004 from $85,000 for the three months ended March 31, 2003 due to the occupancy of three facilities in the 2004 period compared to one facility in the 2003 period. Advertising expense decreased by $8,000 to $22,000 for the three months ended March 31, 2004 from $30,000 for the three months ended March 31, 2003. Other non-interest expense increased by $183,000 to $394,000 for the three months ended March 31, 2004 from $211,000 for the three months ended March 31, 2003. Other non-interest expense is comprised of director's fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $95,000 to $471,000 for the three months ended March 31, 2004 from $376,000 for the three months ended March 31, 2003 reflecting increased income earned during the three month time period ended March 31, 2004.

Item 3. Qualitative and Quantitative Analysis of Market Risk

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

The following table presents the Bank's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2003. Assumptions have been made by the Bank relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Bank's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 and 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of December 31, 2003. The following sets forth the Bank's NPV as of December 31, 2003.

                                                                             NPV as a % of Assets
Change in        Net Portfolio    $ Change from         % Change from        --------------------
Calculation         Value               PAR                  PAR             NPV Ratio     Change
-----------      -------------    -------------         -------------        --------------------
+300bp            $ 11,271          $ (21,128)             -65.21%              4.35%    -635 bps
+200bp              20,353            (12,046)             -37.81               7.38     -332 bps
+100bp              28,880             (3,520)             -10.86               9.89      -81 bps
 PAR                32,399                 --                  --              10.70       -- bps
-100bp              34,529              2,130                6.57              11.07       37 bps

bp - basis points

The Table above indicates that at December 31, 2003, in the event of a 100 basis point decrease in interest rates, we would experience a 6.57% increase in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 10.86% decrease in NPV.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of our interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income, and will differ from actual results.

ITEM 4.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND STOCK
        REPURCHASES

Securities sold within the past three years without registering the securities under the Securities Act of 1933

The Company has not sold any securities during the past three years. In connection with the Plan of Acquisition completed on May 1, 2003 the Bank reorganized into the holding company form of ownership and each share of Bank common stock became a share of Company common stock. No new capital was received in the reorganization. Lastly, during the last three months the Company did not engage in any stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

On March 12, 2004 the Company filed a form 8-K to report that certain of its directors declined to stand for re-election to the Board of Directors. On March 15, 2004 a Form 8-K/A was filed to include the letter of said directors as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                            BCB Bancorp Inc.


Date: May 14, 2004                      By: /s/ Donald Mindiak
                                            ------------------------
                                            Donald Mindiak
                                            President & Chief Executive Officer


Date: May 14, 2004                      By: /s/ Thomas Coughlin
                                            ------------------------
                                            Thomas Coughlin
                                            CFO/COO