Form 10-Q
period 2004-06-30
BCB BANCORP INC
filed 2004-08-09
CIK 1228454

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

                                      Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_______________


                         Commission File Number: 0-50275


                                BCB Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                   26-0065262
         ----------                                   ----------
(State or other jurisdiction of                 (IRS Employer I.D. No.)
 incorporation or organization)


104-110 Avenue C Bayonne, New Jersey                    07002
------------------------------------                    -----
(Address of principal executive offices)              (Zip Code)


                                (201) 823-0700
                                --------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      [X] Yes   [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                    [ ] Yes   [X] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.                                          [ ] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2004, BCB Bancorp, Inc., had 2,394,319 shares of common stock with no par value issued and outstanding.

                        BCB BANCORP INC., AND SUBSIDIARY

                                     INDEX

                                                                                     PAGE
   PART I.   CONSOLIDATED FINANCIAL INFORMATION

             Item 1. Consolidated Financial Statements

             Consolidated Statements of Financial Condition as of
             June 30, 2004 and December 31, 2003 (unaudited)........................ 1


             Consolidated Statements of Income for the three
             and six months ended June 30, 2004 and June 30, 2003 (unaudited)....... 2

             Consolidated Statement of Changes in Stockholders'
             Equity for the six months ended June 30, 2004 (unaudited).............. 3


             Consolidated Statements of Cash Flows for the six months
             ended June 30, 2004 and June 30, 2003 (unaudited)...................... 4


             Notes to Unaudited Consolidated Financial Statements................... 5

             Item 2. Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations..................................................... 7

             Item 3. Quantitative and Qualitative Disclosures about
                     Market Risk.................................................... 14

             Item 4. Controls and Procedures........................................ 16

   PART II.  OTHER INFORMATION...................................................... 17



PART I.  FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

                        BCB BANCORP INC. AND SUBSIDIARY
               Consolidated Statements of Financial Condition at
                      June 30, 2004 and December 31, 2003
                                  (Unaudited)
                     (in thousands except for share data )


                                                                 At              At
                                                             30-Jun-04        31-Dec-03
                                                             ---------        ---------

ASSETS
------
Cash and amounts due from depository institutions.....      $     2,924      $    2,895
Interest-bearing deposits.............................           16,838           8,891
                                                            -----------      ----------
  Total cash and cash equivalents ....................           19,762          11,786
                                                            -----------      ----------

Securities held to maturity...........................          111,170          90,313
Loans receivable, net.................................          220,596         188,786
Premises and equipment ...............................            5,678           5,704
Federal Home Loan Bank of New York stock..............            1,250           1,250
Interest receivable, net..............................            2,127           1,856
Deferred income taxes.................................              753             697
Other assets..........................................              957             284
                                                            -----------      ----------
  Total assets........................................          362,293      $  300,676
                                                            ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Deposits..............................................          308,680      $  253,650
Borrowed Money........................................           25,000          25,000
Trust Preferred Borrowing.............................            4,124              --
Other Liabilities.....................................              786             859
                                                            -----------      ----------
    Total Liabilities.................................          338,590         279,509
                                                            ===========      ==========

STOCKHOLDERS' EQUITY
--------------------
Common Stock, $0.10 stated value: 10,000,000 shares
 authorized, 2,394,319 and 2,296,984 shares issued
 and outstanding                                                    239             230
Additional paid-in capital............................           27,541          26,484
Accumulated deficit...................................           (4,077)         (5,547)
                                                            -----------      ----------
  Total stockholders' equity..........................           23,703          21,167
                                                            -----------      ----------

  Total liabilities and stockholders' equity..........      $   362,293      $  300,676
                                                            ===========      ==========


See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                      For the three and six months ended
                        June 30, 2004 and June 30, 2003
                                  (Unaudited)
                    (in thousands except for per share data)

                                                                      Three Months Ended            Six Months Ended
                                                                  ----------------------------    -----------------------
                                                                            June 30,                    June 30,
                                                                  ----------------------------    -----------------------
                                                                      2004             2003         2004           2003
                                                                  ------------   -------------    ---------     ---------
Interest income:
 Loans...................................................      $ 3,605           $  2,580        $   6,882      $  4,894
 Securities..............................................        1,417                744            2,708         1,471
 Other interest-earning assets ..........................           39                 27               70            56
                                                               -------           --------        ---------      --------
  Total interest income .................................        5,061              3,351            9,660         6,421
                                                               -------           --------        ---------      --------

Interest expense:
 Deposits:
  Demand.................................................           78                 58              151           109
  Savings and club.......................................          970                788            1,882         1,535
  Certificates of deposit................................          524                166              930           304
                                                               -------           --------        ---------      --------
                                                                 1,572              1,012            2,963         1,948
                                                               -------           --------        ---------      --------

  Borrowed Money.........................................           99                 --              191            --
                                                               -------           --------        ---------      --------

       Total interest expense............................        1,671              1,012            3,154         1,948
                                                               -------           --------        ---------      --------

Net interest income......................................        3,390              2,339            6,506         4,473
Provision for loan losses................................          150                225              350           450
                                                               -------           --------        ---------      --------

Net interest income after provision for loan losses .....        3,240              2,114            6,156         4,023
                                                               -------           --------        ---------      --------

Non-interest income:
 Fees and service charges................................          140                 84              270           167
 Gain on sales of loans originated for sale..............           46                 --               63            --
 Gain (loss) on sales of loans ..........................          (56)                --              (56)           --
 Other...................................................            5                  4               11             9
                                                               -------           --------        ---------      --------
  Total non-interest income..............................          135                 88              288           176
                                                               -------           --------        ---------      --------

Non-interest expense:
 Salaries and employee benefits..........................        1,023                647            1,999         1,178
 Occupancy expense of premises...........................          164                 91              323           176
 Equipment...............................................          364                234              711           425
 Advertising.............................................           29                 32               51            62
 Other                                                             513                245              907           456
                                                               -------           --------        ---------      --------
  Total non-interest expense.............................        2,093              1,249            3,991         2,297
                                                               -------           --------        ---------      --------

Income  before income tax provision......................        1,282                953            2,453         1,902
Income tax provision.....................................          512                381              983           757
                                                               -------           --------        ---------      --------
Net Income...............................................      $   770           $    572        $   1,470      $  1,145
                                                               =======           ========        =========      ========

Net Income per common share:.............................
 basic...................................................      $  0.32           $   0.25        $    0.62      $   0.50
 diluted.................................................         0.31               0.24             0.59          0.48
                                                               =======           ========        =========      ========
Weighted average number of common shares outstanding-
 basic...................................................        2,394              2,297            2,357         2,297
 diluted.................................................        2,488              2,362            2,488         2,367
                                                               =======           ========        =========      ========

See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARY
           Consolidated Statement of Changes in Stockholders' Equity
                    For the six months ended June 30, 2004
                                  (Unaudited)
                                 (in thousands)


                                                               Additional        Accumulated
                                          Common Stock       Paid-In Capital       Deficit           Total
                                          ------------       ---------------     -----------         -----
Balance,  December 31, 2003..........       $    230         $    26,484        $   (5,547)       $  21,167
                                                                                                         --
Exercise of Stock Options............              9               1,057                              1,066
                                                                                                         --
                                                                                                         --
                                                                                                         --
Net income for the six months ended                                                                      --
    June 30, 2004....................             --                  --             1,470            1,470
                                            --------         -----------        ----------        ---------

Balance, June 30, 2004...............       $    239         $    27,541        $   (4,077)       $  23,703
                                            --------         -----------        ----------        ---------









         See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                           For the six months ended
                            June 30, 2004 and 2003
                                  (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended June  30,
                                                                  --------------------------

                                                                      2004            2003
                                                                  -------------    ---------
Cash flows from operating activities :
   Net Income                                                    $        1,470    $   1,145
   Adjustments to reconcile net income to net cash provided
    by operating activities:
         Depreciation..........................................             164           57
         Amortization and accretion, net.......................             (19)         (61)
         Provision for loan losses.............................             350          450
         Deferred income tax...................................             (56)        (177)
         Loans originated for sale.............................          (6,018)          --
         Proceeds from sale of loans originated for sale.......           6,081           --
        (Gain) on sale of loans originated for sale............             (63)          --
         Loss on sale of non-performing loans..................              56           --
        (Increase) in interest receivable......................            (271)        (204)
         Decrease (Increase) in other assets...................            (673)          33

        (Increase) in other liabilities........................             (73)        (292)
                                                                  -------------    ---------


            Net cash provided by operating activities..........             948          951
                                                                  -------------    ---------
Cash flows from investing activities:
      Purchase of FHLB stock...................................              --         (136)
      Purchases of securities held to maturity.................         (26,900)     (32,495)
      Proceeds from calls of securities held to maturity.......           2,500       17,000
      Proceeds from repayments on securities held to maturity..           3,485        8,771
      Proceeds from sale of non-performing loans...............           1,072           --
      Net (increase) in loans receivable.......................         (33,211)     (32,690)

      Additions to premises and equipment......................            (138)      (1,624)
                                                                  -------------    ---------


            Net cash (used in) investing activities............         (53,192)     (41,174)
                                                                  -------------    ---------
Cash flows from financing activities:
      Net increase in deposits.................................          55,030       44,625
      Stock options exercised..................................           1,066           --
      Net proceeds from trust preferred bond...................           4,124           --
                                                                  -------------    ---------


            Net cash provided by financing activities..........          60,220       44,625
                                                                  -------------    ---------

Net increase in cash and cash equivalents......................           7,976        4,402

Cash and cash equivalents-begininng............................          11,786        5,144
                                                                  -------------    ---------


Cash and cash equivalents-ending...............................   $      19,762     $  9,546
                                                                  =============    =========
Supplemental disclosure of cash flow information:
           Cash paid during the year for:
           Income taxes........................................   $       1,170     $    913
                                                                  =============    =========


           Interest............................................   $       3,053     $  1,943
                                                                  =============    =========




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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2004 or any other future interim period.

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

The Company's Board of Directors authorized a 10% stock dividend to stockholders of record on November 3, 2003. Such dividend was distributed on November 17, 2003. Basic and diluted earnings per share and the weighted average number of common shares outstanding for the three and six months ended June 30, 2003 have been retroactively adjusted to give effect to the stock dividend.

NOTE 3 - SIGNIFICANT EVENTS

In June 2004, the Company participated in the issuance of a Pooled Trust Preferred Security in the amount of $4.0 million. The Company's participation in the issuance of this security was facilitated by a favorable ruling from the Federal Reserve Bank regarding the Tier 1 Capital treatment of Pooled Trust Preferred Securities. The primary purpose for the Company's participation in the issuance of this instrument was done in an effort to augment capital thereby allowing additional balance sheet growth without diluting present shareholder percentage ownership.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $61.6 million or 20.5% to $362.3 million at June 30, 2004 from $300.7 million at December 31, 2003 as the Bank continued to grow assets primarily through the origination of loans and the purchase of Government Sponsored Enterprise (GSE) investment securities, funded primarily through retail deposit growth.

Total cash and cash equivalents increased by $8.0 million or 67.8% to $19.8 million at June 30, 2004 from $11.8 million at December 31, 2003 as the Bank retained cash for the purpose of funding loan closings for which a loan commitment had already been made by the Bank. The increase in cash and cash equivalents was primarily attributable to retail deposit growth and repayments and prepayments in the loan and mortgage backed security portfolios. Securities classified as held-to-maturity increased by $20.9 million or 23.1% to $111.2 million at June 30, 2004 from $90.3 million at December 31, 2003. The increase was primarily attributable to the purchase of $23.4 million of mortgage backed securities and $3.5 million of callable agency securities, partially offset by mortgage backed securities repayments and prepayments of $3.5 million and the exercise of a call option on a callable agency security of $2.5 million during the six months ended June 30, 2004.

Loans receivable increased by $31.8 million or 16.8% to $220.5 million at June 30, 2004 from $188.8 million at December 31, 2003. The increase resulted primarily from a $22.2 million increase in real estate mortgages comprising residential, commercial and construction loans, net of amortization, a $7.5 million increase in business loans and lines of credit, net of amortization, and a $2.8 million increase in consumer loans, net of amortization.

Deposit liabilities increased by $55.0 million or 21.7% to $308.7 million at June 30, 2004 from $253.7 million at December 31, 2003. The increase resulted primarily from an increase during the six months ended June 30, 2004 of $27.4 million in time deposits, an increase of $18.9 million in savings and club accounts and an increase of $8.7 million in demand deposits. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products.

Other borrowings increased by $4.1 million primarily as the result of the issuance of a $4.0 million Pooled Trust Preferred Security in an effort to augment capital thereby allowing additional balance sheet growth without diluting present shareholder percentage ownership.

Stockholders' equity increased by $2.5 million or 11.8% to $23.7 million at June 30, 2004 from $21.2 million at December 31, 2003. The increase was primarily attributable to the cash received from the exercise of options by directors, officers and employees of Bayonne Community Bank totaling $1.1 million and net income for the six months ended June 30, 2004 of $1.5 million. At June 30, 2004 the Company's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 7.89%, 11.28% and 12.20% respectively.

Results of Operations
Three Months

Net income increased by $198,000 or 34.6% to $770,000 for the three months ended June 30, 2004 from $572,000 for the three months ended June 30, 2003. The increase in net income was due to increases in net interest income and non-interest income and a decrease in the provision for loan losses partially offset by increases in non-interest expense and income taxes. Net interest income increased by $1.1 million or 47.8% to $3.4 million for the three months ended June 30, 2004 from $2.3 million for the three months ended June 30, 2003. This increase resulted primarily from the increase in Bank assets and an increase in average net interest earning assets of $2.9 million or 8.6% to $36.5 million for the three months ended June 30, 2004 from $33.6 million for the three months ended June 30, 2003 partially offset by a decrease in the net interest margin to 3.97% for the three months ended June 30, 2004 from 4.41% for the three months ended June 30, 2003.

Interest income on loans receivable increased by $1.0 million or 38.5% to $3.6 million for the three months ended June 30, 2004 from $2.6 million for the three months ended June 30, 2003. The increase was primarily attributable to an increase in average loans receivable of $69.1 million or 46.9% to $216.5 million for the three months ended June 30, 2004 from $147.4 million for the three months ended June 30, 2003, partially offset by a decrease in the average yield on loans receivable to 6.66% for the three months ended June 30, 2004 from 7.00% for the three months ended June 30, 2003. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate, in an effort to achieve higher returns. The decrease in average yield reflects the cumulative effect of the underwriting of loans over the last several years in a low interest rate environment despite recent increases in short-term interest rates.

Interest income on securities held-to-maturity increased by $673,000 or 90.5% to $1.4 million for the three months ended June 30, 2004 from $744,000 for the three months ended June 30, 2003. The increase was primarily due to an increase in the average balance of securities held-to-maturity of $51.3 million or 95.5% to $105.0 million for the three months ended June 30, 2004 from $53.7 million for the three months ended June 30, 2003 partially offset by a decrease in the average yield on investment securities held-to-maturity to 5.40% for the three months ended June 30, 2004 from 5.54% for the three months ended June 30, 2003. The decrease in average yield reflects the lower interest rate environment in 2004 as compared to 2003. The increase in average balance reflects management's philosophy to deploy funds in higher yielding instruments in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $12,000 or 44.4% to $39,000 for the three months ended June 30, 2004 from $27,000 for the three months ended June 30, 2003. This increase was primarily due to an increase in the average balance of other interest-earning assets to $20.1 million for the three months ended June 30, 2004 from $11.2 million for the three months ended June 30, 2003 partially offset by a decrease in the average yield on other interest-earning assets to 0.78% for the three months ended June 30, 2004 from 0.96% for the three months ended June 30, 2003. The increase in average balance reflects management's philosophy to forego current income in lower yielding short-term investments and warehouse liquidity to fund the Bank's loan pipeline and the decrease in average yield reflects the lower interest rate environment in 2004 as compared to 2003.

Total interest expense increased by $659,000 or 65.1% to $1.7 million for the three months ended June 30, 2004 from $1.0 million for the three months ended June 30, 2003. The increase resulted primarily from an increase in average interest bearing liabilities of $126.2 million or 70.6% to $305.0 million for the three months ended June 30, 2004 from $178.8 million for the three months ended June 30, 2003, partially offset by a decrease in the average cost of interest bearing liabilities to 2.19% for the three months ended June 30, 2004 from 2.26% for the three months ended June 30, 2003.

The provision for loan losses totaled $150,000 and $225,000 for the three-month periods ended June 30, 2004 and 2003, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions,
(3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2004, the Bank recorded $219,000 in loan charge-offs related to the foreclosure of five loans, which were resolved by the Bank taking ownership of the underlying collateral, heavy construction equipment, which has been recorded in other assets at $371,000. During the three months ended June 30, 2003, the Bank did not record any loan charge-offs. The Bank had non-performing loans totaling $386,000 or 0.17% of gross loans at June 30, 2004, $1.05 million or 0.51% of gross loans at March 31, 2004 and $67,000 or 0.04% of gross loans at June 30, 2003. The allowance for loan losses was $2.2 million or 1.01% of gross loans at June 30, 2004, $2.3 million or 1.12% of gross loans at March 31, 2004 and $1.7 million or 1.08% of gross loans at June 30, 2003. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2004, March 31, 2004 and June 30, 2003.

Total non-interest income increased by $47,000 to $135,000 for the three months ended June 30, 2004 from $88,000 for the three months ended June 30, 2003. The increase in non-interest income resulted primarily from a $56,000 increase in fees and service charges to $140,000 from $84,000 for the quarters ended June 30, 2004 and 2003, respectively, an increase of $46,000 in gains derived from the sale of loans originated for sale to various investors and a $1,000 increase in other income for the comparative three month time periods, partially offset by a $56,000 loss on sale of loans in the current quarter as the Bank, after a risk assessment of the loan portfolio, decided to sell an underperforming portion of the loan portfolio at a slight discount and redeploy that cash flow to commercial real estate loans.

Total operating expenses increased by $844,000 or 67.6% to $2.09 million for the three months ended June 30, 2004 from $1.25 million for the three months ended June 30, 2003. The increase in the three-month period in 2004 was primarily due to an increase of $376,000 in salaries and employee benefits expense to $1.02 million for the three months ended June 30, 2004 from $647,000 for the three months ended June 30, 2003 as the Bank had a total of 78 full-time equivalent employees staffing three offices at June 30, 2004 as compared to 57 full-time equivalent employees staffing two offices at June 30, 2003. Equipment expense increased $130,000 to $364,000 for the three months ended June 30, 2004 from $234,000 for the three months ended June 30, 2003. The primary component of this expense represents data service provider expense which increases with the asset growth of the Bank. Occupancy expense increased by $73,000 to $164,000 for the three months ended June 30, 2004 from $91,000 for the three months ended June 30, 2003 as the Bank is incurring higher costs for the three facilities currently operational. Advertising expense decreased $3,000 to $29,000 for the three months ended June 30, 2004 from $32,000 for the three months ended June 30, 2003. Other non-interest expense increased by $268,000 to $513,000 for the three months ended June 30, 2004 from $245,000 for the three months ended June 30, 2003. Other non-interest expense is comprised of director fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The increase in other non-interest expenses is primarily attributable to increased legal, professional and shareholder relation expense as, during the three months ended June 30, 2004, the Bank incurred expenses associated with a proxy contest initiated by an opposing slate of directors.

Income tax expense increased $131,000 to $512,000 for the three months ended June 30, 2004 from $381,000 for the three months ended June 30, 2003 reflecting increased pre-tax income earned during the three month time period ended June 30, 2004.

Six Months of Operations

Net income increased by $325,000 or 28.4% to $1.47 million for the six months ended June 30, 2004 from $1.15 million for the six months ended June 30, 2003. The increase in net income is due to increases in net interest income and non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and income taxes. Net interest income increased by $2.0 million or 44.4% to $6.5 million for the six months ended June 30, 2004 from $4.5 million for the six months ended June 30, 2003. This increase resulted primarily from the increased size of the Bank and an increase in average net interest earning assets of $2.0 million or 6.2% to $34.2 million for the six months ended June 30, 2004 from $32.2 million for the six months ended June 30, 2003 partially offset by a decrease in the net interest margin to 4.01% for the six months ended June 30, 2004 from 4.46% for the six months ended June 30, 2003.

Interest income on loans receivable increased by $2.0 million or 40.8% to $6.9 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003. The increase was primarily attributable to an increase in average loans receivable of $68.0 million or 49.1% to $206.4 million for the six months ended June 30, 2004 from $138.4 million for the six months ended June 30, 2003, partially offset by a decrease in the average yield on loans receivable to 6.67% for the six months ended June 30, 2004 from 7.07% for the six months ended June 30, 2003. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate, in an effort to achieve higher returns. The decrease in average yield reflects the lower interest rate environment in 2004 as compared to 2003.

Interest income on securities held-to-maturity increased by $1.2 million or 80.0% to $2.7 million for the six months ended June 30, 2004 from $1.5 million for the six months ended June 30, 2003. The increase was primarily due to an increase in the average balance of securities held-to-maturity of $48.2 million or 93.6% to $99.7 million for the six months ended June 30, 2004 from $51.5 million for the six months ended June 30, 2003 partially offset by a decrease in the average yield on securities held-to-maturity to 5.43% for the six months ended June 30, 2004 from 5.71% for the six months ended June 30, 2003. The increase in average balance reflects management's philosophy to deploy funds in higher yielding instruments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns. The decrease in average yield reflects the lower interest rate environment in 2004 as compared to 2003.

Interest income on other interest-earning assets increased by $14,000 or 25.0% to $70,000 for the six months ended June 30, 2004 from $56,000 for the six months ended June 30, 2003. This increase was primarily due to an increase in the average balance of other interest-earning assets to $18.5 million for the six months ended June 30, 2004 from $10.9 million for the six months ended June 30, 2003 partially offset by a decrease in the average yield on other interest-earning assets to 0.76% for the six months ended June 30, 2004 from 1.03% for the six months ended June 30, 2003. The increase in average balance reflects management's philosophy to forego current income in lower yielding short-term investments and warehouse liquidity to fund the Bank's loan pipeline. The decrease in average yield reflects the lower interest rate environment in 2004 as compared to 2003.

Total interest expense increased by $1.2 million or 61.5% to $3.15 million for the six months ended June 30, 2004 from $1.95 million for the six months ended June 30, 2003. The increase resulted primarily from an increase in average interest bearing liabilities of

$121.9 million or 71.8% to $290.5 million for the six months ended June 30, 2004 from $168.6 million for the six months ended June 30, 2003, partially offset by a decrease in the average cost of interest bearing liabilities to 2.17% for the six months ended June 30, 2004 from 2.31% for the six months ended June 30, 2003.

The provision for loan losses totaled $350,000 and $450,000 for the six-month periods ended June 30, 2004 and 2003, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions,
(3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2004, the Bank recorded $219,000 in loan charge-offs related to the foreclosure of five loans, which were resolved by the Bank taking ownership of the underlying loan collateral, heavy construction equipment, which has been recorded in other assets at $371,000. During the six months ended June 30, 2003, the Bank did not record any loan charge-offs. The Bank had non-performing loans totaling $386,000 or 0.17% of gross loans at June 30, 2004, $1.05 million or 0.51% of gross loans at March 31, 2004 and $67,000 or 0.04% of gross loans at June 30, 2003. The allowance for loan losses was $2.2 million or 1.01% of gross loans at June 30, 2004, $2.3 million or 1.12% of gross loans at March 31, 2004 and $1.7 million or 1.08% of gross loans at June 30, 2003. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2004, March 31, 2004 and June 30, 2003.

Total non-interest income increased by $112,000 to $288,000 for the six months ended June 30, 2004 from $176,000 for the six months ended June 30, 2003. The increase in non-interest income resulted primarily from a $103,000 increase in fees and service charges to $270,000 from $167,000 for the six-months ended June 30, 2004 and 2003, respectively, an increase of $63,000 in gains derived from the sale of loans originated for sale to various investors and a $2,000 increase in other income for the comparative six month time periods, partially offset by a $56,000 loss on sale of loans in the current period as the Bank, after a risk assessment of the loan portfolio, decided to sell an underperforming portion of the loan portfolio at a slight discount and redeploy that cash flow to commercial real estate loans.

Total operating expenses increased by $1.7 million or 73.9% to $4.0 million for the six months ended June 30, 2004 from $2.3 million for the six months ended June 30, 2003. The increase in the six-month period in 2004 was primarily due to an increase of

$821,000 in salaries and employee benefits expense to $2.0 million for the six months ended June 30, 2004 from $1.2 million for the six months ended June 30, 2003 as the Bank had a total of 78 full-time equivalent employees staffing three offices at June 30, 2004 as compared to 57 full-time equivalent employees staffing two offices at June 30, 2003. Equipment expense increased $286,000 to $711,000 for the six months ended June 30, 2004 from $425,000 for the six months ended June 30, 2003. The primary component of this expense is data service provider expense which increases with the growth of the Bank's balance sheet. Occupancy expense increased by $147,000 to $323,000 for the six months ended June 30, 2004 from $176,000 for the six months ended June 30, 2003 as the Bank is incurring higher costs for the three facilities currently operational. Advertising expense decreased $11,000 to $51,000 for the six months ended June 30, 2004 from $62,000 for the six months ended June 30, 2003. Other non-interest expense increased by $451,000 to $901,000 for the six months ended June 30, 2004 from $456,000 for the six months ended June 30, 2003. Other non-interest expense is comprised of director fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The increase in other non-interest expense is primarily attributable to increased legal, professional and shareholder relation expense as, during the six months ended June 30, 2004, the Bank incurred expenses associated with a proxy contest initiated by an opposing slate of directors.

Income tax expense increased $226,000 to $983,000 for the six months ended June 30, 2004 from $757,000 for the six months ended June 30, 2003 reflecting increased pre-tax income earned during the current six months ended June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the Bank's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2004. Assumptions have been made by the Bank relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Bank's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 and 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2004. The following sets forth the Bank's NPV as of March 31, 2004.

Change in     Net Portfolio   $ Change from   %Change from      NPV as a % of Assets
                                                                --------------------
Calculation      Value             PAR            PAR            NPV Ratio   Change
-----------      -----             ---            ---            ------------------
+300bp        $ 29,919        $ (10,132)          -25.30%        9.82%      -188 bps
+200bp          33,251           (6,800)          -16.98        10.50       -120 bps
+100bp          36,795           (3,256)           -8.13        11.17        -53 bps
 PAR            40,052           ------          -------        11.70       ---- bps
-100bp          45,342            5,290            13.21        12.97        127 bps

bp -- basis points

The Table above indicates that at March 31, 2004, in the event of a 100 basis point decrease in interest rates, we would experience a 13.21% increase in NPV. In the event of a 100 basis point increase in interest rates, we would experience an 8.13% decrease in NPV.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND STOCK
        REPURCHASES

Securities sold within the past three years without registering the securities under the Securities Act of 1933

The Company has not sold any securities during the past three years. In connection with the Plan of Acquisition completed on May 1, 2003 the Bank reorganized into the holding company form of ownership and each share of Bank common stock became a share of Company common stock. No new capital was received in the reorganization. Lastly, during the last six months the Company did not engage in any stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Bank's Annual Meeting of Shareholders occurred on May 11, 2004. At this meeting there were two items put to a vote of security holders; Election of Directors and the Ratification of the Independent Auditors. The number of shares outstanding was 2,394,319, the number of shares entitled to vote was 2,394,319 and the number of shares present at the meeting or by proxy was 2,246,445.

       1. The vote with respect to the election of ten directors was as follows:


NAME                         FOR         WITHHELD   ABSTAIN
----                         ---         --------   -------
Robert Ballance              1,362,025      733      5,724
Judith Q. Bielan             1,361,359    1,399      5,724
Joseph Brogan                1,362,025      733      5,724
James E. Collins             1,362,025      733      5,724
Thomas M. Coughlin           1,362,025      733      5,724
Mark D. Hogan                1,362,025      733      5,724
Joseph Lyga                  1,362,025      733      5,724
Donald Mindiak               1,362,025      733      5,724
Alexander Pasiechnik         1,362,025      733      5,724
Dr. August Pellegrini, Jr.   1,362,025      733      5,724




Donald S. Cymbor               876,753    1,210        -0-
Robert G. Doria                876,753    1,210        -0-
Phyllis W. Garelick            876,753    1,210        -0-
John J. Hughes                 876,753    1,210        -0-
Gary R. Maita                  876,753    1,210        -0-
H. Mickey McCabe               876,753    1,210        -0-
Kenneth R. Poesl               876,753    1,210        -0-
Joseph Tagliareni              876,753    1,210        -0-
Susan Ferraro                  876,753    1,210        -0-
Virginia Boele Kemp            876,753    1,210        -0-

       2. The vote with respect to the ratification of Radics & Co., LLC as Independent Auditors for the Company for the year ending December 31, 2004 was:

                         FOR      AGAINST   ABSTAIN
                         ---      -------   -------
                      2,234,274    2,643     9,528

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

                                 BCB Bancorp Inc.



Date: August 9, 2004             By: /s/ Donald Mindiak
                                     ------------------
                                     Donald Mindiak
                                     President & Chief Executive Officer



Date: August 9, 2004             By: /s/ Thomas Coughlin
                                     -------------------
                                     Thomas Coughlin
                                     CFO/COO