Form 10-Q
period 2004-09-30
BCB BANCORP INC
filed 2004-10-25
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number: 0-50275

BCB Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	26-0065262
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

104-110 Avenue C Bayonne, New Jersey	07002
(Address of principal executive offices)	(Zip Code)

(201) 823-0700
(Registrant’s telephone number, including area code)

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

|_| Yes |X| No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

|_| Yes |_| No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 22, 2004, BCB Bancorp, Inc., had 2,394,319 shares of common stock with no par value issued and outstanding.

BCB BANCORP INC., AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENT

BCB BANCORP INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition at
September 30, 2004 and December 31, 2003
(Unaudited)
(in thousands except for share data )

	At 30-Sep-04	At 31-Dec-03

ASSETS

Cash and amounts due from depository institutions	$2,809	$2,895
Interest-earning deposits	14,045	8,891

Total cash and cash equivalents	16,854	11,786

Securities held to maturity	120,929	90,313
Loans receivable, net	234,668	188,786
Premises and equipment	5,740	5,704
Federal Home Loan Bank of New York stock	1,250	1,250
Interest receivable, net	2,350	1,856
Deferred income taxes	753	697
Other assets	607	284

Total assets	383,151	$300,676

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits	328,334	$253,650
Borrowed Money	25,000	25,000
Trust Preferred Borrowing	4,124	—
Other Liabilities	947	859

Total Liabilities	358,405	279,509

STOCKHOLDERS’ EQUITY
Common Stock, $0.10 stated value: 10,000,000 shares
authorized, 2,394,319 and 2,296,984 shares issued
and outstanding	239	230
Additional paid-in capital	27,541	26,484
Accumulated deficit	(3,034)	(5,547)

Total stockholders’ equity	24,746	21,167

Total liabilities and stockholders’ equity	$383,151	$300,676

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARY
Consolidated Statements of Income
For the three and nine months ended
September 30, 2004 and September 30, 2003
(Unaudited)
(in thousands except for per share data)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003

Interest income:
Loans	$3,824	$2,796	10,706	7,690
Securities	1,520	772	4,228	2,243
Other interest-earning assets	51	18	121	74

Total interest income	5,395	3,586	15,055	10,007

Interest expense:
Deposits:
Demand	95	69	246	178
Savings and club	1,023	819	2,905	2,354
Certificates of deposit	582	214	1,512	518

	1,700	1,102	4,663	3,050

Borrowed money	136	—	327	—

Total interest expense	1,836	1,102	4,990	3,050

Net interest income	3,559	2,484	10,065	6,957
Provision for loan losses	90	210	440	660

Net interest income, after provision for loan losses	3,469	2,274	9,625	6,297

Non-interest income:
Fees and service charges	137	90	407	257
Gain on sales of loans originated for sale	46	39	109	39
Gain (loss) on sales of loans	—		(56)
Other	6	4	17	13

Total non-interest income	189	133	477	309

Non-interest expense:
Salaries and employee benefits	1,039	755	3,038	1,933
Occupancy expense of premises	175	101	498	277
Equipment	365	237	1,076	662
Advertising	48	41	100	103
Other	296	281	1,202	737

Total non-interest expense	1,923	1,415	5,914	3,712

Income before income tax provision	1,735	992	4,188	2,894
Income tax provision	692	396	1,675	1,153

Net Income	$1,043	$596	$2,513	$1,741

Net Income per common share-basic and diluted
basic	$0.44	$0.26	$1.06	$0.76

diluted	$0.42	$0.25	$1.01	$0.74

Weighted average number of common shares outstanding-
basic	2,394	2,297	2,370	2,297

diluted	2,455	2,365	2,477	2,366

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended September 30, 2004
(Unaudited)
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2003	$230	$26,484	$(5,547)	$21,167

Exercise of Stock Options	9	1,057		1,066

Net income for the nine months ended
September 30, 2004	—	—	2,513	2,513

Balance, September 30, 2004	$239	$27,541	$(3,034)	$24,746

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Nine months ended
September 30, 2004 and 2003
(Unaudited)
(in thousands)

	Nine Months Ended SEPT. 30,
	2004	2003
Cash flows from operating activities :
Net Income	$2,513	$1,741
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	255	96
Amortization and accretion, net	(179)	(166)
Provision for loan losses	440	660
Deferred income tax	(56)	(255)
Loans originated for sale	(9,594)
Proceeds from sale of loans originated for sale	9,703
(Gain) on sale of loans originated for sale	(109)	—
Loss on sale of non-performing loans	56
(Increase) in interest receivable	(494)	(130)
(Increase) Decrease in other assets	(323)	5
Increase (Decrease) in accrued interest payable	122	(14)
(Decrease) in other liabilities	(34)	(9)

Net cash provided by operating activities	2,300	1,928

Cash flows from investing activities:
Purchase of FHLB stock	—	(136)
Purchases of securities held to maturity	(45,368)	(46,468)
Proceeds from call of security held to maturity	9,500	20,000
Proceeds from repayments on securities held to maturity	5,177	13,756
Proceeds from sale of non-performing loans	1,072
Net (increase) in loans receivable	(47,196)	(44,651)
Additions to premises and equipment	(291)	(2,671)

Net cash (used in) investing activities	(77,106)	(60,170)

Cash flows from financing activities:
Net increase in deposits	74,684	68,084
Stock options exercised	1,066	—
Net proceeds from trust preferred bond	4,124	—

Net cash provided by financing activities	79,874	68,084

Net increase in cash and cash equivalents	5,068	9,842
Cash and cash equivalents-begininng	11,786	5,144

Cash and cash equivalents-ending	$16,854	$14,986

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,845	$1,323

Interest	4,868	3,064

See accompanying notes to consolidated financial statements.

BCB Bancorp Inc., and Subsidiary
Notes to Unaudited Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (“the Company”) and the Company’s wholly owned subsidiary, Bayonne Community Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2004 or any other future interim period.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 — EARNINGS PER SHARE

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share utilizes reported net income as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities.

NOTE 3 — SIGNIFICANT EVENTS

In June 2004, the Company participated in the issuance of a Pooled Trust Preferred Security in the amount of $4.1 million. The primary purpose for the Company’s participation in the issuance of this instrument was an effort to augment capital including Tier 1 capital, thereby allowing additional growth of the Company’s assets without diluting present shareholder percentage ownership.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $82.5 million or 27.4% to $383.2 million at September 30, 2004 from $300.7 million at December 31, 2003 as the Bank continued to grow through the origination of loans and the purchase of Government Sponsored Enterprise, (GSE), investment securities. Our growth was funded primarily through retail deposit growth and to a lesser extent the proceeds from our pooled trust preferred offering.

Total cash and cash equivalents increased by $5.1 million or 43.0% to $16.9 million at September 30, 2004 from $11.8 million at December 31, 2003 and reflects the investment of retail deposits and repayments and prepayments in the loan and mortgage backed security portfolios. Subsequent to the quarter end, a portion of these funds were used to fund loan originations and investment security purchases. Investment securities held-to-maturity increased by $30.6 million or 33.9% to $120.9 million at September 30, 2004 from $90.3 million at December 31, 2003. The increase was primarily attributable to purchases of $17.5 million of callable agency securities and $27.9 million of mortgage backed securities, partially offset by calls exercised on $9.5 million of callable agency securities and mortgage backed security repayments and prepayments of $5.2 million during the nine months ended September 30, 2004.

Loans receivable increased by $45.9 million or 24.3% to $234.7 million at September 30, 2004 from $188.8 million at December 31, 2003. The increase resulted primarily from a $33.0 million increase in real estate mortgages comprising residential, commercial and construction loans, net of amortization, an $8.8 million increase in loan participations with other financial institutions, net of amortization, and a $4.6 million increase in consumer loans, net of amortization, partially offset by a $440,000 provision recorded in the allowance for loan losses. At September 30, 2004, the allowance for loan losses was $2.4 million.

Deposit liabilities increased by $74.6 million or 29.4% to $328.3 million at September 30, 2004 from $253.7 million at December 31, 2003. The increase resulted primarily from an increase during the nine months ended September 30, 2004 of $26.8 million in savings and club accounts, an increase of $33.5 million in time deposit accounts and a $14.3 million increase in demand deposits. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products.

Other borrowings increased by $4.1 million primarily as the result of the issuance of a $4.1 million Pooled Trust Preferred Security in an effort to augment capital thereby allowing additional balance sheet growth without diluting present shareholder percentage ownership.

Stockholders’ equity increased by $3.5 million or 16.9% to $24.7 million at September 30, 2004 from $21.2 million at December 31, 2003. The increase was primarily attributable to the cash received from the exercise of options by directors, officers and employees of Bayonne Community Bank totaling $1.1 million and net income for the nine months ended September 30, 2004 of $2.5 million. At September 30, 2004 the Company’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 7.70%, 11.04% and 11.95% respectively.

Results of Operations
Three Months

Net income increased by $447,000 or 75.0% to $1.04 million for the three months ended September 30, 2004 from $596,000 for the three months ended September 30, 2003. The increase in net income is due to increases in net interest income and non-interest income and a decrease in the provision for loan losses partially offset by increases in non-interest expense and income taxes. Net interest income increased by $1.08 million or 43.3% to $3.56 million for the three months ended September 30, 2004 from $2.48 million for the three months ended September 30, 2003. This increase resulted primarily from an increase in average net interest earning assets of $5.9 million or 18.9% to $37.1 million for the three months ended September 30, 2004 from $31.2 million for the three months ended September 30, 2003 partially offset by a decrease in the net interest margin to 3.92% for the three months ended September 30, 2004 from 4.28% for the three months ended September 30, 2003.

Interest income on loans receivable increased by $1.0 million or 36.8% to $3.8 million for the three months ended September 30, 2004 from $2.8 million for the three months ended September 30, 2003. The increase was primarily attributable to an increase in average loans receivable of $64.7 million or 39.7% to $227.6 million for the three months ended September 30, 2004 from $162.9 million for the three months ended September 30, 2003, partially offset by a decrease in the average yield on loans receivable to 6.72% for the three months ended September 30, 2004 from 6.87% for the three months ended September 30, 2003. The increase in average loans reflects the growth of the Bank’s asset base and management’s philosophy to deploy funds in higher yielding assets, specifically commercial real estate loans. The decrease in average yield reflects the lower interest rate environment for long term interest rates in 2004 as compared to 2003.

Interest income on securities held-to-maturity increased by $748,000 or 96.9% to $1.5 million for the three months ended September 30, 2004 from $772,000 for the three months ended September 30, 2003. The increase was primarily due to an increase in the average balance of investment securities held-to-maturity of $55.5 million or 94.2% to $114.4 million for the three months ended September 30, 2004 from $58.9 million for the three months ended September 30, 2003 as well as an increase in the average yield on investment securities held-to-maturity to 5.32% for the three months ended September 30, 2004 from 5.25% for the three months ended September 30, 2003. The increase in average yield reflects management’s decision to invest in intermediate and longer term securities whose yields are generally higher than shorter term issues. The increase in average balance reflects management’s philosophy to deploy funds in higher yielding instruments in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $33,000 or 183.3% to $51,000 for the three months ended September 30, 2004 from $18,000 for the three months ended September 30, 2003. This increase was primarily due to an increase in the average balance of other interest-earning assets of $10.9 million or 104.8% to $21.3 million for the three months ended September 30, 2004 from $10.4 million for the three months ended September 30, 2003 partially offset by an increase in the average yield on other interest-earning assets to 0.96% for the three months ended September 30, 2004 from 0.69% for the three months ended September 30, 2003. The increase in the average balance reflects management’s philosophy to forego current income in lower yielding short-term investments and maintain higher levels of liquidity to fund the Bank’s loan pipeline and the increase in average yield reflects the higher short-term interest rate environment during the three month period ended September 30, 2004 as compared to the three months ended September 30, 2003.

Total interest expense increased by $734,000 or 66.6% to $1.84 million for the three months ended September 30, 2004 from $1.10 million for the three months ended September 30, 2003. The increase resulted primarily from an increase in average interest bearing liabilities of $125.2 million or 62.3% to $326.1 million for the three months ended September 30, 2004 from $200.9 million for the three months ended September 30, 2003, and an increase in the average cost of interest bearing liabilities to 2.25% for the three months ended September 30, 2004 from 2.20% for the three months ended September 30, 2003.

The provision for loan losses totaled $90,000 and $210,000 for the three-month periods ended September 30, 2004 and 2003, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are possible and estimable. During the three months ended September 30, 2004, the Bank did not charge off any loans and recorded $35,000 in recoveries of loans previously charged off. There were no charge-offs or recoveries in the three months ended September 30, 2003. The Bank had non-performing loans totaling $945,000 or 0.40% of gross loans at September 30, 2004, $386,000 or 0.17% of gross loans at June 30, 2004 and $67,000 or 0.04% of gross loans at September 30, 2003. The allowance for loan losses stood at $2.4 million or 1.00% of gross loans at September 30, 2004, $2.2 million or 1.01% of gross loans at June 30, 2004 and $1.9 million or 1.13% of gross loans at September 30, 2003. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2004, June 30, 2004 and September 30, 2003.

Total non-interest income increased by $56,000 or 42.1% to $189,000 for the three months ended September 30, 2004 from $133,000 for the three months ended September 30, 2003. The increase in non-interest income resulted primarily from a $47,000 increase in fees and service charges to $137,000 from $90,000 for the quarters ended September 30, 2004 and 2003, an increase of $7,000 to $46,000 for the three months ended September 30, 2004 from $39,000 for the three months ended September 30, 2003 in gains derived from the sale of loans originated for sale to various investors and a $2,000 increase in other income for the comparative three month time periods.

Total non-interest expenses increased by $508,000 or 35.9% to $1.9 million for the three months ended September 30, 2004 from $1.4 million for the three months ended September 30, 2003. The increase in the three-month period in 2004 was primarily due to an increase of $284,000 in salaries and employee benefits expense to $1.04 million for the three months ended September 30, 2004 from $755,000 for the three months ended September 30, 2003 due to normal salary increases and increased personnel levels. The Bank had a total of 76 full-time equivalent employees staffing three offices at September 30, 2004 as compared to 61 full-time equivalent employees staffing two offices at September 30, 2003. Equipment expense increased $128,000 to $365,000 for the three months ended September 30, 2004 from $237,000 for the three months ended September 30, 2003. The primary component of this expense represents data service provider expense which increases with the asset growth of the Bank. Occupancy expense increased by $74,000 to $175,000 for the three months ended September 30, 2004 from $101,000 for the three months ended September 30, 2003 as the Bank is incurring higher costs for the three facilities currently operational. Advertising expense increased $7,000 to $48,000 for the three months ended September 30, 2004 from $41,000 for the three months ended September 30, 2003. Other non-interest expense increased by $15,000 to $296,000 for the three months ended September 30, 2004 from $281,000 for the three months ended September 30, 2003. Other non-interest expense is comprised of stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $296,000 to $692,000 for the three months ended September 30, 2004 from $396,000 for the three months ended September 30, 2003 reflecting increased income earned during the three months ended September 30, 2004.

Results of Operations
Nine Months

Net income increased by $772,000 or 44.3% to $2.5 million for the nine months ended September 30, 2004 from $1.7 million for the nine months ended September 30, 2003. The increase in net income is due to increases in net interest income and non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and income taxes. Net interest income increased by $3.1 million or 44.7% to $10.1 million for the nine months ended September 30, 2004 from $7.0 million for the nine months ended September 30, 2003. This increase resulted primarily from an increase in average net interest earning assets of $3.3 million or 10.3% to $35.2 million for the nine months ended September 30, 2004 from $31.9 million for the nine months ended September 30, 2003 partially offset by a decrease in the net interest margin to 3.97% for the nine months ended September 30, 2004 from 4.39% for the nine months ended September 30, 2003.

Interest income on loans receivable increased by $3.0 million or 39.2% to $10.7 million for the nine months ended September 30, 2004 from $7.7 million for the nine months ended September 30, 2003. The increase was primarily attributable to an increase in average loans receivable of $66.9 million or 45.6% to $213.5 million for the nine months ended September 30, 2004 from $146.6 million for the nine months ended September 30, 2003, partially offset by a decrease in the average yield on loans receivable to 6.68% for the nine months ended September 30, 2004 from 6.99% for the nine months ended September 30, 2003. The increase in average loans reflects management’s philosophy to deploy funds in higher yielding instruments, specifically commercial real estate, in an effort to achieve higher returns. The decrease in average yield reflects the cumulative effect of a lower long-term interest rate environment over the last twelve months.

Interest income on securities held-to-maturity increased by $2.0 million or 88.5% to $4.2 million for the nine months ended September 30, 2004 from $2.2 million for the nine months ended September 30, 2003. The increase was primarily due to an increase in the average balance of investment securities held-to-maturity of $50.7 million or 93.9% to $104.7 million for the nine months ended September 30, 2004 from $54.0 million for the nine months ended September 30, 2003 partially offset by a decrease in the average yield on securities held-to-maturity to 5.39% for the nine months ended September 30, 2004 from 5.54% for the nine months ended September 30, 2003. The increase in the average balance reflects management’s philosophy to deploy funds in lower risk investments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns. The decrease in average yield reflects the cumulative effect of a lower long-term interest rate environment over the last twelve months.

Interest income on other interest-earning assets increased by $47,000 or 63.5% to $121,000 for the nine months ended September 30, 2004 from $74,000 for the nine months ended September 30, 2003. This increase was primarily due to an increase in the average balance of other interest-earning assets of $8.7 million or 81.3% to $19.4 million for the nine months ended September 30, 2004 from $10.7 million for the nine months ended September 30, 2003 partially offset by a decrease in the average yield on other interest-earning assets to 0.83% for the nine months ended September 30, 2004 from 0.92% for the nine months ended September 30, 2003. The increase in the average balance reflects management’s philosophy to forego current income in lower yielding short-term investments and maintain higher levels of liquidity to fund the Bank’s loan pipeline and the decrease in average yield reflects the lower short-term composite interest rate environment during the nine month period ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Total interest expense increased by $1.94 million or 63.6% to $4.99 million for the nine months ended September 30, 2004 from $3.05 million for the nine months ended September 30, 2003. The increase resulted primarily from an increase in average interest bearing liabilities of $122.9 million or 68.5% to $302.4 million for the nine months ended September 30, 2004 from $179.5 million for the nine months ended September 30, 2003, partially offset by a decrease in the average cost of interest bearing liabilities to 2.20% for the nine months ended September 30, 2004 from 2.27% for the nine months ended September 30, 2003.

The provision for loan losses totaled $440,000 and $660,000 for the nine-month periods ended September 30, 2004 and 2003, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are possible and estimable. During the nine months ended September 30, 2004, the Bank recorded $219,000 in loan charge-offs related to the foreclosure of five loans, which were resolved by the Bank taking ownership of the underlying loan collateral, heavy construction equipment, which were recorded in other assets at $371,000. $174,000 of these assets have since been liquidated resulting in recoveries of $35,000. There were no charge-offs or recoveries during the nine months ended September 30, 2003. The Bank had non-performing loans totaling $945,000 or 0.40% of gross loans at September 30, 2004, $386,000 or 0.17% of gross loans at June 30, 2004 and $67,000 or 0.04% of gross loans at September 30, 2003. The allowance for loan losses stood at $2.4 million or 1.00% of gross loans at September 30, 2004, $2.2 million or 1.01% of gross loans at June 30, 2004 and $1.9 million or 1.13% of gross loans at September 30, 2003. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2004, June 30, 2004 and September 30, 2003.

Total non-interest income increased by $168,000 or 54.4% to $477,000 for the nine months ended September 30, 2004 from $309,000 for the nine months ended September 30, 2003. The increase in non-interest income resulted primarily from a $150,000 increase in fees and service charges to $407,000 from $257,000 for the nine-months ended September 30, 2004 and 2003 respectively, an increase of $70,000 to $109,000 for the nine months ended September 30, 2004 from $39,000 for the nine months ended September 30, 2003, in gains derived from the sale of loans originated for sale to various investors and a $4,000 increase in other income for the comparative nine month time periods, partially offset by a $56,000 loss on sale of loans in the current period as the Bank, after a risk assessment of the loan portfolio, decided to sell an underperforming portion of the loan portfolio at a slight discount and redeploy that cash flow to commercial real estate loans.

Total operating expenses increased by $2.2 million or 59.3% to $5.9 million for the nine months ended September 30, 2004 from $3.7 million for the nine months ended September 30, 2003. The increase in the nine-month period in 2004 was primarily due to an increase of $1.1 million in salaries and employee benefits expense to $3.0 million for the nine months ended September 30, 2004 from $1.9 million for the nine months ended September 30, 2003 primarily due to the growth of the Bank, which began 2003 operating at one location and has expanded to three locations in 2004, necessating significant staffing additions. Equipment expense increased $414,000 to $1.1 million for the nine months ended September 30, 2004 from $662,000 for the nine months ended September 30, 2003. The primary component of this expense is data service provider expense which increases with the growth of the Bank’s balance sheet. Occupancy expense increased by $221,000 to $498,000 for the nine months ended September 30, 2004 from $277,000 for the nine months ended September 30, 2003 as the Bank is incurring higher costs for the three facilities currently operational. Advertising expense decreased $3,000 to $100,000 for the nine months ended September 30, 2004 from $103,000 for the nine months ended September 30, 2003. Other non-interest expense increased by $465,000 to $1.2 million for the nine months ended September 30, 2004 from $737,000 for the nine months ended September 30, 2003. Other non-interest expense is comprised of stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The increase in other non-interest expense is primarily attributable to increased legal, professional and shareholder relation expense as, during the nine months ended September 30, 2004, the Bank incurred expenses associated with a proxy contest initiated by an opposing slate of directors.

Income tax expense increased $522,000 to $1.7 million for the nine months ended September 30, 2004 from $1.2 million for the nine months ended September 30, 2003 reflecting increased income earned during the current nine months ended September 30, 2004.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2004, the latest data for which this information is available. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 and 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2004. The following sets forth the Company’s NPV as of June 30, 2004.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
+300bp	$23,661	$(20,640)	-46.59%	7.32%	-492 bps
+200bp	31,476	(12,824)	-28.95	9.39	-285 bps
+100bp	38,371	(5,930)	-13.39	11.02	-122 bps
PAR	44,300	—	—	12.24	— bps
-100bp	46,874	2,574	5.81	12.57	32 bps

bp – basis points

The table above indicates that at June 30, 2004, in the event of a 100 basis point decrease in interest rates, we would experience a 5.81% increase in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 13.39% decrease in NPV.

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

ITEM 4.

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND STOCK
                REPURCHASES

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On June 17, 2004 the Company sold $4.1 million in debentures in connection with its participation in a pooled trust preferred offering. The proceeds of the offering were used to fund asset growth and qualify as regulatory capital.

The Company has not sold any securities during the past three years. In connection with the Plan of Acquisition completed on May 1, 2003 the Bank reorganized into the holding company form of ownership and each share of Bank common stock became a share of Company common stock. No new capital was received in the reorganization. Lastly, during the last nine months the Company did not engage in any stock repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

Exhibit 31.1 and 31.2 Officers’ Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Date: October 22, 2004	BCB Bancorp Inc. By: /s/ Donald Mindiak —————————————— Donald Mindiak President & Chief Executive Officer

Date: October 22, 2004	By: /s/ Thomas Coughlin —————————————— Thomas Coughlin CFO/COO