Form 10-K
period 2004-12-31
BCB BANCORP INC
filed 2005-03-14
CIK 1228454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                         Commission File Number: 0-50275

                                BCB BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          New Jersey                                    26-0065262
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

 104-110 Avenue C, Bayonne, New Jersey                    07002
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

                                 (201) 823-0700
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

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

YES |_|   NO |X|

      As of June 30, 2004, there were issued and outstanding 2,992,899 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2004, ($14.32) was $33.2 million (adjusted to reflect the five for four stock dividend paid on November 22, 2004).

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2005 Annual Meeting of  Stockholders  (Parts I and
      III).

                                TABLE OF CONTENTS

Item                                                                 Page Number
----                                                                 -----------
ITEM 1.  DESCRIPTION OF BUSINESS ..........................................    1
ITEM 2.  PROPERTIES .......................................................   25
ITEM 3.  LEGAL PROCEEDINGS ................................................   25
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   26
ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCK
         HOLDER MATTERS ...................................................   26
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA ...................   26
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................   28
ITEM 7A. QUALITATIVE AND QUANTITATIVE ANALYSIS OF MARKET RISK .............   42
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................   44
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ..............................   44
ITEM 9A. CONTROLS AND PROCEDURES ..........................................   44
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ..................   44
ITEM 11. EXECUTIVE COMPENSATION ...........................................   45
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT .......................................................   45
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   45
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ...........................   45
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES .......................   45

                                     PART 1
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

BCB Bancorp, Inc.
-----------------

      BCB Bancorp, Inc. is a New Jersey corporation, which on May 1, 2003 became the holding company parent of Bayonne Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is
(201)  823-0700.  At  December  31, 2004 we had $378.3  million in  consolidated assets, $337.2 million in deposits and $26.0 million in consolidated stockholders' equity.

Recent Events
-------------

      During the fiscal year ended December 31, 2004, the Company engaged in several transactions primarily to augment income, expand services and reduce income tax exposure in a concerted effort to increase shareholder value.

      In June 2004, the Company participated in the issuance of a Pooled Trust Preferred Security in the amount of $4.1 million. The Company's participation in the issuance of this security was facilitated by a favorable ruling from the Federal Reserve Bank regarding the Tier 1 Capital treatment of Pooled Trust Preferred Securities. The primary purpose for the Company's participation in the issuance of this instrument was an effort to augment capital thereby allowing additional balance sheet growth without diluting present shareholder percentage ownership.

      The Company established an investment subsidiary during December 2004 for the purpose of investing and reinvesting in securities such as bonds, notes, mortgages and debentures. The subsidiary commenced operations in January 2005. Only those securities that are authorized to be purchased by the Bank will be purchased by the investment subsidiary. The primary benefit of the formation of the investment subsidiary is to affect a tax reduction strategy whereby income realized by the investment subsidiary is taxed at a lower rate than other income generated by the company.

      The Company, through its subsidiary, Bayonne Community Bank, has entered into an agreement with Summit Lending of Hawaii to establish a retail mortgage division for the purposes of originating and subsequently brokering to the secondary market, mortgage product on one-to four-family residences in the State of New Jersey. In so doing the Bank, hence the Company, has the potential to enhance non-interest income through the receipt of fees for the sale of these loans to various approved investors. As a corollary to this transaction, the Company also avoids the incursion of interest rate risk on long-term mortgage product in the present lower rate, long term interest rate environment. It is anticipated that this division will begin its operation in earnest some time during the second half of 2005.

Bayonne Community Bank
----------------------

      Bayonne Community Bank was chartered as a New Jersey bank on October 27, 2000, and we opened for business on November 1, 2000. We operate through three branches in Bayonne, New Jersey and through our executive office located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. Our deposit accounts are insured by the

Federal Deposit Insurance Corporation and we are a member of the Federal Home Loan Bank System.

      We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and invest funds held in deposit accounts at the bank, together with funds generated from operations, in investment securities and loans. We offer our customers:

      o loans, including one- to four-family mortgage loans, home equity loans, construction loans, commercial and multi-family real estate loans, consumer loans and commercial business loans. In recent years the primary growth in our loan portfolio has been in loans secured by commercial real estate and multi-family properties;

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

Market Strategy
---------------

      Our objective is to create a financial institution focused on delivering products and services matched to the customers' needs. A primary focus of our market strategy is to originate loans secured by commercial and multi-family properties. Such loans provide higher returns than loans secured by one- to four-family real estate. As a result of our underwriting practices, including debt service requirements for multi-family loans we believe such loans offer the Bank an opportunity to obtain higher returns while the revenue from the underlying units diversify our risk. We believe that customers are drawn to a locally owned and managed institution that demonstrates an active interest in its customers and their business and personal financial needs.

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

Our Market Area
---------------

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

Competition
-----------

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

Lending Activities
------------------

      Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of our loan portfolio by type of loan and in percentage of the respective portfolio.

                                                                               At December 31,
                                      ----------------------------------------------------------------------------------------------
                                            2004                2003                2002               2001               2000
                                      -----------------   -----------------   -----------------   ----------------   ---------------
                                                                           (Dollars in Thousands)
                                       Amount   Percent    Amount   Percent    Amount   Percent   Amount   Percent   Amount  Percent
                                      --------  -------   --------  -------   --------  -------   -------  -------   ------  -------
Type of loans:
Real estate loans:
  One-to four-family ...............  $ 34,855   13.98%   $ 33,913   17.74%   $ 25,475   20.64%   $ 9,099   20.04%   $  269   18.16%
  Construction .....................    19,209    7.70      10,009    5.24       4,278    3.47      1,241    2.73        --      --
  Home equity ......................    20,629    8.27      16,825    8.80      14,106   11.43      9,374   20.64       360   24.31
  Commercial and multi-family ......   158,755   63.68     115,160   60.25      65,842   53.34     21,883   48.19       750   50.64
Commercial business ................    15,123    6.07      14,048    7.35      12,934   10.48      2,988    6.58        60    4.05
Consumer ...........................       744    0.30       1,183    0.62         800    0.64        826    1.82        42    2.84
                                      --------  ------    --------  ------    --------  ------    -------  ------    ------  ------
    Total ..........................   249,315  100.00%    191,138  100.00%    123,435  100.00%    45,411  100.00%    1,481  100.00%
                                      --------  ======              ======              ======             ======            ======
Less:
Deferred loan (costs) fees, net ....       429                 239                 117                 26                --
Allowance for possible loan losses..     2,506               2,113               1,233                412                30
                                      --------            --------            --------            -------            ------
    Total loans, net ...............  $246,380            $188,786            $122,085            $44,973            $1,451
                                      ========            ========            ========            =======            ======

      Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2004. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. Variable-rate loans are shown as due at the time of repricing. The table does not include prepayments or scheduled principal repayments.

                                             Due after 1
                                Due within     through    Due after
                                  1 Year       5 Years     5 Years        Total
                                ----------   -----------  ---------     --------
                                                 (In Thousands)
One-to four-family ............  $  2,845     $  2,423     $ 29,587     $ 35,855
Construction ..................    18,572          252          385       19,209
Home equity ...................     2,146        1,768       16,715       20,629
Commercial and multi-family ...     3,609       67,382       87,764      158,755
Commercial business ...........    11,194        3,159          770       15,123
Consumer ......................       367          365           12          744
                                 --------     --------     --------     --------
Total amount due ..............  $ 38,733     $ 75,349     $135,233     $249,315
                                 ========     ========     ========     ========

      Loans with Predetermined or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2004 that are due after December 31, 2005, and have predetermined interest rates and that have floating or adjustable interest rates.

                                                      Floating or
                                      Fixed Rates   Adjustable Rates      Total
                                      -----------   ----------------    --------
                                                     (In Thousands)
One- to four-family ............        $ 29,587        $  2,423        $ 32,010
Construction ...................             637              --             637
Home equity ....................          18,483              --          18,483
Commercial and multi-family ....          81,201          73,945         155,146
Commercial business ............           3,586             343           3,929
Consumer .......................             377              --             377
                                        --------        --------        --------
Total amount due ...............        $133,871        $ 76,711        $210,582
                                        ========        ========        ========

      One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance. We originate both fixed rate and adjustable rate loans. One- to four-family loans may have terms of up to 30 years. The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years. We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30 year amortization period. We offer these loans with a fixed rate for the first five years with repricing following every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan. In August 2003, the Bank began to broker for a third party lender one-to four-family residential loans, which were primarily fixed rate loans with terms of 30 years. The Bank's loan brokerage activities permitted the Bank to offer customers longer-term fixed rate loans it would not otherwise originate while providing a source of fee income. During 2004, the Bank brokered $12.0 million in one-to four-family loans and received $136,000 in fee income from the sale of such loans.

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

      Construction Loans. We offer loans to finance the construction of various types of commercial and residential property. We originated $13.1 million of such loans during the year ended December 31, 2004. Construction loans to builders generally are offered with terms of up to eighteen months and interest rates are tied to prime rate plus a margin. These loans generally are offered as adjustable rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. At December 31, 2004, our largest construction loan was our interest in a loan participation where our interest was in the amount of $2.0 million of which $1.8 million was disbursed. This construction loan has been made for the construction of residential properties. At December 31, 2004 this loan was performing in accordance with its terms.

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

      Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years. Our largest commercial loan had a principal balance of $2.6 million at December 31, 2004, and was secured by three professional office buildings. Our largest multi-family loan had a principal balance of $2.2 million at December 31, 2004. Both loans were performing in accordance with their terms on that date.

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

      Commercial Business Loans. Our commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. Our underwriting standards for commercial business loans include a review of the applicant's tax returns, financial statements, credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. Commercial business loans are generally made to small and mid-sized companies located within the state of New Jersey. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. Our largest commercial business loan at December 31, 2004 had a principal balance of $819,000 and was secured by school buses. This loan was guaranteed by the Bayonne Board of Education.

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

      The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                                 Years Ended December 31,
                                                --------------------------------------------------------
                                                  2004        2003        2002        2001        2000
                                                --------    --------    --------    --------    --------
                                                                     (In thousands)
Beginning of period ........................    $191,138    $123,435    $ 45,411    $  1,481    $     --
                                                --------    --------    --------    --------    --------

Originations by Type:
---------------------
   Real estate mortgage:
      One- to four-family residential ......       4,103      22,768      20,000       9,318         250
      Construction .........................      19,326       6,392       2,737         902          --
      Home equity ..........................      14,212       9,393       8,711       9,961         360
      Commercial and multi-family ..........      64,219      62,966      47,676      16,883         750
   Commercial business .....................       8,628       2,544      10,846       3,022          79
   Consumer ................................         284         924         537         973          42
                                                --------    --------    --------    --------    --------
        Total loans originated .............     110,772     104,987      90,507      41,059       1,481
                                                --------    --------    --------    --------    --------

Purchases:
----------
   Real estate mortgage:
      One- to four-family residential ......          --          --          --          --          --
      Construction .........................       4,289       2,223         300         338          --
      Home equity ..........................          --          --          --          --          --
      Commercial and multi-family ..........       8,750       3,207       2,794       5,318          --
   Commercial business .....................          --          --          --          --          --
   Consumer ................................          --          --          --          --          --
                                                --------    --------    --------    --------    --------
        Total loans purchased ..............      12,739       5,430       3,094       5,656          --
                                                --------    --------    --------    --------    --------

Sales:
------
   Real estate mortgage:
      One- to four-family residential ......          --          --          --          --          --
      Construction .........................         959          --          --          --          --
      Home equity ..........................          --          --          --          --          --
   Commercial and multi-family .............         788       3,480       1,599          --          --
   Commercial business .....................       1,128          --          --          --          --
   Consumer ................................          --          --          --          --          --
                                                --------    --------    --------    --------    --------
        Total loans sold ...................       2,875       3,480       1,599          --          --
                                                --------    --------    --------    --------    --------

   Principal repayments ....................      62,459      39,234      13,978       2,785          --
                                                --------    --------    --------    --------    --------
        Total reductions ...................      65,334      42,714      15,577       2,785          --
                                                --------    --------    --------    --------    --------

Increase (decrease) in other items, net ....          --          --          --          --          --
                                                --------    --------    --------    --------    --------
        Net increase .......................      58,177      67,703      78,024      43,930       1,481
                                                --------    --------    --------    --------    --------

        Ending balance .....................    $249,315    $191,138    $123,435    $ 45,411    $  1,481
                                                ========    ========    ========    ========    ========

      Loan Approval Authority and Underwriting. We establish various lending limits for executive management and also maintain a loan committee. The loan committee is comprised of the Chairman of the Board, the President, the Executive Loan Officer and five non-employee members of the Board of Directors. The President or the Executive Loan Officer, together with one other loan officer, have authority to approve applications for real estate loans up to $500,000, other secured loans up to $500,000 and unsecured loans up to $25,000. The loan committee considers all applications in excess of the above lending limits and the entire board of directors ratifies all such loans.

      Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal is required for the underwriting of all one- to four-family loans. We may rely on an estimate of value of real estate performed by our Executive

Loan Officer for home equity loans or lines of credit of up to $250,000. Appraisals are processed by independent fee appraisers.

      An attorney's certificate of title is required on all real estate mortgage loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

      Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2004, our outstanding loan commitments totaled $38.8 million.

Non-performing and Problem Assets
---------------------------------

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

      Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 120 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2004, we had three non-performing loans. The Bank had three other loans which were delinquent 90 days or more. These loans were not classified as non-performing as the borrowers have periodically made principal and interest payments on their respective loans.

      A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one-to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired and a loan is not impaired during a period of delay in payment, if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2004, we did not have any loans deemed to be impaired.

      The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

                                               At December 31, 2004                     At December 31, 2003
                                      --------------------------------------   ---------------------------------------
                                          60-89 Days       90 Days or More         60-89 Days        90 Days or More
                                      ------------------  ------------------   ------------------   ------------------
                                      Number   Principal  Number   Principal   Number   Principal   Number   Principal
                                        of     Balance      of     Balance       of     Balance       of     Balance
                                      Loans    of Loans   Loans    of Loans    Loans    of Loans    Loans    of Loans
                                      ------   ---------  ------   ---------   ------   ---------   ------   ---------
                                                                 (Dollars in thousands)
Real estate mortgage:
---------------------
   One- to four-
     family residential ..........        --    $   --         1    $  173          1    $  103         --    $   --
   Construction ..................        --        --        --        --         --        --         --        --
   Home equity ...................         1        29        --        --         --        --         --        --
   Commercial and multi-family ...        --        --         1       313         --        --         --        --
                                      ------    ------    ------    ------     ------    ------     ------    ------
   Total .........................         1        29         2       486          1       103         --        --

Commercial business ..............         1       123         3       515          3       355          3       386
Consumer .........................        --        --         1         3         --        --         --        --
                                      ------    ------    ------    ------     ------    ------     ------    ------
        Total delinquent loans ...         2    $  152         6    $1,004          4    $  458          3    $  386
                                      ======    ======    ======    ======     ======    ======     ======    ======

Delinquent loans to total loans ..                0.06%               0.40%                0.24%                0.20%
                                                ======              ======               ======               ======

                                               At December 31, 2002                     At December 31, 2001
                                      --------------------------------------   ---------------------------------------
                                          60-89 Days       90 Days or More         60-89 Days        90 Days or More
                                      ------------------  ------------------   ------------------   ------------------
                                      Number   Principal  Number   Principal   Number   Principal   Number   Principal
                                        of     Balance      of     Balance       of     Balance       of     Balance
                                      Loans    of Loans   Loans    of Loans    Loans    of Loans    Loans    of Loans
                                      ------   ---------  ------   ---------   ------   ---------   ------   ---------
                                                                 (Dollars in thousands)
Real estate mortgage:
---------------------
   One- to four-
     family residential ..........        --    $   --        --    $   --         --    $   --         --    $   --
   Construction ..................        --        --        --        --         --        --         --        --
   Home equity ...................        --        --        --        --         --        --         --        --
   Commercial and multi-family ...        --        --        --        --         --        --         --        --
                                      ------    ------    ------    ------     ------    ------     ------    ------
   Total .........................        --        --        --        --         --        --         --        --

Commercial business ..............        --        --         1        67          1        12         --        --
Consumer .........................        --        --        --        --          3        14         --        --
                                      ------    ------    ------    ------     ------    ------     ------    ------
        Total delinquent loans ...        --    $   --         1    $   67          4    $   26         --    $   --
                                      ======    ======    ======    ======     ======    ======     ======    ======

Delinquent loans to total loans ..                  --%               0.05%                0.06%                  --%
                                                ======              ======               ======               ======

                                              At December 31, 2000 (1)
                                      --------------------------------------
                                          60-89 Days       90 Days or More
                                      ------------------  ------------------
                                      Number   Principal  Number   Principal
                                        of     Balance      of     Balance
                                      Loans    of Loans   Loans    of Loans
                                      ------   ---------  ------   ---------
                                             (Dollars in thousands)
Real estate mortgage:
---------------------
   One- to four-
     family residential ..........        --    $   --        --    $   --
   Construction ..................        --        --        --        --
   Home equity ...................        --        --        --        --
   Commercial and multi-family ...        --        --        --        --
                                      ------    ------    ------    ------
   Total .........................        --        --        --        --

Commercial business ..............        --        --        --        --
Consumer .........................        --        --        --        --
                                      ------    ------    ------    ------
        Total delinquent loans ...        --    $   --        --    $   --
                                      ======    ======    ======    ======

Delinquent loans to total loans ..                 --%                 --%
                                                ======              ======

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

                                                                    At December 31,
                                                   -------------------------------------------------
                                                    2004       2003       2002       2001      2000
                                                   ------     ------     ------     ------    ------
                                                                 (Dollars in thousands)
Non-accruing loans:
-------------------
   One- to four-family residential ............    $  173     $   --     $   --     $   --    $   --
   Construction ...............................        --         --         --         --        --
   Home equity ................................        --         --         --         --        --
   Commercial and multi-family ................       313         67         67         --        --
   Commercial business ........................        67         --         --         --        --
   Consumer ...................................        --         --         --         --        --
                                                   ------     ------     ------     ------    ------
      Total ...................................       553         67         67         --        --
                                                   ------     ------     ------     ------    ------

Accruing loans delinquent more than 90 days:
--------------------------------------------
   One- to four-family residential ............        --         --         --         --        --
   Construction ...............................        --         --         --         --        --
   Home equity ................................        --         --         --         --        --
   Commercial and multi-family ................        --        319         --         --        --
   Commercial business ........................       448         --         --         --        --
   Consumer ...................................         3         --         --         --        --
                                                   ------     ------     ------     ------    ------
      Total ...................................       451        319         --         --        --
                                                   ------     ------     ------     ------    ------

Total non-performing loans ....................     1,004        386         67         --        --
Foreclosed assets .............................         6         --         --         --        --
                                                   ------     ------     ------     ------    ------

Total non-performing assets ...................    $1,010     $  386     $   67     $   --    $   --
                                                   ======     ======     ======     ======    ======
Total non-performing assets as a percentage
  of total assets .............................      0.27%      0.13%      0.04%        --%       --%
                                                   ======     ======     ======     ======    ======
Total non-performing loans as a percent
  of total loans ..............................      0.40%      0.20%      0.05%        --%       --%
                                                   ======     ======     ======     ======    ======

      For the year ended December 31, 2004, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $43,000. We received and recorded $29,000 in interest income for such loans for the year ended December 31, 2004.

      The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                         Years Ended December 31,
                                                            -------------------------------------------------
                                                             2004       2003      2002       2001     2000(1)
                                                            ------     ------    ------     ------    -------
                                                                         (Dollars in thousands)
Balance at beginning of period .........................    $2,113     $1,233    $  412     $   30    $   --
                                                            ------     ------    ------     ------    ------

Charge-offs:
------------
   One- to four-family residential .....................        --         --        --         --        --
   Construction ........................................        --         --        --         --        --
   Home equity .........................................        --         --        --         --        --
   Commercial and multi-family .........................        --         --        --         --        --
   Commercial business .................................       332         --        10         --        --
   Consumer ............................................        --         --        12         --        --
                                                            ------     ------    ------     ------    ------
Total charge-offs ......................................       332         --        22         --        --
                                                            ------     ------    ------     ------    ------

Recoveries .............................................        35         --        --         --        --
                                                            ------     ------    ------     ------    ------
Net charge-offs ........................................       297         --        22         --        --
                                                            ------     ------    ------     ------    ------
Provisions charged to operations .......................       690        880       843        382        30
                                                            ------     ------    ------     ------    ------
Ending balance .........................................    $2,506     $2,113    $1,233     $  412    $   30
                                                            ======     ======    ======     ======    ======

Ratio of non-performing assets to total assets at the
   end of period .......................................      0.27%      0.13%     0.04%        --%       --%
                                                            ======     ======    ======     ======    ======

Ratio of net charge-offs during the period to loans
   outstanding during the period .......................      0.13%        --%     0.03%        --%       --%
                                                            ======     ======    ======     ======    ======

Ratio of net charge-offs during the period to non-
   performing loans ....................................     29.58%        --%    32.84%        --%       --%
                                                            ======     ======    ======     ======    ======

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

      When we classify problem assets as either substandard we may establish general allowances for loan losses in an amount deemed prudent by management.
General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as loss, we establish a specific allowance for losses equal to 100% of that portion of the asset so classified or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2004, we had $2.5 million in assets classified as substandard and $854,000 in assets classified as special mention. The loans classified as substandard represent primarily commercial loans secured either by commercial real estate ($1.7 million) or heavy equipment ($700,000). These loans have been classified substandard primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

                                                                        At December 31,
                            -------------------------------------------------------------------------------------------------------
                                   2004                 2003                 2002                 2001                 2000
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                    Percent of           Percent of           Percent of           Percent of           Percent of
                                     Loans in             Loans in             Loans in             Loans in             Loans in
                                       each                 each                 each                 each                 each
                                    Category in          Category in          Category in          Category in          Category in
                            Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                            ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                   (Dollars in Thousands)
Type of loan:
  One- to four-family ..... $   78     13.98%    $  105     17.74%    $   64     20.64%    $   52     20.04%    $    5     18.16%
  Construction ............    217      7.70        125      5.24         53      3.47         16      2.73         --        --
  Home equity .............     82      8.27         50      8.80         64     11.43         70     20.64          6     24.31
  Commercial and
    multi-family ..........  1,669     63.68      1,178     60.25        658     53.34        225     48.19         15     50.64
  Commercial business .....    444      6.07        649      7.35        376     10.48         33      6.58          2      4.05
  Consumer ................     16      0.30          6      0.62         18      0.64         16      1.82          2      2.84
                            ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
    Total ................. $2,506    100.00%    $2,113    100.00%    $1,233    100.00%    $  412    100.00%    $   30    100.00%
                            ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

      Allowance for Loan Losses. The following table sets forth information with respect to our allowance for loan losses:

                                           At or for          At or for          At or for          At or for          At or for
                                         the year ended     the year ended     the year ended     the year ended     the year ended
                                       December 31, 2004  December 31, 2003  December 31, 2002  December 31, 2001  December 31, 2000
                                       -----------------  -----------------  -----------------  -----------------  -----------------
                                                                           (Dollars in Thousands)
Total loans outstanding .............      $ 249,315          $ 191,138          $ 123,435          $  45,411          $   1,481
                                           =========          =========          =========          =========          =========
Average loans outstanding ...........      $ 221,257          $ 155,145          $  83,734          $  19,129          $     741
                                           =========          =========          =========          =========          =========
Allowance balance at beginning of
period ..............................      $   2,113          $   1,233          $     412          $      30          $      --
                                           ---------          ---------          ---------          ---------          ---------

Provision:
Real estate loans ...................            588                619                476                337                 26
Commercial business .................             92                273                353                 31                  2
Consumer ............................             10                (12)                14                 14                  2
                                           ---------          ---------          ---------          ---------          ---------
  Total provision ...................            690                880                843                382                 30
                                           ---------          ---------          ---------          ---------          ---------
Charge-offs:
Real estate loans ...................             --                 --                 --                 --                 --
Commercial business .................            332                 --                 10                 --                 --
Consumer ............................             --                 --                 12                 --                 --
                                           ---------          ---------          ---------          ---------          ---------
  Total charge-offs .................            332                 --                 22                 --                 --
                                           ---------          ---------          ---------          ---------          ---------
Recoveries:
Real estate loans ...................             --                 --                 --                 --                 --
Commercial business .................             35                 --                 --                 --                 --
Consumer ............................             --                 --                 --                 --                 --
                                           ---------          ---------          ---------          ---------          ---------
  Total recoveries ..................             35                 --                 --                 --                 --
                                           ---------          ---------          ---------          ---------          ---------

Allowance balances at end of period .      $   2,506          $   2,113          $   1,233          $     412          $      30
                                           =========          =========          =========          =========          =========
Allowance for loan losses as a
percent of total loans outstanding ..           1.01%              1.11%              1.00%              0.91%              2.03%
                                           =========          =========          =========          =========          =========
Net loans charged off as percent of
average loans outstanding ...........           0.13%                --%              0.03%                --%                --%
                                           =========          =========          =========          =========          =========

Investment Activities
---------------------

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

      Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2004, we had $117.0 million of securities classified as "held to maturity," and no securities classified as available for sale or trading. Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2004, our securities classified as held-to-maturity had a market value of $117.1 million. Changes in the market value of classified as securities held-to-maturity do not affect our income. Management has the intent and we have the ability to hold securities classified as held to maturity.

      At December 31, 2004, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and
(iv) certificates of deposit. The board of directors may authorize additional investments. At December 31, 2004 our U.S. Government agency securities totaled $78.0 million, all of which were classified as held to maturity and which primarily consisted of callable securities issued by federally sponsored agencies.

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

      Securities Portfolio. The following table sets forth the carrying value of our securities portfolio and Federal funds at the dates indicated.

                                                         At December 31,
                                                --------------------------------
                                                  2004        2003        2002
                                                --------    --------    --------
                                                         (In Thousands)
Securities held to maturity:
  U.S. Government and Agency securities ....    $ 78,020    $ 71,982    $ 21,989
  Mortgage-backed securities ...............      39,016      18,331      28,613
                                                --------    --------    --------
     Total securities held to maturity .....     117,036      90,313      50,602
Money market funds .........................          --       6,000       2,000
FHLB stock .................................         944       1,250         760
                                                --------    --------    --------
Total investment securities ................    $117,980    $ 97,563    $ 53,362
                                                ========    ========    ========

      The following table shows our securities held to maturity purchase, sale and repayment activities for the periods indicated.

                                                   Years Ended December 31,
                                                -----------------------------
                                                  2004       2003       2002
                                                -------    -------    -------
                                                        (In thousands)

Purchases:
   Fixed-rate ..............................    $75,823    $75,947    $27,092
                                                -------    -------    -------
     Total purchases .......................    $75,823    $75,947    $27,092
                                                -------    -------    -------

Sales:
   Fixed-rate ..............................    $    --    $    --    $ 1,989(1)
                                                -------    -------    -------
     Total sales ...........................    $    --    $    --    $ 1,989
                                                -------    -------    -------

Principal Repayments:
   Repayment of principal ..................    $49,112    $36,282    $13,077
                                                -------    -------    -------
   Increase in other items, net ............         12         46         14
                                                -------    -------    -------
     Net increases .........................    $26,723    $39,711    $12,040
                                                =======    =======    =======

----------
(1) Consists of a Fannie Mae mortgage-backed security designated as available for sale, sold during the year ended December 31, 2002.

      Maturities of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank's securities portfolio at December 31, 2004 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                          As of December 31, 2004
                                     -----------------------------------------------------------------
                                                                 More than          More than five to
                                       Within one year       One to five years          ten years
                                     -------------------    -------------------    -------------------
                                     Carrying    Average    Carrying    Average    Carrying    Average
                                       Value      Yield       Value      Yield       Value      Yield
                                     --------    -------    --------    -------    --------    -------
                                                          (Dollars in Thousands)
U.S. government agency
  securities .....................   $     --       --%     $  7,499     4.17%     $ 29,228     4.73%
Mortgage-backed securities .......         --       --            --       --           529     6.00
FHLB stock .......................        944     3.05            --       --            --       --
                                     --------               --------               --------
  Total investment securities ....   $    944     3.05%     $  7,499     4.17%     $ 29,757     4.75%
                                     ========               ========               ========

                                                    As of December 31, 2004
                                     -------------------------------------------------------
                                                                     Total investment
                                     More than ten years                securities
                                     -------------------     -------------------------------
                                     Carrying    Average     Market      Carrying    Average
                                       Value      Yield       Value        Value      Yield
                                     --------    -------     ------      --------    -------
                                                     (Dollars in Thousands)
U.S. government agency
  securities .....................   $ 41,293     5.70%     $ 77,767     $ 78,020     5.19%
Mortgage-backed securities .......     38,487     4.99        39,340       39,016     5.00
FHLB stock .......................         --       --           944          944     3.05
                                     --------               --------     --------
  Total investment securities ....   $ 79,780     5.36%     $118,051     $117,980     5.11%
                                     ========               ========     ========

Sources of Funds
----------------

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

      The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2004, we had no brokered deposits.

      Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                    December 31,
                                     --------------------------------------------------------------------------
                                             2004                       2003                       2002
                                     --------------------       --------------------       --------------------
                                     Weighted                   Weighted                   Weighted
                                      Average                    Average                    Average
                                      Rate(1)     Amount         Rate(1)     Amount         Rate(1)     Amount
                                     --------    --------       --------    --------       --------    --------
                                                               (Dollars in thousands)
Demand .......................           --%     $ 20,557           --%     $ 16,626           --%     $ 14,007
NOW ..........................         1.42        23,155         1.37        17,201         1.77        10,656
Money market .................         1.98         2,483         2.01         2,163         2.41         2,546
Savings and club accounts ....         2.20       197,868         2.28       162,832         2.79       116,328
Certificates of deposit ......         2.68        93,180         2.51        54,828         2.90        19,982
                                                 --------                   --------                   --------
    Total ....................         2.14%     $337,243         2.11%     $253,650         2.53%     $163,519
                                                 ========                   ========                   ========

----------
(1)   Represents the average rate paid during the year.

      The following table sets forth our savings flows during the periods indicated.

                                                  Years Ended December 31,
                                             ----------------------------------
                                               2004         2003         2002
                                             --------     --------     --------
                                                   (Dollars in thousands)

Beginning of period .....................    $253,650     $163,519     $101,749
                                             --------     --------     --------
Net deposits ............................      77,108       85,873       58,404
Interest credited on deposit accounts ...       6,485        4,258        3,366
                                             --------     --------     --------
  Total increase in deposit accounts ....      83,593       90,131       61,770
                                             --------     --------     --------
Ending balance ..........................    $337,243     $253,650     $163,519
                                             ========     ========     ========
Percent increase ........................       32.96%       55.12%       60.71%

      Jumbo Certificates of Deposit. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

                                                       At December 31, 2004
                                                       --------------------
            Maturity Period                               (In Thousands)
            ---------------
            Within three months ...................          $ 4,678
            Three through twelve months ...........           12,844
            Over twelve months ....................           17,279
                                                             -------
            Total .................................          $34,801
                                                             =======

      The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

                                                              At December 31,
                                     ----------------------------------------------------------------
                                            2004                   2003                   2002
                                     ------------------     ------------------     ------------------
                                      Amount    Percent      Amount    Percent      Amount    Percent
                                     -------    -------     -------    -------     -------    -------
                                                           (Dollars in thousands)
Certificate of deposit rates:
     1.00% - 1.99% ..............    $ 2,510       2.69%    $ 1,876       3.42%    $   919       4.60%
     2.00% - 2.99% ..............     48,915      52.50      44,546      81.25      14,711      73.62
     3.00% - 3.99% ..............     41,725      44.78       8,406      15.33       4,348      21.76
     4.00% - 4.99% ..............         30       0.03          --         --          --         --
     5.00% - 5.99% ..............         --         --          --         --          --         --
     6.00% - 6.99% ..............         --         --          --         --           4       0.02
                                     -------    -------     -------    -------     -------    -------
         Total ..................    $93,180     100.00%    $54,828     100.00%    $19,982     100.00%
                                     =======    =======     =======    =======     =======    =======

      The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2004.

                                                   Maturity Date
                             -----------------------------------------------------------
                             1 Year       Over 1       Over 2        Over
                             or Less    to 2 Years   to 3 Years     3 Years       Total
                             -------    ----------   ----------     -------      -------
                                                   (In thousands)
Interest rate:
     1.00% - 1.99% ....      $ 2,510      $    --      $    --      $    --      $ 2,510
     2.00% - 2.99% ....       45,838        2,727          334           16       48,915
     3.00% - 3.99% ....        6,019       19,614       10,086        6,006       41,725
     4.00% - 4.99% ....           --           --           --           30           30
                             -------      -------      -------      -------      -------
           Total ......      $54,367      $22,341      $10,420      $ 6,052      $93,180
                             =======      =======      =======      =======      =======

      Borrowings. Our advances from the FHLB of New York are secured by a pledge of our stock in the FHLB of New York, and investment securities. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, we may also access the Federal Reserve Bank discount window to supplement our supply of lendable funds and to meet deposit withdrawal requirements. During the years ended December 31, 2004 and 2003, we had average short-term borrowings, consisting of FHLB advances, of $23.4 million and $2.9 million, respectively, with a weighted average cost of 1.54% and 1.48%, respectively. Our maximum short-term borrowings outstanding during both 2004 and 2003 was $25.0 million.

Employees
---------

      At December 31, 2004, we had 58 full-time and 25 part-time employees. None of our employees is represented by a collective bargaining group. We believe that our relationship with our employees is good.

Supervision and Regulation
--------------------------

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

Bank Holding Company Regulation
-------------------------------

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

Capital Adequacy Guidelines for Bank Holding Companies
------------------------------------------------------

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

Bank Regulation
---------------

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

      In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above. At December 31, 2004, the Bank's ratio of total capital to risk-weighted assets was 12.83%. Our Tier 1 capital to risk-weighted assets was 11.84%, and our Tier I capital to adjusted total assets was 7.89%.

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

The USA PATRIOT Act
-------------------

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

Sarbanes-Oxley Act of 2002
--------------------------

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

ITEM 2. PROPERTIES
------------------

      At December 31, 2004, we conducted our business from our executive office located at 104-110 Avenue C, Bayonne, New Jersey, and our two branch offices. The aggregate book value of our premises and equipment was $5.7 million at December 31, 2004. We own our executive office facility and lease our two branch offices.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2004, we were not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                    PART II
                                    -------

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS
--------------------------------------------------------------------------

      BCB Bancorp, Inc. common stock is currently traded on the electronic bulletin board under the symbol "BCBP", and there is an established market for such common stock. At December 31, 2004, BCB Bancorp, Inc. had one market maker.

      The following table sets forth the high and low bid quotations for BCB Bancorp, Inc. common stock for the periods indicated. No cash dividends have been paid on the common stock to date. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. The information presented reflects the 25% and 10% common stock dividends paid by the Company on November 22, 2004 and November 17, 2003, respectively. This information has been obtained from monthly statistical summaries provided through marketwatch.com. As of December 31, 2004, there were 2,993,538 shares of BCB Bancorp, Inc. common stock issued and outstanding. At December 31, 2004, BCB Bancorp, Inc. had approximately 1,700 stockholders of record.

                                                                   Cash Dividend
Fiscal 2004                                    High Bid   Low Bid    Declared
--------------------------------------------------------------------------------
Quarter Ended December 31, 2004 ............    $23.00     $15.40     $   --
Quarter Ended September 30, 2004 ...........     16.00      14.20         --
Quarter Ended June 30, 2004 ................     21.98      13.80         --
Quarter Ended March 31, 2004 ...............     22.40      16.80         --

                                                                   Cash Dividend
Fiscal 2003                                    High Bid   Low Bid    Declared
--------------------------------------------------------------------------------
Quarter Ended December 31, 2003 ............    $17.60     $12.00     $   --
Quarter Ended September 30, 2003 ...........     12.54      10.84         --
Quarter Ended June 30, 2003 ................     12.73      10.29         --
Quarter Ended March 31, 2003 ...............     14.00      11.30         --

      We did not repurchase any shares of our common stock during 2004.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
------------------------------------------------------

      The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for December 31, 2004 and 2003, and for Bayonne Community Bank at and for years prior to December 31, 2003. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB

Bancorp, Inc. Per share data has been adjusted for all periods to reflect the 25% and 10% common stock dividends paid by the Company and Bank.

                                         Selected financial condition data at December 31,
                                     ---------------------------------------------------------
                                       2004        2003        2002        2001         2000
                                     --------    --------    --------    --------     --------
                                                          (In thousands)
Total assets ....................    $378,289    $300,676    $183,107    $113,224     $ 29,536
Cash and cash equivalents .......       4,534      11,786       5,143      27,168       25,634
Securities, held to maturity ....     117,036      90,313      50,602      38,562           --
Loans receivable ................     246,380     188,785     122,085      44,973        1,451
Deposits ........................     337,243     253,650     163,548     101,749       21,936
Borrowings ......................      14,124      25,000          --          --           --
Stockholders' equity ............      26,036      21,167      18,772      11,303        7,204

                                      Selected operating data for the year ended December 31,
                                     ---------------------------------------------------------
                                       2004        2003        2002        2001         2000
                                     --------    --------    --------    --------     --------
                                                          (In thousands)
Net interest income .............    $ 13,755    $  9,799    $  5,960    $  1,787     $    173
Provision for loan losses .......         650         880         843         382           30
Non-interest income .............         623         480         336         152            4
Non-interest expense ............       7,661       5,390       3,272       2,006          570
Income tax (benefit) ............       2,408       1,614         872        (173)        (254)
                                     --------    --------    --------    --------     --------
Net income (loss) ...............    $  3,619    $  2,395    $  1,309    $   (276)    $   (169)
                                     ========    ========    ========    ========     ========
Net income (loss) per share:
   Basic ........................    $   1.22    $   0.83    $   0.54    $  (0.18)    $    N/A
                                     --------    --------    --------    --------
   Diluted ......................    $   1.17    $   0.80    $   0.54    $  (0.18)    $    N/A
                                     --------    --------    --------    --------

                                                              At or for the Years Ended December 31, (1)
                                                           -----------------------------------------------
                                                             2004         2003         2002         2001
                                                           --------     --------     --------     --------
Selected Financial Ratios and Other Data:
   Return on average assets (ratio of net income to
      average total assets) ...........................        1.01%        1.03%        0.86%       (0.38)%
   Return on average stockholders' equity (ratio of
      net income to average stockholders' equity) .....       15.45        11.97         8.68        (3.28)
   Non-interest income to average assets ..............        0.17         0.21         0.22         0.21
   Non-interest expense to average assets .............        2.15         2.32         2.16         2.77
   Net interest rate spread during the period .........        3.73         4.03         3.60         1.97
   Net interest margin (net interest income to
      average interest earning assets) ................        3.96         4.34         4.03         2.59
   Ratio of average interest-earning assets to
      average interest-bearing liabilities ............      111.63       116.42       118.87       118.73

Asset Quality Ratios:
   Non-performing loans to total loans at end of
      period ..........................................        0.40         0.13         0.04           --
   Allowance for loan losses to non-performing
      loans at end of period ..........................      249.60       547.48     1,840.73           --
   Allowance for loan losses to total loans at end
      of period .......................................        1.01         1.11         1.00         0.91

Capital Ratios:
   Stockholders' equity to total assets at end of
      period ..........................................        6.88         7.04        10.25         9.98
   Average stockholders' equity to average total
      assets ..........................................        6.57         8.62         9.94        11.61
   Tier 1 capital to adjusted total assets ............        7.89         7.02        10.25         9.98
   Tier 1 capital to risk weighted assets .............       11.84        10.47        15.01        15.09

----------
(1) Ratios at December 31, 2000, and for the two months than ended have been omitted as not meaningful.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

General
-------

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

Critical Accounting Policies
----------------------------

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

Stock Options

      The Company has the choice to account for stock options using either Accounting Principles Board Opinion No. 25 ("APB 25") or SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to use the accounting method under APB 25 and the related interpretations to account for its stock options. Under APB 25, generally, when the exercise price of the
Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had the Company elected to use SFAS No. 123 to account for its stock options under the fair value method, it would have been required to record compensation expense and, as a result, diluted earnings per share for the fiscal years ended December 31, 2004 and 2003 would have been lower by $0.18 and $0.16 respectively. No stock options were granted prior to 2002. See Note 2 to "Notes to Consolidated Financial Statements." Effective July 1, 2005, the Company will have to account for stock options pursuant to SFAS No. 123 (revised 2004). See discussions under Recent Accounting Pronouncements for our analysis of the impact of SFAS No. 123 (revised 2004) on future operations.

Financial Condition
-------------------

Comparison at December 31, 2004 and at December 31, 2003

      Since we commenced operations in 2000 we have sought to grow our assets and deposit base consistent with our capital requirements. We offer competitive loan and deposit products and seek to distinguish ourselves from our competitors through our service and availability. Total assets increased by $77.6 million or 25.8% to $378.3 million at December 31, 2004 from $300.7 million at December 31, 2003 as the Company continued to grow the Bank's deposit base and invest these deposits in loans and securities.

      Total cash and cash equivalents decreased by $7.3 million or 61.5% to $4.5 million at December 31, 2004 from $11.8 million at December 31, 2003 as the Bank reduced excess liquidity and redeployed it into higher yielding loans and securities. Securities held-to-maturity increased by $26.7 million or 29.6% to $117.0 million at December 31, 2004 from $90.3 million at December 31, 2003. This increase was primarily attributable to the purchase of $48.1 million of callable agency securities and the purchase of $27.7 million of mortgage backed securities partially offset by the call of $42.0 million of agency securities and repayments and prepayments of $7.1 million in mortgage backed securities during the twelve months ended December 31, 2004.

      Loans receivable increased by $57.6 million or 30.5% to $246.4 million at December 31, 2004 from $188.8 million at December 31, 2003. The increase resulted primarily from a $44.7 million increase in commercial and business loans, net of amortization, a $10.1 million increase in home mortgages and construction loans, net of amortization, and a $3.5 million increase in consumer loans, net of amortization, partially offset by an increase of $393,000 in the allowance for loan losses. The growth in loans receivable was primarily attributable to competitive pricing in a lower than normal interest rate environment and a vibrant local economy where real estate construction and rehabilitation remain strong.

      During 2004, the Bank decided to discontinue its involvement in commercial heavy equipment lending due to the relatively poor performance of that portfolio. Accordingly, the portfolio, which consisted of 29 loans totaling $3.3 million at December 31, 2003, was reduced to 9 loans totaling $945,000 at December 31, 2004. In June 2004, the Bank sold in bulk 14 non-performing loans for $1.1 million, incurring a $56,000 loss. In addition, the Bank resolved 5 non-performing loans via repossession and sale of the underlying collateral, resulting in $297,000 in net charge-offs to the allowance for loan losses. The Bank has not originated any commercial heavy equipment loans since May 2003 and has no current plans to originate such loans in the future.

      Fixed assets remained at $5.7 million at both December 31, 2004 and 2003 as fixed asset purchases during 2004 primarily equated to the depreciation of fixed assets during the fiscal year ended December 31, 2004.

      Deposit liabilities increased by $83.6 million or 33.0% to $337.2 million at December 31, 2004 from $253.7 million at December 31, 2003. The increase resulted primarily from an increase of $35.0 million or 21.5% in savings and club accounts to $197.9 million from $162.8 million, an increase of $38.4 million or 69.9% in time deposits to $93.2 million from $54.8 million, and an increase of $10.2 million or 28.4% in demand deposits to $46.2 million from $36.0 million. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products.

      Borrowings decreased by $10.9 million or 43.5% to $14.1 million at December 31, 2004 from $25.0 million at December 31, 2003. This decrease resulted primarily from the maturity and subsequent reduction of $15.0 million of a $25.0 million Federal Home Loan Bank Advance partially offset by the issuance of pooled trust preferred securities totaling $4.1 million. The reduction in Federal Home Loan Bank Advances reflects managements philosophy of reducing wholesale borrowings during a time of steadily increasing short term interest rates so as to more closely monitor and reduce interest expense and to continue to fund balance sheet growth through more organic means.

      Stockholders' equity increased by $4.9 million or 23.0% to $26.0 million at December 31, 2004 from $21.2 million at December 31, 2003. This increase was primarily attributable to net income for the twelve months ended December 31, 2004 of $3.6 million, cash totaling $1.1 million received from the exercise of stock options by directors, officers and employees of the Bank and a tax benefit related to the exercise of the aforementioned stock options of $179,000. At December 31, 2004 the Bank's Tier 1 leverage, Tier 1 risk-based and Total risk-based capital ratios were 7.75%, 11.84%, and 12.83% respectively.

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

Analysis of Net Interest Income
-------------------------------

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

                                        At December 31, 2004   The year ended December 31, 2004    The year ended December 31, 2003
                                        --------------------   --------------------------------    --------------------------------
                                                     Actual                             Average                             Average
                                          Actual     Yield/     Average     Interest    Yield/      Average     Interest    Yield/
                                         Balance      Cost     Balance    earned/paid  Cost (4)    Balance    earned/paid  Cost (4)
                                         --------   --------   --------   -----------  --------    --------   -----------  --------
                                                                           (Dollars in thousands)
Interest-earning assets:
 Loans receivable ....................   $246,380       6.45%  $221,257     $ 14,784       6.68%   $155,145     $ 10,745       6.93%
 Investment securities(1) ............    117,980       5.11    108,297        5,757       5.32      60,286        3,299       5.47

 Interest-bearing deposits ...........      2,181       1.89     17,721          159       0.90      10,446           91       0.87
                                         --------              --------     --------               --------     --------
  Total interest-earning assets ......    366,541       5.99%   347,275       20,700       5.96%    225,877       14,135       6.26%
                                         --------              --------     --------               --------     --------

Interest-earning liabilities:
 Interest-bearing demand deposits ....   $ 23,155       1.36%  $ 21,105          299       1.42%   $ 14,844          203       1.37%
 Money market deposits ...............      2,483       1.94      2,622           52       1.98       2,287           46       2.01
 Savings deposits ....................    197,868       2.16    181,383        3,981       2.20     141,749        3,235       2.28
 Certificates of deposit .............     93,180       2.78     80,336        2,153       2.68      32,186          808       2.51
 Borrowings ..........................     14,124       3.33     25,660          460       1.79       2,945           44       1.49
                                         --------              --------     --------               --------     --------
  Total interest-bearing liabilities .    330,810       2.33%   311,106        6,945       2.23%    194,011        4,336       2.23%
                                         --------              --------     --------               --------     --------

Net interest income ..................                                      $ 13,755                            $  9,799
                                                                            ========                            ========

Interest rate spread(2) ..............                  3.66%                              3.73%                               4.03%
                                                    ========                           ========                            ========
Net interest margin(3) ...............                                                     3.96%                               4.34%
                                                                                       ========                            ========
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities .........................     110.80%               111.63%                             116.42%
                                         ========              ========                           =========

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

                                              The year ended December 31, 2002
                                            -----------------------------------
                                                                       Average
                                            Average      Interest       Yield/
                                            Balance     earned/paid     Cost(4)
                                            --------    -----------    --------
Interest-earning assets:
 Loans receivable ......................    $ 83,734      $  6,119         7.31%
 Investment securities(1) ..............      48,380         2,949         6.10

 Interest-bearing deposits .............      15,893           272         1.71
                                            --------     ---------
  Total interest-earning assets ........     148,007         9,340         6.31%
                                            --------     ---------

Interest-earning liabilities:
 Interest-bearing demand deposits ......    $  9,520           169         1.77%
 Money market deposits .................       2,533            61         2.41
 Savings deposits ......................      99,057         2,761         2.79
 Certificates of deposit ...............      13,402           389         2.90
 Borrowings ............................          --            --           --
                                            --------     ---------
  Total interest-bearing liabilities ...     124,512         3,380         2.71%
                                            --------     ---------

Net interest income ....................                  $  5,960
                                                          ========

Interest rate spread(2) ................                                   3.60%
                                                                       ========
Net interest margin(3) .................                                   4.03%
                                                                       ========
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities ...........................      118.87%
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

Rate/Volume Analysis
--------------------

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

                                                                            Years Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                  2004 vs. 2003                                  2003 vs. 2002
                                         ------------------------------                -------------------------------
                                               Increase/(Decrease)                            Increase/(Decrease)
                                                     Due to                                         Due to
                                         ------------------------------      Total     -------------------------------      Total
                                                                 Rate/      Increase                            Rate/      Increase
                                          Volume      Rate       Volume    (Decrease)   Volume       Rate       Volume    (Decrease)
                                         -------    -------     -------    ----------  -------     -------     -------    ----------
                                                                              (In Thousands)
Interest income:
  Loans receivable ...................   $ 4,580    $  (379)    $  (162)    $ 4,039    $ 5,218     $  (320)    $  (272)    $ 4,626
  Investment securities ..............     2,627        (94)        (75)      2,458        726        (302)        (74)        350
  Interest-bearing deposits
    with other banks .................        63          3           2          68        (93)       (134)         46        (181)
                                         -------    -------     -------     -------    -------     -------     -------     -------

  Total interest-earning assets ......     7,270       (470)       (235)      6,565      5,851        (756)       (300)      4,795
                                         -------    -------     -------     -------    -------     -------     -------     -------

Interest expense:
  Interest-bearing demand accounts ...        86          7           3          96         95         (38)        (23)         34
  Money market .......................         7         (1)         --           6         (6)        (10)          1         (15)
  Savings and club ...................       904       (113)        (45)        746      1,190        (501)       (215)        474
  Certificates of Deposits ...........     1,209         55          81       1,345        545         (53)        (73)        419
  Borrowed funds .....................       338          9          69         416         --          --          44          44
                                         -------    -------     -------     -------    -------     -------     -------     -------

  Total interest-bearing liabilities .     2,544        (43)        108       2,609      1,824        (602)       (266)        956
                                         -------    -------     -------     -------    -------     -------     -------     -------
Change in net interest income ........   $ 4,726    $  (427)    $  (343)    $ 3,956    $ 4,027     $  (154)    $   (34)    $ 3,839
                                         =======    =======     =======     =======    =======     =======     =======     =======

Results of Operations
---------------------

Results of Operations for the Years Ended December 31, 2004 and 2003

      Net income increased by $1.2 million or 51.1% to $3.6 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. The increase in net income is a result of increases in net interest income and non-interest income and a decrease in the provision for loan losses partially offset by increases in non-interest expense and income taxes. Net interest income increased by $4.0 million or 40.4% to $13.8 million for the year ended December 31, 2004 from $9.8 million for the year ended December 31, 2003. The increase resulted primarily from an increase in average net interest earning assets of $4.3 million or 13.5% to $36.2 million for the year ended December 31, 2004 from $31.9 million for the year ended December 31, 2003 partially offset by a decrease in the net interest margin to 3.96% for the year ended December 31, 2004 from 4.34% for the year ended December 31, 2003. The decrease in our net interest margin reflects the on-going philosophy of the Federal Reserve Open Market Committee, specifically during the second half of 2004, to tighten monetary policy by raising short-term interest rates while long term rates have trended slightly downward during that same time period.

      Interest income on loans receivable increased by $4.04 million or 37.6% to $14.8 million for the year ended December 31, 2004 from $10.8 million for the year ended December 31, 2003. The increase was primarily due to an increase in average loans receivable of $66.1 million or 42.6% to $221.3 million for the year ended December 31, 2004 from $155.1 million for the year ended December 31, 2003 partially offset by a decrease in the average yield on loans receivable to 6.68% for the year ended December 31, 2004 from 6.93% for the year ended December 31, 2003. The increase in the average balance of loans reflects management's philosophy to deploy funds in higher yielding loans, specifically commercial real estate as opposed to investments in lower yielding government securities. The decrease in average yield reflects the continuing of the lower long-term interest rate environment in 2004.

      Interest income on securities increased by $2.5 million or 74.5% to $5.8 million for the year ended December 31, 2004 from $3.3 million for the year ended December 31, 2003. The increase was primarily attributable to an increase of $48.0 million or 79.6% in the average balance of securities to $108.3 million for the year ended December 31, 2004 from $60.3 million for the year ended December 31, 2003, partially offset by a decrease in the average yield on securities to 5.32% for the year ended December 31, 2004 from 5.47% for the year ended December 31, 2003. The increase in average balances reflects the redeployment of funds previously invested in short-term interest earning deposits and the on-going leverage strategy done with the use of the Federal Home Loan Bank advances.

      Interest income on other interest-earning assets, consisting primarily of federal funds sold increased by $68,000 or 74.7% to $159,000 for the year ended December 31, 2004 from $91,000 for the year ended December 31, 2003. The increase was primarily due to an increase in the average balance of other interest-earning assets to $17.7 million for the year ended December 31, 2004 from $10.4 million for the year ended December 31, 2003 partially offset by a slight increase in the average yield on other interest-earning assets to 0.90% for the year ended December 31, 2004 from 0.87% for the year ended December 31, 2003. As the Bank's loan pipeline consistently totaled over $30.0 million during 2004, the increase in average balance in other interest-earning assets is a reflection of management's philosophy to maintain a liquid source of funds to facilitate the prompt closing of those loans.

      Total interest expense increased by $2.6 million or 60.2% to $6.9 million for the year ended December 31, 2004 from $4.3 million for the year ended
December 31, 2003. This increase resulted from an increase in average total interest bearing deposit liabilities of $94.4 million or 49.4% to $285.4 million for the year ended December 31, 2004 from $191.1 million for the year ended
December 31, 2003, and an increase of $22.7 million in average borrowings to $25.7 million at December 31, 2004, from $2.9 million for the year ended December 31, 2003. The average cost of total interest bearing liabilities was 2.23% for the years ended December 31, 2004 and 2003.

      The provision for loan losses totaled $690,000 and $880,000 for the years ended December 31, 2004 and 2003, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are possible and estimable. During 2004, the Bank experienced $297,000 in net charge-offs (consisting of $332,000 in charge-offs and $35,000 in recoveries) related entirely to the liquidation of five commercial heavy equipment loans. As previously discussed, the Bank decided to discontinue its involvement in this lending segment. During 2003, there were no charge-offs or recoveries. The Bank had non-accrual loans totaling $553,000 at December 31, 2004 and $67,000 at December 31, 2003. The allowance for loan losses stood at $2.5 million or 1.01% of gross total loans at December 31, 2004 as compared to $2.1 million or 1.11% of gross total loans at December 31, 2003. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize loses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2004 and 2003.

      Total non-interest income increased by $143,000 or 29.8% to $623,000 for the year ended December 31, 2004 from $480,000 for the year ended December 31, 2003. The increase in non-interest income resulted primarily from a $150,000 increase in fees and service charges, a $42,000 increase in gain on sales of loans originated for sale, and a $7,000 increase in other income partially offset by the aforementioned $56,000 loss in 2004 on the sale of non-performing commercial heavy equipment loans.

      Total non-interest expense increased by $2.3 million or 42.1% to $7.7 million for the year ended December 31, 2004 from $5.4 million for the year ended December 31, 2003. The increase in 2004 was primarily due to an increase of $1.2 million or 41.3% in salaries and employee benefits expense to $4.0 million for the year ended December 31, 2004 from $2.8 million for the year ended December 31, 2003 as the Bank increased staffing levels and compensation in an effort to service its growing customer base. Full time equivalent employees increased to seventy-five (75) at December 31, 2004 from sixty-six (66) at December 31, 2003 and thirty-four (34) at December 31, 2002. Equipment expense increased by $488,000 to $1.4 million for the year ended December 31, 2004 from $940,000 for the year ended December 31, 2003. The primary component of this expense relates to the increased costs of the Bank's data service provider reflecting the overall growth of the Bank's balance sheet. Occupancy expense increased by $244,000 to $655,000 for the year ended December 31, 2004 from $411,000 for the year ended December 31, 2003 as the Bank incurred a full year's worth of occupancy expense on the two offices opened during 2003. Advertising expense decreased by $8,000 to $161,000 for the year ended December 31, 2004 from $169,000 for the year ended December 31, 2003. Other non-interest expense increased by $384,000 to $1.44 million for the year ended December 31, 2004 from $1.06 million for the year ended December 31, 2003. The increase in other non-interest expense was primarily attributable to increased legal, professional and shareholder relation expense as during the year ended December 31, 2004, the Company incurred expenses associated with a proxy contest initiated by an opposing slate of directors. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

      Income tax expense increased by $794,000 or 49.2% to $2.4 million for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003 reflecting pre-tax income of $6.0 million earned during the year ended December 31, 2004 compared to pre-tax income of $4.0 million earned during the year ended December 31, 2003.

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

Liquidity and Capital Resources
-------------------------------

      Our funding sources include income from operations, deposits and borrowings, principal payments on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

      Our primary investing activities are the origination of commercial and multi-family real estate loans, one-to four-family mortgage loans, construction, commercial business and consumer loans, as well as the purchase of mortgage-backed and other investment securities. During 2004, loan originations totaled $110.8 million compared to $105.0 million and $90.5 million for 2003 and 2002, respectively. The increase in loan originations reflects management's efforts to increase total assets of the Bank, the continued focus on increasing commercial and multi-family lending operations and the strong refinance market in 2004.

      During 2004, cash flow provided by the calls and maturities and principal payments received on maturing securities held to maturity amounted to $49.1 million compared to $36.3 million and $13.1 million in 2003 and 2002. Deposit growth provided $83.6 million, $90.1 million and $61.8 million of funding for the years ending December 31, 2004, 2003 and 2002, respectively. Borrowings totaled $14.1 million in 2004 and were used to fund asset growth.

      Loan  Commitments.  In the  ordinary  course of business  the Bank extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Bank does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Bank to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. The Bank had outstanding commitments to originate and fund loans of approximately $38.8 million and $33.2 million at December 31, 2004 and 2003, respectively.

      The following tables sets forth our contractual obligations and commercial commitments at December 31, 2004.

                                                                                 Payments due by period
                                                                        Less than 1       1-3           3-5       More than 5
Contractual obligations                                      Total          Year         Years         Years         Years
                                                            -------     -----------     -------       -------     -----------
                                                                                     (In thousands)
Borrowed money ......................................       $14,124       $10,000       $    --       $    --       $ 4,124
Lease obligations ...................................           282           156           126            --            --
Certificates of deposit with original maturities
  of one year or more ...............................        78,799        39,986        32,761         6,052            --
                                                            -------       -------       -------       -------       -------
Total ...............................................       $93,205       $50,142       $32,887       $ 6,052       $ 4,124
                                                            =======       =======       =======       =======       =======

Recent Accounting Pronouncements
--------------------------------

Accounting for Share-based Payments

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment". This statement revises the original guidance contained in SFAS No, 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised 2004), a public entity such as the Company will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize such cost over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). For stock options and similar instruments, grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of instruments (unless observable market prices for the same or similar instruments are available). For Public entities, such as the Company, that do not or will not file as small business issuers, SFAS No. 123 (revised 2004) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

      Under SFAS No. 123 (revised 2004), the Company will be required to record compensation expense for all new awards granted and any awards modified after June 30, 2005. In addition, the transition rules under SFAS No. 123 (revised
2004) will require that, for all awards outstanding at June 30, 2005, for which the requisite service has not yet been rendered, compensation cost be recorded as such service is rendered after June 30, 2005.

      The aforementioned pronouncement related to stock-based payments will not have any effect on the Company's existing historical consolidated financial statements as restatements of previously reported periods will not be required. However, the Company's stock option awards generally require a service period which extends beyond the effective date of SFAS No. 123 (revised 2004) and, accordingly, the Company will be required to record compensation expense on such awards beginning on July 1, 2005. Our preliminary analysis indicates that compensation expense, net of income tax benefits, related to awards expected to exist at June 30, 2005, which will require future service by grantees, will be approximately $226,000 during the last six months of 2005, $376,000 in 2006 and $162,000 in 2007.

      In December 2003, the FASB issued a revision to Interpretation 46, "Consolidation of Variable Interest Entities," which established standards for identifying a variable interest entity ("VIE") and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VlEs is required in financial statements for periods ending after March I5, 2004. Small business issuers must apply this interpretation to all other types of VlEs at the end of the first reporting period ending after December 15, 2004. The adoption of this Interpretation has not had and is not expected to have a material effect on our financial position or results of operations.

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

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The Company does not have financial letters of credit as of December 31, 2004.

ITEM 7A. QUALITATIVE AND QUANTITATIVE ANALYSIS OF MARKET RISK
-------------------------------------------------------------

Management of Market Risk
-------------------------

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

      The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2004. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 and 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of December 31, 2004. The following sets forth the Company's NPV as of December 31, 2004.

                                                                                 NPV as a % of Assets
        Change in       Net Portfolio     $ Change from     % Change from       ------------------------
       calculation          Value              PAR               PAR            NPV Ratio        Change
       -----------      -------------     -------------     -------------       ---------        -------
          +300bp          $ 28,230          $(21,295)          (43.00)%            8.35%         (474)bp
          +200bp            36,460           (13,065)          (26.38)            10.39          (269)bp
          +100bp            43,545            (5,980)          (12.08)            11.95          (113)bp
           PAR              49,525                --               --             13.08            -- bp
          -100bp            48,735              (790)           (1.60)            12.60           (49)bp
          -200bp            45,257            (4,268)           (8.62)            11.52          (157)bp

      ----------
      bp-basis points

      The table above indicates that at December 31, 2004, in the event of a 100 basis point decrease in interest rates, we would experience a 1.60% decrease in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 12.08% decrease in NPV.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

      The financial statements identified in Item 15(a)(1) hereof are included as Exhibit 13 and are incorporated hereunder.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

      There were no changes in or disagreements with accountants in the Company's accounting and financial disclosure during 2004.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

      See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION
--------------------------

      None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

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

      The  "Proposal   I--Election  of  Directors"   section  of  the  Company's
definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") is incorporated herein by reference.

      The information concerning directors and executive officers of the Company under the caption "Proposal I-Election of Directors" and information under the captions "Section 16(a) Beneficial Ownership Compliance" and "The Audit Committee" of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

      The "Executive Compensation" section of the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

      The "Proposal I--Election of Directors" section of the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

      The "Transactions with Certain Related Persons" section of the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

      Information required by Item 14 is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders, "Proposal II-Ratification of the Appointment of Independent Auditors- -Fees Paid to Radics."

                                     PART IV
                                     -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

      (a)(1) Financial Statements
             --------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (A)   Management Responsibility Statement

      (B)   Independent Auditors' Report

      (C) Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

      (D) Consolidated Statements of Income for each of the Years in the Three-Year period ended December 31, 2004

      (E) Consolidated Statements of Changes in Stockholders' Equity for each of the Years in the Three-Year period ended December 31, 2004

      (F) Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2004

      (G)   Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules
             -----------------------------

      All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

      (c)   Exhibits
            --------

            3.1   Certificate of Incorporation of BCB Bancorp, Inc.*

            3.2   Bylaws of BCB Bancorp, Inc.***

            3.3   Specimen Stock Certificate*

            10.1  Bayonne Community Bank 2002 Stock Option Plan**

            10.2  Bayonne Community Bank 2003 Stock Option Plan**

            13    Consolidated Financial Statements

            14    Code of Ethics****

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

*** Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

**** Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.

                                   Signatures

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BCB BANCORP, INC.


Date: March 14, 2005                   By: /s/ Donald Mindiak
                                           -------------------------------------
                                           Donald Mindiak
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                  Title                              Date
----------                  -----                              ----


/s/ Donald Mindiak          President, Chief Executive         March 14, 2005
------------------------    Officer and Director (Principal
Donald Mindiak              Executive Officer)


/s/ Thomas M. Coughlin      Vice President, Chief Financial    March 14, 2005
------------------------    Officer (Principal Financial
Thomas M. Coughlin          and Accounting Officer) and
                            Director


/s/ Mark D. Hogan           Chairman of the Board              March 14, 2005
------------------------
Mark D. Hogan


/s/ Robert Ballance         Director                           March 14, 2005
------------------------
Robert Ballance


/s/ Judith Q. Bielan        Director                           March 14, 2005
------------------------
Judith Q. Bielan

/s/ Joseph J. Brogan        Director                           March 14, 2005
------------------------
Joseph J. Brogan


/s/ James E. Collins        Director                           March 14, 2005
------------------------
James E. Collins


/s/ Joseph Lyga             Director                           March 14, 2005
------------------------
Joseph Lyga


/s/ Alexander Pasiechnik    Director                           March 14, 2005
------------------------
Alexander Pasiechnik


/s/ August Pellegrini, Jr.  Director                           March 14, 2005
------------------------
August Pellegrini, Jr.

                                  EXHIBIT INDEX
                                  -------------

      3.1   Certificate of Incorporation of BCB Bancorp, Inc.*

            3.2   Bylaws of BCB Bancorp, Inc.***

            3.3   Specimen Stock Certificate*

                  10.1  Bayonne Community Bank 2002 Stock Option Plan**

                  10.2  Bayonne Community Bank 2003 Stock Option Plan**

                  13    Consolidated Financial Statements

                  14    Code of Ethics****

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

*** Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

**** Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.