Form 10-K/A
period 2004-12-31
BCB BANCORP INC
filed 2005-03-16
CIK 1228454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   -----------

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

      In December 2003, the FASB issued a revision to Interpretation 46, "Consolidation of Variable Interest Entities," which established standards for identifying a variable interest entity ("VIE") and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIE is required in financial statements for periods ending after March I5, 2004. Small business issuers must apply this interpretation to all other types of VIE at the end of the first reporting period ending after December 15, 2004. The adoption of this Interpretation has not had and is not expected to have a material effect on our financial position or results of operations.

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