Form 10-Q
period 2005-03-31
BCB BANCORP INC
filed 2005-05-12
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

                         Commission File Number: 0-50275

                                BCB Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

               New Jersey                              26-0065262
               ----------                              ----------
(State or other jurisdiction of incorporation    (IRS Employer I.D. No.)
             or organization)

104-110 Avenue C Bayonne, New Jersey                      07002
------------------------------------                     ------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2005, BCB Bancorp, Inc., had 2,995,155 shares of common stock with no par value issued and outstanding.

                        BCB BANCORP INC., AND SUBSIDIARY

                                      INDEX

                                                                            Page
PART I.  CONSOLIDATED FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 2005 and December 31, 2004 (unaudited) ................   1

         Consolidated  Statements  of  Income  for the  three
         months ended March 31, 2005 and March 31, 2004
         (unaudited)......................................................   2

         Consolidated Statement of Changes in  Stockholders'
         Equity for the three months ended
         March 31, 2005 (unaudited).......................................   3

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2005 and March 31, 2004 (unaudited)..............   4

         Notes to Unaudited Consolidated Financial Statements ............   5

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations...............................................   8

         Item 3. Qualitative and Quantitative Disclosures about
                 Market Risk..............................................   12

         Item 4. Controls and Procedures..................................   14

PART II. OTHER INFORMATION ...............................................   15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENT

                         BCB BANCORP INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition at
                      March 31, 2005 and December 31, 2004
                                   (Unaudited)
                      (in thousands except for share data)

                                                            At           At
                                                         31-Mar-05    31-Dec-04
                                                         ---------    ---------

ASSETS
------

Cash and amounts due from depository institutions ....   $   2,880    $   2,353
Interest-earning deposits ............................       1,813        2,181
                                                         ---------    ---------
   Total cash and cash equivalents ...................       4,693        4,534
                                                         ---------    ---------

Securities held to maturity ..........................     113,947      117,036
Loans receivable .....................................     261,677      246,380
Premises and equipment ...............................       5,642        5,679
Federal Home Loan Bank of New York stock .............         944          944
Interest receivable, net .............................       2,335        2,329
Deferred income taxes ................................         837          772
Other assets .........................................         728          615
                                                         ---------    ---------
    Total assets .....................................   $ 390,803      378,289
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Deposits .............................................   $ 344,940      337,243
Borrowed Money .......................................      13,400       10,000
Trust Preferred Borrowing ............................       4,124        4,124
Other Liabilities ....................................       1,158          886
                                                         ---------    ---------
    Total Liabilities ................................     363,622      352,253
                                                         ---------    ---------

STOCKHOLDERS' EQUITY
Common Stock, $0.08 stated value: 10,000,000 shares
   authorized, 2,993,538 shares
   outstanding .......................................         239          239
Additional paid-in capital ...........................      27,725       27,725
Accumulated deficit ..................................        (783)      (1,928)
                                                         ---------    ---------
    Total stockholders' equity .......................      27,181       26,036
                                                         ---------    ---------

     Total liabilities and stockholders' equity ......   $ 390,803    $ 378,289
                                                         =========    =========

     See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                           For the three months ended
                            March 31, 2005 and 2004
                                  (Unaudited)
                    (in thousands except for per share data)

                                                         ----------------------
                                                           Three Months Ended
                                                         ----------------------
                                                                March 31,
                                                         ---------    ---------
                                                            2005        2004
                                                         ---------    ---------

Interest income:
  Loans ..............................................   $   4,259    $   3,277
  Securities .........................................       1,434        1,291
  Other interest-earning assets ......................          10           31
                                                         ---------    ---------
     Total interest income ...........................       5,703        4,599
                                                         ---------    ---------

Interest expense:
  Deposits:
     Demand ..........................................          85           73
     Savings and club ................................       1,048          912
     Certificates of deposit .........................         682          406
                                                         ---------    ---------
                                                             1,815        1,391

   Borrowed money ....................................         121           92
                                                         ---------    ---------

       Total interest expense ........................       1,936        1,483
                                                         ---------    ---------

Net interest income ..................................       3,767        3,116
Provision for loan losses ............................         260          200
                                                         ---------    ---------

Net interest income after provision for loan losses ..       3,507        2,916
                                                         ---------    ---------

Non-interest income:
   Fees and service charges ..........................         121          130
   Gain on sales of loans originated for sale ........          49           17
   Gain on sales of securities available for sale ....          --           --
   Other .............................................           6            6
                                                         ---------    ---------
      Total non-interest income ......................         176          153
                                                         ---------    ---------

Non-interest expense:
   Salaries and employee benefits ....................       1,025          976
   Occupancy expense of premises .....................         162          159
   Equipment .........................................         367          347
   Advertising .......................................          39           22
   Other .............................................         307          394
                                                         ---------    ---------
      Total non-interest expense .....................       1,900        1,898
                                                         ---------    ---------

Income  before income tax provision ..................       1,783        1,171
Income tax provision .................................         638          471
                                                         ---------    ---------

Net Income ...........................................   $   1,145    $     700
                                                         =========    =========

Net Income per common share
       Basic .........................................   $    0.38    $    0.24
                                                         =========    =========
       Diluted .......................................   $    0.37    $    0.23
                                                         =========    =========

Weighted average number of common shares outstanding-
       Basic .........................................       2,994        2,900
                                                         =========    =========
       Diluted .......................................       3,137        3,110
                                                         =========    =========

  See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity
                    For the three months ended March 31, 2005
                                   (Unaudited)
                                 (in thousands)

                                                                Additional      Accumulated
                                              Common Stock    Paid-In Capital     Deficit        Total
                                              ------------    ---------------   -----------    ---------
Balance, December 31, 2004 ..............     $        239    $        27,725   $    (1,928)   $  26,036

Exercise of Stock Options ...............                                                             --

Net income for the three months ended
     March 31, 2005 .....................               --                 --         1,145        1,145
                                              ------------    ---------------   -----------    ---------

Balance, March 31, 2005 .................     $        239    $        27,725   $      (783)   $  27,181
                                              ------------    ---------------   -----------    ---------

     See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                           For the three months ended
                             March 31, 2005 and 2004
                                   (Unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                        March  31,
                                                                   --------------------
                                                                     2005        2004
                                                                   --------    --------
Cash flows from operating activities:
   Net Income ..................................................   $  1,145    $    700
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation ..........................................         86          82
         Amortization and accretion, net .......................       (110)        (21)
         Provision for loan losses .............................        260         200
         Loans originated for sale .............................     (3,353)     (1,445)
         Proceeds of sales of loans originated for sale ........      3,402       1,462
         Gain on sales of loans originated for sale ............        (49)        (17)
         Deferred income tax ...................................        (65)        (56)
         Increase in interest receivable .......................         (6)       (200)
         Increase in other assets ..............................       (113)       (162)
         Increase in other liabilities .........................        272         163
                                                                   --------    --------

                Net cash provided by operating activities ......      1,469         706
                                                                   --------    --------

Cash flows from investing activities:
      Purchases of securities held to maturity .................    (12,315)    (10,374)
      Proceeds from call of security held to maturity ..........     13,755          --
      Proceeds from repayments on securities held to maturity ..      1,658       1,342
      Net (increase) in loans receivable .......................    (15,456)    (15,936)
      Additions to premises and equipment ......................        (49)       (130)
                                                                   --------    --------

             Net cash (used in) investing activities ...........    (12,407)    (25,098)
                                                                   --------    --------

Cash flows from financing activities:
      Net increase in deposits .................................      7,697      35,275
      Net change in short-term borrowings ......................      3,400          --
      Stock options exercised ..................................         --       1,066
                                                                   --------    --------
             Net cash provided by financing activities .........     11,097      36,341
                                                                   --------    --------

Net increase in cash and cash equivalents ......................        159      11,949
Cash and cash equivalents-begininng ............................      4,534      11,786
                                                                   --------    --------

Cash and cash equivalents-ending ...............................   $  4,693    $ 23,735
                                                                   ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Income taxes ..........................................   $      1    $    261
                                                                   ========    ========

         Interest ..............................................   $  1,906    $  1,458
                                                                   ========    ========

  See accompanying notes to consolidated financial statements.

                        BCB Bancorp Inc., and Subsidiary
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the "Company") and the Company's wholly owned subsidiaries, Bayonne Community Bank (the "Bank") and BCB Holding Company Investment Corp., (the "Investment Company") a New Jersey Investment Company. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2005 or any other future interim period.

These statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2004, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE AND STOCK-BASED COMPENSATION PLANS

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share utilizes reported net income as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities.

The Company, under plans approved by its stockholders in 2003 and 2002, has granted stock options to employees and outside directors. The Company accounts for options granted using the intrinsic value method, in accordance with Accounting Principles Board (APB), Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No compensation expense has been reflected in net income for the options granted as all such grants have an exercise price equal to the market price of the underlying stock at the date of the grant. The following table provides information as to net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended, to all option grants.

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               2005             2004
                                                            -----------      -----------
                                                     (In Thousands, Except for Per Share Amounts)
Net Income as reported                                      $     1,145      $       700

Less:  Total stock-based compensation expense
       net of income taxes, included in reported
       net income                                                    --               --

Add:   Total stock-based compensation expense,
       net of income taxes, that would have been
       included in the determination of net income
       if the fair value method had been applied to
       all grants                                                  (121)             (94)
                                                            -----------      -----------

Pro forma net income                                        $     1,024      $       606
                                                            -----------      -----------

Net income per common share, as reported:
   Basic                                                    $      0.38      $      0.24
   Diluted                                                         0.37             0.23
                                                            -----------      -----------

Pro forma net income per common share:

  Basic                                                     $      0.34      $      0.21
  Diluted                                                          0.33             0.19
                                                            -----------      -----------

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised), "Share-Based Payment." Statement No. 123 (revised) replaces Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123 (revised) requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Statement No. 123 (revised). Under the new rule, the Company is required to adopt Statement No. 123 (revised) in the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting Statement No. 123 (revised), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under Statement No. 123.

Early application of Statement No. 123 (revised) is encouraged, but not required.

NOTE 3 - SIGNIFICANT EVENTS

In June 2004, the Company participated in the issuance of a Pooled Trust Preferred Security in the amount of $4.1 million. The primary purpose for the Company's participation in the issuance of this instrument was an effort to augment capital including Tier 1 capital, thereby allowing additional growth of the Company's assets without diluting present shareholder percentage ownership.

The Investment Company commenced operations in January 2005. Under New Jersey tax law, the Investment Company is subject to a 3.6% state income tax rate as compared to the 9.0% rate to which the Company and the Bank are subject. The Investment Company was brought into existence in order to reduce the overall tax burden of the consolidated Company. The presence of the Investment Company in the current year quarter resulted in an income tax savings of approximately $51,000.

On April 27, 2005, the Company announced that the Board of Directors had approved a stock repurchase program for the repurchase of up to 5% of the Company's outstanding common stock equal to approximately 150,000 shares. The repurchase will be made from time to time as market conditions warrant.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $12.5 million or 3.3% to $390.8 million at March 31, 2005 from $378.3 million at December 31, 2004 as the Bank continued to grow assets through the origination of real estate loans, funded primarily through cash flow provided by retail deposit growth, repayments and prepayments of loans as well as the mortgage backed security portfolio and the utilization of Federal Home Loan Bank advances. Asset growth has stabilized as management is concentrating on loan growth as opposed to investment growth primarily as a result of yields in loan products offering a more competitive return than that of investments. We intend to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $159,000 or 3.5% to $4.7 million at March 31, 2005 from $4.5 million at December 31, 2004. Investment securities classified as held-to-maturity decreased by $3.1 million or 2.6% to $113.9 million at March 31, 2005 from $117.0 million at December 31, 2004. This decrease was primarily attributable to call options exercised on $13.8 million of callable agency securities and $1.7 million of mortgage backed security repayments and prepayments, partially offset by the purchase of $12.3 million of callable agency securities during the three months ended March 31, 2005.

Loans receivable increased by $15.3 million or 6.2% to $261.7 million at March 31, 2005 from $246.4 million at December 31, 2004. The increase resulted primarily from a $15.5 million increase in real estate mortgages comprising residential, commercial and construction loans, net of amortization and a $2.3 million increase in consumer loans, net of amortization partially offset by a $2.3 million decrease in loan participations with other financial institutions, net of amortization. At March 31, 2005, the allowance for loan losses was $2.7 million.

Deposit liabilities increased by $7.7 million or 2.3% to $344.9 million at March 31, 2005 from $337.2 million at December 31, 2004. The increase resulted primarily from an increase of $9.3 million in time deposit accounts and a $2.5 million increase in transaction accounts, partially offset by a $4.1 million decrease in savings and club accounts as the Bank has experienced some disintermediation with savings and club balances being reduced in favor of time deposits as short term time deposit rates have increased over the last several months.

Other borrowings increased by $3.4 million or 24.1% to $17.5 million at March 31, 2005 from $14.1 million at December 31, 2004. The increase in other borrowings reflects the use of Federal Home Loan Bank advances to augment deposit growth in an effort to grow the balance sheet by continuing to close loans in the Bank's loan pipeline.

Stockholders' equity increased by $1.145 million or 4.4% to $27.2 million at March 31, 2005 from $26.0 million at December 31, 2004. This increase in stockholders' equity reflects net income by the Company for the three months ended March 31, 2005. At March 31, 2005 the Company's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.11%, 11.38% and 12.37% respectively.

Results of Operations

Net income increased by $445,000 or 63.6% to $1,145,000 for the three months ended March 31, 2005 from $700,000 for the three months ended March 31, 2004. The increase in net income reflects increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses, non-interest expense and income taxes. Net interest income increased by $651,000 or 20.9% to $3.8 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004. This increase resulted primarily from an increase in average interest earning assets of $65.4 million or 21.2% to $373.3 million for the three months ended March 31, 2005 from $307.9 million for the three months ended March 31, 2004, funded primarily through an increase in average interest bearing liabilities of $55.0 million or 19.9% to $330.9 million for the three months ended March 31, 2005 from $275.9 million for the three months ended March 31, 2004, partially offset by a slight decrease in the net interest margin to 4.04% for the three months ended March 31, 2005 from 4.06% for the three months ended March 31, 2004.

Interest income on loans receivable increased by $1.0 million or 30.3% to $4.3 million for the three months ended March 31, 2005 from $3.3 million for the three months ended March 31, 2004. The increase was primarily attributable to an increase in the balance of average loans receivable of $59.7 million or 30.4% to $256.1 million for the three months ended March 31, 2005 from $196.4 million for the three months ended March 31, 2004, while the average yield on loans receivable decreased slightly to 6.65% for the three months ended March 31, 2005 from 6.68% for the three months ended March 31, 2004. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans in an effort to achieve higher returns.

Interest income on securities held-to-maturity increased by $143,000 or 11.1% to $1.4 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004. The increase was primarily attributable to an increase in the average balance of securities held-to-maturity of $18.5 million or 19.6% to $113.0 million for the three months ended March 31, 2005 from $94.5 million for the three months ended March 31, 2004, partially offset by a decrease in the average yield on securities to 5.08% for the three months ended March 31, 2005 from 5.46% for the three months ended March 31, 2004. The increase in average balance reflects management's philosophy to deploy funds in higher yielding instruments in an effort to achieve higher returns. The decrease in average yield reflects a reduction in the balance of higher yielding callable agency securities as call options on those securities were exercised thereby decreasing that balance with the proceeds being reinvested in securities having prevailing rates of a lower scale.

Interest income on other interest-earning assets decreased by $21,000 or 67.7% to $10,000 for the three months ended March 31, 2005 from $31,000 for the three months ended March 31, 2004. The decrease was primarily due to an decrease in the average balance of other interest-earning assets to $4.2 million for the three months ended March 31, 2005 from $17.0 million for the three months ended March 31, 2004, partially offset by an increase in the average yield on other interest-earning assets to 0.96% for the three months ended March 31, 2005 from 0.73% for the three months ended March 31, 2004. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits in 2005 as compared to 2004. The decrease in the average balance reflects management's philosophy to deploy funds in higher yielding assets, primarily commercial real estate loans.

Total interest expense increased by $453,000 or 30.5% to $1.9 million for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004. The increase resulted primarily from an increase in average interest bearing liabilities of $55.0 million or 19.9% to $330.9 million for the three months ended March 31, 2005 from $275.9 million for the three months ended March 31, 2004, as well as an increase in the average cost of interest bearing liabilities to 2.34% for the three months ended March 31, 2005 from 2.15% for the three months ended March 31, 2004.

The provision for loan losses totaled $260,000 and $200,000 for the three-month periods ended March 31, 2005 and 2004 respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are probable and estimable. The Bank had non-performing loans totaling $352,000 or 0.13% of gross loans at March 31, 2005, $1.0 million or 0.40% of gross loans at December 31, 2004 and $1.05 million or 0.51% of gross loans at March 31, 2004. The allowance for loan losses stood at $2.7 million or 1.01% of gross loans at March 31, 2005, $2.5 million or 1.01% of gross total loans at December 31, 2004 and $2.3 million or 1.12% of gross loans at March 31, 2004. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2005, December 31, 2004 and March 31, 2004.

Total non-interest income increased by $23,000 or 15.0% to $176,000 for the three months ended March 31, 2005 from $153,000 for the three months ended March 31, 2004. The increase in non-interest income resulted primarily from a $32,000 increase in gains derived from the sale of loans originated for sale to various investors to $49,000 for the three months ended March 31, 2005 from $ 17,000 for the three months ended March 31, 2004, partially offset by a $9,000 decrease in general fees and service charges to $121,000 for the three months ended March 31, 2005 from $130,000 for the three months ended March 31, 2004.

Total non-interest expense remained stable at $1.9 million for the three month periods ended March 31, 2005 and 2004. Salaries and employee benefits expense increased by $49,000 or 5.0% to $1.03 million for the three months ended March 31, 2005 from $976,000 for the three months ended March 31, 2004. This increase was primarily attributable to annual salary increases in conjunction with annual reviews, partially offset by a reduction in fees paid to the Board of Directors and a decrease in the number of full-time equivalent employees to 73 for the three months ended March 31, 2005 from 75 for the three months ended March 31, 2004. Equipment expense increased by $20,000 to $367,000 for the three months ended March 31, 2005 from $347,000 for the three months ended March 31, 2004. The primary component of this expense item is data service provider expense which increases with the growth of the Bank's balance sheet. Occupancy expense increased by $3,000 to $162,000 for the three months ended March 31, 2005 from $159,000 for the three months ended March 31, 2004. Advertising expense increased by $17,000 to $39,000 for the three months ended March 31, 2005 from $22,000 for the three months ended March 31, 2004. Other non-interest expense decreased by $87,000 to $307,000 for the three months ended March 31, 2005 from $394,000 for the three months ended March 31, 2004. The decrease in other non-interest expense is primarily attributable to decreased legal, professional and shareholder relation expense as during the three months ended March 31, 2004, the Company incurred expenses associated with a proxy contest initiated by an opposing slate of directors. Other non-interest expense is comprised of directors fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $167,000 to $638,000 for the three months ended March 31, 2005 from $471,000 for the three months ended March 31, 2004 reflecting increased income earned during the three month time period ended March 31, 2005 partially offset by the inception of BCB Holding Company
Investment Corp., (the "Investment Company"). The Investment Company, a New Jersey Investment Company wholly-owned by the Bank, is subject to a state income tax rate of 3.6% as compared to the 9.0% rate paid by the Company and the Bank. The Investment Company was funded by a transfer of securities from the Bank. The presence of the Investment Company during the quarter ended March 31, 2005, reduced consolidated income tax expenses by approximately $51,000 and reduced the consolidated effective income tax rate to 35.8% as compared to 40.1% for the quarter ended March 31, 2004.

Item 3. Qualitative and Quantitative Analysis of Market Risk

        Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, one of most significant forms of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee, which consists of senior management and outside directors operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2004, the latest data for which this information is available. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions were made in preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of December 31, 2004. The following sets forth the Company's NPV as of December 31, 2004.

                                                                    NPV as a % of Assets
Change in           Net Portfolio   $ Change from   % Change from   --------------------
Calculation             Value            PAR             PAR        NPV Ratio    Change
-----------------   -------------   -------------   -------------   --------------------
+300bp                $  28,230      $ (21,295)         -43.00%       8.35%     -474 bps
+200bp                   36,460        (13,065)         -26.38       10.39      -269 bps
+100bp                   43,545         (5,980)         -12.07       11.95      -113 bps
 PAR                     49,525          -----           -----       13.08       --- bps
-100bp                   48,734           (791)          -1.60       12.60       -49 bps
-200bp                   45,256         (4,269)          -8.62       11.52      -157 bps
bp - basis points

The table above indicates that at December 31, 2004, in the event of a 100 basis point decrease in interest rates, we would experience a 1.60% decrease in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 12.07% decrease in NPV.

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