Form 10-Q
period 2005-06-30
BCB BANCORP INC
filed 2005-08-12
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________________  to _______________________

                         Commission File Number: 0-50275

                                BCB Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

                          New Jersey                                   26-0065262
                          ----------                                   ----------
(State or other jurisdiction of incorporation or organization)   (IRS Employer I.D. No.)

104-110 Avenue C Bayonne, New Jersey                             07002
------------------------------------                             ------
(Address of principal executive offices)                       (Zip Code)

                                 (201) 823-0700
                                 --------------
              (Registrant's telephone number, including area code)

    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 2005, BCB Bancorp, Inc., had 2,973,203 shares of common stock, no par value, issued and outstanding.

             BCB BANCORP INC., AND SUBSIDIARY

                           INDEX

                                                                            Page

PART I.  CONSOLIDATED FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of
         June 30, 2005 and December 31, 2004 (unaudited) ..................    1

         Consolidated Statements of Income for the three and six months
         ended June 30, 2005 and June 30, 2004 (unaudited) ................    2

         Consolidated Statement of Changes in Stockholders'
         Equity for the six months ended
         June 30, 2005 (unaudited) ........................................    3

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2005 and June 30, 2004 (unaudited) ................    4

         Notes to Unaudited Consolidated Financial Statements .............    5

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations ...............................................    8

         Item 3. Qualitative and Quantitative Disclosures about Market Risk   16

         Item 4. Controls and Procedures ..................................   18

PART II. OTHER INFORMATION ................................................   19

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                         BCB BANCORP INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition at
                       June 30, 2005 and December 31, 2004
                                   (Unaudited)
                      (in thousands except for share data)

                                                           At           At
                                                        30-Jun-05    31-Dec-04
                                                        ---------    ---------
ASSETS
------

Cash and amounts due from depository institutions ...   $   3,433    $   2,353
Interest-earning deposits ...........................       1,687        2,181
                                                        ---------    ---------
   Total cash and cash equivalents ..................       5,120        4,534
                                                        ---------    ---------

Securities held to maturity .........................     108,019      117,036
Loans receivable, net ...............................     275,405      246,380
Premises and equipment ..............................       5,605        5,679
Federal Home Loan Bank of New York stock ............       1,108          944
Interest receivable, net ............................       2,265        2,329
Deferred income taxes ...............................         954          772
Other assets ........................................         624          615
                                                        ---------    ---------
    Total assets ....................................     399,100      378,289
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Deposits ............................................     349,648      337,243
Borrowed Money ......................................      16,300       10,000
Trust Preferred Borrowing ...........................       4,124        4,124
Other Liabilities ...................................       1,046          886
                                                        ---------    ---------
    Total Liabilities ...............................     371,118      352,253
                                                        ---------    ---------

STOCKHOLDERS' EQUITY
--------------------
Common Stock, $0.08 stated value: 10,000,000 shares
   authorized; 2,995,155 and 2,993,538 shares issued;
   2,973,173 and 2,993,538 shares outstanding .......         239          239
Additional paid-in capital ..........................      27,739       27,725
Treasury Stock: 21,982 shares in 2005 ...............        (422)          --
Retained Earnings (Accumulated deficit) .............         426       (1,928)
                                                        ---------    ---------
    Total stockholders' equity ......................      27,982       26,036
                                                        ---------    ---------

     Total liabilities and stockholders' equity .....   $ 399,100    $ 378,289
                                                        =========    =========

  See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                       For the three and six months ended
                         June 30, 2005 and June 30, 2004
                                   (Unaudited)
                    (in thousands except for per share data)

                                                        Three Months Ended      Six Months Ended
                                                        -------------------    -------------------
                                                             June 30,               June 30,
                                                        -------------------    -------------------
                                                          2005       2004        2005       2004
                                                        --------   --------    --------   --------
Interest income:
  Loans .............................................   $  4,623   $  3,605    $  8,882   $  6,882
  Securities ........................................      1,471      1,417       2,905      2,708
  Other interest-earning assets .....................          4         39          14         70
                                                        --------   --------    --------   --------
     Total interest income ..........................      6,098      5,061      11,801      9,660
                                                        --------   --------    --------   --------

Interest expense:
  Deposits:
     Demand .........................................         82         78         167        151
     Savings and club ...............................      1,028        970       2,076      1,882
     Certificates of deposit ........................        821        524       1,503        930
                                                        --------   --------    --------   --------
                                                           1,931      1,572       3,746      2,963

     Borrowed Money .................................        189         99         310        191
                                                        --------   --------    --------   --------

       Total interest expense .......................      2,120      1,671       4,056      3,154
                                                        --------   --------    --------   --------

Net interest income .................................      3,978      3,390       7,745      6,506
Provision for loan losses ...........................        300        150         560        350
                                                        --------   --------    --------   --------

Net interest income after provision for loan losses .      3,678      3,240       7,185      6,156
                                                        --------   --------    --------   --------

Non-interest income:
   Fees and service charges .........................        136        140         257        270
   Gain on sales of loans originated for sale .......         56         46         105         63
   Gain (loss) on sales of loans ....................         --        (56)         --        (56)
   Gain (loss) on sales of securities ...............         28         --          28         --
   Other ............................................          6          5          12         11
                                                        --------   --------    --------   --------
      Total non-interest income .....................        226        135         402        288
                                                        --------   --------    --------   --------

Non-interest expense:
   Salaries and employee benefits ...................      1,089      1,023       2,114      1,999
   Occupancy expense of premises ....................        163        164         325        323
   Equipment ........................................        367        364         734        711
   Advertising ......................................         39         29          78         51
   Other ............................................        314        513         621        907
                                                        --------   --------    --------   --------
      Total non-interest expense ....................      1,972      2,093       3,872      3,991
                                                        --------   --------    --------   --------

Income  before income tax provision .................      1,932      1,282       3,715      2,453
Income tax provision ................................        723        512       1,361        983
                                                        --------   --------    --------   --------

Net Income ..........................................   $  1,209   $    770    $  2,354   $  1,470
                                                        ========   ========    ========   ========

Net Income per common share:
              basic .................................   $   0.40   $   0.26    $   0.79   $   0.50
              diluted ...............................       0.39       0.25        0.75       0.47
                                                        ========   ========    ========   ========
Weighted average number of common shares outstanding:
              basic .................................      2,989      2,993       2,991      2,946
              diluted ...............................      3,127      3,110       3,132      3,110
                                                        ========   ========    ========   ========

          See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 2005
                                   (Unaudited)
                                 (in thousands)

                                                                                            Retained
                                                                                            Earnings
                                                                  Additional    Treasury  (Accumulated
                                                 Common Stock  Paid-In Capital    Stock      Deficit)       Total
                                                 ------------  ---------------    -----      --------       -----
Balance,  December 31, 2004 .................        $239          $27,725        $  --      $(1,928)      $ 26,036

Exercise of Stock Options ...................          --               14           --           --             14

Treasury Stock Purchases ....................          --               --         (422)          --           (422)

Net income for the six months ended .........
     June 30, 2005 ..........................          --               --           --        2,354          2,354
                                                     ----          -------        -----      -------       --------

Balance, June 30, 2005 ......................        $239          $27,739        $(422)     $   426       $ 27,982
                                                     ----          -------        -----      -------       --------

          See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                            For the six months ended
                             June 30, 2005 and 2004
                                   (Unaudited)
                                 (in thousands)

                                                                                        Six Months Ended
                                                                                            June  30,
                                                                                      -----------------------
                                                                                        2005           2004
                                                                                      --------       --------
Cash flows from operating activities :
   Net Income ..................................................................      $  2,354       $  1,470
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation ..........................................................           174            164
         Amortization and accretion, net .......................................          (210)           (19)
         Provision for loan losses .............................................           560            350
         Deferred income tax ...................................................          (182)           (56)
         Loan originated for sale ..............................................        (6,581)        (6,018)
         Proceeds from sale of loans originated for sale .......................         6,686          6,081
        (Gain) on sale of loans originated for sale ............................          (105)           (63)
         Loss on sale of non-performing loans ..................................            --             56
        (Gain) on sale of securities held to maturity ..........................           (28)            --
         Decrease (Increase) in interest receivable ............................            64           (271)
        (Increase) in other assets .............................................            (9)          (673)
         Increase (decrease) in other liabilities ..............................           160            (73)
                                                                                      --------       --------

                Net cash provided by operating activities ......................         2,883            948
                                                                                      --------       --------

Cash flows from investing activities:
      Purchase of FHLB stock ...................................................          (164)            --
      Purchases of securities held to maturity .................................       (20,315)       (26,900)
      Proceeds from calls of securities held to maturity .......................        18,755          2,500
      Proceeds from sales of securities held to maturity .......................         7,345             --
      Proceeds from repayments on securities held to maturity ..................         3,237          3,485
      Proceeds from sale of non-performing loans ...............................            --          1,072
      Net (increase) in loans receivable .......................................       (29,352)       (33,211)
      Additions to premises and equipment ......................................          (100)          (138)
                                                                                      --------       --------

             Net cash (used in) investing activities ...........................       (20,594)       (53,192)
                                                                                      --------       --------

Cash flows from financing activities:
      Net increase in deposits .................................................        12,405         55,030
      Net change in short-term borrowings ......................................         6,300             --
      Stock options exercised ..................................................            14          1,066
      Purchase of Treasury Stock ...............................................          (422)            --
      Net proceeds from trust preferred bond ...................................            --          4,124
                                                                                      --------       --------

             Net cash provided by financing activities .........................        18,297         60,220
                                                                                      --------       --------

Net increase in cash and cash equivalents ......................................           586          7,976
Cash and cash equivalents-begininng ............................................         4,534         11,786
                                                                                      --------       --------

Cash and cash equivalents-ending ...............................................      $  5,120       $ 19,762
                                                                                      ========       ========

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes ..........................................................      $  1,183       $  1,170
                                                                                      ========       ========

         Interest ..............................................................      $  4,038       $  3,053
                                                                                      ========       ========

          See accompanying notes to consolidated financial statements.

                        BCB Bancorp Inc., and Subsidiary
              Notes to Unaudited Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the "Company") and the Company's wholly owned subsidiaries, Bayonne Community Bank (the "Bank"), BCB Holding Company Investment Corp., (the "Investment Company") a New Jersey Investment Company, and BCB Equipment Leasing Company. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2005 or any other future interim period.

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

                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                     ---------------------------    -------------------------
                                                          2005           2004          2005           2004
                                                          ----           ----          ----           ----
                                                            (In Thousands, Except for Per Share Amounts)
Net Income as reported ...........................      $  1,209       $    770      $  2,354       $  1,470

Less: Total stock-based compensation expense,
      net of income taxes, included in reported
      net income .................................            --             --            --             --

Add:  Total stock-based compensation expense,
      net of income taxes, that would have been
      included in the determination of net income
      if the fair value method had been applied to
      all grants .................................          (121)            39          (242)           (55)
                                                        --------       --------      --------       --------

Pro forma net income .............................      $  1,088       $    809      $  2,112       $  1,415
                                                        --------       --------      --------       --------

Net income per common share, as reported:
   Basic .........................................      $   0.40       $   0.26      $   0.79       $   0.50
   Diluted .......................................          0.39           0.25          0.75           0.47
                                                        --------       --------      --------       --------

Pro forma net income per common share:

  Basic ..........................................      $   0.36       $   0.27      $   0.71       $   0.48
  Diluted ........................................          0.35           0.26          0.67           0.45
                                                        --------       --------      --------       --------

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

The Investment Company commenced operations in January 2005. Under New Jersey tax law, the Investment Company is subject to a 3.6% state income tax rate as compared to the 9.0% rate to which the Company and the Bank are subject. The Investment Company was brought into existence in order to reduce the overall tax burden of the consolidated Company. The presence of the Investment Company during the three and six months ended June 30, 2005 resulted in an income tax savings of approximately $53,000 and $104,000 respectively.

On April 27, 2005, the Company announced that the Board of Directors had approved a stock repurchase program for the repurchase of up to 5% of the Company's outstanding common stock equal to approximately 150,000 shares. The repurchase will be made from time to time as market conditions warrant. Through June 30, 2005, a total of 21,982 shares of Company common stock were repurchased.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $20.8 million or 5.5% to $399.1 million at June 30, 2005 from $378.3 million at December 31, 2004 as the Bank continued to grow assets primarily through the origination of real estate loans funded primarily through cash flow provided by retail deposit growth, repayments and prepayments of loans as well as the mortgage backed security portfolio and the utilization of Federal Home Loan Bank advances. Asset growth has stabilized as management is concentrating on controlled loan growth as opposed to increasing assets through the purchase of investments. Growth is expected to occur at a more measured pace then in the past and in a manner consistent with our capital levels.

Total cash and cash equivalents increased by $586,000 or 12.9% to $5.1 million at June 30, 2005 from $4.5 million at December 31, 2004. Securities classified as held-to-maturity decreased by $9.0 million or 7.7% to $108.0 million at June 30, 2005 from $117.0 million at December 31, 2004. The decrease was primarily attributable to call options exercised on $18.8 million of callable agency securities, sales of $6.0 million of callable agency securities and $1.3 million of mortgage backed securities and $3.2 million of repayments and prepayments in the mortgage backed security portfolio, partially offset by the purchase of $20.3 million of callable agency securities during the six months ended June 30, 2005. As the Company's securities are exclusively categorized as held-to-maturity, the Bank relied on an explanatory portion of FASB 115 to engage in the specific sales of agency securities.

Specifically, FASB 115 recognizes sales of debt securities that meet either of the following two conditions as maturities for purposes of the classification of securities.

      a. The sale of a security occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor. That is, the date of sale is so near the maturity or call date (for example, within three months) that changes in market interest rates would not have a significant effect on the security's fair value.

      b. The sale of a security occurs after the enterprise has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

In the case of the sale of the agency debt securities, FASB 115 was satisfied because the sale of the debt securities occurred near enough to their call date, with the call being probable, that interest rate risk was substantially eliminated. In the case of the sale of the mortgage backed securities, a substantial portion, (over 85 percent), of the principal outstanding at acquisition had been collected.

Loans receivable increased by $29.0 million or 11.8% to $275.4 million at June 30, 2005 from $246.4 million at December 31, 2004. The increase resulted primarily from a $25.8 million or 11.3% increase in real estate mortgages comprising residential, commercial and construction loans, net of amortization, and a $3.9 million or 18.2% increase in consumer loans, net of amortization, partially offset by a $485,000 or 19.4% increase in the allowance for loan losses to $3.0 million at June 30, 2005.

Deposits increased by $12.4 million or 3.7% to $349.6 million at June 30, 2005 from $337.2 million at December 31, 2004. The increase resulted primarily from an increase during the six months ended June 30, 2005 of $21.6 million in time deposit accounts and an increase of $3.8 million in transaction accounts, partially offset by a $13.0 million decrease in savings and club accounts as the Bank has experienced some deposit flow from lower cost savings and club balances to higher cost time deposits. Time deposit rates have increased during the six months ended June 30, 2005 reflecting the increase in short term market interest rates. The Bank has been able to achieve the growth in deposits through competitive pricing on select deposit products.

Borrowed money increased by $6.3 million or 44.7% to $20.4 million at June 30, 2005 from $14.1 million at December 31, 2004. The increase in borrowings reflects the use of Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans.

Stockholders' equity increased by $2.0 million or 7.7% to $28.0 million at June 30, 2005 from $26.0 million at December 31, 2004. The increase was primarily attributable to net income for the six months ended June 30, 2005 of $2.4 million partially offset by $422,000 utilized to repurchase 21,982 shares of common stock under the Company's stock repurchase plan. At June 30, 2005 the Bank's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.16%, 12.12% and 13.24% respectively.

Results of Operations
Three Months

Net income increased by $439,000 or 57.0% to $1.2 million for the three months ended June 30, 2005 from $770,000 for the three months ended June 30, 2004. The increase in net income was due to increases in net interest income and non-interest income and a decrease in non-interest expense partially offset by increases in the provision for loan losses and income taxes. Net interest income increased by $588,000 or 17.3% to $4.0 million for the three months ended June 30, 2005 from $3.4 million for the three months ended June 30, 2004. This increase resulted primarily from an increase in average interest earning assets of $46.5 million or 13.6% to $388.0 million for the three months ended June 30, 2005 from $341.5 million for the three months ended June 30, 2004, funded primarily through an increase in average interest bearing liabilities of $37.1 million or

12.2% to $342.1 million for the three months ended June 30, 2005 from $305.0 million for the three months ended June 30, 2004. The increase in net interest income was also aided by an increase in the net interest margin to 4.10% for the three months ended June 30, 2005 from 3.97% for the three months ended June 30, 2004.

Interest income on loans receivable increased by $1.0 million or 27.8% to $4.6 million for the three months ended June 30, 2005 from $3.6 million for the three months ended June 30, 2004. The increase was primarily attributable to an increase in average loans receivable of $52.7 million or 24.3% to $269.2 million for the three months ended June 30, 2005 from $216.5 million for the three months ended June 30, 2004, and an increase in the average yield on loans receivable to 6.87% for the three months ended June 30, 2005 from 6.66% for the three months ended June 30, 2004. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The increase in average yield reflects higher yields on loans having interest rates which are based on short-term indices such as the prime rate.

Interest income on securities held-to-maturity increased by $54,000 or 3.8% to $1.47 million for the three months ended June 30, 2005 from $1.42 million for the three months ended June 30, 2004. This increase was primarily due to an increase in the average balance of securities held-to-maturity of $10.7 million or 10.2% to $115.7 million for the three months ended June 30, 2005 from $105.0 million for the three months ended June 30, 2004, partially offset by a decrease in the average yield on securities held-to-maturity to 5.09% for the three months ended June 30, 2005 from 5.40% for the three months ended June 30, 2004. The decrease in average yield reflects the lower interest rate environment for securities in 2005 as compared to 2004. The increase in average balance reflects management's philosophy to deploy funds in investments, absent an opportunity to originate higher yielding loans, in an effort to achieve higher returns.

Interest income on other interest-earning assets decreased by $35,000 or 89.7% to $4,000 for the three months ended June 30, 2005 from $39,000 for the three months ended June 30, 2004. This decrease was primarily due to a $17.0 million or 84.6% decrease in the average balance of other interest-earning assets to $3.1 million for the three months ended June 30, 2005 from $20.1 million for the three months ended June 30, 2004 and a decrease in the average yield on other interest-earning assets to 0.51% for the three months ended June 30, 2005 from 0.78% for the three months ended June 30, 2004. The decrease in average balance reflects management's philosophy to deploy funds in higher yielding instruments such as commercial real estate loans and securities in an effort to achieve higher returns.

Total interest expense increased by $449,000 or 26.9% to $2.1 million for the three months ended June 30, 2005 from $1.7 million for the three months ended June 30, 2004. The increase resulted primarily from an increase in average interest bearing liabilities of $37.1 million or 12.2% to $342.1 million for the three months ended June 30, 2005 from $305.0 million for the three months ended June 30, 2004, and an increase in the average cost of interest bearing liabilities to 2.48% for the three months ended June 30, 2005 from 2.19% for the three months ended June 30, 2004.

The provision for loan losses totaled $300,000 and $150,000 for the three-month periods ended June 30, 2005 and 2004, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2005, the Bank recorded no charge-offs. During the three months ended June 30, 2004, the Bank recorded $219,000 in loan charge-offs related to the foreclosure of five loans, which were resolved by the Bank taking ownership of the underlying collateral. The Bank had non-performing loans totaling $1.17 million or 0.42% of gross loans at June 30, 2005, $352,000 or 0.13% of gross loans at March 31, 2005 and $386,000 or 0.17% of gross loans at June 30, 2004. The allowance for loan losses was $3.0 million or 1.07% of gross loans at June 30, 2005, $2.7 million or 1.01% of gross loans at March 31, 2005 and $2.2 million or 1.01% of gross loans at June 30, 2004. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2005, March 31, 2005 and June 30, 2004.

Total non-interest income increased by $91,000 to $226,000 for the three months ended June 30, 2005 from $135,000 for the three months ended June 30, 2004. The increase in non-interest income resulted primarily from a $56,000 decrease in losses on the sale of non-performing loans as the Bank did not sell any non-performing loans or record any gain or loss therefrom during the three months ended June 30, 2005 as compared to a $56,000 loss recorded during the three months ended June 30, 2004, and increases of $28,000 on gain on sale of securities and $10,000 on gains on sale of loans originated for sale. The aforementioned gain on sale of securities was accomplished from securities originally designated as held-to-maturity. Because of certain language located in the text of FASB 115 specified earlier allows for the sale of securities designated as held-to-maturity if certain criteria are met, management undertook the research necessary to make their determination that such sales were permitted. Upon scrutiny of the text and concurrence and confirmation with the Company's independent external auditor, the allowable transactions were consummated.

Total non-interest expense decreased by $121,000 or 5.8% to $2.0 million for the three months ended June 30, 2005 from $2.1 million for the three months ended June 30, 2004.

The decrease in the three-month period in 2005 was primarily due to a decrease of $199,000 or 38.8% in other non-interest expense to $314,000 for the three months ended June 30, 2005 from $513,000 for the three months ended June 30, 2004. Other non-interest expense is comprised of director fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The decrease in other non-interest expense is primarily attributable to decreased legal, professional and shareholder relation expense, as the Company incurred expenses associated with a contested proxy contest initiated by an opposing slate of directors during the three months ended June 30, 2004. No such additional expenses were incurred during the three months ended June 30, 2005. All other categories of non-interest expenses increased $78,000 or 4.9% to $1.66 million for the three months ended June 30, 2005 from $1.58 million for the three months ended June 30, 2004.

Income tax expense increased $211,000 to $723,000 for the three months ended June 30, 2005 from $512,000 for the three months ended June 30, 2004 reflecting increased pre-tax income earned during the three month time period ended June 30, 2005 partially offset by the formation of BCB Holding Company Investment Corp., (the Investment Company"). The Investment Company, a New Jersey Investment Company wholly owned by the Bank, is subject to a state income tax rate of 3.6% as compared to the 9.0% rate paid by the Company and the Bank. The Investment Company was funded by a transfer of securities from the Bank. The utilization of the Investment Company to hold investments during the quarter ended June 30, 2005 reduced consolidated income tax expenses by approximately $53,000 and reduced the consolidated effective income tax rate to 37.4% as compared to 39.9% for the quarter ended June 30, 2004.

Six Months of Operations

Net income increased by $884,000 or 60.1% to $2.4 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004. The increase in net income is due to increases in net interest income and non-interest income and a decrease in non-interest expense, partially offset by increases in the provision for loan losses and income taxes. Net interest income increased by $1.2 million or 18.5% to $7.7 million for the six months ended June 30, 2005 from $6.5 million for the six months ended June 30, 2004. This increase resulted primarily from and an increase in average interest earning assets of $56.0 million or 17.2% to $380.7 million for the six months ended June 30, 2005 from $324.7 million for the six months ended June 30, 2004 funded primarily through an increase in average interest bearing liabilities of $46.0 million or 15.8% to $336.5 million for the six months ended June 30, 2005 from $290.5 million for the six months ended June 30, 2004. The increase in net interest income was also aided by an increase in the net interest margin to 4.07% for the six months ended June 30, 2005 from 4.01% for the six months ended June 30, 2004.

Interest income on loans receivable increased by $2.0 million or 29.0% to $8.9 million for the six months ended June 30, 2005 from $6.9 million for the six months ended June 30, 2004. The increase was primarily attributable to an increase in average loans receivable of $56.3 million or 27.3% to $262.7 million for the six months ended June 30, 2005 from $206.4 million for the six months ended June 30, 2004, and an increase in the average yield on loans receivable to 6.76% for the six months ended June 30, 2005 from 6.67% for the six months ended June 30, 2004. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns.

Interest income on securities held-to-maturity increased by $197,000 or 7.3% to $2.9 million for the six months ended June 30, 2005 from $2.7 million for the six months ended June 30, 2004. The increase was primarily due to an increase in the average balance of securities held-to-maturity of $14.7 million or 14.7% to $114.4 million for the six months ended June 30, 2005 from $99.7 million for the six months ended June 30, 2004 partially offset by a decrease in the average yield on securities held-to-maturity to 5.08% for the six months ended June 30, 2005 from 5.43% for the six months ended June 30, 2004. The increase in average balance reflects management's philosophy to deploy funds in investments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns. The decrease in average yield reflects the lower interest rate environment for investment securities in 2005 as compared to 2004.

Interest income on other interest-earning assets decreased by $56,000 or 80.0% to $14,000 for the six months ended June 30, 2005 from $70,000 for the six months ended June 30, 2004. This decrease was primarily due to a decrease of $14.9 million or 80.5% in the average balance of other interest-earning assets to $3.6 million for the six months ended June 30, 2005 from $18.5 million for the six months ended June 30, 2004 partially offset by a slight increase in the average yield on other interest-earning assets to 0.77% for the six months ended June 30, 2005 from 0.76% for the six months ended June 30, 2004. The decrease in average balance reflects management's philosophy to deploy funds in higher yielding instruments such as commercial real estate loans and securities in an effort to achieve higher returns.

Total interest expense increased by $902,000 or 28.6% to $4.1 million for the six months ended June 30, 2005 from $3.2 million for the six months ended June 30, 2004. The increase resulted primarily from an increase in average interest bearing liabilities of $46.0 million or 15.8% to $336.5 million for the six months ended June 30, 2005 from $290.5 million for the six months ended June 30, 2004, and an increase in the average cost of interest bearing liabilities to 2.41% for the six months ended June 30, 2005 from 2.17% for the six months ended June 30, 2004.

The provision for loan losses totaled $560,000 and $350,000 for the six-month periods ended June 30, 2005 and 2004, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2005, the Bank recorded $75,000 in net loan charge-offs. During the six months ended June 30, 2004, the Bank recorded

$219,000 in loan charge-offs related to the foreclosure of five loans, which were resolved by the Bank taking ownership of the underlying loan collateral. The Bank had non-performing loans totaling $1.17 million or 0.42% of gross loans at June 30, 2005, $1.01 million or 0.40% of gross loans at December 31, 2004 and $386,000 or 0.17% of gross loans at June 30, 2004. The allowance for loan losses was $3.0 million or 1.07% of gross loans at June 30, 2005, $2.5 million or 1.01% of gross loans at December 31, 2004 and $2.2 million or 1.01% of gross loans at June 30, 2004. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2005, December 31, 2004 and June 30, 2004.

Total non-interest income increased by $114,000 to $402,000 for the six months ended June 30, 2005 from $288,000 for the six months ended June 30, 2004. The increase in non-interest income resulted primarily from a $56,000 decrease on sales of non-performing loans as the Bank did not sell any such loans or record any gain or loss therefrom during the six months ended June 30, 2005 as compared to a $56,000 loss recorded during the six months ended June 30, 2004, and increases of $28,000 on gain on sale of securities and $42,000 on gains on sale of loans originated for sale, partially offset by a $13,000 decrease in fees and service charges for the six months ended June 30, 2005 and 2004. The aforementioned gain on sale of securities was accomplished from securities originally designated as held-to-maturity. Because of certain language located in the text of FASB 115 specified earlier allows for the sale of securities designated as held-to-maturity if certain criteria are met, management undertook the research necessary to make their determination that such sales were permitted. Upon scrutiny of the text and concurrence and confirmation with the Company's independent external auditor, the allowable transactions were consummated.

Total non-interest expense decreased by $119,000 or 3.0% to $3.9 million for the six months ended June 30, 2005 from $4.0 million for the six months ended June 30, 2004. The decrease in the six-month period in 2005 was primarily due to a decrease of $286,000 or 31.5% in other non-interest expense. Other non-interest expense is comprised of director fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The decrease in other non-interest expense is primarily attributable to decreased legal, professional and shareholder relation expense, as the Company incurred expenses associated with a contested proxy contest initiated by an opposing slate of directors during the six months ended June 30, 2004. No such additional expenses were incurred during the six months ended June 30, 2005. All other categories of non-interest expense increased $167,000 or 5.4% in aggregate to $3.25 million for the six months ended June 30, 2005, from $3.08 million for the six months ended June 30, 2004.

Income tax expense increased $378,000 to $1.36 million for the six months ended June 30, 2005 from $983,000 for the six months ended June 30, 2004 reflecting increased pre-tax income earned during the six month time period ended June 30, 2005 partially offset by the formation of BCB Holding Company Investment Corp., (the Investment Company"). The Investment Company, a New Jersey Investment Company wholly owned by the Bank, is subject to a state income tax rate of 3.6% as compared to the 9.0% rate paid by the Company and the Bank. The Investment Company was funded by a transfer of securities from the Bank. The utilization of the Investment Company to hold investments during the six months ended June 30, 2005 reduced consolidated income tax expenses by approximately $104,000 and reduced the consolidated effective income tax rate to 36.6% as compared to 40.1% for the six months ended June 30, 2004.

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

The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2005, the latest data for which this information is available. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions were made in preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2005. The following sets forth the Company's NPV as of March 31, 2005.

                                                                                   NPV as a % of Assets
Change in              Net Portfolio   $ Change from      % Change from            --------------------
Calculation                Value             PAR                PAR            NPV Ratio           Change
-----------                -----             ---                ---            ---------           ------
+300bp                    $33,322         $(22,229)           -40.02%              9.49%          -472 bps
+200bp                     41,980          (13,571)            -24.43             11.55           -267 bps
+100bp                     49,381           (6,170)            -11.11             13.10           -111 bps
  PAR                      55,551               --                 --             14.21           ---- bps
-100bp                     55,217             (334)             -0.60             13.83            -38 bps
-200bp                     52,613           (2,938)             -5.29             12.96           -125 bps
bp - basis points

The table above indicates that at March 31, 2005, in the event of a 100 basis point decrease in interest rates, we would experience a 0.60% decrease in NPV. In the event of a 100 basis point increase in interest rates, we would experience an 11.11% decrease in NPV.

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

The Company has not sold any securities during the past three years. In connection with the Plan of Acquisition completed on May 1, 2003 the Bank reorganized into the holding company form of ownership and each share of Bank common stock became a share of Company common stock. No new capital was received in the reorganization. Lastly, the Company announced a stock repurchase plan which provides for the purchase of up to 149,677 shares. The Company's stock repurchases during the last three months are as follows:

                    Shares         Average         Total Number of       Maximum Number of Shares
Period            Purchased         Price         Shares Purchased      That May Yet be Purchased
------            ---------         -----         ----------------      -------------------------
4/1 - 4/30        -----------       -----           -------------                  149,677
5/1 -5/31           10,608         $19.21            10,608                        139,069
6/1 -6/30           11,374         $19.22            11,374                        127,695

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders occurred on April 28, 2005. At this meeting there were three items put to a vote of security holders; Election of Directors, Ratification of the Independent Auditors and Approval of an Amendment to the Certificate of Incorporation to provide for a staggered Board of Directors. The number of shares outstanding was 2,993,538, the number of shares entitled to vote was 2,993,538 and the number of shares present at the meeting or by proxy was 2,363,492.

      1. The vote with respect to the election of ten directors was as follows:

NAME                               FOR               WITHHELD
----                               ---               --------

Robert Ballance                    2,007,581         355,911
Judith Q. Bielan                   2,005,120         358,372
Joseph Brogan                      2,007,330         356,162
James E. Collins                   2,006,498         356,994
Thomas Coughlin                    2,007,180         356,312
Mark D. Hogan                      2,006,953         356,539
Joseph Lyga                        2,005,916         357,576
Donald Mindiak                     2,007,331         356,161
Alexander Pasiechnik               2,008,163         355,329
Dr. August Pellegrini, Jr          2,008,163         355,329

      2. The vote with respect to the ratification of Beard Miller Company LLP as Independent Auditors for the Company for the year ending December 31, 2005 was:

            FOR                       AGAINST                    ABSTAIN
            ---                       -------                    -------

            2,266,984                 56,760                      39,748

      3. The vote with respect to approval of an Amendment to the Certificate of Incorporation to provide for a staggered Board of Directors was:

FOR         AGAINST                   ABSTAIN                    NON-VOTE
---         -------                   -------                    --------

1,690,806   276,817                   45,800                     350,069

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.