Form 10-Q
period 2005-09-30
BCB BANCORP INC
filed 2005-11-01
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005.

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________  to _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                [X] Yes   [_] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                [_] Yes   [X] No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                                                [_] Yes   [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
                                                                [_] Yes   [_] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 2005, BCB Bancorp, Inc., had 3,744,113 shares of common stock, no par value, issued and outstanding.


                                BCB BANCORP INC., AND SUBSIDIARY

                                              INDEX

PART I.  CONSOLIDATED FINANCIAL INFORMATION                                                  Page
              Item 1. Consolidated Financial Statements

                 Consolidated Statements of Financial Condition as of
                 September 30, 2005 and December 31, 2004 (unaudited) ....................    1

                 Consolidated Statements of Income for the three and nine months
                 ended September 30, 2005 and September 30, 2004 (unaudited) .............    2

                 Consolidated Statement of Changes in Stockholders' Equity for
                 the nine months ended September 30, 2005 (unaudited).....................    3

                 Consolidated Statements of Cash Flow for the nine months ended
                 September 30, 2005 and September 30, 2004 (unaudited)....................    4

                 Notes to Unaudited Consolidated Financial Statements ....................    5

                 Item 2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations ..........................    8

                 Item 3. Quantitative and Qualitative Disclosures about Market Risk ......   16

                 Item 4. Controls and Procedures .........................................   18

PART II. OTHER INFORMATION ...............................................................   19

                 Item 1. Legal Proceedings

                 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                 Item 3. Defaults Upon Senior Securities

                 Item 4. Submission of Matters to a Vote of Security Holders

                 Item 5. Other Information

                 Item 6. Exhibits


PART I. CONSOLIDATED FINANCIAL INFORMATION
ITEM I. CONSOLIDATED FINANCIAL STATEMENT

                         BCB BANCORP INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition at
                    September 30, 2005 and December 31, 2004
                                   (Unaudited)
                      (in thousands except for share data )

                                                                        At          At
                                                                    30-Sep-05    31-Dec-04
                                                                    ---------    ---------

ASSETS
------

Cash and amounts due from depository institutions ...............   $   2,479    $   2,353
Interest-earning deposits .......................................       3,342        2,181
                                                                    ---------    ---------
   Total cash and cash equivalents ..............................       5,821        4,534
                                                                    ---------    ---------

Securities held to maturity .....................................     141,573      117,036
Loans receivable, net ...........................................     286,070      246,380
Premises and equipment ..........................................       5,566        5,679
Federal Home Loan Bank of New York stock ........................       3,120          944
Interest receivable, net ........................................       2,773        2,329
Deferred income taxes ...........................................       1,023          772
Other assets ....................................................         912          615
                                                                    ---------    ---------
    Total assets ................................................     446,858      378,289
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Deposits ........................................................     351,877      337,243
Short-Term Borrowings ...........................................      10,400       10,000
Long-Term Debt ..................................................      54,124        4,124
Other Liabilities ...............................................       1,284          886
                                                                    ---------    ---------
    Total Liabilities ...........................................     417,685      352,253
                                                                    ---------    ---------

STOCKHOLDERS' EQUITY
--------------------
Common Stock, $0.08 stated value: 10,000,000 shares
   authorized, 2,995,185 and 2,993,538 shares issued ............         239          239
Additional paid-in capital ......................................      27,739       27,725
Treasury Stock: 21,982 shares in 2005 ...........................        (422)          --
Retained Earnings (accumulated deficit) .........................       1,617       (1,928)
                                                                    ---------    ---------
    Total stockholders' equity ..................................      29,173       26,036
                                                                    ---------    ---------

     Total liabilities and stockholders' equity .................   $ 446,858    $ 378,289
                                                                    =========    =========


     See accompanying notes to consolidated financial statements


                                   BCB BANCORP INC. AND SUBSIDIARY
                                  Consolidated Statements of Income
                                 For the three and nine months ended
                              September 30, 2005 and September 30, 2004
                                             (Unaudited)
                               (in thousands except for per share data)

                                                        Three Months Ended     Nine Months Ended
                                                             Sept. 30,             Sept. 30,
                                                        -------------------   -------------------
                                                          2005       2004       2005       2004
                                                        --------   --------   --------   --------
Interest income:
  Loans .............................................   $  4,859   $  3,824     13,741     10,706
  Securities ........................................      1,570      1,520      4,475      4,228
  Other interest-earning assets .....................         13         51         27        121
                                                        --------   --------   --------   --------
     Total interest income ..........................      6,442      5,395     18,243     15,055
                                                        --------   --------   --------   --------

Interest expense:
  Deposits:
     Demand .........................................         81         95        249        246
     Savings and club ...............................        984      1,023      3,059      2,905
     Certificates of deposit ........................      1,008        582      2,511      1,512
                                                        --------   --------   --------   --------
                                                           2,073      1,700      5,819      4,663
                                                        --------   --------   --------   --------

     Borrowed money .................................        386        136        696        327
                                                        --------   --------   --------   --------

       Total interest expense .......................      2,459      1,836      6,515      4,990
                                                        --------   --------   --------   --------

Net interest income .................................      3,983      3,559     11,728     10,065
Provision for loan losses ...........................        200         90        760        440
                                                        --------   --------   --------   --------

Net interest income, after provision for loan losses       3,783      3,469     10,968      9,625
                                                        --------   --------   --------   --------

Non-interest income:
   Fees and service charges .........................        146        137        403        407
   Gain on sales of loans originated for sale .......         52         46        157        109
   Loss on sale of non-performing loans .............         --         --         --        (56)
   Gain on sale of securities .......................         --         --         28         --
   Other ............................................          7          6         19         17
                                                        --------   --------   --------   --------
      Total non-interest income .....................        205        189        607        477
                                                        --------   --------   --------   --------

Non-interest expense:
   Salaries and employee benefits ...................      1,125      1,039      3,240      3,038
   Occupancy expense of premises ....................        187        175        511        498
   Equipment ........................................        436        365      1,170      1,076
   Advertising ......................................         34         48        111        100
   Other ............................................        313        296        934      1,202
                                                        --------   --------   --------   --------
      Total non-interest expense ....................      2,095      1,923      5,966      5,914
                                                        --------   --------   --------   --------

Income before income tax provision ..................      1,893      1,735      5,609      4,188
Income tax provision ................................        702        692      2,064      1,675
                                                        --------   --------   --------   --------

Net Income ..........................................   $  1,191   $  1,043   $  3,545   $  2,513
                                                        ========   ========   ========   ========

Net Income per common share-basic and diluted
           basic ....................................   $   0.32   $   0.28   $   0.95   $   0.68
                                                        ========   ========   ========   ========
           diluted ..................................   $   0.31   $   0.27   $   0.91   $   0.65
                                                        ========   ========   ========   ========

Weighted average number of common shares outstanding-
           basic ....................................      3,716      3,741      3,731      3,702
                                                        ========   ========   ========   ========
           diluted ..................................      3,901      3,836      3,910      3,870
                                                        ========   ========   ========   ========

     See accompanying notes to consolidated financial statements.


                                                    BCB BANCORP INC. AND SUBSIDIARY
                                        Consolidated Statement of Changes in Stockholders' Equity
                                             For the nine months ended September 30, 2005
                                                             (Unaudited)
                                                            (in thousands)


                                                           Additional         Treasury          Accumulated
                                        Common Stock     Paid-In Capital        Stock             Deficit            Total
                                       ---------------   ---------------   ---------------    ---------------    ---------------
Balance,  December 31, 2004 ........   $           239   $        27,725   $            --    $        (1,928)   $        26,036

Exercise of Stock Options ..........                --                14                --                 --                 14

Treasury Stock Purchases ...........                --                --              (422)                --               (422)

Net income for the nine months ended
     September 30, 2005 ............                --                --                --              3,545              3,545
                                       ---------------   ---------------   ---------------    ---------------    ---------------

Balance, September 30, 2005 ........   $           239   $        27,739   $          (422)   $         1,617    $        29,173
                                       ---------------   ---------------   ---------------    ---------------    ---------------





See accompanying notes to consolidated financial statements.



                                                                 3

                         BCB BANCORP INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                            For the nine months ended
                           September 30, 2005 and 2004
                                   (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                      Sept. 30,
                                                                --------------------
                                                                  2005        2004
                                                                --------------------
Cash flows from operating activities:
   Net Income ...............................................   $  3,545    $  2,513
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation .......................................        264         255
         Amortization and accretion, net ....................       (384)       (179)
         Provision for loan losses ..........................        760         440
         Deferred income tax ................................       (251)        (56)
         Loans originated for sale ..........................    (10,372)     (9,594)
         Proceeds from sale of loans originated for sale ....     10,074       9,703
        (Gain) on sale of loans originated for sale .........       (157)       (109)
         Loss on sale of non-performing loans ...............         --          56
        (Gain) on sale of securities held to maturity .......        (28)         --
         (Increase) in interest receivable ..................       (444)       (494)
         (Increase) in other assets .........................       (297)       (323)
         Increase in other liabilities ......................        398          88
                                                                --------    --------

                Net cash provided by operating activities ...      3,108       2,300
                                                                --------    --------

Cash flows from investing activities:
      Purchase of FHLB stock ................................     (2,176)         --
      Purchases of securities held to maturity ..............    (55,815)    (45,368)
      Proceeds from call of security held to maturity .......     18,755       9,500
      Proceeds from sales of securities held to maturity ....      7,373          --
      Proceeds from repayments on securities held to maturity      5,201       5,177
      Proceeds from sale of non-performing loans ............         --       1,072
      Net (increase) in loans receivable ....................    (39,634)    (47,196)
      Additions to premises and equipment ...................       (151)       (291)
                                                                --------    --------

             Net cash (used in) investing activities ........    (66,447)    (77,106)
                                                                --------    --------

Cash flows from financing activities:
      Net increase in deposits ..............................     14,634      74,684
      Net change in short-term borrowings ...................        400          --
      Stock options exercised ...............................         14       1,066
      Purchase of Treasury Stock ............................       (422)         --
      Proceeds of long-term borrowings ......................     50,000       4,124
                                                                --------    --------

             Net cash provided by financing activities ......     64,626      79,874
                                                                --------    --------

Net increase in cash and cash equivalents ...................      1,287       5,068
Cash and cash equivalents-begininng .........................      4,534      11,786
                                                                --------    --------

Cash and cash equivalents-ending ............................   $  5,821    $ 16,854
                                                                ========    ========

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes .......................................   $  2,138    $  1,845
                                                                ========    ========

         Interest ...........................................   $  6,239    $  4,868
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2005 or any other future interim period.

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

In October 2005, the Company announced that its Board of Directors had authorized a 25% stock dividend, payable as a 5-for-4 split, to stockholders of record on October 13, 2005. Such dividend was distributed on October 27, 2005. Basic and diluted earnings per share have been restated, as applicable, to give effect to the stock dividend.

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

                                                       Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                       ----------------------------    ---------------------------
                                                          2005            2004            2005             2004
                                                              (In Thousands, Except for Per Share Amounts)

Net Income as reported                                 $    1,191      $    1,043      $    3,545      $    2,513

Less: Total stock-based compensation expense,
      net of income taxes, included in reported
      net income                                               --              --              --              --

Add:  Total stock-based compensation expense,
      net of income taxes, that would have been
      included in the determination of net income
      if the fair value method had been applied to
      all grants                                             (110)           (363)           (352)           (418)
                                                       ----------      ----------      ----------      ----------

Pro forma net income                                   $    1,081      $      680      $    3,193      $    2,095
                                                       ----------      ----------      ----------      ----------

Net income per common share, as reported:
   Basic                                               $     0.32      $     0.28      $     0.95      $     0.68
   Diluted                                                   0.31            0.27            0.91            0.65
                                                       ----------      ----------      ----------      ----------

Pro forma net income per common share:

  Basic                                                $     0.29      $     0.18      $     0.86      $     0.57
  Diluted                                                    0.28            0.18            0.82            0.54
                                                       ----------      ----------      ----------      ----------

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

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Statement No. 123 (revised). Under the new rule, the Company is required to adopt Statement No. 123 (revised) in the first annual period beginning after June 15, 2005. The Company plans to utilize the modified prospective method and, based upon current analysis, estimates that expenses to be recorded for existing option grants will total approximately $372,000 in 2006 and $159,000 in 2007.

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

The Investment Company commenced operations in January 2005. Under New Jersey tax law, the Investment Company is subject to a 3.6% state income tax rate as compared to the 9.0% rate to which the Company and the Bank are subject. The Investment Company was brought into existence in order to reduce the overall tax burden of the consolidated Company. The presence of the Investment Company during the three and nine months ended September 30, 2005 resulted in an income tax savings of approximately $55,000 and $159,000 respectively.

On April 27, 2005, the Company announced that the Board of Directors had approved a stock repurchase program for the repurchase of up to 5% of the Company's outstanding common stock equal to approximately 150,000 shares. Through September 30, 2005, a total of 21,982 shares of Company common stock were repurchased at an aggregate cost of approximately $422,000. As a consequence of the Company's decision to raise additional capital, as described in the next paragraph, the Company has suspended its stock repurchase program.

On September 12, 2005, the Company announced that it had filed a registration statement with the Securities and Exchange Commission proposing to sell up to 920,000 shares, exclusive of any underwriter's over-allotment option of its common stock in a public offering. The Board of Directors has authorized an increase in the number of shares authorized to be sold in order to reflect the five for four stock dividend.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $68.6 million or 18.1% to $446.9 million at September 30, 2005 from $378.3 million at December 31, 2004. We continued to grow assets primarily through the origination of real estate loans and the purchase of Government Sponsored Enterprise, (GSE), investment securities funded primarily through cash flow provided by retail deposit growth, repayments and prepayments of loans as well as the mortgage backed security portfolio and the utilization of Federal Home Loan Bank advances.

Total cash and cash equivalents increased by $1.3 million or 28.9% to $5.8 million at September 30, 2005 from $4.5 million at December 31, 2004 and reflects the liquidity levels management believes is prudent in light of the investment alternatives available to the Bank in the current interest rate environment. Securities held-to-maturity increased by $24.6 million or 21.0% to $141.6 million at September 30, 2005 from $117.0 million at December 31, 2004. The increase was primarily attributable to the purchase of $55.8 million of callable agency securities partially offset by call options exercised on $18.8 million of callable agency securities, sales of $6.0 million of callable agency securities and $1.3 million of mortgage backed securities and $5.2 million of repayments and prepayments in the mortgage backed security portfolio during the nine months ended September 30, 2005. As the Company's securities are exclusively categorized as held-to-maturity, the Bank relied on an explanatory portion of FASB 115 to engage in the specific sales of agency securities.

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

Loans receivable increased by $39.7 million or 16.1% to $286.1 million at September 30, 2005 from $246.4 million at December 31, 2004. The increase resulted primarily from a $40.9 million increase in real estate mortgages comprising residential, commercial and construction loans, net of amortization and a $3.0 million increase in consumer loans, net of amortization, partially offset by a $4.3 million decrease in loan participations with other financial institutions and a $760,000 provision recorded in the allowance for loan losses. At September 30, 2005, the allowance for loan losses was $3.2 million.

Deposits increased by $14.7 million or 4.4% to $351.9 million at September 30, 2005 from $337.2 million at December 31, 2004. The increase resulted primarily from an increase during the nine months ended September 30, 2005 of $32.7 million in time deposit accounts and an increase of $5.7 million in transaction accounts, partially offset by a $23.9 million decrease in savings and club accounts as the Bank has experienced some deposit flow from lower cost savings and club balances to higher cost time deposits. Time deposit rates have increased during the nine months ended September 30, 2005 reflecting the increase in short term market interest rates. The Bank has been able to achieve the growth in deposits through competitive pricing on select deposit products.

Borrowed money increased by $50.4 million or 356.8% to $64.5 million at September 30, 2005 from $14.1 million at December 31, 2004. The increase in borrowings reflects the use of long-term Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities. During July and August 2005, we obtained $50.0 million in long-term advances from the Federal Home Loan Bank with a fixed rate. Such borrowings were at an average interest rate of 3.37% with a final maturity of ten years, callable after one year.

Stockholders' equity increased by $3.2 million or 12.3% to $29.2 million at September 30, 2005 from $26.0 million at December 31, 2004. The increase was primarily attributable to net income for the nine months ended September 30, 2005 of $3.5 million partially offset by $422,000 utilized to repurchase 21,982 shares of common stock under the Company's stock repurchase plan. At September 30, 2005 the Bank's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 7.98%, 11.17% and 12.23% respectively.

Results of Operations
Three Months

Net income increased by $148,000 or 14.2% to $1.19 million for the three months ended September 30, 2005 from $1.04 million for the three months ended September 30, 2004. The increase in net income was due to increases in net interest income and non-interest income partially offset by increases in non-interest expense, the provision for loan losses and income taxes. Net interest income increased by $424,000 or 11.9% to $4.0 million for the three months ended September 30, 2005 from $3.6 million for the three months ended September 30, 2004. This increase resulted primarily from an increase in average interest earning assets of $47.1 million or 13.0% to $410.3 million for the three months ended September 30, 2005 from $363.2 million for the three months ended September 30, 2004, funded primarily through an increase in average interest bearing liabilities of $38.6 million or 11.8% to $364.7 million for the three months ended September 30, 2005 from $326.1 million for the three months ended September 30, 2004, partially offset by a decrease in the net interest margin to 3.88% for the three months ended September 30, 2005 from 3.92% for the three months ended September 30, 2004.

Interest income on loans receivable increased by $1.04 million or 27.2% to $4.86 million for the three months ended September 30, 2005 from $3.82 million for the three months ended September 30, 2004. The increase was primarily attributable to an increase in average loans receivable of $54.8 million or 24.1% to $282.4 million for the three months ended September 30, 2005 from $227.6 million for the three months ended September 30, 2004, and an increase in the average yield on loans receivable to 6.88% for the three months ended September 30, 2005 from 6.72% for the three months ended September 30, 2004. The increase in average loans reflects management's philosophy to originate higher yielding loans, specifically commercial real estate loans. The increase in average yield reflects higher yields on loans having interest rates which are based on short-term indices such as the prime rate which have been rising faster then longer term interest rates.

Interest income on securities held-to-maturity increased by $50,000 or 3.3% to $1.57 million for the three months ended September 30, 2005 from $1.52 million for the three months ended September 30, 2004. This increase was primarily due to an increase in the average balance of securities held-to-maturity of $10.4 million or 9.1% to $124.8 million for the three months ended September 30, 2005 from $114.4 million for the three months ended September 30, 2004, partially offset by a decrease in the average yield on securities held-to-maturity to 5.03% for the three months ended September 30, 2005 from 5.32% for the three months ended September 30, 2004. The decrease in average yield reflects the lower interest rate environment for securities in 2005 as compared to 2004. The increase in average balance reflects management's philosophy to purchase investments, to the extent that the opportunity to originate higher yielding loans, consistent with our underwriting criteria fails to exist in an effort to achieve higher returns.

Interest income on other interest-earning assets decreased by $38,000 or 74.5% to $13,000 for the three months ended September 30, 2005 from $51,000 for the three months ended September 30, 2004. This decrease was primarily due to a $18.2 million or 85.4% decrease in the average balance of other interest-earning assets to $3.1 million for the three months ended September 30, 2005 from $21.3 million for the three months ended September 30, 2004, partially offset by an increase in the average yield on other interest-earning assets to 1.68% for the three months ended September 30, 2005 from 0.96% for the three months ended September 30, 2004. The decrease in average balance reflects management's philosophy to deploy funds in higher yielding investments such as commercial real estate loans and securities in an effort to achieve higher returns.

Total interest expense increased by $623,000 or 33.9% to $2.46 million for the three months ended September 30, 2005 from $1.84 million for the three months ended September 30, 2004. The increase resulted primarily from an increase in average interest bearing liabilities of $38.6 million or 11.8% to $364.7 million for the three months ended September 30, 2005 from $326.1 million for the three months ended September 30, 2004, and an increase in the average cost of interest bearing liabilities to 2.70% for the three months ended September 30, 2005 from 2.25% for the three months ended September 30, 2004.

The provision for loan losses totaled $200,000 and $90,000 for the three-month periods ended September 30, 2005 and 2004, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are possible and estimable. During the three months ended September 30, 2005, the Bank charged off $13,000 of loans deemed uncollectible. During the three months ended September 30, 2004, the Bank did not charge off any loans and recorded $35,000 in recoveries of loans previously charged off. The Bank had non-performing loans totaling $1.16 million or 0.40% of gross loans at September 30, 2005, $1.17 million or 0.42% of gross loans at June 30, 2005 and $945,000 or 0.40% of gross loans at September 30, 2004. The allowance for loan losses stood at $3.2 million or 1.10% of gross loans at September 30, 2005, $3.0 million or 1.07% of gross loans at June 30, 2005 and $2.4 million or 1.00% of gross loans at September 30, 2004. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2005, June 30, 2005 and September 30, 2004.

Total non-interest income increased by $16,000 to $205,000 for the three months ended September 30, 2005 from $189,000 for the three months ended September 30, 2004. The increase in non-interest income resulted primarily from an $9,000 increase in service fees and charges to $146,000 for the three months ended September 30, 2005 from $137,000 for the three months ended September 30, 2004, a $6,000 increase in gain on sales of loans originated for sale to $52,000 for the three months ended September 30, 2005 from $46,000 for the three months ended September 30, 2004 and a $1,000 increase in other income for the comparative three month time periods.

Total non-interest expense increased by $172,000 or 8.9% to $2.1 million for the three months ended September 30, 2005 from $1.9 million for the three months ended September 30, 2004. The increase in the three-month period in 2005 was primarily due to an increase of $86,000 in salaries and employee benefits expense to $1.13 million for the three months ended September 30, 2005 from $1.04 million for the three months ended September 30, 2004 due to normal salary increases and increased personnel levels commensurate with an increase in Company's balance sheet. Equipment expense increased $71,000 to $436,000 for the three months ended September 30, 2005 from $365,000 for the three months ended September 30, 2004. The primary component of this expense represents data service provider expense which increases with the asset growth of the Bank. Occupancy expense increased by $12,000 to $187,000 for the three months ended September 30, 2005 from $175,000 for the three months ended September 30, 2004 as the Bank is incurring higher costs for our three facilities. Advertising expense decreased $14,000 to $34,000 for the three months ended September 30, 2005 from $48,000 for the three months ended September 30, 2004. Other non-interest expense increased by $17,000 to $313,000 for the three months ended September 30, 2005 from $296,000 for the three months ended September 30, 2004. Other non-interest expense is comprised of stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $10,000 to $702,000 for the three months ended September 30, 2005 from $692,000 for the three months ended September 30, 2004 reflecting increased pre-tax income earned during the three month time period ended September 30, 2005 partially offset by the formation of BCB Holding Company Investment Corp., (the "Investment Company"). The Investment Company, a New Jersey Investment Company wholly owned by the Bank, is subject to a state income tax rate of 3.6% as compared to the 9.0% rate paid by the Company and the Bank. The Investment Company was funded by a transfer of securities from the Bank. The utilization of the Investment Company to hold investments during the quarter ended September 30, 2005 reduced consolidated income tax expenses by approximately $55,000 reducing the consolidated effective income tax rate to 37.1% as compared to 39.9% for the quarter ended September 30, 2004.

Results of Operations
Nine Months

Net income increased by $1.0 million or 41.1% to $3.5 million for the nine months ended September 30, 2005 from $2.5 million for the nine months ended September 30, 2004. The increase in net income is due to increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses, non-interest expense and income taxes. Net interest income increased by $1.66 million or 16.5% to $11.73 million for the nine months ended September 30, 2005 from $10.07 million for the nine months ended September 30, 2004. This increase resulted primarily from an increase in average interest earning assets of $53.4 million or 15.8% to $391.0 million for the nine months ended September 30, 2005 from $337.6 million for the nine months ended

September 30, 2004 funded primarily through an increase in average interest bearing liabilities of $43.6 million or 14.4% to $346.0 million for the nine months ended September 30, 2005 from $302.4 million for the nine months ended September 30, 2004. The increase in net interest income was also aided by an increase in the net interest margin to 4.00% for the nine months ended September 30, 2005 from 3.99% for the nine months ended September 30, 2004.

Interest income on loans receivable increased by $3.0 million or 28.0% to $13.7 million for the nine months ended September 30, 2005 from $10.7 million for the nine months ended September 30, 2004. The increase was primarily attributable to an increase in average loans receivable of $55.8 million or 26.1% to $269.3 million for the nine months ended September 30, 2005 from $213.5 million for the nine months ended September 30, 2004, and an increase in the average yield on loans receivable to 6.80% for the nine months ended September 30, 2005 from 6.68% for the nine months ended September 30, 2004. The increase in average loans reflects management's philosophy to originate higher yielding loan products, specifically commercial real estate loans.

Interest income on securities held-to-maturity increased by $247,000 or 5.8% to $4.48 million for the nine months ended September 30, 2005 from $4.23 million for the nine months ended September 30, 2004. The increase was primarily due to an increase in the average balance of securities held-to-maturity of $13.2 million or 12.6% to $117.9 million for the nine months ended September 30, 2005 from $104.7 million for the nine months ended September 30, 2004 partially offset by a decrease in the average yield on securities held-to-maturity to 5.06% for the nine months ended September 30, 2005 from 5.39% for the nine months ended September 30, 2004. The increase in average balance reflects management's philosophy to purchase investments to the extent that the opportunity to invest in higher yielding loans consistent with our underwriting criteria fails to exist. The decrease in average yield reflects the lower interest rate environment for investment securities in 2005 as compared to 2004.

Interest income on other interest-earning assets decreased by $94,000 or 77.7% to $27,000 for the nine months ended September 30, 2005 from $121,000 for the nine months ended September 30, 2004. This decrease was primarily due to a decrease of $15.6 million or 80.4% in the average balance of other interest-earning assets to $3.8 million for the nine months ended September 30, 2005 from $19.4 million for the nine months ended September 30, 2004 partially offset by a slight increase in the average yield on other interest-earning assets to 0.94% for the nine months ended September 30, 2005 from 0.83% for the nine months ended September 30, 2004. The decrease in average balance reflects management's philosophy to deploy funds in higher yielding instruments such as commercial real estate loans and securities in an effort to achieve higher returns.

Total interest expense increased by $1.5 million or 30.6% to $6.5 million for the nine months ended September 30, 2005 from $5.0 million for the nine months ended September 30, 2004. The increase resulted primarily from an increase in average interest bearing liabilities of $43.6 million or 14.4% to $346.0 million for the nine months ended

September 30, 2005 from $302.4 million for the nine months ended September 30, 2004, and an increase in the average cost of interest bearing liabilities to 2.51% for the nine months ended September 30, 2005 from 2.20% for the nine months ended September 30, 2004.

The provision for loan losses totaled $760,000 and $440,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are possible and estimable. During the nine months ended September 30, 2005, the Bank recorded $99,000 in loan charge-offs and $11,000 in recoveries of previously charged off loans. During the nine months ended September 30, 2004, the Bank recorded $219,000 in loan charge-offs related to the foreclosure of five loans, which were resolved by the Bank taking ownership of the underlying loan collateral and $35,000 in recoveries of previously charged off loans. The Bank had non-performing loans totaling $1.16 million or 0.40% of gross loans at September 30, 2005, $1.17 million or 0.42% of gross loans at June 30, 2005, and $945,000 or 0.40% of gross loans at September 30, 2004. The allowance for loan losses stood at $3.2 million or 1.10% of gross loans at September 30, 2005, $3.0 million or 1.07% of gross loans at June 30, 2005 and $2.4 million or 1.00% of gross loans at September 30, 2004. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2005, June 30, 2005 and September 30, 2004.

Total non-interest income increased by $130,000 to $607,000 for the nine months ended September 30, 2005 from $477,000 for the nine months ended September 30, 2004. The increase in non-interest income resulted primarily from a $56,000 decrease in losses on sales of non-performing loans as the Bank did not sell any such loans or record any gain or loss therefrom during the nine months ended September 30, 2005 as compared to a $56,000 loss recorded during the nine months ended September 30, 2004, and increases of $28,000 on gain on sale of securities and $48,000 on gains on sale of loans originated for sale. The aforementioned gain on sale of securities was accomplished from securities originally designated as held-to-maturity. Because of certain language located in the text of FASB 115 specified earlier allows for the sale of securities designated as held-to-maturity if certain criteria are met, management undertook the research necessary to make their determination that such sales were permitted. Upon scrutiny of the text and concurrence and confirmation with the Company's independent external auditor, the allowable transactions were consummated.

Total non-interest expense increased by $52,000 or 0.9% to $6.0 million for the nine months ended September 30, 2005 from $5.9 million for the nine months ended September 30, 2004. The increase in the nine-month period in 2005 was primarily due to an increase of $320,000 or 6.8% in aggregate in the categories of salaries and benefits, occupancy, equipment and advertising expense. This increase was partially offset by a decrease of $268,000 or 22.3% in other non-interest expense. Other non-interest expense is comprised of director fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The decrease in other non-interest expense is primarily attributable to decreased legal, professional and shareholder relation expense, as the Company incurred expenses associated with a contested proxy contest initiated by an opposing slate of directors during the nine months ended September 30, 2004. No such additional expenses were incurred during the nine months ended September 30, 2005.

Income tax expense increased $389,000 to $2.06 million for the nine months ended September 30, 2005 from $1.68 million for the nine months ended September 30, 2004 reflecting increased pre-tax income earned during the nine month time period ended September 30, 2005 partially offset by the formation of BCB Holding Company Investment Corp., (the Investment Company"). The Investment Company, a New Jersey Investment Company wholly owned by the Bank, is subject to a state income tax rate of 3.6% as compared to the 9.0% rate paid by the Company and the Bank. The Investment Company was funded by a transfer of securities from the Bank. The utilization of the Investment Company to hold investments during the nine months ended September 30, 2005 reduced consolidated income tax expenses by approximately $159,000 and reduced the consolidated effective income tax rate to 36.8% as compared to 40.0% for the nine months ended September 30, 2004.

Item 3. Quantitative and Qualitative Analysis of Market Risk

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

The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2005, the latest data for which this information is available. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions were made in preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2005. The following sets forth the Company's NPV as of June 30, 2005.

                                                            NPV as a % of Assets
Change in      Net Portfolio   $ Change from  % Change from --------------------
Calculation        Value            PAR            PAR       NPV Ratio   Change
-----------        -----            ---            ---       ------------------
+300bp           $ 34,522        $(20,782)       -37.58%        9.54%  -424 bps
+200bp             42,756         (12,548)       -22.69        11.42   -236 bps
+100bp             49,687          (5,617)       -10.16        12.82   -96  bps
  PAR              55,304            --            --          13.78    --  bps
-100bp             54,868            (436)       -0.79         13.39   -39  bps
-200bp             52,021          (3,283)       -5.94         12.50   -128 bps
bp - basis points

The table above indicates that at June 30, 2005, in the event of a 100 basis point decrease in interest rates, we would experience a 0.79% decrease in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 10.16% decrease in NPV.

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

The Company has not sold any securities during the past three years. In connection with the Plan of Acquisition completed on May 1, 2003 the Bank reorganized into the holding company form of ownership and each share of Bank common stock became a share of Company common stock. No new capital was received in the reorganization. During the last three months the Company did not engage in any stock repurchases. As a consequence of the Company's decision to raise additional capital, as described in the next paragraph, the Company has suspended its stock repurchase program.

Lastly, as of September 9, 2005, the Company has filed an S-1 registration statement with the Securities and Exchange Commission to sell up to 920,000 shares of common stock in the Company. This statement is subject to review and approval by the Securities and Exchange Commission and subject to amendment by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.