Form 10-K
period 2005-12-31
BCB BANCORP INC
filed 2006-03-16
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ______________________

                          Commission File No. 000-50275

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. YES [_] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YE [_] NO [X]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]   Accelerated Filer [_]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

     As of March 6, 2006, there were issued and outstanding 5,002,581 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2005, ($15.48) was $46.8 million (adjusted to reflect the five for four stock dividend paid on October 27, 2005).

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).

                                TABLE OF CONTENTS

Item                                                                 Page Number
----                                                                 -----------
Item 1.   Business.............................................................1
Item 1a. Risk factors.........................................................28
Item 1b. Unresolved staff comments............................................32
Item 2.  Properties...........................................................32
Item 3.  Legal proceedings....................................................32
Item 4.  Submission of matters to a vote of security holders..................32
Item 5.  Market for registrant's common equity, related stock holder matters and issuer repurchases of equity securities..................32
Item 6.  Selected consolidated financial data.................................33
Item 7.  Management's discussion and analysis of financial condition and results of  operations...........................................34
Item 7a. Quantitative and qualitative disclosures about market risk...........49
Item 8.  Financial statements and supplementary data..........................50
Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure.............................................50
Item 9a. Controls and procedures..............................................51
Item 9b. Other information....................................................51
Item 10. Directors and executive officers of the registrant...................51
Item 11. Executive compensation...............................................52
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters........ ............................52
Item 13. Certain relationships and related transactions.......................52
Item 14. Principal accountant fees and services...............................52
Item 15. Exhibits and financial statement schedules...........................52

                                     PART I

ITEM 1. BUSINESS
----------------

BCB Bancorp, Inc.
-----------------

     BCB Bancorp, Inc. (the "Company") is a New Jersey corporation, which on May 1, 2003 became the holding company parent of Bayonne Community Bank (the "Bank"). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of Bayonne Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. At December 31, 2005 we had $466.2 million in consolidated assets, $362.9 million in deposits and $47.8 million in consolidated stockholders' equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

Recent Events
-------------

     BCB Bancorp, Inc. conducted a secondary public stock offering during the fourth quarter of 2005. The Company sold 1,265,000 shares of its common stock for an aggregate offering price of $19.3 million. The Company offered 1,100,000 shares of its common stock, (with an over-allotment option of 165,000 shares) to the public at a price of $15.25. The stock offering was underwritten by Janney Montgomery Scott LLC on a firm commitment basis. The Company's registration statement on Form S-1 (Commission File No. 333-128214) was declared effective by the Securities and Exchange Commission on December 13, 2005. The Company also filed a rule 462 registration statement on Form S-1 (Commission File No. 333-130307) which was effective upon filing on December 14, 2005. The sale of the 1.1 million shares was completed on December 19, 2005, and the over-allotment was exercised in full on January 5, 2006. Expenses of the stock offering (including the underwriter's discount) were $1.4 million and were paid to the underwriters, underwriters' counsel, our counsel, our printer and our transfer agent. Net proceeds from the stock offering of approximately $17.9 million will be available for contribution to capital, for use in lending and investing activities, for branch expansion and for general corporate purposes. In the short-term, the net proceeds have been invested in overnight funds until we are able to deploy the proceeds as described above.

     In connection with the secondary public stock offering, the Company was approved for listing on the Nasdaq National Market. The Company began trading on Nasdaq National Market on December 14, 2005 under the symbol "BCBP."

     On October 27, 2005, the Company paid a 25% stock dividend to stockholders of record as of the close of business on October 13, 2005.

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

     We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and invest funds held in deposit accounts at the bank, together with funds generated from operations, in investment securities and loans. We offer our customers:

     o loans, including commercial and multi-family real estate loans, one- to four-family mortgage loans, home equity loans, construction loans, consumer loans and commercial business loans. In recent years the primary growth in our loan portfolio has been in loans secured by commercial real estate and multi-family properties;
     o FDIC-insured deposit products, including savings and club accounts, non-interest bearing accounts, money market accounts, certificates of deposit and individual retirement accounts; and
     o retail and commercial banking services including wire transfers, money orders, traveler's checks, safe deposit boxes, a night depository, federal payroll tax deposits, bond coupon redemption and automated teller services.

Business Strategy
-----------------

     Our business strategy is to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service. Managements' and the Board of Directors' extensive knowledge of the Hudson County market differentiates us from our competitors.
Our business strategy incorporates the following elements: maintaining a community focus, focusing on profitability, continuing our growth, concentrating on real estate based lending, capitalizing on market dynamics, providing attentive and personalized service and attracting highly qualified and experienced personnel.

     Maintaining a community focus. Our management and Board of Directors have strong ties to the Bayonne community. Many members of the management team are Bayonne natives and are active in the community through non-profit board membership, local business development organizations, and industry associations. In addition, our board members are well established professionals and business people in the Bayonne area. Management and the Board are interested in making a lasting contribution to the Bayonne community and have succeeded in attracting deposits and loans through attentive and personalized service.

     Focusing on profitability. On an operational basis, we achieved profitability in our tenth month of operation. For the year ended December 31, 2005, our return on average equity was 16.00% and our return on average assets was 1.14%. Our earnings per diluted share increased from $0.43 for the year ended December 31, 2002 to $1.20 for the year ended December 31, 2005, a compound annual growth rate of 40.8%. We achieved this earnings growth by focusing on low-cost deposits and by tightly controlling our non-interest expenses. Management is committed to maintaining profitability by diversifying the services we offer. We have a mortgage banking division as well as a leasing division to increase our fee-based income.

     Continuing our growth. We have consistently increased our assets. From December 31, 2002 to December 31, 2005, our assets have increased from $183.1 million to $466.2 million. Over the same time period, our loan balances have increased from $122.1 million to $284.5 million, while deposits have increased from $163.5 million to $362.9 million. In addition, we have maintained our asset quality ratios while growing the loan portfolio. At December 31, 2005, our non-performing assets to total assets ratio was 0.22%.

     Concentrating on real estate-based lending. A primary focus of our business strategy is to originate loans secured by commercial and multi-family properties. Such loans provide higher returns than loans secured by one- to four-family real estate. As a result of our underwriting practices, including debt service requirements for commercial real estate and multi-family loans, management believes that such loans offer us an opportunity to obtain higher returns.

     Capitalizing on market dynamics. The consolidation of the banking industry in Hudson County has created the need for a customer focused banking institution. This consolidation has moved decision making away from local, community-based banks to much larger banks headquartered outside of New Jersey.

     Providing attentive and personalized service. Management believes that providing attentive and personalized service is the key to gaining deposit and loan relationships in Bayonne and its surrounding communities. Since inception, our branches have been open 7 days per week.

     Attracting highly experienced and qualified personnel. An important part of our strategy is to hire bankers who have prior experience in the Hudson County market as well as pre-existing business relationships. Our management team has an average of 27 years of banking experience, while our lenders and branch personnel have significant prior experience at community banks and regional banks in Hudson County. It is a fundamental belief of management that having knowledge of the Hudson County market is a critical element in the success of Bayonne Community Bank. Management's extensive knowledge of the local communities has allowed us to develop and implement a highly focused and disciplined approach to lending and has enabled the bank to attract a high percentage of low cost deposits.

Our Market Area
---------------

     We are located in the City of Bayonne, Hudson County, New Jersey. The Bank's locations are easily accessible to provide convenient services to businesses and individuals throughout our market area.

     Our market area includes the city of Bayonne, Jersey City and portions of Hoboken, New Jersey. These areas are all considered "bedroom" or "commuter" communities to Manhattan. Our market area is well-served by a network of arterial roadways including Route 440 and the New Jersey Turnpike.

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

                                                                       At December 31,
                                 ---------------------------------------------------------------------------------------------
                                        2005               2004               2003              2002                2001
                                 -----------------  -----------------  ----------------   ----------------   -----------------
                                                                     (Dollars in Thousands)
                                  Amount   Percent   Amount   Percent   Amount   Percent   Amount  Percent    Amount   Percent
                                  ------   -------   ------   -------   ------   -------   ------  -------    ------   -------
Type of loans:
Real estate loans:
  One-to four-family             $ 34,901   12.11%  $ 34,855   13.98%  $ 33,913   17.74%  $ 25,475   20.64%  $  9,099   20.04%
  Construction                     28,743    9.98     19,209    7.70     10,009    5.24      4,278    3.47      1,241    2.73
  Home equity                      24,297    8.43     20,629    8.27     16,825    8.80     14,106   11.43      9,374   20.64
  Commercial and multi-family     185,170   64.26    158,755   63.68    115,160   60.25     65,842   53.34     21,883   48.19
Commercial business                14,578    5.06     15,123    6.07     14,048    7.35     12,934   10.48      2,988    6.58
Consumer                              456    0.16        744    0.30      1,183    0.62        800    0.64        826    1.82
                                 --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total                         288,145  100.00%   249,315  100.00%   191,138  100.00%   123,435  100.00%    45,411  100.00%
                                 --------  ======   --------  ======   --------  ======   --------  ======   --------  ======
Less:
Deferred loan (costs) fees, net       604                429                239                117                 26
Allowance for possible loan         3,090              2,506              2,113              1,233                412
                                 --------           --------           --------           --------           --------
losses
    Total loans, net             $284,451           $246,380           $188,786           $122,085           $ 44,973
                                 ========           ========           ========           ========           ========

     Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2005. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. Variable-rate loans are shown as due at the time of repricing. The table does not include prepayments or scheduled principal repayments.

                                            Due after 1
                               Due within     through    Due after
                                 1 Year       5 Years      5 Years       Total
                                 ------       -------      -------       -----
                                                 (In Thousands)
One-to four-family............ $    1,071   $    3,505   $   30,325   $   34,901
Construction..................     27,375          664          704       28,743
Home equity...................      4,116        1,612       18,569       24,297
Commercial and multi-family...     10,620       61,480      113,070      185,170
Commercial business...........     11,738        1,662        1,178       14,578
Consumer......................        229          227           --          456
                               ----------   ----------   ----------   ----------
Total amount due.............. $   55,149   $   69,150   $  163,846   $  288,145
                               ==========   ==========   ==========   ==========

     Loans with Predetermined or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2005 that are due after December 31, 2006, and have predetermined interest rates and that have floating or adjustable interest rates.


                                                     Floating or
                                      Fixed Rates  Adjustable Rates     Total
                                      -----------  ----------------     -----
                                                    (In Thousands)
One- to four-family ................  $     30,934   $      2,896   $     33,830
Construction .......................         1,080            288          1,368
Home equity ........................        20,181             --         20,181
Commercial and multi-family ........       108,769         65,781        174,550
Commercial business ................         2,840             --          2,840
Consumer ...........................           227             --            227
                                      ------------   ------------   ------------
Total amount due ...................  $    164,031   $     68,965   $    232,996
                                      ============   ============   ============

     Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years. Our largest commercial loan had a principal balance of $2.6 million at December 31, 2005, and was secured by a mixed use property comprised of retail and office facilities. Our largest multi-family loan had a principal balance of $1.5 million at December 31, 2005. Both loans were performing in accordance with their terms on that date.

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

     One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance. We originate both fixed rate and adjustable rate loans. One- to four-family loans may have terms of up to 30 years. The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years. We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30-year amortization period. We offer these loans with a fixed rate for the first five years with repricing following every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan. In August 2003, through our mortgage banking division, we began to broker for a third party lender one-to four-family residential loans, which were primarily fixed rate loans with terms of 30 years. Our loan brokerage activities permit us to offer customers longer-term fixed rate loans we would not otherwise originate while providing a source of fee income. During 2005, we brokered $17.1 million in one-to four-family loans and received $252,000 in fee income from the sale of such loans.

     All of our one- to four-family mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

     Property appraisals on real estate securing our single-family residential loans are made by state certified and licensed independent appraisers approved by our Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. At our discretion, we obtain either title insurance policies or attorneys' certificates of title, on all first mortgage real estate loans originated. We also require fire and casualty insurance on all properties securing our one-to four-family loans. We also require the borrower to obtain flood insurance where appropriate. In some instances, we charge a fee equal to a percentage of the loan amount commonly referred to as points.

     Construction Loans. We offer loans to finance the construction of various types of commercial and residential property. We originated $35.8 million of such loans during the year ended December 31, 2005. Construction loans to builders generally are offered with terms of up to eighteen months and interest rates are tied to prime rate plus a margin. These loans generally are offered as adjustable rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. At December 31, 2005, our largest construction loan was $2.2 million, of which $612,000 was disbursed. This construction loan has been made for the construction of residential properties. At December 31, 2005 this loan was performing in accordance with its terms.

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

     Home Equity Loans and Home Equity Lines of Credit. We offer home equity loans and lines of credit that are secured by the borrower's primary residence. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 15 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one- to four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral. At December 31, 2005, the outstanding balances of home equity loans and lines of credit totaled $24.3 million, or 8.4% of our loan portfolio.

     Commercial Business Loans. Our commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. Our underwriting standards for commercial business loans include a review of the applicant's tax returns, financial statements, credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. Commercial business loans are generally made to small and mid-sized companies located within the State of New Jersey. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. Our largest commercial business loan at December 31, 2005 had a principal balance of $1.3 million and was secured by marketable equity securities. We have also received personal guarantees from the borrower, principals of the borrower and a director of BCB Bancorp, Inc.

     Commercial business loans generally have higher rates and shorter terms than one- to four-family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business.

     Consumer Loans. We make various types of secured and unsecured consumer loans and loans that are collateralized by new and used automobiles. Consumer loans generally have terms of three years to ten years.

     Consumer loans are advantageous to us because of their interest rate sensitivity, but they also involve more credit risk than residential mortgage loans because of the higher potential for default, the nature of the collateral and the difficulty in disposing of the collateral.

     The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                       Years Ended December 31,
                                          ----------------------------------------------------
                                            2005       2004       2003       2002       2001
                                          --------   --------   --------   --------   --------
                                                             (In thousands)
Beginning of period ...................   $249,315   $191,138   $123,435   $ 45,411   $  1,481
                                          --------   --------   --------   --------   --------

Originations by Type:
   Real estate mortgage:
     One- to four-family residential ..      4,299      4,103     22,768     20,000      9,318
     Construction .....................     35,765     19,326      6,392      2,737        902
     Home equity ......................     13,998     14,212      9,393      8,711      9,961
     Commercial and multi-family ......     70,471     64,219     62,966     47,676     16,883
   Commercial business ................      8,968      8,628      2,544     10,846      3,022
   Consumer ...........................        203        284        924        537        973
                                          --------   --------   --------   --------   --------
       Total loans originated .........    133,704    110,772    104,987     90,507     41,059
                                          --------   --------   --------   --------   --------

Purchases:
   Real estate mortgage:
     One- to four-family residential ..         --         --         --         --         --
     Construction .....................      3,645      4,289      2,223        300        338
     Home equity ......................         --         --         --         --         --
     Commercial and multi-family ......         --      8,450      3,207      2,794      5,318
   Commercial business ................      1,000         --         --         --         --
   Consumer ...........................         --         --         --         --         --
                                          --------   --------   --------   --------   --------
       Total loans purchased ..........      4,645     12,739      5,430      3,094      5,656
                                          --------   --------   --------   --------   --------

Sales:
   Real estate mortgage:
     One- to four-family residential ..         --         --         --         --         --
     Construction .....................      1,273        959         --         --         --
     Home equity ......................         --         --         --         --         --
   Commercial and multi-family ........         --        788      3,480      1,599         --
   Commercial business ................         --      1,128         --         --         --
   Consumer ...........................         --         --         --         --         --
                                          --------   --------   --------   --------   --------
       Total loans sold ...............      1,273      2,875      3,480      1,599         --
                                          --------   --------   --------   --------   --------

   Principal repayments ...............     98,246     62,459     39,234     13,978      2,785
                                          --------   --------   --------   --------   --------
       Total reductions ...............     99,519     65,334     42,714     15,577      2,785
                                          --------   --------   --------   --------   --------

Increase (decrease) in other items, net         --         --         --         --         --
                                          --------   --------   --------   --------   --------
       Net increase ...................     38,830     58,177     67,703     78,024     43,930
                                          --------   --------   --------   --------   --------

       Ending balance .................   $288,145   $249,315   $191,138   $123,435   $ 45,411
                                          ========   ========   ========   ========   ========

     Loan Approval Authority and Underwriting. We establish various lending limits for executive management and also maintain a loan committee. The loan committee is comprised of the Chairman of the Board, the President, the Senior Lending Officer and five non-employee members of the Board of Directors. The President or the Senior Lending Officer, together with one other loan officer, have authority to approve applications for real estate loans up to

$500,000, other secured loans up to $500,000 and unsecured loans up to $25,000. The loan committee considers all applications in excess of the above lending limits and the entire board of directors ratifies all such loans.

     Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal is required for the underwriting of all one- to four-family loans. We may rely on an estimate of value of real estate performed by our Senior Lending Officer for home equity loans or lines of credit of up to $250,000. Appraisals are processed by state certified independent appraisers approved by the Board of Directors.

     An attorney's certificate of title is required on all newly originated real estate mortgage loans. In connection with refinancing and home equity loans or lines of credit in amounts up to $250,000, we will obtain a record owner's search in lieu of an attorney's certificate of title. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

     Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2005, our outstanding loan origination commitments totaled $15.0 million, outstanding construction loans in progress totaled $20.0 million and undisbursed lines of credit totaled $10.2 million.

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

     Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 120 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2005, we had $787,000 in non-accruing loans. Our largest exposure of non-performing loans at that date consisted of two loans to a borrower, which in the aggregate had a principal balance of $555,000. The loans comprising this lending relationship are secured by a commercial building. In January 2005, we had an appraisal completed on the commercial building. At that time, the property was appraised for $995,000. The borrower has filed for bankruptcy protection. Consequently, we cannot be assured that we will not incur a loss on our loans to this borrower. At December 31, 2005, we had two loans totaling $245,000 that were delinquent 90 days or more and accruing.

     A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one-to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired and a loan is not impaired during a period of delay in payment, if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2005, we had three loans totaling $705,000 which are classified as impaired and on which loan loss allowances totaling $214,000 have been established. During 2005, interest income of $7,000 was recognized on impaired loans.

         The following table sets forth delinquencies in our loan portfolio as of the dates indicated:


                                            At December 31, 2005                        At December 31, 2004
                                  -----------------------------------------    ------------------------------------------
                                       60-89 Days         90 Days or More           60-89 Days          90 Days or More
                                  -------------------   -------------------    -------------------    -------------------
                                   Number   Principal             Principal              Principal              Principal
                                     of      Balance     Number    Balance      Number    Balance      Number    Balance
                                    Loans    of Loans   of Loans   of Loans    of Loans   of Loans    of Loans   of Loans
                                  --------   --------   --------   --------    --------   --------    --------   --------
                                                               (Dollars in thousands)
Real estate mortgage:
  One- to four-
   family residential .........         --   $     --          1   $     79          --   $     --           1   $    173
  Construction ................         --         --         --         --          --         --          --         --
  Home equity .................         --         --         --         --           1         29          --         --
  Commercial and multi-family .         --         --          4        803          --         --           1        313
                                  --------   --------   --------   --------    --------   --------    --------   --------
  Total .......................         --         --          5        882           1         29           2        486

Commercial business ...........         --         --          1        150           1        123           3        515
Consumer ......................         --         --         --         --          --         --           1          3
                                  --------   --------   --------   --------    --------   --------    --------   --------
       Total delinquent loans .         --   $     --          6   $  1,032           2   $    152           6   $  1,004
                                  ========   ========   ========   ========    ========   ========    ========   ========

Delinquent loans to total loans         --        --%                  0.36%                  0.06%                  0.40%
                                  ========  ========               ========               ========               ========


                                            At December 31, 2003                        At December 31, 2002
                                  -----------------------------------------    ------------------------------------------
                                       60-89 Days         90 Days or More           60-89 Days          90 Days or More
                                  -------------------   -------------------    -------------------    -------------------
                                   Number   Principal             Principal              Principal              Principal
                                     of      Balance     Number    Balance      Number    Balance      Number    Balance
                                    Loans    of Loans   of Loans   of Loans    of Loans   of Loans    of Loans   of Loans
                                  --------   --------   --------   --------    --------   --------    --------   --------
                                                               (Dollars in thousands)
Real estate mortgage:
  One- to four-
    family residential ......          1   $    103          --   $     --          --   $     --         --   $     --
  Construction ..............         --         --          --         --          --         --         --         --
  Home equity ...............         --         --          --         --          --         --         --         --
  Commercial and multi-family         --         --          --         --          --         --         --         --
                                --------   --------    --------   --------    --------   --------   --------   --------
  Total .....................          1        103          --         --          --         --         --         --

Commercial business .........          3        355           3        386          --         --          1         67
Consumer ....................         --         --          --         --          --         --         --         --
                                --------   --------    --------   --------    --------   --------   --------   --------
       Total delinquent loans          4   $    458           3   $    386          --   $     --          1   $     67
                                ========   ========    ========   ========    ========   ========   ========   ========

Delinquent loans to total
 loans ......................                  0.24%                  0.20%                    --%                 0.05%
                                           ========               ========               ========              ========


                                          At December 31, 2001
                                -----------------------------------------
                                     60-89 Days         90 Days or More
                                -------------------   -------------------
                                 Number   Principal             Principal
                                   of      Balance     Number    Balance
                                  Loans    of Loans   of Loans   of Loans
                                --------   --------   --------   --------
Real estate mortgage:
  One- to four-
    family residential ......         --   $     --          --  $     --
  Construction ..............         --         --          --        --
  Home equity ...............         --         --          --        --
  Commercial and multi-family         --         --          --        --
                                --------   --------    --------  --------
  Total .....................         --         --          --        --

Commercial business .........          1         12          --        --
Consumer ....................          3         14          --        --
                                --------   --------    --------  --------
       Total delinquent loans          4   $     26          --  $     --
                                ========   ========    ========  ========

Delinquent loans to total
 loans ......................                  0.06%                   --%
                                           ========              --------

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

                                                               At December 31,
                                               ----------------------------------------------
                                                2005      2004      2003      2002      2001
                                               ------    ------    ------    ------    ------
                                                           (Dollars in thousands)
Non-accruing loans:
-------------------
   One- to four-family residential .........   $   --    $  173    $   --    $   --    $   --
   Construction ............................       --        --        --        --        --
   Home equity .............................       --        --        --        --        --
   Commercial and multi-family .............      637       313        67        67        --
   Commercial business .....................      150        67        --        --        --
   Consumer ................................       --        --        --        --        --
                                               ------    ------    ------    ------    ------
     Total .................................      787       553        67        67        --
                                               ------    ------    ------    ------    ------

Accruing loans delinquent more than 90 days:
--------------------------------------------
   One- to four-family residential .........       --        --        --        --        --
   Construction ............................       --        --        --        --        --
   Home equity .............................       --        --        --        --        --
   Commercial and multi-family .............      166        --       319        --        --
   Commercial business .....................       --       448        --        --        --
   Consumer ................................       79         3        --        --        --
                                               ------    ------    ------    ------    ------
     Total .................................      245       451       319        --        --
                                               ------    ------    ------    ------    ------

Total non-performing loans .................    1,032     1,004       386        67        --
Foreclosed assets ..........................       --         6        --        --        --
                                               ------    ------    ------    ------    ------

Total non-performing assets ................   $1,032    $1,010    $  386    $   67    $   --
                                               ======    ======    ======    ======    ======
Total non-performing assets as a percentage      0.22%     0.27%     0.13%     0.04%      --%
                                               ======    ======    ======    ======    ======
  of total assets
Total non-performing loans as a percent
  of total loans ...........................     0.36%     0.40%     0.20%     0.05%      --%
                                               ======    ======    ======    ======    ======

     For the year ended December 31, 2005, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $66,000. We received and recorded $10,000 in interest income for such loans for the year ended December 31, 2005.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                            Years Ended December 31,
                                                 ---------------------------------------------
                                                  2005      2004      2003     2002      2001
                                                 ------    ------    ------   ------    ------
                                                            (Dollars in thousands)
Balance at beginning of period ...............   $2,506    $2,113    $1,233   $  412    $   30
                                                 ------    ------    ------   ------    ------

Charge-offs:
------------
   One- to four-family residential ...........       --        --        --       --        --
   Construction ..............................       --        --        --       --        --
   Home equity ...............................       --        --        --       --        --
   Commercial and multi-family ...............       --        --        --       --        --
   Commercial business .......................      522       332        --       10        --
   Consumer ..................................       24        --        --       12        --
                                                 ------    ------    ------   ------    ------
Total charge-offs ............................      546       332        --       22        --
                                                 ------    ------    ------   ------    ------

Recoveries ...................................       12        35        --       --        --
                                                 ------    ------    ------   ------    ------
Net charge-offs ..............................      534       297        --       22        --
                                                 ------    ------    ------   ------    ------
Provisions charged to operations .............    1,118       690       880      843       382
                                                 ------    ------    ------   ------    ------
Ending balance ...............................   $3,090    $2,506    $2,113   $1,233    $  412
                                                 ======    ======    ======   ======    ======

Ratio of non-performing assets to total assets

   at the end of period ......................     0.22%     0.27%     0.13%    0.04%       --%
                                                 ======    ======    ======   ======    ======

Ratio of net charge-offs during the period to
   loans outstanding during the period .......     0.20%     0.13%       --%    0.03%       --%
                                                 ======    ======    ======   ======    ======

Ratio of net charge-offs during the period to
   non-performing loans ......................    51.74%    29.58%       --%   32.84%       --%
                                                 ======    ======    ======   ======    ======

     Classified Assets. Our policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as "substandard," "doubtful," "loss" or "special mention." An asset is considered substandard if it is inadequately protected by its current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that "some loss" will be sustained if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weakness present makes "collection or liquidation in full" on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted, and the loan is charged-off. Assets may be designated special mention because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

     When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2005, we had $150,000 in assets classified as doubtful, $1.0 million in assets classified as substandard and $637,000 in assets classified as special mention. The loans classified as doubtful and substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

     In addition to loans that have been classified, management has identified a lending relationship that merits additional scrutiny for reasons unrelated to the performance of the loans. This borrowing relationship consists of six loans, which had a total principal balance at December 31, 2005 of $1.8 million. The largest single loan had a total principal balance at December 31, 2005 of $402,000. The six loans are secured by mixed-use real estate. The loans in the aggregate have a loan value ratio of 70%. These loans are currently performing in accordance with their terms.

     Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in our loan portfolio. The evaluation, including a review of all loans on which full collectability of interest and principal may not be reasonably assured, considers: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the level of loan growth; and (5) the existing level of reserves for loan losses that are possible and estimable.

     We monitor our allowance for loan losses and make additions to the allowance as economic conditions dictate. Although we maintain our allowance for loan losses at a level that we consider adequate for the inherent risk of loss in our loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, our determination of the amount of the allowance for loan losses is subject to review by the New Jersey Department of Banking and Insurance and the FDIC, as part of their examination process. After a review of the information available, our regulators might require the establishment of an additional allowance. Any increase in the loan loss allowance required by regulators would have a negative impact on our earnings.

     Allocation of the Allowance for Loan Losses. The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                                                          At December 31,
                                      ----------------------------------------------------------------------------------------------
                                             2005              2004              2003                2002               2001
                                      ------------------ ----------------- ------------------ ------------------- ------------------
                                              Percent of        Percent of         Percent of         Percent of          Percent of
                                               Loans in          Loans in           Loans in           Loans in            Loans in
                                                 each              each               each               each                each
                                               Category          Category           Category           Category            Category
                                               in Total          in Total           in Total           in Total            in Total
                                      Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                                      ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
                                                                         (Dollars in Thousands)
Type of loan:
  One- to four-family ..............  $   76    12.11%   $   78    13.98%   $  105    17.74%   $   64    20.64%   $   52    20.04%
  Construction .....................     329     9.98       217     7.70       125     5.24        53     3.47        16     2.73
  Home equity ......................      91     8.43        82     8.27        50     8.80        64    11.43        70    20.64
  Commercial and multi-family ......   2,180    64.26     1,669    63.68     1,178    60.25       658    53.34       225    48.19
  Commercial business ..............     401     5.06       444     6.07       649     7.35       376    10.48        33     6.58
  Consumer .........................      13     0.16        16     0.30         6     0.62        18     0.64        16     1.82
                                      ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
   Total ...........................  $3,090   100.00%   $2,506   100.00%   $2,113   100.00%   $1,233   100.00%   $  412   100.00%
                                      ======   ======    ======   ------    ======   ======    ======   ======    ======   ======

     Allowance for Loan Losses. The following table sets forth information with respect to our allowance for loan losses:

                                               At or for the year ended December 31,
                                  --------------------------------------------------------------
                                     2005         2004         2003          2002        2001
                                  ---------    ---------    ---------     ---------    ---------
                                                      (Dollars in Thousands)
Total loans outstanding .......   $ 288,145    $ 249,315    $ 191,138     $ 123,435    $  45,411
                                  =========    =========    =========     =========    =========
Average loans outstanding .....   $ 271,405    $ 221,257    $ 155,145     $  83,734    $  19,129
                                  =========    =========    =========     =========    =========
Allowance  balance at beginning
of period .....................   $   2,506    $   2,113    $   1,233     $     412    $      30
                                  ---------    ---------    ---------     ---------    ---------

Provision:
Real estate loans .............         630          588          619           476          337
Commercial business ...........         468           92          273           353           31
Consumer ......................          20           10          (12)           14           14
                                  ---------    ---------    ---------     ---------    ---------
  Total provision .............       1,118          690          880           843          382
                                  ---------    ---------    ---------     ---------    ---------
Charge-offs:
Real estate loans .............          --           --           --            --           --
Commercial business ...........         522          332           --            10           --
Consumer ......................          24           --           --            12           --
                                  ---------    ---------    ---------     ---------    ---------
  Total charge-offs ...........         546          332           --            22           --
                                  ---------    ---------    ---------     ---------    ---------
Recoveries:
Real estate loans .............          --           --           --            --           --
Commercial business ...........          11           35           --            --           --
Consumer ......................           1           --           --            --           --
                                  ---------    ---------    ---------     ---------    ---------
  Total recoveries ............          12           35           --            --           --
                                  ---------    ---------    ---------     ---------    ---------
Allowance balances at end of
period ........................   $   3,090    $   2,506    $   2,113     $   1,233    $     412
                                  =========    =========    =========     =========    =========
Allowance  for loan losses as a
percent of total loans
outstanding ...................        1.07%        1.01%        1.11%         1.00%        0.91%
                                  =========    =========    =========     =========    =========
Net loans charged off as
percent of average loans
outstanding ...................        0.20%        0.13%         --%          0.03%         --%
                                  =========    =========    =========     =========    =========

Investment Activities
---------------------

     Investment Securities. We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held-to-maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

     Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as "held-to-maturity," "available for sale" or "trading." As of December 31, 2005, we had $140.0 million of securities classified as "held-to-maturity," and no securities classified as available for sale or trading. Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2005, our securities classified as held-to-maturity had a market value of $137.8 million. Changes in the market value of classified as securities held-to-maturity do not affect our income. Management has the intent and we have the ability to hold securities classified as held-to-maturity. During the year ended December 31, 2005, we had securities sales of $7.3 million consisting of mortgage-backed securities and U.S. Government and agency securities. The sales were made in reliance upon guidance set forth in SFAS 115 relating to the sale of securities classified as held-to-maturity, when over 85% of the original principal balance of the securities had been repaid, or where there was a significant probability of the securities being called within three months.

     At December 31, 2005, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and
(iv) certificates of deposit. The board of directors may authorize additional investments. At December 31, 2005 our U.S. Government agency securities totaled $109.1 million, all of which were classified as held-to-maturity and which primarily consisted of callable securities issued by government sponsored enterprises.

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

     Securities Portfolio. The following table sets forth the carrying value of our securities portfolio and Federal funds at the dates indicated.

                                                  At December 31,
                                          ------------------------------
                                            2005       2004       2003
                                          --------   --------   --------
                                                  (In Thousands)
Securities held to maturity:
  U.S. Government and Agency securities   $109,090   $ 78,020   $ 71,982
    Mortgage-backed securities ........     30,912     39,016     18,331
                                          --------   --------   --------
     Total securities held to maturity     140,002    117,036     90,313
Money market funds ....................     18,500         --      6,000
FHLB stock ............................      2,778        944      1,250
                                          --------   --------   --------
Total investment securities ...........   $161,280   $117,980   $ 97,563
                                          ========   ========   ========

     The following table shows our securities held-to-maturity purchase, sale and repayment activities for the periods indicated.

                                     Years Ended December 31,
                                   ---------------------------
                                     2005      2004      2003
                                   -------   -------   -------
                                         (In thousands)

Purchases:
   Fixed-rate ..................   $55,815   $75,823   $75,947
                                   -------   -------   -------
     Total purchases ...........   $55,815   $75,823   $75,947
                                   -------   -------   -------

Sales:
   Fixed-rate ..................   $ 7,345   $    --   $    --
                                   -------   -------   -------
     Total sales ...............   $ 7,345   $    --   $    --
                                   -------   -------   -------

Principal Repayments:
   Repayment of principal ......   $25,531   $49,112   $36,282
                                   -------   -------   -------
   Increase in other items, net         27        12        46
                                   -------   -------   -------
     Net increases .............   $22,966   $26,723   $39,711
                                   =======   =======   =======

     Maturities of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank's securities portfolio at December 31, 2005 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                     As of December 31, 2005
                                 ---------------------------------------------------------------------------------------------------
                                                        More than     More than five to                       Total investment
                                  Within one year  One to five years     ten years    More than ten years       securities
                                  ---------------  -----------------     ---------    -------------------       ----------
                                 Carrying  Average Carrying  Average Carrying Average  Carrying Average   Market   Carrying  Average
                                  Value     Yield    Value    Yield    Value   Yield     Value   Yield     Value     Value    Yield
                                  -----     -----    -----    -----    -----   -----     -----   -----     -----     -----    -----
                                                                     (Dollars in Thousands)
U.S. government agency
   securities .................. $  6,500   4.00%  $ 12,999   4.40%  $ 47,295   4.97%  $ 42,296   5.76%  $107,372  $109,090   5.15%
Mortgage-backed securities .....       --     --        483   6.02        366   6.00     30,063   4.93     30,388    30,912   4.96

FHLB stock .....................    2,778   5.25         --     --         --     --         --     --      2,778     2,778   5.25
                                 --------          --------          --------          --------          --------  --------
  Total investmentsecurities ... $  9,278   4.37%  $ 13,482   4.46%  $ 47,661   4.98%  $ 72,359   5.42%  $140,538  $142,780   5.11%
                                 ========          ========          ========          ========          ========  ========   =

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

     The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2005, we had no brokered deposits.

     Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                      December 31,
                             -----------------------------------------------------------
                                    2005                 2004                 2003
                             -----------------   ------------------   ------------------
                             Weighted             Weighted             Weighted
                             Average              Average              Average
                              Rate(1)   Amount    Rate(1)   Amount      Rate(1)   Amount
                             ------   --------   -------   --------   -------   --------
                                                (Dollars in thousands)
Demand ..................        --%  $ 30,143        --%  $ 20,557        --%  $ 16,626
NOW .....................      1.36     20,827      1.42     23,155      1.37     17,201
Money market ............      1.97      1,623      1.98      2,483      2.01      2,163
Savings and club accounts      2.16    167,534      2.20    197,868      2.28    162,832
Certificates of deposit .      3.21    142,724      2.68     93,180      2.51     54,828
                                      --------             --------             --------
    Total ...............      2.30%  $362,851      2.14%  $337,243      2.11%  $253,650
                                      ========             ========             ========

----------
(1) Represents the average rate paid during the year.

     The following table sets forth our savings flows during the periods indicated.

                                           Years Ended December 31,
                                       ------------------------------
                                         2005       2004       2003
                                       --------   --------   --------
                                            (Dollars in thousands)

Beginning of period .................  $337,243   $253,650   $163,519
                                       --------   --------   --------
Net deposits ........................    17,696     77,108     85,873
Interest credited on deposit accounts     7,912      6,485      4,258
                                       --------   --------   --------
  Total increase in deposit accounts     25,608     83,593     90,131
                                       --------   --------   --------
Ending balance ......................  $362,851   $337,243   $253,650
                                       ========   ========   ========
Percent increase ....................      7.59%     32.96%     55.12%

     Jumbo Certificates of Deposit. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

                                                At December 31, 2005
                                                --------------------
                 Maturity Period                   (In Thousands)
                 ---------------
                 Within three months ...............   $ 6,451
                 Three through twelve months .......    20,371
                 Over twelve months ................    32,595
                                                       -------
                 Total .............................   $59,417
                                                       =======

     The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

                                                          At December 31,
                                -----------------------------------------------------------------
                                        2005                   2004                  2003
                                -------------------    -------------------    -------------------
                                 Amount     Percent     Amount     Percent      Amount    Percent
                                --------   --------    --------   --------    --------   --------
                                                      (Dollars in thousands)
Certificate of deposit rates:
     1.00% - 1.99% ..........   $     --         --%   $  2,510       2.69%   $  1,876       3.42%
     2.00% - 2.99% ..........     21,056      14.75      48,915      52.50      44,546      81.25
     3.00% - 3.99% ..........     59,391      41.61      41,725      44.78       8,406      15.33
     4.00% - 4.99% ..........     62,045      43.48          30       0.03          --         --
     5.00% - 5.99% ..........        232       0.16          --         --          --         --
     6.00% - 6.99% ..........         --         --          --         --          --         --
                                --------   --------    --------   --------    --------   --------
        Total ...............   $142,724     100.00%   $ 93,180     100.00%   $ 54,828     100.00%
                                ========   ========    ========   ========    ========   ========

     The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2005.

                                                 Maturity Date
                        --------------------------------------------------------------
                          1 Year       Over 1       Over 2       Over
                          or Less    to 2 Years   to 3 Years    3 Years       Total
                        ----------   ----------   ----------   ----------   ----------
                                                (In thousands)
Interest rate:
     2.00% - 2.99% ..   $   20,936   $       86   $       15   $       19   $   21,056
     3.00% - 3.99% ..       42,448       13,206        2,990          747       59,391
     4.00%-4.99% ....       21,840       11,889       14,871       13,445       62,045
     5.00%-5.99% ....          216           16           --           --          232
                        ----------   ----------   ----------   ----------   ----------
         Total ......   $   85,440   $   25,197   $   17,876   $   14,211   $  142,724
                        ==========   ==========   ==========   ==========   ==========

     Borrowings. Our advances from the FHLB of New York are secured by a pledge of our stock in the FHLB of New York, and investment securities. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, we may also access the Federal Reserve Bank discount window to supplement our supply of funds that we can loan and to meet deposit withdrawal requirements. During the years ended December 31, 2005 and 2004, we had average short-term borrowings, consisting of FHLB advances, of $9.7 million and $23.4 million, respectively, with a weighted average cost of 3.14% and 1.54%, respectively. Our maximum short-term borrowings outstanding during 2005 and 2004 was $21.4 million and $25.0 million, respectively.

Employees
---------

     At December 31, 2005, we had 63 full-time and 27 part-time employees. None of our employees is represented by a collective bargaining group. We believe that our relationship with our employees is good.

Subsidiaries
------------

     We have two non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by Bayonne Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2005, this company held $140.0 million in securities.

     Our other subsidiary, BCB Equipment Leasing LLC, is a participant in a joint venture for the purpose of assisting in financing arrangements for companies entering into equipment leases. The activities of this subsidiary have been nominal to date. The impact of this subsidiary on our financial condition and results of operation has not been material.

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

     On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

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

     In addition to the risk-based capital guidelines, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above. At December 31, 2005, the Bank's ratio of total capital to risk-weighted assets was 12.62%. Our Tier 1 capital to risk-weighted assets was 11.59%, and our Tier 1 capital to average assets was 7.75%.

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

     Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls at December 31, 2007, and our auditors must attest to our assessment. This is expected to result in additional expenses in 2006 and 2007.

                          AVAILABILITY OF ANNUAL REPORT

         Our Annual Report is available on our website,  www.bcbbancorp.com.  We
                                                         ------------------
will also provide our Annual Report on Form 10-K free of charge to shareholders who write to the Corporate Secretary at 104-110 Avenue C, Bayonne, New Jersey 07002.

ITEM 1A. RISK FACTORS
---------------------

Risks Associated with our Business

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate. These loans are riskier than loans secured by one- to four-family properties.

     At December 31, 2005, $185.2 million, or 64.3% of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans. These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower's business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may not be able to successfully maintain and manage our growth.

     Since December 31, 2002, our assets have grown at a compound annual growth rate of 36.6%, our loan balances have grown at a compound annual growth rate of 32.6% and our deposits have grown at a compound annual growth rate of 30.4%. We intend to use a portion of the proceeds of our recently completed stock offering to support further growth of our assets and deposits and the number of branches we operate. Our ability to continue to grow depends, in part, upon our ability to expand our market presence, successfully attract core deposits, and identify attractive commercial lending opportunities.

     We cannot be certain as to our ability to manage increased levels of assets and liabilities. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loans balances, which may adversely impact our efficiency ratio, earnings and shareholder returns.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

     Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover inherent losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2005, our allowance for loan losses totaled $3.1 million, representing 1.07% of total loans.

     While we have only been operating for five years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, and although we had $1.0 million, or 0.22% of total assets consisting of non-performing assets at December 31, 2005, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

     In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

We depend primarily on net interest income for our earnings rather than fee income.

     Net interest income is the most significant component of our operating income. We do not rely on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2005 and 2004, our net interest income was $15.9 million and $13.8 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest earning assets relative to the amount of interest bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

Fluctuations in interest rates could reduce our profitability.

     We realize income  primarily  from the  difference  between the interest we earn on loans and investments and the interest we pay on deposits and borrowings. The interest rates on our assets and liabilities respond differently to changes in market interest rates, which means our interest-bearing liabilities may be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates change, this "gap" between the amount of interest-earning assets and interest-bearing liabilities that reprice in response to these interest rate changes may work against us, and our earnings may be negatively affected.

     We are unable to predict fluctuations in market interest rates, which are affected by, among other factors, changes in the following:

     o    inflation rates;

     o    business activity levels;

     o    money supply; and

     o    domestic and foreign financial markets.

     The value of our investment portfolio and the composition of our deposit base are influenced by prevailing market conditions and interest rates. Our asset-liability management strategy, which is designed to mitigate the risk to us from changes in market interest rates, may not prevent changes in interest rates or securities market downturns from reducing deposit outflow or from having a material adverse effect on our results of operations, our financial condition or the value of our investments.

Adverse events in New Jersey, where our business is concentrated, could adversely affect our results and future growth.

     Our business, the location of our branches and the real estate collateralizing our real estate loans are concentrated in New Jersey. As a result, we are exposed to geographic risks. The occurrence of an economic downturn in New Jersey, or adverse changes in laws or regulations in New Jersey could impact the credit quality of our assets, the business of our customers and our ability to expand our business.

     Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. In addition, the economies of the communities in which we operate are substantially dependent on the growth of the economy in the State of New Jersey. To the extent that economic conditions in New Jersey are unfavorable or do not continue to grow as projected, the economy in our market area would be adversely affected. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market area if they do occur.

     In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2005, approximately 94.8% of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We operate in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

     We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our results of operations and financial condition.

     Like other bank holding companies and financial institutions, we must comply with significant anti-money laundering and anti-terrorism laws. Under these laws, we are required, among other things, to enforce a customer identification program and file currency transaction and suspicious activity reports with the federal government. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws or make required reports. Because we operate our business in the highly urbanized greater Newark/New York City metropolitan area, we may be at greater risk of scrutiny by government regulators for compliance with these laws.

We expect to incur additional expense in connection with our compliance with Sarbanes-Oxley.

     Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls at December 31, 2007, and our auditors must attest to our assessment. This is expected to result in additional expenses in 2006 and 2007. Moreover, a review of our financial systems and controls may uncover deficiencies in existing systems and controls. If that is the case, we would have to take the necessary steps to correct any deficiencies, which may be costly and may strain our management resources and negatively impact earnings. We also would be required to disclose any such deficiencies, which could adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
-----------------------------------

     None.

ITEM 2.   PROPERTIES
--------------------

     At December 31, 2005, we conducted our business from our executive office located at 104-110 Avenue C, Bayonne, New Jersey, and our two branch offices, both of which are located in Bayonne. The aggregate book value of our premises and equipment was $5.5 million at December 31, 2005. We own our executive office facility and lease our two branch offices. In August 2005, we entered into a lease for a future branch facility to be located in Hoboken, New Jersey. This facility is expected to open for business during the second quarter of 2006.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2005, we were not involved in any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
          ISSUER PURCHASES OF EQUITY SECURITIES
          -------------------------------------

     On December 14, 2005, BCB Bancorp, Inc. began trading on the Nasdaq National Market under the symbol "BCBP." In order to list common stock on the Nasdaq National Market, the presence of at least three registered and active market makers is required and BCB Bancorp, Inc. has at least three market makers. BCB Bancorp, Inc. common stock was previously traded on the Over the Counter Electronic Bulletin Board under the symbol "BCBP."

     The following table sets forth the high and low bid quotations for BCB Bancorp, Inc. common stock for the periods indicated. No cash dividends have been paid on the common stock to date. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. The information presented reflects common stock dividends paid by the Company on January 29, 2003, of 10%, November 17, 2003, of 10%, November 22, 2004, of 25% and October 27, 2005, of 25%. As of

December 31, 2005, there were 4,999,236 shares of BCB Bancorp, Inc. common stock
issued  and   outstanding.   At  December  31,  2005,  BCB  Bancorp,   Inc.  had
approximately 1,562 stockholders of record.

                                                                                     Cash Dividend
Fiscal 2005                                        High Bid           Low Bid          Declared
--------------------------------------------------------------------------------------------------
Quarter Ended December 31, 2005.............     $     19.49       $     14.60       $         --
Quarter Ended September 30, 2005............           17.12             15.40                 --
Quarter Ended June 30, 2005.................           15.80             14.00                 --
Quarter Ended March 31, 2005................           16.80             14.92                 --

                                                                                     Cash Dividend
Fiscal 2004                                        High Bid           Low Bid          Declared
--------------------------------------------------------------------------------------------------
Quarter Ended December 31, 2004.............     $     16.26       $     12.32       $         --
Quarter Ended September 30, 2004............           12.80             11.36                 --
Quarter Ended June 30, 2004.................           17.58             11.04                 --
Quarter Ended March 31, 2004................           17.92             13.44                 --

     On April 27, 2005, our Board of Directors approved a stock repurchase program for the repurchase of up to 149,677 shares (approximately 187,096 shares on a split-adjusted basis) of our common stock. To date, we have repurchased 41,053 shares (approximately 51,316 shares on a split-adjusted basis) of our common stock, including 23,838 shares on a split adjusted basis during the fourth quarter of 2005. Please see "ITEM I-- Business-- Recent Events" for a description of the use of proceeds from our offering.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
----------------------------------------------

     The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for December 31, 2005, 2004 and 2003, and for Bayonne Community Bank at and for years prior to December 31, 2003. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the 25% and 10% common stock dividends paid by the Company and Bank.

                                           Selected financial condition data at December 31,
                                      ---------------------------------------------------------
                                         2005        2004        2003        2002        2001
                                      ---------   ---------   ---------   ---------   ---------
                                                            (In thousands)
Total assets ......................   $ 466,242   $ 378,289   $ 300,676   $ 183,108   $ 113,224
Cash and cash equivalents .........      25,147       4,534      11,786       5,144      27,168
Securities, held to maturity ......     140,002     117,036      90,313      50,602      38,562
Loans receivable ..................     284,451     246,380     188,786     122,085      44,973
Deposits ..........................     362,851     337,243     253,650     163,519     101,749
Borrowings ........................      54,124      14,124      25,000          --          --
Stockholders' equity ..............      47,847      26,036      21,167      18,772      11,303


                                        Selected operating data for the year ended December 31,
                                      ---------------------------------------------------------
                                         2005        2004        2003        2002        2001
                                      ---------   ---------   ---------   ---------   ---------
                                               (In thousands, except for per share amounts)
Net interest income ...............   $  15,920   $  13,755   $   9,799   $   5,960   $   1,787
Provision for loan losses .........       1,118         690         880         843         382
Non-interest income ...............         878         623         480         336         152
Non-interest expense ..............       8,206       7,661       5,390       3,272       2,006
Income tax (benefit) ..............       2,745       2,408       1,614         872        (173)
                                      ---------   ---------   ---------   ---------   ---------
Net income (loss) .................   $   4,729   $   3,619   $   2,395   $   1,309   $    (276)
                                      =========   =========   =========   =========   =========
Net income (loss) per share:
   Basic ..........................   $    1.25   $    0.97   $    0.67   $    0.43   $   (0.14)
                                      ---------   ---------   ---------   ---------   ---------
   Diluted ........................   $    1.20   $    0.93   $    0.64   $    0.43   $   (0.14)
                                      ---------   ---------   ---------   ---------   ---------


                                                         At or for the Years Ended December 31,
                                                 ------------------------------------------------------
                                                  2005        2004        2003        2002        2001
                                                 ------      ------      ------      ------      ------
Selected Financial Ratios and Other Data:
   Return on average assets (ratio of net
     income to average total assets) .......       1.14%       1.01%       1.03%       0.86%      (0.38)%
   Return on average stockholders' equity
     (ratio of net income to average
     stockholders' equity) .................      16.00       15.45       11.97        8.68       (3.28)
   Non-interest income to average assets ...       0.21        0.17        0.21        0.22        0.21
   Non-interest expense to average assets ..       1.98        2.15        2.32        2.16        2.77
   Net interest rate spread during the
     period ................................       3.69        3.73        4.03        3.60        1.97
   Net interest margin (net interest income
     to average interest earning assets) ...       3.98        3.96        4.34        4.03        2.59
   Ratio of average interest-earning assets
     to average interest-bearing liabilities     112.33      111.63      116.42      118.87      118.73

Asset Quality Ratios:
   Non-performing loans to total loans at
     end of period .........................       0.36        0.40        0.20        0.05          --
   Allowance for loan losses to
     non-performing loans at end of period .     299.42      249.60      547.48    1,840.73          --
   Allowance for loan losses to total loans
     at end of period ......................       1.07        1.01        1.11        1.00        0.91

Capital Ratios:
   Stockholders' equity to total assets at
     end of period .........................      10.26        6.88        7.04       10.25        9.98
   Average stockholders' equity to average
     total assets ..........................       7.14        6.57        8.62        9.94       11.61
   Tier 1 capital to average assets ........       7.75        7.75        7.02       10.25        9.98
   Tier 1 capital to risk weighted assets ..      11.59       11.84       10.47       15.01       15.09

ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

Stock Options

     The Company had, through December 31, 2005, the choice to account for stock options using either Accounting Principles Board Opinion No. 25 ("APB 25") or SFAS No. 123, "Accounting for Stock-Based Compensation." For the year ended December 31, 2005, the Company has elected to use the accounting method under APB 25 and the related interpretations to account for its stock options. Under APB 25, generally, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. On December 14, 2005, the Board of Directors of the Company approved the accelerated vesting and exercisability of all unvested and unexercisable stock options granted as a part of the 2003 and 2002 Stock Option Plans effective December 20, 2005. Had the Company elected to use SFAS No. 123 to account for its stock options under the fair value method, it would have been required to record compensation expense and, as a result, diluted earnings per share for the fiscal years ended December 31, 2005 and 2004 would have been lower by $0.32 and $0.14 respectively. No stock options were granted prior to 2002. See Note 2 to "Notes to Consolidated Financial Statements." Effective January 1, 2006, the Company will have to account for stock options pursuant to SFAS No. 123 (revised 2004). The acceleration of vesting was done primarily to avoid the recording of compensation expense in future years. See discussions under Recent Accounting Pronouncements for our analysis of the impact of SFAS No. 123 (revised 2004) on current and future operations.

Financial Condition
-------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Comparison at December 31, 2005 and at December 31, 2004

     Since we commenced operations in 2000 we have sought to grow our assets and deposit base consistent with our capital requirements. We offer competitive loan and deposit products and seek to distinguish ourselves from our competitors through our service and availability. Total assets increased by $87.9 million or 23.2% to $466.2 million at December 31, 2005 from $378.3 million at December 31, 2004 as the Company continued to grow the Bank's balance sheet with loans and securities funded primarily through growth in the Bank's deposit base, the utilization of wholesale funding sources, specifically Federal Home Loan Bank advances and the net proceeds from our offering of common stock in December 2005.

     Total cash and cash equivalents increased by $20.6 million or 457.8% to $25.1 million at December 31, 2005 from $4.5 million at December 31, 2004 as the Company, reflecting the successful completion of our recent offering of common stock, and the attractiveness of liquid investments during the current flat yield curve environment. Securities held-to-maturity increased by $23.0 million or 19.7% to $140.0 million at December 31, 2005 from $117.0 million at December 31, 2004. The increase was primarily attributable to the purchase of $55.8 million of callable agency securities partially offset by call options exercised on $18.8 million of callable agency securities, sales of $6.0 million of callable agency securities and $1.3 million of mortgage backed securities and $6.8 million of repayments and prepayments in the mortgage backed securities portfolio during the year ended December 31, 2005. As the Company's securities are exclusively categorized as held-to-maturity, the Bank relied on an explanatory portion of Financial Accounting Standards Board Statement No. 115 (FASB 115) to engage in the specific sales of agency securities.

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

     In the case of the sale of the agency debt securities, FASB 115 was satisfied because the sales of the debt securities occurred near enough to their call dates, with the calls being probable, that interest rate risk was substantially eliminated. In the case of the sale of the mortgage backed securities, a substantial portion (over 85 percent) of the principal outstanding at acquisition had been collected.

     Loans receivable increased by $38.1 million or 15.5% to $284.5 million at December 31, 2005 from $246.4 million at December 31, 2004. The increase resulted primarily from a $36.0 million increase in real estate mortgages comprising residential, commercial and construction loans, net of amortization, and a $3.4 million increase in consumer loans, net of amortization, partially offset by a $545,000 decrease in commercial loans consisting primarily of business loans and commercial lines of credit and a $584,000 increase in the allowance for loan losses. At December 31, 2005, the allowance for loan losses was $3.1 million. The growth in loans receivable was primarily attributable to competitive pricing in a lower than normal interest rate environment and a vibrant local economy where real estate construction and rehabilitation remain strong.

     Deposit liabilities increased by $25.7 million or 7.6% to $362.9 million at December 31, 2005 from $337.2 million at December 31, 2004. The increase resulted primarily from an increase of $49.5 million or 53.1% in time deposits to $142.7 million from $93.2 million and an increase of $6.4 million or 13.9% in demand deposits to $52.6 million from $46.2 million, partially offset by a decrease of $30.4 million or 15.4% in savings and club accounts to $167.5 million from $197.9 million. The decrease in savings and club account balances resulted primarily from internal disintermediation brought on by the series of Federal Open Market Committee short-term interest rate increases and the increasingly competitive local market for deposit growth. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products.

     Borrowed money increased by $40.0 million or 283.7% to $54.1 million at December 31, 2005 from $14.1 million at December 31, 2004. The increase in borrowings reflects the use of long-term Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities. During July and August 2005, we obtained $50.0 million in long-term, fixed rate advances from the Federal Home Loan Bank. Borrowings were at an average interest rate of 3.37% with a final maturity of ten years, callable after one year.

     Total stockholders' equity increased by $21.8 million or 83.8% to $47.8 million at December 31, 2005 from $26.0 million at December 31, 2004. The increase primarily reflects the completion of our common stock offering which raised $17.9 million in additional capital, as well as net income for the year ended December 31, 2005 of $4.7 million. The net proceeds from the stock offering will be used for lending and investment activity as well as branch expansion and general corporate purposes. At December 31, 2005 the Bank's Tier 1 leverage, Tier 1 risk-based and Total risk-based capital ratios were 7.75%, 11.59%, and 12.62% respectively.

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

                                     At December 31, 2005      The year ended December 31, 2005  The year ended December 31, 2004
                                     --------------------      --------------------------------  --------------------------------
                                                                                                                         Average
                                       Actual  Actual Yield/  Average    Interest     Average     Average    Interest      Yield/
                                      Balance      Cost       Balance  earned/paid  Yield/Cost(4) Balance  earned/paid   Cost (4)
                                      -------      -----      -------  -----------  ------------  -------  -----------   --------
Interest-earning assets:                                                  (Dollars in thousands)
 Loans receivable .................   $284,451        7.05%   $271,405    $ 18,797       6.93%   $221,257    $ 14,784        6.68%
 Investment securities(1) .........    142,780        5.11     124,315       6,297       5.07     108,297       5,757        5.32

 Interest-bearing deposits ........     22,160        4.10       4,700          71       1.51      17,721         159        0.90
                                      --------                --------    --------               --------    --------
  Total interest-earning assets ...    449,391        6.29%    400,420      25,165       6.28%    347,275      20,700        5.96%
                                      --------                --------    --------               --------    --------

Interest-earning liabilities:
 Interest-bearing demand deposits .   $ 20,827        1.36%   $ 20,815         284       1.36%   $ 21,105         299        1.42%
 Money market deposits ............      1,623        1.93       2,289          45       1.97       2,622          52        1.98
 Savings deposits .................    167,534        2.09     183,288       3,958       2.16     181,383       3,981        2.20
 Certificates of deposit ..........    142,724        3.60     116,560       3,736       3.21      80,336       2,153        2.68
 Borrowings .......................     54,124        3.66      33,527       1,222       3.64      25,660         460        1.79
                                      --------                --------    --------               --------    --------
  Total interest-bearing
    liabilities ...................    386,832        2.83%    356,479       9,245       2.59%    311,106       6,945        2.23%
                                      --------                --------    --------               --------    --------

Net interest income ...............                                       $ 15,920                           $ 13,755
                                                                          ========                           ========

Interest rate spread(2) ...........                   3.46%                              3.69%                               3.73%
                                                  ========                           ========                            ========
Net interest margin(3) ............                                                      3.98%                               3.96%
                                                                                     ========                            ========
Ratio of interest-earning  assets
 to interest-bearing liabilities ..     116.17%                 112.33%                            111.63%
                                      ========                ========                           ========

-----------------------------

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

                                          The year ended December 31, 2003
                                          --------------------------------
                                           Average
                                           Average   Interest    Yield/Cost
                                           Balance  earned/paid     (4)
                                           -------  -----------     ---
Interest-earning assets:
 Loans receivable .....................   $155,145    $ 10,745       6.93%
 Investment securities(1) .............     60,286       3,299       5.47

 Interest-bearing deposits ............     10,446          91       0.87
                                          --------   --------
  Total interest-earning assets .......    225,877      14,135       6.26%
                                          --------   --------

Interest-earning liabilities:
 Interest-bearing demand deposits .....   $ 14,844         203       1.37%
 Money market deposits ................      2,287          46       2.01
 Savings deposits .....................    141,749       3,235       2.28
 Certificates of deposit ..............     32,186         808       2.51
 Borrowings ...........................      2,945          44       1.49
                                          --------   --------
  Total interest-bearing  liabilities .    194,011       4,336       2.23%
                                          --------   --------

Net interest income ...................               $  9,799
                                                      ========

Interest rate spread(2) ...............                              4.03%
                                                                 ========
Net interest margin(3) ................                              4.34%
                                                                 ========
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities ..........................     116.42%
                                          ========


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

                                                                            Years Ended December 31,
                                             -----------------------------------------------------------------------------------
                                                      2005 vs. 2004                            2004 vs. 2003
                                             -----------------------------               ----------------------------
                                                    Increase/(Decrease)                     Increase/(Decrease)
                                                         Due to                                    Due to
                                             -----------------------------     Total     ----------------------------     Total
                                                                    Rate/     Increase                         Rate/     Increase
                                              Volume      Rate      Volume   (Decrease)  Volume     Rate      Volume    (Decrease)
                                             -------    -------    -------    -------    -------   -------    -------    -------
                                                                                (In Thousands)
Interest income:
  Loans receivable .......................   $ 3,351    $   540    $   122    $ 4,013    $ 4,580   $  (379)   $  (162)   $ 4,039
  Investment securities ..................       851       (271)       (40)       540      2,627       (94)       (75)     2,458
  Interest-bearing deposits
    with other banks .....................      (117)       109        (80)       (88)        63         3          2         68
                                             -------    -------    -------    -------    -------   -------    -------    -------

  Total interest-earning assets ..........     4,085        378          2      4,465      7,270      (470)      (235)     6,565
                                             -------    -------    -------    -------    -------   -------    -------    -------

Interest expense:
  Interest-bearing demand  accounts ......        (4)       (11)        --        (15)        86         7          3         96
  Money market ...........................        (7)        --         --         (7)         7        (1)        --          6
  Savings and club .......................        42        (64)        (1)       (23)       904      (113)       (45)       746
  Certificates of Deposits ...............       971        422        190      1,583      1,209        55         81      1,345
  Borrowed funds .........................       141        474        147        762        338         9         69        416
                                             -------    -------    -------    -------    -------   -------    -------    -------

  Total interest-bearing liabilities .....     1,143        821        336      2,300      2,544       (43)       108      2,609
                                             -------    -------    -------    -------    -------   -------    -------    -------
Change in net interest income ............   $ 2,942    $  (443)   $  (334)   $ 2,165    $ 4,726   $  (427)   $  (343)   $ 3,956
                                             =======    =======    =======    =======    =======   =======    =======    =======

Results of Operations
---------------------

Results of Operations for the Years Ended December 31, 2005 and 2004

     Net income increased by $1.1 million or 30.6 % to $4.7 million for the year ended December 31, 2005 from $3.6 million for the year ended December 31, 2004. This increase in net income reflects increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses, non-interest expense and income taxes. Net interest income increased by $2.1 million or 15.2% to $15.9 million for the year ended December 31, 2005 from $13.8 million for the year ended December 31, 2004. This increase resulted primarily from an increase in average net interest earning assets of $7.7 million or 21.3% to $43.9 million for the year ended December 31, 2005 from $36.2 million for the year ended December 31, 2004 and a slight increase in the net interest margin to 3.98% for the year ended December 31, 2005 from 3.96% for the year ended December 31, 2004. The slight increase in our net interest margin resulted primarily from an increase in the average yield on loans receivable to 6.93% for the year ended December 31, 2005 from 6.68% for the year ended December 31, 2004 partially offset by an increase in the cost of wholesale borrowings to 3.64% for the year ended December 31, 2005 from 1.79% for the year ended December 31, 2004.

     Interest income on loans receivable increased by $4.0 million or 27.0% to $18.8 million for the year ended December 31, 2005 from $14.8 million for the year ended December 31, 2004. The increase was primarily due to an increase in average loans receivable of $50.1 million or 22.6% to $271.4 million for the year ended December 31, 2005 from $221.3 million for the year ended December 31, 2004 and an increase in the average yield on loans receivable to 6.93% for the year ended December 31, 2005 from 6.68% for the year ended December 31, 2004. The increase in the average balance of loans reflects management's philosophy of deploying funds in higher yielding loans, specifically commercial real estate as opposed to lower yielding investments in government securities. The increase in average yield reflects the Bank's diligence in deploying funds into prime based lending products whose yield increased as the Federal Open Market Committee continued to increase short-term interest rates throughout 2005.

     Interest income on securities increased by $540,000 or 9.4% to $6.3 million for the year ended December 31, 2005 from $5.8 million for the year ended December 31, 2004. The increase was primarily attributable to an increase in the average balance of securities of $16.0 million or 14.8% to $124.3 million for the year ended December 31, 2005 from $108.3 million for the year ended December 31, 2004, partially offset by a decrease in the average yield on securities to 5.07% for the year ended December 31, 2005 from 5.32% for the year ended December 31, 2004. The increase in average balances reflects the on-going leverage strategy with the use of the Federal Home Loan Bank advances.

     Interest income on other interest-earning assets consisting primarily of federal funds sold decreased by $88,000 or 55.3% to $71,000 for the year ended December 31, 2005 from $159,000 for the year ended December 31, 2004. This decrease was primarily due to a decrease in the average balance of other interest-earning assets to $4.7 million for the year ended December 31, 2005 from $17.7 million for the year ended December 31, 2004 partially offset by an increase in the average yield on other interest-earning assets to 1.51% for the year ended December 31, 2005 from 0.90% for the year ended December 31, 2004. During 2005, the Bank decided to actively manage its liquid investments in order to redeploy its earning assets into higher yielding loans and securities in an effort to maximize returns.

     Total interest expense increased by $2.3 million or 33.3% to $9.2 million for the year ended December 31, 2005 from $6.9 million for the year ended
December 31, 2004. This increase resulted from an increase in average total interest bearing deposit liabilities of $37.6 million or 13.2% to $323.0 million for the year ended December 31, 2005 from $285.4 million for the year ended December 31, 2004, and an increase of $7.8 million in average borrowings to $33.5 million at December 31, 2005, from $25.7 million for the year ended December 31, 2004, as well as an increase in the average cost of interest bearing liabilities to 2.59% for the year ended December 31, 2005 from 2.23% for the year ended December 31, 2004.

     The provision for loan losses totaled $1.1 million and $690,000 for the years ended December 31, 2005 and 2004, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are possible and estimable. During 2005, the Bank experienced $534,000 in net charge-offs (consisting of $546,000 in charge-offs and $12,000 in recoveries) related primarily to the foreclosure and bankruptcy of one lending relationship and two commercial heavy equipment loans. During 2004, the Bank experienced $297,000 in net charge-offs (consisting of $332,000 in charge-offs and $35,000 in recoveries) related entirely to the liquidation of five commercial heavy equipment loans. The Bank had non-accrual loans totaling $787,000 at December 31, 2005 and $553,000 at December 31, 2004. The allowance for loan losses stood at $3.1 million or 1.07% of gross total loans at December 31, 2005 as compared to $2.5 million or 1.01% of gross total loans at December 31, 2004. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize loses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2005 and 2004.

     Total non-interest income increased by $255,000 or 40.9% to $878,000 for the year ended December 31, 2005 from $623,000 for the year ended December 31, 2004. The increase in non-interest income resulted primarily from a $116,000 increase in gain on sales of loans originated for sale, a $56,000 decrease in losses on sales of non-performing loans as the Bank did not sell any such loans or record any gain or loss therefrom during the year ended December 31, 2005 as compared to a $56,000 loss recorded during the year ended December 31, 2004, a $48,000 increase in fees and service charges, and a $28,000 gain on sale of securities held-to-maturity in the current year. The aforementioned gain on sale of securities was accomplished from securities originally designated as held-to-maturity. Because certain language located in the text of FASB 115 specified earlier allows for the sale of securities designated as held-to-maturity if certain criteria are met, management undertook the research necessary to make their determination that such sales were permitted. Upon scrutiny of the text and concurrence and confirmation with the Company's independent external auditor, the allowable transactions were consummated.

     Total non-interest expense increased by $547,000 or 7.1% to $8.2 million for the year ended December 31, 2005 from $7.7 million for the year ended
December 31, 2004. The increase in 2005 was primarily due to an increase of $452,000 or 11.4% in salaries and employee benefits expense to $4.4 million for the year ended December 31, 2005 from $4.0 million for the year ended December 31, 2004 as the Bank increased staffing levels and compensation in an effort to service its growing customer base. Full time equivalent employees increased to eighty-two (82) at December 31, 2005 from seventy-five (75) at December 31, 2004 and sixty-six (66) at December 31, 2003. An increase in the aggregate of $202,000 or 9.0% was recorded in the categories of occupancy, equipment and advertising expense to $2.4 million for the year ended December 31, 2005 from $2.2 million for the year ended December 31, 2004 as these expense increases are commensurate with a growing franchise. These increases were partially offset by a decrease of $109,000 or 7.6% in other non-interest expense to $1.3 million for the year ended December 31, 2005 from $1.4 million for the year ended December 31, 2004. Other non-interest expense is comprised of director fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The decrease in other non-interest expense is primarily attributable to decreased legal, professional and shareholder relation expense, as the Company incurred expenses associated with a contested proxy contest initiated by an opposing slate of directors during the year ended December 31, 2004. No such additional expenses were incurred during the year ended December 31, 2005.

     Income tax expense increased by $337,000 or 14.0% to $2.7 million for the year ended December 31, 2005 from $2.4 million for the year ended December 31, 2004 reflecting pre-tax income of $7.5 million earned during the year ended December 31, 2005 compared to pre-tax income of $6.0 million earned during the year ended December 31, 2004, partially offset by the formation of BCB Holding Company Investment Corp. (the Investment Company"). The Investment Company, a New Jersey Investment Company wholly owned by the Bank, is subject to a state income tax rate of 3.6% as compared to the 9.0% rate paid by the Company and the Bank. The Investment Company was funded by a transfer of securities from the Bank. The utilization of the Investment Company to hold investments during the year ended December 31, 2005 reduced consolidated income tax expenses by approximately $223,000 and reduced the consolidated effective income tax rate by approximately 3.0%. The Company's effective tax rate was 36.7% for the year ended December 31, 2005 as compared to 40.0% for the year ended December 31, 2004.

Results of Operations for the Years Ended December 31, 2004 and 2003

     Net income increased by $1.2 million or 51.1% to $3.6 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. This increase in net income is as a result of increases in net interest income and non-interest income and a decrease in the provision for loan losses partially offset by increases in non-interest expense and income taxes. Net interest income increased by $4.0 million or 40.4% to $13.8 million for the year ended December 31, 2004 from $9.8 million for the year ended December 31, 2003. This increase resulted primarily from an increase in average net interest earning assets of $4.3 million or 13.5% to $36.2 million for the year ended December 31, 2004 from $31.9 million for the year ended December 31, 2003 partially offset by a decrease in the net interest margin to 3.96% for the year ended December 31, 2004 from 4.34% for the year ended December 31, 2003. The decrease in our net interest margin reflects the on-going philosophy of the Federal Reserve Open Market Committee, specifically during the second half of 2004, to tighten monetary policy by raising short-term interest rates while long term rates trended slightly downward during that same time period.

     Interest income on loans receivable increased by $4.04 million or 37.6% to $14.8 million for the year ended December 31, 2004 from $10.7 million for the year ended December 31, 2003. The increase was primarily due to an increase in average loans receivable of $66.1 million or 42.6% to $221.3 million for the year ended December 31, 2004 from $155.1 million for the year ended December 31, 2003 partially offset by a decrease in the average yield on loans receivable to 6.68% for the year ended December 31, 2004 from 6.93% for the year ended December 31, 2003. The increase in the average balance of loans reflects management's philosophy to deploy funds in higher yielding loans, specifically commercial real estate as opposed to lower yielding investments in government securities. The decrease in average yield reflects the continuance of the lower long-term interest rate environment in 2004.

     Interest income on securities increased by $2.5 million or 74.5% to $5.8 million for the year ended December 31, 2004 from $3.3 million for the year ended December 31, 2003. The increase was primarily attributable to an increase in the average balance of securities of $48.0 million or 79.6% to $108.3 million for the year ended December 31, 2004 from $60.3 million for the year ended December 31, 2003, partially offset by a decrease in the average yield on securities to 5.32% for the year ended December 31, 2004 from 5.47% for the year ended December 31, 2003. The increase in average balances reflects the redeployment of funds previously invested in short-term interest earning deposits and the on-going leverage strategy done with the use of the Federal Home Loan Bank advances.

     Interest income on other interest-earning assets consisting primarily of federal funds sold increased by $68,000 or 74.7% to $159,000 for the year ended December 31, 2004 from $91,000 for the year ended December 31, 2003. This increase was primarily due to an increase in the average balance of other interest-earning assets to $17.7 million for the year ended December 31, 2004 from $10.4 million for the year ended December 31, 2003 partially offset by a slight increase in the average yield on other interest-earning assets to 0.90% for the year ended December 31, 2004 from 0.87% for the year ended December 31, 2003. As the Bank's loan pipeline consistently totaled over $30.0 million during 2004, the increase in average balance in other interest-earning assets is a reflection of management's philosophy to accumulate liquidity to facilitate the prompt closing of those loans.

     Total interest expense increased by $2.6 million or 60.2% to $6.9 million for the year ended December 31, 2004 from $4.3 million for the year ended
December 31, 2003. This increase resulted from an increase in average total interest bearing deposit liabilities of $94.4 million or 49.4% to $285.4 million for the year ended December 31, 2004 from $191.1 million for the year ended December 31, 2003, and an increase of $22.7 million in average borrowings to $25.7 million at December 31, 2004, from $2.9 million for the year ended December 31, 2003. The average cost of total interest bearing liabilities was 2.23% for both the years ended December 31, 2004 and 2003.

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

     Total non-interest income increased by $143,000 or 29.8% to $623,000 for the year ended December 31, 2004 from $480,000 for the year ended December 31, 2003. The increase in non-interest income resulted primarily from a $150,000 increase in fees and service charges, a $42,000 increase in gain on sales of loans originated for sale, and a $7,000 increase in other income partially offset by a $56,000 loss in 2004 on the sale of the aforementioned non-performing commercial heavy equipment loans.

     Total non-interest expenses increased by $2.3 million or 42.1% to $7.7 million for the year ended December 31, 2004 from $5.4 million for the year ended December 31, 2003. The increase in 2004 was primarily due to an increase of $1.2 million or 41.3% in salaries and employee benefits expense to $4.0 million for the year ended December 31, 2004 from $2.8 million for the year ended December 31, 2003 as the Bank increased staffing levels and compensation in an effort to service its growing customer base. Full time equivalent employees increased to seventy-five (75) at December 31, 2004 from sixty-six
(66) at December 31, 2003 and thirty-four (34) at December 31, 2002. Equipment expense increased by $488,000 to $1.4 million for the year ended December 31, 2004 from $940,000 for the year ended December 31, 2003. The primary component of this expense relates to the increased costs of the Bank's data service provider reflecting the overall growth of the Bank's balance sheet. Occupancy expense increased by $244,000 to $655,000 for the year ended December 31, 2004 from $411,000 for the year ended December 31, 2003 as the Bank incurred a full year's worth of occupancy expense on the two offices opened during 2003. Advertising expense decreased by $8,000 to $161,000 for the year ended December 31, 2004 from $169,000 for the year ended December 31, 2003. Other non-interest expense increased by $384,000 to $1.44 million for the year ended December 31, 2004 from $1.06 million for the year ended December 31, 2003. The increase in other non-interest expense was primarily attributable to increased legal, professional and shareholder relation expense as during the year ended December 31, 2004, the Company incurred expenses associated with a proxy contest initiated by an opposing slate of directors. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

     Income tax expense increased by $794,000 or 49.2% to $2.4 million for the year ended December 31, 2004 from $1.6 million for the year ended December 31, 2003 reflecting pre-tax income of $6.0 million earned during the year ended December 31, 2004 compared to pre-tax income of $4.0 million earned during the year ended December 31, 2003. The Company's effective tax rates were 40.0% in 2004 and 40.3% in 2003.

Liquidity and Capital Resources
-------------------------------

     Our funding sources include income from operations, deposits and borrowings and principal payments on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by the general level of interest rates, economic conditions and competition.

     Our primary investing activities are the origination of commercial and multi-family real estate loans, one-to four-family mortgage loans, construction, commercial business and consumer loans, as well as the purchase of mortgage-backed and other investment securities. During 2005, loan originations totaled $133.7 million compared to $110.8 million and $105.0 million for 2004 and 2003, respectively. The increase in loan originations reflects management's efforts to increase our total assets, the continued focus on increasing commercial and multi-family lending operations and the strong refinance market in 2005.

     During 2005, cash flow provided by the calls, sales, maturities and principal repayments and prepayments received on securities held-to-maturity amounted to $32.9 million compared to $49.1 million and $36.3 million in 2004 and 2003. Deposit growth provided $25.6 million, $83.6 million and $90.1 million of funding to facilitate asset growth for the years ending December 31, 2005, 2004 and 2003, respectively. Borrowings increased $40.0 million in 2005 and in addition to deposit growth served to fund asset growth and provide additional capital. During 2004, we borrowed $4.1 million through the issuance of $4.1 million in trust preferred securities and repaid $15.0 million in FHLB borrowings. During 2003, we borrowed $25.0 million in FHLB advances.

     Loan  Commitments.  In the  ordinary  course of business  the Bank  extends
     -----------------
commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Bank does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Bank to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. The Bank had outstanding commitments to originate and fund loans of approximately $45.2 million and $38.8 million at December 31, 2005 and 2004, respectively.

     The following tables sets forth our contractual obligations and commercial commitments at December 31, 2005.

                                                                           Payments due by period
                                                                 Less than 1       1-3           3-5        More than 5
Contractual obligations                              Total          Year          Years         Years          Years
                                                  ----------     ---------      ---------     ---------      ---------
                                                                               (In thousands)
Borrowed money..............................      $   54,124     $      --      $      --     $      --      $  54,124
Lease obligations...........................             982          244             424           314             --
Certificates of deposit with original
  maturities of one year or more............          82,593        25,300         43,073        14,220             --
                                                  ----------     ---------      ---------     ---------      ---------
Total.......................................      $  137,699     $  25,544      $  43,497     $  14,534      $  54,124
                                                  ==========     =========      =========     =========      =========

Recent Accounting Pronouncements
--------------------------------

Accounting for Share-based Payments

     In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment". Statement No. 123 (revised) replaces Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123 (revised) requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

     On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Statement No. 123 (revised). Under the new rule, we are required to adopt Statement No. 123 (revised) in the first annual period beginning after June 15, 2005. Early application of Statement No. 123 (revised) is encouraged, but not required. Accordingly, we are required to record compensation expense for all new awards granted and any awards modified after January 1, 2006. In addition, the transition rules under SFAS No. 123 (revised 2004) will require that, for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered, compensation cost be recorded as such service is rendered after January 1, 2006.

     The pronouncement related to stock-based payments will not have any effect on our existing historical consolidated financial statements as restatements of previously reported periods will not be required. However, our stock option awards generally require a service period which extends beyond the effective date of SFAS No. 123 (revised 2004) and, accordingly, we will be required to record compensation expense on such awards beginning on January 1, 2006. As a result, the Board of Directors of BCB Bancorp, Inc. approved the accelerated vesting and exercisiability of all unvested and unexercisable stock options granted as a part of the 2003 and 2002 Stock Option Plans effective December 20, 2005. We do not expect a significant expense relating to existing stock options will need to be recognized in 2006 or future years.

Accounting for Variable Interest Entities

     In December 2003, FASB issued a revision to Interpretation 46, "Consolidation of Variable Interest Entities," which established standards for identifying a variable interest entity ("VIE") and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this Interpretation has not had and is not expected to have a material effect on our financial position or results of operations.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). This Statement established standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity as well as their classification in the company's statement of financial position. It requires that the company classify a financial instrument that is within its scope as a liability when that instrument embodies an obligation of the issuer. SFAS No. 150 did not have any impact on the Company's Consolidated Financial Statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

     On April 30, 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. With a number of exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

     In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. The Company does not have financial letters of credit as of December 31, 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Management of Market Risk
-------------------------

     Qualitative Analysis. The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee, which consists of senior management and outside directors operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

     Quantitative Analysis. The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2005. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 and 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of December 31, 2005. The following sets forth the Company's NPV as of December 31, 2005.

                                                                          NPV as a % of Assets
    Change in     Net Portfolio    $ Change from    % Change from     ------------------------------
   calculation        Value             PAR               PAR            NPV Ratio         Change
 --------------   -------------    -------------    -------------     --------------    ------------
     +300bp        $   28,550       $  (26,867)         (48.48)%             6.82%        (519) bp
     +200bp            38,357          (17,060)         (30.78)              8.87         (314) bp
     +100bp            47,352           (8,065)         (14.55)             10.60         (141) bp
       PAR             55,417               --              --              12.01           --  bp
     -100bp            57,398            1,981             3.57             12.19           18  bp
     -200bp            54,499             (918)           (1.66)            11.41          (60) bp

----------
       bp-basis points

     The table above indicates that at December 31, 2005, in the event of a 100 basis point decrease in interest rates, we would experience a 3.57% increase in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 14.55% decrease in NPV.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

     The financial statements identified in Item 15(a)(1) hereof are included as
Exhibit 13 and are incorporated hereunder.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     On April 1, 2005, Radics & Co. LLC, ("Radics") merged with Beard Miller Company LLP ("Beard Miller") to become the Pine Brook, New Jersey office of Beard Miller. As a result, on April 1, 2005, Radics resigned as independent auditors of BCB Bancorp, Inc. On April 1, 2005, BCB Bancorp, Inc. engaged Beard Miller as its successor independent audit firm. BCB Bancorp, Inc.'s engagement of Beard Miller has been approved by our Audit Committee.

     The reports of Radics on our consolidated financial statements as of and for the fiscal year ended December 31, 2004, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the years ended December 31, 2005 and 2004, and in connection with the audit of our financial statements for such periods and until the date of Radics' resignation, there were no disagreements between us and Radics on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Radics, would have caused Radics to make reference to such matter in connection with its audit reports on our financial statements.

     We provided Radics with a copy of the above disclosures in response to Item 304(a) of Regulation S-K. We requested that Radics deliver to us a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us in response to Item 304(a) of Regulation S-K, and if not, stating the respects in which it does not agree. A copy of Radics letter is filed as Exhibit 16 to a Form 8-K/A filed on April 27, 2005.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

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

     See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.  OTHER INFORMATION
---------------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

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

     The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") is incorporated herein by reference.

     The information concerning directors and executive officers of the Company under the caption "Proposal I-Election of Directors" and information under the captions "Section 16(a) Beneficial Ownership Compliance" and "The Audit Committee" of the 2006 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The "Executive Compensation" section of the Company's 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

     The "Proposal I--Election of Directors" section of the Company's 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The "Transactions with Certain Related Persons" section of the Company's 2006 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     Information required by Item 14 is incorporated by reference to the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders, "Proposal II-Ratification of the Appointment of Independent Auditors- -Fees Paid to Beard Miller Company LLP."

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

     (a)(1) Financial Statements
            --------------------

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

          (A)  Management Responsibility Statement

          (B)  Independent Auditors' Report

          (C) Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

          (D) Consolidated Statements of Income for each of the Years in the Three-Year period ended December 31, 2005

          (E) Consolidated Statements of Changes in Stockholders' Equity for each of the Years in the Three-Year period ended December 31, 2005

          (F) Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2005

          (G)  Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules
            -----------------------------

     All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

     (b)  Exhibits
          --------

          3.1   Certificate of Incorporation of BCB Bancorp, Inc.****

          3.2   Bylaws of BCB Bancorp, Inc.**

          3.3   Specimen Stock Certificate*

          10.1  Bayonne Community Bank 2002 Stock Option Plan***

          10.2  Bayonne Community Bank 2003 Stock Option Plan***

          10.3  2005 Director Deferred Compensation Plan****

          10.4  Change in Control Agreement with Donald Mindiak*****

          10.5  Change in Control Agreement with James E. Collins*****

          10.6  Change in Control Agreement with Thomas M. Coughlin*****

          10.7  Change in Control Agreement with Olivia Klim*****

          10.8  Change in Control Agreement with Amer Saleem*****

          10.9  Executive Agreement with Donald Mindiak*****

          10.10 Executive Agreement with James E. Collins*****

          10.11 Executive Agreement with Thomas M. Coughlin*****

          10.12 Executive Agreement with Olivia Klim*****

          10.13 Executive Agreement with Amer Saleem*****

          10.14 Amendment to 2002 and 2003 Stock Option Plans

          13    Consolidated Financial Statements

          14    Code of Ethics***

          21    Subsidiaries of the Company****

          23 Accountant's Consent to incorporate consolidated financial statements in Form S-8

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2  Certification  of  Chief Financial   Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------
* Incorporated by reference to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

** Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

*** Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.

**** Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

***** Incorporated by reference to Exhibit 10.4,  10.5,  10.6, 10.7, 10.8, 10.9,
      10.10, 10.11, 10.12 and 10.13 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005.

                                   Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BCB BANCORP, INC.


Date:  March 9, 2006                   By: /s/ Donald Mindiak
                                           ------------------
                                           Donald Mindiak
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                            Title                               Date
----------                            -----                               ----
/s/ Donald Mindiak                    President, Chief Executive          March 13, 2006
------------------------------        Officer and Director (Principal
Donald Mindiak                        Executive Officer)


/s/ Thomas M. Coughlin                Vice President, Chief Financial     March 13, 2006
------------------------------        Officer (Principal Financial
Thomas M. Coughlin                    and Accounting Officer) and Director


/s/ Mark D. Hogan                     Chairman of the Board               March 13, 2006
------------------------------
Mark D. Hogan


/s/ Robert Ballance                   Director                            March 13, 2006
------------------------------
Robert Ballance


/s/ Judith Q. Bielan                  Director                            March 13, 2006
------------------------------
Judith Q. Bielan



/s/ Joseph J. Brogan                  Director                            March 13, 2006
------------------------------
Joseph J. Brogan


/s/ James E. Collins                  Director                            March 13, 2006
------------------------------
James E. Collins


/s/ Joseph Lyga                       Director                            March 13, 2006
------------------------------
Joseph Lyga


/s/ Alexander Pasiechnik              Director                            March 13, 2006
------------------------------
Alexander Pasiechnik


/s/ August Pellegrini, Jr.            Director                            March 13, 2006
------------------------------
August Pellegrini, Jr.


                                  EXHIBIT INDEX
                                  -------------

          3.1   Certificate of Incorporation of BCB Bancorp, Inc.****

          3.2   Bylaws of BCB Bancorp, Inc.**

          3.3   Specimen Stock Certificate*

          10.1  Bayonne Community Bank 2002 Stock Option Plan***

          10.2  Bayonne Community Bank 2003 Stock Option Plan***

          10.3  2005 Director Deferred Compensation Plan****

          10.4  Change in Control Agreement with Donald Mindiak*****

          10.5  Change in Control Agreement with James E. Collins*****

          10.6  Change in Control Agreement with Thomas M. Coughlin*****

          10.7  Change in Control Agreement with Olivia Klim*****

          10.8  Change in Control Agreement with Amer Saleem*****

          10.9  Executive Agreement with Donald Mindiak*****

          10.10 Executive Agreement with James E. Collins*****

          10.11 Executive Agreement with Thomas M. Coughlin*****

          10.12 Executive Agreement with Olivia Klim*****

          10.13 Executive Agreement with Amer Saleem*****

          10.14 Amendment to 2002 and 2003 Stock Option Plans

          13    Consolidated Financial Statements

          14    Code of Ethics***

          21    Subsidiaries of the Company****

          23 Accountant's Consent to incorporate consolidated financial statements in Form S-8

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2  Certification  of  Chief Financial   Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------
* Incorporated by reference to the Form 8k-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

** Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

*** Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.

**** Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

***** Incorporated by reference to Exhibit 10.4,  10.5,  10.6, 10.7, 10.8, 10.9,
      10.10, 10.11, 10.12 and 10.13 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005.