Form 10-Q
period 2006-03-31
BCB BANCORP INC
filed 2006-05-12
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [X]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2006, BCB Bancorp, Inc., had 5,004,606 shares of common stock, no par value, issued and outstanding.

                        BCB BANCORP INC., AND SUBSIDIARY

                                      INDEX

PART I.   CONSOLIDATED FINANCIAL INFORMATION                                Page

          Item 1. Consolidated Financial Statements

          Consolidated Statements of Financial Condition as of
          March 31, 2006 and December 31, 2005 (unaudited).....................1

          Consolidated Statements of Income for the three months
          ended March 31, 2006 and March 31, 2005 (unaudited)..................2

          Consolidated Statement of Changes in Stockholders' Equity for the
          three months ended March 31, 2006 (unaudited)........................3

          Consolidated Statements of Cash Flow for the three months
          ended March 31, 2006 and March 31, 2005 (unaudited)..................4

          Notes to Unaudited Consolidated Financial Statements.................5

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......................8

          Item 3. Quantitative and Qualitative Disclosures about Market Risk..12

          Item 4. Controls and Procedures.....................................14

PART II. OTHER INFORMATION....................................................15

         Item 1.    Legal Proceedings

         Item 1A.   Risk Factors

         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

         Item 3.    Defaults Upon Senior Securities

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 5.    Other Information

         Item 6.    Exhibits


PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENT

                         BCB BANCORP INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition at
                      March 31, 2006 and December 31, 2005
                                   (Unaudited)
                      (in thousands, except for share data)
                                                                    At          At
                                                                31-Mar-06    31-Dec-05
                                                                ---------    ---------
ASSETS
------

Cash and amounts due from depository institutions ...........   $   2,307    $   2,987
Interest-earning deposits ...................................      16,590       22,160
                                                                ---------    ---------
   Total cash and cash equivalents ..........................      18,897       25,147
                                                                ---------    ---------

Securities held to maturity .................................     141,195      140,002
Loans held for sale .........................................       1,224          780
Loans receivable, net .......................................     308,569      284,451
Premises and equipment ......................................       5,452        5,518
Federal Home Loan Bank of New York stock ....................       2,778        2,778
Interest receivable, net ....................................       2,944        3,104
Subscriptions Receivable ....................................          --        2,353
Deferred income taxes .......................................       1,051          997
Other assets ................................................         636        1,112
                                                                ---------    ---------
    Total assets ............................................     482,746      466,242
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
Deposits ....................................................     377,592      362,851
Long-term Debt ..............................................      54,124       54,124
Other Liabilities ...........................................       1,827        1,420
                                                                ---------    ---------
    Total Liabilities .......................................     433,543      418,395
                                                                ---------    ---------

STOCKHOLDERS' EQUITY
--------------------
Common stock, stated value $0.06
10,000,000 shares authorized; 5,056,199 and 5,050,552 shares,
respectively, issued and outstanding ........................         324          323
Additional paid-in capital ..................................      45,568       45,518
Treasury stock, at cost, 52,816 and 51,316 shares,
respectively ................................................        (819)        (795)
Retained Earnings ...........................................       4,130        2,801
                                                                ---------    ---------
    Total stockholders' equity ..............................      49,203       47,847
                                                                ---------    ---------

     Total liabilities and stockholders' equity .............   $ 482,746    $ 466,242
                                                                =========    =========

     See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                           For the three months ended
                             March 31, 2006 and 2005
                                   (Unaudited)
                   ( in thousands, except for per share data)

                                                              Three Months Ended
                                                                   March 31,
                                                               -----------------
                                                                2006       2005
                                                               ------     ------

Interest income:
  Loans ..................................................     $5,342     $4,259
  Securities .............................................      1,816      1,434
  Other interest-earning assets ..........................        175         10
                                                               ------     ------
     Total interest income ...............................      7,333      5,703
                                                               ------     ------

Interest expense:
  Deposits:
     Demand ..............................................         82         85
     Savings and club ....................................        813      1,048
     Certificates of deposit .............................      1,515        682
                                                               ------     ------
                                                                2,410      1,815
                                                               ------     ------

     Borrowed money ......................................        492        121
                                                               ------     ------

       Total interest expense ............................      2,902      1,936
                                                               ------     ------

Net interest income ......................................      4,431      3,767
Provision for loan losses ................................        250        260
                                                               ------     ------

Net interest income, after provision for loan losses .....      4,181      3,507
                                                               ------     ------

Non-interest income:
   Fees and service charges ..............................        155        121
   Gain on sales of loans originated for sale ............        136         49
   Other .................................................          7          6
                                                               ------     ------
      Total non-interest income ..........................        298        176
                                                               ------     ------

Non-interest expense:
   Salaries and employee benefits ........................      1,299      1,025
   Occupancy expense of premises .........................        218        162
   Equipment .............................................        450        367
   Advertising ...........................................         61         39
   Other .................................................        333        307
                                                               ------     ------
      Total non-interest expense .........................      2,361      1,900
                                                               ------     ------

Income before income tax provision .......................      2,118      1,783
Income tax provision .....................................        789        638
                                                               ------     ------

Net Income ...............................................     $1,329     $1,145
                                                               ======     ======

Net Income per common share-basic and diluted
           basic .........................................     $ 0.27     $ 0.31
                                                               ======     ======
           diluted .......................................     $ 0.26     $ 0.29
                                                               ======     ======

Weighted average number of common shares outstanding-
           basic .........................................      5,002      3,742
                                                               ======     ======
           diluted .......................................      5,159      3,922
                                                               ======     ======

     See accompanying notes to consolidated financial statements.


                                          BCB BANCORP INC. AND SUBSIDIARY
                             Consolidated Statement of Changes in Stockholders' Equity
                                     For the three months ended March 31, 2006
                                                    (Unaudited)
                                                  (in thousands)


                                                        Additional       Treasury        Retained
                                        Common Stock  Paid-In Capital     Stock          Earnings        Total
                                        ------------  ---------------     -----          --------        -----
Balance,  December 31, 2005 .........   $        323   $     45,518    $       (795)   $      2,801   $     47,847

Stock-based compensation ............             --             20              --              --             20

Exercise of Stock Options ...........              1             39              --              --             40

Stock Offering Costs ................             --             (9)             --              --             (9)

Treasury Stock Purchases ............             --             --             (24)             --            (24)

Net income for the three months ended
     March 31, 2006 .................             --             --              --           1,329          1,329
                                        ------------   ------------    ------------    ------------   ------------

Balance, March 31, 2006 .............   $        324   $     45,568    $       (819)   $      4,130   $     49,203
                                        ------------   ------------    ------------    ------------   ------------



     See accompanying notes to consolidated financial statements.


                                    BCB BANCORP INC. AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                       For the three months ended
                                        March 31, 2006 and 2005
                                              (Unaudited)
                                             (in thousands)

                                                                                    Three Months Ended
                                                                                        March  31,
                                                                                   --------------------
                                                                                     2006        2005
                                                                                   --------    --------
Cash flows from operating activities:
   Net Income ..................................................................   $  1,329    $  1,145
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation ..........................................................         85          86
         Amortization and accretion, net .......................................       (145)       (110)
         Provision for loan losses .............................................        250         260
         Stock-based compensation ..............................................         20          --
         Deferred income tax ...................................................        (54)        (65)
         Loans originated for sale .............................................     (6,818)     (3,353)
         Proceeds from sale of loans originated for sale .......................      6,510       3,402
         (Gain) on sale of loans originated for sale ...........................       (136)        (49)
         Decrease (Increase) in interest receivable ............................        160          (6)
         Decrease in subscriptions receivable ..................................      2,353          --
         Decrease (Increase) in other assets ...................................        476        (113)
         Increase in accrued interest payable ..................................         61          30
         Increase in other liabilities .........................................        346         242
                                                                                   --------    --------

                Net cash provided by operating activities ......................      4,437       1,469
                                                                                   --------    --------

Cash flows from investing activities:
      Proceeds from call of security held to maturity ..........................         --      13,755
      Proceeds from maturation of security held to maturity ....................      5,000          --
      Purchases of security held to maturity ...................................     (7,500)    (12,315)
      Proceeds from repayments on securities held to maturity ..................      1,311       1,658
      Net (increase) in loans receivable .......................................    (24,227)    (15,456)
      Additions to premises and equipment ......................................        (19)        (49)
                                                                                   --------    --------

             Net cash (used in) investing activities ...........................    (25,435)    (12,407)
                                                                                   --------    --------

Cash flows from financing activities:
      Net increase in deposits .................................................     14,741       7,697
      Net change in short-term debt ............................................         --       3,400
      Purchases of treasury stock ..............................................        (24)         --
      Net proceeds from sales of common stock ..................................         40          --
      Stock issuance costs .....................................................         (9)         --
                                                                                   --------    --------

             Net cash provided by financing activities .........................     14,748      11,097
                                                                                   --------    --------

Net increase in cash and cash equivalents ......................................     (6,250)        159
Cash and cash equivalents-begininng ............................................     25,147       4,534
                                                                                   --------    --------

Cash and cash equivalents-ending ...............................................   $ 18,897    $  4,693
                                                                                   ========    ========

Supplemental disclosure of cash flow information: Cash paid during the year for:
         Income taxes ..........................................................   $     --    $      1

         Interest ..............................................................      2,841       1,906



     See accompanying notes to consolidated financial statements.

                        BCB Bancorp Inc., and Subsidiary
              Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the "Company") and the Company's wholly owned subsidiaries, Bayonne Community Bank (the "Bank"), BCB Holding Company Investment Company, and BCB Equipment Leasing Company. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2006 or any other future interim period.

These statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2005, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Stock Compensation Plans

      The Company has two stock-related compensation plans, the 2002 Stock Option Plan and the 2003 Stock Option Plan, which are described in Note 11 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. Through December 31, 2005, the Company accounted for its stock option plans using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. Under APB No. 25, generally, when the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. As described in Note 11 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2005, the Company's Board of Directors approved, on December 14, 2005, the acceleration of vesting for all 218,195 outstanding unvested options so that all such options would become fully vested effective December 20, 2005. Absent the acceleration of vesting, these options would have become vested from time to time through 2008. As required, the Company has estimated the number of options that will be exercised in the future which would not have been exercisable under their original vesting terms and recorded an expense therefore. This estimate will be updated on a quarterly basis and is not expected to be significant.

      The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on January 1, 2006, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and instituted a procedure to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. Since all outstanding options were fully vested by December 31, 2005, no expenses were recorded for stock-based compensation during the quarter ended March 31, 2006, except for $20,000 related to a revision of the termination rate estimate to 12% annually as it relates to the previously discussed option vesting acceleration.

      SFAS No. 123R also requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense to be reported as a financing cash flow (none recognized during the three months ended March 31, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classifies share-based compensation within salaries and employee benefits and directors compensation expenses to correspond with the same line item as the cash compensation paid to such individuals.

      Options granted generally vest over a four-year service period 20% immediately upon grant and an additional 20% at each of the four succeeding grant anniversary dates. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards' respective requisite service periods. The fair values relating to all options granted were estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. As permitted by SAB No. 107, we used the mid-point of original vesting period and original option life to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We will recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of these awards. We did not grant any options during the quarters ended March 31, 2006 and 2005.

      During the three months ended March 31, 2006, the Company recorded $20,000 of share-based compensation expense, all of which related to the aforementioned revision of the estimated termination rate. The Company does not expect to record significant share-based compensation expense in fiscal 2006. This estimate may be impacted by potential changes to the structure of the Company's share-based compensation plans which could impact the number of stock options granted in fiscal 2006, changes in valuation assumptions, and changes in the market price of the Company's common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2006 may differ from the Company's current estimate.


      The following table illustrates the impact of share-based compensation on reported amounts:
                        Three months ended March 31, 2006
                     (in thousands, except per share data)

                                                          Impact of Share-Based
                                          As Reported         Compensation

Income before income taxes               $      2,118         $         20

Net Income                               $      1,329         $         20

Earnings per share:

         Basic                           $       0.27         $       0.00

         Diluted                         $       0.26         $       0.00

A summary of the Company's stock option activity and related information for its option plans for the three months ended March 31, 2006, was as follows:

                                            Wtd. Avg.       Wtd. Avg. Rem.     Aggregate
                               Options   Exercise Price   Contractual Term  Intrinsic Value

Outstanding at 12/31/2005      428,454      $     9.79

Granted                              0            0.00

Exercised                       (5,677)           7.27

Forfeited or Cancelled               0            0.00

Outstanding at 3/31/2006       422,777      $     9.83        7.7 years       $  2,741,000

Exercisable at 3/31/2006       422,777      $     9.83        7.7 years       $  2,741,000


      The total intrinsic value of the options exercised during the quarter ended March 31, 2006, was $46,000. There were no stock options granted during the three months ended March 31, 2006 and 2005. The Company had no non-vested options outstanding as of March 31, 2006, and during the three months then ended.

      For purposes of pro forma disclosures, the estimated fair value of the stock are amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation prior to January 1, 2006.

                                                       Three months ended March 31, 2005
                                                      (in thousands, except per share data)

Net income, as reported                                       $           1,145

Add: Stock related compensation expense included in
         reported net income, net of income taxes                             0

Deduct: Stock related compensation expense determined
         under the fair value method, net of income taxes                  (121)

Pro forma net income                                          $           1,024

Earnings per share:

Basic, as reported                                            $            0.31

Basic, pro forma                                              $            0.27

Diluted, as reported                                          $            0.29

Diluted, pro forma                                            $            0.26


ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $16.5 million or 3.5% to $482.7 million at March 31, 2006 from $466.2 million at December 31, 2005 as the Bank continued to grow assets through the origination of real estate loans, funded primarily through cash flow provided by retail deposit growth, repayments and prepayments of loans as well as the net proceeds from our offering of common stock that was completed in December 2005. Asset growth has stabilized as management is concentrating on controlled loan growth. The composition of the Bank's assets will shift more significantly to loans as compared to investments reflecting management's desire to obtain higher yields from loan products than are obtainable from investments. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $6.2 million or 24.7% to $18.9 million at March 31, 2006 from $25.1 million at December 31, 2005. Investment securities classified as held-to-maturity increased by $1.2 million or 0.9% to $141.2 million at March 31, 2006 from $140.0 million at December 31, 2005. This increase was primarily attributable to the purchase of $7.5 million of agency securities, partially offset by the maturity of $5.0 million of an agency security and $1.3 million of mortgage backed securities repayments and prepayments during the three months ended March 31, 2006.

Loans receivable increased by $24.1 million or 8.5% to $308.6 million at March 31, 2006 from $284.5 million at December 31, 2005. The increase resulted primarily from a $24.0 million increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, and a $1.3 million increase in consumer loans, net of amortization, partially offset by an $830,000 decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization, and a $182,000 increase in the allowance for loan losses to $3.3 million at March 31, 2006 from $3.1 million at December 31, 2005. At March 31, 2006, the allowance for loan losses was $3.3 million or 173.68% of non-performing assets.

Deposit liabilities increased by $14.7 million or 4.1% to $377.6 million at March 31, 2006 from $362.9 million at December 31, 2005. The increase resulted primarily from an increase of $29.4 million in time deposit accounts and a $2.4 million increase in transaction accounts, partially offset by a $17.0 million decrease in savings and club accounts as the Bank has experienced a change in the composition of deposits with savings and club balances being reduced in favor of higher cost time deposits. Time deposit rates have continued to rise commensurate with increases in short term rates by the Federal Reserve during the three months ended March 31, 2006 and the resultant increase in competitive rates by financial institutions.

The balance of borrowed money remained constant at $54.1 million during the three months ended March 31, 2006 as the net proceeds from our offering of common stock as well as retail deposit growth and repayments and prepayments from the loan portfolio and mortgage backed securities portfolio have provided sufficient cash flow to grow our balance sheet consistent with our capital levels and available business opportunities.

Stockholders' equity increased by $1.4 million or 2.9% to $49.2 million at March 31, 2006 from $47.8 million at December 31, 2005. The increase in stockholders' equity is primarily attributable to the net income by the Company for the three months ended March 31, 2006. At March 31, 2006 the Company's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 10.38%, 16.06% and 17.13% respectively.

Results of Operations

Net income increased by $184,000 or 16.1% to $1.3 million for the three months ended March 31, 2006 from $1.1 million for the three months ended March 31, 2005. The increase in net income primarily reflects increases in net interest income and non-interest income, partially offset by increases in non-interest expense and income taxes. Net interest income increased by $664,000 or 17.6% to $4.4 million for the three months ended March 31, 2006 from $3.8 million for the three months ended March 31, 2005. This increase resulted primarily from an increase in average interest earning assets of $90.6 million or 24.3% to $463.9 million for the three months ended March 31, 2006 from $373.3 million for the three months ended March 31, 2005, funded primarily through an increase in average interest bearing liabilities of $65.0 million or 19.6% to $395.9 million for the three months ended March 31, 2006 from $330.9 million for the three months ended March 31, 2005, partially offset by a decrease in the net interest margin to 3.82% for the three months ended March 31, 2006 from 4.04% for the three months ended March 31, 2005.

Interest income on loans receivable increased by $1.08 million or 25.4% to $5.34 million for the three months ended March 31, 2006 from $4.26 million for the three months ended March 31, 2005. The increase was primarily attributable to an increase in the balance of average loans receivable of $45.7 million or 17.8% to $301.8 million for the three months ended March 31, 2006 from $256.1 million for the three months ended March 31, 2005, and an increase in the average yield on loans receivable to 7.08% for the three months ended March 31, 2006 from 6.65% for the three months ended March 31, 2005. The increase in average loans reflects management's philosophy to deploy funds in higher yielding assets, specifically commercial real estate loans in an effort to achieve higher returns. The increase in average yield reflects the increase in loan yields tied to the prime lending rate which has been increasing consistent with the Federal Reserve's more restrictive interest rate policy over the last twenty-one months.

Interest income on securities held-to-maturity increased by $382,000 or 26.6% to $1.8 million for the three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005. The increase was primarily attributable to an increase in the average balance of securities held-to-maturity of $29.4 million or 26.0% to $142.4 million for the three months ended March 31, 2006 from $113.0 million for the three months ended March 31, 2005, and a slight increase in the average yield on securities to 5.10% for the three months ended March 31, 2006 from 5.08% for the three months ended March 31, 2005. The increase in average balance reflects management's philosophy to deploy funds in higher yielding assets in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $165,000 to $175,000 for the three months ended March 31, 2006 from $10,000 for the three months ended March 31, 2005. The increase was primarily due to an increase in the average balance of other interest-earning assets to $19.6 million for the three months ended March 31, 2006 from $4.2 million for the three months ended March 31, 2005, and an increase in the average yield on other interest-earning assets to 3.57% for the three months ended March 31, 2006 from 0.96% for the three months ended March 31, 2005. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits in 2006 as compared to 2005. The increase in the average balance primarily reflects the, as yet, undeployed net proceeds from our offering of common stock.

Total interest expense increased by $966,000 or 49.9% to $2.9 million for the three months ended March 31, 2006 from $1.9 million for the three months ended March 31, 2005. The increase resulted primarily from an increase in average interest bearing liabilities of $65.0 million or 19.6% to $395.9 million for the three months ended March 31, 2006 from $330.9 million for the three months ended March 31, 2005, as well as an increase in the average cost of interest bearing liabilities to 2.93% for the three months ended March 31, 2006 from 2.34% for the three months ended March 31, 2005.

The provision for loan losses totaled $250,000 and $260,000 for the three-month periods ended March 31, 2006 and 2005 respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are probable and estimable. The Bank had non-performing loans totaling $1.9 million or 0.58% of gross loans at March 31, 2006, $1.0 million or 0.36% of gross loans at December 31, 2005 and $352,000 or 0.13% of gross loans at March 31, 2005. The allowance for loan losses stood at $3.3 million or 1.05% of gross loans at March 31, 2006, $3.1 million or 1.07% of gross total loans at December 31, 2005 and $2.7 million or 1.01% of gross loans at March 31, 2005. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2006, December 31, 2005 and March 31, 2005.

Total non-interest income increased by $122,000 or 69.3% to $298,000 for the three months ended March 31, 2006 from $176,000 for the three months ended March 31, 2005. The increase in non-interest income resulted primarily from an $87,000 increase in gains on sales of loans originated for sale to $136,000 for the three months ended March 31, 2006 from $49,000 for the three months ended March 31, 2005, and a $34,000 increase in general fees and service charges to $155,000 for the three months ended March 31, 2006 from $121,000 for the three months ended March 31, 2005.

Total non-interest expense increased by $461,000 or 24.3% to $2.4 million for the three months ended March 31, 2006 from $1.9 million for the three months ended March 31, 2005. Salaries and employee benefits expense increased by $274,000 or 26.7% to $1.3 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005. This increase was primarily attributable to annual salary increases in conjunction with annual reviews and an increase in health care benefits expense as well as an increase in the number of full-time equivalent employees to 82 for the three months ended March 31, 2006 from 73 for the three months ended March 31, 2005. Equipment expense increased by $83,000 to $450,000 for the three months ended March 31, 2006 from $367,000 for the three months ended March 31, 2005. The primary component of this expense item is data service provider expense which increases with the growth of the Bank's assets. Occupancy expense increased by $56,000 to $218,000 for the three months ended March 31, 2006 from $162,000 for the three months ended March 31, 2005 primarily as a result of the Bank securing a lease for the opening of a branch office in Hoboken, New Jersey. It is anticipated that this office will commence operations during the second half of 2006. Advertising expense increased by $22,000 to $61,000 for the three months ended March 31, 2006 from $39,000 for the three months ended March 31, 2005. The increase in advertising expense relates to advertisements for deposit and loan promotions in an effort to attract additional business during the three months ended March 31, 2006. Other non-interest expense increased by $26,000 to $333,000 for the three months ended March 31, 2006 from $307,000 for the three months ended March 31, 2005. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $151,000 to $789,000 for the three months ended March 31, 2006 from $638,000 for the three months ended March 31, 2005 reflecting increased income earned during the three month time period ended March 31, 2006. The consolidated effective income tax rate for the three months ended March 31, 2006 was 37.3% as compared to 35.8% the three months ended March 31, 2005.

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

The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2006, the latest data for which this information is available. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions were made in preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2006. The following sets forth the Company's NPV as of March 31, 2006.

                                                                            NPV as a % of Assets
Change in      Net Portfolio    $ Change from     % Change from             --------------------
Calculation        Value              PAR                PAR            NPV Ratio           Change
-----------        -----              ---                ---            --------------------------
  +300bp          $ 35,061        $ (29,171)           -45.41%             8.12%          -541 bps
  +200bp            45,478          (18,754)            -29.20             10.21          -332 bps
  +100bp            55,144           (9,088)            -14.15             12.00          -153 bps
     PAR            64,232            ------            ------             13.53          ---- bps
  -100bp            70,528             6,296              9.80             14.46            93 bps
  -200bp            68,228             3,996              6.22             13.85            32 bps
bp - basis points

The table above indicates that at March 31, 2006, in the event of a 100 basis point decrease in interest rates, we would experience a 9.80% increase in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 14.15% decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no changes in the Company's risk factors since the filing of the Annual Report on Form 10-K.

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

Other than as stated below, the Company has not sold any securities during the past three years. In connection with the Plan of Acquisition completed on May 1, 2003 the Bank reorganized into the holding company form of ownership and each share of Bank common stock became a share of Company common stock. No new capital was received in the reorganization. Last year, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. The Company's stock purchases during the last three months are as follows:

                 Shares       Average        Total Number of       Maximum Number of Shares
Period           Purchased     Price         Shares Purchased      That May Yet be Purchased
------           ---------     -----         ----------------      -------------------------
1/1 - 1/31       --------      -----         -----------------             135,780
2/1 - 2/28       --------      -----         -----------------             135,780
3/1 - 3/31        1,500       $15.50               1,500                   134,280

The Company conducted a secondary public stock offering during the fourth quarter of 2005. The Company sold 1,265,000 shares of its common stock for an aggregate offering price of $19.3 million. The Company offered 1,100,000 shares of its common stock, (with an over-allotment option of 165,000 shares) to the public at a price of $15.25. The stock offering was underwritten by Janney Montgomery Scott LLC on a firm commitment basis. The Company's registration statement on Form S-1 (Commission File No. 333-128214) was declared effective by the Securities and Exchange Commission on December 13, 2005. The Company also filed a rule 462 registration statement on Form S-1 (Commission File No.

333-130307) which was effective upon filing December 14, 2005. The sale of 1.1 million shares was completed on December 19, 2005, and the over-allotment was exercised in full on January 5, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.