Form 10-Q
period 2006-06-30
BCB BANCORP INC
filed 2006-08-01
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 1, 2006, BCB Bancorp, Inc., had 5,005,754 shares of common stock, no par value, issued and outstanding.

                        BCB BANCORP INC., AND SUBSIDIARY

                                      INDEX

PART I.   CONSOLIDATED FINANCIAL INFORMATION                                Page

          Item 1. Consolidated Financial Statements

          Consolidated Statements of Financial Condition as of
          June 30, 2006 and December 31, 2005 (unaudited)......................1

          Consolidated Statements of Income for the three and six months ended June 30, 2006 and June 30, 2005 (unaudited)....................2

          Consolidated Statement of Changes in Stockholders' Equity for
          the six months ended June 30, 2006 (unaudited).......................3

          Consolidated Statements of Cash Flow for the six months
          ended June 30, 2006 and June 30, 2005 (unaudited)....................4

          Notes to Unaudited Consolidated Financial Statements.................5

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................8

          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk.................................................16

          Item 4. Controls and Procedures.....................................18

PART II.  OTHER INFORMATION...................................................19

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

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENT

                         BCB BANCORP INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition at
                       June 30, 2006 and December 31, 2005
                                   (Unaudited)
                      (in thousands except for share data)

                                                                    At          At
                                                                30-Jun-06    31-Dec-05
                                                                ---------    ---------
ASSETS
------

Cash and amounts due from depository institutions ...........   $   2,810    $   2,987
Interest-earning deposits ...................................       6,767       22,160
                                                                ---------    ---------
   Total cash and cash equivalents ..........................       9,577       25,147
                                                                ---------    ---------

Securities held to maturity .................................     149,877      140,002
Loans held for sale .........................................       1,779          780
Loans receivable, net .......................................     313,787      284,451
Premises and equipment ......................................       5,377        5,518
Federal Home Loan Bank of New York stock ....................       3,274        2,778
Interest receivable, net ....................................       3,339        3,104
Subscriptions Receivable ....................................          --        2,353
Deferred income taxes .......................................       1,180          997
Other assets ................................................         753        1,112
                                                                ---------    ---------
    Total assets ............................................     488,943      466,242
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Deposits ....................................................     371,099      362,851
Long-term Debt ..............................................      64,124       54,124
Other Liabilities ...........................................       3,092        1,420
                                                                ---------    ---------
    Total Liabilities .......................................     438,315      418,395
                                                                ---------    ---------

STOCKHOLDERS' EQUITY
--------------------

Common stock, stated value $0.06
10,000,000 shares authorized; 5,060,480 and 5,050,552 shares,
respectively, issued ........................................         324          323
Additional paid-in capital ..................................      45,611       45,518
Treasury stock, at cost, 54,820 and 51,316 shares,
respectively ................................................        (851)        (795)
Retained Earnings ...........................................       5,544        2,801
                                                                ---------    ---------
    Total stockholders' equity ..............................      50,628       47,847
                                                                ---------    ---------

     Total liabilities and stockholders' equity .............   $ 488,943    $ 466,242
                                                                =========    =========

     See accompanying notes to consolidated financial statements.

                                BCB BANCORP INC. AND SUBSIDIARY
                               Consolidated Statements of Income
                               For the three and six months ended
                                     June 30, 2006 and 2005
                                          (Unaudited)
                            (in thousands except for per share data)


                                                        Three Months Ended   Six Months Ended
                                                             June 30,            June 30,
                                                        -----------------   -----------------
                                                          2006     2005       2006      2005
                                                        -----------------   -----------------
Interest income:
  Loans ..............................................   $ 5,717   $ 4,623   $11,059     8,882
  Securities .........................................     1,874     1,471     3,690     2,905
  Other interest-earning assets ......................       104         4       279        14
                                                         -------   -------   -------   -------
     Total interest income ...........................     7,695     6,098    15,028    11,801
                                                         -------   -------   -------   -------

Interest expense:
  Deposits:
     Demand ..........................................        86        82       168       167
     Savings and club ................................       663     1,028     1,476     2,076
     Certificates of deposit .........................     1,757       821     3,272     1,503
                                                         -------   -------   -------   -------
                                                           2,506     1,931     4,916     3,746
                                                         -------   -------   -------   -------

     Borrowed money ..................................       553       189     1,045       310
                                                         -------   -------   -------   -------

       Total interest expense ........................     3,059     2,120     5,961     4,056
                                                         -------   -------   -------   -------

Net interest income ..................................     4,636     3,978     9,067     7,745
Provision for loan losses ............................       325       300       575       560
                                                         -------   -------   -------   -------

Net interest income after provision for loan losses ..     4,311     3,678     8,492     7,185
                                                         -------   -------   -------   -------

Non-interest income:
   Fees and service charges ..........................       141       136       290       257
   Gain on sales of loans originated for sale ........       196        56       338       105
   Gain on sale of securities ........................        --        28        --        28
   Other .............................................         6         6        13        12
                                                         -------   -------   -------   -------
      Total non-interest income ......................       343       226       641       402
                                                         -------   -------   -------   -------

Non-interest expense:
   Salaries and employee benefits ....................     1,253     1,089     2,552     2,114
   Occupancy expense of premises .....................       220       163       438       325
   Equipment .........................................       442       367       892       734
   Advertising .......................................        95        39       156        78
   Other .............................................       392       314       725       621
                                                         -------   -------   -------   -------
      Total non-interest expense .....................     2,402     1,972     4,763     3,872
                                                         -------   -------   -------   -------

Income before income tax provision ...................     2,252     1,932     4,370     3,715
Income tax provision .................................       838       723     1,627     1,361
                                                         -------   -------   -------   -------

Net Income ...........................................   $ 1,414   $ 1,209   $ 2,743   $ 2,354
                                                         =======   =======   =======   =======

Net Income per common share-basic and diluted
           basic .....................................   $  0.28   $  0.32   $  0.55   $  0.63
                                                         =======   =======   =======   =======
           diluted ...................................   $  0.27   $  0.31   $  0.53   $  0.60
                                                         =======   =======   =======   =======

Weighted average number of common shares outstanding-
           basic .....................................     5,003     3,736     5,003     3,739
                                                         =======   =======   =======   =======
           diluted ...................................     5,185     3,908     5,172     3,915
                                                         =======   =======   =======   =======

     See accompanying notes to consolidated financial statements.


                                         BCB BANCORP INC. AND SUBSIDIARY
                            Consolidated Statement of Changes in Stockholders' Equity
                                     For the six months ended June 30, 2006
                                                   (Unaudited)
                                                 (in thousands)


                                                          Additional       Treasury        Retained
                                          Common Stock  Paid-In Capital      Stock         Earnings        Total
                                          ------------  ---------------      -----         --------        -----
Balance,  December 31, 2005 ...........   $        323   $     45,518    $       (795)   $      2,801   $     47,847

Stock-based compensation ..............             --             20              --              --             20

Exercise of Stock Options .............              1             82              --              --             83

Issuance of stock (stock offering costs)            --             (9)             --              --             (9)

Treasury Stock Purchases ..............             --             --             (56)             --            (56)

Net income for the six months ended
     June 30, 2006 ....................             --             --              --           2,743          2,743
                                          ------------   ------------    ------------    ------------   ------------

Balance, June 30, 2006 ................   $        324   $     45,611    $       (851)   $      5,544   $     50,628
                                          ------------   ------------    ------------    ------------   ------------



     See accompanying notes to consolidated financial statements.

                                         BCB BANCORP INC. AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows
                                            For the six months ended
                                             June 30, 2006 and 2005
                                                   (Unaudited)
                                                  (in thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                           --------------------
                                                                                             2006         2005
                                                                                           --------------------
Cash flows from operating activities :
   Net Income ..........................................................................   $  2,743    $  2,354
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation ..................................................................        169         174
         Amortization and accretion, net ...............................................       (320)       (210)
         Provision for loan losses .....................................................        575         560
         Stock-based compensation ......................................................         20          --
         Deferred income tax ...........................................................       (183)       (182)
         Loans originated for sale .....................................................    (19,033)     (6,581)
         Proceeds from sale of loans originated for sale ...............................     18,372       6,686
         (Gain) on sale of loans originated for sale ...................................       (338)       (105)
         (Gain) on sale of securities held to maturity .................................         --         (28)
         (Increase) Decrease in interest receivable ....................................       (235)         64
         Decrease in subscriptions receivable ..........................................      2,353          --
         (Increase) Decrease in other assets ...........................................        359          (9)
         Increase in accrued interest payable ..........................................        129          --
         Increase in other liabilities .................................................      1,543         160
                                                                                           --------    --------

                Net cash provided by operating activities ..............................      6,154       2,883
                                                                                           --------    --------

Cash flows from investing activities:
      Purchase of FHLB stock ...........................................................       (496)       (164)
      Proceeds from calls of securities held to maturity ...............................         --      18,755
      Proceeds from maturation of securities held to maturity ..........................      5,000          --
      Proceeds from sales of securities held to maturity ...............................         --       7,345
      Purchases of securities held to maturity .........................................    (17,500)    (20,315)
      Proceeds from repayments on securities held to maturity ..........................      2,633       3,237
      Net (increase) in loans receivable ...............................................    (29,599)    (29,352)
      Additions to premises and equipment ..............................................        (28)       (100)
                                                                                           --------    --------

             Net cash (used in) investing activities ...................................    (39,990)    (20,594)
                                                                                           --------    --------

Cash flows from financing activities:
      Net increase in deposits .........................................................      8,248      12,405
      Net change in short-term debt ....................................................         --       6,300
      Proceeds of long-term debt .......................................................     10,000          --
      Purchases of treasury stock ......................................................        (56)       (422)
      Net proceeds from sales of common stock ..........................................         83          14
      Stock issuance costs .............................................................         (9)         --
                                                                                           --------    --------

             Net cash provided by financing activities .................................     18,266      18,297
                                                                                           --------    --------

Net (decrease) increase in cash and cash equivalents ...................................    (15,570)        586
Cash and cash equivalents-begininng ....................................................     25,147       4,534
                                                                                           --------    --------

Cash and cash equivalents-ending .......................................................   $  9,577    $  5,120
                                                                                           ========    ========

Supplemental disclosure of cash flow information: Cash paid during the year for:
         Income taxes ..................................................................   $    797    $  1,183

         Interest ......................................................................   $  5,832    $  4,038



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2006 or any other future interim period.

These statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2005, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.

In October 2005, the Company's Board of Directors authorized a 25% stock dividend to stockholders of record on October 13, 2005. Such dividend was distributed on October 27, 2005. The weighted average number of common shares outstanding and the net income per share data for the three and six months ended June 30, 2005, have been restated to give the retroactive effect to the stock dividend.

Note 3 - Stock Compensation Plans

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

Since all outstanding options were fully vested by December 31, 2005, no expenses were recorded for stock-based compensation during the six months ended June 30, 2006, except for $20,000 recorded during the quarter ended March 31, 2006, related to a revision of the termination rate estimate to 12% annually as it relates to the previously discussed option vesting acceleration.

         SFAS No. 123R also requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense is to be reported as a financing cash flow (none recognized during the six months ended June 30, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classifies share-based compensation within salaries and employee benefits and directors compensation expenses to correspond with the same line item as the cash compensation paid to such individuals.

         Options granted generally vest over a four-year service period 20% immediately upon grant and an additional 20% at each of the four succeeding grant anniversary dates. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards' respective requisite service periods. The fair values relating to all options granted were estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. As permitted by SAB No. 107, we used the mid-point of the original vesting period and original option life to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We will recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of these awards. We did not grant any options during the six months ended June 30, 2006 and 2005.

         During the six months ended June 30, 2006, the Company recorded $20,000 of share-based compensation expense, all of which related to the aforementioned revision of the estimated termination rate. The Company does not expect to record significant share-based compensation expense in fiscal 2006. This estimate may be impacted by potential changes to the structure of the Company's share-based compensation plans which could impact the number of stock options granted in fiscal 2006, changes in valuation assumptions, and changes in the market price of the Company's common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2006 may differ from the Company's current estimate.


         The following table illustrates the impact of share-based compensation on reported amounts:

                                Three and six months ended June 30, 2006
                                  (in  thousands,except per share data)

                                                     Impact of Share-Based
                                  As Reported            Compensation

                              Quarter       YTD       Quarter       YTD

Income before income taxes   $   2,252   $   4,370   $      --   $     (20)

Net Income                   $   1,414       2,743   $      --         (20)

Earnings per share:

         Basic               $    0.28        0.55   $    0.00       (0.01)

         Diluted             $    0.27        0.53   $    0.00        0.00

A summary of the Company's stock option activity and related information for its option plans for the six months ended June 30, 2006, was as follows:


                                              Wtd. Avg.       Wtd. Avg. Rem.     Aggregate
                                 Options   Exercise Price   Contractual Term   Intrinsic Value

Outstanding at 12/31/2005        428,454    $       9.79

Granted                                0            0.00

Exercised                         (9,958)           8.19

Forfeited or Cancelled                 0            0.00
                                 -------

Outstanding at 6/30/2006         418,496    $       9.83        7.3 years      $   2,338,000

Exercisable at 6/30/2006         418,496    $       9.83        7.3 years      $   2,338,000


         The total intrinsic value of the options exercised during the three and six months ended June 30, 2006, was $26,000 and $73,000, respectively. There were no stock options granted during the six months ended June 30, 2006 and 2005. The Company had no non-vested options outstanding as of June 30, 2006, and during the six months then ended.

         For purposes of pro forma disclosures, the estimated fair value of the stock are amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation prior to January 1, 2006.


                                                     Three and six months ended June 30, 2005
                                                      (in thousands, except per share data)
Net income, as reported                                     $   1,209    $   2,354

Add: Stock related compensation expense included in
         reported net income, net of income taxes                   0            0

Deduct: Stock related compensation expense determined
         under the fair value method, net of income taxes        (121)        (242)
                                                            ---------    ---------

Pro forma net income                                        $   1,088    $   2,112
                                                            ---------    ---------

Earnings per share:

Basic, as reported                                          $    0.32    $    0.63

Basic, pro forma                                            $    0.29    $    0.56

Diluted, as reported                                        $    0.31    $    0.60

Diluted, pro forma                                          $    0.29    $    0.54


ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $22.7 million or 4.9% to $488.9 million at June 30, 2006 from $466.2 million at December 31, 2005 as the Bank continued to grow assets primarily through the origination of real estate loans funded primarily through cash flow provided by retail deposit growth, repayments and prepayments of loans as well as the mortgage backed security portfolio and the utilization of Federal Home Loan Bank advances. Asset growth has stabilized as management is concentrating on controlled loan growth as opposed to increasing assets through the purchase of investments. Growth is expected to occur at a more measured pace than in the past and in a manner consistent with our capital levels.

Total cash and cash equivalents decreased by $15.5 million or 61.8% to $9.6 million at June 30, 2006 from $25.1 million at December 31, 2005. This decrease was primarily attributable to the deployment of the proceeds of the common stock offering that the Company conducted during the fourth quarter of 2005. Securities classified as held-to-maturity increased by $9.9 million or 7.1% to $149.9 million at June 30, 2006 from $140.0 million at December 31, 2005. The increase was primarily attributable to the purchase of $17.5 million of callable agency securities during the six months ended June 30, 2006, partially offset by the maturity of a $5.0 million agency security and $2.6 million of repayments and prepayments in the mortgage backed securities portfolio.

Loans receivable increased by $29.3 million or 10.3% to $313.8 million at June 30, 2006 from $284.5 million at December 31, 2005. The increase resulted primarily from a $28.7 million or 11.5% increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, and a $3.8 million or 15.5% increase in consumer loans, net of amortization, partially offset by a $1.5 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization and a $507,000 or 16.4% net increase in the allowance for loan losses to $3.6 million at June 30, 2006 from $3.1 million at December 31, 2005. At June 30, 2006, the allowance for loan losses was $3.6 million or 240.0% of non-performing loans.

Deposits increased by $8.2 million or 2.3% to $371.1 million at June 30, 2006 from $362.9 million at December 31, 2005. The increase resulted primarily from an increase during the six months ended June 30, 2006 of $38.6 million in time deposit accounts and an increase of $674,000 in transaction accounts, partially offset by a $31.1 million decrease in savings and club accounts as the Bank has experienced a change in the composition of deposits with savings and club balances being reduced in favor of higher cost time deposits. Time deposit rates have continued to rise commensurate with increases in short term rates by the Federal Reserve during the six months ended June 30, 2006 and the resultant increase in competitive rates by financial institutions.

Borrowed money increased by $10.0 million or 18.5% to $64.1 million at June 30, 2006 from $54.1 million at December 31, 2005. The increase in borrowings reflects the use of Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans as well as assisting in the facilitation of a leverage transaction the Bank engaged in during the six months ended June 30, 2006.

Stockholders' equity increased by $2.8 million or 5.9% to $50.6 million at June 30, 2006 from $47.8 million at December 31, 2005. The increase was primarily attributable to net income for the six months ended June 30, 2006 of $2.7 million and $83,000 received from the proceeds of certain individuals exercising stock options, partially offset by $56,000 utilized to repurchase 3,504 shares of common stock under the Company's stock repurchase plan. At June 30, 2006 the Bank's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 10.65%, 16.56% and 17.73% respectively.

Results of Operations
Three Months

Net income increased by $205,000 or 17.0% to $1.4 million for the three months ended June 30, 2006 from $1.2 million for the three months ended June 30, 2005. The increase in net income was due to increases in net interest income and non-interest income partially offset by increases in non-interest expense, the provision for loan losses and income taxes. Net interest income increased by $658,000 or 16.5% to $4.6 million for the three months ended June 30, 2006 from $4.0 million for the three months ended June 30, 2005. This increase resulted primarily from an increase in average interest earning assets of $85.4 million or 22.0% to $473.4 million for the three months ended June 30, 2006 from $388.0 million for the three months ended June 30, 2005, funded primarily through an increase in average interest bearing liabilities of $58.6 million or 17.1% to $400.7 million for the three months ended June 30, 2006 from $342.1 million for the three months ended June 30, 2005 and an increase in average stockholders' equity of $22.2 million or 80.7% to $49.7 million for the three months ended June 30, 2006 from $27.5 million for the three months ended June 30, 2005, partially offset by a decrease in the net interest margin to 3.92% for the three months ended June 30, 2006 from 4.10% for the three months ended June 30, 2005.

Interest income on loans receivable increased by $1.1 million or 23.9% to $5.7 million for the three months ended June 30, 2006 from $4.6 million for the three months ended June 30, 2005. The increase was primarily attributable to an increase in average loans receivable of $46.9 million or 17.4% to $316.1 million for the three months ended June 30, 2006 from $269.2 million for the three months ended June 30, 2005, and an increase in the average yield on loans receivable to 7.24% for the three months ended June 30, 2006 from 6.87% for the three months ended June 30, 2005. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The increase in average yield reflects the increase in loan yields tied to the prime lending rate which has been increasing consistent with the Federal Reserve's more restrictive interest rate policy over the last twenty-four months.

Interest income on securities held-to-maturity increased by $403,000 or 27.4% to $1.87 million for the three months ended June 30, 2006 from $1.47 million for the three months ended June 30, 2005. This increase was primarily due to an increase in the average balance of securities held-to-maturity of $29.8 million or 25.8% to $145.5 million for the three months ended June 30, 2006 from $115.7 million for the three months ended June 30, 2005, and an increase in the average yield on securities held-to-maturity to 5.15% for the three months ended June 30, 2006 from 5.09% for the three months ended June 30, 2005. The increase in average balance reflects management's philosophy to deploy funds in investments, absent an opportunity to originate higher yielding loans, in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $100,000 to $104,000 for the three months ended June 30, 2006 from $4,000 for the three months ended June 30, 2005. This increase was primarily due to an $8.8 million increase in the average balance of other interest-earning assets to $11.9 million for the three months ended June 30, 2006 from $3.1 million for the three months ended June 30, 2005 and an increase in the average yield on other interest-earning assets to 3.51% for the three months ended June 30, 2006 from 0.51% for the three months ended June 30, 2005. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits in 2006 as compared to 2005. The increase in the average balance primarily reflects the, as yet, undeployed net proceeds from our offering of common stock.

Total interest expense increased by $939,000 or 44.3% to $3.06 million for the three months ended June 30, 2006 from $2.12 million for the three months ended June 30, 2005. The increase resulted primarily from an increase in average interest bearing liabilities of $58.6 million or 17.1% to $400.7 million for the three months ended June 30, 2006 from $342.1 million for the three months ended June 30, 2005, and an increase in the average cost of interest bearing liabilities to 3.05% for the three months ended June 30, 2006 from 2.48% for the three months ended June 30, 2005.

The provision for loan losses totaled $325,000 and $300,000 for the three-month periods ended June 30, 2006 and 2005, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2006 and June 30, 2005, the Bank recorded no charge-offs. The Bank had non-performing loans totaling $1.5 million or 0.47% of gross loans at June 30, 2006, $1.9 million or 0.58% of gross loans at March 31, 2006 and $1.17 million or 0.42% of gross loans at June 30, 2005. The allowance for loan losses was $3.6 million or 1.13% of gross loans at June 30, 2006, $3.3 million or 1.05% of gross loans at March 31, 2006 and $3.0 million or 1.07% of gross loans at June 30,

2005. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2006, March 31, 2006 and June 30, 2005.

Total non-interest income increased by $117,000 or 51.8% to $343,000 for the three months ended June 30, 2006 from $226,000 for the three months ended June 30, 2005. The increase in non-interest income resulted primarily from a $140,000 increase in gain on sales of loans originated for sale to $196,000 for the three months ended June 30, 2006 from $56,000 for the three months ended June 30, 2005, and a $5,000 increase in general fees and service charges to $141,000 for the three months ended June 30, 2006 from $136,000 for the three months ended June 30, 2005, partially offset by a $28,000 decrease in gain on sales of securities as the Bank did not engage in any securities sales during the quarter ended June 30, 2006 as opposed to a gain of $28,000 recorded in the three months ended June 30, 2005. As the sales consummated during the three months ended June 30, 2005 were from the held-to-maturity category, certain language located in the text of FASB 115 was invoked to allow the sale of those securities to occur.

Total non-interest expense increased by $430,000 or 21.8% to $2.40 million for the three months ended June 30, 2006 from $1.97 million for the three months ended June 30, 2005. Salaries and employee benefits expense increased by $164,000 or 15.0% to $1.25 million for the three months ended June 30, 2006 from $1.09 million for the three months ended June 30, 2005. This increase was primarily attributable to annual salary increases in conjunction with annual reviews and an increase in health care benefits expense. Equipment expense increased by $75,000 to $442,000 for the three months ended June 30, 2006 from $367,000 for the three months ended June 30, 2005. The primary component of this expense item is data service provider expense which increases with the growth of the Bank's assets. Occupancy expense increased by $57,000 to $220,000 for the three months ended June 30, 2006 from $163,000 for the three months ended June 30, 2005 primarily as a result of the Bank securing a lease for the opening of a branch office in Hoboken, New Jersey. It is anticipated that this office will commence operations during the second half of 2006. Advertising expense increased by $56,000 to $95,000 for the three months ended June 30, 2006 from $39,000 for the three months ended June 30, 2005. The increase in advertising expense relates to advertisements for deposit and loan promotions in an effort to attract additional business during the three months ended June 30, 2006. Other non-interest expense increased by $78,000 to $392,000 for the three months ended June 30, 2006 from $314,000 for the three months ended June 30, 2005. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $115,000 to $838,000 for the three months ended June 30, 2006 from $723,000 for the three months ended June 30, 2005 reflecting increased pre-tax income earned during the three month time period ended June 30, 2006. The consolidated effective income tax rate for the three months ended June 30, 2006 was 37.2% as compared to 37.4% for the three months ended June 30, 2005.

Six Months of Operations

Net income increased by $389,000 or 16.5% to $2.74 million for the six months ended June 30, 2006 from $2.35 million for the six months ended June 30, 2005. The increase in net income was due to increases in net interest income and non-interest income partially offset by increases in the provision for loan losses, non-interest expense and income taxes. Net interest income increased by $1.32 million or 17.0% to $9.07 million for the six months ended June 30, 2006 from $7.75 million for the six months ended June 30, 2005. This increase resulted primarily from an increase in average interest earning assets of $88.0 million or 23.1% to $468.7 million for the six months ended June 30, 2006 from $380.7 million for the six months ended June 30, 2005 funded primarily through an increase in average interest bearing liabilities of $61.8 million or 18.4% to $398.3 million for the six months ended June 30, 2006 from $336.5 million for the six months ended June 30, 2005 and an increase in average stockholders' equity of $22.2 million or 82.2% to $49.2 million for the six months ended June 30, 2006 from $27.0 million for the six months ended June 30, 2005, partially offset by a decrease in the net interest margin to 3.87% for the six months ended June 30, 2006 from 4.07% for the six months ended June 30, 2005.

Interest income on loans receivable increased by $2.2 million or 24.7% to $11.1 million for the six months ended June 30, 2006 from $8.9 million for the six months ended June 30, 2005. The increase was primarily attributable to an increase in average loans receivable of $46.3 million or 17.6% to $309.0 million for the six months ended June 30, 2006 from $262.7 million for the six months ended June 30, 2005, and an increase in the average yield on loans receivable to 7.16% for the six months ended June 30, 2006 from 6.76% for the six months ended June 30, 2005. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns.

Interest income on securities held-to-maturity increased by $785,000 or 27.0% to $3.7 million for the six months ended June 30, 2006 from $2.9 million for the six months ended June 30, 2005. The increase was primarily due to an increase in the average balance of securities held-to-maturity of $29.6 million or 25.9% to $144.0 million for the six months ended June 30, 2006 from $114.4 million for the six months ended June 30, 2005 and an increase in the average yield on securities held-to-maturity to 5.13% for the six months ended June 30, 2006 from 5.08% for the six months ended June 30, 2005. The increase in average balance reflects management's philosophy to deploy funds in investments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $265,000 to $279,000 for the six months ended June 30, 2006 from $14,000 for the six months ended June 30, 2005. This increase was primarily due to an increase of $12.1 million in the average balance of other interest-earning assets to $15.7 million for the six months ended June 30, 2006 from $3.6 million for the six months ended June 30, 2005 and an increase in the average yield on other interest-earning assets to 3.55% for the six months ended June 30, 2006 from 0.77% for the six months ended June 30, 2005. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits in 2006 as compared to 2005. The increase in the average balance primarily reflects the undeployed portion of net proceeds from our offering of common stock.

Total interest expense increased by $1.9 million or 46.3% to $6.0 million for the six months ended June 30, 2006 from $4.1 million for the six months ended June 30, 2005. The increase resulted primarily from an increase in average interest bearing liabilities of $61.8 million or 18.4% to $398.3 million for the six months ended June 30, 2006 from $336.5 million for the six months ended June 30, 2005, and an increase in the average cost of interest bearing liabilities to 2.99% for the six months ended June 30, 2006 from 2.41% for the six months ended June 30, 2005.

The provision for loan losses totaled $575,000 and $560,000 for the six-month periods ended June 30, 2006 and 2005, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2006, the Bank recorded $68,000 in net loan charge-offs. During the six months ended June 30, 2005, the Bank recorded $75,000 in loan charge-offs. The Bank had non-performing loans totaling $1.5 million or 0.47% of gross loans at June 30, 2006, $1.03 million or 0.36% of gross loans at December 31, 2005 and $1.17 million or 0.42% of gross loans at June 30, 2005. The allowance for loan losses was $3.6 million or 1.13% of gross loans at June 30, 2006, $3.1 million or 1.07% of gross loans at December 31, 2005 and $3.0 million or 1.07% of gross loans at June 30, 2005. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2006, December 31, 2005 and June 30, 2005.

Total non-interest income increased by $239,000 or 59.5% to $641,000 for the six months ended June 30, 2006 from $402,000 for the six months ended June 30, 2005. The increase in non-interest income resulted primarily from a $233,000 increase in gain on sales of loans originated for sale to $338,000 for the six months ended June 30, 2006 from $105,000 for the six months ended June 30, 2005, and a $33,000 increase in general fees and service charges to $290,000 for the six months ended June 30, 2006 from $257,000 for the six months ended June 30, 2005, partially offset by a $28,000 decrease in gain on sales of securities as the Bank did not engage in any securities sales during the six months ended June 30, 2006 as opposed to a gain of $28,000 recorded during the six months ended June 30, 2005. As the sales consummated during the six months ended June 30, 2005 were from the held-to-maturity category, certain language located in the text of FASB 115 was invoked to allow the sale of those securities to occur.

Total non-interest expense increased by $891,000 or 23.0% to $4.76 million for the six months ended June 30, 2006 from $3.87 million for the six months ended June 30, 2005. Salaries and employee benefits expense increased by $438,000 or 20.8% to $2.55 million for the six months ended June 30, 2006 from $2.11 million for the six months ended June 30, 2005. This increase was primarily attributable to annual salary increases in conjunction with annual reviews and an increase in health care benefits expense as well as an increase in the number of full time equivalent employees to 84 for the six months ended June 30, 2006 from 75 for the six months ended June 30, 2005. Equipment expense increased by $158,000 to $892,000 for the six months ended June 30, 2006 from $734,000 for the six months ended June 30, 2005. The primary component of this expense item is data service provider expense which increases with the growth of the Bank's assets. Occupancy expense increased by $113,000 to $438,000 for the six months ended June 30, 2006 from $325,000 for the six months ended June 30, 2005 primarily as a result of the Bank securing a lease for the opening of a branch office in Hoboken, New Jersey. It is anticipated that this office will commence operations during the second half of 2006. Advertising expense increased by $78,000 to $156,000 for the six months ended June 30, 2006 from $78,000 for the six months ended June 30, 2005. The increase in advertising expense relates to advertisements for deposit and loan promotions in an effort to attract additional business during the six months ended June 30, 2006. Other non-interest expense increased by $104,000 to $725,000 for the six months ended June 30, 2006 from $621,000 for the six months ended June 30, 2005. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $266,000 or 19.5% to $1.63 million for the six months ended June 30, 2006 from $1.36 million for the six months ended June 30, 2005 reflecting increased pre-tax income earned during the six month time period ended June

30, 2006. The consolidated effective income tax rate for the six months ended June 30, 2006 was 37.2% as compared to 36.6% for the six months ended June 30, 2005.

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

The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2006, the latest data for which this information is available. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions were made in preparation of the NPV table includes prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2006. The following sets forth the Company's NPV as of March 31, 2006.


                                                                      NPV as a  % of Assets
Change in       Net Portfolio     $ Change from    % Change from      ---------------------
Calculation          Value              PAR              PAR         NPV Ratio        Change
-----------          -----              ---              ---         ---------        ------
   +300bp          $ 35,061        $ (29,171)          -45.41%          8.12%       -541 bps
   +200bp            45,478          (18,754)          -29.20          10.21        -332 bps
   +100bp            55,144           (9,088)          -14.15          12.00        -153 bps
    PAR              64,232               --               --          13.53          -- bps
   -100bp            70,528            6,296             9.80          14.46          93 bps
   -200bp            68,228            3,996             6.22          13.85          32 bps
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

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

Last year, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. The Company's stock purchases during the last three months are as follows:


                   Shares       Average         Total Number of       Maximum Number of Shares
Period           Purchased       Price         Shares Purchased      That May Yet be Purchased
------           ---------       -----         ----------------      -------------------------
4/1 - 4/30        --------       -----             ---------                  134,280
5/1 - 5/31          2,004       $16.25               2,004                    132,276
6/1 - 6/30        --------       -----             ---------                  132,276


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders occurred on April 27, 2006. At this meeting there were two items put to a vote of security holders; Election of Directors and Ratification of the Independent Auditors. The number of shares outstanding was 5,053,897, the number of shares entitled to vote was 5,002,581 and the number of shares present at the meeting or by proxy was 3,874,436.

         1. The vote with respect to the election of four directors was as follows:

NAME                                  FOR                            WITHHELD
----                                  ---                            --------

Thomas M. Coughlin                    3,792,076                      82,360
Joseph Lyga                           3,784,227                      90,209
Alexander Pasiechnik                  3,784,886                      89,550
Joseph Tagliareni                     3,790,941                      83,495

         2. The vote with respect to the ratification of Beard Miller Company LLP as Independent Auditors for the Company for the year ending December 31, 2006 was:

FOR                                   AGAINST                        ABSTAIN
---                                   -------                        -------

3,808,118                             12,222                         54,096

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.