Form 10-Q
period 2006-09-30
BCB BANCORP INC
filed 2006-11-13
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

                         Commission File Number: 0-50275

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2006, BCB Bancorp, Inc., had 5,005,754 shares of common stock, no par value, issued and outstanding.

                       BCB BANCORP INC., AND SUBSIDIARIES

                                      INDEX

PART I.   CONSOLIDATED FINANCIAL INFORMATION                                Page

       Item 1. Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of
         September 30, 2006 and December 31, 2005 (unaudited).................1

         Consolidated Statements of Income for the three and nine months ended September 30, 2006 and September 30, 2005 (unaudited)..........2

         Consolidated Statement of Changes in Stockholders' Equity for the
         nine months ended September 30, 2006 (unaudited).....................3

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2006 and September 30, 2005 (unaudited)..........4

         Notes to Unaudited Consolidated Financial Statements.................5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..17

         Item 4.  Controls and Procedures.....................................19

PART II.  OTHER INFORMATION...................................................20

         Item 1.  Legal Proceedings

         Item 1A. Risk Factors

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        BCB BANCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition at
                    September 30, 2006 and December 31, 2005
                                   (Unaudited)
               (in thousands except for share and per share data )


                                                                    At           At
                                                                30-Sep-06    31-Dec-05
                                                                ---------    ---------
ASSETS
------

Cash and amounts due from depository institutions ...........   $   2,608    $   2,987
Interest-earning deposits ...................................       7,680       22,160
                                                                ---------    ---------
   Total cash and cash equivalents ..........................      10,288       25,147

Securities held to maturity .................................     168,738      140,002
Loans held for sale .........................................       1,716          780
Loans receivable, net .......................................     314,441      284,451
Premises and equipment ......................................       5,355        5,518
Federal Home Loan Bank of New York stock ....................       3,724        2,778
Interest receivable, net ....................................       3,427        3,104
Subscriptions Receivable ....................................          --        2,353
Deferred income taxes .......................................       1,212          997
Other assets ................................................         857        1,112
                                                                ---------    ---------
    Total assets ............................................   $ 509,758    $ 466,242
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
Deposits ....................................................   $ 382,818    $ 362,851
Long-term Debt ..............................................      74,124       54,124
Other Liabilities ...........................................       2,219        1,420
                                                                ---------    ---------
    Total Liabilities .......................................     459,161      418,395
                                                                ---------    ---------

STOCKHOLDERS' EQUITY
--------------------

Common stock, stated value $0.06
10,000,000 shares authorized; 5,060,480 and 5,050,552 shares,
respectively, issued ........................................         324          323
Additional paid-in capital ..................................      45,617       45,518
Treasury stock, at cost, 54,820 and 51,316 shares,
respectively ................................................        (851)        (795)
Retained earnings ...........................................       5,507        2,801
                                                                ---------    ---------
    Total stockholders' equity ..............................      50,597       47,847
                                                                ---------    ---------

     Total liabilities and stockholders' equity .............   $ 509,758    $ 466,242
                                                                =========    =========

     See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       For the three and nine months ended
                           September 30, 2006 and 2005
                                   (Unaudited)
                    (in thousands except for per share data)

                                                        Three Months Ended  Nine Months Ended
                                                           September 30,      September 30,
                                                        -----------------   -----------------
                                                         2006      2005       2006     2005
                                                        -----------------   -----------------
Interest income:
  Loans .............................................   $ 5,844   $ 4,859   $16,903   $13,741
  Securities ........................................     2,083     1,570     5,774     4,475
  Other interest-earning assets .....................        93        13       373        27
                                                        -------   -------   -------   -------
     Total interest income ..........................     8,020     6,442    23,050    18,243
                                                        -------   -------   -------   -------

Interest expense:
  Deposits:
     Demand .........................................       109        81       277       249
     Savings and club ...............................       591       984     2,066     3,059
     Certificates of deposit ........................     2,156     1,008     5,428     2,511
                                                        -------   -------   -------   -------
                                                          2,856     2,073     7,771     5,819

     Borrowed money .................................       737       386     1,781       696
                                                        -------   -------   -------   -------

       Total interest expense .......................     3,593     2,459     9,552     6,515
                                                        -------   -------   -------   -------

Net interest income .................................     4,427     3,983    13,498    11,728
Provision for loan losses ...........................        50       200       625       760
                                                        -------   -------   -------   -------

Net interest income after provision for loan losses .     4,377     3,783    12,873    10,968
                                                        -------   -------   -------   -------

Non-interest income:
   Fees and service charges .........................       149       146       437       403
   Gain on sales of loans originated for sale .......       151        52       489       157
   Gain on sale of securities .......................        --        --        --        28
   Other ............................................         8         7        21        19
                                                        -------   -------   -------   -------
      Total non-interest income .....................       308       205       947       607
                                                        -------   -------   -------   -------

Non-interest expense:
   Salaries and employee benefits ...................     1,306     1,125     3,858     3,240
   Occupancy expense of premises ....................       238       187       676       511
   Equipment ........................................       408       436     1,299     1,170
   Advertising ......................................        86        34       241       111
   Other ............................................       358       313     1,087       934
                                                        -------   -------   -------   -------
      Total non-interest expense ....................     2,396     2,095     7,161     5,966
                                                        -------   -------   -------   -------

Income before income tax provision ..................     2,289     1,893     6,659     5,609
Income tax provision ................................       824       702     2,450     2,064
                                                        -------   -------   -------   -------

Net Income ..........................................   $ 1,465   $ 1,191   $ 4,209   $ 3,545
                                                        =======   =======   =======   =======

Net Income per common share-basic and diluted
           basic ....................................   $  0.29   $  0.32   $  0.84   $  0.95
                                                        =======   =======   =======   =======
           diluted ..................................   $  0.28   $  0.31   $  0.81   $  0.91
                                                        =======   =======   =======   =======
Weighted average number of common shares outstanding-
           basic ....................................     5,006     3,716     5,004     3,731
                                                        =======   =======   =======   =======
           diluted ..................................     5,181     3,901     5,176     3,910
                                                        =======   =======   =======   =======

     See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                  For the nine months ended September 30, 2006
                                   (Unaudited)
                      (in thousands, except per share data)

                                                           Additional       Treasury        Retained
                                           Common Stock  Paid-In Capital      Stock         Earnings          Total
                                           ------------  ---------------      -----         --------          -----
Balance,  December 31, 2005 ............   $        323   $     45,518    $       (795)   $      2,801    $     47,847

Stock-based compensation ...............             --             25              --              --              25

Exercise of Stock Options ..............              1             83              --              --              84

Issuance of stock (stock offering costs)             --             (9)             --              --              (9)

Treasury Stock Purchases ...............             --             --             (56)             --             (56)

Cash Dividends ($0.30 per share) Paid ..             --             --              --          (1,503)         (1,503)

Net income for the nine months ended
     September 30, 2006 ................             --             --              --           4,209           4,209
                                           ------------   ------------    ------------    ------------    ------------

Balance, September 30, 2006 ............   $        324   $     45,617    $       (851)   $      5,507    $     50,597
                                           ------------   ------------    ------------    ------------    ------------



     See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            For the nine months ended
                           September 30, 2006 and 2005
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                ------------------------
                                                                   2006          2005
                                                                ------------------------
Cash flows from operating activities :
   Net Income ...............................................   $    4,209    $    3,545
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation .......................................          255           264
         Amortization and accretion, net ....................         (480)         (384)
         Provision for loan losses ..........................          625           760
         Stock-based compensation ...........................           25            --
         Deferred income tax ................................         (215)         (251)
         Loans originated for sale ..........................      (28,055)      (10,372)
         Proceeds from sale of loans originated for sale ....       27,608        10,074
         (Gain) on sale of loans originated for sale ........         (489)         (157)
         (Gain) on sale of securities held to maturity ......           --           (28)
         (Increase) in interest receivable ..................         (323)         (444)
         Decrease in subscriptions receivable ...............        2,353            --
         (Increase) decrease in other assets ................          255          (297)
         Increase in accrued interest payable ...............          280           276
         Increase in other liabilities ......................          519           122
                                                                ----------    ----------

                Net cash provided by operating activities ...        6,567         3,108
                                                                ----------    ----------

Cash flows from investing activities:
      Purchase of FHLB stock ................................         (946)       (2,176)
      Proceeds from calls of securities held to maturity ....           --       (55,815)
      Proceeds from maturation of securities held to maturity        5,000        18,755
      Proceeds from sales of securities held to maturity ....           --         7,373
      Purchases of securities held to maturity ..............      (37,500)           --
      Proceeds from repayments on securities held to maturity        3,775         5,201
      Net (increase) in loans receivable ....................      (30,146)      (39,634)
      Additions to premises and equipment ...................          (92)         (151)
                                                                ----------    ----------

             Net cash (used in) investing activities ........      (59,909)      (66,447)
                                                                ----------    ----------

Cash flows from financing activities:
      Net increase in deposits ..............................       19,967        14,634
      Net change in short-term debt .........................           --           400
      Proceeds of long-term debt ............................       70,000        50,000
      Repayment of long-term debt ...........................      (50,000)           --
      Purchases of treasury stock ...........................          (56)         (422)
      Stock options exercised ...............................           84            14
      Cash Dividend paid ....................................       (1,503)           --
      Stock issuance (costs) ................................           (9)           --
                                                                ----------    ----------

             Net cash provided by financing activities ......       38,483        64,626
                                                                ----------    ----------

Net (decrease) increase in cash and cash equivalents ........      (14,859)        1,287
Cash and cash equivalents-begininng .........................       25,147         4,534
                                                                ----------    ----------

Cash and cash equivalents-ending ............................   $   10,288    $    5,821
                                                                ==========    ==========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Income taxes .......................................   $    2,487    $    2,138

         Interest ...........................................   $    7,491    $    6,239

     See accompanying notes to consolidated financial statements.

                       BCB Bancorp Inc., and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2006 or any other future interim period.

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

      The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on January 1, 2006, and therefore, began to expense the fair value of all outstanding options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and instituted a procedure to expense the fair value of all options granted subsequent to December 31, 2005 over their requisite service periods. Since all outstanding options were fully vested by December 31, 2005, no expenses were recorded for stock-based compensation during the three and nine months ended September 30, 2006, except for $5,000 and $25,000, respectively, related to a revision of the termination rate estimate to 12% annually as it relates to the previously discussed option vesting acceleration.

      SFAS No. 123R also requires that the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense are to be reported as a financing cash flow (none recognized during the nine months ended September 30, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classifies share-based compensation within salaries and employee benefits and directors compensation expenses to correspond with the same line item as the cash compensation paid to such individuals.

      Options granted generally vest over a four-year service period (20% immediately upon grant and an additional 20% at each of the four succeeding grant anniversary dates). Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards' respective requisite service periods. The fair values relating to all options granted were estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility. As permitted by SAB No. 107, we used the mid-point of the original vesting period and original option life to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We will recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of these awards. We did not grant any options during the nine months ended September 30, 2006 and 2005.

      During the nine months ended September 30, 2006, the Company recorded $25,000 of share-based compensation expense, all of which related to the aforementioned revision of the estimated termination rate. The Company does not expect to record any additional significant share-based compensation expense in fiscal 2006. This estimate may be impacted by potential changes to the structure of the Company's share-based compensation plans which could impact the number of stock options granted in fiscal 2006, changes in valuation assumptions, and changes in the market price of the Company's common stock, among other things and, as a result, the actual share-based compensation expense in fiscal 2006 may differ from the Company's current estimate.


           The following table illustrates the impact of share-based
                        compensation on reported amounts:

                                     Three and nine months ended
                                         September 30, 2006
                                (in thousands, except per share data)

                                                   Impact of Share-Based
                               As Reported             Compensation
                             Quarter    YTD          Quarter     YTD

Income before income taxes   $2,289   $6,659         $   (5)   $  (25)

Net Income                   $1,465    4,209         $   (5)      (25)

Earnings per share:

         Basic               $ 0.29     0.84         $ 0.00     (0.01)

         Diluted             $ 0.28     0.81         $ 0.00      0.00

A summary of the Company's stock option activity and related information for its option plans for the nine months ended September 30, 2006, was as follows:


                                                        Wtd. Avg. Rem. Aggregate
                                            Wtd. Avg.    Contractual   Intrinsic
                              Options    Exercise Price     Term         Value

Outstanding at 12/31/2005      428,454    $     9.79

Granted                              0          0.00

Exercised                       (9,958)         8.19

Forfeited or Cancelled               0          0.00
                             ---------

Outstanding at 9/30/2006       418,496    $     9.83     7.2 years    $2,180,000

Exercisable at 9/30/2006       418,496    $     9.83     7.2 years    $2,180,000

      The total intrinsic value of the options exercised during the three and nine months ended September 30, 2006, was $ -0- and $71,000, respectively. There were no stock options granted during the nine months ended September 30, 2006 and 2005. The Company had no non-vested options outstanding as of September 30, 2006, and during the nine months then ended.

      For purposes of pro forma disclosures, the estimated fair value of the stock are amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-related compensation prior to January 1, 2006.

                                                Three and nine months ended September 30, 2005
                                                    (in thousands, except per share data)
Net income, as reported                                     $   1,191    $   3,545

Add: Stock related compensation expense included in
         reported net income, net of income taxes                   0            0

Deduct: Stock related compensation expense determined
         under the fair value method, net of income taxes        (110)        (352)
                                                            ---------    ---------

Pro forma net income                                        $   1,081    $   3,193
                                                            ---------    ---------

Earnings per share:

Basic, as reported                                          $    0.32    $    0.95

Basic, pro forma                                            $    0.29    $    0.86

Diluted, as reported                                        $    0.31    $    0.91

Diluted, pro forma                                          $    0.28    $    0.82


Note 4 - New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS Nos. 87 and 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS Nos. 87 and 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's consolidated financial condition or results of operations.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities, which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting ("SAB") No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the Company's consolidated financial condition or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $43.6 million or 9.4% to $509.8 million at September 30, 2006 from $466.2 million at December 31, 2005. We continued to grow assets primarily through the origination of real estate loans and the purchase of Government Sponsored Enterprise, (GSE), investment securities, funded primarily through cash flow provided by retail deposit growth, repayments and prepayments of loans, as well as the mortgage backed securities and the utilization of Federal Home Loan Bank advances. During 2006 asset growth has moderated and growth is expected to occur at a more measured pace than in the past and in a manner consistent with our capital levels.

Total cash and cash equivalents decreased by $14.8 million or 59.0% to $10.3 million at September 30, 2006 from $25.1 million at December 31, 2005. This decrease was primarily attributable to the deployment of the proceeds of the common stock offering that the Company conducted during the fourth quarter of 2005. Securities held-to-maturity increased by $28.7 million or 20.5% to $168.7 million at September 30, 2006 from $140.0 million at December 31, 2005. The increase was primarily attributable to the purchase of $37.5 million of callable agency securities during the nine months ended September 30, 2006, partially offset by the maturity of $5.0 million in agency securities and $3.8 million of repayments and prepayments from the mortgage backed securities portfolio.

Loans receivable increased by $29.9 million or 10.5% to $314.4 million at September 30, 2006 from $284.5 million at December 31, 2005. The increase resulted primarily from a $25.1 million or 10.1% increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, and a $6.1 million or 24.8% increase in consumer loans, net of amortization, partially offset by a $144,000 or 1.0% decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization and a $595,000 or 19.3% net increase in the allowance for loan losses to $3.7 million at September 30, 2006 from $3.1 million at December 31, 2005. At September 30, 2006, the allowance for loan losses was $3.7 million or 772.5% of non-performing loans and 1.15% of gross loans.

Deposits increased by $19.9 million or 5.5% to $382.8 million at September 30, 2006 from $362.9 million at December 31, 2005. The increase resulted primarily from an increase during the nine months ended September 30, 2006 of $58.9 million in time deposit accounts and an increase of $7.9 million in transaction accounts, partially offset by a $46.9 million decrease in savings and club accounts. The Bank has experienced some deposit flow from lower cost savings and club balances to higher cost time deposits. Time deposit rates have continued to rise commensurate with increases in short term rates by the Federal Reserve during the nine months ended September 30, 2006, and the resultant increase in deposit rates by our competitors.

Borrowings increased by $20.0 million or 37.0% to $74.1 million at September 30, 2006 from $54.1 million at December 31, 2005. The increase in borrowings reflects the use of long-term Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities. During the nine months ended September 2006, the Bank either acquired or refinanced $70.0 million in long-term, convertible advances from the Federal Home Loan Bank with fixed rates of interest. Such borrowings were at an average interest rate of 4.29% with a final maturity of ten years, callable during periods between six months and two years.

Stockholders' equity increased by $2.8 million or 5.9% to $50.6 million at September 30, 2006 from $47.8 million at December 31, 2005. The increase was primarily attributable to net income for the nine months ended September 30, 2006 of $4.2 million and $84,000 received from the proceeds of certain individuals exercising stock options, partially offset by the payment of a $1.5 million special cash dividend equal to $0.30/share to shareholders of record on September 1, 2006, and $56,000 utilized to repurchase 3,504 shares of common stock under the Company's stock repurchase plan. At September 30, 2006 the Bank's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 10.49%, 15.75% and 16.86% respectively.

Results of Operations
Three Months

Net income increased by $274,000 or 23.0% to $1.5 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005. The increase in net income was due to increases in net interest income and non-interest income and a decrease in the provision for loan losses partially offset by increases in non-interest expense and income taxes. Net interest income increased by $444,000 or 11.1% to $4.4 million for the three months ended September 30, 2006 from $4.0 million for the three months ended September 30, 2005. This increase resulted primarily from an increase in average interest earning assets of $78.6 million or 19.2% to $488.9 million for the three months ended September 30, 2006 from $410.3 million for the three months ended September 30, 2005, funded primarily through an increase in average interest bearing liabilities of $47.6 million or 13.1% to $412.3 million for the three months ended September 30, 2006 from $364.7 million for the three months ended September 30, 2005 and an increase in average stockholders' equity of $22.5 million or 79.2% to $50.9 million for the three months ended September 30, 2006 from $28.4 million for the three months ended September 30, 2005, partially offset by a decrease in the net interest margin to 3.62% for the three months ended September 30, 2006 from 3.88% for the three months ended September 30, 2005.

Interest income on loans receivable increased by $985,000 or 20.3% to $5.8 million for the three months ended September 30, 2006 from $4.9 million for the three months ended September 30, 2005. The increase was primarily attributable to an increase in average loans receivable of $38.0 million or 13.5% to $320.4 million for the three months ended September 30, 2006 from $282.4 million for the three months ended September 30, 2005, and an increase in the average yield on loans receivable to 7.30% for the three months ended September 30, 2006 from 6.88% for the three months ended September 30, 2005. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The increase in average yield reflects the increase in loan yields tied to the prime lending rate which has been increasing consistent with the Federal Reserve's more restrictive interest rate policy over the last twenty-four months.

Interest income on securities held-to-maturity increased by $513,000 or 32.7% to $2.1 million for the three months ended September 30, 2006 from $1.6 million for the three months ended September 30, 2005. This increase was primarily due to an increase in the average balance of securities held-to-maturity of $33.2 million or 26.6% to $158.0 million for the three months ended September 30, 2006 from $124.8 million for the three months ended September 30, 2005, and an increase in the average yield on securities held-to-maturity to 5.27% for the three months ended September 30, 2006 from 5.03% for the three months ended September 30, 2005. The increase in average balance reflects management's philosophy to deploy funds in investments, absent an opportunity to originate higher yielding loans, in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $80,000 to $93,000 for the three months ended September 30, 2006 from $13,000 for the three months ended September 30, 2005. This increase was primarily due to a $7.4 million increase in the average balance of other interest-earning assets to $10.5 million for the three months ended September 30, 2006 from $3.1 million for the three months ended September 30, 2005 and an increase in the average yield on other interest-earning assets to 3.54% for the three months ended September 30, 2006 from 1.68% for the three months ended September 30, 2005. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits in 2006 as compared to 2005.

Total interest expense increased by $1.1 million or 44.0% to $3.6 million for the three months ended September 30, 2006 from $2.5 million for the three months ended September 30, 2005. The increase resulted primarily from an increase in average interest bearing liabilities of $47.6 million or 13.1% to $412.3 million for the three months ended September 30, 2006 from $364.7 million for the three months ended September 30, 2005, and an increase in the average cost of interest bearing liabilities to 3.49% for the three months ended September 30, 2006 from 2.70% for the three months ended September 30, 2005.

The provision for loan losses totaled $50,000 and $200,000 for the three-month periods ended September 30, 2006 and 2005, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2006 the Bank recorded no charge-offs. During the three months ended September 30, 2005, the Bank charged off $13,000 of loans deemed uncollectible. During the three months ended September 30, 2006 the Bank recorded $38,000 in recoveries, while recording no recoveries during the three months ended September 30, 2005. The Bank had non-performing loans totaling $477,000 or 0.15% of gross loans at September 30, 2006, $1.5 million or 0.47% of gross loans at June 30, 2006, and $1.2 million or 0.40% of gross loans at September 30, 2005. The allowance for loan losses was $3.7 million or 1.15% of gross loans at September 30, 2006, $3.6 million or 1.13% of gross loans at June 30, 2006 and $3.2 million or 1.10% of gross loans at September 30, 2005. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2006, June 30, 2006, and September 30, 2005. Recently, the Bank has become aware of two loan facilities with a total exposure of $2.4 million which we are party to, via participation agreements with another financial institution, who has informed us of the possibility of performance related issues that may require additional attention going forward. The aforementioned notwithstanding, both of these lending relationships were performing as of September 30, 2006.

Total non-interest income increased by $103,000 or 50.2% to $308,000 for the three months ended September 30, 2006 from $205,000 for the three months ended September 30, 2005. The increase in non-interest income resulted primarily from a $99,000 increase in gain on sales of loans originated for sale to $151,000 for the three months ended September 30, 2006 from $52,000 for the three months ended September 30, 2005. The increase in gain on sales of loans originated for sale is the result of the increased volume of loans sold, which increased to $9.2 million during the quarter ended September 30, 2006, from $3.4 million during the quarter ended September 30, 2005.

Total non-interest expense increased by $301,000 or 14.4% to $2.4 million for the three months ended September 30, 2006 from $2.1 million for the three months ended September 30, 2005. Salaries and employee benefits expense increased by $181,000 or 16.1% to $1.3 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005. This increase was primarily attributable to annual salary increases in conjunction with annual reviews and an increase in health care benefits expense. Occupancy expense increased by $51,000 to $238,000 for the three months ended September 30, 2006 from $187,000 for the three months ended September 30, 2005 primarily as a result of the Bank securing a lease for the opening of a branch office in Hoboken, New Jersey. It is anticipated that this office will commence operations during the first quarter of 2007. Advertising expense increased by $52,000 to $86,000 for the three months ended September 30, 2006 from $34,000 for the three months ended September 30, 2005. The increase in advertising expense relates to advertisements for deposit and loan promotions in an effort to attract additional business during the three months ended September 30, 2006. Other non-interest expense increased by $45,000 to $358,000 for the three months ended September 30, 2006 from $313,000 for the three months ended September 30, 2005. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The aforementioned increases were partially offset by a decrease in equipment expense of $28,000 to $408,000 for the three months ended September 30, 2006 from $436,000 for the three months ended September 30, 2005.

Income tax expense increased $122,000 to $824,000 for the three months ended September 30, 2006 from $702,000 for the three months ended September 30, 2005 reflecting increased pre-tax income earned during the three month time period ended September 30, 2006. The consolidated effective income tax rate for the three months ended September 30, 2006 was 36.0% as compared to 37.1% for the three months ended September 30, 2005.

Nine Months of Operations

Net income increased by $664,000 or 18.7% to $4.2 million for the nine months ended September 30, 2006 from $3.5 million for the nine months ended September 30, 2005. The increase in net income was due to increases in net interest income and non-interest income and a decrease in the provision for loan losses partially offset by increases in non-interest expense and income taxes. Net interest income increased by $1.8 million or 15.4% to $13.5 million for the nine months ended September 30, 2006 from $11.7 million for the nine months ended September 30, 2005. This increase resulted primarily from an increase in average interest earning assets of $85.1 million or 21.8% to $476.1 million for the nine months ended September 30, 2006 from $391.0 million for the nine months ended September 30, 2005 funded primarily through an increase in average interest bearing liabilities of $57.0 million or 16.5% to $403.0 million for the nine months ended September 30, 2006 from $346.0 million for the nine months ended September 30, 2005 and an increase in average stockholders' equity of $20.9 million or 72.6% to $49.7 million for the nine months ended September 30, 2006 from $28.8 million for the nine months ended September 30, 2005, partially offset by a decrease in the net interest margin to 3.78% for the nine months ended September 30, 2006 from 4.00% for the nine months ended September 30, 2005.

Interest income on loans receivable increased by $3.2 million or 23.4% to $16.9 million for the nine months ended September 30, 2006 from $13.7 million for the nine months ended September 30, 2005. The increase was primarily attributable to an increase in average loans receivable of $43.7 million or 16.2% to $313.0 million for the nine months ended September 30, 2006 from $269.3 million for the nine months ended September 30, 2005, and an increase in the average yield on loans receivable to 7.20% for the nine months ended September 30, 2006 from 6.80% for the nine months ended September 30, 2005. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The increase in the average yield reflects the increase in the prime lending rate concurrent with Fed policy and the Bank's efforts to close and reprice loan offerings at those higher rates.

Interest income on securities held-to-maturity increased by $1.3 million or 28.9% to $5.8 million for the nine months ended September 30, 2006 from $4.5 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in the average balance of securities held-to-maturity of $30.8 million or 26.1% to $148.7 million for the nine months ended September 30, 2006 from $117.9 million for the nine months ended September 30, 2005 and an increase in the average yield on securities held-to-maturity to 5.18% for the nine months ended September 30, 2006 from 5.06% for the nine months ended September 30, 2005. The increase in average balance reflects management's philosophy to deploy funds in investments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $346,000 to $373,000 for the nine months ended September 30, 2006 from $27,000 for the nine months ended September 30, 2005. This increase was primarily due to an increase of $10.7 million in the average balance of other interest-earning assets to $14.5 million for the nine months ended September 30, 2006 from $3.8 million for the nine months ended September 30, 2005 and an increase in the average yield on other interest-earning assets to 3.44% for the nine months ended September 30, 2006 from 0.94% for the nine months ended September 30, 2005. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits in 2006 as compared to 2005. The increase in the average balance primarily reflects the undeployed portion of net proceeds from our offering of common stock.

Total interest expense increased by $3.03 million or 46.5% to $9.55 million for the nine months ended September 30, 2006 from $6.52 million for the nine months ended September 30, 2005. The increase resulted primarily from an increase in average interest bearing liabilities of $57.0 million or 16.5% to $403.0 million for the nine months ended September 30, 2006 from $346.0 million for the nine months ended September 30, 2005, and an increase in the average cost of interest bearing liabilities to 3.16% for the nine months ended September 30, 2006 from 2.51% for the nine months ended September 30, 2005.

The provision for loan losses totaled $625,000 and $760,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2006, the Bank recorded $68,000 in loan charge-offs and $38,000 in recoveries of previously charged off loans. During the nine months ended September 30, 2005, the Bank recorded $99,000 in loan charge-offs and $11,000 in recoveries of previously charged off loans. The Bank had non-performing loans totaling $477,000 or 0.15% of gross loans at September 30, 2006, $1.0 million or 0.36% of gross loans at December 31, 2005 and $1.2 million or 0.40% of gross loans at September 30, 2005. The allowance for loan losses was $3.7 million or 1.15% of gross loans at September 30, 2006, $3.1 million or 1.07% of gross loans at December 31, 2005 and $3.2 million or 1.10% of gross loans at September 30, 2005. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2006, December 31, 2005 and September 30, 2005. Recently, the Bank has become aware of two loan facilities with a total exposure of $2.4 million which we are party to, via participation agreements with another financial institution, who has informed us of the possibility of performance related issues that may require additional attention going forward. The aforementioned notwithstanding, both of these lending relationships were performing as of September 30, 2006.

Total non-interest income increased by $340,000 or 56.0% to $947,000 for the nine months ended September 30, 2006 from $607,000 for the nine months ended September 30, 2005. The increase in non-interest income resulted primarily from a $332,000 increase in gain on sales of loans originated for sale to $489,000 for the nine months ended September 30, 2006 from $157,000 for the nine months ended September 30, 2005. The increase in gain on sales of loans originated for sale is the result of the increased volume of loans sold, which increased to $27.6 million during the nine months ended September 30, 2006, from $10.1 million during the nine months ended September 30, 2005.

Total non-interest expense increased by $1.2 million or 20.0% to $7.2 million for the nine months ended September 30, 2006 from $6.0 million for the nine months ended September 30, 2005. Salaries and employee benefits expense increased by $618,000 or 19.1% to $3.9 million for the nine months ended September 30, 2006 from $3.2 million for the nine months ended September 30, 2005. This increase was primarily attributable to annual salary increases in conjunction with annual reviews and an increase in health care benefits expense as well as an increase in the number of full time equivalent employees to 82 for the nine months ended September 30, 2006 from 75 for the nine months ended September 30, 2005. Equipment expense increased by $129,000 to $1.3 million for the nine months ended September 30, 2006 from $1.2 million for the nine months ended September 30, 2005. Occupancy expense increased by $165,000 to $676,000 for the nine months ended September 30, 2006 from $511,000 for the nine months ended September 30, 2005 primarily as a result of the Bank securing a lease for the opening of a branch office in Hoboken, New Jersey. It is anticipated that this office will commence operations during the first quarter of 2007. Advertising expense increased by $130,000 to $241,000 for the nine months ended September 30, 2006 from $111,000 for the nine months ended September 30, 2005. The increase in advertising expense relates to advertisements for deposit and loan promotions in an effort to attract additional business during the nine months ended September 30, 2006. Other non-interest expense increased by $153,000 to $1.1 million for the nine months ended September 30, 2006 from $934,000 for the nine months ended September 30, 2005. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $386,000 or 18.7% to $2.5 million for the nine months ended September 30, 2006 from $2.1 million for the nine months ended September 30, 2005 reflecting increased pre-tax income earned during the nine month time period ended September 30, 2006. The consolidated effective income tax rate for the nine months ended September 30, 2006 and September 30, 2005 was 36.8%.

Item 3.  Quantitative and Qualitative Analysis of Market Risk

          Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, one of the most significant forms of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee, which consists of senior management and outside directors operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2006, the latest data for which this information is available. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions were made in preparation of the NPV table includes prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2006. The following sets forth the Company's NPV as of June 30, 2006.


                                                                                NPV as a % of Assets
    Change in        Net Portfolio     $ Change from     % Change from         --------------------
   Calculation           Value              PAR               PAR            NPV Ratio           Change
   -----------           -----              ---               ---            ---------           ------
      +300bp            $ 26,349         $ (35,058)         -57.09%            6.17%            -682 bps
      +200bp             38,343           (23,064)           -37.56             8.69            -430 bps
      +100bp             49,799           (11,608)           -18.90            10.91            -208 bps
       PAR               61,407            ------            ------            12.99           ----- bps
      -100bp             72,303            10,896            17.74             14.74            175 bps
      -200bp             73,626            12,219            19.90             14.77            178 bps

bp - basis points

The table above indicates that at June 30, 2006, in the event of a 100 basis point decrease in interest rates, we would experience a 17.74% increase in NPV. In the event of a 100 basis point increase in interest rates, we would experience an 18.90% decrease in NPV.

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

Last year, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. The Company did not repurchase any shares of stock during the three months ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.