Form 10-K
period 2006-12-31
BCB BANCORP INC
filed 2007-03-23
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended December 31, 2006

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

                          Commission File No. 000-50275

                                BCB BANCORP, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                  New Jersey                                  26-0065262
       ----------------------------------             -------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification Number)

      104-110 Avenue C, Bayonne, New Jersey                    07002
---------------------------------------------------         ------------
     (Address of Principal Executive Offices)                 Zip Code

                                 (201) 823-0700
                                 ---------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:    Common Stock, no par value

Securities Registered Pursuant to Section 12(g) of the Act:    None
                                                               ----
                                                                     (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. YES [_] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [_] NO |X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

      As of March 5, 2007, there were issued and outstanding 5,009,250 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to prices of the Common Stock reported on the Nasdaq Global Select Market as of June 30, 2006, ($15.40) was $60.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

                                TABLE OF CONTENTS

Item                                                                 Page Number
----                                                                 -----------

ITEM 1.    BUSINESS                                                            1
ITEM 1A.   RISK FACTORS.......................................................26
ITEM 1B.   UNRESOLVED STAFF COMMENTS..........................................30
ITEM 2.    PROPERTIES.........................................................30
ITEM 3.    LEGAL PROCEEDINGS..................................................30
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................30
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..................30
ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA...............................33
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................34
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........47
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................49
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................49
ITEM 9A.   CONTROLS AND PROCEDURES............................................49
ITEM 9B.   OTHER INFORMATION..................................................50
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.............50
ITEM 11.   EXECUTIVE COMPENSATION.............................................50
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS....................................50
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE..............................................51
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................51
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.........................51

                                     PART I
                                    -------
ITEM 1. BUSINESS
----------------

BCB Bancorp, Inc.
-----------------

      BCB Bancorp, Inc. (the "Company") is a New Jersey corporation, which on May 1, 2003 became the holding company parent of Bayonne Community Bank (the "Bank"). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of Bayonne Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. At December 31, 2006 we had $510.8 million in consolidated assets, $382.7 million in deposits and $52.0 million in consolidated stockholders' equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

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

      Focusing on profitability. On an operational basis, we achieved profitability in our tenth month of operation. For the year ended December 31, 2006, our return on average equity was 11.12% and our return on average assets was 1.13%. Our earnings per diluted share increased from $0.43 for the year ended December 31, 2002 to $1.08 for the year ended December 31, 2006. We achieved this earnings growth by focusing on low-cost deposits and by tightly controlling our non-interest expenses. Management is committed to maintaining profitability by diversifying the services we offer. We have a mortgage banking division as well as a leasing division to increase our fee-based income.

      Continuing our growth. We have consistently increased our assets. From December 31, 2002 to December 31, 2006, our assets have increased from $183.1 million to $510.8 million. Over the same time period, our loan balances have increased from $122.1 million to $318.1 million, while deposits have increased from $163.5 million to $382.7 million. In addition, we have maintained our asset quality ratios while growing the loan portfolio. At December 31, 2006, our non-performing assets to total assets ratio was 0.06%.

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

      Providing attentive and personalized service. Management believes that providing attentive and personalized service is the key to gaining deposit and loan relationships in Bayonne and its surrounding communities. Since we began operations, our branches have been open 7 days a week.

      Attracting highly experienced and qualified personnel. An important part of our strategy is to hire bankers who have prior experience in the Hudson County market as well as pre-existing business relationships. Our management team has an average of 28 years of banking experience, while our lenders and branch personnel have significant prior experience at community banks and regional banks in Hudson County. Management believes that its knowledge of the Hudson County market has been a critical element in the success of Bayonne Community Bank. Management's extensive knowledge of the local communities has allowed us to develop and implement a highly focused and disciplined approach to lending and has enabled the bank to attract a high percentage of low cost deposits.

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

                                                                              At December 31,
                                       ---------------------------------------------------------------------------------------------
                                              2006               2005               2004               2003               2002
                                       ------------------ ------------------ -----------------  -----------------  -----------------
                                        Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                        ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
Type of loans: ......................                                       (Dollars in Thousands)
Real estate loans:
  One-to four-family ................  $ 43,993   13.64%  $ 34,901   12.11%  $ 34,855   13.98%  $ 33,913   17.74%  $ 25,475   20.64%
  Construction ......................    38,882   12.06     28,743    9.98     19,209    7.70     10,009    5.24      4,278    3.47
  Home equity .......................    32,321   10.02     24,297    8.43     20,629    8.27     16,825    8.80     14,106   11.43
  Commercial and multi-family .......   192,141   59.60    185,170   64.26    158,755   63.68    115,160   60.25     65,842   53.34
Commercial business .................    14,705    4.56     14,578    5.06     15,123    6.07     14,048    7.35     12,934   10.48
Consumer ............................       396    0.12        456    0.16        744    0.30      1,183    0.62        800    0.64
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total ...........................   322,438  100.00%   288,145  100.00%   249,315  100.00%   191,138  100.00%   123,435  100.00%
                                       --------  ======   --------  ======   --------  ======   --------  ======   --------  ======
Less:
Deferred loan (costs) fees, net .....       575                604                429                239                117
Allowance for possible loan losses ..     3,733              3,090              2,506              2,113              1,233
                                       --------           --------           --------           --------           --------
    Total loans, net ................  $318,130           $284,451           $246,380           $188,786           $122,085
                                       ========           ========           ========           ========           ========

      Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2006. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. Variable-rate loans are shown as due at the time of repricing. The table does not include prepayments or scheduled principal repayments.

                                                      Due after 1
                                       Due within       through       Due after
                                         1 Year         5 Years        5 Years         Total
                                         ------         -------        -------         -----
                                                            (In Thousands)
One-to four-family ...............     $      733     $    2,848     $   40,412     $   43,993
Construction .....................         35,869          1,778          1,235         38,882
Home equity ......................          3,489          2,283         26,549         32,321
Commercial and multi-family ......          8,071         59,351        124,719        192,141
Commercial business ..............         10,727          1,048          2,930         14,705
Consumer .........................            218            178             --            396
                                       ----------     ----------     ----------     ----------
Total amount due .................     $   59,107     $   67,486     $  195,845     $  322,438
                                       ==========     ==========     ==========     ==========

      Loans with Predetermined or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2006 that are due after December 31, 2007, and have predetermined interest rates and that have floating or adjustable interest rates.

                                                      Floating or
                                      Fixed Rates   Adjustable Rates     Total
                                      -----------   ----------------     -----
                                                     (In Thousands)
One- to four-family ..............    $   41,183      $    2,077      $   43,260
Construction .....................         2,732             281           3,013
Home equity ......................        28,544             288          28,832
Commercial and multi-family ......       130,541          53,529         184,070
Commercial business ..............         3,978              --           3,978
Consumer .........................           178              --             178
                                      ----------      ----------      ----------
Total amount due .................    $  207,156      $   56,175      $  263,331
                                      ==========      ==========      ==========

      Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years. Our largest commercial loan had a principal balance of $3.3 million at December 31, 2006, and was secured by a mixed use property comprised of retail and office facilities. Our largest multi-family loan had a principal balance of $3.8 million at December 31, 2006. Both loans were performing in accordance with their terms on that date.

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

      One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance. We originate both fixed rate and adjustable rate loans. One- to four-family loans may have terms of up to 30 years. The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years. We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30-year amortization period. We offer these loans with a fixed rate for the first five years with repricing following every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan. We also broker for a third party lender one-to four-family residential loans, which are primarily fixed rate loans with terms of 30 years. Our loan brokerage activities permit us to offer customers longer-term fixed rate loans we would not otherwise originate while providing a source of fee income. During 2006, we brokered $36.3 million in one-to four-family loans and recognized gains of $635,000 from the sale of such loans.

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

      Construction Loans. We offer loans to finance the construction of various types of commercial and residential property. We originated $34.9 million of such loans during the year ended December 31, 2006. Construction loans to builders generally are offered with terms of up to eighteen months and interest rates are tied to prime rate plus a margin. These loans generally are offered as adjustable rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. At December 31, 2006, our largest construction loan was $3.5 million, of which $1.4 million was disbursed. This construction loan has been made for the construction of residential properties. At December 31, 2006 this loan was performing in accordance with its terms.

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

      Home Equity Loans and Home Equity Lines of Credit. We offer home equity loans and lines of credit that are secured by the borrower's primary residence. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 15 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one- to four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral. At December 31, 2006, the outstanding balances of home equity loans and lines of credit totaled $32.3 million, or 10.02% of our loan portfolio.

      Commercial Business Loans. Our commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. Our underwriting standards for commercial business loans include a review of the applicant's tax returns, financial statements, credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. Commercial business loans are generally made to small and mid-sized companies located within the State of New Jersey. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. Our largest commercial business loan at December 31, 2006 had a principal balance of $2.5 million and was secured by marketable equity securities. We have also received personal guarantees from the borrower, principals of the borrower and a director of BCB Bancorp, Inc.

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

      The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                                       Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                     2006          2005          2004          2003          2002
                                                  ----------    ----------    ----------    ----------    ----------
                                                                            (In thousands)
Beginning of period ..........................    $  288,145    $  249,315    $  191,138    $  123,435    $   45,411
                                                  ----------    ----------    ----------    ----------    ----------

Originations by Type:
---------------------
   Real estate mortgage:
     One- to four-family residential.. .......         9,203         4,299         4,103        22,768        20,000
     Construction ............................        34,889        35,765        19,326         6,392         2,737
     Home equity .............................        15,821        13,998        14,212         9,393         8,711
     Commercial and multi-family .............        51,542        70,471        64,219        62,966        47,676
   Commercial business .......................         7,946         8,968         8,628         2,544        10,846
   Consumer ..................................           222           203           284           924           537
                                                  ----------    ----------    ----------    ----------    ----------
       Total loans originated ................       119,623       133,704       110,772       104,987        90,507
                                                  ----------    ----------    ----------    ----------    ----------

Purchases:
----------
   Real estate mortgage:
     One- to four-family residential.. .......            --            --            --            --            --
     Construction ............................         4,870         3,645         4,289         2,223           300
     Home equity .............................            --            --            --            --            --
     Commercial and multi-family .............         1,737            --         8,450         3,207         2,794
   Commercial business .......................           400         1,000            --            --            --
   Consumer ..................................            --            --            --            --            --
                                                  ----------    ----------    ----------    ----------    ----------
       Total loans purchased .................         7,007         4,645        12,739         5,430         3,094
                                                  ----------    ----------    ----------    ----------    ----------

Sales:
------
   Real estate mortgage:
     One- to four-family residential.. .......            --            --            --            --            --
     Construction ............................         2,044         1,273           959            --            --
     Home equity .............................            --            --            --            --            --
   Commercial and multi-family ...............         3,388            --           788         3,480         1,599
   Commercial business .......................            --            --         1,128            --            --
   Consumer ..................................            --            --            --            --            --
                                                  ----------    ----------    ----------    ----------    ----------
       Total loans sold ......................         5,432         1,273         2,875         3,480         1,599
                                                  ----------    ----------    ----------    ----------    ----------

   Principal repayments ......................        86,905        98,246        62,459        39,234        13,978
                                                  ----------    ----------    ----------    ----------    ----------
       Total reductions ......................        92,337        99,519        65,334        42,714        15,577
                                                  ----------    ----------    ----------    ----------    ----------

Increase (decrease) in other items, net ......            --            --            --            --            --
                                                  ----------    ----------    ----------    ----------    ----------
       Net increase ..........................        34,293        38,830        58,177        67,703        78,024
                                                  ----------    ----------    ----------    ----------    ----------
       Ending balance ........................    $  322,438    $  288,145    $  249,315    $  191,138    $  123,435
                                                  ==========    ==========    ==========    ==========    ==========

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

      Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2006, our outstanding loan origination commitments totaled $9.3 million, outstanding construction loans in progress totaled $31.5 million and undisbursed lines of credit totaled $11.0 million.

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

      Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 120 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2006, we had $323,000 in non-accruing loans. Our largest exposure of non-performing loans at that date consisted of one loan, with a principal balance of $307,000, to a deceased borrower whose estate is in process of settlement. At December 31, 2006, we had no loans that were delinquent 90 days or more and accruing. Recently, the Bank has become aware of two loan facilities with a total exposure of $2.6 million which we are party to via participation agreements with another financial institution. That financial institution has informed us of the possibility of performance related issues that may require additional attention going forward. One of these facilities, a loan on a parcel of land in Rumson, New Jersey in the amount of $1.2 million to Mr. Solomon Dwek, continues to perform. The other facility, subsequent to December 31, 2006 has become a non-performing loan. This loan is a financing arrangement provided to Kara Homes in the amount of $1.4 million for the development of ten lots in Manahawkin, New Jersey. Kara Homes has recently filed for protection under the bankruptcy laws of the United States and this situation is presently being adjudicated under those applicable laws. The aforementioned notwithstanding, the Bank has allocated a 25% allowance reserve against both of these loans.

      A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one-to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired and a loan is not impaired during a period of delay in payment, if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2006, we had two loans totaling $323,000 which are classified as impaired and on which loan loss allowances totaling $81,000 have been established. During 2006, interest income of $6,000 was recognized on impaired loans.

      The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

                                                  At December 31, 2006                          At December 31, 2005
                                       ------------------------------------------    -----------------------------------------
                                            60-89 Days          90 Days or More           60-89 Days         90 Days or More
                                       -------------------    -------------------    -------------------   -------------------
                                        Number   Principal              Principal     Number   Principal    Number   Principal
                                         of       Balance      Number    Balance       of       Balance      of       Balance
                                        Loans     of Loans    of Loans   of Loans     Loans     of Loans    Loans     of Loans
                                       -------   ---------    --------  ---------    -------   ---------   -------   ---------
                                                                       (Dollars in thousands)
Real estate mortgage:
---------------------
  One- to four-
   family residential .............         --    $    --          --    $    --          --    $    --          1    $    79
  Construction ....................          1      1,356          --         --          --         --         --         --
  Home equity .....................         --         --          --         --          --         --         --         --
                                       -------    -------     -------    -------
  Commercial and multi-family .....         --         --           1        307          --         --          4        803
                                       -------    -------     -------    -------     -------    -------    -------    -------
  Total ...........................          1      1,356           1        307          --         --          5        882

Commercial business ...............         --         --          --         --          --         --          1        150
Consumer ..........................          1          2           1         16          --         --         --         --
                                       -------    -------     -------    -------     -------    -------    -------    -------
       Total delinquent loans .....          2    $ 1,358           2    $   323          --    $    --          6    $ 1,032
                                       =======    =======     =======    =======     =======    =======    =======    =======

Delinquent loans to total loans ...                  0.42%                  0.10%         --         --%                 0.36%
                                                  =======                =======     =======    =======               =======

                                                  At December 31, 2004                        At December 31, 2003
                                       ------------------------------------------    -----------------------------------------
                                            60-89 Days          90 Days or More           60-89 Days         90 Days or More
                                       -------------------    -------------------    -------------------   -------------------
                                        Number   Principal              Principal     Number   Principal    Number   Principal
                                         of       Balance      Number    Balance       of       Balance      of       Balance
                                        Loans     of Loans    of Loans   of Loans     Loans     of Loans    Loans     of Loans
                                       -------   ---------    --------  ---------    -------   ---------   -------   ---------
                                                                        (Dollars in thousands)
Real estate mortgage:
---------------------
  One- to four-
    family residential ............         --    $    --           1    $   173           1    $   103          --    $    --
  Construction ....................         --         --          --         --          --         --          --         --
  Home equity .....................          1         29          --         --          --         --          --         --
  Commercial and multi-family .....         --         --           1        313          --         --          --         --
                                       -------    -------     -------    -------     -------    -------     -------    -------
  Total ...........................          1         29           2        486           1        103          --         --

Commercial business ...............          1        123           3        515           3        355           3        386
Consumer ..........................         --         --           1          3          --         --          --         --
                                       -------    -------     -------    -------     -------    -------     -------    -------
       Total delinquent loans .....          2    $   152           6    $ 1,004           4    $   458           3    $   386
                                       =======    =======     =======    =======     =======    =======     =======    =======

Delinquent loans to total loans ...                  0.06%                  0.40%                  0.24%                  0.20%
                                                  =======                =======                =======                =======

                                                  At December 31, 2002
                                       ------------------------------------------
                                            60-89 Days          90 Days or More
                                       -------------------    -------------------
                                        Number   Principal              Principal
                                         of       Balance      Number    Balance
                                        Loans     of Loans    of Loans   of Loans
                                       -------   ---------    --------  ---------
                                                 (Dollars in thousands)
Real estate mortgage:
---------------------
  One- to four-
    family residential ............         --    $    --          --    $    --
  Construction ....................         --         --          --         --
  Home equity .....................         --         --          --         --
  Commercial and multi-family .....         --         --          --         --
                                       -------    -------     -------    -------
  Total ...........................         --         --          --         --

Commercial business ...............         --         --           1         67
Consumer ..........................         --         --          --         --
                                       -------    -------     -------    -------
       Total delinquent loans .....         --    $    --           1    $    67
                                       =======    =======     =======    =======

Delinquent loans to total loans ...                    --%                  0.05%
                                                  =======                =======

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

                                                                            At December 31,
                                                      ------------------------------------------------------------
                                                        2006         2005         2004         2003         2002
                                                      --------     --------     --------     --------     --------
                                                                         (Dollars in thousands)
Non-accruing loans:
-------------------
   One- to four-family residential ...............    $     --     $     --     $    173     $     --     $     --
   Construction ..................................          --           --           --           --           --
   Home equity ...................................          --           --           --           --           --
   Commercial and multi-family ...................         307          637          313           67           67
   Commercial business ...........................          --          150           67           --           --
   Consumer ......................................          16           --           --           --           --
                                                      --------     --------     --------     --------     --------
     Total .......................................         323          787          553           67           67
                                                      --------     --------     --------     --------     --------

Accruing loans delinquent more than 90 days:
--------------------------------------------
   One- to four-family residential ...............          --           --           --           --           --
   Construction ..................................          --           --           --           --           --
   Home equity ...................................          --           --           --           --           --
   Commercial and multi-family ...................          --          166           --          319           --
   Commercial business ...........................          --           --          448           --           --
   Consumer ......................................          --           79            3           --           --
                                                      --------     --------     --------     --------     --------
     Total .......................................          --          245          451          319           --
                                                      --------     --------     --------     --------     --------

Total non-performing loans .......................         323        1,032        1,004          386           67
Foreclosed assets ................................          --           --            6           --           --
                                                      --------     --------     --------     --------     --------

Total non-performing assets ......................    $    323     $  1,032     $  1,010     $    386     $     67
                                                      ========     ========     ========     ========     ========
Total non-performing assets as a percentage
  of total assets ................................        0.06%        0.22%        0.27%        0.13%        0.04%
                                                      ========     ========     ========     ========     ========
Total non-performing loans as a percent
  of total loans .................................        0.10%        0.36%        0.40%        0.20%        0.05%
                                                      ========     ========     ========     ========     ========

      For the year ended December 31, 2006, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $26,000. We received and recorded $6,000 in interest income for such loans for the year ended December 31,2006.

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

      When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2006, we had no assets classified as doubtful, $2.9 million in assets classified as substandard and $460,000 in assets classified as special mention. The loans classified as doubtful and substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

      In addition to loans that have been classified, management has identified a lending relationship that merits additional scrutiny for reasons unrelated to the performance of the loans. This borrowing relationship consists of five loans, which had a total principal balance at December 31, 2006 of $1.3 million. The largest single loan had a total principal balance at December 31, 2006 of $360,000. The five loans are secured by mixed-use real estate. The loans in the aggregate have a loan value ratio of 69.7%. These loans are currently performing in accordance with their terms.

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

      The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                                   Years Ended December 31,
                                                                 -----------------------------------------------------------
                                                                   2006         2005         2004         2003        2002
                                                                 --------     --------     --------     --------    --------
                                                                                    (Dollars in thousands)
Balance at beginning of period ...............................   $  3,090     $  2,506     $  2,113     $  1,233    $    412
                                                                 --------     --------     --------     --------    --------

Charge-offs:
------------
   One- to four-family residential ...........................         --           --           --           --          --
   Construction ..............................................         --           --           --           --          --
   Home equity ...............................................         --           --           --           --          --
   Commercial and multi-family ...............................         --           --           --           --          --
   Commercial business .......................................         66          522          332           --          10
   Consumer ..................................................          1           24           --           --          12
                                                                 --------     --------     --------     --------    --------
Total charge-offs ............................................         67          546          332           --          22
                                                                 --------     --------     --------     --------    --------

Recoveries ...................................................         85           12           35           --          --
                                                                 --------     --------     --------     --------    --------
Net charge-offs (recoveries) .................................        (18)         534          297           --          22
                                                                 --------     --------     --------     --------    --------
Provisions charged to operations .............................        625        1,118          690          880         843
                                                                 --------     --------     --------     --------    --------
Ending balance ...............................................   $  3,733     $  3,090     $  2,506     $  2,113    $  1,233
                                                                 ========     ========     ========     ========    ========

Ratio of non-performing assets to total assets at the end
   of period .................................................       0.06%        0.22%        0.27%        0.13%       0.04%
                                                                 ========     ========     ========     ========    ========

Allowance for loan losses as a percent of total loans
outstanding ..................................................       1.16%        1.07%        1.01%        1.11%       1.00%
                                                                 ========     ========     ========     ========    ========

Ratio of net charge-offs (recoveries) during the period to
   loans outstanding during the period .......................      (0.01)%       0.19%        0.13%          --%       0.03%
                                                                 ========     ========     ========     ========    ========

Ratio of net charge-offs (recoveries) during the period to
   non-performing loans ......................................      (5.57)%      51.74%       29.58%          --%      32.84%
                                                                 ========     ========     ========     ========    ========

      Allocation of the Allowance for Loan Losses. The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                                                          At December 31,
                                  --------------------------------------------------------------------------------------------------
                                        2006                2005                2004                2003                2002
                                  ----------------    ----------------    ----------------    ----------------    ----------------
                                          Percent of          Percent of          Percent of          Percent of          Percent of
                                           Loans in            Loans in            Loans in            Loans in            Loans in
                                             each                each                each                each                each
                                           Category            Category            Category            Category            Category
                                           in Total            in Total            in Total            in Total            in Total
                                  Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                                  ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
                                                                        (Dollars in Thousands)
Type of loan:
  One- to four-family ..........  $   69     13.64%   $   76     12.11%   $   78     13.98%   $  105     17.74%   $   64     20.64%
  Construction .................   1,068     12.06       329      9.98       217      7.70       125      5.24        53      3.47
  Home equity ..................     126     10.02        91      8.43        82      8.27        50      8.80        64     11.43
  Commercial and multi-family ..   2,285     59.60     2,180     64.26     1,669     63.68     1,178     60.25       658     53.34
  Commercial business ..........     168      4.56       401      5.06       444      6.07       649      7.35       376     10.48
  Consumer .....................      17      0.12        13      0.16        16      0.30         6      0.62        18      0.64
                                  ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
   Total .......................  $3,733    100.00%   $3,090    100.00%   $2,506    100.00%   $2,113    100.00%   $1,233    100.00%
                                  ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

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

      Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as "held-to-maturity," "available for sale" or "trading." As of December 31, 2006, we had $148.7 million of securities classified as "held-to-maturity," and no securities classified as available for sale or trading. Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2006, our securities classified as held-to-maturity had a market value of $146.0 million. Changes in the market value of classified as securities held-to-maturity do not affect our income. Management has the intent and we have the ability to hold securities classified as held-to-maturity. During the year ended December 31, 2006, we had no securities sales.

      At December 31, 2006, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and
(iv) certificates of deposit. The board of directors may authorize additional investments. At December 31, 2006 our U.S. Government agency securities totaled $122.6 million, all of which were classified as held-to-maturity and which primarily consisted of callable securities issued by government sponsored enterprises.

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

      Securities Portfolio. The following table sets forth the carrying value of our securities portfolio and Federal funds at the dates indicated.

                                                             At December 31,
                                                  --------------------------------------
                                                     2006          2005          2004
                                                  ----------    ----------    ----------
                                                              (In Thousands)
Securities held to maturity:
   U.S. Government and Agency securities .....    $  122,594    $  109,090    $   78,020
   Mortgage-backed securities ................        26,078        30,912        39,016
                                                  ----------    ----------    ----------
     Total securities held to maturity .......       148,672       140,002       117,036
Money market funds ...........................        17,500        18,500            --
FHLB stock ...................................         3,724         2,778           944
                                                  ----------    ----------    ----------
Total investment securities ..................    $  169,896    $  161,280    $  117,980
                                                  ==========    ==========    ==========

      The following table shows our securities held-to-maturity purchase, sale and repayment activities for the periods indicated.

                                                    Years Ended December 31,
                                                --------------------------------
                                                  2006        2005        2002
                                                --------    --------    --------
                                                         (In Thousands)

Purchases:
   Fixed-rate ..............................    $ 37,500    $ 55,815    $ 75,823
                                                --------    --------    --------
     Total purchases .......................    $ 37,500    $ 55,815    $ 75,823
                                                --------    --------    --------

Sales:
   Fixed-rate ..............................    $     --    $  7,345    $     --
                                                --------    --------    --------
     Total sales ...........................    $     --    $  7,345    $     --
                                                --------    --------    --------

Principal Repayments:
   Repayment of principal ..................    $ 28,845    $ 25,531    $ 49,112
                                                --------    --------    --------
   Increase in other items, net. ...........          15          27          12
                                                --------    --------    --------
     Net increases .........................    $  8,670    $ 22,966    $ 26,723
                                                ========    ========    ========

      Maturities of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank's securities portfolio at December 31, 2006 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                        As of December 31, 2006
                                 ---------------------------------------------------------------------------------------------------
                                                        More than      More than five to                        Total investment
                                  Within one year   One to five years      ten years     More than ten years       securities
                                  ---------------   -----------------      ---------     -------------------       ----------
                                 Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Market Carrying Average
                                   Value    Yield    Value     Yield    Value     Yield    Value     Yield   Value    Value   Yield
                                   -----    -----    -----     -----    -----     -----    -----     -----   -----    -----   -----
                                                                  (Dollars in Thousands)
U.S. government agency securities  $ 2,000  3.65%   $19,996    4.60%   $38,300    5.05%   $62,298   5.97%  $120,566  $122,594  5.42%
Mortgage-backed securities.......       --    --        244    6.00      1,029    5.69     24,805   4.91     25,452    26,078  4.96
FHLB stock ......................    3,724  7.00         --      --         --      --         --     --      3,724     3,724  7.00
                                   -------          -------            -------            -------          --------  --------
  Total investment securities ...  $ 5,724  5.83%   $20,240    4.62%   $39,329    5.07%   $87,103   5.67%  $149,742  $152,396  5.38%
                                   =======          =======            =======            =======          ========  ========

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

      The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2006, we had no brokered deposits.

      Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                    December 31,
                                   -----------------------------------------------------------------------------
                                             2006                       2005                      2004
                                   -----------------------    -----------------------    -----------------------
                                   Weighted                   Weighted                   Weighted
                                    Average                    Average                    Average
                                    Rate(1)        Amount      Rate(1)       Amount       Rate(1)        Amount
                                   ---------     ---------    ---------     ---------    ---------     ---------
                                                               (Dollars in thousands)
Demand ........................           --%    $  35,275           --%    $  30,143           --%    $  20,557
NOW ...........................         1.41        21,007         1.36        20,827         1.42        23,155
Money market ..................         3.70         8,022         1.97         1,623         1.98         2,483
Savings and club accounts .....         1.91       117,617         2.16       167,534         2.20       197,868
Certificates of deposit .......         4.28       200,826         3.21       142,724         2.68        93,180
                                   ---------     ---------    ---------     ---------    ---------     ---------
    Total .....................         2.99%    $ 382,747         2.30%    $ 362,851         2.14%    $ 337,243
                                                 =========                  =========                  =========

---------
(1)   Represents the average rate paid during the year.

      The following table sets forth our deposit flows during the periods indicated.

                                                         Years Ended December 31,
                                                 ----------------------------------------
                                                    2006           2005           2004
                                                 ----------     ----------     ----------
                                                          (Dollars in thousands)
Beginning of period .........................    $  362,851     $  337,243     $  253,650
                                                 ----------     ----------     ----------
Net deposits ................................         9,241         17,696         77,108
Interest credited on deposit accounts .......        10,655          7,912          6,485
                                                 ----------     ----------     ----------
  Total increase in deposit accounts ........        19,896         25,608         83,593
                                                 ----------     ----------     ----------
Ending balance ..............................    $  382,747     $  362,851     $  337,243
                                                 ==========     ==========     ==========
Percent increase ............................          5.48%          7.59%         32.96%

      Jumbo Certificates of Deposit. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

                                                      At December 31, 2006
                                                      --------------------
          Maturity Period                                (In Thousands)
          ---------------
          Within three months .....................        $  27,384
          Three through twelve months .............           37,106
          Over twelve months ......................           19,990
                                                           ---------
          Total ...................................        $  84,480
                                                           =========

      The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

                                                                     At December 31,
                                        -------------------------------------------------------------------------
                                                 2006                      2005                      2004
                                        ---------------------     ---------------------     ---------------------
                                          Amount      Percent       Amount      Percent       Amount      Percent
                                        ---------    --------     ---------    --------     ---------    --------
                                                                  (Dollars in thousands)
Certificate of deposit rates:
     1.00% - 1.99% .................    $   1,539        0.76%    $      --          --%    $   2,510        2.69%
     2.00% - 2.99% .................        1,511        0.75        21,056       14.75        48,915       52.50
     3.00% - 3.99% .................       27,595       13.74        59,391       41.61        41,725       44.78
     4.00% - 4.99% .................       89,740       44.69        62,045       43.48            30        0.03
     5.00% - 5.99% .................       80,441       40.06           232        0.16            --          --
                                        ---------    --------     ---------    --------     ---------    --------
        Total ......................    $ 200,826      100.00%    $ 142,724      100.00%    $  93,180      100.00%
                                        =========    ========     =========    ========     =========    ========

      The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2006.

                                                      Maturity Date
                              -------------------------------------------------------------
                               1 Year       Over 1       Over 2        Over
                               or Less    to 2 Years   to 3 Years     3 Years       Total
                              ---------    ---------    ---------    ---------    ---------
                                                      (In Thousands)
Interest rate:
     1.00% - 1.99% .......    $      77    $      --    $   1,452    $      10    $   1,539
     2.00% - 2.99% .......        1,487           13           11           --        1,511
     3.00% - 3.99% .......       23,636        2,443        1,516           --       27,595
     4.00%-4.99% .........       70,374       10,272        6,716        2,378       89,740
     5.00%-5.99% .........       73,921        4,102          859        1,559       80,441
                              ---------    ---------    ---------    ---------    ---------
         Total ...........    $ 169,495    $  16,830    $  10,554    $   3,947    $ 200,826
                              =========    =========    =========    =========    =========

      Borrowings. Our advances from the FHLB of New York are secured by a pledge of our stock in the FHLB of New York, and investment securities. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, we may also access the Federal Reserve Bank discount window to supplement our supply of funds that we can loan and to meet deposit withdrawal requirements. During the years ended December 31, 2006 and 2005, we had average short-term borrowings, consisting of FHLB advances, of $705,000 and $9.7 million, respectively, with a weighted average cost of 4.93% and 3.14%, respectively. Our maximum short-term borrowings outstanding during 2006 and 2005 was $1.0 million and $21.4 million, respectively.

Employees
---------

      At December 31, 2006, we had 69 full-time and 30 part-time employees. None of our employees is represented by a collective bargaining group. We believe that our relationship with our employees is good.

Subsidiaries
------------

      We have one non-bank subsidiary. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by Bayonne Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2006, this company held $148.7 million in securities.

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

Bank Holding Company Regulation
-------------------------------

      As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, the Company is subject to the regulation and supervision applicable to bank holding companies by the Board of Governors of the Federal Reserve System. The Company is required to file with the Federal Reserve annual reports and other information regarding its business operations and those of its subsidiaries.

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

      Insurance of Deposits. Our deposit accounts are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Bank's deposits, therefore, are subject to FDIC insurance assessments.

      On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the FDIC adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund's reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

      On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund. The merger of the two separate insurance funds did not affect the authority of the Financing Corporation, a mix-ownership government corporation, to impose and collect, with approval of the FDIC, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the Financing Corporation assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at an institution.

      Capital Adequacy Guidelines. The FDIC has promulgated risk-based capital rules, which are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these rules, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These rules are substantially similar to the Federal Reserve rules discussed above.

      In addition to the risk-based capital rules, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above. At December 31, 2006, the Bank's ratio of total capital to risk-weighted assets was 16.43%. Our Tier 1 capital to risk-weighted assets was 15.36%, and our Tier 1 capital to average assets was 10.48%.

      Dividends. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank's capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank's capital below regulatory imposed minimums.

The USA PATRIOT Act
-------------------

      In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. For years, financial institutions such as the Bank have been subject to federal anti-money laundering obligations. As such, the Bank does not believe the USA PATRIOT Act will have a material impact on its operations.

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

      Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls at December 31, 2008, and our auditors must attest to our assessment.

                          AVAILABILITY OF ANNUAL REPORT

      Our Annual Report is available on our website, www.bcbbancorp.com. We will also provide our Annual Report on Form 10-K free of charge to shareholders who write to the Corporate Secretary at 104-110 Avenue C, Bayonne, New Jersey 07002.

ITEM 1A. RISK FACTORS
---------------------

Risks Associated with our Business

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate. These loans are riskier than loans secured by one- to four-family properties.

      At December 31, 2006, $192.1 million, or 59.6% of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans. These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower's business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may not be able to successfully maintain and manage our growth.

      Since December 31, 2002, our assets have grown at a compound annual growth rate of 29.2%, our loan balances have grown at a compound annual growth rate of 27.1% and our deposits have grown at a compound annual growth rate of 23.7%. Our ability to continue to grow depends, in part, upon our ability to expand our market presence, successfully attract core deposits, and identify attractive commercial lending opportunities.

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

      Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2006, our allowance for loan losses totaled $3.7 million, representing 1.16% of total loans.

      While we have only been operating for six years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, and although we had $323,000, or 0.06% of total assets consisting of non-performing assets at December 31, 2006, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

      Net interest income is the most significant component of our operating income. We do not rely on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2006 and 2005, our net interest income was $17.8 million and $15.9 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest earning assets relative to the amount of interest bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

      In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 95.3% of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

      Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls at December 31, 2007. This is expected to result in additional expenses in 2007. Moreover, a review of our financial systems and controls may uncover deficiencies in existing systems and controls. If that is the case, we would have to take the necessary steps to correct any deficiencies, which may be costly and may strain our management resources and negatively impact earnings. We also would be required to disclose any such deficiencies, which could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

      None.

ITEM 2. PROPERTIES
------------------

      At December 31, 2006, we conducted our business from our executive office located at 104-110 Avenue C, Bayonne, New Jersey, and our two branch offices, both of which are located in Bayonne. The aggregate book value of our premises and equipment was $5.9 million at December 31, 2006. We own our executive office facility and lease our two branch offices. In August 2005, we entered into a lease for a future branch facility to be located in Hoboken, New Jersey which is anticipated to open during the first half of 2007.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2006, we were not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------
        AND ISSUER PURCHASES OF EQUITY SECURITIES
        -----------------------------------------

      BCB Bancorp, Inc.'s common stock trades on the Nasdaq Global Select Market under the symbol "BCBP." In order to list common stock on the Nasdaq Global Select Market, the presence of at least three registered and active market makers is required and BCB Bancorp, Inc. has at least three market makers.

      The following table sets forth the high and low bid quotations for BCB Bancorp, Inc. common stock for the periods indicated. These quotations represent prices between dealers and do not include retail markups, markdowns, or commissions and do not reflect actual transactions. The information presented reflects common stock dividends paid by the Company on October 27, 2005, of 25%. As of December 31, 2006, there were 5,008,139 shares of BCB Bancorp, Inc. common stock issued and outstanding. At December 31, 2006, BCB Bancorp, Inc. had approximately 1,562 stockholders of record.

                                                                              Cash Dividend
Fiscal 2006                                   High Bid          Low Bid         Declared
---------------------------------------------------------------------------------------------
Quarter Ended December 31, 2006 ........      $  17.10         $  14.60         $     --
Quarter Ended September 30, 2006 .......         16.31            14.14             0.30
Quarter Ended June 30, 2006 ............         17.12            15.02               --
Quarter Ended March 31, 2006 ...........         17.05            15.10               --

                                                                              Cash Dividend
Fiscal 2005                                   High Bid          Low Bid         Declared
---------------------------------------------------------------------------------------------
Quarter Ended December 31, 2005 ........      $  19.49         $  14.60         $     --
Quarter Ended September 30, 2005 .......         17.12            15.40               --
Quarter Ended June 30, 2005 ............         15.80            14.00               --
Quarter Ended March 31, 2005 ...........         16.80            14.92               --

Compensation Plans

      Set forth below is information as of December 31, 2006 regarding equity compensation plans that have been approved by shareholders. The Company has no equity based benefit plans that were not approved by shareholders.

=========================================================================================================================
                                                Number of securities
                                                  to be issued upon                               Number of securities
                                               exercise of outstanding     Weighted average      remaining available for
               Plan                               options and rights       exercise price(2)      issuance under plan
               ----
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
shareholders ...............................            415,638(1)               $9.86                     -0-
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
shareholders ...............................                 --                     --                     -0-
-------------------------------------------------------------------------------------------------------------------------
      Total ................................            415,638                  $9.86                     -0-
=========================================================================================================================

----------
(1) Consists of options to purchase (i) 136,035 shares of common stock under the 2002 Stock Option Plan and (ii) 279,603 shares of common stock under the 2003 Stock Option Plan.

(2) The weighted average exercise price reflects the exercise price of $10.99 per share for options granted under the 2003 Stock Option Plan and $7.53 per share for options under the 2002 Stock Option Plan.

Stock Performance Graph

      Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on May 1, 2003 through December 31, 2006, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, and
(c) the cumulative total return of Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

--------------------------------------------------------------------------------
                                BCB Bancorp, Inc.
--------------------------------------------------------------------------------

                             Total Return Performance

                              [LINE GRAPH OMITTED]

                      Period Ending
                      ---------------------------------------------------------------------
Index                      05/01/03   12/31/03   12/31/04   12/31/05    06/30/06   12/31/06
-------------------------------------------------------------------------------------------
BCB Bancorp, Inc.            100.00     153.65     167.18     170.24      168.06     186.53
NASDAQ Composite             100.00     136.50     148.99     152.53      150.88     168.38
SNL Bank Index               100.00     126.27     141.50     143.43      150.52     167.77

      On April 27, 2005, our Board of Directors approved a stock repurchase program for the repurchase of up to 149,677 shares (approximately 187,096 shares on a split-adjusted basis) of our common stock. Set forth below is information regarding purchases of our common stock made by or on behalf of the Company during the fourth quarter of 2006.

==============================================================================================================================
                                                                          Total number of shares
                                                                          purchased as part of a        Number of shares
                            Total number of shares    Average price per     publicly announced      remaining to be purchased
          Period                   purchased             share paid               program                under program
------------------------------------------------------------------------------------------------------------------------------
October 1-31............              473                  $15.90                      473                  131,803
------------------------------------------------------------------------------------------------------------------------------
November 1-30...........               --                      --                       --                  131,803
------------------------------------------------------------------------------------------------------------------------------
December 1-31...........               --                      --                       --                  131,803
==============================================================================================================================

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------

      The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the year's ended December 31, 2006, 2005, 2004, and 2003 and for Bayonne Community Bank at and for the year ended December 31, 2002. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the common stock dividends paid by the Company and Bank.

                                                Selected financial condition data at December 31,
                                       ------------------------------------------------------------------
                                          2006          2005          2004          2003          2002
                                       ----------    ----------    ----------    ----------    ----------
                                                                 (In Thousands)
Total assets ......................    $  510,835    $  466,242    $  378,289    $  300,676    $  183,108
Cash and cash equivalents .........        25,837        25,147         4,534        11,786         5,144
Securities, held to maturity. .....       148,672       140,002       117,036        90,313        50,602
Loans receivable ..................       318,130       284,451       246,380       188,786       122,085
Deposits ..........................       382,747       362,851       337,243       253,650       163,519
Borrowings ........................        74,124        54,124        14,124        25,000            --
Stockholders' equity ..............        51,963        47,847        26,036        21,167        18,772

                                               Selected operating data for the year ended December 31,
                                       ------------------------------------------------------------------
                                          2006          2005          2004          2003          2002
                                       ----------    ----------    ----------    ----------    ----------
                                                  (In thousands, except for per share amounts)
Net interest income ...............    $   17,784    $   15,883    $   13,755    $    9,799    $    5,960
Provision for loan losses .........           625         1,118           690           880           843
Non-interest income ...............         1,260           915           623           480           336
Non-interest expense ..............         9,632         8,206         7,661         5,390         3,272
Income tax ........................         3,220         2,745         2,408         1,614           872
                                       ----------    ----------    ----------    ----------    ----------
Net income ........................    $    5,567    $    4,729    $    3,619    $    2,395    $    1,309
                                       ==========    ==========    ==========    ==========    ==========
Net income per share:
   Basic ..........................    $     1.11    $     1.25    $     0.97    $     0.67    $     0.43
                                       ----------    ----------    ----------    ----------    ----------
   Diluted ........................    $     1.08    $     1.20    $     0.93    $     0.64    $     0.43
                                       ----------    ----------    ----------    ----------    ----------
Dividends declared per share. .....    $     0.30    $       --    $       --    $       --    $       --
                                       ----------    ----------    ----------    ----------    ----------

                                                                            At or for the Years Ended December 31,
                                                                 ------------------------------------------------------------
                                                                   2006         2005         2004         2003         2002
                                                                 --------     --------     --------     --------     --------
Selected Financial Ratios and Other Data:
   Return on average assets (ratio of net income to
     average total assets) ..................................        1.13%        1.14%        1.01%        1.03%        0.86%
   Return on average stockholders' equity (ratio of net
     income to average stockholders' equity) ................       11.12        16.00        15.45        11.97         8.68
   Non-interest income to average assets ....................        0.26         0.21         0.17         0.21         0.22
   Non-interest expense to average assets ...................        1.96         1.98         2.15         2.32         2.16
   Net interest rate spread during the period.. .............        3.19         3.69         3.73         4.03         3.60
   Net interest margin (net interest income to average
     interest earning assets) ...............................        3.69         3.98         3.96         4.34         4.03
   Ratio of average interest-earning assets to average
     interest-bearing liabilities ...........................      118.09       112.33       111.63       116.42       118.87
   Cash dividend payout ratio ...............................       26.98           --           --           --           --

Asset Quality Ratios:
   Non-performing loans to total loans at end of period .....        0.10         0.36         0.40         0.20         0.05
   Allowance for loan losses to non-performing loans at
     end of period ..........................................    1,155.73       299.42       249.60       547.48     1,840.73
   Allowance for loan losses to total loans at end of
     period .................................................        1.16         1.07         1.01         1.11         1.00

Capital Ratios:
   Stockholders' equity to total assets at end of period ....       10.17        10.26         6.88         7.04        10.25
   Average stockholders' equity to average total assets .....       10.19         7.14         6.57         8.62         9.94
   Tier 1 capital to average assets .........................       10.91         7.75         7.75         7.02        10.25
   Tier 1 capital to risk weighted assets ...................       15.36        11.59        11.84        10.47        15.01

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

General
-------

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

Stock Options

      The Company had, through December 31, 2005, the choice to account for stock options using either Accounting Principles Board Opinion No. 25 ("APB 25") or SFAS No. 123, "Accounting for Stock-Based Compensation." For the year ended December 31, 2005, the

Company elected to use the accounting method under APB 25 and the related interpretations to account for its stock options. Under APB 25, generally, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. On December 14, 2005, the Board of Directors of the Company approved the accelerated vesting and exercisability of all unvested and unexercisable stock options granted as a part of the 2003 and 2002 Stock Option Plans effective December 20, 2005. Had the Company elected to use SFAS No. 123 to account for its stock options under the fair value method, it would have been required to record compensation expense and, as a result, diluted earnings per share for the fiscal years ended December 31, 2005 and 2004 would have been lower by $0.32 and $0.14 respectively. No stock options were granted prior to 2002. See Note 2 to "Notes to Consolidated Financial Statements." Effective January 1, 2006, the Company accounts for stock options pursuant to SFAS No. 123 (revised 2004). The acceleration of vesting was done primarily to avoid the recording of compensation expense in future years. See discussions under Recent Accounting Pronouncements for our analysis of the impact of SFAS No. 123 (revised 2004) on current and future operations.

Financial Condition
-------------------

Comparison at December 31, 2006 and at December 31, 2005

      Since we commenced operations in 2000 we have sought to grow our assets and deposit base consistent with our capital requirements. We offer competitive loan and deposit products and seek to distinguish ourselves from our competitors through our service and availability. Total assets increased by $44.6 million or 9.6% to $510.8 million at December 31, 2006 from $466.2 million at December 31, 2005 as the Company continued to grow the Bank's balance sheet with loans and securities funded primarily through growth in the Bank's deposit base, the utilization of wholesale funding sources, specifically Federal Home Loan Bank advances and the net proceeds from our offering of common stock in December 2005.

      Total cash and cash equivalents increased by $690,000 or 2.7% to $25.8 million at December 31, 2006 from $25.1 million at December 31, 2005 as the Company recognized the attractiveness of liquid investments during the current inverted yield curve environment. Securities held-to-maturity increased by $8.7 million or 6.2% to $148.7 million at December 31, 2006 from $140.0 million at December 31, 2005. The increase was primarily attributable to the purchase of $37.5 million of callable agency securities partially offset by call options exercised on $12.5 million of callable agency securities, maturities of $11.5 million of callable agency securities and $4.8 million of repayments and prepayments in the mortgage backed securities portfolio during the year ended December 31, 2006.

      Loans receivable increased by $33.6 million or 11.8% to $318.1 million at December 31, 2006 from $284.5 million at December 31, 2005. The increase resulted primarily from a $26.2 million increase in real estate mortgages comprising residential, commercial and construction loans, net of amortization, a $8.0 million increase in consumer loans, net of amortization, and a $127,000 increase in commercial loans consisting primarily of business loans and commercial lines of credit partially offset by a $643,000 increase in the allowance for loan losses. At December 31, 2006, the allowance for loan losses was $3.7 million or 1.16% of loans receivable. The growth in loans receivable was primarily attributable to competitive pricing in a lower than historically normal interest rate environment and a vibrant local economy where residential construction and rehabilitation remain active.

      Deposit liabilities increased by $19.8 million or 5.5% to $382.7 million at December 31, 2006 from $362.9 million at December 31, 2005. The increase resulted primarily from an increase of $58.1 million or 40.7% in time deposits to $200.8 million from $142.7 million and an increase of $11.7 million or 22.2% in demand deposits to $64.3 million from $52.6 million, partially offset by a decrease of $49.9 million or 29.8% in savings and club accounts to $117.6 million from $167.5 million. The increase in certificate of deposit balances and the decrease in savings and club account balances resulted primarily from internal disintermediation brought on by the series of Federal Open Market Committee short-term interest rate increases and the increasingly competitive local market for deposit growth. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products.

      Borrowed money increased by $20.0 million or 37.0% to $74.1 million at December 31, 2006 from $54.1 million at December 31, 2005. The increase in borrowings reflects the use of long-term Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities.

      Total stockholders' equity increased by $4.2 million or 8.8% to $52.0 million at December 31, 2006 from $47.8 million at December 31, 2005. The increase in stockholders' equity primarily reflects net income of $5.6 million for the year ended December 31, 2006 partially offset by the distribution of a special cash dividend paid to shareholders during the third quarter of $0.30 per share or $1.5 million. At December 31, 2006 the Bank's Tier 1 leverage, Tier 1 risk-based and Total risk-based capital ratios were 10.48%, 15.36% and 16.43% respectively.

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

                                         At December 31, 2006   The year ended December 31, 2006   The year ended December 31, 2005
                                         --------------------   --------------------------------   --------------------------------
                                                      Actual                 Interest   Average                 Interest   Average
                                          Actual      Yield/     Average      earned/    Yield/     Average      earned/    Yield/
                                          Balance      Cost      Balance       paid     Cost (4)    Balance       paid     Cost (4)
                                          -------      ----      -------       ----     --------    -------       ----     --------
                                                                            (Dollars in thousands)
Interest-earning assets:
 Loans receivable .....................  $321,106       7.43%    $315,493     $22,770      7.22%    $274,306     $18,760      6.84%
 Investment securities(1) .............   152,396       5.38      153,628       8,046      5.24      124,315       6,297      5.07

 Interest-bearing deposits ............    22,437       5.14       12,569         445      3.54        4,700          71      1.51
                                         --------     ------     --------     -------    ------     --------     -------    ------
  Total interest-earning assets .......   495,939       6.69%     481,690      31,261      6.49%     403,321      25,128      6.23%
                                         --------                --------     -------               --------     -------

Interest-earning liabilities:
 Interest-bearing demand deposits .....  $ 21,007       1.44%    $ 21,397         302      1.41%    $ 20,815         284      1.36%
 Money market deposits ................     8,022       4.38        3,353         124      3.70        2,289          45      1.97
 Savings deposits .....................   117,617       1.83      137,046       2,611      1.91      183,288       3,958      2.16
 Certificates of deposit ..............   200,826       4.81      182,340       7,807      4.28      116,560       3,736      3.21
 Borrowings ...........................    74,124       4.50       63,775       2,633      4.13       33,527       1,222      3.64
                                         --------                --------     -------               --------     -------
  Total interest-bearing liabilities ..   421,596       3.75%     407,911      13,477      3.30%     356,479       9,245      2.59%
                                         --------                --------     -------               --------     -------

Net interest income ...................                                       $17,784                            $15,883
                                                                              =======                            =======

Interest rate spread(2) ...............                 2.94%                              3.19%                              3.64%
                                                      ======                             ======                             ======
Net interest margin(3) ................                                                    3.69%                              3.94%
                                                                                         ======                             ======
Ratio of interest-earning assets to
 interest-bearing liabilities .........    117.63%                 118.09%                            113.14%
                                         ========                ========                           ========

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

                                                               The year ended December 31, 2004
                                                               --------------------------------
                                                          Average         Interest        Average
                                                          Balance       earned/paid    Yield/Cost (4)
                                                          -------       -----------    --------------
                                                                   (Dollars in thousands)
Interest-earning assets:
 Loans receivable ................................      $  221,257       $   14,784            6.68%
 Investment securities(1) ........................         108,297            5,757            5.32

 Interest-bearing deposits .......................          17,721              159            0.90
                                                        ----------       ----------
  Total interest-earning assets ..................         347,275           20,700            5.96%
                                                        ----------       ----------

Interest-earning liabilities:
 Interest-bearing demand deposits ................      $   21,105              299            1.42%
 Money market deposits ...........................           2,622               52            1.98
 Savings deposits ................................         181,383            3,981            2.20
 Certificates of deposit .........................          80,336            2,153            2.68
 Borrowings ......................................          25,660              460            1.79
                                                        ----------       ----------
  Total interest-bearing liabilities .............         311,106            6,945            2.23%
                                                        ----------       ----------

Net interest income ..............................                       $   13,755
                                                                         ==========

Interest rate spread(2) ..........................                                             3.73%
                                                                                         ==========
Net interest margin(3) ...........................                                             3.96%
                                                                                         ==========
Ratio of average interest-earning assets to
 average interest-bearing liabilities ............          111.63%
                                                        ==========

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

Rate/Volume Analysis
--------------------

      The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old average volume); (iii) changes due to combined changes in rate and volume; and (iv) the net change.

                                                                         Years Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                 2006 vs. 2005                                   2005 vs. 2004
                                        -------------------------------                 -------------------------------
                                              Increase/(Decrease)                              Increase/(Decrease)
                                                    Due to                                           Due to
                                        -------------------------------     Total       -------------------------------     Total
                                                                 Rate/     Increase                             Rate/      Increase
                                         Volume      Rate        Volume   (Decrease)     Volume      Rate       Volume    (Decrease)
                                        -------     -------     -------   ----------    -------     -------     -------   ----------
                                                                                (In Thousands)
Interest income:
 Loans receivable ....................  $ 2,817     $ 1,037     $   156     $ 4,010     $ 3,351     $   540     $    85     $ 3,976
 Investment securities ...............    1,485         214          50       1,749         851        (271)        (40)        540
 Interest-bearing deposits
   with other banks ..................      119          95         160         374        (117)        109         (80)        (88)
                                        -------     -------     -------     -------     -------     -------     -------     -------
 Total interest-earning assets .......    4,421       1,346         366       6,133       4,085         378         (35)      4,428
                                        -------     -------     -------     -------     -------     -------     -------     -------

Interest expense:
 Interest-bearing demand accounts ....        8          10          --          18          (4)        (11)         --         (15)
 Money market ........................       21          40          18          79          (7)         --          --          (7)
 Savings and club ....................     (999)       (466)        118      (1,347)         42         (64)         (1)        (23)
 Certificates of Deposits ............    2,108       1,255         708       4,071         971         422         190       1,583
 Borrowed funds ......................    1,103         162         146       1,411         141         474         147         762
                                        -------     -------     -------     -------     -------     -------     -------     -------

 Total interest-bearing liabilities ..    2,241       1,001         990       4,232       1,143         821         336       2,300
                                        -------     -------     -------     -------     -------     -------     -------     -------
Change in net interest income ........  $ 2,180     $   345     $  (624)    $ 1,901     $ 2,942     $  (443)    $  (371)    $ 2,128
                                        =======     =======     =======     =======     =======     =======     =======     =======

Results of Operations for the Years Ended December 31, 2006 and 2005

      Net income increased by $838,000 or 17.7% to $5.57 million for the year ended December 31, 2006 from $4.73 million for the year ended December 31, 2005. The increase in net income resulted primarily from increases in net interest income and non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and income taxes. Net interest income increased by $1.9 million or 11.9% to $17.8 million for the year ended December 31, 2006 from $15.9 million for the year ended December 31, 2005. This increase resulted primarily from an increase in average interest earning assets of $78.4 million or 19.4% to $481.7 million for the year ended December 31, 2006 from $403.3 million for the year ended December 31, 2005 and an increase in the yield on average interest earning assets to 6.49% for the year ended December 31, 2006 from 6.23% for the year ended December 31, 2005, partially offset by an increase in average interest bearing liabilities of $51.4 million or 14.4% to $407.9 million for the year ended December 31, 2006 from $356.5 million for the year ended December 31, 2005 and an increase in the cost of average interest bearing liabilities to 3.30% for the year ended December 31, 2006 from 2.59% for the year ended December 31, 2005. The disproportionate increase in the cost of deposits as compared to our yield on assets reduced our net interest margin to 3.69% for the year ended December 31, 2006 from 3.94% for the year ended December 31, 2005.

      Interest income on loans receivable increased by $4.0 million or 21.3% to $22.8 million for the year ended December 31, 2006 from $18.8 million for the year ended December 31, 2005. The increase was primarily due to an increase in average loans receivable of $41.2 million or 15.0% to $315.5 million for the year ended December 31, 2006 from $274.3 million for the year ended December 31, 2005 and an increase in the average yield on loans receivable to 7.22% for the year ended December 31, 2006 from 6.84% for the year ended December 31, 2005. The increase in the average balance of loans reflects management's philosophy of deploying funds in higher yielding loans, specifically commercial real estate loans as opposed to lower yielding investments in government securities. The increase in average yield reflects the Bank's diligence in deploying funds into prime based lending products whose yield increased as the Federal Open Market Committee continued to increase short-term interest rates throughout the first half of 2006.

      Interest income on securities increased by $1.75 million or 27.8% to $8.05 million for the year ended December 31, 2006 from $6.30 million for the year ended December 31, 2005. The increase was primarily attributable to an increase in the average balance of securities of $29.3 million or 23.6% to $153.6 million for the year ended December 31, 2006 from $124.3 million for the year ended December 31, 2005, and an increase in the average yield on securities to 5.24% for the year ended December 31, 2006 from 5.07% for the year ended December 31, 2005. The increase in average balances reflects, in the absence of higher yielding loan product, the reinvestment of the public offering proceeds from late 2005 as well as the on-going leverage strategy with the use of Federal Home Loan Bank advances.

      Interest income on other interest-earning assets consisting primarily of federal funds sold increased by $374,000 or 526.8% to $445,000 for the year ended December 31, 2006 from $71,000 for the year ended December 31, 2005. This increase was primarily due to an increase in the average balance of other interest-earning assets of $7.9 million or 168.1% to $12.6 million for the year ended December 31, 2006 from $4.7 million for the year ended December 31, 2005 and an increase in the average yield on other interest-earning assets to 3.54% for the year ended December 31, 2006 from 1.51% for the year ended December 31, 2005. During 2006, as short term interest rates increased through the first half of the year, and the yield curve became and remained inverted through the second half of the year, increased balances in cash and cash equivalent accounts, in the absence of higher yielding loan product, provided a competitive yield while affording management the latitude to research more profitable investment opportunities.

      Total interest expense increased by $4.23 million or 45.7% to $13.48 million for the year ended December 31, 2006 from $9.25 million for the year ended December 31, 2005. This increase resulted from an increase in average total interest bearing deposit liabilities of $21.1 million or 6.5% to $344.1 million for the year ended December 31, 2006 from $323.0 million for the year ended December 31, 2005, and an increase of $30.3 million or 90.4% in average borrowings to $63.8 million for the year ended December 31, 2006, from $33.5 million for the year ended December 31, 2005, as well as an increase in the average cost of interest bearing liabilities to 3.30% for the year ended December 31, 2006 from 2.59% for the year ended December 31, 2005.

      The provision for loan losses totaled $625,000 and $1.1 million for the years ended December 31, 2006 and 2005, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are possible and estimable. During 2006, the Bank experienced $18,000 in net recoveries (consisting of $85,000 in recoveries and $67,000 in charge-offs). During 2005, the Bank experienced $534,000 in net charge-offs (consisting of $546,000 in charge-offs and $12,000 in recoveries) related primarily to the foreclosure and bankruptcy of one lending relationship and two commercial heavy equipment loans. The Bank had non-accrual loans totaling $323,000 at December 31, 2006 and
$787,000 at December 31, 2005. The allowance for loan losses stood at $3.7 million or 1.16% of gross total loans at December 31, 2006 as compared to $3.1 million or 1.07% of gross total loans at December 31, 2005. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize loses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2006 and 2005.

      Total non-interest income increased by $345,000 or 37.7% to $1.3 million for the year ended December 31, 2006 from $915,000 for the year ended December 31, 2005. The increase in non-interest income resulted primarily from a $322,000 or 102.9% increase in gain on sales of loans originated for sale to $635,000 from $322,000. This increase was the result of a 99.4% increase in the volume of loans sold to $34.1 million from $17.1 million.

      Total non-interest expense increased by $1.4 million or 17.1% to $9.6 million for the year ended December 31, 2006 from $8.2 million for the year ended December 31, 2005. The increase in 2006 was primarily due to an increase of $782,000 or 17.7% in salaries and employee benefits expense to $5.2 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005 as the Bank increased staffing levels and compensation in an effort to service its growing customer base. Full time equivalent employees increased to eighty-seven (87) at December 31, 2006 from eighty-two (82) at December 31, 2005 and seventy-five (75) at December 31, 2004. Occupancy expense increased by $199,000 or 28.4% to $900,000 for the year ended December 31, 2006 from $701,000 for the year ended December 31, 2005 primarily as a result of the Bank securing a lease for the opening of a branch office in Hoboken, New Jersey. It is anticipated that this office will commence operations during the first half of 2007. Equipment expense increased by $153,000 or 9.7% to $1.73 million for the year ended December 31, 2006 from $1.58 million for the year ended December 31, 2005. The primary component of this expense item is data service provider expense which increases with the growth of the Bank's assets. Advertising expense increased by $165,000 or 100.6% to $329,000 for the year ended December 31, 2006 from $164,000 for the year ended December 31, 2005. The increase in advertising expense relates to advertisements for deposit and loan promotions in an effort to attract additional business during the past year. Other non-interest expense increased by $127,000 or 9.5% to $1.46 million for the year ended December 31, 2006 from $1.33 million for the year ended December 31, 2005. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

      Income tax expense increased $475,000 or 17.3% to $3.2 million for the year ended December 31, 2006 from $2.7 million for the year ended December 31, 2005 reflecting increased pre-tax income earned during the former time period. The consolidated effective income tax rate for the year ended December 31, 2006 was 36.6% and for the year ended December 31, 2005 was 36.7%.

Results of Operations for the Years Ended December 31, 2005 and 2004

      Net income increased by $1.1 million or 30.6 % to $4.7 million for the year ended December 31, 2005 from $3.6 million for the year ended December 31, 2004. This increase in net income reflects increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses, non-interest expense and income taxes. Net interest income increased by $2.1 million or 15.2% to $15.9 million for the year ended December 31, 2005 from $13.8 million for the year ended December 31, 2004. This increase resulted primarily from an increase in average net interest earning assets of $10.6 million or 29.3% to $46.8 million for the year ended December 31, 2005 from $36.2 million for the year ended December 31, 2004 partially offset by a slight decrease in the net interest margin to 3.94% for the year ended December 31, 2005 from 3.96% for the year ended December 31, 2004. The slight decrease in our net interest margin resulted primarily from an increase in the average cost of interest bearing liabilities to 2.59% for the year ended December 31, 2005 from 2.23% for the year ended December 31, 2004, partially offset by an increase in the yield on interest earning assets to 6.23% for the year ended December 31, 2005 from 5.96% for the year ended December 31, 2004.

      Interest income on loans receivable increased by $4.0 million or 27.0% to $18.8 million for the year ended December 31, 2005 from $14.8 million for the year ended December 31, 2004. The increase was primarily due to an increase in average loans receivable of $53.0 million or 23.9% to $274.3 million for the year ended December 31, 2005 from $221.3 million for the year ended December 31, 2004 and an increase in the average yield on loans receivable to 6.84% for the year ended December 31, 2005 from 6.68% for the year ended December 31, 2004. The increase in the average balance of loans reflects management's philosophy of deploying funds in higher yielding loans, specifically commercial real estate as opposed to lower yielding investments in government securities. The increase in average yield reflects the Bank's diligence in deploying funds into prime based lending products whose yield increased as the Federal Open Market Committee continued to increase short-term interest rates throughout 2005.

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

      Total non-interest income increased by $292,000 or 46.9% to $915,000 for the year ended December 31, 2005 from $623,000 for the year ended December 31, 2004. The increase in non-interest income resulted primarily from a $177,000 increase in gain on sales of loans originated for sale, a $56,000 decrease in losses on sales of non-performing loans as the Bank did not sell any such loans or record any gain or loss there-from during the year ended December 31, 2005 as compared to a $56,000 loss recorded during the year ended December 31, 2004, a $31,000 increase in fees, service charges and other income and a $28,000 gain on sale of securities held-to-maturity in the current year. The aforementioned gain on sale of securities was accomplished from securities originally designated as held-to-maturity. Because certain language located in the text of FASB 115 allows for the sale of securities designated as held-to-maturity if certain criteria are met, management undertook the research necessary to make their determination that such sales were permitted. Upon scrutiny of the text and concurrence and confirmation with the Company's independent external auditor, the allowable transactions were consummated.

      Total non-interest expense increased by $545,000 or 7.1% to $8.2 million for the year ended December 31, 2005 from $7.7 million for the year ended
December 31, 2004. The increase in 2005 was primarily due to an increase of $452,000 or 11.4% in salaries and employee benefits expense to $4.4 million for the year ended December 31, 2005 from $4.0 million for the year ended December 31, 2004 as the Bank increased staffing levels and compensation in an effort to service its growing customer base. Full time equivalent employees increased to eighty-two (82) at December 31, 2005 from seventy-five (75) at December 31, 2004 and sixty-six (66) at December 31, 2003. An increase in the aggregate of $202,000 or 9.0% was recorded in the categories of occupancy, equipment and advertising expense to $2.4 million for the year ended December 31, 2005 from $2.2 million for the year ended December 31, 2004 as these expense increases are commensurate with a growing franchise. These increases were partially offset by a decrease of $109,000 or 7.6% in other non-interest expense to $1.3 million for the year ended December 31, 2005 from $1.4 million for the year ended December 31, 2004. Other non-interest expense is comprised of director fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The decrease in other non-interest expense is primarily attributable to decreased legal, professional and shareholder relation expense, as the Company incurred expenses associated with a contested proxy contest initiated by an opposing slate of directors during the year ended December 31, 2004. No such additional expenses were incurred during the year ended December 31, 2005.

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

      Our primary investing activities are the origination of commercial and multi-family real estate loans, one-to four-family mortgage loans, construction, commercial business and consumer loans, as well as the purchase of mortgage-backed and other investment securities. During 2006, loan originations totaled $119.6 million compared to $133.7 million and $110.8 million for 2005 and 2004, respectively. The continued strength of loan originations reflects management's efforts to increase our total assets, the continued focus on increasing commercial and multi-family lending operations and the refinance market in 2006.

      During 2006, cash flow provided by the calls, maturities and principal repayments and prepayments received on securities held-to-maturity amounted to $28.8 million compared to $25.5 million and $49.1 million in 2005 and 2004. Deposit growth provided $19.9 million, $25.6 million and $83.6 million of funding to facilitate asset growth for the years ending December 31, 2006, 2005 and 2004, respectively. Borrowings increased $20.0 million in 2006 with additional borrowings of $70.0 million and repayment of $50.0 million through the FHLB.

      Loan  Commitments.  In the  ordinary  course of business  the Bank extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Bank does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Bank to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. The Bank had outstanding commitments to originate and fund loans of approximately $48.4 million and $45.2 million at December 31, 2006 and 2005, respectively.

      The following tables sets forth our contractual obligations and commercial commitments at December 31, 2006.

                                                                              Payments due by period
                                                                       Less than       1-3          3-5       More than
Contractual obligations                                     Total        1 Year       Years        Years       5 Years
                                                          ---------    ---------    ---------    ---------    ---------
                                                                                  (In thousands)
Borrowed money .......................................    $  74,124    $      --    $      --    $      --    $  74,124
Lease obligations ....................................        4,753          407          699          457        3,190
Certificates of deposit with original maturities
  of one year or more ................................      121,948       85,605       32,003        4,340           --
                                                          ---------    ---------    ---------    ---------    ---------
Total ................................................    $ 200,825    $  86,012    $  32,702    $   4,797    $  77,314
                                                          =========    =========    =========    =========    =========

Recent Accounting Pronouncements
--------------------------------

      In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

      On September 29, 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statement Nos. 87 and 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under Statement 158, gains and losses, prior service costs and credits, and any remaining transition amounts under Statement Nos. 87 and 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. Statement 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of Statement 158 but does not expect its implementation will have a significant impact on the Company's consolidated financial condition or results of operations.

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

      On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting ("SAB") No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that it will have no impact on the Company's consolidated financial condition or results of operations.

      In July 2006, the FASBB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN
48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

      In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Statement No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of Statement No. 159 will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

      Quantitative Analysis. The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2006. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of December 31, 2006. The following sets forth the Company's NPV as of December 31, 2006.

                                                                              NPV as a % of Assets
        Change in      Net Portfolio    $ Change from    % Change from    ---------------------------
       calculation         Value              PAR             PAR           NPV Ratio       Change
      -------------   ---------------  ---------------  ---------------   -------------  ------------
          +300bp        $  34,390        $  (31,693)        (47.96)%           7.49%         (563)bp
          +200bp           45,077           (21,006)        (31.79)            9.53          (359)
          +100bp           55,622           (10,461)        (15.83)           11.40          (172)
            PAR            66,083                --             --            13.12            --
          -100bp           71,033             4,950           7.49            13.84            72
          -200bp           67,122             1,039           1.57            12.90           (22)

      ----------
      bp-basis points

      The table above indicates that at December 31, 2006, in the event of a 100 basis point decrease in interest rates, we would experience a 7.49% increase in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 15.83% decrease in NPV.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

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

      See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION
--------------------------

      None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

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

      The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") is incorporated herein by reference in response to the disclosure requirements of Items 401, 405, 406, 407(d)(4) and 407(d)(5) of Regulation S-K.

      The information concerning directors and executive officers of the Company under the caption "Proposal I-Election of Directors" and information under the captions "Section 16(a) Beneficial Ownership Compliance" and "The Audit Committee" of the 2006 Proxy Statement is incorporated herein by reference.

      There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company's board of directors.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

      The "Executive Compensation" section of the Company's 2007 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

      The "Proposal I--Election of Directors" section of the Company's 2007 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
---------------------------------------------------------------------
         INDEPENDENCE
         ------------

      The "Transactions with Certain Related Persons" section and "Proposal I-Election of Directors--Board Independence" of the Company's 2007 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

      Information required by Item 14 is incorporated by reference to the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders, "Proposal II-Ratification of the Appointment of Independent Auditors--Fees Paid to Beard Miller Company LLP."

                                     PART IV
                                     -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

      (a)(1) Financial Statements
             --------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

            (A)   Report of Independent Registered Public Accounting Firm

            (B) Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

            (C) Consolidated Statements of Income for each of the Years in the Three-Year period ended December 31, 2006

            (D) Consolidated Statements of Changes in Stockholders' Equity for each of the Years in the Three-Year period ended December 31, 2006

            (E) Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2006

            (F)   Notes to Consolidated Financial Statements

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

            10.14 Amendment to 2002 and 2003 Stock Option Plans******

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

            23 Accountant's Consent to incorporate consolidated financial statements in Form S-8

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------
* Incorporated by reference to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

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

****** Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.

                                   Signatures

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BCB BANCORP, INC.

Date: March 14, 2007               By:   /s/ Donald Mindiak
                                         -------------------------------------
                                         Donald Mindiak
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                        Title                                         Date
----------                        -----                                         ----

/s/ Donald Mindiak                President, Chief Executive            March 14, 2007
-----------------------------     Officer and Director (Principal
Donald Mindiak                    Executive Officer)


/s/ Thomas M. Coughlin            Vice President, Chief Financial       March 14, 2007
-----------------------------     Officer (Principal Financial
Thomas M. Coughlin                and Accounting Officer) and Director


/s/ Mark D. Hogan                 Chairman of the Board                 March 14, 2007
-----------------------------
Mark D. Hogan


/s/ Robert Ballance               Director                              March 14, 2007
-----------------------------
Robert Ballance


/s/ Judith Q. Bielan              Director                              March 14, 2007
-----------------------------
Judith Q. Bielan


/s/ Joseph J. Brogan              Director                              March 14, 2007
-----------------------------
Joseph J. Brogan


/s/ James E. Collins              Director                              March 14, 2007
-----------------------------
James E. Collins


/s/ Joseph Lyga                   Director                              March 14, 2007
-----------------------------
Joseph Lyga


/s/ Alexander Pasiechnik          Director                              March 14, 2007
-----------------------------
Alexander Pasiechnik


/s/ August Pellegrini, Jr.        Director                              March 14, 2007
-----------------------------
August Pellegrini, Jr.


/s/ Joseph Tagliareni             Director                              March 14, 2007
-----------------------------
Joseph Tagliareni

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

            10.14 Amendment to 2002 and 2003 Stock Option Plans******

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

            23 Accountant's Consent to incorporate consolidated financial statements in Form S-8

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------
* Incorporated by reference to the Form 8k-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

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

****** Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.