Form 10-Q
period 2007-03-31
BCB BANCORP INC
filed 2007-05-14
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ______________

                         Commission File Number: 0-50275

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

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [ X]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2007, BCB Bancorp, Inc., had 4,791,197 shares of common stock, no par value, issued and outstanding.

                        BCB BANCORP INC., AND SUBSIDIARY

                                      INDEX

PART I.   CONSOLIDATED FINANCIAL INFORMATION                                Page

          Item 1. Consolidated Financial Statements

          Consolidated Statements of Financial Condition as of
          March 31, 2007 and December 31, 2006 (unaudited).....................1

          Consolidated Statements of Income for the three months
          ended March 31, 2007 and March 31, 2006 (unaudited)..................2

          Consolidated Statement of Changes in Stockholders' Equity for the
          three months ended March 31, 2007 (unaudited)........................3

          Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006 (unaudited)..................4

          Notes to Unaudited Consolidated Financial Statements.................5

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......................7

          Item 3. Quantitative and Qualitative Disclosures about
                     Market Risk..............................................12

          Item 4. Controls and Procedures.....................................14

PART II.  OTHER INFORMATION...................................................15

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

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENT

                         BCB BANCORP INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition at
                      March 31, 2007 and December 31, 2006
                                   (Unaudited)
                      (in thousands except for share data)

                                                                   At           At
                                                                31-Mar-07    31-Dec-06
                                                                ---------    ---------
ASSETS
------

Cash and amounts due from depository institutions ...........   $   2,846    $   3,400
Interest-earning deposits ...................................      32,850       22,437
                                                                ---------    ---------
   Total cash and cash equivalents ..........................      35,696       25,837
                                                                ---------    ---------
Securities held to maturity .................................     147,737      148,672
Loans held for sale .........................................       3,003        2,976
Loans receivable, net .......................................     316,187      318,130
Premises and equipment ......................................       6,104        5,885
Federal Home Loan Bank of New York stock ....................       3,724        3,724
Interest receivable, net ....................................       3,120        3,697
Deferred income taxes .......................................       1,239        1,238
Other assets ................................................         775          676
                                                                ---------    ---------
    Total assets ............................................     517,585      510,835
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Deposits ....................................................     388,487      382,747
Long-term Debt ..............................................      74,124       74,124
Other Liabilities ...........................................       2,514        2,001
                                                                ---------    ---------
    Total Liabilities .......................................     465,125      458,872
                                                                ---------    ---------

STOCKHOLDERS' EQUITY
--------------------
Common stock, stated value $0.06
10,000,000 shares authorized; 5,068,331 and 5,063,432 shares,
respectively, issued ........................................         324          324
Additional paid-in capital ..................................      45,674       45,632
Treasury stock, at cost, 81,731 and 55,293 shares,
respectively ................................................      (1,316)        (859)
Retained Earnings ...........................................       7,778        6,866
                                                                ---------    ---------
    Total stockholders' equity ..............................      52,460       51,963
                                                                ---------    ---------

     Total liabilities and stockholders' equity .............   $ 517,585    $ 510,835
                                                                =========    =========

     See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                           For the three months ended
                             March 31, 2007 and 2006
                                   (Unaudited)
                    (in thousands except for per share data)

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          2007         2006
                                                       ----------   ----------

Interest income:
  Loans ............................................   $    5,756   $    5,342
  Securities .......................................        2,044        1,816
  Other interest-earning assets ....................          288          175
                                                       ----------   ----------
     Total interest income .........................        8,088        7,333
                                                       ----------   ----------

Interest expense:
  Deposits:
     Demand ........................................          183           82
     Savings and club ..............................          520          813
     Certificates of deposit .......................        2,361        1,515
                                                       ----------   ----------
                                                            3,064        2,410
                                                       ----------   ----------

     Borrowed money ................................          832          492
                                                       ----------   ----------

       Total interest expense ......................        3,896        2,902
                                                       ----------   ----------

Net interest income ................................        4,192        4,431
Provision for loan losses ..........................           --          250
                                                       ----------   ----------

Net interest income, after provision for loan losses        4,192        4,181
                                                       ----------   ----------

Non-interest income:
   Fees and service charges ........................          141          155
   Gain on sales of loans originated for sale ......          121          136
   Other ...........................................            8            7
                                                       ----------   ----------
      Total non-interest income ....................          270          298
                                                       ----------   ----------

Non-interest expense:
   Salaries and employee benefits ..................        1,334        1,299
   Occupancy expense of premises ...................          235          218
   Equipment .......................................          433          450
   Advertising .....................................           95           61
   Other ...........................................          380          333
                                                       ----------   ----------
      Total non-interest expense ...................        2,477        2,361
                                                       ----------   ----------

Income before income tax provision .................        1,985        2,118
Income tax provision ...............................          722          789
                                                       ----------   ----------

Net Income .........................................   $    1,263   $    1,329
                                                       ==========   ==========

Net Income per common share
               basic ...............................   $     0.25   $     0.27
                                                       ==========   ==========
               diluted .............................   $     0.25   $     0.26
                                                       ==========   ==========

Weighted average number of common shares outstanding
               basic ...............................        5,006        5,002
                                                       ==========   ==========
               diluted .............................        5,136        5,159
                                                       ==========   ==========

     See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARY
            Consolidated Statement of Changes in Stockholders' Equity
                   For the three months ended March 31, 2007

                                  (Unaudited)
                                 (in thousands)


                                                            Additional        Treasury         Retained
                                           Common Stock   Paid-In Capital       Stock          Earnings         Total
                                           ------------   ---------------    ------------    ------------    ------------
Balance,  December 31, 2006 ............   $        324   $        45,632    $       (859)   $      6,866    $     51,963

Exercise of Stock Options (4,899 shares)             --                42              --              --              42

Treasury Stock Purchases (26,438 shares)             --                              (457)             --            (457)

Cash dividend ($0.07per share) declared              --                --                            (351)           (351)

Net income for the three months ended
     March 31, 2007 ....................             --                --              --           1,263           1,263
                                           ------------   ---------------    ------------    ------------    ------------

Balance, March 31, 2007 ................   $        324   $        45,674    $     (1,316)   $      7,778    $     52,460
                                           ------------   ---------------    ------------    ------------    ------------



     See accompanying notes to consolidated financial statements.

                         BCB BANCORP INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                           For the three months ended
                             March 31, 2007 and 2006
                                   (Unaudited)
                                 (in thousands)

                                                                     Three Months Ended
                                                                        March  31,
                                                                   --------------------
                                                                     2007        2006
                                                                   --------------------
Cash flows from operating activities:
   Net Income ..................................................   $  1,263    $  1,329
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation ..........................................         88          85
         Amortization and accretion, net .......................       (168)       (145)
         Provision for loan losses .............................         --         250
         Stock-based compensation ..............................         --          20
         Deferred income tax ...................................         (1)        (54)
         Loans originated for sale .............................     (6,014)     (6,818)
         Proceeds from sale of loans originated for sale .......      6,108       6,510
         (Gain) on sale of loans originated for sale ...........       (121)       (136)
         Decrease in interest receivable .......................        577         160
         Decrease in subscriptions receivable ..................         --       2,353
         (Increase) Decrease in other assets ...................        (99)        476
         (Decrease) Increase in accrued interest payable .......         (2)         61
         Increase in other liabilities .........................        515         346
                                                                   --------    --------

                Net cash provided by operating activities ......      2,146       4,437
                                                                   --------    --------

Cash flows from investing activities:
      Proceeds from maturation of security held to maturity ....         --       5,000
      Purchases of security held to maturity ...................         --      (7,500)
      Proceeds from repayments on securities held to maturity ..        938       1,311
      Net decrease(increase) in loans receivable ...............      2,108     (24,227)
      Additions to premises and equipment ......................       (307)        (19)
                                                                   --------    --------

             Net cash provided by (used in) investing activities      2,739     (25,435)
                                                                   --------    --------

Cash flows from financing activities:
      Net increase in deposits .................................      5,740      14,741
      Purchases of treasury stock ..............................       (457)        (24)
      Cash dividend paid .......................................       (351)         --
      Exercise of stock options ................................         42          40
      Stock Issuance costs .....................................         --          (9)
                                                                   --------    --------

             Net cash provided by financing activities .........      4,974      14,748
                                                                   --------    --------

Net increase (decrease) in cash and cash equivalents ...........      9,859      (6,250)
Cash and cash equivalents-begininng ............................     25,837      25,147
                                                                   --------    --------

Cash and cash equivalents-ending ...............................   $ 35,696    $ 18,897
                                                                   ========    ========

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes ..........................................   $    138    $     --

         Interest ..............................................      3,898       2,841

     See accompanying notes to consolidated financial statements.

                       BCB Bancorp Inc., and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the "Company") and the Company's wholly owned subsidiaries, BCB Community Bank (the "Bank") and BCB Holding Company Investment Company. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2007 or any other future interim period.

These statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2006, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.

New Accounting Pronouncements

In  September  2006,  the  FASB  issued  FASB  Statement  No.  157,  Fair  Value
Measurements, which defines fair value, establishes a framework for measuring fair value under U. S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company January 1, 2008. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified EITF Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements". EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance". The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. Adoption of EITF 06-5 did not have a material impact on the financial position, results of operations or cash flows of the Company.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $6.8 million or 1.3% to $517.6 million at March 31, 2007 from $510.8 million at December 31, 2006. The Bank continued to grow assets, funded primarily through cash flow provided by retail deposit growth, and repayments and prepayments of loans and mortgage backed securities. During the first quarter the Company increased its interest earning deposits in an effort to increase liquid assets in anticipation of higher loan originations later in the year. Asset growth stabilized as management is concentrating on controlled loan growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline. The composition of the Bank's assets will shift more significantly to loans as compared to investments reflecting management's desire to obtain higher yields from loan products than are obtainable from investments. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $9.9 million or 38.4% to $35.7 million at March 31, 2007 from $25.8 million at December 31, 2006. Investment securities classified as held-to-maturity decreased by $1.0 million or 0.7% to $147.7 million at March 31, 2007 from $148.7 million at December 31, 2006. This decrease was primarily attributable to repayments and prepayments in the mortgage backed security portfolio during the three months ended March 31, 2007.

Loans receivable decreased by $1.9 million or 0.6% to $316.2 million at March 31, 2007 from $318.1 million at December 31, 2006. The decrease resulted primarily from a $3.4 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization, partially offset by a $783,000 increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, and an $801,000 increase in consumer loans, net of amortization. The balance in the loan pipeline as of March 31, 2007 stood at $40.5 million. In the absence of significant asset quality issues and in addition to the aforementioned limited loan balance decrease, the allowance for loan loss balance remained static for the three months ended March 31, 2007. At March 31, 2007, the allowance for loan losses was $3.7 million or 224.52% of non-performing assets.

Deposit liabilities increased by $5.8 million or 1.5% to $388.5 million at March 31, 2007 from $382.7 million at December 31, 2006. The increase resulted primarily from an increase of $1.9 million in time deposit accounts and a $6.1 million increase in transaction accounts, partially offset by a $2.3 million decrease in savings and club accounts as the Bank has experienced a change in the composition of deposits with savings and club balances being reduced in favor of higher cost time deposits. Short term time deposit rates continue to be much more competitive than core deposit rates as the yield curve continues to remain inverted and the Federal Open Market Committee persists in its posture of keeping short term rates unchanged since June 2006.

The balance of borrowed money remained constant at $74.1 million during the three months ended March 31, 2007. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans and investing in Government Sponsored Enterprise, (GSE) investment securities.

Stockholders' equity increased by $497,000 or 1.0% to $52.5 million at March 31, 2007 from $52.0 million at December 31, 2006. The increase in stockholders' equity is primarily attributable to net income of the Company for the three months ended March 31, 2007 of $1.26 million and $42,000 from the exercise of stock options, partially offset by $457,000 paid to repurchase 26,438 shares of common stock and the payment of a quarterly cash dividend totaling $351,000 representing a $0.07/share payment during the three months ended March 31, 2007. At March 31, 2007 the Company's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 10.74%, 15.66% and 16.73% respectively.

Results of Operations

Net income decreased by $66,000 or 5.0% to $1.26 million for the three months ended March 31, 2007 from $1.33 million for the three months ended March 31, 2006. The decrease in net income primarily reflects decreases in net interest income, and non-interest income, and an increase in non-interest expense, partially offset by decreases in the provision for loan losses and income taxes. Net interest income decreased by $239,000 or 5.4% to $4.2 million for the three months ended March 31, 2007 from $4.4 million for the three months ended March 31, 2006. This decrease resulted primarily from a decrease in the net interest margin to 3.35% for the three months ended March 31, 2007 from 3.82% for the three months ended March 31, 2006, as the cost of interest bearing liabilities increased at a more rapid pace than the yield on interest earning assets. The cost of interest bearing liabilities increased by seventy-six basis points to 3.69% for the three months ended March 31, 2007 from 2.93% for the three months ended March 31, 2006, reflecting the shift in the composition of deposits to higher cost time deposits. This was partially offset by an increase in average interest earning assets of $36.3 million or 7.8% to $500.3 million for the three months ended March 31, 2007 from $464.0 million for the three months ended March 31, 2006, and an increase in the yield on interest earning assets to 6.47% for the three months ended March 31, 2007 from 6.32% for the three months ended March 31, 2006.

Interest income on loans receivable increased by $414,000 or 7.7% to $5.76 million for the three months ended March 31, 2007 from $5.34 million for the three months ended March 31, 2006. The increase was primarily attributable to an increase in the balance of average loans receivable of $20.1 million or 6.7% to $320.8 million for the three months ended March 31, 2007 from $300.7 million for the three months ended March 31, 2006, and an increase in the average yield on loans receivable to 7.13% for the three months ended March 31, 2007 from 7.07% for the three months ended March 31, 2006. The increase in average loans reflects management's philosophy to deploy funds in higher yielding assets, specifically commercial real estate loans in an effort to achieve higher returns. The increase in average yield reflects the increase in loan yields tied to the prime lending rate which was higher during the three months ended March 31, 2007 than during the three months ended March 31, 2006.

Interest income on securities held-to-maturity increased by $228,000 or 12.6% to $2.0 million for the three months ended March 31, 2007 from $1.8 million for the three months ended March 31, 2006. The increase was primarily attributable to an increase in the average balance of securities held-to-maturity of $9.6 million or 6.7% to $152.0 million for the three months ended March 31, 2007 from $142.4 million for the three months ended March 31, 2006, and an increase in the average yield on securities to 5.38% for the three months ended March 31, 2007 from 5.10% for the three months ended March 31, 2006. Investments in securities held to maturity are intended to compliment our lending efforts as we seek investments that will result in higher returns.

Interest income on other interest-earning assets increased by $113,000 or 64.6% to $288,000 for the three months ended March 31, 2007 from $175,000 for the three months ended March 31, 2006. The increase was primarily due to an increase in the average balance of other interest-earning assets of $5.7 million or 29.1% to $25.3 million for the three months ended March 31, 2007 from $19.6 million for the three months ended March 31, 2006, and an increase in the average yield on other interest-earning assets to 4.55% for the three months ended March 31, 2007 from 3.57% for the three months ended March 31, 2006. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits in 2007 as compared to 2006. The increase in the average balance primarily reflects the accumulation of liquidity to facilitate the funding of loan closings in the Bank's loan pipeline.

Total interest expense increased by $994,000 or 34.3% to $3.9 million for the three months ended March 31, 2007 from $2.9 million for the three months ended March 31, 2006. The increase resulted primarily from an increase in average interest bearing liabilities of $26.8 million or 6.8% to $422.7 million for the three months ended March 31, 2007 from $395.9 million for the three months ended March 31, 2006, as well as an increase in the average cost of interest bearing liabilities to 3.69% for the three months ended March 31, 2007 from 2.93% for the three months ended March 31, 2006.

The Company did not record a loan loss provision for the three months ended March 31, 2007 as compared to a $250,000 provision made for the three months ended March 31, 2006. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2007, the Bank experienced $3,000 in net recoveries (consisting of $5,000 in recoveries and $2,000 in charge-offs). During the three months ended March 31, 2006, the Bank experienced $67,000 in charge-offs. The Bank had non-performing loans totaling $1.7 million or 0.52% of gross loans at March 31, 2007, $323,000 or 0.10% of gross loans at December 31, 2006 and $1.9 million or 0.58% of gross loans at March 31, 2006. The allowance for loan losses stood at $3.7 million or 1.17% of gross loans at March 31, 2007, $3.7 million or 1.16% of gross loans at December 31, 2006 and $3.3 million or 1.05% of gross loans at March 31, 2006. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2007, December 31, 2006 and March 31, 2006.

Total non-interest income decreased by $28,000 or 9.4% to $270,000 for the three months ended March 31, 2007 from $298,000 for the three months ended March 31, 2006. The decrease in non-interest income resulted primarily from a $15,000 decrease in gains on sales of loans originated for sale to $121,000 for the three months ended March 31, 2007 from $136,000 for the three months ended March 31, 2006, and a $14,000 decrease in general fees and service charges to $141,000 for the three months ended March 31, 2007 from $155,000 for the three months ended March 31, 2006.

Total non-interest expense increased by $116,000 or 4.9% to $2.5 million for the three months ended March 31, 2007 from $2.4 million for the three months ended March 31, 2006. Salaries and employee benefits expense increased by $35,000 or 2.7% to $1.33 million for the three months ended March 31, 2007 from $1.30 million for the three months ended March 31, 2006. This increase was primarily attributable to annual salary increases in conjunction with annual reviews as well as an increase in the number of full-time equivalent employees to 94 for the three months ended March 31, 2007 from 82 for the three months ended March 31, 2006. Equipment expense decreased by $17,000 to $433,000 for the three months ended March 31, 2007 from $450,000 for the three months ended March 31, 2006. Occupancy expense increased by $17,000 to $235,000 for the three months ended March 31, 2007 from $218,000 for the three months ended March 31, 2006. Advertising expense increased by $34,000 to $95,000 for the three months ended March 31, 2007 from $61,000 for the three months ended March 31, 2006. The increase in advertising expense relates to advertisements for deposit and loan promotions in an effort to attract additional business during the three months ended March 31, 2007. Other non-interest expense increased by $47,000 to $380,000 for the three months ended March 31, 2007 from $333,000 for the three months ended March 31, 2006. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $67,000 to $722,000 for the three months ended March 31, 2007 from $789,000 for the three months ended March 31, 2006 reflecting decreased income earned during the three month time period ended March 31, 2007. The consolidated effective income tax rate for the three months ended March 31, 2007 was 36.4% as compared to 37.3% the three months ended March 31, 2006.

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

The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2007. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2007. The following sets forth the Company's NPV as of March 31, 2007.
                                                            NPV as a % of Assets
 Change in   Net Portfolio  $ Change from   % Change from  ---------------------
calculation      Value            PAR            PAR         NPV Ratio   Change
-----------  -------------  -------------  --------------  ---------------------
  +300bp     $   41,265      $  (30,367)       (42.39)%         8.81%    (512)bp
  +200bp         51,136         (20,496)       (28.61)         10.60     (333)
  +100bp         61,548         (10,084)       (14.08)         12.36     (157)
    PAR          71,632              --            --          13.93       --
  -100bp         75,322           3,690          5.15          14.38       45
  -200bp         71,213            (419)        (0.58)         13.43      (50)

The table above indicates that at March 31, 2007, in the event of a 100 basis point decrease in interest rates, we would experience a 5.15% increase in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 14.08% decrease in NPV.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income, and will differ from actual results.

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

During 2005, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. The Company's stock purchases during the last three months are as follows:

               Shares Average Total Number of Maximum Number of Shares Period Purchased Price Shares Purchased That May Yet be Purchased
------      ---------      -----    ----------------  -------------------------

1/1-1/31           --          --                 --            131,803
2/1-2/28        1,538     $ 16.52              1,538            130,265
3/1-3/31       24,900     $ 17.32             26,438            105,365

On April 26, 2007, the Company announced a second stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the outstanding shares of the Company's common stock. This plan will commence upon the completion of the above mentioned plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.