Form 10-Q
period 2007-06-30
BCB BANCORP INC
filed 2007-08-08
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☒ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
☐ Yes   ☒No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2007, BCB Bancorp, Inc., had 4,766,274 shares of common stock, no par value, issued and outstanding.

BCB BANCORP INC., AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENT

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition at
June 30, 2007 and December 31, 2006
(Unaudited)
(in thousands except for share data )

	At	At
	30-Jun-07	31-Dec-06

ASSETS

Cash and amounts due from depository institutions	$3,318	$3,400
Interest-earning deposits	13,856	22,437
Total cash and cash equivalents	17,174	25,837

Securities held to maturity	166,883	148,672
Loans held for sale	3,808	2,976
Loans receivable, net	330,012	318,130
Premises and equipment	6,087	5,885
Federal Home Loan Bank of New York stock	4,660	3,724
Interest receivable, net	3,729	3,697
Other real estate owned, net	1,181	-
Deferred income taxes	1,152	1,238
Other assets	920	676
Total assets	535,606	510,835

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	390,210	382,747
Long-term Debt	94,124	74,124
Other Liabilities	1,708	2,001
Total Liabilities	486,042	458,872

STOCKHOLDERS' EQUITY
Common stock, stated value $0.06
10,000,000 shares authorized; 5,068,331 and
5,063,432 shares respectively, issued	324	324
Additional paid-in capital	45,676	45,632
Treasury stock, at cost, 291,161 and 55,293 shares,
respectively	(4,940)	(859)
Retained Earnings	8,504	6,866
Total stockholders' equity	49,564	51,963

Total liabilities and stockholders' equity	$535,606	$510,835

See accompanying notes to consolidated financial statements.

Index
BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the three and six months ended
June 30, 2007 and 2006
(Unaudited)
( in thousands except for per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income:
Loans	$5,876	$5,717	$11,632	$11,059
Securities	2,063	1,874	4,107	3,690
Other interest-earning assets	320	104	608	279
Total interest income	8,259	7,695	16,347	15,028

Interest expense:
Deposits:
Demand	219	86	402	168
Savings and club	480	663	1,000	1,476
Certificates of deposit	2,498	1,757	4,859	3,272
	3,197	2,506	6,261	4,916

Borrowed money	876	553	1,708	1,045

Total interest expense	4,073	3,059	7,969	5,961

Net interest income	4,186	4,636	8,378	9,067
Provision for loan losses	-	325	-	575

Net interest income after provision for loan losses	4,186	4,311	8,378	8,492

Non-interest income:
Fees and service charges	152	141	293	290
Gain on sales of loans originated for sale	129	196	250	338
Gain on sale of securities	-	-	-	-
Other	6	6	14	13
Total non-interest income	287	343	557	641

Non-interest expense:
Salaries and employee benefits	1,467	1,253	2,801	2,552
Occupancy expense of premises	245	220	480	438
Equipment	505	442	938	892
Advertising	99	95	194	156
Other	407	392	787	725
Total non-interest expense	2,723	2,402	5,200	4,763

Income before income tax provision	1,750	2,252	3,735	4,370
Income tax provision	624	838	1,346	1,627

Net Income	$1,126	$1,414	$2,389	$2,743

Net Income per common share-basic and diluted
basic	$0.23	$0.28	$0.48	$0.55
diluted	$0.23	$0.27	$0.47	$0.53

Weighted average number of common shares outstanding-
basic	4,849	5,003	4,927	5,003
diluted	4,982	5,185	5,059	5,172

See accompanying notes to consolidated financial statements.

Index
BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the six months ended June 30, 2007
(Unaudited)
( in thousands)

		Additional	Treasury	Retained
	Common Stock	Paid-In Capital	Stock	Earnings	Total
Balance, December 31, 2006	$324	$45,632	$(859)	$6,866	$51,963

Exercise of Stock Options (5,296 Shares)	-	44	-	-	44

Treasury Stock Purchases (235,868 Shares)	-		(4,081)	-	(4,081)

Cash dividend ($0.08 per share) declared	-	-		(751)	(751)

Net income for the six months ended
June 30, 2007	-	-	-	2,389	2,389

Balance, June 30, 2007	$324	$45,676	$(4,940)	$8,504	$49,564

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended
June 30, 2007 and 2006
(Unaudited)
( in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities :
Net Income	$2,389	$2,743
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	186	169
Amortization and accretion, net	(293)	(320)
Provision for loan losses	-	575
Stock-based compensation	-	20
Deferred income tax	86	(183)
Loans originated for sale	(14,233)	(19,033)
Proceeds from sale of loans originated for sale	13,651	18,372
(Gain) on sale of loans originated for sale	(250)	(338)
(Increase) in interest receivable	(32)	(235)
Decrease in subscriptions receivable	-	2,353
(Increase) Decrease in other assets	(244)	359
Increase in accrued interest payable	31	129
(Decrease) Increase in other liabilities	(324)	1,543

Net cash provided by operating activities	967	6,154

Cash flows from investing activities:
Purchase of FHLB stock	(936)	(496)
Proceeds from maturation of securities held to maturity	-	5,000
Purchases of securities held to maturity	(20,000)	(17,500)
Proceeds from repayments on securities held to maturity	1,795	2,633
Net (increase) in loans receivable	(12,776)	(29,599)
Additions to premises and equipment	(388)	(28)

Net cash (used in) investing activities	(32,305)	(39,990)

Cash flows from financing activities:
Net increase in deposits	7,463	8,248
Proceeds of long-term debt	20,000	10,000
Purchases of treasury stock	(4,081)	(56)
Cash dividend paid	(751)	-
Exercise of stock options	44	83
Stock issuance costs	-	(9)

Net cash provided by financing activities	22,675	18,266

Net decrease in cash and cash equivalents	(8,663)	(15,570)
Cash and cash equivalents-begininng	25,837	25,147

Cash and cash equivalents-ending	$17,174	$9,577

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,638	$797

Interest	$7,938	$5,832

Transfer of loans to other real estate owned	$1,181	$-

See accompanying notes to consolidated financial statements.

Index

BCB Bancorp Inc., and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

          The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the “Company”) and the Company’s wholly owned subsidiaries, BCB Community Bank (the “Bank”) and BCB Holding Company Investment Company. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007 or any other future interim period.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 – Earnings Per Share

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

Index

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

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $24.8 million or 4.9% to $535.6 million at June 30, 2007 from $510.8 million at December 31, 2006. The Bank continued to grow assets, funded primarily through cash flow provided by retail deposit growth, and repayments and prepayments of loans and mortgage backed securities as well as the utilization of Federal Home Loan Bank Advances. During the first half of 2007 the Company decreased its interest earning deposits to fund loan growth which in turn provided a higher yield to our interest earning assets as yields obtained through our loan originations were higher than money market instruments. Asset growth stabilized as management is concentrating on controlled growth and maintaining adequate liquidity in the anticipation of funding outstanding loan commitments. The composition of the Bank’s assets has shifted more to loans reflecting management’s desire to obtain higher yields from loan products than are obtainable from other types of investments. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $8.6 million or 33.3% to $17.2 million at June 30, 2007 from $25.8 million at December 31, 2006. Investment securities classified as held-to-maturity increased by $18.2 million or 12.2% to $166.9 million at June 30, 2007 from $148.7 million at December 31, 2006. This increase was primarily attributable to the engagement of a leverage transaction for $20.0 million funded through the utilization of an advance from the Federal Home Loan Bank, partially offset by $1.8 million of repayments and prepayments in the mortgage backed securities portfolio during the six months ended June 30, 2007.

Loans receivable increased by $11.9 million or 3.7% to $330.0 million at June 30, 2007 from $318.1 million at December 31, 2006. The increase resulted primarily from a $12.1 million increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, and a $2.3 million increase in consumer loans, net of amortization partially offset by a $2.5 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization. The balance in the loan pipeline as of June 30, 2007 stood at $72.5 million. During the six months ended June 30, 2007, the Company placed one loan facility into the repossessed category as a loan made in participation with another financial institution to Kara Homes became a parcel of real estate owned. This facility has been written down to $1.2 million as of June 30, 2007. At June 30, 2007 the allowance for loan losses was $3.5 million or 111.35% of non-performing assets.

Deposit liabilities increased by $7.5 million or 2.0% to $390.2 million at June 30, 2007 from $382.7 million at December 31, 2006. The increase resulted primarily from an increase of $10.2 million in time deposit accounts and a $6.2 million increase in

Index

transaction accounts, partially offset by an $8.9 million decrease in savings and club accounts as the Bank has experienced a change in the composition of deposits with savings and club balances being reduced in favor of higher cost time deposits. Short term time deposit rates continue to be much more competitive than core deposit rates as the yield curve remains inverted and the Federal Open Market Committee persists in its posture of keeping short term rates unchanged since June 2006.

The balance of borrowed money increased by $20.0 million or 27.0% to $94.1 million at June 30, 2007 from $74.1 million at December 31, 2006. The increase in borrowings is attributable to the engagement of a $20.0 million leverage transaction executed during the six months ended June 30, 2007. The primary purpose of our borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in Government Sponsored Enterprise, (GSE) investment securities.

Stockholders’ equity decreased by $2.4 million or 4.6% to $49.6 million at June 30, 2007 from $52.0 million at December 31, 2006. The decrease in stockholders’ equity is primarily attributable to a decrease of $4.1 million to repurchase 235,868 shares of common stock consistent with our previously disclosed stock repurchase plans in effect at the time of the repurchase and a $751,000 decrease as a result of two quarterly cash dividend distributions during the six months ended June 30, 2007, partially offset by net income of $2.4 million for the six months ended June 30, 2007 and $44,000 realized from the exercise of 5,296 stock options during the six months ended June 30, 2007. At June 30, 2007 the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 10.06%, 15.46% and 16.51% respectively.

Results of Operations
Three Months

Net income decreased by $288,000 or 20.4% to $1.1 million for the three months ended June 30, 2007 from $1.4 million for the three months ended June 30, 2006. The decrease in net income was due to decreases in net interest income and non-interest income and an increase in non-interest expense, partially offset by decreases in the provision for loan losses and income taxes. Net interest income decreased by $450,000 or 9.7% to $4.2 million for the three months ended June 30, 2007 from $4.6 million for the three months ended June 30, 2006. This decrease in net interest income resulted primarily from an increase of $31.8 million or 7.9% in the average balance of interest bearing liabilities to $432.5 million for the three months ended June 30, 2007 from $400.7 million for the three months ended June 30, 2006 and an increase in the average cost of interest bearing liabilities to 3.77% for the three months ended June 30, 2007 from 3.05% for the three months ended June 30, 2006. The average balance of interest earning assets increased by $33.7 million or 7.1% to $507.1 million for the three months ended June 30, 2007 from $473.4 million for the three months ended June 30, 2006 and the average yield on interest earning assets increased by two basis points to 6.52% for the three months ended June 30, 2007 from 6.50% for the three months ended June 30, 2006. As a consequence, our net

Index

interest margin decreased to 3.30% for the three months ended June 30, 2007 from 3.92% for the three months ended June 30, 2006.

Interest income on loans receivable increased by $159,000 or 2.8% to $5.9 million for the three months ended June 30, 2007 from $5.7 million for the three months ended June 30, 2006. The increase was primarily attributable to an increase in average loans receivable of $7.8 million or 2.5% to $323.9 million for the three months ended June 30, 2007 from $316.1 million for the three months ended June 30, 2006, partially offset by a slight decrease in the average yield on loans receivable to 7.21% for the three months ended June 30, 2007 from 7.24% for the three months ended June 30, 2006. The increase in average loans reflects management’s philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on commercial and construction loan facilities.

Interest income on securities held-to-maturity increased by $189,000 or 10.1% to $2.1 million for the three months ended June 30, 2007 from $1.9 million for the three months ended June 30, 2006. This increase was primarily due to an increase in the average balance of securities held-to-maturity of $7.7 million or 5.3% to $153.2 million for the three months ended June 30, 2007 from $145.5 million for the three months ended June 30, 2006, and an increase in the average yield on securities held-to-maturity to 5.39% for the three months ended June 30, 2007 from 5.15% for the three months ended June 30, 2006. The increase in average balance reflects management’s philosophy to deploy funds in investments, absent an opportunity to originate higher yielding loans, in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $216,000 to $320,000 for the three months ended June 30, 2007 from $104,000 for the three months ended June 30, 2006. This increase was primarily due to a $15.4 million increase in the average balance of other interest-earning assets to $27.3 million for the three months ended June 30, 2007 from $11.9 million for the three months ended June 30, 2006 and an increase in the average yield on other interest-earning assets to 4.69% for the three months ended June 30, 2007 from 3.51% for the three months ended June 30, 2006. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase in the average balance primarily reflects the Bank’s need to increase it’s liquidity in the anticipation of funding loans as to which commitments were already entered into.

Total interest expense increased by $1.0 million or 32.3% to $4.1 million for the three months ended June 30, 2007 from $3.1 million for the three months ended June 30, 2006. The increase resulted primarily from an increase in average interest bearing liabilities of $31.8 million or 7.9% to $432.5 million for the three months ended June 30, 2007 from $400.7 million for the three months ended June 30, 2006, and an increase in the average

Index

cost of interest bearing liabilities to 3.77% for the three months ended June 30, 2007 from 3.05% for the three months ended June 30, 2006.

The Company did not record a loan loss provision for the three months ended June 30, 2007 as compared to a $325,000 provision made for the three months ended June 30, 2006. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2007, the Bank experienced $217,000 in net charge-offs (consisting of $220,000 in charge-offs and $3,000 in recoveries), primarily as a result of the repossession of a loan to facilitate the construction of approximately ten residential units done in participation with another financial institution. During the three months ended June 30, 2006, the Bank did not record any net charge-offs or recoveries. The Bank had non-performing loans totaling $2.0 million or 0.59% of gross loans at June 30, 2007, $1.7 million or 0.52% of gross loans at March 31, 2007 and $1.5 million or 0.47% of gross loans at June 30, 2006. The allowance for loan losses was $3.5 million or 1.05% of gross loans at June 30, 2007, $3.7 million or 1.17% of gross loans at March 31, 2007 and $3.6 million or 1.13% of gross loans at June 30, 2006. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2007, March 31, 2007 and June 30, 2006.

Total non-interest income decreased by $56,000 or 16.3% to $287,000 for the three months ended June 30, 2007 from $343,000 for the three months ended June 30, 2006. The decrease in non-interest income resulted primarily from a $67,000 decrease in gain on sales of loans originated for sale to $129,000 for the three months ended June 30, 2007 from $196,000 for the three months ended June 30, 2006, partially offset by an $11,000 increase in general fees and service charges to $158,000 for the three months ended June 30, 2007 from $147,000 for the three months ended June 30, 2006. The decrease in gain on sale of loans originated for sale reflects the softening one- to four-family residential real estate market during the three months ended June 30, 2007.

Total non-interest expense increased by $321,000 or 13.4% to $2.7 million for the three months ended June 30, 2007 from $2.4 million for the three months ended June 30, 2006. Salaries and employee benefits expense increased by $214,000 or 17.1% to $1.47 million for the three months ended June 30, 2007 from $1.25 million for the three months ended June 30, 2006. This increase was primarily attributable to an increase in the number of

Index

full time equivalent employees to 101 for the three months ended June 30, 2007 from 84 for the three months ended June 30, 2006 as well as annual salary increases in conjunction with annual reviews. Equipment expense increased by $63,000 to $505,000 for the three months ended June 30, 2007 from $442,000 for the three months ended June 30, 2006. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Occupancy expense, advertising and other non-interest expense increased by an aggregate of $44,000 or 6.2% to $751,000 for the three months ended June 30, 2007 from $707,000 for the three months ended June 30, 2006. The increase in occupancy, advertising and other expenses is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $214,000 to $624,000 for the three months ended June 30, 2007 from $838,000 for the three months ended June 30, 2006 reflecting decreased pre-tax income earned during the three month time period ended June 30, 2007. The consolidated effective income tax rate for the three months ended June 30, 2007 was 35.7% as compared to 37.2% for the three months ended June 30, 2006.

Six Months of Operations

Net income decreased by $354,000 or 12.9% to $2.4 million for the six months ended June 30, 2007 from $2.7 million for the six months ended June 30, 2006. The decrease in net income was due to decreases in net interest income and non-interest income and an increase in non-interest expense partially offset by decreases in the provision for loan losses and income taxes. Net interest income decreased by $689,000 or 7.6% to $8.4 million for the six months ended June 30, 2007 from $9.1 million for the six months ended June 30, 2006. This decrease in net interest income resulted primarily from an increase of $29.3 million or 7.4% in the average balance of interest bearing liabilities to $427.6 million for the six months ended June 30, 2007 from $398.3 million for the six months ended June 30, 2006 and an increase in the average cost of interest bearing liabilities to 3.73% for the six months ended June 30, 2007 from 2.99% for the six months ended June 30, 2006. The average balance of interest earning assets increased by $34.9 million or 7.4% to $503.6 million for the six months ended June 30, 2007 from $468.7 million for the six months ended June 30, 2006 and the average yield of interest earning assets increased to 6.49% for the six months ended June 30, 2007 from 6.41% for the six months ended June 30, 2006. As a consequence, our net interest margin decreased to 3.33% for the six months ended June 30, 2007 from 3.87% for the six months ended June 30, 2006.

Interest income on loans receivable increased by $573,000 or 5.2% to $11.6 million for the six months ended June 30, 2007 from $11.1 million for the six months ended June 30, 2006. The increase was primarily attributable to an increase in average loans receivable of $13.3 million or 4.3% to $322.3 million for the six months ended June 30, 2007 from $309.0 million for the six months ended June 30, 2006, and an increase in the average

Index

yield on loans receivable to 7.17% for the six months ended June 30, 2007 from 7.16% for the six months ended June 30, 2006. The increase in average loans reflects management’s philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns.

Interest income on securities held-to-maturity increased by $417,000 or 11.3% to $4.1 million for the six months ended June 30, 2007 from $3.7 million for the six months ended June 30, 2006. The increase was primarily due to an increase in the average balance of securities held-to-maturity of $8.6 million or 6.0% to $152.6 million for the six months ended June 30, 2007 from $144.0 million for the six months ended June 30, 2006 and an increase in the average yield on securities held-to-maturity to 5.38% for the six months ended June 30, 2007 from 5.13% for the six months ended June 30, 2006. The increase in average balance reflects management’s philosophy to deploy funds in investments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $329,000 or 117.9% to $608,000 for the six months ended June 30, 2007 from $279,000 for the six months ended June 30, 2006. This increase was primarily due to an increase of $10.6 million or 67.5% in the average balance of other interest-earning assets to $26.3 million for the six months ended June 30, 2007 from $15.7 million for the six months ended June 30, 2006 and an increase in the average yield on other interest-earning assets to 4.62% for the six months ended June 30, 2007 from 3.55% for the six months ended June 30, 2006. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits in 2007 as compared to 2006. The increase in the average balance primarily reflects the Bank’s need to increase it’s liquidity in the anticipation of funding loans as to which commitments were already entered into.

Total interest expense increased by $2.0 million or 33.3% to $8.0 million for the six months ended June 30, 2007 from $6.0 million for the six months ended June 30, 2006. The increase resulted primarily from an increase in average interest bearing liabilities of $29.3 million or 7.4% to $427.6 million for the six months ended June 30, 2007 from $398.3 million for the six months ended June 30, 2006, and an increase in the average cost of interest bearing liabilities to 3.73% for the six months ended June 30, 2007 from 2.99% for the six months ended June 30, 2006.

The Company did not record a loan loss provision for the six months ended June 30, 2007 as compared to a $575,000 provision made for the six months ended June 30, 2006. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2007, the Bank experienced $214,000 in net charge-offs (consisting of $222,000 in charge-offs and $8,000 in recoveries), primarily as a result of the repossession of a loan to facilitate the construction of approximately ten residential units done in

Index

participation with another financial institution. During the six months ended June 30, 2006, the Bank recorded $68,000 in net loan charge-offs. The Bank had non-performing loans totaling $2.0 million or 0.59% of gross loans at June 30, 2007, $323,000 or 0.10% of gross loans at December 31, 2006 and $1.5 million or 0.47% of gross loans at June 30, 2006. The allowance for loan losses was $3.5 million or 1.06% of gross loans at June 30, 2007, $3.7 million or 1.16% of gross loans at December 31, 2006 and $3.6 million or 1.13% of gross loans at June 30, 2006. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2007, December 31, 2006 and June 30, 2006.

Total non-interest income decreased by $84,000 or 13.1% to $557,000 for the six months ended June 30, 2007 from $641,000 for the six months ended June 30, 2006. The decrease in non-interest income resulted primarily from an $88,000 decrease in gain on sales of loans originated for sale to $250,000 for the six months ended June 30, 2007 from $338,000 for the six months ended June 30, 2006, partially offset by a $4,000 increase in general fees, service charges and other income to $307,000 for the six months ended June 30, 2007 from $303,000 for the six months ended June 30, 2006. The decrease in gain on sale of loans originated for sale reflects the softening one- to four-family residential real estate market during the six months ended June 30, 2007.

Total non-interest expense increased by $437,000 or 9.2% to $5.2 million for the six months ended June 30, 2007 from $4.8 million for the six months ended June 30, 2006. Salaries and employee benefits expense increased by $249,000 or 9.8% to $2.8 million for the six months ended June 30, 2007 from $2.6 million for the six months ended June 30, 2006. This increase was primarily attributable to an increase in the number of full time equivalent employees to 101 for the six months ended June 30, 2007 from 84 for the six months ended June 30, 2006 as well as annual salary increases in conjunction with annual reviews. Equipment expense increased by $46,000 to $938,000 for the six months ended June 30, 2007 from $892,000 for the six months ended June 30, 2006. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Occupancy expense increased by $42,000 to $480,000 for the six months ended June 30, 2007 from $438,000 for the six months ended June 30, 2006. Advertising expense increased by $38,000 to $194,000 for the six months ended June 30, 2007 from $156,000 for the six months ended June 30, 2006. The increase in advertising expense relates to advertisements for deposit and loan promotions in an effort to attract additional business during the six months ended June 30, 2007 as well as promotions targeting the opening of our new office in Hoboken. Other non-interest expense increased by $62,000 to $787,000 for the six months ended June 30, 2007 from

Index

$725,000 for the six months ended June 30, 2006. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $281,000 or 17.3% to $1.3 million for the six months ended June 30, 2007 from $1.6 million for the six months ended June 30, 2006 reflecting decreased pre-tax income earned during the six month time period ended June 30, 2007. The consolidated effective income tax rate for the six months ended June 30, 2007 was 36.0% as compared to 37.2% for the six months ended June 30, 2006.

Index

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2007, the latest data for which this information is available. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2007. The following sets forth the Company’s NPV as of March 31, 2007.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$41,265	$(30,367)	-42.39%	8.81%	-512 bps
+200bp	51,136	(20,496)	-28.61	10.60	-333 bps
+100bp	61,548	(10,084)	-14.08	12.36	-157 bps
PAR	71,632	------	------	13.93	----- bps
-100bp	75,322	3,690	5.15	14.38	45 bps
-200bp	71,213	(419)	-0.58	13.43	178 bps
bp – basis points

Index

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

Index

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

Index

PART II.            OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no changes in the Company’s risk factors since the filing of the Annual Report on Form 10-K.

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

The Company conducted a secondary public stock offering during the fourth quarter of 2005. The Company sold 1,265,000 shares of its common stock for an aggregate offering price of $19.3 million. The Company offered 1,100,000 shares of its common stock, (with an over-allotment option of 165,000 shares) to the public at a price of $15.25. The stock offering was underwritten by Janney Montgomery Scott LLC on a firm commitment basis. The Company’s registration statement on Form S-1 (Commission File No. 333-128214) was declared effective by the Securities and Exchange Commission on December 13, 2005. The Company also filed a rule 462 registration statement on Form S-1 (Commission File No. 333-130307) which was effective upon filing December 14, 2005. The sale of 1.1 million shares was completed on December 19, 2005, and the over-allotment was exercised in full on January 5, 2006.

During 2005, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. On April 26, 2007, the Company announced a second stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the outstanding shares of the Company’s common stock. This plan will commence upon the completion of the

Index

aforementioned plan. The Company’s stock purchases during the last three months are as follows:

	Shares	Average	Total Number of	Maximum Number of Shares
Period	Purchased	Price	Shares Purchased	That May Yet be Purchased

4/1-4/30	195,403	$ 17.30	195,403	159,042
5/1-5/31	9,286	$ 17.37	204,689	149,756
6/1-6/30	4,741	$ 17.41	209,430	145,015

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders occurred on April 26, 2007. At this meeting there were two items put to a vote of security holders; Election of Directors and Ratification of the Independent Auditors. The number of shares outstanding was 5,068,081, the number of shares entitled to vote was 5,009,250 and the number of shares present at the meeting or by proxy was 4,115,777.

1.	The vote with respect to the election of three directors was as follows:

NAME	FOR	WITHHELD

Judith Q. Bielan	4,072,091	43,686
James E. Collins	4,090,669	25,108
Mark D. Hogan	4,096,569	19,208

2.	The vote with respect to the ratification of Beard Miller Company, LLP, as Independent Auditors for the Company for the year ending December 31, 2007 was:

FOR	AGAINST	ABSTAIN

4,104,375	8,008	3,394

ITEM 5. OTHER INFORMATION

None.

Index

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers’ Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

20