Form 10-Q
period 2007-09-30
BCB BANCORP INC
filed 2007-11-13
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.

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
_______________________________________________________________
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
[  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2007, BCB Bancorp, Inc., had 4,669,919 shares of common stock, no par value, outstanding.

BCB BANCORP INC., AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENT

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition at
September 30, 2007 and December 31, 2006
(Unaudited)
(in thousands except for share data )

	At	At
	30-Sep-07	31-Dec-06

ASSETS

Cash and amounts due from depository institutions	$3,172	$3,400
Interest-earning deposits	35,607	22,437
Total cash and cash equivalents	38,779	25,837

Securities held to maturity	165,976	148,672
Loans held for sale	2,299	2,976
Loans receivable, net	347,346	318,130
Premises and equipment	6,011	5,885
Federal Home Loan Bank of New York stock	5,560	3,724
Interest receivable, net	3,769	3,697
Other real estate owned, net	1,446	-
Deferred income taxes	1,208	1,238
Other assets	890	676
Total assets	573,284	510,835

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	407,968	382,747
Long-term Debt	114,124	74,124
Other Liabilities	2,147	2,001
Total Liabilities	524,239	458,872

STOCKHOLDERS' EQUITY
Common stock, stated value $0.06
10,000,000 shares authorized; 5,068,728 and
5,063,432 shares respectively, issued	324	324
Additional paid-in capital	45,676	45,632
Treasury stock, at cost, 363,053 and 55,293 shares,
respectively	(6,110)	(859)
Retained Earnings	9,155	6,866
Total stockholders' equity	49,045	51,963

Total liabilities and stockholders' equity	$573,284	$510,835

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the three and nine months ended
September 30, 2007 and 2006
(Unaudited)
( in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest income:
Loans	$6,271	$5,844	$17,903	$16,903
Securities	2,353	2,083	6,459	5,774
Other interest-earning assets	323	93	926	373
Total interest income	8,947	8,020	25,288	23,050

Interest expense:
Deposits:
Demand	271	109	674	277
Savings and club	442	591	1,442	2,066
Certificates of deposit	2,641	2,156	7,498	5,428
	3,354	2,856	9,614	7,771

Borrowed money	1,231	737	2,934	1,781

Total interest expense	4,585	3,593	12,548	9,552

Net interest income	4,362	4,427	12,740	13,498
Provision for loan losses	200	50	200	625

Net interest income after provision for loan losses	4,162	4,377	12,540	12,873

Non-interest income:
Fees and service charges	146	149	436	437
Gain on sales of loans originated for sale	108	151	358	489
Other	7	8	21	21
Total non-interest income	261	308	815	947

Non-interest expense:
Salaries and employee benefits	1,463	1,306	4,264	3,858
Occupancy expense of premises	268	238	748	676
Equipment	487	408	1,425	1,299
Advertising	73	86	268	241
Other	486	358	1,268	1,087
Total non-interest expense	2,777	2,396	7,973	7,161

Income before income tax provision	1,646	2,289	5,382	6,659
Income tax provision	616	824	1,962	2,450

Net Income	$1,030	$1,465	$3,420	$4,209

Net Income per common share-basic and diluted
basic	$0.22	$0.29	$0.70	$0.84
diluted	$0.21	$0.28	$0.68	$0.81

Weighted average number of common shares outstanding-
basic	4,743	5,006	4,866	5,004
diluted	4,862	5,181	4,993	5,176

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the nine months ended September 30, 2007
(Unaudited)
(dollars in thousands, except for share and per share amounts)

		Additional	Treasury	Retained
	Common Stock	Paid-In Capital	Stock	Earnings	Total
Balance, December 31, 2006	$324	$45,632	$(859)	$6,866	$51,963

Exercise of Stock Options (5,296 shares)	-	44	-	-	44

Treasury Stock Purchases (307,760 shares)	-		(5,251)	-	(5,251)

Cash dividends ($0.23 per share) declared	-	-		(1,131)	(1,131)

Net income for the nine months ended
September 30, 2007	-	-	-	3,420	3,420

Balance, September 30, 2007	$324	$45,676	$(6,110)	$9,155	$49,045

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended
September 30, 2007 and 2006
(Unaudited)
( in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities :
Net Income	$3,420	$4,209
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	291	255
Amortization and accretion, net	(471)	(480)
Provision for loan losses	200	625
Stock-based compensation	-	25
Deferred income tax	30	(215)
Loans originated for sale	(19,666)	(28,055)
Proceeds from sale of loans originated for sale	20,701	27,608
(Gain) on sale of loans originated for sale	(358)	(489)
(Increase) in interest receivable	(72)	(323)
Decrease in subscriptions receivable	-	2,353
(Increase) Decrease in other assets	(214)	255
Increase in accrued interest payable	197	280
(Decrease) Increase in other liabilities	(51)	519

Net cash provided by operating activities	4,007	6,567

Cash flows from investing activities:
Purchase of FHLB stock	(1,836)	(946)
Proceeds from maturation of securities held to maturity	-	5,000
Purchases of securities held to maturity	(20,000)	(37,500)
Proceeds from repayments on securities held to maturity	2,705	3,775
Net (increase) in loans receivable	(30,400)	(30,146)
Additions to premises and equipment	(417)	(92)

Net cash (used in) investing activities	(49,948)	(59,909)

Cash flows from financing activities:
Net increase in deposits	25,221	19,967
Proceeds of long-term debt	40,000	70,000
Repayment of long-term debt	-	(50,000)
Purchases of treasury stock	(5,251)	(56)
Cash dividend paid	(1,131)	(1,503)
Exercise of stock options	44	84
Stock issuance costs	-	(9)

Net cash provided by financing activities	58,883	38,483

Net increase (decrease) in cash and cash equivalents	12,942	(14,859)
Cash and cash equivalents-begininng	25,837	25,147

Cash and cash equivalents-ending	$38,779	$10,288

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,176	$2,487

Interest	$12,351	$7,491

Transfer of loans to Real Estate Owned	$1,446	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2007 or any other future interim period.

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

Note 3 – New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not result in a material impact on our consolidated financial statements.

Index

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect that EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operation.

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $62.5 million or 12.2% to $573.3 million at September 30, 2007 from $510.8 million at December 31, 2006. The Bank continued to grow assets, funded primarily through cash flow provided by retail deposit growth, and repayments and prepayments of loans and mortgage backed securities as well as the utilization of Federal Home Loan Bank Advances. During the first nine months of 2007 the Company increased both loan and investment security balances in an effort to deploy excess liquidity into assets with more competitive yields while managing the various levels of risk associated with those assets. Asset growth stabilized as management is concentrating on controlled growth and maintaining adequate liquidity in the anticipation of funding outstanding loan commitments. The primary composition of the Bank’s assets has shifted more to loans reflecting management’s desire to obtain higher yields from loan products than are obtainable from other types of investments. We intend to continue to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $13.0 million or 50.4% to $38.8 million at September 30, 2007 from $25.8 million at December 31, 2006. Investment securities classified as held-to-maturity increased by $17.3 million or 11.6% to $166.0 million at September 30, 2007 from $148.7 million at December 31, 2006. This increase was primarily attributable to the engagement of a leverage transaction for $20.0 million funded through the utilization of an advance from the Federal Home Loan Bank, partially offset by $2.7 million of repayments and prepayments in the mortgage backed securities portfolio during the nine months ended September 30, 2007.

Loans receivable increased by $29.2 million or 9.2% to $347.3 million at September 30, 2007 from $318.1 million at December 31, 2006. The increase resulted primarily from a $22.3 million increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, a $608,000 increase in consumer loans, net of amortization, a $5.6 million increase in commercial loans comprising business loans and commercial lines of credit, net of amortization, and a $76,000 decrease in the allowance for loan losses. At September 30, 2007 loan commitments that were not yet funded totaled $57.4 million. During the nine months ended September 30, 2007, the Company placed two loan relationships into real estate owned. A loan made in participation with another financial institution to Kara Homes became a parcel of real estate owned, and the estate of a deceased borrower also fell into this category. These facilities have been written down to $1.45 million, an aggregate appraised value, less selling costs, as of September 30, 2007. At September 30, 2007 the allowance for loan losses was $3.7 million or 117.32% of non-performing assets.

Index

Deposit liabilities increased by $25.3 million or 6.6% to $408.0 million at September 30, 2007 from $382.7 million at December 31, 2006. The increase resulted primarily from an increase of $14.6 million in time deposit accounts and a $25.4 million increase in transaction accounts, partially offset by a $14.7 million decrease in savings and club accounts as the Bank has experienced a change in the composition of deposits with savings and club balances being reduced in favor of higher cost time deposits. Short term time deposit rates continue to be more competitively priced than core deposit rates as the yield curve remains slightly inverted following the Federal Open Market Committee decision to lower short term interest rates in September.

The balance of borrowed money increased by $40.0 million or 54.0% to $114.1 million at September 30, 2007 from $74.1 million at December 31, 2006. The increase in borrowings was attributable to the engagement of a $20.0 million leverage transaction executed during the nine months ended September 30, 2007 and the use of an additional advance of $20.0 million from the Federal Home Loan Bank to augment deposit growth in the funding of our loan portfolio. Long term Federal Home Loan Bank advances are primarily used to augment deposits as the Bank’s funding source for originating loans and investing in Government Sponsored Enterprise, (GSE) investment securities.

Stockholders’ equity decreased by $3.0 million or 5.8% to $49.0 million at September 30, 2007 from $52.0 million at December 31, 2006. The decrease in stockholders’ equity is primarily attributable to a decrease of $5.3 million to repurchase 307,760 shares of common stock consistent with our previously disclosed stock repurchase plans and a $1.1 million decrease as a result of three quarterly cash dividend distributions during the nine months ended September 30, 2007, partially offset by net income of $3.4 million for the nine months ended September 30, 2007 and $44,000 realized from the exercise of 5,296 stock options during the nine months ended September 30, 2007. At September 30, 2007 the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 9.17%, 13.01% and 13.96% respectively.

Results of Operations
Three Months

Net income decreased by $435,000 or 29.7% to $1.03 million for the three months ended September 30, 2007 from $1.47 million for the three months ended September 30, 2006. The decrease in net income was due to decreases in net interest income and non-interest income and increases in non-interest expense and the provision for loan losses, partially offset by a decrease in income tax expense. Net interest income decreased by $65,000 or 1.5% to $4.36 million for the three months ended September 30, 2007 from $4.43 million for the three months ended September 30, 2006. This decrease in net interest income resulted primarily from an increase of $55.4 million or 13.4% in the average balance of interest bearing liabilities to $467.7 million for the three months ended September 30, 2007 from $412.3 million for the three months ended September 30, 2006 and an increase in the average cost of interest bearing liabilities to 3.92% for the three months ended September 30, 2007 from 3.49% for the three months ended September 30, 2006. The

Index

average balance of interest earning assets increased by $56.8 million or 11.6% to $545.7 million for the three months ended September 30, 2007 from $488.9 million for the three months ended September 30, 2006 while the average yield on interest earning assets was unchanged at 6.56% for the three months ended September 30, 2007 and September 30, 2006. As a consequence, our net interest margin decreased to 3.20% for the three months ended September 30, 2007 from 3.62% for the three months ended September 30, 2006.

Interest income on loans receivable increased by $427,000 or 7.3% to $6.27 million for the three months ended September 30, 2007 from $5.84 million for the three months ended September 30, 2006. The increase was primarily attributable to an increase in average loans receivable of $25.3 million or 7.9% to $345.7 million for the three months ended September 30, 2007 from $320.4 million for the three months ended September 30, 2006, partially offset by a slight decrease in the average yield on loans receivable to 7.26% for the three months ended September 30, 2007 from 7.30% for the three months ended September 30, 2006. The increase in average loans reflects management’s philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area for commercial and construction loans.

Interest income on securities held-to-maturity increased by $270,000 or 13.0% to $2.35 million for the three months ended September 30, 2007 from $2.08 million for the three months ended September 30, 2006. This increase was primarily due to an increase in the average balance of securities held-to-maturity of $13.8 million or 8.7% to $171.8 million for the three months ended September 30, 2007 from $158.0 million for the three months ended September 30, 2006, and an increase in the average yield on securities held-to-maturity to 5.48% for the three months ended September 30, 2007 from 5.27% for the three months ended September 30, 2006. The increase in average balance reflects management’s philosophy to deploy funds in investments, absent an opportunity to originate higher yielding loans, in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $230,000 to $323,000 for the three months ended September 30, 2007 from $93,000 for the three months ended September 30, 2006. This increase was primarily due to a $17.8 million increase in the average balance of other interest-earning assets to $28.3 million for the three months ended September 30, 2007 from $10.5 million for the three months ended September 30, 2006 and an increase in the average yield on other interest-earning assets to 4.57% for the three months ended September 30, 2007 from 3.54% for the three months ended September 30, 2006. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase in the average balance primarily reflects the Bank’s need to increase its liquidity in the anticipation of funding loans as to which commitments existed.

Total interest expense increased by $1.0 million or 27.8% to $4.6 million for the three months ended September 30, 2007 from $3.6 million for the three months ended

Index

September 30, 2006. The increase resulted primarily from an increase in average interest bearing liabilities of $55.4 million or 13.4% to $467.7 million for the three months ended September 30, 2007 from $412.3 million for the three months ended September 30, 2006, and an increase in the average cost of interest bearing liabilities to 3.92% for the three months ended September 30, 2007 from 3.49% for the three months ended September 30, 2006.

The provision for loan losses totaled $200,000 and $50,000 for the three-month periods ended September 30, 2007 and 2006, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2007, the Bank experienced $61,000 of charge-offs. During the three months ended September 30, 2006, the Bank recorded $38,000 in recoveries. The Bank had non-performing loans totaling $1.7 million or 0.48% of gross loans at September 30, 2007, $2.0 million or 0.59% of gross loans at June 30, 2007 and $477,000 or 0.15% of gross loans at September 30, 2006. The allowance for loan losses was $3.7 million or 1.04% of gross loans at September 30, 2007, $3.5 million or 1.05% of gross loans at June 30, 2007, and $3.7 million or 1.15% of gross loans at September 30, 2006. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2007, June 30, 2007 and September 30, 2006.

Total non-interest income decreased by $47,000 or 15.3% to $261,000 for the three months ended September 30, 2007 from $308,000 for the three months ended September 30, 2006. The decrease in non-interest income resulted primarily from a $43,000 decrease in gain on sales of loans originated for sale to $108,000 for the three months ended September 30, 2007 from $151,000 for the three months ended September 30, 2006, and a $4,000 decrease in general fees and service charges to $153,000 for the three months ended September 30, 2007 from $157,000 for the three months ended September 30, 2006. The decrease in gain on sale of loans originated for sale reflects the softening one- to four-family residential real estate market during the three months ended September 30, 2007.

Total non-interest expense increased by $381,000 or 15.9% to $2.8 million for the three months ended September 30, 2007 from $2.4 million for the three months ended September 30, 2006. Salaries and employee benefits expense increased by $157,000 or

Index

12.0% to $1.5 million for the three months ended September 30, 2007 from $1.3 million for the three months ended September 30, 2006. This increase was primarily attributable to an increase in the number of full time equivalent employees to 92 for the three months ended September 30, 2007 from 82 for the three months ended September 30, 2006 as well as annual salary increases in conjunction with annual reviews. Equipment expense increased by $79,000 to $487,000 for the three months ended September 30, 2007 from $408,000 for the three months ended September 30, 2006. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Occupancy expense, advertising and other non-interest expense increased by an aggregate of $145,000 or 21.3% to $827,000 for the three months ended September 30, 2007 from $682,000 for the three months ended September 30, 2006. The increase in occupancy, advertising and other expenses was primarily attributable to $84,000 in foreclosure costs associated with a loan facility placed into the real estate owned category during the three months ended September 30, 2007 and increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $208,000 to $616,000 for the three months ended September 30, 2007 from $824,000 for the three months ended September 30, 2006 reflecting decreased pre-tax income earned during the three month time period ended September 30, 2007. The consolidated effective income tax rate for the three months ended September 30, 2007 was 37.4% as compared to 36.0% for the three months ended September 30, 2006.

Nine Months of Operations

Net income decreased by $789,000 or 18.7% to $3.4 million for the nine months ended September 30, 2007 from $4.2 million for the nine months ended September 30, 2006. The decrease in net income was due to decreases in net interest income and non-interest income and an increase in non-interest expense partially offset by decreases in the provision for loan losses and income taxes. Net interest income decreased by $758,000 or 5.6% to $12.7 million for the nine months ended September 30, 2007 from $13.5 million for the nine months ended September 30, 2006. This decrease in net interest income resulted primarily from an increase of $38.1 million or 9.5% in the average balance of interest bearing liabilities to $441.1 million for the nine months ended September 30, 2007 from $403.0 million for the nine months ended September 30, 2006 and an increase in the average cost of interest bearing liabilities to 3.79% for the nine months ended September 30, 2007 from 3.16% for the nine months ended September 30, 2006. The average balance of interest earning assets increased by $41.6 million or 8.7% to $517.7 million for the nine months ended September 30, 2007 from $476.1 million for the nine months ended September 30, 2006 and the average yield of interest earning assets increased to 6.51% for the nine months ended September 30, 2007 from 6.45% for the nine months ended September 30, 2006. As a consequence, our net interest margin

Index

decreased to 3.28% for the nine months ended September 30, 2007 from 3.78% for the nine months ended September 30, 2006.

Interest income on loans receivable increased by $1.0 million or 5.9% to $17.9 million for the nine months ended September 30, 2007 from $16.9 million for the nine months ended September 30, 2006. The increase was primarily attributable to an increase in average loans receivable of $18.8 million or 6.0% to $331.8 million for the nine months ended September 30, 2007 from $313.0 million for the nine months ended September 30, 2006, while the average yield on loans receivable remained static at 7.20% for the nine months ended September 30, 2007 and September 30, 2006. The increase in average loans reflects management’s philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns.

Interest income on securities held-to-maturity increased by $685,000 or 11.9% to $6.5 million for the nine months ended September 30, 2007 from $5.8 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in the average balance of securities held-to-maturity of $10.4 million or 7.0% to $159.1 million for the nine months ended September 30, 2007 from $148.7 million for the nine months ended September 30, 2006 and an increase in the average yield on securities held-to-maturity to 5.41% for the nine months ended September 30, 2007 from 5.18% for the nine months ended September 30, 2006. The increase in average balance reflects management’s philosophy to deploy funds in investments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns.

Interest income on other interest-earning assets increased by $553,000 or 148.3% to $926,000 for the nine months ended September 30, 2007 from $373,000 for the nine months ended September 30, 2006. This increase was primarily due to an increase of $12.3 million or 84.8% in the average balance of other interest-earning assets to $26.8 million for the nine months ended September 30, 2007 from $14.5 million for the nine months ended September 30, 2006 and an increase in the average yield on other interest-earning assets to 4.60% for the nine months ended September 30, 2007 from 3.44% for the nine months ended September 30, 2006. The increase in the average yield reflects the higher short-term interest rate environment for overnight deposits in 2007 as compared to 2006. The increase in the average balance primarily reflects the Bank’s need to increase its liquidity in the anticipation of funding loans as to which commitments existed.

Total interest expense increased by $3.0 million or 31.4% to $12.55 million for the nine months ended September 30, 2007 from $9.55 million for the nine months ended September 30, 2006. The increase resulted primarily from an increase in average interest bearing liabilities of $38.1 million or 9.5% to $441.1 million for the nine months ended September 30, 2007 from $403.0 million for the nine months ended September 30, 2006, and an increase in the average cost of interest bearing liabilities to 3.79% for the nine months ended September 30, 2007 from 3.16% for the nine months ended September 30, 2006.

The provision for loan losses totaled $200,000 and $625,000 for the nine-month periods ended September 30, 2007 and 2006, respectively. The provision for loan losses is

Index

established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2007, the Bank experienced $275,000 in net charge-offs (consisting of $283,000 in charge-offs and $8,000 in recoveries), primarily as a result of the repossession of a loan to facilitate the construction of approximately ten residential units done in participation with another financial institution. During the nine months ended September 30, 2006, the Bank experienced $30,000 in net loan charge-offs (consisting of $68,000 in loan charge-offs and $38,000 in recoveries). The Bank had non-performing loans totaling $1.7 million or 0.48% of gross loans at September 30, 2007, $323,000 or 0.10% of gross loans at December 31, 2006 and $477,000 or 0.15% of gross loans at September 30, 2006. The allowance for loan losses was $3.7 million or 1.04% of gross loans at September 30, 2007, $3.7 million or 1.16% of gross loans at December 31, 2006 and $3.7 million or 1.15% of gross loans at September 30, 2006. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2007, December 31, 2006 and September 30, 2006.

Total non-interest income decreased by $132,000 or 13.9% to $815,000 for the nine months ended September 30, 2007 from $947,000 for the nine months ended September 30, 2006. The decrease in non-interest income resulted primarily from a $131,000 decrease in gain on sales of loans originated for sale to $358,000 for the nine months ended September 30, 2007 from $489,000 for the nine months ended September 30, 2006, and a $1,000 decrease in general fees, service charges and other income to $457,000 for the nine months ended September 30, 2007 from $458,000 for the nine months ended September 30, 2006. The decrease in gain on sale of loans originated for sale reflects the softening one- to four-family residential real estate market during the nine months ended September 30, 2007.

Total non-interest expense increased by $812,000 or 11.3% to $8.0 million for the nine months ended September 30, 2007 from $7.2 million for the nine months ended September 30, 2006. Salaries and employee benefits expense increased by $406,000 or 10.5% to $4.3 million for the nine months ended September 30, 2007 from $3.9 million for the nine months ended September 30, 2006. This increase was primarily attributable to an increase in the number of full time equivalent employees to 92 for the nine months ended September 30, 2007 from 82 for the nine months ended September 30, 2006 as well as salary increases made in conjunction with annual reviews. Equipment expense

Index

increased by $126,000 to $1.4 million for the nine months ended September 30, 2007 from $1.3 million for the nine months ended September 30, 2006. The primary component of this expense item is data service provider expense which increases as the Bank’s assets grow. Occupancy expense increased by $72,000 to $748,000 for the nine months ended September 30, 2007 from $676,000 for the nine months ended September 30, 2006. Advertising expense increased by $27,000 to $268,000 for the nine months ended September 30, 2007 from $241,000 for the nine months ended September 30, 2006. The increase in advertising expense relates to advertisements for deposit and loan promotions during the nine months ended September 30, 2007 as well as promotions highlighting the opening of our new office in Hoboken. Other non-interest expense increased by $181,000 to $1.3 million for the nine months ended September 30, 2007 from $1.1 million for the nine months ended September 30, 2006. The increase in other non-interest expense was primarily attributable to $84,000 in foreclosure costs associated with a loan facility placed into the real estate owned category during the nine months ended September 30, 2007 and increases in other expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $488,000 or 19.9% to $1.96 million for the nine months ended September 30, 2007 from $2.45 million for the nine months ended September 30, 2006 reflecting decreased pre-tax income earned during the nine months ended September 30, 2007. The consolidated effective income tax rate for the nine months ended September 30, 2007 was 36.5% as compared to 36.8% for the nine months ended September 30, 2006.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2007, the latest data for which this information is available. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2007. The following sets forth the Company’s NPV as of June 30, 2007.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$ 33,810	$ (33,347)	-49.65%	7.04%	-567 bps
+200bp	44,495	(22,662)	-33.74	8.99	-372 bps
+100bp	55,767	(11,390)	-16.96	10.91	-180 bps
PAR	67,157	------	------	12.71	----- bps
-100bp	70,987	3,830	5.70	13.18	47 bps
-200bp	67,260	103	0.15	12.34	-36 bps
bp – basis points

Index

The table above indicates that at June 30, 2007, in the event of a 100 basis point decrease in interest rates, we would experience a 5.70% increase in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 16.96% decrease in NPV.

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

Index

ITEM 4.

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During 2005, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. On April 26, 2007, the Company announced a second stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the outstanding shares of the Company’s common stock. This plan will commence upon the completion of the aforementioned plan. The Company’s stock purchases during the last three months are as follows:

Index

	Shares	Average	Total Number of	Maximum Number of Shares
Period	Purchased	Price	Shares Purchased	That May Yet be Purchased

7/1-7/31	11,293	$ 16.37	11,293	133,722
8/1-8/31	41,199	$ 16.29	52,492	92,523
9/1-9/30	19,400	$ 16.16	71,892	73,123

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers’ Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.