Form 10-K
period 2007-12-31
BCB BANCORP INC
filed 2008-03-21
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            Annual Report  Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act of 1934
For the fiscal ended December 31, 2007.
or
*            Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act of  1934
For the transition period from ______________ to ______________.

Commission file number: 000-50275

BCB BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	26-0065262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104-110 Avenue C, Bayonne, New Jersey	07002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (201) 823-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES *          NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES *          NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒          NO *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *	Accelerated filer *	Non-accelerated filer *	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, as reported by the Nasdaq Capital Market, was approximately $60.4 million.

As of March 10, 2008, there were issued 5,078,858 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

(2) Annual Report to Stockholder (Part II and IV).

i

PART I

ITEM 1.          BUSINESS

BCB Bancorp, Inc.

BCB Bancorp, Inc. (the “Company”) is a New Jersey corporation, which on May 1, 2003 became the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. At December 31, 2007 we had $563.5 million in consolidated assets, $398.8 million in deposits and $48.5 million in consolidated stockholders’ equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank, formerly known as Bayonne Community Bank, was chartered as a New Jersey bank on October 27, 2000, and we opened for business on November 1, 2000.  We changed our name from Bayonne Community Bank to BCB Community Bank in April of 2007. We operate through three branches in Bayonne and Hoboken, New Jersey and through our executive office located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our deposit accounts are insured by the Federal Deposit Insurance Corporation and we are a member of the Federal Home Loan Bank System.

We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and invest funds held in deposit accounts at the Bank, together with funds generated from operations, in investment securities and loans. We offer our customers:

•
loans, including commercial and multi-family real estate loans, one- to four-family mortgage loans, home equity loans, construction loans, consumer loans and commercial business loans. In recent years the primary growth in our loan portfolio has been in loans secured by commercial real estate and multi-family properties;

•	FDIC-insured deposit products, including savings and club accounts, non-interest bearing accounts, money market accounts, certificates of deposit and individual retirement accounts; and
•
retail and commercial banking services including wire transfers, money orders, traveler’s checks, safe deposit boxes, a night depository, federal payroll tax deposits, bond coupon redemption and automated teller services.

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service.  Managements’ and the Board of Directors’ extensive knowledge of the Hudson County market differentiates us from our competitors. Our business strategy incorporates the following elements: maintaining a community focus, focusing on profitability, continuing our growth, concentrating on real estate based lending, capitalizing on market dynamics, providing attentive and personalized service and attracting highly qualified and experienced personnel.

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

Focusing on profitability.  On an operational basis, we achieved profitability in our tenth month of operation.  For the year ended December 31, 2007, our return on average equity was 8.86% and our return on average assets was 0.83%.  Our earnings per diluted share increased from $0.64 for the year ended December 31, 2003 to $0.90 for the year ended December 31, 2007.  We achieved this earnings growth by focusing on low-cost deposits and by tightly controlling our non-interest expenses.  Management is committed to maintaining profitability by diversifying the services we offer.

Continuing our growth.  We have consistently increased our assets.  From December 31, 2003 to December 31, 2007, our assets have increased from $300.7 million to $563.5 million.  Over the same time period, our loan balances have increased from $188.8 million to $364.7 million, while deposits have increased from $253.7 million to $398.8 million.  In addition, we have maintained our asset quality ratios while growing the loan portfolio.  At December 31, 2007, our non-performing assets to total assets ratio was 0.81%.

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

Attracting highly experienced and qualified personnel.   An important part of our strategy is to hire bankers who have prior experience in the Hudson County market as well as pre-existing business relationships.  Our management team has an average of 29 years of banking experience, while our lenders and branch personnel have significant prior experience at community banks and regional banks in Hudson County.  Management believes that its knowledge of the Hudson County market has been a critical element in the success of BCB Community Bank.  Management’s extensive knowledge of the local communities has allowed us to develop and implement a highly focused and disciplined approach to lending and has enabled the Bank to attract a high percentage of low cost deposits.

Our Market Area

We are located in the City of Bayonne and Hoboken, Hudson County, New Jersey.  The Bank’s locations are easily accessible to provide convenient services to businesses and individuals throughout our market area.

Our market area includes the City of Bayonne, Jersey City and portions of Hoboken, New Jersey. These areas are all considered “bedroom” or “commuter” communities to Manhattan.  Our market area is well-served by a network of arterial roadways including Route 440 and the New Jersey Turnpike.

Our market area has a high level of commercial business activity. Businesses are concentrated in the service sector and retail trade areas. Major employers in our market area include Bayonne Medical Center and the Bayonne Board of Education.

Competition

The banking business in New Jersey is extremely competitive. We compete for deposits and loans with existing New Jersey and out-of-state financial institutions that have longer operating histories, larger capital reserves and more established customer bases. Our competition includes large financial service companies and other entities in addition to traditional banking institutions such as savings and loan associations, savings banks, commercial banks and credit unions.

Our larger competitors have a greater ability to finance wide-ranging advertising campaigns through their greater capital resources. Our marketing efforts depend heavily upon referrals from officers, directors, stockholders, selective advertising in local media and direct mail solicitations. We compete for business principally on the basis of personal service to customers, customer access to our officers and directors and competitive interest rates and fees.

In the financial services industry in recent years, intense market demands, technological and regulatory changes and economic pressures have eroded industry classifications that were once clearly defined. Banks have diversified their services, increased rates paid on deposits and become more cost effective as a result of competition with one another and with new types of financial service companies, including non-banking competitors. Some of the results of these market dynamics in the financial services industry have been a number of new bank and non-bank competitors, increased merger activity, and increased customer awareness of product and service differences among competitors.

Lending Activities

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of our loan portfolio by type of loan as a percentage of the respective portfolio.

	At December 31,
	2007		2006		2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Type of loans:					(Dollars in Thousands)
Real estate loans:
One- to four-family	$55,248	14.96%	$43,993	13.64%	$34,901	12.11%	$34,855	13.98%	$33,913	17.74%
Construction	49,984	13.53	38,882	12.06	28,743	9.98	19,209	7.70	10,009	5.24
Home equity	35,397	9.58	32,321	10.02	24,297	8.43	20,629	8.27	16,825	8.80
Commercial and multi-family	208,108	56.35	192,141	59.60	185,170	64.26	158,755	63.68	115,160	60.25
Commercial business	19,873	5.38	14,705	4.56	14,578	5.06	15,123	6.07	14,048	7.35
Consumer	739	0.20	396	0.12	456	0.16	744	0.30	1,183	0.62
Total	369,349	100.00%	322,438	100.00%	288,145	100.00%	249,315	100.00%	191,138	100.00%
Less:
Deferred loan fees, net	630		575		604		429		239
Allowance for loan losses	4,065		3,733		3,090		2,506		2,113
Total loans, net	$364,654		$318,130		$284,451		$246,380		$188,786

Loan Maturities.  The following table sets forth the contractual maturity of our loan portfolio at December 31, 2007.  The amount shown represents outstanding principal balances.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less.  Variable-rate loans are shown as due at the time of repricing.  The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due after 5 Years	Total
	(In Thousands)
One- to four-family	$4,959	$3,995	$46,294	$55,248
Construction	37,312	10,714	1,958	49,984
Home equity	1,864	4,784	28,749	35,397
Commercial and multi-family	16,726	53,030	138,352	208,108
Commercial business	10,911	2,631	6,331	19,873
Consumer	533	206	—	739
Total amount due	$72,305	$75,360	$221,684	$369,349

Loans with Predetermined or Floating or Adjustable Rates of Interest.  The following table sets forth the dollar amount of all loans at December 31, 2007 that are due after December 31, 2008, and have predetermined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family	$28,797	$21,492	$50,289
Construction	3,123	9,549	12,672
Home equity	31,032	2,501	33,533
Commercial and multi-family	39,522	151,860	191,382
Commercial business	2,722	6,240	8,962
Consumer	206	—	206
Total amount due	$105,402	$191,642	$297,044

Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years.  Our largest commercial loan had a principal balance of $2.5 million at December 31, 2007, and was secured by a mixed use property comprised of retail and office facilities.  Our largest multi-family loan had a principal balance of $4.4 million at December 31, 2007.  Both loans were performing in accordance with their terms on that date.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans.  The borrower’s creditworthiness and the feasibility and cash flow potential of the project is of primary concern in commercial and multi-family real estate lending. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  We intend to continue emphasizing the origination of loans secured by commercial real estate and multi-family properties.

One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance.  We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance.  We originate both fixed rate and adjustable rate loans.  One- to four-family loans may have terms of up to 30 years.  The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years.  We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30-year amortization period. We offer these loans with a fixed rate for the first five years with repricing following every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan.  We also broker for a third party lender one- to four-family residential loans, which are primarily fixed rate loans with terms of 30 years.  Our loan brokerage activities permit us to offer customers longer-term fixed rate loans we would not otherwise originate while providing a source of fee income.  During 2007, we brokered $23.0 million in one- to four-family loans and recognized gains of $420,000 from the sale of such loans.

All of our one- to four-family mortgages include “due on sale” clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing our single-family residential loans are made by state certified and licensed independent appraisers approved by our Board of Directors. Appraisals are performed in accordance with applicable regulations and policies.  At our discretion, we obtain either title insurance policies or attorneys’ certificates of title on all first mortgage real estate loans originated.  We also require fire and casualty insurance on all properties securing our one- to four-family loans.  We also require the borrower to obtain flood insurance where appropriate.  In some instances, we charge a fee equal to a percentage of the loan amount commonly referred to as points.

Construction Loans. We offer loans to finance the construction of various types of commercial and residential property.  We originated $48.4 million of such loans during the year ended December 31, 2007.  Construction loans to builders generally are offered with terms of up to eighteen months and interest rates are tied to the prime rate plus a margin.  These loans generally are offered as adjustable rate loans.  We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order.  Construction loan funds are disbursed as the project progresses.  At December 31, 2007, our largest construction loan was $3.3 million, of which $2.0 million was disbursed. This construction loan has been made for the construction of residential properties.  At December 31, 2007, this loan was performing in accordance with its terms.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  Additionally, if the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Home Equity Loansand Home Equity Lines of Credit.  We offer home equity loans and lines of credit that are secured by the borrower’s primary residence.  Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit.  Home equity loans and lines of credit are offered with terms up to 15 years.  Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate.  Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one- to four-family loans.  Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.  At December 31, 2007, the outstanding balances of home equity loans and lines of credit totaled $35.4 million, or 9.58% of our loan portfolio.

Commercial Business Loans.  Our commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income.  Our underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant’s business.  Commercial business loans are generally made to small and mid-sized companies located within the State of New Jersey. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan.  Our largest commercial business loan at December 31, 2007 had a principal balance of $3.9 million and was secured by a combination of commercial and residential real estate.

Commercial business loans generally have higher rates and shorter terms than one- to four-family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

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

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands)

Beginning of period	$322,438	$288,145	$249,315	$191,138	$123,435

Originations by Type:
Real estate mortgage:
One- to four-family residential	6,454	9,203	4,299	4,103	22,768
Construction	48,415	34,889	35,765	19,326	6,392
Home equity	14,512	15,821	13,998	14,212	9,393
Commercial and multi-family	55,892	51,542	70,471	64,219	62,966
Commercial business	16,987	7,946	8,968	8,628	2,544
Consumer	215	222	203	284	924
Total loans originated	142,475	119,623	133,704	110,772	104,987

Purchases:
Real estate mortgage:
One- to four-family residential	—	—	—	—	—
Construction	3,726	4,870	3,645	4,289	2,223
Home equity	—	—	—	—	—
Commercial and multi-family	5,267	1,737	—	8,450	3,207
Commercial business	600	400	1,000	—	—
Consumer	—	—	—	—	—
Total loans purchased	9,593	7,007	4,645	12,739	5,430

Sales:
Real estate mortgage:
One- to four-family residential	—	—	—	—	—
Construction	5,040	2,044	1,273	959	—
Home equity	—	—	—	—	—
Commercial and multi-family	1,275	3,388	—	788	3,480
Commercial business	—	—	—	1,128	—
Consumer	—	—	—	—	—
Total loans sold	6,315	5,432	1,273	2,875	3,480

Principal repayments	97,396	86,905	98,246	62,459	39,234
Transfer of loans to real estate owned	1,446	—	—	—	—
Total reductions	98,842	92,337	99,519	65,334	42,714

Increase (decrease) in other items, net	—	—	—	—	—
Net increase	46,911	34,293	38,830	58,177	67,703

Ending balance	$369,349	$322,438	$288,145	$249,315	$191,138

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

An attorney’s certificate of title is required on all newly originated real estate mortgage loans.  In connection with refinancing and home equity loans or lines of credit in amounts up to $250,000, we will obtain a record owner’s search in lieu of an attorney’s certificate of title.  Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2007, our outstanding loan origination commitments totaled $2.9 million, outstanding construction loans in progress totaled $40.0 million and undisbursed lines of credit totaled $14.5 million.

Non-performing and Problem Assets

Loan Delinquencies.  We send a notice of nonpayment to borrowers when their loan becomes 15 days past due.  If such payment is not received by month end, an additional notice of nonpayment is sent to the borrower.  After 60 days, if payment is still delinquent, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated.

Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.  Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2007, we had $3.8 million in non-accruing loans.  Our largest exposure of non-performing loans at that date consisted of one loan, with a principal balance of $1.4 million, to a civic organization in central New Jersey that has experienced a reduction in its revenue and as such has encountered difficulties in meeting its financial obligations.  A consistent, substantive and on-going dialogue has been established with the principals of this facility to ascertain, develop and implement a plan to address this situation.  Another loan relationship with an exposure of $1.2 million is also in non-accrual status.  This loan was originated in concert with another financial institution by means of a participation agreement on a parcel of real estate in Rumson, New Jersey.  The principal in this facility has filed for protection under the bankruptcy laws of the United States and this situation is presently being adjudicated under those applicable laws.

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired and a loan is not impaired during a period of delay in payment, if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.  We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2007, we had six loans totaling $3.8 million which are classified as impaired and on which loan loss allowances totaling $728,000 have been established.  During 2007, interest income of $64,000 was recognized on impaired loans.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2007				At December 31, 2006
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four- family residential	—	$—	1	$319	—	$—	—	$—
Construction	—	—	1	1,247	1	1,356	—	—
Home equity	—	—	1	149	—	—	—	—
Commercial and multi-family	2	1,770	5	2,558	—	—	1	307
Total	2	1,770	8	4,273	1	1,356	1	307

Commercial business	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	1	2	1	16
Total delinquent loans	2	$1,770	8	$4,273	2	$1,358	2	$323

Delinquent loans to total loans		0.48%		1.16%		0.42%		0.10%

	At December 31, 2005				At December 31, 2004
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four- family residential	—	$—	1	$79	—	$—	1	$173
Construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	1	29	—	—
Commercial and multi-family	—	—	4	803	—	—	1	313
Total	—	—	5	882	1	29	2	486

Commercial business	—	—	1	150	1	123	3	515
Consumer	—	—	—	—	—	—	1	3
Total delinquent loans	—	$—	6	$1,032	2	$152	6	$1,004

Delinquent loans to total loans		—%		0.36%		0.06%		0.40%

	At December 31, 2003
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four- family residential	1	$103	—	$—
Construction	—	—	—	—
Home equity	—	—	—	—
Commercial and multi-family	—	—	—	—
Total	1	103	—	—

Commercial business	3	355	3	386
Consumer	—	—	—	—
Total delinquent loans	4	$458	3	$386

Delinquent loans to total loans		0.24%		0.20%

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful.  For all years presented, BCB Community Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).  Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$319	$—	$—	$173	$—
Construction	1,247	—	—	—	—
Home equity	149	—	—	—	—
Commercial and multi-family	2,039	307	637	313	67
Commercial business	—	—	150	67	—
Consumer	—	16	—	—	—
Total	3,754	323	787	553	67

Accruing loans delinquent more than 90 days:
One- to four-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and multi-family	519	—	166	—	319
Commercial business	—	—	—	448	—
Consumer	—	—	79	3	—
Total	519	—	245	451	319

Total non-performing loans	4,273	323	1,032	1,004	386
Foreclosed assets	287	—	—	6	—

Total non-performing assets	$4,560	$323	$1,032	$1,010	$386
Total non-performing assets as a percentage of total assets	0.81%	0.06%	0.22%	0.27%	0.13%
Total non-performing loans as a percentage of total loans	1.16%	0.10%	0.36%	0.40%	0.20%

For the year ended December 31, 2007, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $287,000.  We received and recorded $64,000 in interest income for such loans for the year ended December 31, 2007.

Classified Assets.  Our policies provide for a classification system for problem assets.  Under this classification system, problem assets are classified as “substandard,” “doubtful,” “loss” or “special mention.”  An asset is considered substandard if it is inadequately protected by its current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that “some loss” will be sustained if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weakness present makes “collection or liquidation in full” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted, and the loan is charged-off.  Assets may be designated special mention because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2007, we had no assets classified as doubtful, $2.4 million in assets classified as substandard, all of which were also classified as impaired and $3.8 million in assets classified as special mention, of which $1.4 million was classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

Allowances for Loan Losses.  A provision for loan losses is charged to operations based on management’s evaluation of the losses that may be incurred in our loan portfolio.  The evaluation, including a review of all loans on which full collectability of interest and principal may not be reasonably assured, considers: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the level of loan growth; and (5) the existing level of reserves for loan losses that are possible and estimable.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Balance at beginning of period	$3,733	$3,090	$2,506	$2,113	$1,233

Charge-offs:
One- to four-family residential	—	—	—	—	—
Construction	270	—	—	—	—
Home equity	—	—	—	—	—
Commercial and multi-family	—	—	—	—	—
Commercial business	—	66	522	332	—
Consumer	15	1	24	—	—
Total charge-offs	285	67	546	332	—

Recoveries	17	85	12	35	—
Net charge-offs (recoveries)	268	(18)	534	297	—
Provisions charged to operations	600	625	1,118	690	880
Ending balance	$4,065	$3,733	$3,090	$2,506	$2,113

Ratio of non-performing assets to total assets at the end of period	0.81%	0.06%	0.22%	0.27%	0.13%

Allowance for loan losses as a percent of total loans outstanding	1.10%	1.16%	1.07%	1.01%	1.11%

Ratio of net charge-offs (recoveries) during the period to loans outstanding at end of the period	0.07%	(0.01)%	0.19%	0.13%	—%

Ratio of net charge-offs (recoveries) during the period to non-performing loans at the end of the period	6.27%	(5.57)%	51.74%	29.58%	—%

Allocation of the Allowance for Loan Losses.  The following table illustrates the allocation of the allowance for loan losses for each category of loan.  The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
	(Dollars in Thousands)
Type of loan:
One- to four-family	$221	14.96%	$69	13.64%	$76	12.11%	$78	13.98%	$105	17.74%
Construction	885	13.53	1,068	12.06	329	9.98	217	7.70	125	5.24
Home equity	172	9.58	126	10.02	91	8.43	82	8.27	50	8.80
Commercial and multi-family	2,476	56.35	2,285	59.60	2,180	64.26	1,669	63.68	1,178	60.25
Commercial business	262	5.38	168	4.56	401	5.06	444	6.07	649	7.35
Consumer	49	0.20	17	0.12	13	0.16	16	0.30	6	0.62
Total	$4,065	100.00%	$3,733	100.00%	$3,090	100.00%	$2,506	100.00%	$2,113	100.00%

Investment Activities

Investment Securities. We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments.  The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities.  Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held-to-maturity or securities available for sale.  Debt securities acquired with the intent and ability to hold to maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income.  All other debt securities are classified as available for sale to serve principally as a source of liquidity.

Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as held-to-maturity, available for sale or trading.  As of December 31, 2007, we had $165.0 million of securities classified as held-to-maturity, $2.1 million in securities classified as available for sale (consisting of 80,000 shares of a Fannie Mae preferred stock issue purchased at $25.15/share yielding 8.25% until December 31, 2010 and then yielding the greater of 7.75% per annum or 3-Month LIBOR plus 423 basis points; where the Dividend Rate will reset quarterly beginning 12/31/2010 and will be callable on that date and each fifth anniversary thereafter in whole or in part at the redemption price of $25.00/share plus accrued dividends from the most recent Payment Date), and no securities classified as trading.  Securities classified as available for sale are reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes.  At December 31, 2007, our securities classified as held-to-maturity had a fair value of $165.7 million.  Changes in the fair value of securities classified as held-to-maturity do not affect our income.  Management has the intent and we have the ability to hold securities classified as held-to-maturity.  During the year ended December 31, 2007, we had no securities sales.

At December 31, 2007, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and (iv) certificates of deposit.  The Board of Directors may authorize additional investments.  At December 31, 2007, our U.S. Government agency securities totaled $130.2 million, all of which were classified as held-to-maturity and which primarily consisted of callable securities issued by government sponsored enterprises.

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

Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio and Federal funds at the dates indicated.

	At December 31,
	2007	2006	2005
	(In Thousands)
Securities available for sale:
Equity securities	$2,056	$—	$—
Securities held to maturity:
U.S. Government and Agency securities	130,156	122,594	109,090
Mortgage-backed securities	34,861	26,078	30,912
Total securities held to maturity	165,017	148,672	140,002
Money market funds	3,500	17,500	18,500
FHLB stock	5,560	3,724	2,778
Total investment securities	$176,133	$169,896	$161,280

The following table shows our securities held-to-maturity purchase, sale and repayment activities for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)

Purchases:
Fixed-rate	$37,338	$37,500	$55,815
Total purchases	$37,338	$37,500	$55,815

Sales:
Fixed-rate	$—	$—	$7,345
Total sales	$—	$—	$7,345

Principal Repayments:
Repayment of principal	$21,010	$28,845	$25,531
Increase in other items, net	17	15	27
Net increases	$16,345	$8,670	$22,966

Maturities of Securities Portfolio.  The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank’s securities portfolio at December 31, 2007 by contractual maturity.  The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	As of December 31, 2007
	Within one year		More than One to five years		More than five to ten years		More than ten years			Total investment securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value	Carrying Value	Average Yield
	(Dollars in Thousands)

U.S. government agency securities	$4,000	4.31%	$25,312	4.76%	$15,988	4.96%	$84,856	6.11%	$131,022	$130,156	5.65%
Mortgage-backed securities	-	-	157	6.00	1,334	5.79	33,370	5.06	34,638	34,861	5.09
Equity securities	2,056	8.25	—	—	—	—	—	—	2,056	2,056	8.25
FHLB stock	5,560	8.40	—	—	—	—	—	—	5,560	5,560	8.40
Total investment securities	$11,616	6.97%	$25,469	4.77%	$17,332	5.02%	$118,226	5.81%	$173,276	$172,633	5.66%

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

The interest rates paid by us on deposits are set at the direction of our senior management.  Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements.  At December 31, 2007, we had no brokered deposits.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2007		2006		2005
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)

Demand	—%	$35,897	—%	$35,275	—%	$30,143
NOW	1.40	20,260	1.41	21,007	1.36	20,827
Money market	4.14	27,697	3.70	8,022	1.97	1,623
Savings and club accounts	1.71	100,441	1.91	117,617	2.16	167,534
Certificates of deposit	4.82	214,524	4.28	200,826	3.21	142,724
Total	3.30%	$398,819	2.99%	$382,747	2.30%	$362,851
__________
(1)  Represents the average rate paid during the year.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

Beginning of period	$382,747	$362,851	$337,243
Net deposits	3,135	9,241	17,696
Interest credited on deposit accounts	12,937	10,655	7,912
Total increase in deposit accounts	16,072	19,896	25,608
Ending balance	$398,819	$382,747	$362,851
Percent increase	4.20%	5.48%	7.59%

Jumbo Certificates of Deposit.  As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $102.8 million.  The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2007
Maturity Period	(In Thousands)
Within three months	$38,250
Three through twelve months	50,889
Over twelve months	13,691
Total	$102,830

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
1.00% - 1.99%	$929	0.43%	$1,539	0.76%	$—	—%
2.00% - 2.99%	698	0.33	1,511	0.75	21,056	14.75
3.00% - 3.99%	41,048	19.14	27,595	13.74	59,391	41.61
4.00% - 4.99%	64,688	30.15	89,740	44.69	62,045	43.48
5.00% - 5.99%	107,161	49.95	80,441	40.06	232	0.16
Total	$214,524	100.00%	$200,826	100.00%	$142,724	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2007.

	Maturity Date
	1 Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
Interest rate:
1.00% - 1.99%	$157	$769	$—	$3	$929
2.00% - 2.99%	642	11	—	45	698
3.00% - 3.99%	34,318	6,358	253	119	41,048
4.00%-4.99%	55,993	5,781	2,582	332	64,688
5.00%-5.99%	95,995	9,374	1,790	2	107,161
Total	$187,105	$22,293	$4,625	$501	$214,524

Borrowings.  Our advances from the FHLB of New York are secured by a pledge of our stock in the FHLB of New York and investment securities.  Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, we may also access the Federal Reserve Bank discount window to supplement our supply of funds that we can loan and to meet deposit withdrawal requirements.  During the year ended December 31, 2007 we had no short term borrowings and during the year ended December 31, 2006, we had average short-term borrowings, consisting of FHLB advances, of $705,000. The average short-term borrowings during the year ended December 31, 2006 had a weighted average cost of 4.93%. Our maximum short-term borrowings outstanding during 2006 was $1.0 million. At December 31, 2007, we had the ability to borrow approximately $103.2 million under our credit facilities with the FHLB of New York.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Balance at end of period	$—	$—	$—
Average balance during period	$—	$705	$9,691
Maximum outstanding at any month end	$—	$1,000	$21,400
Weighted average interest rate at end of period	—	—	—
Average interest rate during period	—	4.93%	3.14%

Employees

At December 31, 2007, we had 73 full-time and 31 part-time employees.  None of our employees is represented by a collective bargaining group.  We believe that our relationship with our employees is good.

Subsidiaries

We have one non-bank subsidiary.  BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities.  Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp.  At December 31, 2007, this company held $152.7 million in securities.

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

The Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such company’s voting shares) or (iii) merge or consolidate with any other bank holding company.  The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution is in danger of default.  Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The Company is subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. At December 31, 2007, BCB Bancorp, Inc., was considered to be a well capitalized Bank Holding Company.

The Federal Reserve may set higher capital requirements for holding companies whose circumstances warrant it.  For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

From time to time, the Federal Reserve Board and the other federal bank regulatory agencies propose changes to, and issue interpretations of, risk-based capital guidelines and related reporting instructions.  Such changes or interpretations could, if implemented in the future, affect the Company’s capital ratios and risk-adjusted assets.

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

Insurance of Deposits.  Our deposit accounts are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The Bank’s deposits, therefore, are subject to FDIC insurance assessments.

The FDIC regulations assess insurance premiums based on an institution’s risk.  Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating.  The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.  Federal law requires the FDIC to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The FDIC has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund.  In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

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

In addition to the risk-based capital rules, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio.  This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above.  At December 31, 2007, the Bank’s ratio of total capital to risk-weighted assets was 14.12%. Our Tier 1 capital to risk-weighted assets was 13.05%, and our Tier 1 capital to average assets was 8.81%.

Dividends.  The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions.  Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank capital stock or, if not, the payment of the dividend will not reduce the surplus.  In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), contains a broad range of legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients.  Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee.  In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time.  Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.  The Company’s Chief Executive Officer and Principal

Accounting Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley.  In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from trading the company’s securities during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted.  In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors.  The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates.  The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company’s “registered public accounting firm.”  Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer.  In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.  Under Sarbanes-Oxley, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date.  Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.  Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders.  Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls.  For the year ending December 31, 2009, we expect that our auditors will have to audit our internal control over financial reporting.

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

At December 31, 2007, $208.1 million, or 56.3% of our loan portfolio consisted of commercial and multi-family real estate loans.  We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower’s business.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may not be able to successfully maintain and manage our growth.

Since December 31, 2003, our assets have grown at a compound annual growth rate of 17.0%, our loan balances have grown at a compound annual growth rate of 17.9% and our deposits have grown at a compound annual growth rate of 12.0%.  Our ability to continue to grow depends, in part, upon our ability to expand our market presence, successfully attract core deposits, and identify attractive commercial lending opportunities.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income.  At December 31, 2007, our allowance for loan losses totaled $4.1 million, representing 1.10% of total loans.

While we have only been operating for seven years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate.  Although we believe we have underwriting standards to manage normal lending risks, and although we had $4.6 million, or 0.81% of total assets consisting of non-performing assets at December 31, 2007, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans.  We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

Net interest income is the most significant component of our operating income.  We do not rely on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services.  For the years ended December 31, 2007 and 2006, our net interest income was $17.2 million and $17.8 million, respectively.  The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities.  In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

Fluctuations in interest rates could reduce our profitability.

We realize income primarily from the difference between the interest we earn on loans and investments and the interest we pay on deposits and borrowings. The interest rates on our assets and liabilities respond differently to changes in market interest rates, which means our interest-bearing liabilities may be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates change, this “gap” between the amount of interest-earning assets and interest-bearing liabilities that reprice in response to these interest rate changes may work against us, and our earnings may be negatively affected.

We are unable to predict fluctuations in market interest rates, which are affected by, among other factors, changes in the following:

•	inflation rates;

•	business activity levels;

•	money supply; and

•	domestic and foreign financial markets.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions.  As of December 31, 2007, approximately 94.4% of our total loans were secured by real estate.  Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs.  Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls at December 31, 2007.   For the year ending December 31, 2009, we expect our auditors will have to audit our internal control over financial reporting. This is expected to result in additional expenses in 2009.   Moreover, a review of our financial systems and controls may uncover deficiencies in existing systems and controls. If that is the case, we would have to take the necessary steps to correct any deficiencies, which may be costly and may strain our management resources and negatively impact earnings.   We also would be required to disclose any such deficiencies, which could adversely affect the market price of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

At December 31, 2007, we conducted our business from our executive office located at 104-110 Avenue C, Bayonne, New Jersey, and our three branch offices, which are located in Bayonne and Hoboken.  The aggregate book value of our premises and equipment was

$5.9 million at December 31, 2007.  We own our executive office facility and lease our three branch offices.

ITEM 3.         LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business.  At December 31, 2007, we were not involved in any material legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BCB Bancorp, Inc.’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”  In order to list common stock on the Nasdaq Global Market, the presence of at least three registered and active market makers is required and BCB Bancorp, Inc. has at least three market makers.

The following table sets forth the high and low sales prices for BCB Bancorp, Inc. common stock for the periods indicated. As of December 31, 2007, there were 4,638,207 shares of BCB Bancorp, Inc. common stock outstanding.  At December 31, 2007, BCB Bancorp, Inc. had approximately 1,505 stockholders of record.

Fiscal 2007	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2007	$16.70	$14.80	$0.09
Quarter Ended September 30, 2007	16.50	15.06	0.08
Quarter Ended June 30, 2007	18.38	16.24	0.08
Quarter Ended March 31, 2007	17.87	16.16	0.07

Fiscal 2006	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2006	$17.10	$14.60	$—
Quarter Ended September 30, 2006	16.31	14.14	0.30
Quarter Ended June 30, 2006	17.12	15.02	—
Quarter Ended March 31, 2006	17.05	15.10	—

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2007 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans that were not approved by shareholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(2)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	400,212(1)	$9.83	-0-
Equity compensation plans not approved by shareholders	—	—	-0-
Total	400,212	$9.83	-0-
___________________
(1)	Consists of options to purchase (i) 126,693 shares of common stock under the 2002 Stock Option Plan and (ii) 273,519 shares of common stock under the 2003 Stock Option Plan.
(2)
The weighted average exercise price reflects the exercise prices ranging from $9.34 to $15.65 per share for options granted under the 2003 Stock Option Plan and ranging from $5.29 to $15.65 per share for options under the 2002 Stock Option Plan.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on May 1, 2003 through December 31, 2007, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, and (c) the cumulative total return of Nasdaq Market Index over such period.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	05/01/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
BCB Bancorp, Inc.	$100.00	$153.65	$167.18	$170.24	$186.53	$176.42
NASDAQ Composite	100.00	136.05	147.73	149.76	164.02	180.11
SNL Bank Index	100.00	126.27	141.50	143.43	167.77	130.37

On April 26, 2007, the Company announced a stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the Company’s common stock.  On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company’s common stock.  This plan will commence upon completion of the prior plan.  Set forth below is information regarding purchases of our common stock made by or on behalf of the Company during the fourth quarter of 2007.

Period	Total number of shares purchased	Average price per share paid	Total number of shares purchased as part of a publicly announced program	Number of shares remaining to be purchased under program
October 1-31	5,756	$15.55	5,756	67,367
November 1-30	32,354	16.44	38,110	269,015
December 1-31	39,488	16.56	77,598	229,527

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.  The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the common stock dividends paid by the Company.

	Selected financial condition data at December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Total assets	$563,477	$510,835	$466,242	$378,289	$300,676
Cash and cash equivalents	11,780	25,837	25,147	4,534	11,786
Securities, held to maturity	165,017	148,672	140,002	117,036	90,313
Loans receivable	364,654	318,130	284,451	246,380	188,786
Deposits	398,819	382,747	362,851	337,243	253,650
Borrowings	114,124	74,124	54,124	14,124	25,000
Stockholders’ equity	48,510	51,963	47,847	26,036	21,167

	Selected operating data for the year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for per share amounts)
Net interest income	$17,173	$17,784	$15,883	$13,755	$9,799
Provision for loan losses	600	625	1,118	690	880
Non-interest income	1,092	1,260	915	623	480
Non-interest expense	10,718	9,632	8,206	7,661	5,390
Income tax	2,509	3,220	2,745	2,408	1,614
Net income	$4,438	$5,567	$4,729	$3,619	$2,395
Net income per share:
Basic	$0.92	$1.11	$1.25	$0.97	$0.67
Diluted	$0.90	$1.08	$1.20	$0.93	$0.64
Dividends declared per share	$0.32	$0.30	$—	$—	$—

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.83%	1.13%	1.14%	1.01%	1.03%
Return on average stockholders’ equity (ratio of net income to average stockholders’ equity)	8.86	11.12	16.00	15.45	11.97
Non-interest income to average assets	0.20	0.26	0.21	0.17	0.21
Non-interest expense to average assets	1.99	1.96	1.98	2.15	2.32
Net interest rate spread during the period	2.71	3.19	3.69	3.73	4.03
Net interest margin (net interest income to average interest earning assets)	3.26	3.69	3.98	3.96	4.34
Ratio of average interest-earning assets to average interest-bearing liabilities	116.94	118.09	112.33	111.63	116.42
Cash dividend payout ratio	34.78	26.98	—	—	—

Asset Quality Ratios:
Non-performing loans to total loans at end of period	1.16	0.10	0.36	0.40	0.20
Allowance for loan losses to non-performing loans at end of period	95.13	1,155.73	299.42	249.60	547.48
Allowance for loan losses to total loans at end of period	1.10	1.16	1.07	1.01	1.11

Capital Ratios:
Stockholders’ equity to total assets at end of period	8.61	10.17	10.26	6.88	7.04
Average stockholders’ equity to average total assets	9.32	10.19	7.14	6.57	8.62
Tier 1 capital to average assets	9.24	10.91	7.75	7.75	7.02
Tier 1 capital to risk weighted assets	13.05	15.36	11.59	11.84	10.47

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion, and other written material, and statements management may make, may contain certain forward-looking statements regarding the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in the Company’s Annual Report on Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by the use of the words “plan,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will,” “should,” “could,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms.  The Company’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in market interest rates, general economic conditions, legislation, and regulation; changes in monetary and fiscal policies of the United States Government, including policies of the United States Treasury and Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, loans, deposits and investment products in the Company’s local markets; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical and technological factors affecting the Company’s operations, pricing and services.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that can have a significant impact on the Company’s financial position and results of operations that require the use of complex and subjective estimates based upon past experiences and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  Below are those policies applied in preparing the Company’s consolidated financial statements that management believes are the most dependent on the application of estimates and assumptions.  For additional accounting policies, see Note 2 of “Notes to Consolidated Financial Statements.”

Allowance for Loan Losses

Loans receivable are presented net of an allowance for loan losses.  In determining the appropriate level of the allowance, management considers a combination of factors, such as economic and industry trends, real estate market conditions, size and type of loans in portfolio, nature and value of collateral held, borrowers’ financial strength and credit ratings, and prepayment and default history.  The calculation of the appropriate allowance for loan losses requires a substantial amount of judgment regarding the impact of the aforementioned factors, as well as other factors, on the ultimate realization of loans receivable.

Stock Options

The Company had, through December 31, 2005, the choice to account for stock options using either Accounting Principles Board Opinion No. 25 (“APB 25”) or Statement of Financial Accounting Standards (“Statement”) No. 123, “Accounting for Stock-Based Compensation.”

For the year ended December 31, 2005, the Company elected to use the accounting method under APB 25 and the related interpretations to account for its stock options.  Under APB 25, generally, when the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  On December 14, 2005, the Board of Directors of the Company approved the accelerated vesting and exercisability of all unvested and unexercisable stock options granted as a part of the 2003 and 2002 Stock Option Plans effective December 20, 2005.  Had the Company elected to use Statement No. 123 to account for its stock options under the fair value method, it would have been required to record compensation expense and, as a result, diluted earnings per share for the fiscal year ended December 31, 2005 would have been lower by $0.32. No stock options were granted prior to 2002. See Note 2 to “Notes to Consolidated Financial Statements.”  Effective January 1, 2006, the Company accounts for stock options pursuant to Statement No. 123 (revised 2004).  The acceleration of vesting was done primarily to avoid the recording of compensation expense in future years.

Financial Condition

Comparison at December 31, 2007 and at December 31, 2006

Since we commenced operations in 2000 we have sought to grow our assets and deposit base consistent with our capital requirements. We offer competitive loan and deposit products and seek to distinguish ourselves from our competitors through our service and availability. Total assets increased by $52.7 million or 10.3% to $563.5 million at December 31, 2007 from $510.8 million at December 31, 2006 as the Company continued to grow the Bank’s balance sheet with loans and securities funded primarily through growth in the Bank’s deposit base and the utilization of wholesale funding sources, specifically Federal Home Loan Bank advances.

Total cash and cash equivalents decreased by $14.0 million or 54.3% to $11.8 million at December 31, 2007 from $25.8 million at December 31, 2006 as the Company recognized that, with money market rates decreasing, specifically during the second half of 2007, management deployed those liquid assets into higher yielding loans and investment securities. Securities held-to-maturity increased by $16.3 million or 11.0% to $165.0 million at December 31, 2007 from $148.7 million at December 31, 2006. The increase was primarily attributable to the purchase of $25.0 million in callable agency securities and $12.3 million in mortgage backed securities, partially offset by call options exercised on $15.4 million of callable agency securities, maturities of $2.0 million of callable agency securities and $3.6 million of repayments and prepayments in the mortgage backed securities portfolio during the year ended December 31, 2007.

Loans receivable increased by $46.6 million or 14.6% to $364.7 million at December 31, 2007 from $318.1 million at December 31, 2006. The increase resulted primarily from a $38.3 million increase in real estate mortgages comprising residential, commercial and construction loans, net of amortization, a $3.4 million increase in consumer loans, net of amortization, and a $5.2 million increase in commercial loans consisting primarily of business loans and commercial lines of credit partially offset by a $332,000 increase in the allowance for loan losses. At December 31, 2007, the allowance for loan losses was $4.1 million or 1.10% of total loans. The growth in loans receivable was primarily attributable to competitive pricing in a lower than historically normal interest rate environment and a vibrant local economy where residential construction and rehabilitation remain active.

Deposit liabilities increased by $16.1 million or 4.2% to $398.8 million at December 31, 2007 from $382.7 million at December 31, 2006. The increase resulted primarily from an increase of $13.7 million or 6.8% in time deposits to $214.5 million from $200.8 million and an increase of $19.6 million or 30.5% in demand deposits to $83.9 million from $64.3 million, partially offset by a decrease of $17.2 million or 14.6% in savings and club accounts to $100.4 million from $117.6 million. The decrease in savings and club account balances resulted primarily from internal disintermediation brought on by an increasingly competitive local market for deposit growth. The Bank has been able to achieve these growth rates through competitive pricing on select deposit products.

Borrowed money increased by $40.0 million or 54.0% to $114.1 million at December 31, 2007 from $74.1 million at December 31, 2006. The increase in borrowings reflects the use of long-term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities.

Total stockholders’ equity decreased by $3.5 million or 6.7% to $48.5 million at December 31, 2007 from $52.0 million at December 31, 2006. The decrease in stockholders’ equity primarily reflects the repurchase of 385,358 shares of the Company’s common stock through the stock repurchase plans in place and effect through the year totaling $6.5 million and cash dividends paid through the year totaling $1.6 million, partially offset by net income of $4.4 million for the year ended December 31, 2007. At December 31, 2007 the Bank’s Tier 1 leverage, Tier 1 risk-based and Total risk-based capital ratios were 8.81%, 13.05%, and 14.12% respectively.

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

	At December 31, 2007		The year ended December 31, 2007			The year ended December 31, 2006
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest earned/paid	Average Yield/Cost (5)	Average Balance	Interest earned/paid	Average Yield/ Cost (5)
Interest-earning assets:	(Dollars in Thousands)
Loans receivable (1)	$362,721	7.23%	$339,057	$24,365	7.19%	$315,493	$22,770	7.22%
Investment securities(2)	172,633	5.66	161,707	8,843	5.47	153,628	8,046	5.24
Interest-earning deposits	8,810	3.63	26,010	1,182	4.54	12,569	445	3.54
Total interest-earning assets	544,164	6.68%	526,774	34,390	6.53%	481,690	31,261	6.49%

Interest-earning liabilities:
Interest-bearing demand deposits	$20,260	1.38%	$21,076	$294	1.40%	$21,397	302	1.41%
Money market deposits	27,697	3.87	17,212	712	4.14	3,353	124	3.70
Savings deposits	100,441	1.64	108,921	1,866	1.71	137,046	2,611	1.91
Certificates of deposit	214,524	4.86	209,828	10,109	4.82	182,340	7,807	4.28
Borrowings	114,124	4.46	93,412	4,236	4.54	63,775	2,633	4.13
Total interest-bearing liabilities	477,046	3.88%	450,449	17,217	3.82%	407,911	13,477	3.30%

Net interest income				$17,173			$17,784

Interest rate spread(3)		2.80%			2.71%			3.19%
Net interest margin(4)					3.26%			3.69%
Ratio of interest-earning assets to interest-bearing liabilities	114.07%		116.94%			118.09%

(1)	Excludes allowance for loan losses.
(2)	Includes Federal Home Loan Bank of New York stock.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average yields are computed using annualized interest income and expense for the periods.

	The year ended December 31, 2005
	Average Balance	Interest earned/paid	Average Yield/Cost (5)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$274,306	$18,760	6.84%
Investment securities(2)	124,315	6,297	5.07
Interest-earning deposits	4,700	71	1.51
Total interest-earning assets	403,321	25,128	6.23%

Interest-earning liabilities:
Interest-bearing demand deposits	$20,815	284	1.36%
Money market deposits	2,289	45	1.97
Savings deposits	183,288	3,958	2.16
Certificates of deposit	116,560	3,736	3.21
Borrowings	33,527	1,222	3.64
Total interest-bearing liabilities	356,479	9,245	2.59%

Net interest income		$15,883

Interest rate spread(3)			3.64%
Net interest margin(4)			3.94%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.14%
_____________________________________
(1)	Excludes allowance for loan losses.
(2)	Includes Federal Home Loan Bank of New York stock.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average yields are computed using annualized interest income and expense for the periods.

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

	Years Ended December 31,
	2007 vs. 2006				2006 vs. 2005
	Increase/(Decrease)				Increase/(Decrease)
	Due to			Total	Due to			Total
			Rate/	Increase			Rate/	Increase
	Volume	Rate	Volume	(Decrease)	Volume	Rate	Volume	(Decrease)
	(In Thousands)
Interest income:
Loans receivable	$1,701	$(98)	$(8)	$1,595	$2,817	$1,037	$156	$4,010
Investment securities	423	355	19	797	1,485	214	50	1,749
Interest-earning deposits
with other banks	476	126	135	737	119	95	160	374
Total interest-earning assets	2,600	383	146	3,129	4,421	1,346	366	6,133

Interest expense:
Interest-bearing demand accounts	(4)	(4)	—	(8)	8	10	—	18
Money market	512	15	61	588	21	40	18	79
Savings and club	(536)	(263)	54	(745)	(999)	(466)	118	(1,347)
Certificates of Deposits	1,177	978	147	2,302	2,108	1,255	708	4,071
Borrowed funds	1,224	259	120	1,603	1,103	162	146	1,411

Total interest-bearing liabilities	2,373	985	382	3,740	2,241	1,001	990	4,232
Change in net interest income	$227	$(602)	$(236)	$(611)	$2,180	$345	$(624)	$1,901

Results of Operations for the Years Ended December 31, 2007 and 2006

Net income decreased by $1.13 million or 20.3% to $4.44 million for the year ended December 31, 2007 from $5.57 million for the year ended December 31, 2006. The decrease in net income resulted primarily from decreases in net interest income and non-interest income and an increase in non-interest expense, partially offset by decreases in the provision for loan losses, and income taxes. Net interest income decreased by $611,000 or 3.4% to $17.2 million for the year ended December 31, 2007 from $17.8 million for the year ended December 31, 2006. This decrease in net interest income resulted primarily from an increase of $42.6 million or 10.4% in the average balance of interest-bearing liabilities to $450.5 million for the year ended December 31, 2007 from $407.9 million for the year ended December 31, 2006 and an increase in the cost of interest-bearing liabilities to 3.82% for the year ended December 31, 2007 from 3.30% for the year ended December 31, 2006. The average balance of interest-earning assets increased by $45.1 million or 9.4% to $526.8 million at December 31, 2007 from $481.7 million at December 31, 2006 while the yield on interest-earning assets increased slightly to 6.53% for the year ended December 31, 2007 from 6.49% for the year ended December 31, 2006. As a consequence of the aforementioned, our net interest margin decreased to 3.26% for the year ended December 31, 2007 from 3.69% for the year ended December 31, 2006.

Interest income on loans receivable increased by $1.6 million or 7.0% to $24.4 million for the year ended December 31, 2007 from $22.8 million for the year ended December 31,

2006. The increase was primarily due to an increase in average loans receivable of $23.6 million or 7.5% to $339.1 million for the year ended December 31, 2007 from $315.5 million for the year ended December 31, 2006, partially offset by a slight decrease in the average yield on loans receivable to 7.19% for the year ended December 31, 2007 from 7.22% for the year ended December 31, 2006. The increase in the average balance of loans reflects management’s philosophy of deploying funds in higher yielding instruments, specifically commercial real estate loans in an effort to achieve higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area for commercial and construction loans as well as the effect of the actions taken by the Federal Open Market Committee to reduce interest rates during the latter half of 2007.

Interest income on securities increased by $797,000 or 9.9% to $8.8 million for the year ended December 31, 2007 from $8.0 million for the year ended December 31, 2006. The increase was primarily attributable to an increase in the average balance of securities of $8.1 million or 5.3% to $161.7 million for the year ended December 31, 2007 from $153.6 million for the year ended December 31, 2006, and an increase in the average yield on securities to 5.47% for the year ended December 31, 2007 from 5.24% for the year ended December 31, 2006. The increase in average balances reflects management’s philosophy to deploy funds in investments, absent an opportunity to originate higher yielding loans, in an effort to achieve higher returns.

Interest income on other interest-earning assets consisting primarily of federal funds sold increased by $737,000 or 165.6% to $1.2 million for the year ended December 31, 2007 from $445,000 for the year ended December 31, 2006. This increase was primarily due to an increase in the average balance of other interest-earning assets of $13.4 million or 106.3% to $26.0 million for the year ended December 31, 2007 from $12.6 million for the year ended December 31, 2006 and an increase in the average yield on other interest-earning assets to 4.54% for the year ended December 31, 2007 from 3.54% for the year ended December 31, 2006. During 2007, as short term interest rates remained elevated and the yield curve remained inverted through the majority of the year, increased balances in cash and cash equivalent accounts, in the absence of higher yielding loan product, provided a competitive yield while affording management the latitude to research more profitable investment opportunities.

Total interest expense increased by $3.7 million or 27.4% to $17.2 million for the year ended December 31, 2007 from $13.5 million for the year ended December 31, 2006. This increase resulted from an increase in the average balance of total interest-bearing deposit liabilities of $12.9 million or 3.7% to $357.0 million for the year ended December 31, 2007 from $344.1 million for the year ended December 31, 2006, and an increase of $29.6 million or 46.4% in average borrowings to $93.4 million for the year ended December 31, 2007, from $63.8 million for the year ended December 31, 2006, as well as an increase in the average cost of interest-bearing liabilities to 3.82% for the year ended December 31, 2007 from 3.30% for the year ended December 31, 2006.

The provision for loan losses totaled $600,000 and $625,000 for the years ended December 31, 2007 and 2006, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During 2007, the Bank experienced $268,000 in net charge-offs (consisting of $285,000 in charge-offs and $17,000 in recoveries). During 2006, the Bank experienced $18,000 in net recoveries (consisting of $85,000 in recoveries and $67,000 in charge-offs). The Bank had non-accrual loans totaling $3.8 million at December 31, 2007 and $323,000 at December 31, 2006. The allowance for loan losses stood at $4.1 million or 1.10% of gross total loans at December 31, 2007 as compared to $3.7 million or 1.16% of gross total loans at December 31, 2006. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize loses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2007 and 2006.

Total non-interest income decreased by $168,000 or 13.3% to $1.1 million for the year ended December 31, 2007 from $1.3 million for the year ended December 31, 2006. The decrease in non-interest income resulted primarily from a $215,000 decrease in gain on sales of loans originated for sale, to $420,000 for the year ended December 31, 2007 from $635,000 for the year ended December 31, 2006, partially offset by a $34,000 increase in fees, service charges and other income to $659,000 for the year ended December 31, 2007 from $625,000 for the year ended December 31, 2006 and a $13,000 increase in gain on sale of non-performing loans. The decrease in gain on sale of loans originated for sale reflects the softening one-to four-family residential real estate market during the year 2007.

Total non-interest expense increased by $1.1 million or 11.5% to $10.7 million for the year ended December 31, 2007 from $9.6 million for the year ended December 31, 2006. The increase in 2007 was primarily due to an increase of $489,000 or 9.4% in salaries and employee benefits expense to $5.7 million for the year ended December 31, 2007 from $5.2 million for the year ended December 31, 2006 as the Bank increased staffing levels and compensation in an effort to service its growing customer base. Full time equivalent employees increased to ninety-three (93) at December 31, 2007 from eighty-seven (87) at December 31, 2006 and eighty-two (82) at December 31, 2005. Occupancy expense increased by $100,000 or 11.1% to $1.0 million for the year ended December 31, 2007 from $900,000 for the year ended December 31, 2006. Equipment expense increased by $172,000 or 9.9% to $1.9 million for the year ended December 31, 2007 from $1.7 million for the year ended December 31, 2006. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Advertising expense remained relatively stable at $326,000 for the year ended December 31, 2007 as compared to $329,000 for the year ended December 31, 2006. Other non-interest expense increased by $328,000 or 22.5% to $1.8 million for the year ended December 31, 2007 from $1.5 million for the year ended December 31, 2006. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $711,000 or 22.1% to $2.5 million for the year ended December 31, 2007 from $3.2 million for the year ended December 31, 2006 reflecting decreased pre-tax income earned during the former time period. The consolidated effective income tax rate for the year ended December 31, 2007 was 36.1% and for the year ended December 31, 2006 was 36.6%.

Results of Operations for the Years Ended December 31, 2006 and 2005

Net income increased by $838,000 or 17.7% to $5.57 million for the year ended December 31, 2006 from $4.73 million for the year ended December 31, 2005. The increase in net income resulted primarily from increases in net interest income and non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and income taxes. Net interest income increased by $1.9 million or 11.9% to $17.8 million for the year ended December 31, 2006 from $15.9 million for the year ended December 31, 2005. This increase resulted primarily from an increase in average interest-earning assets of $78.4 million or 19.4% to $481.7 million for the year ended December 31, 2006 from $403.3 million for the year ended December 31, 2005 and an increase in the yield on average interest-earning assets to 6.49% for the year ended December 31, 2006 from 6.23% for the year ended December 31, 2005, partially offset by an increase in average interest-bearing liabilities of $51.4 million or 14.4% to $407.9 million for the year ended December 31, 2006 from $356.5 million for the year ended December 31, 2005 and an increase in the cost of average interest-bearing liabilities to 3.30% for the year ended December 31, 2006 from 2.59% for the year ended December 31, 2005. The disproportionate increase in the cost of deposits as compared to our yield on assets reduced our net interest margin to 3.69% for the year ended December 31, 2006 from 3.94% for the year ended December 31, 2005.

Interest income on loans receivable increased by $4.0 million or 21.3% to $22.8 million for the year ended December 31, 2006 from $18.8 million for the year ended December 31, 2005. The increase was primarily due to an increase in average loans receivable of $41.2 million or 15.0% to $315.5 million for the year ended December 31, 2006 from $274.3 million for the year ended December 31, 2005 and an increase in the average yield on loans receivable to 7.22% for the year ended December 31, 2006 from 6.84% for the year ended December 31, 2005. The increase in the average balance of loans reflects management’s philosophy of deploying funds in higher yielding loans, specifically commercial real estate as opposed to lower yielding investments in government securities. The increase in average yield reflects the Bank’s diligence in deploying funds into prime based lending products whose yield increased as the Federal Open Market Committee continued to increase short-term interest rates throughout the first half of 2006.

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

Total non-interest income increased by $345,000 or 37.7% to $1.3 million for the year ended December 31, 2006 from $915,000 for the year ended December 31, 2005. The increase in non-interest income resulted primarily from a $322,000 increase in gain on sales of loans originated for sale, and a $51,000 increase in fees, service charges and other income, partially offset by a $28,000 decrease in gain on sale of securities as the Bank did not engage in any securities sales during the year ended December 31, 2006 as opposed to a gain of $28,000 recorded in the year ended December 31, 2005. As the sales consummated during the year ended December 31, 2005 were from the held-to-maturity category, certain language located in the text of FASB 115 was invoked to allow the sale of those securities to occur without tainting the rest of the portfolio.

Total non-interest expense increased by $1.4 million or 17.1% to $9.6 million for the year ended December 31, 2006 from $8.2 million for the year ended December 31, 2005. The increase in 2006 was primarily due to an increase of $782,000 or 17.7% in salaries and employee benefits expense to $5.2 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005 as the Bank increased staffing levels and compensation in an effort to service its growing customer base. Full time equivalent employees increased to eighty-seven (87) at December 31, 2006 from eighty-two (82) at December 31, 2005 and seventy-five (75) at December 31, 2004. Occupancy expense increased by $199,000 or 28.4% to $900,000 for the year ended December 31, 2006 from $701,000 for the year ended December 31, 2005 primarily as a result of the Bank securing a lease for the opening of a branch office in Hoboken, New Jersey. This office commenced operations during the first half of 2007. Equipment expense increased by $153,000 or 9.7% to $1.73 million for the year ended December 31, 2006 from $1.58 million for the year ended December 31, 2005. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Advertising expense increased by $165,000 or 100.6% to $329,000 for the year ended December 31, 2006 from $164,000 for the year ended December 31, 2005. The increase in advertising expense relates to advertisements for deposit and loan promotions in an effort to attract additional business during the past year. Other non-interest expense increased by $127,000 or 9.5% to $1.46 million for the year ended December 31, 2006 from $1.33 million for the year ended December 31, 2005. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

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

Our primary investing activities are the origination of commercial and multi-family real estate loans, one- to four-family mortgage loans, construction, commercial business and consumer loans, as well as the purchase of mortgage-backed and other investment securities. During 2007 loan originations totaled $142.5 million compared to $119.6 million and $133.7 million for 2006 and 2005, respectively.  The continued strength of loan originations reflects management’s efforts to increase our total assets, the continued focus on increasing commercial and multi-family lending operations and the refinance market in 2007.

During 2007, cash flow provided by the calls, maturities and principal repayments and prepayments received on securities held-to-maturity amounted to $21.0 million compared to $28.8 million and $25.5 million in 2006 and 2005. Deposit growth provided $16.1 million, $19.9 million and $25.6 million of funding to facilitate asset growth for the years ending December 31, 2007, 2006 and 2005, respectively.  Borrowings increased $40.0 million in 2007 with additional borrowings of $55.0 million and repayment of $15.0 million through the FHLB.

Loan Commitments.  In the ordinary course of business the Bank extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the Bank does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customers’ creditworthiness.  Commitments to extend credit may be written on a fixed rate basis exposing the Bank to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit.  The Bank had outstanding commitments to originate and fund loans of approximately $57.4 million and $48.4 million at December 31, 2007 and 2006, respectively.

The following tables sets forth our contractual obligations and commercial commitments at December 31, 2007.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years
	(In Thousands)
Borrowed money	$114,124	$—	$—	$—	$114,124
Lease obligations	4,712	415	791	481	3,025
Certificates of deposit	214,514	187,105	26,918	449	52
Total	$333,350	$187,520	$27,709	$930	$117,201

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U. S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. Statement No. 157 is effective for our Company January 1, 2008. The Company does not expect that the adoption of Statement No. 157 will have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Statement No. 159 is effective for our Company January 1, 2008. The Company does not expect that the adoption of Statement No. 159 will have a material impact on our consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company expects that EITF 06-10 will not have a material impact on its consolidated financial position and results of operations.

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after

December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on its consolidated financial statements.

SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement No. 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s consolidated financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management of Market Risk

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

Quantitative Analysis.  The following table presents the Company’s net portfolio value (“NPV”).  These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of December 31, 2007.  Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months.  The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates.  The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of December 31, 2007.  The following sets forth the Company’s NPV as of December 31, 2007.

Change in		Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
calculation		Value	PAR	PAR	NPV Ratio	Change
+300	bp	$26,967	$(36,396)	(57.44)%	5.24%	(595	)bp
+200	bp	39,324	(24,039)	(37.94)	7.41	(378)
+100	bp	52,204	(11,159)	(17.61)	9.52	(167)
PAR		63,363	—	—	11.19	—
-100	bp	55,530	(7,833)	(12.36)	9.64	(155)
-200	bp	48,436	(14,927)	(23.56)	8.30	(289)
-300	bp	39,306	(24,057)	(37.97)	6.66	(453)

__________ bp-basis points

The table above indicates that at December 31, 2007, in the event of a 100 basis point decrease in interest rates, we would experience a 12.36% decrease in NPV.  In the event of a 100 basis point increase in interest rates, we would experience a 17.61% decrease in NPV.

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

None.

ITEM 9A.(T)  CONTROLS AND PROCEDURES

(a)            Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)            Management’s Annual Report on Internal Control over Financial Reporting

Management of BCB Bancorp, Inc., and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Operating Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2007 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)            Changes in Internal Controls over Financial Reporting.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics is available for free by writing to:  President and Chief Executive Officer, BCB Bancorp, Inc., 104-110 Avenue C, Bayonne, New Jersey 07002.  The Code of Ethics is filed as an exhibit to this Form 10-K.

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) is incorporated herein by reference in response to the disclosure requirements of Items 401, 405, 406, 407(d)(4) and 407(d)(5) of Regulation S-K.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2008 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11.       EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

The “Proposal I—Election of Directors” section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to Beard Miller Company LLP.”

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

(C)	Consolidated Statements of Income for each of the Years in the Three-Year period ended December 31, 2007

(D)	Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2007

(E)	Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2007

(F)	Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)	Exhibits

3.1	Certificate of Incorporation of BCB Bancorp, Inc.****
3.2	Bylaws of BCB Bancorp, Inc.**
3.3	Specimen Stock Certificate*
10.1	BCB Community Bank 2002 Stock Option Plan***
10.2	BCB Community Bank 2003 Stock Option Plan***
10.3	2005 Director Deferred Compensation Plan****
10.4	Change in Control Agreement with Donald Mindiak*****
10.5	Change in Control Agreement with James E. Collins*****
10.6	Change in Control Agreement with Thomas M. Coughlin*****
10.7	Change in Control Agreement with Olivia Klim*****
10.8	Change in Control Agreement with Amer Saleem*****
10.9	Executive Agreement with Donald Mindiak*****
10.10	Executive Agreement with James E. Collins*****
10.11	Executive Agreement with Thomas M. Coughlin*****
10.12	Executive Agreement with Olivia Klim*****
10.13	Executive Agreement with Amer Saleem*****
10.14	Amendment to 2002 and 2003 Stock Option Plans******

13	Consolidated Financial Statements
14	Code of Ethics***
21	Subsidiaries of the Company****
23	Accountant’s Consent to incorporate consolidated financial statements in Form S-8
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

**	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

***	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.

****
Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

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

BCB BANCORP, INC.

Date: March 14, 2008	By:	/s/ Donald Mindiak
Donald Mindiak
President, Chief Executive Officer
and Chief Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald Mindiak	President, Chief Executive	March 14, 2008
Donald Mindiak	Officer, Chief Financial Officer
and Director (Principal Executive Officer)

/s/ Thomas M. Coughlin	Vice President, Chief Operating	March 14, 2008
Thomas M. Coughlin	Officer (Principal Accounting
Officer) and Director

/s/ Mark D. Hogan	Chairman of the Board	March 14, 2008
Mark D. Hogan

/s/ Robert Ballance	Director	March 14, 2008
Robert Ballance

/s/ Judith Q. Bielan	Director	March 14, 2008
Judith Q. Bielan

/s/ Joseph J. Brogan	Director	March 14, 2008
Joseph J. Brogan

/s/ James E. Collins	Director	March 14, 2008
James E. Collins

/s/ Joseph Lyga	Director	March 14, 2008
Joseph Lyga

/s/ Alexander Pasiechnik	Director	March 14, 2008
Alexander Pasiechnik

/s/ August Pellegrini, Jr.	Director	March 14, 2008
August Pellegrini, Jr.

/s/ Joseph Tagliareni	Director	March 14, 2008
Joseph Tagliareni

EXHIBIT INDEX

3.1	Certificate of Incorporation of BCB Bancorp, Inc.****

3.2	Bylaws of BCB Bancorp, Inc.**

3.3	Specimen Stock Certificate*

10.1	BCB Community Bank 2002 Stock Option Plan***

10.2	BCB Community Bank 2003 Stock Option Plan***

10.3	2005 Director Deferred Compensation Plan****
10.4	Change in Control Agreement with Donald Mindiak*****
10.5	Change in Control Agreement with James E. Collins*****
10.6	Change in Control Agreement with Thomas M. Coughlin*****
10.7	Change in Control Agreement with Olivia Klim*****
10.8	Change in Control Agreement with Amer Saleem*****
10.9	Executive Agreement with Donald Mindiak*****
10.10	Executive Agreement with James E. Collins*****
10.11	Executive Agreement with Thomas M. Coughlin*****
10.12	Executive Agreement with Olivia Klim*****
10.13	Executive Agreement with Amer Saleem*****
10.14	Amendment to 2002 and 2003 Stock Option Plans******
13	Consolidated Financial Statements

14	Code of Ethics***

21	Subsidiaries of the Company****

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________
*	Incorporated by reference to the Form 8k-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

**	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

***	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.

****
Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

*****
Incorporated by reference to Exhibit 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12 and 10.13 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005.

******	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.