Form 10-K/A
period 2007-12-31
BCB BANCORP INC
filed 2008-04-08
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of March 10, 2008, there were issued 5,078,858 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholder (Part II and IV).

PLEASE NOTE

This Form 10K-A is being filed as an amendment to our form 10K dated December 31, 2007, and originally filed on March 21, 2008. Through the process of edgarization a portion of the Consolidated Statements of Income, page three of the Company’s audited financial statements was inadvertently deleted. Attached hereto the complete Consolidated Statements of Income may be found.

Consolidated Statements of Income

Years Ended December 31,
2007	2006	2005
(In Thousands, Except for Per Share Data)
Interest Income
Loans, including fees	$24,365	$22,770	$18,760
Securities	8,843	8,046	6,297
Other interest-earning assets	1,182	445	71

Total Interest Income	34,390	31,261	25,128

Interest Expense
Deposits:
Demand	1,006	426	329
Savings and club	1,866	2,611	3,958
Certificates of deposit	10,109	7,807	3,736

	12,981	10,844	8,023
Borrowed money	4,236	2,633	1,222

Total Interest Expense	17,217	13,477	9,245

Net Interest Income	17,173	17,784	15,883

Provision for Loan Losses	600	625	1,118

Net Interest Income after Provision for Loan Losses	16,573	17,159	14,765

Non-Interest  Income
Fees and service charges	629	595	541
Gain on sales of loans originated for sale	420	635	313
Gain on sale of real estate owned	13	-	-
Gain on sales of securities held to maturity	-	-	28
Other	30	30	33

Total Non-Interest Income	1,092	1,260	915

Non-Interest Expenses
Salaries and employee benefits	5,699	5,210	4,428
Occupancy expense of premises	1,000	900	701
Equipment	1,906	1,734	1,581
Advertising	326	329	164
Other	1,787	1,459	1,332

Total Non-Interest Expenses	10,718	9,632	8,206

Income before Income Taxes	6,947	8,787	7,474

Income Taxes	2,509	3,220	2,745

Net Income	$4,438	$5,567	$4,729

Net Income per Common Share
Basic	$0.92	$1.11	$1.25

Diluted	$0.90	$1.08	$1.20

Weighted Average Number of Common Shares Outstanding
Basic	4,818	5,005	3,769
Diluted	4,943	5,172	3,944

3

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this 10K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date: April 8, 2008	By:	/s/ Donald Mindiak
Donald Mindiak
President, Chief Executive Officer
and Chief Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this 10K/A report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald Mindiak	President, Chief Executive	April 8, 2008
Donald Mindiak	Officer, Chief Financial Officer
and Director (Principal Executive Officer)

/s/ Thomas M. Coughlin	Vice President, Chief Operating	April 8, 2008
Thomas M. Coughlin	Officer (Principal Accounting
Officer) and Director

/s/ Mark D. Hogan	Chairman of the Board	April 8, 2008
Mark D. Hogan

/s/ Robert Ballance	Director	April 8, 2008
Robert Ballance

/s/ Judith Q. Bielan	Director	April 8, 2008
Judith Q. Bielan

/s/ Joseph J. Brogan	Director	April 8, 2008
Joseph J. Brogan

/s/ James E. Collins	Director	April 8, 2008
James E. Collins

/s/ Joseph Lyga	Director	April 8, 2008
Joseph Lyga

/s/ Alexander Pasiechnik	Director	April 8, 2008
Alexander Pasiechnik

/s/ August Pellegrini, Jr.	Director	April 8, 2008
August Pellegrini, Jr.

/s/ Joseph Tagliareni	Director	April 8, 2008
Joseph Tagliareni