Form 10-Q
period 2008-03-31
BCB BANCORP INC
filed 2008-05-15
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

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

________________________________________________________________________
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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2008, BCB Bancorp, Inc. had 4,585,761 shares of common stock, no par value, outstanding.

Index

BCB BANCORP INC., AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition at
March 31, 2008 and December 31, 2007
(Unaudited)
(in thousands except for share data )
	At	At
	31-Mar-08	31-Dec-07

ASSETS

Cash and amounts due from depository institutions	$2,738	$2,970
Interest-earning deposits	19,510	8,810
Total cash and cash equivalents	22,248	11,780

Securities available for sale	1,924	2,056
Securities held to maturity, fair value $149,700 and $165,660, respectively	147,922	165,017
Loans available for sale	1,637	2,132
Loans receivable, net of allowance for loan losses of $4,258 and $4,065, respectively	373,699	364,654
Premises and equipment	5,827	5,929
Federal Home Loan Bank of New York stock	5,560	5,560
Interest receivable	3,334	3,776
Other real estate owned, net	1,230	287
Deferred income taxes	1,482	1,352
Other assets	1,013	934
Total assets	$565,876	$563,477

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$33,228	$35,897
Interest bearing deposits	368,137	362,922
Total deposits	401,365	398,819
Long-term Debt	114,124	114,124
Other Liabilities	1,862	2,024
Total Liabilities	517,351	514,967

STOCKHOLDERS' EQUITY
Common stock, stated value $0.06 10,000,000 shares authorized; 5,078,858 and 5,078,858 shares respectively, issued	325	325
Additional paid-in capital	45,795	45,795
Treasury stock, at cost, 493,047 and 440,651 shares, respectively	(8,178)	(7,385)
Retained Earnings	10,636	9,749
Accumulated other comprehensive income (loss)	(53)	26
Total stockholders' equity	48,525	48,510

Total liabilities and stockholders' equity	$565,876	$563,477

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the three months ended
March 31, 2008 and 2007
(Unaudited)
( in thousands except for per share data)

	Three Months Ended
	March 31,
	2008	2007

Interest income:
Loans	$6,645	$5,756
Securities	2,339	2,044
Other interest-earning assets	73	288
Total interest income	9,057	8,088

Interest expense:
Deposits:
Demand	301	183
Savings and club	360	520
Certificates of deposit	2,441	2,361
	3,102	3,064

Borrowed money	1,278	832

Total interest expense	4,380	3,896

Net interest income	4,677	4,192
Provision for loan losses	250	-

Net interest income, after provision for loan losses	4,427	4,192

Non-interest income:
Fees and service charges	158	141
Gain on sales of loans originated for sale	80	121
Other	10	8
Total non-interest income	248	270

Non-interest expense:
Salaries and employee benefits	1,375	1,334
Occupancy expense of premises	263	235
Equipment	498	433
Advertising	51	95
Other	440	380
Total non-interest expense	2,627	2,477

Income before income tax provision	2,048	1,985
Income tax provision	744	722

Net Income	$1,304	$1,263

Net Income per common share-basic and diluted
basic	$0.28	$0.25
diluted	$0.28	$0.25

Weighted average number of common shares outstanding-
basic	4,617	5,006
diluted	4,721	5,136

     See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the three months ended March 31, 2008
(Unaudited)
( in thousands except for share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	$325	$45,795	$(7,385)	$9,749	$26	$48,510

Treasury Stock Purchases (52,446 shares)	-	-	(793)	-	-	(793)

Cash dividend ($0.09 per share) declared	-	-	-	(417)	-	(417)

Net income for the three months ended March 31, 2008	-	-	-	1,304	-	1,304

Unrealized (loss) on securities, available for sale, net of deferred income tax of $53	-	-	-	-	(79)	(79)

Total Comprehensive income	-	-	-	-	-	1,225

Balance, March 31, 2008	$325	$45,795	$(8,178)	$10,636	$(53)	$48,525

     See accompanying notes to consolidated financial statements

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended
March 31, 2008 and 2007
(Unaudited)
( in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities :
Net Income	$1,304	$1,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102	88
Amortization and accretion, net	(124)	(168)
Provision for loan losses	250	-
Deferred income tax	(77)	(1)
Loans originated for sale	(3,788)	(6,014)
Proceeds from sale of loans originated for sale	4,363	6,108
Gain on sale of loans originated for sale	(80)	(121)
Decrease in interest receivable	442	577
Increase in other assets	(79)	(99)
Decrease in accrued interest payable	(51)	(2)
Increase (Decrease) in other liabilities	(111)	515

Net cash provided by operating activities	2,151	2,146

Cash flows from investing activities:
Proceeds from calls of securities held to maturity	58,670	-
Purchases of securities held to maturity	(42,858)	-
Proceeds from repayments on securities held to maturity	1,308	938
Proceeds from sale of real estate owned	287	-
Net decrease(increase) in loans receivable	(10,390)	2,108
Additions to premises and equipment	-	(307)
Improvements to other real estate owned	(36)	-

Net cash provided by investing activities	6,981	2,739

Cash flows from financing activities:
Net increase in deposits	2,546	5,740
Purchases of treasury stock	(793)	(457)
Cash dividend paid	(417)	(351)
Exercise of stock options	-	42

Net cash provided by financing activities	1,336	4,974

Net increase in cash and cash equivalents	10,468	9,859
Cash and cash equivalents - beginning	11,780	25,837

Cash and cash equivalents - Ending	$22,248	$35,696

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$750	$138

Interest	$4,431	$3,898

Transfer of loan to real estate owned	$1,194	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2008 or any other future interim period.

These statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 – Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.

Note 3 – Fair Values of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.

The primary effect of Statement No. 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

Index

Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows:

Description	March 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$1,924	$1,924	$-	$-
Total	$1,924	$1,924

The fair value for the security illustrated in the aforementioned table was obtained through a primary broker/dealer from a readily available price quote as of March 31, 2008. Further, supporting quantitative documentary pricing information was received relative to the market price of this security via a client statement from our custodial client.

New Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Statement No. 159 is effective for our Company January 1, 2008. The adoption of Statement No. 159 had no impact on our consolidated financial statements.

Index

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10”). EITF 06-10 provides guidance for determining a liability for postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The application of EITF 06-10 had no impact on the consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The application of EITF 06-11 had no impact on the consolidated financial statements.

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

SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The application of SAB 109 had no impact on the consolidated financial statements.

SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB No. 110 is effective January 1, 2008. The Company uses the “simplified” method as permitted under SAB No. 110.

Index

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 157-2 on its consolidated financial statements.

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $2.4 million or 0.4% to $565.9 million at March 31, 2008 from $563.5 million at December 31, 2007. The Bank continued to grow assets, funded primarily through cash flow provided by retail deposit growth, and repayments and prepayments of loans and mortgage backed securities. During the first quarter the Company increased its interest earning deposits in an effort to increase liquid assets in anticipation of higher loan originations later in the year. Asset growth stabilized as management is concentrating on controlled loan growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline. The composition of the Bank’s assets has shifted to loans as compared to investments reflecting management’s desire to obtain higher yields from loan products than are obtainable from investments. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $10.4 million or 88.1% to $22.2 million at March 31, 2008 from $11.8 million at December 31, 2007. Securities classified as held-to-maturity decreased by $17.1 million or 10.4% to $147.9 million at March 31, 2008 from $165.0 million at December 31, 2007. This decrease was primarily attributable to call options exercised on $58.7 million of callable agency securities during the three months ended March 31, 2008, partially offset by the reinvestment of $42.9 million of the aforementioned proceeds back into the investment portfolio. The balance of the proceeds from called securities was reinvested in loans as well as cash and cash equivalents in an effort to both increase yield with higher yielding loan products and the accumulation of cash in anticipation of future loan originations.

Loans receivable increased by $9.0 million or 2.5% to $373.7 million at March 31, 2008 from $364.7 million at December 31, 2007. The increase resulted primarily from a $12.3 million increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, a $315,000 increase in consumer loans, net of amortization, partially offset by a $2.2 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization and a $193,000 increase in the allowance for loan losses. Within our loan portfolio the largest increase was in our commercial real estate portfolio which increased $10.0 million. At March 31, 2008, the allowance for loan losses was $4.3 million or 144.58% of non-performing assets.

Deposit liabilities increased by $2.6 million or 0.7% to $401.4 million at March 31, 2008 from $398.8 million at December 31, 2007. The increase resulted primarily from an increase of $465,000 in time deposit accounts, a $374,000 increase in transaction accounts, and a $1.7 million increase in savings and club accounts. During the three months ended March 31, 2008, the Federal Open Market Committee, (FOMC) has decreased short term interest rates 175 basis points in an effort to lessen the impact of a potential recession. This has resulted in a steepening of the yield curve and a resultant decrease in short term time deposit account yields.

Index

The balance of borrowed money remained constant at $114.1 million during the three months ended March 31, 2008. The Company utilizes borrowings of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in Government Sponsored Enterprise, (GSE) investment securities.

Stockholders’ equity increased by $15,000 to $48.52 million at March 31, 2008 from $48.51 million at December 31, 2007. The increase in stockholders’ equity is primarily attributable to net income of the Company for the three months ended March 31, 2008 of $1.3 million, partially offset by $793,000 paid to repurchase 52,446 shares of common stock and the payment of a quarterly cash dividend totaling $417,000 representing a $0.09/share payment during the three months ended March 31, 2008, and a $79,000 decrease in the market value of our available-for-sale securities portfolio. At March 31, 2008 the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 9.99%, 12.99% and 14.08% respectively.

Results of Operations

Net income increased by $41,000 or 3.2% to $1.30 million for the three months ended March 31, 2008 from $1.26 million for the three months ended March 31, 2007. The increase in net income primarily reflects an increase in net interest income partially offset by a decrease in non-interest income and increases in non-interest expense, the provision for loan losses and income taxes. Net interest income increased by $485,000 or 11.6% to $4.7 million for the three months ended March 31, 2008 from $4.2 million for the three months ended March 31, 2007. This increase resulted primarily from an increase in average earning assets of $49.7 million or 9.9% to $550.0 million for the three months ended March 31, 2008 from $500.3 million for the three months ended March 31, 2007, funded primarily through an increase in average interest bearing liabilities of $54.4 million or 12.9% to $477.1 million for the three months ended March 31, 2008 from $422.7 million for the three months ended March 31, 2007 and an increase in the net interest margin to 3.40% for the three months ended March 31, 2008 from 3.35% for the three months ended March 31, 2007.

Interest income on loans receivable increased by $889,000 or 15.4% to $6.6 million for the three months ended March 31, 2008 from $5.7 million for the three months ended March 31, 2007. The increase was primarily attributable to an increase in the balance of average loans receivable of $53.1 million or 16.6% to $373.9 million for the three months ended March 31, 2008 from $320.8 million for the three months ended March 31, 2007, partially offset by a decrease in the average yield on loans receivable to 7.08% for the three months ended March 31, 2008 from 7.13% for the three months ended March 31, 2007. Within the loan portfolio, the largest increase in average loans occurred in the commercial real estate portfolio. The increase in average loans reflects management’s philosophy to deploy funds in higher yielding assets, specifically commercial real estate loans, in an effort to achieve higher returns. The decrease in average yield reflects the competitive pricing environment for attracting quality loan products.

Index

Interest income on securities held-to-maturity increased by $295,000 or 14.4% to $2.3 million for the three months ended March 31, 2008 from $2.0 million for the three months ended March 31, 2007. The increase was primarily attributable to an increase in the average balance of securities held-to-maturity of $10.8 million or 7.1% to $162.8 million for the three months ended March 31, 2008 from $152.0 million for the three months ended March 31, 2007, and an increase in the average yield on securities to 5.75% for the three months ended March 31, 2008 from 5.38% for the three months ended March 31, 2007. The increase in average balance reflects management’s philosophy to deploy funds in investments, absent an opportunity to originate higher yielding loans, in an effort to achieve acceptable returns.

Interest income on other interest-earning assets decreased by $215,000 to $73,000 for the three months ended March 31, 2008 from $288,000 for the three months ended March 31, 2007. The decrease was primarily due to a decrease in the average balance of other interest-earning assets of $13.9 million or 54.9% to $11.4 million for the three months ended March 31, 2008 from $25.3 million for the three months ended March 31, 2007, and a decrease in the average yield on other interest-earning assets to 2.56% for the three months ended March 31, 2008 from 4.55% for the three months ended March 31, 2007. The decrease in the average yield reflects the lower short-term interest rate environment for overnight deposits in 2008 as compared to 2007. The decrease in the average balance primarily reflects management’s philosophy to deploy funds in higher yielding assets, specifically commercial real estate loans, in an effort to achieve higher returns.

Total interest expense increased by $484,000 or 12.4% to $4.4 million for the three months ended March 31, 2008 from $3.9 million for the three months ended March 31, 2007. The increase resulted primarily from an increase in average interest bearing liabilities of $54.4 million or 12.9% to $477.1 million for the three months ended March 31, 2008 from $422.7 million for the three months ended March 31, 2007, partially offset by a decrease in the average cost of interest bearing liabilities to 3.67% for the three months ended March 31, 2008 from 3.69% for the three months ended March 31, 2007. The decrease in average yield reflects the easing philosophy adopted by the Federal Open Market Committee for the three months ended March 31, 2008 and the ability of the Company to reduce pricing on a select number of retail deposit products.

The provision for loan losses totaled $250,000 for the three months ended March 31, 2008. The Company did not record a loan loss provision for the three months ended March 31, 2007. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2008, the Bank experienced $57,000 in net charge-offs (consisting of $33,000 in recoveries and $90,000 in charge-offs). During the three months ended March 31, 2007, the Bank experienced $3,000 in net recoveries (consisting of $5,000 in recoveries and $2,000 in charge-offs). The Bank had non-performing loans totaling $1.7 million or 0.45% of gross loans at March 31, 2008, $4.3 million or 1.16% of gross loans at December 31, 2007 and $1.7 million or 0.52% of gross loans at March 31, 2007. The allowance for loan losses stood at $4.3 million or 1.12% of gross loans at March 31, 2008, $4.1 million or 1.10% of gross loans at December 31, 2007 and $3.7 million or 1.17% of gross loans at March 31, 2007. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2008, December 31, 2007 and March 31, 2007.

Index

Total non-interest income decreased by $22,000 or 8.1% to $248,000 for the three months ended March 31, 2008 from $270,000 for the three months ended March 31, 2007. The decrease in non-interest income resulted primarily from a $41,000 decrease in gains on sales of loans originated for sale to $80,000 for the three months ended March 31, 2008 from $121,000 for the three months ended March 31, 2007, partially offset by a $19,000 increase in general fees and service charges to $168,000 for the three months ended March 31, 2008 from $149,000 for the three months ended March 31, 2007. The decrease in gain on sale of loans originated for sale reflects the softening one- to four-family residential real estate market during the three months ended March 31, 2008.

Total non-interest expense increased by $150,000 or 6.1% to $2.63 million for the three months ended March 31, 2008 from $2.48 million for the three months ended March 31, 2007. Salaries and employee benefits expense increased by $41,000 or 3.1% to $1.38 million for the three months ended March 31, 2008 from $1.33 million for the three months ended March 31, 2007. This increase was primarily attributable to salary increases in conjunction with annual reviews. Equipment expense increased by $65,000 or 15.0% to $498,000 for the three months ended March 31, 2008 from $433,000 for the three months ended March 31, 2007. The increase in equipment expense is primarily attributable to the increased cost of operating an additional office during the three months ended March 31, 2008. Occupancy expense increased by $28,000 to $263,000 for the three months ended March 31, 2008 from $235,000 for the three months ended March 31, 2007. Advertising expense decreased by $44,000 to $51,000 for the three months ended March 31, 2008 from $95,000 for the three months ended March 31, 2007. The decrease in advertising expense relates to expenses incurred during the three month period preceding the opening of our Hoboken office which occurred during May 2007. Other non-interest expense increased by $60,000 or 15.8% to $440,000 for the three months ended March 31, 2008 from $380,000 for the three months ended March 31, 2007. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Index

Income tax expense increased $22,000 to $744,000 for the three months ended March 31, 2008 from $722,000 for the three months ended March 31, 2007 reflecting increased income earned during the three month time period ended March 31, 2008. The consolidated effective income tax rate for the three months ended March 31, 2008 was 36.3% as compared to 36.4% the three months ended March 31, 2007.

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

 The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2008. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2008. The following sets forth the Company’s NPV as of March 31, 2008.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$22,058	$(27,474)	-55.47%	4.23%	-439 bps
+200bp	35,648	(13,884)	-28.03	6.63	-199 bps
+100bp	49,585	53	0.11	8.92	30 bps
PAR	49,532	------	------	8.62	----- bps
-100bp	41,302	(8,230)	-16.62	7.08	-154 bps
-200bp	32,923	(16,609)	-33.53	5.57	-305 bps

bp – basis points

Index

The table above indicates that at March 31, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a 16.62% decrease in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 0.11% increase in NPV.

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

Index

ITEM 4T.

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During 2005, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. On April 26, 2007, the Company announced a second stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the outstanding shares of the Company’s common stock. On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company’s common stock. This plan commenced upon the completion of the prior plan. The Company’s stock purchases during the last three months are as follows:

Index

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

1/1-1/31	8,700	$14.64	8,700	220,827
2/1-2/29	23,746	$15.40	32,446	197,081
3/1-3/31	20,000	$15.06	52,446	177,081
Total	52,446	$15.14	---	---

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers’ Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.