Form 10-Q
period 2008-06-30
BCB BANCORP INC
filed 2008-08-14
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _______________________

                         Commission File Number: 0-50275

                                BCB Bancorp, Inc.
                                ----------------
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

               ----------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

   Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ]
                         Smaller Reporting Company [X]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 14, 2008, BCB Bancorp, Inc., had 4,585,761 shares of common stock, no par value, outstanding.

                       BCB BANCORP INC., AND SUBSIDIARIES

                                      INDEX

PART I.  CONSOLIDATED FINANCIAL INFORMATION                                Page

         Item 1. Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of
         June 30, 2008 and December 31, 2007 (unaudited)................     1

         Consolidated Statements of Income for the three and six months
         ended June 30, 2008 and June 30, 2007 (unaudited)..............     2

         Consolidated Statement of Changes in Stockholders' Equity
         for the six months ended June 30, 2008 (unaudited).............     3

         Consolidated Statements of Cash Flow for the six months
         ended June 30, 2008 and June 30, 2007 (unaudited)..............     4

         Notes to Unaudited Consolidated Financial Statements...........     5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................     9

         Item 3. Quantitative and Qualitative Disclosures
                 about Market Risk .....................................    17

         Item 4. Controls and Procedures................................    19

PART II. OTHER INFORMATION..............................................    20

         Item 1. Legal Proceedings

         Item 1A. Risk Factors

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENT

                        BCB BANCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition at
                       June 30, 2008 and December 31, 2007
                                   (Unaudited)
                      (in thousands except for share data)

                                                                              At           At
                                                                           30-Jun-08    31-Dec-07
                                                                          ----------   ----------
ASSETS
------

Cash and amounts due from depository institutions                         $    2,867   $    2,970
Interest-earning deposits                                                      6,946        8,810
                                                                          ----------   ----------
   Total cash and cash equivalents                                             9,813       11,780
                                                                          ----------   ----------

Securities available for sale                                                  3,725        2,056
Securities held to maturity, fair value $151,469 and $165,660
   respectively                                                              151,783      165,017
Loans held for sale                                                            1,551        2,132
Loans receivable, net of allowance for loan losses of $4,562 and
   $4,065 respectively                                                       392,584      364,654
Premises and equipment                                                         5,766        5,929
Federal Home Loan Bank of New York stock                                       5,646        5,560
Interest receivable, net                                                       3,714        3,776
Other real estate owned                                                        1,345          287
Deferred income taxes                                                          1,649        1,352
Other assets                                                                     945          934
                                                                          ----------   ----------
   Total assets                                                           $  578,521   $  563,477
                                                                          ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Non-interest bearing deposits                                             $   32,372   $   35,897
Interest bearing deposits                                                    380,379      362,922
                                                                          ----------   ----------
   Total deposits                                                            412,751      398,819
Long-term Debt                                                               114,124      114,124
Other Liabilities                                                              2,016        2,024
                                                                          ----------   ----------
   Total Liabilities                                                         528,891      514,967
                                                                          ----------   ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock, stated value $0.06
   10,000,000 shares authorized; 5,148,136 and
   5,078,858 shares respectively, issued                                         329          325
Additional paid-in capital                                                    46,413       45,795
Treasury stock, at cost, 507,992 and 440,651 shares,
   respectively                                                               (8,394)      (7,385)
Retained Earnings                                                             11,454        9,749
Accumulated other comprehensive income (loss)                                   (172)          26
                                                                          ----------   ----------
   Total stockholders' equity                                                 49,630       48,510
                                                                          ----------   ----------

   Total liabilities and stockholders' equity                             $  578,521   $  563,477
                                                                          ==========   ==========

   See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                       For the three and six months ended
                             June 30, 2008 and 2007
                                   (Unaudited)
                    (in thousands except for per share data)

                                                                             Three Months Ended         Six Months Ended
                                                                                  June 30,                  June 30,
                                                                          -----------------------   -----------------------
                                                                             2008         2007         2008         2007
                                                                          -----------------------   -----------------------
Interest income:
   Loans ..............................................................   $    6,623   $    5,876   $   13,268   $   11,632
   Securities .........................................................        2,281        2,063        4,620        4,107
   Other interest-earning assets ......................................          108          320          181          608
                                                                          ----------   ----------   ----------   ----------
     Total interest income ............................................        9,012        8,259       18,069       16,347
                                                                          ----------   ----------   ----------   ----------

Interest expense:
   Deposits:
     Demand ...........................................................          241          219          542          402
     Savings and club .................................................          339          480          699        1,000
     Certificates of deposit ..........................................        2,300        2,498        4,741        4,859
                                                                          ----------   ----------   ----------   ----------
                                                                               2,880        3,197        5,982        6,261
                                                                          ----------   ----------   ----------   ----------

     Borrowed money ...................................................        1,262          876        2,540        1,708
                                                                          ----------   ----------   ----------   ----------

       Total interest expense .........................................        4,142        4,073        8,522        7,969
                                                                          ----------   ----------   ----------   ----------

Net interest income ...................................................        4,870        4,186        9,547        8,378
Provision for loan losses .............................................          300           --          550           --
                                                                          ----------   ----------   ----------   ----------

Net interest income after provision for loan losses ...................        4,570        4,186        8,997        8,378
                                                                          ----------   ----------   ----------   ----------

Non-interest income:
   Fees and service charges ...........................................          147          152          305          293
   Gain on sales of loans originated for sale .........................           20          129          100          250
   Other ..............................................................            6            6           16           14
                                                                          ----------   ----------   ----------   ----------
       Total non-interest income ......................................          173          287          421          557
                                                                          ----------   ----------   ----------   ----------

Non-interest expense:
   Salaries and employee benefits .....................................        1,378        1,467        2,753        2,801
   Occupancy expense of premises ......................................          262          245          525          480
   Equipment ..........................................................          504          505        1,002          938
   Advertising ........................................................           71           99          122          194
   Other ..............................................................          524          407          964          787
                                                                          ----------   ----------   ----------   ----------
       Total non-interest expense .....................................        2,739        2,723        5,366        5,200
                                                                          ----------   ----------   ----------   ----------

Income before income tax provision ....................................        2,004        1,750        4,052        3,735
Income tax provision ..................................................          728          624        1,472        1,346
                                                                          ----------   ----------   ----------   ----------

Net Income ............................................................   $    1,276   $    1,126   $    2,580   $    2,389
                                                                          ==========   ==========   ==========   ==========

Net Income per common share
          basic .......................................................   $     0.28   $     0.23   $     0.56   $     0.48
                                                                          ==========   ==========   ==========   ==========
          diluted .....................................................   $     0.27   $     0.23   $     0.55   $     0.47
                                                                          ==========   ==========   ==========   ==========

Weighted average number of common shares outstanding
          basic .......................................................        4,604        4,849        4,610        4,927
                                                                          ==========   ==========   ==========   ==========
          diluted .....................................................        4,691        4,982        4,705        5,059
                                                                          ==========   ==========   ==========   ==========

   See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                     For the six months ended June 30, 2008
                                   (Unaudited)
                      (in thousands except for share data)

                                                                                                    Accumulated
                                                                                                       Other
                                                             Additional      Treasury   Retained   Comprehensive
                                            Common Stock   Paid-In Capital     Stock    Earnings   Income (Loss)     Total
                                            ------------   ---------------   --------   --------   -------------   --------
Balance,  December 31, 2007                 $        325   $        45,795   $ (7,385)  $  9,749   $          26   $ 48,510

Exercise of Stock Options (69,278 shares)              4               618         --         --                        622

Treasury Stock Purchases (67,341 shares)              --                       (1,009)        --                     (1,009)

Cash dividend ($0.10 per share) declared              --                --                  (875)                      (875)

Net income for the six months ended
   June 30, 2008                                      --                --         --      2,580              --      2,580

Unrealized gain (loss) on securities,
   available for sale, net of
   deferred income tax of $133                        --                --         --         --            (198)      (198)
                                                                                                                   --------

Total Comprehensive income                            --                --         --         --              --      2,382
                                            ------------   ---------------   --------   --------   -------------   --------

Balance, June 30, 2008                      $        329   $        46,413   $ (8,394)  $ 11,454   $        (172)  $ 49,630
                                            ------------   ---------------   --------   --------   -------------   --------

   See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            For the six months ended
                             June 30, 2008 and 2007
                                   (Unaudited)
                                 (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    ---------------------
                                                                      2008         2007
                                                                    ---------------------
Cash flows from operating activities:
   Net Income                                                       $  2,580     $  2,389
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation ...........................................        206          186
         Amortization and accretion, net ........................       (364)        (293)
         Provision for loan losses ..............................        550           --
         Deferred income tax  ...................................       (164)          86
         Loans originated for sale ..............................     (4,653)     (14,233)
         Proceeds from sale of loans originated for sale ........      5,334       13,651
         (Gain) on sale of loans originated for sale ............       (100)        (250)
         Decrease (Increase) in interest receivable .............         62          (32)
         (Increase) in other assets  ............................        (11)        (244)
         Increase in accrued interest payable  ..................        (98)          31
         Increase (Decrease) in other liabilities ...............         90         (324)
                                                                    --------     --------

               Net cash provided by operating activities ........      3,432          967
                                                                    --------     --------

Cash flows from investing activities:
      Purchase of FHLB stock ....................................        (86)        (936)
      Proceeds from calls of securities held to maturity ........     68,870           --
      Purchases of securities held to maturity ..................    (58,606)     (20,000)
      Proceeds from repayments on securities held to maturity ...      3,019        1,795
      Purchases of securities available for sale ................     (2,000)          --
      Proceeds from sale of real estate owned ...................        287           --
      Net (increase) in loans receivable ........................    (29,359)     (12,776)
      Improvements to other real estate owned ...................       (151)          --
      Additions to premises and equipment .......................        (43)        (388)
                                                                    --------     --------

            Net cash (used in) investing activities .............    (18,069)     (32,305)
                                                                    --------     --------

Cash flows from financing activities:
      Net increase in deposits ..................................     13,932        7,463
      Proceeds of long-term debt ................................         --       20,000
      Purchases of treasury stock ...............................     (1,009)      (4,081)
      Cash dividend paid ........................................       (875)        (751)
      Exercise of stock options .................................        622           44
                                                                    --------     --------

            Net cash provided by financing activities ...........     12,670       22,675
                                                                    --------     --------

Net decrease in cash and cash equivalents .......................     (1,967)      (8,663)
Cash and cash equivalents-begininng .............................     11,780       25,837
                                                                    --------     --------

Cash and cash equivalents-ending ................................   $  9,813     $ 17,174
                                                                    ========     ========

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes ...........................................   $  1,754     $  1,638

         Interest ...............................................   $  8,620     $  7,938

      Transfer of loans to other real estate owned ..............   $  1,194     $  1,181

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2008 or any other future interim period.

These statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.

Note 3 - Fair Values of Financial Instruments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.

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

An asset or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows, (in thousands):

                                               (Level 1)       (Level 2)
                                           Quoted Prices in   Significant    (Level 3)
                                            Active Markets       Other      Significant
                                June 30,     for Identical    Observable    Unobservable
Description                       2008          Assets          Inputs         Inputs
----------------------------------------------------------------------------------------
Securities available for sale   $  3,725     $    3,725          $   --         $  --
----------------------------------------------------------------------------------------
Total                           $  3,725     $    3,725

The fair value for the securities illustrated in the aforementioned table were obtained through a primary broker/dealer from readily available price quotes as of June 30, 2008.

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

In March 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10"). EITF 06-10 provides guidance for determining a liability for postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The application of EITF 06-10 had no impact on the consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The application of EITF 06-11 had no impact on the consolidated financial statements.

FASB Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on its consolidated financial statements.

Staff Accounting Bulletin ("SAB") No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The application of SAB 109 had no impact on the consolidated financial statements.

SAB No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB No. 110 is effective January 1, 2008. The Company uses the "simplified" method as permitted under SAB No. 110.

In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157," that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement No. 157 in interim or annual financial statements prior to the issuance of FSP 157-2. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 157-2 on its consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $15.0 million or 2.7% to $578.5 million at June 30, 2008 from $563.5 million at December 31, 2007. The Bank continued to grow assets, funded primarily through cash flow provided by retail deposit growth, and repayments and prepayments of loans and mortgage backed securities. During the first half of 2008 the Company decreased its interest earning deposits to fund loan growth which in turn provided a higher yield to our interest earning assets as yields obtained through our loan originations were higher than money market instruments. Asset growth stabilized as management is concentrating on controlled growth and maintaining adequate liquidity in the anticipation of funding outstanding loan commitments. The composition of the Bank's assets has shifted more to loans reflecting management's desire to obtain higher yields from loan products than are obtainable from other types of investments. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $2.0 million or 16.9% to $9.8 million at June 30, 2008 from $11.8 million at December 31, 2007. Investment securities classified as held-to-maturity decreased by $13.2 million or 8.0% to $151.8 million at June 30, 2008 from $165.0 million at December 31, 2007. This decrease was primarily attributable to call options exercised on $68.9 million of callable agency securities during the six months ended June 30, 2008, and $3.0 million of repayments and prepayments in the mortgage backed security portfolio, partially offset by the reinvestment of $58.6 million of proceeds back into the investment portfolio. The balance of the proceeds were used for the origination of loans.

Loans receivable increased by $27.9 million or 7.7% to $392.6 million at June 30, 2008 from $364.7 million at December 31, 2007. The increase resulted primarily from a $20.2 million increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, and an $8.2 million increase in commercial loans comprising business loans and commercial lines of credit, net of amortization, partially offset by a $133,000 decrease in consumer loans, net of amortization. The balance in the loan pipeline as of June 30, 2008 stood at $46.4 million. At June 30, 2008 the allowance for loan losses was $4.6 million or 280.39% of non-performing assets.

Deposits increased by $14.0 million or 3.5% to $412.8 million at June 30, 2008 from $398.8 million at December 31, 2007. The increase resulted primarily from an increase of $9.8 million in time deposit accounts, a $1.5 million increase in transaction accounts and a $2.6 million increase in savings and club accounts. During the six months ended June 30, 2008, the Federal Open Market Committee,
(FOMC) has embarked on a philosophy
of decreasing short term interest rates at a rapid rate in an effort to lessen the impact of a possible recession in the American economy. This has resulted in a normalization of the yield curve helping decrease short term time deposit account yields.

The balance of borrowed money remained constant at $114.1 million during the six months ended June 30, 2008. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities.

Stockholders' equity increased by $1.1 million to $49.6 million at June 30, 2008 from $48.5 million at December 31, 2007. The increase in stockholders' equity is primarily attributable to net income of the Company for the six months ended June 30, 2008 of $2.6 million and $622,000 from 69,278 shares issued from stock option exercises, partially offset by $1.0 million paid to repurchase 67,431 shares of common stock, the payment of two quarterly cash dividends totaling $875,000 representing a $0.09/share payment during the quarter ended March 31, 2008, and a $0.10/share payment during the quarter ended June 30, 2008 and a $198,000 decrease in the market value of our available-for-sale securities portfolio, net of tax. At June 30, 2008 the Bank's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 9.12%, 13.25% and 14.40% respectively.

Results of Operations
Three Months

Net income increased by $150,000 or 13.3% to $1.28 million for the three months ended June 30, 2008 from $1.13 million for the three months ended June 30, 2007. The increase in net income was due to an increase in net interest income, partially offset by increases in the provision for loan losses, non-interest expense and income taxes and a decrease in non-interest income. Net interest income increased by $684,000 or 16.3% to $4.9 million for the three months ended June 30, 2008 from $4.2 million for the three months ended June 30, 2007. This increase in net interest income resulted primarily from an increase of $55.5 million or 10.9% in the average balance of interest earning assets to $562.6 million for the three months ended June 30, 2008 from $507.1 million for the three months ended June 30, 2007, partially offset by a decrease in the average yield on interest earning assets to 6.41% for the three months ended June 30, 2008 from 6.52% for the three months ended June 30, 2007. The average balance of interest bearing liabilities increased by $55.7 million or 12.9% to $488.2 million for the three months ended June 30, 2008 from $432.5 million for the three months ended June 30, 2007 and the average cost of interest bearing liabilities decreased by thirty-eight basis points to 3.39% for the three months ended June 30, 2008 from 3.77% for the three months ended June 30, 2007. As a consequence, our net interest margin increased to 3.46% for the three months ended June 30, 2008 from 3.30% for the three months ended June 30, 2007.

Interest income on loans receivable increased by $747,000 or 12.7% to $6.6 million for the three months ended June 30, 2008 from $5.9 million for the three months ended June 30, 2007. The increase was primarily attributable to an increase in the balance of average loans receivable of $59.0 million or 18.1% to $385.5 million for the three months ended June 30, 2008 from $326.5 million for the three months ended June 30, 2007, partially offset by a decrease in the average yield on loans receivable to 6.87% for the three months ended June 30, 2008 from 7.20% for the three months ended June 30, 2007. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank's primary market area on loan facilities as well as the repricing downward of certain rates on loan facilities tied to variable indices, consistent with the decrease in the prime lending rate through the reduction in rates forwarded by the FOMC's philosophy of easing market rates.

Interest income on securities increased by $218,000 or 10.6% to $2.3 million for the three months ended June 30, 2008 from $2.1 million for the three months ended June 30, 2007. This increase was primarily due to an increase in the average balance of securities held-to-maturity of $4.7 million or 3.1% to $157.9 million for the three months ended June 30, 2008 from $153.2 million for the three months ended June 30, 2007, and an increase in the average yield on securities held-to-maturity to 5.78% for the three months ended June 30, 2008 from 5.39% for the three months ended June 30, 2007. The increase in the average balance reflects management's philosophy to deploy funds in investments, absent an opportunity to originate higher yielding loans, in an effort to achieve higher returns.

Interest income on other interest-earning assets decreased by $212,000 or 66.3% to $108,000 for the three months ended June 30, 2008 from $320,000 for the three months ended June 30, 2007. This decrease was primarily due to a $8.0 million decrease in the average balance of other interest-earning assets to $19.3 million for the three months ended June 30, 2008 from $27.3 million for the three months ended June 30, 2007 and a decrease in the average yield on other interest-earning assets to 2.24% for the three months ended June 30, 2008 from 4.69% for the three months ended June 30, 2007. The decrease in the average yield reflects the lower short-term interest rate environment for overnight deposits during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease in the average balance primarily reflects management's philosophy to deploy funds into loans in an effort to achieve higher returns.

Total interest expense increased by $69,000 or 1.7% to $4.14 million for the three months ended June 30, 2008 from $4.07 million for the three months ended June 30, 2007. The increase resulted primarily from an increase in the balance of average interest bearing liabilities of $55.7 million or 12.9% to $488.2 million for the three months ended June 30, 2008 from $432.5 million for the three months ended June 30, 2007, partially offset by a decrease in the average cost of interest bearing liabilities to 3.39% for the three months ended June 30, 2008 from 3.77% for the three months ended June 30, 2007. The decrease in the average cost reflects the Company's reaction to the lower short term interest rate environment brought on by the easing bias of the Federal Reserve's philosophy and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $300,000 for the three months ended June 30, 2008. The Company did not record a loan loss provision for the three months ended June 30, 2007. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2008, the Bank experienced $4,000 in net recoveries, (consisting of $7,000 in recoveries and $3,000 in charge-offs). During the three months ended June 30, 2007, the Bank experienced $217,000 in net charge-offs (consisting of $220,000 in charge-offs and $3,000 in recoveries), primarily as a result of the repossession of a loan to facilitate the construction of approximately ten residential units done in participation with another financial institution. The Bank had non-performing loans totaling $282,000 or 0.07% of gross loans at June 30, 2008, $1.7 million or 0.45% of gross loans at March 31, 2008 and $2.0 million or 0.59% of gross loans at June 30, 2007. The allowance for loan losses was $4.6 million or 1.15% of gross loans at June 30, 2008, $4.3 million or 1.12% of gross loans at March 31, 2008 and $3.5 million or 1.05% of gross loans at June 30, 2007. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2008, March 31, 2008 and June 30, 2007.

Total non-interest income decreased by $114,000 or 39.7% to $173,000 for the three months ended June 30, 2008 from $287,000 for the three months ended June 30, 2007. The decrease in non-interest income resulted primarily from a $109,000 decrease in gain on sales of loans originated for sale to $20,000 for the three months ended June 30, 2008 from $129,000 for the three months ended June 30, 2007, and a $5,000 decrease in general fees and service charges to $153,000 for the three months ended June 30, 2008 from $158,000 for the three months ended June 30, 2007. The decrease in gain on sale of loans originated for sale reflects the softening one- to four-family residential real estate market during the three months ended June 30, 2008. During the three months ended June 30, 2008, the Company made a decision to eliminate our Retail Mortgage Division as a separate division, due to a weakening in the one- to four-family residential real estate market, it was decided that this division's operation, on an on-going basis, were determined to be cost prohibitive.

Total non-interest expense increased by $16,000 or 1.0% to $2.74 million for the three months ended June 30, 2008 from $2.72 million for the three months ended June 30,

2007. Salaries and employee benefits expense decreased by $89,000 or 6.1% to $1.38 million for the three months ended June 30, 2008 from $1.47 million for the three months ended June 30, 2007. This decrease was primarily attributable to a decrease in the number of full time equivalent employees to 84 for the three months ended June 30, 2008 from 101 for the three months ended June 30, 2007, partially offset by salary increases in conjunction with annual reviews. Equipment expense remained relatively unchanged at $504,000 for the three months ended June 30, 2008 from $505,000 for the three months ended June 30, 2007. The primary component of this expense item is data service provider expense. Occupancy expense, advertising and other non-interest expense increased by an aggregate of $106,000 or 14.1% to $857,000 for the three months ended June 30, 2008 from $751,000 for the three months ended June 30, 2007. The increase in occupancy, advertising and other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $104,000 to $728,000 for the three months ended June 30, 2008 from $624,000 for the three months ended June 30, 2007 reflecting increased pre-tax income earned during the three month time period ended June 30, 2008. The consolidated effective income tax rate for the three months ended June 30, 2008 was 36.3% as compared to 35.7% for the three months ended June 30, 2007.

Six Months of Operations

Net income increased by $191,000 or 8.0% to $2.6 million for the six months ended June 30, 2008 from $2.4 million for the six months ended June 30, 2007. The increase in net income was due to an increase in net interest income, partially offset by increases in the provision for loan losses, non-interest expense and income taxes and a decrease in non-interest income. Net interest income increased by $1.17 million or 14.0% to $9.55 million for the six months ended June 30, 2008 from $8.38 million for the six months ended June 30, 2007. This increase in net interest income resulted primarily from an increase of $52.7 million or 10.5% in the average balance of interest earning assets to $556.3 million for the six months ended June 30, 2008 from $503.6 million for the six months ended June 30, 2007 while the average yield on interest earning assets increased slightly to 6.50% for the six months ended June 30, 2008, from 6.49% for the six months ended June 30, 2007. The average balance of interest bearing liabilities increased by $55.1 million or 12.9% to $482.7 million for the six months ended June 30, 2008 from $427.6 million for the six months ended June 30, 2007, while the average cost of interest bearing liabilities decreased to 3.53% for the six months ended June 30, 2008 from 3.73% for the six months ended June 30, 2007. As a consequence, our net interest margin increased to 3.43% for the six months ended June 30, 2008 from 3.33% for the six months ended June 30, 2007.

Interest income on loans receivable increased by $1.64 million or 14.1% to $13.27 million for the six months ended June 30, 2008 from $11.63 million for the six months ended June 30, 2007. The increase was primarily attributable to an increase in the balance of average loans receivable of $55.9 million or 17.2% to $380.6 million for the six months ended June 30, 2008 from $324.7 million for the six months ended June 30, 2007, partially offset by a decrease in the average yield on loans receivable to 6.97% for the six months ended June 30, 2008 from 7.17% for the six months ended June 30, 2007. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns.

Interest income on securities increased by $513,000 or 12.5% to $4.6 million for the six months ended June 30, 2008 from $4.1 million for the six months ended June 30, 2007. The increase was primarily due to an increase in the average balance of securities of $7.8 million or 5.1% to $160.4 million for the six months ended June 30, 2008 from $152.6 million for the six months ended June 30, 2007 and an increase in the average yield on securities to 5.76% for the six months ended June 30, 2008 from 5.38% for the six months ended June 30, 2007. The increase in average balance reflects management's philosophy to deploy funds in investments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns. The increase in average yield reflects the higher long term interest rate environment during the six months ended June 30, 2008.

Interest income on other interest-earning assets decreased by $427,000 or 70.2% to $181,000 for the six months ended June 30, 2008 from $608,000 for the six months ended June 30, 2007. This decrease was primarily due to a decrease of $11.0 million or 41.8% in the average balance of other interest-earning assets to $15.3 million for the six months ended June 30, 2008 from $26.3 million for the six months ended June 30, 2007 and a decrease in the average yield on other interest-earning assets to 2.36% for the six months ended June 30, 2008 from 4.62% for the six months ended June 30, 2007. The decrease in the average yield reflects the lower short-term interest rate environment for overnight deposits in 2008 as compared to 2007. The decrease in the average balance primarily reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns.

Total interest expense increased by $553,000 or 6.9% to $8.5 million for the six months ended June 30, 2008 from $8.0 million for the six months ended June 30, 2007. The increase resulted primarily from an increase in the balance of average interest bearing liabilities of $55.1 million or 12.9% to $482.7 million for the six months ended June 30, 2008 from $427.6 million for the six months ended June 30, 2007, partially offset by a decrease in the average cost of interest bearing liabilities to 3.53% for the six months ended June 30, 2008 from 3.73% for the six months ended June 30, 2007.

The provision for loan losses totaled $550,000 for the six months ended June 30, 2008. The Company did not record a loan loss provision for the six months ended June 30, 2007. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions,
(3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2008, the Bank experienced $53,000 in net charge-offs (consisting of $93,000 in charge-offs and $40,000 in recoveries). During the six months ended June 30, 2007, the Bank experienced $214,000 in net charge-offs (consisting of $222,000 in charge-offs and $8,000 in recoveries), primarily as a result of the repossession of a loan to facilitate the construction of approximately ten residential units done in participation with another financial institution. The Bank had non-performing loans totaling $282,000 or 0.07% of gross loans at June 30, 2008, $4.3 million or 1.16% of gross loans at December 31, 2007 and $2.0 million or 0.59% of gross loans at June 30, 2007. The allowance for loan losses was $4.6 million or 1.15% of gross loans at June 30, 2008, $4.1 million or 1.10% of gross loans at December 31, 2007 and $3.5 million or 1.06% of gross loans at June 30, 2007. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2008, December 31, 2007 and June 30, 2007.

Total non-interest income decreased by $136,000 or 24.4% to $421,000 for the six months ended June 30, 2008 from $557,000 for the six months ended June 30, 2007. The decrease in non-interest income resulted primarily from an $150,000 decrease in gain on sales of loans originated for sale to $100,000 for the six months ended June 30, 2008 from $250,000 for the six months ended June 30, 2007, partially offset by a $14,000 increase in general fees, service charges and other income to $321,000 for the six months ended June 30, 2008 from $307,000 for the six months ended June 30, 2007. The decrease in gain on sale of loans originated for sale reflects the softening one- to four-family residential real estate market during the six months ended June 30, 2008. During the six months ended June 30, 2008, the Company made a decision to eliminate our Retail Mortgage Division as a separate division, due to a weakening softening in the one- to four-family residential real estate market, it was decided that this division's operation, on an on-going basis, was determined to be cost prohibitive.

Total non-interest expense increased by $166,000 or 3.2% to $5.4 million for the six months ended June 30, 2008 from $5.2 million for the six months ended June 30, 2007. Salaries and employee benefits expense decreased by $48,000 or 1.7% to $2.75 million for the six months ended June 30, 2008 from $2.80 million for the six months ended June 30, 2007. This decrease was primarily attributable to a decrease in the number of full time equivalent employees to 84 for the six months ended June 30, 2008 from 101 for the six months ended June 30, 2007, partially offset by annual salary increases in conjunction with annual reviews. Equipment expense increased by $64,000 or 6.8% to $1.0 million for the six months ended June 30, 2008 from $938,000 for the six months ended June 30, 2007. The primary component of this expense item is data service provider expense which increases with the growth of the Bank's assets. Occupancy expense increased by $45,000 or 9.4% to $525,000 for the six months ended June 30, 2008 from $480,000 for the six months ended June 30, 2007. Advertising expense decreased by $72,000 to $122,000 for the six months ended June 30, 2008 from $194,000 for the six months ended June 30, 2007. Other non-interest expense increased by $177,000 to $964,000 for the six months ended June 30, 2008 from $787,000 for the six months ended June 30, 2007. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased $126,000 or 9.4% to $1.47 million for the six months ended June 30, 2008 from $1.35 million for the six months ended June 30, 2007 reflecting increased pre-tax income earned during the six month time period ended June 30, 2008. The consolidated effective income tax rate for the six months ended June 30, 2008 was 36.3% as compared to 36.0% for the six months ended June 30, 2007.

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

The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2008. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2008. The following sets forth the Company's NPV as of June 30, 2008.

                                                              NPV as a % of Assets
Change in     Net Portfolio   $ Change from   % Change from   --------------------
Calculation       Value            PAR             PAR        NPV Ratio     Change
-----------   -------------   -------------   -------------   --------------------
+300bp          $ 20,388       $ (30,075)        -59.60%       3.88%      -483 bps
+200bp            34,022         (16,441)        -32.58        6.28       -243 bps
+100bp            44,367          (6,096)        -12.08        7.92        -79 bps
 PAR              50,463              --             --        8.71         -- bps
-100bp            46,781          (3,682)         -7.30        7.93        -78 bps
-200bp            40,622          (9,841)        -19.50        6.78       -193 bps

bp - basis points

The table above indicates that at June 30, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a 7.30% decrease in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 12.08% decrease in NPV.

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

ITEM 4.

Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1.A. RISK FACTORS

If Economic Conditions Deteriorate in our Primary Market, Our Results of Operations and Financial Condition could be Adversely Impacted as Borrowers' Ability to Repay Loans Declines and the Value of the Collateral Securing Loans Decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values could potentially adversely affect the value of property used as collateral for our mortgage loans. In the event that we are required to foreclose on a property securing a mortgage loan, there can be no assurance that we will recover funds in an amount equal to any remaining loan balance as a result of prevailing general economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense. Adverse changes in the economy may also have a negative effect of the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

Our Securities Portfolio may be Negatively Impacted by Fluctuations in Market Value.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and lower investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.

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

During 2005, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. On April 26, 2007, the Company announced a second stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the outstanding shares of the Company's common stock. On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company's common stock. This plan commenced upon the completion of the prior plan. The Company's stock purchases during the last three months are as follows:

             Shares Average Total Number of Maximum Number of Shares Period Purchased Price Shares Purchased That May Yet be Purchased
------     ---------   -------   ----------------   -------------------------

4/1-4/30     8,427     $ 14.73         8,427                 168,654
5/1-5/31     6,468     $ 14.06        14,895                 162,186
6/1-6/30        --     $    --            --                 162,186
Total       14,895     $ 14.44            --                      --

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders occurred on April 24, 2008. At this meeting there were two items put to a vote of security holders; Election of Directors and Ratification of the Independent Auditors. The number of shares outstanding was 5,078,858, the number of shares entitled to vote was 4,577,609 and the number of shares present at the meeting or by proxy was 4,115,943.

      1. The vote with respect to the election of three directors was as follows:

 NAME                            FOR           WITHHELD
------                        ---------       ----------

Robert Ballance               4,105,763         10,180
Joseph Brogan                 4,106,919          9,024
Donald Mindiak                4,108,931          7,012
August Pellegrini, Jr.        4,102,049         13,894

      2. The vote with respect to the ratification of Beard Miller Company, LLP, as Independent Auditors for the Company for the year ending December 31, 2008 was:

  FOR                          AGAINST         ABSTAIN
 -----                        ---------       ---------

4,070,363                       4,362           6,495

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.