Form 10-Q
period 2008-09-30
BCB BANCORP INC
filed 2008-11-13
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _______________________

                         Commission File Number: 0-50275

                                BCB Bancorp, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

                  New Jersey                                 26-0065262
                  ----------                                 ----------
(State or other jurisdiction of incorporation          (IRS Employer I.D. No.)
            or organization)

  104-110 Avenue C Bayonne, New Jersey                         07002
----------------------------------------                       -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 10, 2008, BCB Bancorp, Inc., had 4,585,761 shares of common stock, no par value outstanding.

                       BCB BANCORP INC., AND SUBSIDIARIES

                                      INDEX

                                                                                      Page

PART I.  CONSOLIDATED FINANCIAL INFORMATION
         Item 1. Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of
         September 30, 2008 and December 31, 2007 (unaudited) .....................      1

         Consolidated Statements of Income, (Loss) for the three and nine
         months ended September 30, 2008 and September 30, 2007 (unaudited) .......      2

         Consolidated Statement of Changes in Stockholders' Equity
         for the nine months ended September 30, 2008 (unaudited) .................      3

         Consolidated Statements of Cash Flow for the nine months
         ended September 30, 2008 and September 30, 2007 (unaudited) ..............      4

         Notes to Unaudited Consolidated Financial Statements .....................      5

         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...................................     10

         Item 3. Quantitative and Qualitative Disclosures about Market Risk .......     20

         Item 4. Controls and Procedures ..........................................     22

PART II. OTHER INFORMATION ........................................................     23

         Item 1. Legal Proceedings

         Item 1A. Risk Factors

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        BCB BANCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition at
                    September 30, 2008 and December 31, 2007
                                   (Unaudited)
                      (in thousands except for share data)

                                                                             At         At
                                                                         30-Sep-08   31-Dec-07
                                                                         ---------   ---------
ASSETS
------

Cash and amounts due from depository institutions                        $   2,927   $   2,970
Interest-earning deposits                                                    4,821       8,810
                                                                         ---------   ---------
   Total cash and cash equivalents                                           7,748      11,780
                                                                         ---------   ---------

Securities available for sale                                                1,016       2,056
Securities held to maturity, fair value $150,907 and $165,660
   respectively                                                            152,406     165,017
Loans held for sale                                                          1,310       2,132
Loans receivable, net of allowance for loan losses of $4,854 and
   $4,065 respectively                                                     400,150     364,654
Premises and equipment                                                       5,682       5,929
Federal Home Loan Bank of New York stock                                     6,299       5,560
Interest receivable, net                                                     3,597       3,776
Other real estate owned                                                      1,435         287
Deferred income taxes                                                        1,782       1,352
Other assets                                                                 1,062         934
                                                                         ---------   ---------
   Total assets                                                          $ 582,487   $ 563,477
                                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Non-interest bearing deposits                                            $  32,317   $  35,897
Interest bearing deposits                                                  371,163     362,922
                                                                         ---------   ---------
   Total deposits                                                          403,480     398,819
Short-term Borrowings                                                       14,500          --
Long-term Debt                                                             114,124     114,124
Other Liabilities                                                            2,326       2,024
                                                                         ---------   ---------
      Total Liabilities                                                    534,430     514,967
                                                                         ---------   ---------

STOCKHOLDERS' EQUITY
--------------------
Common stock, stated value $0.06
10,000,000 shares authorized; 5,148,136 and
5,078,858 shares respectively, issued                                          329         325
Additional paid-in capital                                                  46,525      45,795
Treasury stock, at cost, 507,992 and 440,651 shares,
respectively                                                                (8,394)     (7,385)
Retained Earnings                                                            9,741       9,749
Accumulated other comprehensive income (loss)                                 (144)         26
                                                                         ---------   ---------
   Total stockholders' equity                                               48,057      48,510
                                                                         ---------   ---------

      Total liabilities and stockholders' equity                         $ 582,487   $ 563,477
                                                                         =========   =========

See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
                    Consolidated Statements of Income (Loss)
                       For the three and nine months ended
                           September 30, 2008 and 2007
                                   (Unaudited)
                    (in thousands except for per share data)

                                                             Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                           ---------------------   ---------------------
                                                              2008        2007        2008        2007
                                                           ---------------------   ---------------------
Interest income:
   Loans ...............................................   $   6,949   $   6,271   $  20,217   $  17,903
   Securities ..........................................       2,348       2,353       6,968       6,459
   Other interest-earning assets .......................           7         323         188         926
                                                           ---------   ---------   ---------   ---------
      Total interest income ............................       9,304       8,947      27,373      25,288
                                                           ---------   ---------   ---------   ---------

Interest expense:
   Deposits:
      Demand ...........................................         247         271         789         674
      Savings and club .................................         337         442       1,036       1,442
      Certificates of deposit ..........................       2,209       2,641       6,950       7,498
                                                           ---------   ---------   ---------   ---------
                                                               2,793       3,354       8,775       9,614
                                                           ---------   ---------   ---------   ---------

      Borrowed money ...................................       1,294       1,231       3,834       2,934
                                                           ---------   ---------   ---------   ---------

         Total interest expense ........................       4,087       4,585      12,609      12,548
                                                           ---------   ---------   ---------   ---------

Net interest income ....................................       5,217       4,362      14,764      12,740
Provision for loan losses ..............................         300         200         850         200
                                                           ---------   ---------   ---------   ---------

Net interest income after provision for loan losses ....       4,917       4,162      13,914      12,540
                                                           ---------   ---------   ---------   ---------

Non-interest income:
      Fees and service charges .........................         165         146         470         436
      Gain on sales of loans originated for sale .......          15         108         115         358
      Other than temporary write-down on security ......      (2,756)         --      (2,756)         --
      Other ............................................           7           7          23          21
                                                           ---------   ---------   ---------   ---------
         Total non-interest income (loss) ..............      (2,569)        261      (2,148)        815
                                                           ---------   ---------   ---------   ---------

Non-interest expense:
      Salaries and employee benefits ...................       1,368       1,463       4,121       4,264
      Occupancy expense of premises ....................         281         268         806         748
      Equipment ........................................         511         487       1,513       1,425
      Advertising ......................................          59          73         181         268
      Other ............................................         488         486       1,452       1,268
                                                           ---------   ---------   ---------   ---------
         Total non-interest expense ....................       2,707       2,777       8,073       7,973
                                                           ---------   ---------   ---------   ---------

Income (Loss) before income tax provision ..............        (359)      1,646       3,693       5,382
Income tax provision ...................................         890         616       2,362       1,962
                                                           ---------   ---------   ---------   ---------

Net Income (Loss) ......................................   $  (1,249)  $   1,030   $   1,331   $   3,420
                                                           =========   =========   =========   =========

Net Income (Loss) per common share .....................
            basic ......................................   $   (0.27)  $    0.22   $    0.29   $    0.70
                                                           =========   =========   =========   =========
            diluted ....................................   $   (0.27)  $    0.21   $    0.28   $    0.68
                                                           =========   =========   =========   =========

Weighted average number of common shares outstanding-
            basic ......................................       4,640       4,743       4,620       4,866
                                                           =========   =========   =========   =========
            diluted ....................................       4,640       4,862       4,708       4,993
                                                           =========   =========   =========   =========

See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                  For the nine months ended September 30, 2008
                                   (Unaudited)
                      (in thousands except for share data)

                                                                                                            Accumulated
                                                                                                               Other
                                                                     Additional      Treasury   Retained   Comprehensive
                                                   Common Stock   Paid-In Capital     Stock     Earnings   Income (Loss)     Total
                                                   ------------   ---------------   ---------   --------   -------------   --------
Balance, December 31, 2007                         $        325   $        45,795   $  (7,385)   $ 9,749   $          26   $ 48,510

Exercise of Stock Options (69,278 shares)                     4               618          --         --              --        622

Tax benefit from exercise of stock options                   --               112          --         --              --        112

Treasury Stock Purchases (67,341 shares)                     --                --      (1,009)        --              --     (1,009)

Cash dividend ($0.29 per share) declared                     --                --          --     (1,339)             --     (1,339)

Net income for the nine months ended
   September 30, 2008                                        --                --          --      1,331              --      1,331

Unrealized gain (loss) on securities,
   available for sale, net of
   deferred income tax of $114                               --                --          --         --            (170)      (170)
                                                                                                                           --------

Total Comprehensive income                                   --                --          --         --              --      1,161
                                                   ------------   ---------------   ---------   --------   -------------   --------

Balance, September 30, 2008                        $        329   $        46,525   $  (8,394)  $  9,741   $        (144)  $ 48,057
                                                   ------------   ---------------   ---------   --------   -------------   --------

See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            For the nine months ended
                           September 30, 2008 and 2007
                                   (Unaudited)
                                 (in thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          ------------------------
                                                                             2008          2007
                                                                          ------------------------
Cash flows from operating activities:
   Net Income                                                             $    1,331    $    3,420
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation ....................................................          306           291
      Amortization and accretion, net .................................         (529)         (471)
      Provision for loan losses .......................................          850           200
      Other than temporary write-down of security .....................        2,756            --
      Deferred income tax .............................................         (316)           30
      Loans originated for sale .......................................       (5,137)      (19,666)
      Proceeds from sale of loans originated for sale .................        6,074        20,701
      (Gain) on sale of loans originated for sale .....................         (115)         (358)
      Decrease (Increase) in interest receivable ......................          179           (72)
      (Increase) in other assets ......................................         (128)         (214)
      (Decrease) Increase in accrued interest payable .................         (121)          197
      Increase (Decrease) in other liabilities ........................          535           (51)
                                                                          ----------    ----------

         Net cash provided by operating activities ....................        5,685         4,007
                                                                          ----------    ----------

Cash flows from investing activities:
   Purchase of FHLB stock .............................................         (739)       (1,836)
   Proceeds from calls of securities held to maturity .................       68,870            --
   Purchases of securities held to maturity ...........................      (60,606)      (20,000)
   Proceeds from repayments on securities held to maturity ............        4,398         2,705
   Purchases of securities available for sale .........................       (2,000)           --
   Proceeds from sale of real estate owned ............................          287            --
   Net (increase) in loans receivable .................................      (37,062)      (30,400)
   Improvements to other real estate owned ............................         (241)           --
   Additions to premises and equipment ................................          (59)         (417)
                                                                          ----------    ----------

         Net cash (used in) investing activities ......................      (27,152)      (49,948)
                                                                          ----------    ----------

Cash flows from financing activities:
   Net increase in deposits ...........................................        4,661        25,221
   Net change in short-term debt ......................................       14,500            --
   Proceeds of long-term debt .........................................           --        40,000
   Purchases of treasury stock ........................................       (1,009)       (5,251)
   Cash dividend paid .................................................       (1,339)       (1,131)
   Exercise of stock options ..........................................          622            44
                                                                          ----------    ----------

         Net cash provided by financing activities ....................       17,435        58,883
                                                                          ----------    ----------

Net increase in cash and cash equivalents .............................       (4,032)       12,942
Cash and cash equivalents-begininng ...................................       11,780        25,837
                                                                          ----------    ----------

Cash and cash equivalents-ending ......................................   $    7,748    $   38,779
                                                                          ==========    ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes ....................................................   $    2,461    $    2,176

      Interest ........................................................   $   12,730    $   12,351

   Transfer of loans to Real Estate Owned                                 $    1,194    $    1,446

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2008 or any other future interim period.

These statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings (Loss) Per Share

Basic net income  (loss) per common  share is computed  by  dividing  net income
(loss) by the weighted average number of shares of common stock outstanding. The diluted net income (loss) per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows, (in thousands):

                                               (Level 1)        (Level 2)
                                            Quoted Prices in   Significant     (Level 3)
                                             Active Markets       Other       Significant
                                Sept. 30,    for Identical      Observable   Unobservable
Description                       2008          Assets            Inputs         Inputs
-----------------------------------------------------------------------------------------
Securities available for sale   $   1,016      $   1,016          $  --        $   --
-----------------------------------------------------------------------------------------
Total                           $   1,016      $   1,016

The fair value for the securities illustrated in the aforementioned table were obtained through a primary broker/dealer from readily available price quotes as of September 30, 2008.

Note 4 - Investment Securities

The Company recorded an Other Than Temporary Impairment charge of $2.8 million on its $3.0 million investment in Federal National Mortgage Association, (FNMA) preferred stock during the current quarter. The OTTI charge resulted from a significant decline in the market value of these securities following the announcement by the Federal Housing Finance Agency (FHFA) that FNMA would be placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of FNMA. Based on these factors, the Company evaluated the impairment as other than temporary. Given a lack of eligible capital gain for federal and state income tax purposes to offset capital losses at September 30, 2008, no tax benefit was recognized for the OTTI charge. A tax benefit of $1.1 million on the OTTI charge will be recognized in the fourth quarter of 2008 as a result of the Emergency Economic Stabilization Act of 2008 enacted in October 2008 which allows entities to treat losses on these securities as ordinary losses for tax purposes.

Note 5 - New Accounting Pronouncements

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

In October 2008, the FASB issued FSP SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active" (FSP 157-3), to clarify the application of the provisions of Statement No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $19.0 million or 3.4% to $582.5 million at September 30, 2008 from $563.5 million at December 31, 2007. The Bank continued to grow assets, funded primarily through cash flow provided by retail deposit growth, repayments and prepayments of loans and mortgage backed securities as well as the utilization of Federal Home Loan Bank advances. During the first nine months of 2008 the Company decreased its interest earning deposits to fund loan originations which provide higher yields than the money market instruments representing a high level of our interest earning deposits. Asset growth stabilized as management is concentrating on controlled growth and maintaining adequate liquidity in the anticipation of funding outstanding loan commitments. The composition of the Bank's assets has shifted more to loans reflecting management's desire to obtain higher yields from loan products than are obtainable from other types of investments. We intend to continue to grow at a measured pace consistent with our capital levels, the current economic environment and as business opportunities permit.

Total cash and cash equivalents decreased by $4.1 million or 34.7% to $7.7 million at September 30, 2008 from $11.8 million at December 31, 2007.
Investment securities classified as available-for-sale decreased by $1.04 million or 50.5% to $1.02 million at September 30, 2008 from $2.06 million at December 31, 2007. Additionally, investment securities classified as available-for-sale decreased by $2.71 million or 72.7% to $1.02 million at September 30, 2008 from $3.73 million at June 30, 2008. The Company recorded an other than temporary impairment (OTTI) charge of $2.8 million on its $3.0 million investment in two Federal National Mortgage Association, (FNMA) preferred stock issues during the current quarter. The OTTI charge resulted from a significant decline in the market value of these securities following the announcement by the Federal Housing Finance Agency (FHFA) that FNMA would be placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of FNMA. Based on these factors, the Company evaluated the impairment as other than temporary. Given a lack of eligible capital gain for federal and state income tax purposes to offset capital losses at September 30, 2008, no tax benefit was recognized for the OTTI charge. A tax benefit of $1.1 million on the OTTI charge will be recognized in the fourth quarter of 2008 as a result of the Emergency Economic Stabilization Act of 2008 enacted in October 2008 which allows entities to treat losses on these securities as ordinary losses for tax purposes.

Investment securities classified as held-to-maturity decreased by $12.6 million or 7.6% to $152.4 million at September 30, 2008 from $165.0 million at December 31, 2007. This decrease was primarily attributable to call options exercised on $68.9 million of callable agency securities during the nine months ended September 30, 2008, partially offset by the reinvestment of $60.7 million into the investment portfolio and $4.4 million of repayments and prepayments in the mortgage backed securities portfolio. The balance of the proceeds was deployed to the loan portfolio in an effort to increase yield with higher yielding loan products.

Loans receivable increased by $35.5 million or 9.7% to $400.2 million at September 30, 2008 from $364.7 million at December 31, 2007. The increase resulted primarily from a $30.8 million increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, a $4.2 million increase in commercial loans comprising business loans and commercial lines of credit, net of amortization, and a $762,000 increase in consumer loans, net of amortization. The balance of loans in process as of September 30, 2008 was $20.0 million. At September 30, 2008 the allowance for loan losses was $4.9 million or 109.24% of non-performing assets.

Deposits increased by $4.7 million or 1.2% to $403.5 million at September 30, 2008 from $398.8 million at December 31, 2007. The increase resulted primarily from an increase of $3.7 million in time deposit accounts, and a $1.1 million increase in savings and club accounts, partially offset by a $114,000 decrease in transaction accounts. During the nine months ended September 30, 2008, the Federal Open Market Committee, (FOMC) decreased short term interest rates in an effort to lessen the impact of a possible recession. This has significantly resulted in an upward sloping normalization of the yield curve. As shorter term interest rates have decreased, our cost of short term time deposits have also decreased.

The balance of borrowed money increased by $14.5 million or 12.7% to $128.6 million at September 30, 2008 from $114.1 million at December 31, 2007. The purpose of the borrowings reflects the use of long term advances as well as an overnight line of credit from the Federal Home Loan Bank to augment deposits as the Bank's funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities.

Stockholders' equity decreased by $453,000 to $48.1 million at September 30, 2008 from $48.5 million at December 31, 2007. The decrease in stockholders' equity is primarily attributable to the payment of three quarterly cash dividends totaling $1.3 million as well as $1.0 million paid to repurchase 67,341 shares of common stock, partially offset by net income of the Company of $1.3 million for the nine months ended September 30, 2008 and $622,000 from 69,278 shares issued from stock option exercises. At September 30, 2008 the Bank's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 9.02%, 13.16% and 14.38% respectively.

On October 14, 2008, the U.S. Treasury announced that it would purchase equity stakes in a number of banks and savings and loan associations. Under the Capital Purchase Program of the Troubled Assets Relief Program (TARP), $250 billion of the $700 billion authorized by the Emergency Economic Stabilization Act of 2008 will be made available by the U.S. Treasury to a variety of U.S. financial institutions in exchange for preferred stock. In connection with its purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Financial institutions that take part in the TARP Capital Purchase Program will be required to adopt the U.S. Treasury's standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine major financial institutions had already agreed to participate in the TARP Capital Purchase Program, and numerous other financial institutions have subsequently agreed to take part.

On October 14, 2008,  the FDIC  announced  the  establishment  of the  Temporary
Liquidity Guarantee Program, which was designed to strengthen confidence and encourage liquidity in the banking system by guaranteeing the (1) newly issued senior unsecured debt and (2) non-interest-bearing transaction accounts of participating institutions. All eligible entities will be covered under the program unless they opt out of one or both of these components by December 5, 2008 (an extension from the original opt-out date of November 12, 2008). Following that deadline, institutions that have opted out of either or both components cannot then opt in. Similarly, institutions that have opted in by the December 5th deadline may not then opt out. The Temporary Liquidity Guarantee Program will be in effect through December 31, 2009.

As of this date, we have not applied to the U.S. Treasury to receive equity capital through the TARP Capital Purchase Program nor have we applied to the FDIC to opt in or out of the Temporary Liquidity Guarantee Program. However, as the details and ramifications of these and any other plans that may be introduced, are clarified, we will continue to review them in order to determine whether or not we should participate in them.

Results of Operations
Three Months

Net income decreased by $2.28 million to a net loss of $1.25 million for the three months ended September 30, 2008 from net income of $1.03 million for the three months ended September 30, 2007. The decrease in net income was due to primarily to an OTTI charge, as previously discussed, on two securities in our securities available-for-sale portfolio, an increase in provision for loan losses, a decrease in non-interest income and an increase in income tax expense, partially offset by an increase in net interest income and a decrease in non-interest expense.

Net interest income increased by $855,000 or 19.6% to $5.2 million for the three months ended September 30, 2008 from $4.4 million for the three months ended September 30, 2007. This increase in net interest income resulted primarily from an increase of $23.6 million or 4.3% in the average balance of interest earning assets to $569.3 million for the three months ended September 30, 2008 from $545.7 million for the three months ended September 30, 2007, partially offset by a slight decrease in the average yield on interest earning assets to 6.54% for the three months ended September 30, 2008 from 6.56% for the three months ended September 30, 2007. The average balance of interest bearing liabilities increased by $28.0 million or 6.0% to $495.7 million for the three months ended September 30, 2008 from $467.7 million for the three months ended September 30, 2007 and the average cost of interest bearing liabilities decreased by 62 basis points to 3.30% for the three months ended September 30, 2008 from 3.92% for the three months ended September 30, 2007. As a consequence, our net interest margin increased to 3.67% for the three months ended September 30, 2008 from 3.20% for the three months ended September 30, 2007.

Interest income on loans receivable increased by $678,000 or 10.8% to $6.95 million for the three months ended September 30, 2008 from $6.27 million for the three months ended September 30, 2007. The increase was primarily attributable to an increase in the balance of average loans receivable of $56.3 million or 16.4% to $400.0 million for the three months ended September 30, 2008 from $343.7 million for the three months ended September 30, 2007, partially offset by a decrease in the average yield on loans receivable to 6.93% for the three months ended September 30, 2008 from 7.26% for the three months ended September 30, 2007. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank's primary market area on loan facilities as well as the repricing downward of certain rates on loan facilities tied to variable indices, consistent with the decrease in the prime lending rate through the reduction in rates forwarded by the FOMC's philosophy of easing market rates. The current economic environment may have an adverse impact on this business strategy as more conservative loan underwriting standards may preclude loan origination opportunities, thereby possibly limiting loan growth to an undetermined degree.

Interest income on securities decreased by $5,000 or 0.2% to $2.348 million for the three months ended September 30, 2008 from $2.353 million for the three months ended September 30, 2007. This decrease was primarily due to a decrease in the average balance of securities held-to-maturity of $8.9 million or 5.2% to $162.9 million for the three months ended September 30, 2008 from $171.8 million for the three months ended September 30, 2007, partially offset by an increase in the average yield on securities held-to-maturity to 5.77% for the three months ended September 30, 2008 from 5.48% for the three months ended September 30, 2007. The decrease in average balance reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns.

Interest income on other interest-earning assets decreased by $316,000 to $7,000 for the three months ended September 30, 2008 from $323,000 for the three months ended September 30, 2007. This decrease was primarily due to a $23.2 million decrease in the average balance of other interest-earning assets to $5.1 million for the three months ended September 30, 2008 from $28.3 million for the three months ended September 30, 2007 and a decrease in the average yield on other interest-earning assets to 0.63% for the three months ended September 30, 2008 from 4.57% for the three months ended September 30, 2007. The decrease in the average yield reflects the lower short-term interest rate environment for overnight deposits during the three months ended September

30, 2008 as compared to the three months ended September 30, 2007. The decrease in the average balance primarily reflects management's philosophy to deploy funds into loans in an effort to achieve higher returns.

Total interest expense decreased by $498,000 or 10.8% to $4.1 million for the three months ended September 30, 2008 from $4.6 million for the three months ended September 30, 2007. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 3.30% for the three months ended September 30, 2008 from 3.92% for the three months ended September 30, 2007, partially offset by an increase in the balance of average interest bearing liabilities of $28.0 million or 6.0% to $495.7 million for the three months ended September 30, 2008 from $467.7 million for the three months ended September 30, 2007. The decrease in the average cost reflects the lower short term interest rate environment which occurred following the Federal Reserve's significant reduction of short-term interest rates.

The provision for loan losses totaled $300,000 and $200,000 for the three month periods ended September 30, 2008 and 2007, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the level of loan growth and (5) the existing level of reserves for loan losses that are possible and estimable. During the three months ended September 30, 2008, the Bank experienced $7,000 in net charge-offs, (consisting of $8,000 in charge-offs and $1,000 in recoveries). During the three months ended September 30, 2007, the Bank experienced $61,000 in net charge-offs (consisting of $61,000 in charge-offs and no recoveries). The Bank had non-performing loans totaling $3.0 million or 0.74% of gross loans at September 30, 2008, $282,000 or 0.07% of gross loans at June 30, 2008 and $1.7 million or 0.48% of gross loans at September 30, 2007. The allowance for loan losses was $4.9 million or 1.20% of gross loans at September 30, 2008, $4.6 million or 1.15% of gross loans at June 30, 2008 and $3.7 million or 1.04% of gross loans at September 30, 2007. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2008.

Total non-interest income decreased by $2.8 million to a loss of $2.6 million for the three months ended September 30, 2008 from income of $261,000 for the three months ended September 30, 2007. The decrease in non-interest income resulted primarily from an OTTI charge of $2.8 million on $3.0 million of FNMA preferred stock during the third quarter, as discussed previously. The Bank also recorded a decrease in gain on sale of loans originated for sale of $93,000 or 86.1% to $15,000 for the three months ended September 30, 2008, from $108,000 for the three months ended September 30, 2007. The decrease in gain on sale of loans originated for sale reflects the softening one- to four-family residential real estate market. The Company recently made a strategic decision to eliminate our Retail Mortgage Division as a separate division. Due to a continuing softening in the one- to four-family residential real estate market, it was decided that this division's operation, on an on-going basis, was determined to be cost prohibitive. The aforementioned decreases in non-interest income were partially offset by an increase in general fees, service charges and other income of $19,000 or 12.4% to $172,000 for the three months ended September 30, 2008 from $153,000 for the three months ended September 30, 2007.

Total non-interest expense decreased by $70,000 or 2.5% to $2.7 million for the three months ended September 30, 2008 from $2.8 million for the three months ended September 30, 2007. Salaries and employee benefits expense decreased by $95,000 or 6.5% to $1.37 million for the three months ended September 30, 2008 from $1.46 million for the three months ended September 30, 2007. This decrease was primarily attributable to a decrease in the number of full time equivalent employees to 82 for the three months ended September 30, 2008 from 92 for the three months ended September 30, 2007, partially offset by salary increases in conjunction with annual reviews. Equipment expense increased by $24,000 or 4.9% to $511,000 for the three months ended September 30, 2008 from $487,000 for the three months ended September 30, 2007. The primary component of this expense item is data service provider expense. Occupancy expense, advertising and other non-interest expense increased by $1,000 or 0.1% to $828,000 for the three months ended September 30, 2008 from $827,000 for the three months ended September 30, 2007 as the Bank has endeavored to manage our non-interest expense category somewhat conservatively during this challenging economic environment. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. During 2009 the Bank expects a significant increase in non-interest expenses as a result of higher FDIC deposit insurance assessment.

Income tax expense increased $274,000 or 44.5% to $890,000 for the three months ended September 30, 2008 from $616,000 for the three months ended September 30, 2007. The increase in income tax expense reflects the increase in net income exclusive of the OTTI charge of $2.8 million discussed earlier. Excluding the effect of the OTTI charge on income, the consolidated effective income tax rate for the three months ended September 30, 2008 was 37.1% as compared to 37.4% for the three months ended September 30, 2007.

Nine Months of Operations

Net income decreased by $2.1 million to $1.3 million for the nine months ended September 30, 2008 from $3.4 million for the nine months ended September 30, 2007. The decrease in net income was due to primarily to an OTTI charge, as previously discussed, on two securities in our securities available-for-sale portfolio, an increase in provision for loan losses, a decrease in non-interest income, an increase in non-interest expense and an increase in income tax expense, partially offset by an increase in net interest income.

Net interest income increased by $2.02 million or 15.9% to $14.76 million for the nine months ended September 30, 2008 from $12.74 million for the nine months ended September 30, 2007. The increase in net interest income resulted primarily from an increase of $43.0 million or 8.3% in the average balance of interest earning assets to $560.7 million for the nine months ended September 30, 2008 from $517.7 million for the nine months ended September 30, 2007, while the average yield on interest earning assets remained static at 6.51% for the respective nine month time periods ended September 30, 2008 and 2007. The average balance of interest bearing liabilities increased by $45.9 million or 10.4% to $487.0 million for the nine months ended September 30, 2008 from $441.1 million for the nine months ended September 30, 2007, while the average cost of interest bearing liabilities decreased to 3.45% for the nine months ended September 30, 2008 from 3.79% for the nine months ended September 30, 2007. As a consequence, our net interest margin increased to 3.51% for the nine months ended September 30, 2008 from 3.28% for the nine months ended September 30, 2007.

Interest income on loans receivable increased by $2.3 million or 12.8% to $20.2 million for the nine months ended September 30, 2008 from $17.9 million for the nine months ended September 30, 2007. The increase was primarily attributable to an increase in the balance of average loans receivable of $56.5 million or 17.1% to $386.0 million for the nine months ended September 30, 2008 from $329.5 million for the nine months ended September 30, 2007, partially offset by a decrease in the average yield on loans receivable to 6.96% for the nine months ended September 30, 2008 from 7.20% for the nine months ended September 30, 2007. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The current economic environment may have an adverse impact on this business strategy as more conservative loan underwriting standards may preclude loan origination opportunities, thereby possibly limiting loan growth to an undetermined degree.

Interest income on securities increased by $509,000 or 7.8% to $7.0 million for the nine months ended September 30, 2008 from $6.5 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in the average balance of securities of $2.1 million or 1.3% to $161.2 million for the nine months ended September 30, 2008 from $159.1 million for the nine months ended September 30, 2007 and an increase in the average yield on securities to 5.76% for the nine months ended September 30, 2008 from 5.41% for the nine months ended September 30, 2007. The increase in average balance reflects management's philosophy to deploy funds in investments absent the opportunity to invest in higher yielding loans in an effort to achieve higher returns. The increase in average yield reflects the higher long term interest rate environment during the nine months ended September 30, 2008.

Interest income on other interest-earning assets decreased by $738,000 or 79.7% to $188,000 for the nine months ended September 30, 2008 from $926,000 for the nine months ended September 30, 2007. This decrease was primarily due to a decrease of $14.9 million or 55.6% in the average balance of other interest-earning assets to $11.9 million for the nine months ended September 30, 2008 from $26.8 million for the nine months ended September 30, 2007 and a decrease in the average yield on other interest-earning assets to 2.11% for the nine months ended September 30, 2008 from 4.60% for the nine months ended September 30, 2007. The decrease in the average yield reflects the lower short-term interest rate environment for overnight deposits in 2008 as compared to 2007. The decrease in the average balance primarily reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns.

Total interest expense increased by $61,000 or 0.5% to $12.61 million for the nine months ended September 30, 2008 from $12.55 million for the nine months ended September 30, 2007. The increase resulted primarily from an increase in the balance of average interest bearing liabilities of $45.9 million or 10.4% to $487.0 million for the nine months ended September 30, 2008 from $441.1 million for the nine months ended September 30, 2007, partially offset by a decrease in the average cost of interest bearing liabilities to 3.45% for the nine months ended September 30, 2008 from 3.79% for the nine months ended September 30, 2007.

The provision for loan losses totaled $850,000 and $200,000 for the nine-month periods ended September 30, 2008 and 2007, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the level of loan growth and (5) the existing level of reserves for loan losses that are possible and estimable. During the nine months ended September 30, 2008, the Bank experienced $60,000 in net charge-offs (consisting of $101,000 in charge-offs and $41,000 in recoveries). During the nine months ended September 30, 2007, the Bank experienced $275,000 in net charge-offs (consisting of $283,000 in charge-offs and $8,000 in recoveries), primarily as a result of the repossession of a loan to facilitate the construction of approximately ten residential units done in participation with another financial institution. The Bank had non-performing loans totaling $3.0 million or 0.74% of gross loans at September 30, 2008, $4.6 million or 1.16% of gross loans at December 31, 2007 and $1.7 million or 0.48% of gross loans at September 30, 2007. The allowance for loan losses was $4.9 million or 1.20% of gross loans at September 30, 2008, $4.1 million or 1.10% of gross loans at December 31, 2007 and $3.7 million or 1.16% of gross loans at September 30, 2007. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2008.

Total non-interest income decreased by $2.96 million to a loss of $2.15 million for the nine months ended September 30, 2008 from income of $815,000 for the nine months ended September 30, 2007. The decrease in non-interest income resulted primarily from an OTTI charge of $2.8 million on $3.0 million of FNMA preferred stock during the third quarter, as discussed previously. The Bank also recorded a decrease in gain on sale of loans originated for sale of $243,000 or 67.9% to $115,000 for the nine months ended September 30, 2008, from $358,000 for the nine months ended September 30, 2007. The decrease in gain on sale of loans originated for sale reflects the softening one- to four-family residential real estate market. The Company recently made a strategic decision to eliminate our Retail Mortgage Division as a separate division. Due to a continuing softening in the one- to four-family residential real estate market, it was decided that this division's operation, on an on-going basis, was determined to be cost prohibitive. The aforementioned decreases in non-interest income were partially offset by an increase in general fees, service charges and other income of $36,000 or 7.9% to $493,000 for the nine months ended September 30, 2008 from $457,000 for the nine months ended September 30, 2007.

Total non-interest expense increased by $100,000 or 1.3% to $8.1 million for the nine months ended September 30, 2008 from $8.0 million for the nine months ended September 30, 2007. Salaries and employee benefits expense decreased by $143,000 or 3.4% to $4.12 million for the nine months ended September 30, 2008 from $4.26 million for the nine months ended September 30, 2007. This decrease was primarily attributable to a decrease in the number of full time equivalent employees to 82 for the nine months ended September 30, 2008 from 92 for the nine months ended September 30, 2007, partially offset by annual salary increases in conjunction with annual reviews. Equipment expense increased by $88,000 or 6.3% to $1.5 million for the nine months ended September 30, 2008 from $1.4 million for the nine months ended September 30, 2007. The primary component of this expense item is data service provider expense which increases with the growth of the Bank's assets. Occupancy expense increased by $58,000 or 7.8% to $806,000 for the nine months ended September 30, 2008 from $748,000 for the nine months ended September 30, 2007. Advertising expense decreased by $87,000 or 32.5% to $181,000 for the nine months ended September 30, 2008 from $268,000 for the nine months ended September 30, 2007. Other non-interest expense increased by $184,000 or 14.5% to $1.45 million for the nine months ended September 30, 2008 from $1.27 million for the nine months ended September 30, 2007. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. During 2009 the Bank expects a significant increase in non-interest expenses as a result of higher FDIC deposit insurance assessment.

Income tax expense increased by $400,000 or 20.0% to $2.4 million for the nine months ended September 30, 2008 from $2.0 million for the nine months ended September 30, 2007. The increase in income tax expense reflects the increase in net income exclusive of the OTTI charge of $2.8 million discussed earlier. Excluding the effect of the OTTI charge on income, the consolidated effective income tax rate for the nine months ended September 30, 2008 was 36.6% as compared to 36.5% for the nine months ended September 30, 2007.

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

The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2008. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2008. The following sets forth the Company's NPV as of 9/30/2008.

                                                               NPV as a % of Assets
Change in      Net Portfolio   $ Change from   % Change from   --------------------
Calculation        Value            PAR             PAR        NPV Ratio    Change
-----------    -------------   -------------   -------------   ---------   --------
+300bp           $ 24,582        $(35,763)         -59.26%        4.62%    -566 bps
+200bp             38,779         (21,566)         -35.74         7.06     -322 bps
+100bp             53,084          (7,261)         -12.03         9.35      -93 bps
  PAR              60,345              --              --        10.28       -- bps
-100bp             57,834          (2,511)          -4.16         9.68      -60 bps
-200bp             52,747          (7,598)         -12.59         8.70     -158 bps

bp - basis points

The table above indicates that at September 30, 2008, in the event of a 100 basis point decrease in interest rates, we would experience a 4.16% decrease in NPV. In the event of a 100 basis point increase in interest rates, we would experience a 12.03% decrease in NPV.

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

Our Securities Portfolio may be Negatively Impacted by Fluctuations in Market Value.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in interest rates, lower market prices for securities and lower investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.

Our Non-Interest Expense Will Increase As A Result of Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation ("FDIC") imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution's initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution's levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution's deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (ESSA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.

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

             Shares     Average   Total Number of    Maximum Number of Shares
Period      Purchased    Price    Shares Purchased   That May Yet be Purchased
--------    ---------   -------   ----------------   -------------------------
7/1-7/31        --      $    --          --                   162,186
8/1-8/31        --      $    --          --                   162,186
9/1-9/30        --      $    --          --                   162,186

Total           --      $    --          --                   162,186

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.