Form 10-K
period 2008-12-31
BCB BANCORP INC
filed 2009-03-27
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act of 1934
For the fiscal ended December 31, 2008.

                                       or

[ ] Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act of 1934
For the transition period from ___________ to ____________.

Commission file number: 000-50275

                                BCB BANCORP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                      26-0065262
       ------------------                                 ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  104-110 Avenue C, Bayonne, New Jersey                                07002
  -------------------------------------                                -----
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (201) 823-0700

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------
Common Stock, $0.01 par value               The NASDAQ Stock Market, LLC

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                 YES [ ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                 YES [ ]  NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]
                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).                                          YES [ ]  NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the Nasdaq Capital Market, was approximately $48.2 million.

As of March 9, 2009, there were issued and outstanding 5,183,731 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      (1) Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

      (2) Annual Report to Stockholder (Part II and IV).

                                TABLE OF CONTENTS

Item                                                                   Page Number
----                                                                   -----------
ITEM 1.      BUSINESS ...............................................            1
ITEM 1A.     RISK FACTORS ...........................................           28
ITEM 1B.     UNRESOLVED STAFF COMMENTS ..............................           33
ITEM 2.      PROPERTIES .............................................           33
ITEM 3.      LEGAL PROCEEDINGS ......................................           33
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....           34
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
             SECURITIES .............................................           35
ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA ...................           37
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ....................           38
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK ............................................           53
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............           54
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ....................           54
ITEM 9A.(T.) CONTROLS AND PROCEDURES ................................           54
ITEM 9B.     OTHER INFORMATION ......................................           56
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
             GOVERNANCE .............................................           56
ITEM 11.     EXECUTIVE COMPENSATION .................................           56
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS .............           56
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
             DIRECTOR INDEPENDENCE ..................................           56
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES .................           57
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES .............           57

      This report on Form 10-K contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of BCB Bancorp, Inc. and subsidiaries. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "seek," "strive," "try," or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

                                     PART I
                                     ------

ITEM 1. BUSINESS BCB
---------------------

Bancorp, Inc.
-------------

      BCB Bancorp, Inc. (the "Company") is a New Jersey corporation, which on May 1, 2003 became the holding company parent of BCB Community Bank (the "Bank"). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. At December 31, 2008 we had $578.6 million in consolidated assets, $410.5 million in deposits and $49.7 million in consolidated stockholders' equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank
------------------

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

      We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and to invest funds held in deposit accounts at the Bank, together with funds generated from operations, in investment securities and loans. We offer our customers:

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

      Focusing on profitability. On an operational basis, we achieved profitability in our tenth month of operation. For the year ended December 31, 2008, our return on average equity was 7.00% and our return on average assets was 0.60%. Our earnings per diluted share decreased from $0.93 for the year ended December 31, 2004 to $0.74 for the year ended December 31, 2008. Although earnings per share results have come under pressure recently, primarily as a result of the pervasive economic downturn in both the national and local economy as well as several one-time events, management is committed to maintaining profitability by diversifying the products, pricing and services we offer.

      Continuing our growth. We have consistently increased our assets. From December 31, 2004 to December 31, 2008, our assets have increased from $378.3 million to $578.6 million. Over the same time period, our loan balances have increased from $246.4 million to $406.8 million, while deposits have increased from $337.2 million to $410.5 million. In addition, we have maintained our asset quality ratios while growing the loan portfolio. At December 31, 2008, our non-performing assets to total assets ratio was 0.89%.

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

      Providing attentive and personalized service. Management believes that providing attentive and personalized service is the key to gaining deposit and loan relationships in Bayonne and its surrounding communities. Since we began operations, our branches have been open seven (7) days a week.

      Attracting highly experienced and qualified personnel. An important part of our strategy is to hire bankers who have prior experience in the Hudson County market as well as pre-existing business relationships. Our management team has an average of 30 years of banking experience, while our lenders and branch personnel have significant prior experience at community banks and regional banks in Hudson County. Management believes that its knowledge of the Hudson County market has been a critical element in the success of BCB Community Bank.

Management's extensive knowledge of the local communities has allowed us to develop and implement a highly focused and disciplined approach to lending and has enabled the Bank to attract a high percentage of low cost deposits.

Recent Market Developments

      In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Under the EESA, the U.S. Department of the Treasury was given the authority to, among other things, purchase up to $700 billion of securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

      On October 14, 2008, the Treasury Department announced a Capital Purchase Program under which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies. In conjunction with the purchase of preferred stock, the Treasury Department also received warrants to purchase common stock from participating financial institutions. Participating financial institutions also were required to adopt the Treasury Department's standards for executive compensation and corporate governance for the period during which the department holds equity issued under the Capital Purchase
Program. We have determined that we would not participate in the Capital Purchase Program.

      On November 21, 2008, the FDIC adopted a final rule relating to a Temporary Liquidity Guarantee Program, which the FDIC had previously announced as an initiative to counter the system-wide crisis in the nation's financial sector. Under the Temporary Liquidity Guarantee Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% interest per annum and certain other accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. We have elected to participate in the deposit insurance program.

      The American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency.

      For further information regarding regulatory and legislative developments affecting our business see "Supervision and Regulation".

Our Market Area
---------------

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

                                                                           At December 31,
                               -----------------------------------------------------------------------------------------------------
                                      2008                 2007                2006                 2005                2004
                               -----------------   ------------------   ------------------   ------------------   ------------------
                                Amount   Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount   Percent
                               --------  -------   --------   -------   --------   -------   --------   -------   --------  -------
                                                                      (Dollars in Thousands)
Type of loans:
Real estate loans:
  One- to four-family.......   $ 74,039    17.94%  $ 55,248     14.96%  $ 43,993     13.64%  $ 34,901     12.11%  $ 34,855    13.98%
  Construction..............     62,483    15.14     49,984     13.53     38,882     12.06     28,743      9.98     19,209     7.70
  Home equity...............     38,065     9.22     35,397      9.58     32,321     10.02     24,297      8.43     20,629     8.27
  Commercial and
    multi-family ...........    223,179    54.07    208,108     56.35    192,141     59.60    185,170     64.26    158,755    63.68
Commercial business.........     14,098     3.42     19,873      5.38     14,705      4.56     14,578      5.06     15,123     6.07
Consumer....................        920     0.21        739      0.20        396      0.12        456      0.16        744     0.30
                               --------  -------   --------   -------   --------   -------   --------   -------   --------  -------
     Total..................    412,784   100.00%   369,349    100.00%   322,438    100.00%   288,145    100.00%   249,315   100.00%
                               --------  =======   --------   =======   --------   =======   --------   =======   --------  =======
Less:
Deferred loan fees, net.....        654                 630                  575                  604                  429
Allowance for loan losses...      5,304               4,065                3,733                3,090                2,506
                               --------            --------             --------             --------             --------
     Total loans, net.......   $406,826            $364,654             $318,130             $284,451             $246,380
                               ========            ========             ========             ========             ========

      Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2008. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. Variable-rate loans are shown as due at the time of repricing. The table does not include prepayments or scheduled principal repayments.

                                                   Due after 1
                                      Due within     through     Due after
                                        1 Year       5 Years      5 Years      Total
                                      ----------   -----------   ---------   ---------
                                                       (In Thousands)
One- to four-family................   $    5,845   $     7,999   $  60,195   $  74,039
Construction.......................       51,048         8,750       2,685      62,483
Home equity........................           75         5,314      32,676      38,065
Commercial and multi-family........       28,821        38,293     156,065     223,179
Commercial business................        1,890         8,010       4,198      14,098
Consumer...........................          487           433          --         920
                                      ----------   -----------   ---------   ---------
Total amount due...................   $   88,166   $    68,799   $ 255,819   $ 412,784
                                      ==========   ===========   =========   =========

      Loans with Predetermined or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2008 that are due after December 31, 2008, and have predetermined interest rates and that have floating or adjustable interest rates.

                                                               Floating or
                                              Fixed Rates   Adjustable Rates     Total
                                              -----------   ----------------   ---------
                                                            (In Thousands)
One- to four-family.......................    $    33,421       $  34,773      $  68,194
Construction..............................          1,835           9,600         11,435
Home equity...............................         31,128           6,862         37,990
Commercial and multi-family...............         44,312         150,046        194,358
Commercial business.......................          4,058           8,150         12,208
Consumer..................................            433              --            433
                                              -----------       ---------      ---------
Total amount due..........................    $   115,187       $ 209,431      $ 324,618
                                              ===========       =========      =========

The Bank has  strengthened  certain loan  underwriting  criteria in an effort to
more  prudently  make  loan  facility   determinations  and  mitigate  increased
potential loan loss provisions prospectively.

      Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years. Our largest commercial loan had a principal balance of $2.4 million at December 31, 2008, and was secured by a mixed use property comprised of retail and office facilities. Our largest multi-family loan had a principal balance of $4.4 million at December 31, 2008. Both loans were performing in accordance with their terms on that date.

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

      One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance. We originate both fixed rate and adjustable rate loans. One- to four-family loans may have terms of up to 30 years. The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years. We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30-year amortization period. We offer these loans with a fixed rate for the first five years with repricing following every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan. We also broker for a third party lender one- to four-family residential loans, which are primarily fixed rate loans with terms of 30 years. Our loan brokerage activities permit us to offer customers longer-term fixed rate loans we would not otherwise originate while providing a source of fee income. During 2008, we brokered $6.6 million in one- to four-family loans and recognized gains of $137,000 from the sale of such loans.

      All of our one- to four-family mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

      Property appraisals on real estate securing our single-family residential loans are made by state certified and licensed independent appraisers approved by our Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. At our discretion, we obtain either title insurance policies or attorneys' certificates of title on all first mortgage real estate loans originated. We also require fire and casualty insurance on all properties securing our one- to four-family loans. We also require the borrower to obtain flood insurance where appropriate. In some instances, we charge a fee equal to a percentage of the loan amount commonly referred to as points.

      Construction Loans. We offer loans to finance the construction of various types of commercial and residential property. We originated $15.6 million of such loans during the year ended December 31, 2008. Construction loans to builders generally are offered with terms of up to eighteen months and interest rates are tied to the prime rate plus a margin. These loans generally are offered as adjustable rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. At December 31, 2008, our largest construction loan was $5.0 million, of which $3.0 million was disbursed. This construction loan has been made for the construction of residential properties. At December 31, 2008, this loan was performing in accordance with its terms.

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

      Home Equity Loans and Home Equity Lines of Credit. We offer home equity loans and lines of credit that are secured by the borrower's primary residence. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 15 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one- to four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral. At December 31, 2008, the outstanding balances of home equity loans and lines of credit totaled $38.1 million, or 9.22% of our loan portfolio.

      Commercial Business Loans. Our commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. Our underwriting standards for commercial business loans include a review of the applicant's tax returns, financial statements, credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. Commercial business loans are generally made to small and mid-sized companies located within the State of New Jersey. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. Our largest commercial business loan at December 31, 2008 had a principal balance of $2.7 million and was secured by marketable equity securities. We have also received personal guarantees from the borrower, principals of the borrower and a director of BCB Bancorp, Inc. As of December 31, 2008, this loan was performing according to its terms. The Bank continues to monitor the value of the underlying collateral of this loan on a regular basis.

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

      The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                                       Years Ended December 31,
                                                   --------------------------------------------------------------
                                                      2008         2007         2006         2005         2004
                                                   ----------   ----------   ----------   ----------   ----------
                                                                           (In Thousands)
Beginning of period ............................   $  369,349   $  322,438   $  288,145   $  249,315   $  191,138
                                                   ----------   ----------   ----------   ----------   ----------
Originations by Type:
---------------------
   Real estate mortgage:
      One- to four-family residential ..........        9,683        6,454        9,203        4,299        4,103
      Construction .............................       15,591       48,415       34,889       35,765       19,326
      Home equity ..............................        9,699       14,512       15,821       13,998       14,212
      Commercial and multi-family ..............       63,601       55,892       51,542       70,471       64,219
   Commercial business .........................       11,624       16,987        7,946        8,968        8,628
   Consumer ....................................          492          215          222          203          284
                                                   ----------   ----------   ----------   ----------   ----------
         Total loans originated ................      110,690      142,475      119,623      133,704      110,772
                                                   ----------   ----------   ----------   ----------   ----------
Purchases:
----------
   Real estate mortgage:
      One- to four-family residential ..........           --           --           --           --           --
      Construction .............................          113        3,726        4,870        3,645        4,289
      Home equity ..............................           --           --           --           --           --
      Commercial and multi-family ..............           --        5,267        1,737           --        8,450
   Commercial business .........................           --          600          400        1,000           --
   Consumer ....................................           --           --           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------
         Total loans purchased .................          113        9,593        7,007        4,645       12,739
                                                   ----------   ----------   ----------   ----------   ----------
Sales:
------
   Real estate mortgage:
      One- to four-family residential ..........           --           --           --           --           --
      Construction .............................        2,523        5,040        2,044        1,273          959
      Home equity ..............................           --           --           --           --           --
      Commercial and multi-family ..............           --        1,275        3,388           --          788
   Commercial business .........................           --           --           --           --        1,128
   Consumer ....................................           --           --           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------
         Total loans sold ......................        2,523        6,315        5,432        1,273        2,875
                                                   ----------   ----------   ----------   ----------   ----------

   Principal repayments ........................       63,651       97,396       86,905       98,246       62,459
   Transfer of loans to real estate owned ......        1,194        1,446           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------
         Total reductions ......................       64,845       98,842       92,337       99,519       65,334
                                                   ----------   ----------   ----------   ----------   ----------

         Net increase ..........................       43,435       46,911       34,293       38,830       58,177
                                                   ----------   ----------   ----------   ----------   ----------

         Ending balance ........................   $  412,784   $  369,349   $  322,438   $  288,145   $  249,315
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

      Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2008, our outstanding loan origination commitments totaled $5.7 million, outstanding construction loans in progress totaled $25.7 million and undisbursed lines of credit totaled $14.8 million.

      Loan Delinquencies. We send a notice of nonpayment to borrowers when their loan becomes 15 days past due. If such payment is not received by month end, an additional notice of nonpayment is sent to the borrower. After 60 days, if payment is still delinquent, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated. In an effort to more closely monitor the performance of our loan portfolio and asset quality, the Bank has created various concentration of credit reports, specifically as it relates to our construction and commercial real estate portfolios. These reports stress test declining values in the aforementioned portfolios up to and including a 25% value deprecation to the original appraised value to ascertain our potential exposure.

      Loans are reviewed and are placed on a non-accrual status and the accrual of interest is discontinued when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2008, we had $3.7 million in non-accruing loans. Our largest exposure of non-performing loans at that date consisted of three loans, with one specific borrower with a total principal balance of $2.0 million, collateralized by several parcels of real estate whose total appraised value was approximately $3.2 million as of that date. Another loan relationship consisting of three loans with one specific borrower and a total balance of $1.1 million is also in non-accrual status. This borrower is in foreclosure and there is the prospect, upon conveyance and disposition of the properties, that the Bank may incur a loss as the value of the properties secured as collateral for these loans have depreciated in value.

      A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired and a loan is not impaired during a period of delay in payment, if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2008, we had nine loans totaling $3.7 million which are classified as impaired and on which loan loss allowances totaling $881,000 have been established. During 2008, interest income of $138,000 was recognized on impaired loans.

      The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

                                                       At December 31, 2008                        At December 31, 2007
                                             -----------------------------------------   ---------------------------------------
                                                 60-89 Days         90 Days  or More         60-89 Days         90 Days or More
                                             ------------------   --------------------   ------------------   ------------------
                                             Number   Principal              Principal   Number   Principal   Number   Principal
                                               of      Balance     Number     Balance      of      Balance      of      Balance
                                              Loans    of Loans   of Loans    of Loans    Loans    of Loans    Loans    of Loans
                                             ------   ---------   --------   ---------   ------   ---------   ------   ---------
                                                                            (Dollars in Thousands)
Real estate mortgage:
---------------------
   One- to four-
   family residential ....................        3   $   1,507          4   $   1,213       --   $      --        1   $     319
   Construction ..........................        1         360         --          --       --          --        1       1,247
   Home equity ...........................       --          --         --          --       --          --        1         149
   Commercial and multi-family ...........        2         265          5       2,515        2       1,770        5       2,558
                                             ------   ---------   --------   ---------   ------   ---------   ------   ---------
   Total .................................        6       2,132          9       3,728        2       1,770        8       4,273

Commercial business ......................       --          --         --          --       --          --       --          --
Consumer .................................       --          --         --          --       --          --       --          --
                                             ------   ---------   --------   ---------   ------   ---------   ------   ---------
      Total delinquent loans .............        6   $   2,132          9   $   3,728        2   $   1,770        8   $   4,273
                                             ======   =========   ========   =========   ======   =========   ======   =========

Delinquent loans to total loans ..........                 0.51%                  0.90%                0.48%                1.16%
                                                      =========              =========            =========            =========

                                                         At December 31, 2006                       At December 31, 2005
                                             -------------------------------------------   ---------------------------------------
                                                   60-89 Days          90 Days or More         60-89 Days         90 Days or More
                                             --------------------   --------------------   ------------------   ------------------
                                              Number    Principal              Principal   Number   Principal   Number   Principal
                                                of       Balance     Number     Balance      of      Balance      of      Balance
                                               Loans     of Loans   of Loans    of Loans    Loans    of Loans    Loans    of Loans
                                             --------   ---------   --------   ---------   ------   ---------   ------   ---------
                                                                             (Dollars in Thousands)
Real estate mortgage:
---------------------
   One- to four-
      family residential .................         --   $      --         --   $      --       --   $      --        1   $      79
   Construction ..........................          1       1,356         --          --       --          --       --          --
   Home equity ...........................         --          --         --          --       --          --       --          --
   Commercial and multi-family ...........         --          --          1         307       --          --        4         803
                                               ------   ---------   --------   ---------   ------   ---------   ------   ---------
   Total .................................          1       1,356          1         307       --          --        5         882

Commercial business ......................         --          --         --          --       --          --        1         150
Consumer .................................          1           2          1          16       --          --       --          --
                                               ------   ---------   --------   ---------   ------   ---------   ------   ---------
      Total delinquent loans .............          2   $   1,358          2   $     323       --   $      --        6   $   1,032
                                               ======   =========   ========   =========   ======   =========   ======   =========

Delinquent loans to total loans ..........                   0.42%                  0.10%                  --%                0.36%
                                                        =========              =========            =========            =========

                                                         At December 31, 2004
                                             -------------------------------------------
                                                  60-89 Days           90 Days or More
                                             --------------------   --------------------
                                                        Principal              Principal
                                              Number     Balance     Number     Balance
                                             of Loans    of Loans   of Loans    of Loans
                                             --------   ---------   --------   ---------
                                                        (Dollars in Thousands)
Real estate mortgage:
---------------------
   One- to four-
      family residential .................         --   $      --          1   $     173
   Construction ..........................         --          --         --          --
   Home equity ...........................          1          29         --          --
   Commercial and multi-family ...........         --          --          1         313
                                             --------   ---------   --------   ---------
   Total .................................          1          29          2         486

Commercial business ......................          1         123          3         515
Consumer .................................         --          --          1           3
                                             --------   ---------   --------   ---------
       Total delinquent loans ............          2   $     152          6   $   1,004
                                             ========   =========   ========   =========

Delinquent loans to total loans ..........                   0.06%                  0.40%
                                                        =========              =========

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

                                                                     At December 31,
                                                     -----------------------------------------------
                                                       2008      2007      2006      2005      2004
                                                     -------   -------   -------   -------   -------
                                                                  (Dollars in Thousands)
Non-accruing loans:
-------------------
   One- to four-family residential ...............   $ 1,213   $   319   $    --   $    --   $   173
   Construction ..................................        --     1,247        --        --        --
   Home equity ...................................        --       149        --        --        --
   Commercial and multi-family ...................     2,515     2,039       307       637       313
   Commercial business ...........................        --        --        --       150        67
   Consumer ......................................        --        --        16        --        --
                                                     -------   -------   -------   -------   -------
      Total ......................................     3,728     3,754       323       787       553
                                                     -------   -------   -------   -------   -------

Accruing loans delinquent more than 90 days:
--------------------------------------------
   One- to four-family residential ...............        --        --        --        --        --
   Construction ..................................        --        --        --        --        --
   Home equity ...................................        --        --        --        --        --
   Commercial and multi-family ...................        --       519        --       166        --
   Commercial business ...........................        --        --        --        --       448
   Consumer ......................................        --        --        --        79         3
                                                     -------   -------   -------   -------   -------
      Total ......................................        --       519        --       245       451
                                                     -------   -------   -------   -------   -------

Total non-performing loans .......................     3,728     4,273       323     1,032     1,004
Foreclosed assets ................................     1,435       287        --        --         6
                                                     -------   -------   -------   -------   -------

Total non-performing assets ......................   $ 5,163   $ 4,560   $   323   $ 1,032   $ 1,010
                                                     =======   =======   =======   =======   =======
Total non-performing assets as a percentage
   of total assets ...............................      0.89%     0.81%     0.06%     0.22%     0.27%
                                                     =======   =======   =======   =======   =======
 Total non-performing loans as a percentage
   of total loans ................................      0.90%     1.16%     0.10%     0.36%     0.40%
                                                     =======   =======   =======   =======   =======

      For the year ended December 31, 2008, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $289,000. We received and recorded $138,000 in interest income for such loans for the year ended December 31, 2008.

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

      When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2008, we had $12,000 in assets classified as doubtful, $3.4 million in assets classified as substandard, all of which were also classified as impaired and $3.0 million in assets classified as special mention, of which $341,000 was classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.

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

      The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                     Years Ended December 31,
                                                  --------------------------------------------------------------
                                                     2008         2007         2006         2005         2004
                                                  ----------   ----------   ----------   ----------   ----------
                                                                      (Dollars in Thousands)
Balance at beginning of period.................   $    4,065   $    3,733   $    3,090   $    2,506   $    2,113
                                                  ----------   ----------   ----------   ----------   ----------
Charge-offs:
------------
   One- to four-family residential.............           --           --           --           --           --
   Construction................................           90          270           --           --           --
   Home equity.................................           --           --           --           --           --
   Commercial and multi-family.................           --           --           --           --           --
   Commercial business.........................            3           --           66          522          332
   Consumer....................................            8           15            1           24           --
                                                  ----------   ----------   ----------   ----------   ----------
Total charge-offs..............................          101          285           67          546          332
                                                  ----------   ----------   ----------   ----------   ----------

Recoveries.....................................           40           17           85           12           35
Net charge-offs (recoveries)...................           61          268          (18)         534          297
Provisions charged to operations...............        1,300          600          625        1,118          690
                                                  ----------   ----------   ==========   ----------   ==========
Ending balance.................................   $    5,304   $    4,065   $    3,733   $    3,090   $    2,506
                                                  ==========   ----------   ==========   ----------   ==========

Ratio of non-performing assets to total assets
   at the end of period........................         0.89%        0.81%        0.06%        0.22%        0.27%
                                                  ==========   ==========   ==========   ==========   ==========

Allowance for loan losses as a percent of total
   loans outstanding...........................         1.28%        1.10%        1.16%        1.07%        1.01%
                                                  ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs (recoveries) during
   the period to average loans outstanding
   during the period...........................         0.02%        0.09%       (0.01)%       0.19%        0.13%
                                                  ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs (recoveries) during
   the period to non-performing loans..........         1.64%        6.27%       (5.57)%      51.74%       29.58%
                                                  ==========   ==========   ==========   ==========   ==========

      Allocation of the Allowance for Loan Losses. The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                                                       At December 31,
                           -------------------------------------------------------------------------------------------------------
                                  2008                 2007                 2006                 2005                 2004
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                    Percent of           Percent of           Percent of          Percent of            Percent of
                                     Loans in             Loans in             Loans in            Loans in              Loans in
                                      each                 each                 each                each                  each
                                   Category in          Category in          Category in          Category in          Category in
                           Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                           ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                   (Dollars in Thousands)
Type of loan:
  One- to four-family....  $  688     17.94%    $  221     14.96%    $   69     13.64%    $   76     12.11%    $   78     13.98%
  Construction...........     941     15.14        885     13.53      1,068     12.06        329      9.98        217      7.70
  Home equity............     167      9.22        172      9.58        126     10.02         91      8.43         82      8.27
  Commercial and multi-
    family...............   3,175     54.07      2,476     56.35      2,285     59.60      2,180     64.26      1,669     63.68
  Commercial business....     216      3.42        262      5.38        168      4.56        401      5.06        444      6.07
  Consumer...............     117      0.21         49      0.20         17      0.12         13      0.16         16      0.30
                           ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
    Total................  $5,304    100.00%    $4,065    100.00%    $3,733    100.00%    $3,090    100.00%    $2,506    100.00%
                           ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

Investment Activities
---------------------

     Investment Securities. We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held-to-maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt and equity securities are classified as available for sale to serve principally as a source of liquidity. During 2008, the Bank recorded an other than temporary impairment (OTTI) charge of $2.9 million on a $3.0 million investment in Federal National Mortgage Association
(FNMA) preferred stock. This OTTI charge resulted from a significant decline in the market value of these securities following the announcement by the Federal Housing Finance Agency (FHFA) that FNMA would be placed in conservatorship. Additionally, the FHFA eliminated the payment of dividends on common and preferred stock and assumed the powers of the Board and management of FNMA. Based on these factors, the Company evaluated the impairment as other than temporary.

     Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as held-to-maturity, available for sale or trading. As of December 31, 2008, we had $141.3 million of securities classified as held-to-maturity, $888,000 in securities classified as available for sale, and no securities classified as trading. Securities classified as available for sale are reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2008, our securities classified as held-to-maturity had a fair value of $141.1 million. Changes in the fair value of securities classified as held-to-maturity do not affect our income. Management has the intent and we have the ability to hold securities classified as held-to-maturity. During the year ended December 31, 2008, we had no securities sales.

     At December 31, 2008, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and
(iv) certificates of deposit. The Board of Directors may authorize additional investments. At December 31, 2008, our U.S. Government agency securities totaled $98.6 million, all of which were classified as held-to-maturity and which primarily consisted of callable securities issued by government sponsored enterprises.

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

     Securities Portfolio. The following table sets forth the carrying value of our securities portfolio and Federal funds at the dates indicated.

                                                       At December 31,
                                              ---------------------------------
                                                 2008        2007       2006
                                              ---------   ---------   ---------
                                                        (In Thousands)
Securities available for sale:
  Equity securities........................   $     888   $   2,056   $      --
                                              ---------   ---------   ---------
Securities held to maturity:
  U.S. Government and Agency securities....      98,607     130,156     122,594
  Mortgage-backed securities...............      42,673      34,861      26,078
                                              ---------   ---------   ---------
    Total securities held to maturity......     141,280     165,017     148,672
Money market funds.........................          --       3,500      17,500
FHLB stock.................................       5,736       5,560       3,724
                                              ---------   ---------   ---------
  Total investment securities..............   $ 147,904   $ 176,133   $ 169,896
                                              =========   =========   =========

     The following table shows our securities held-to-maturity purchase, sale and repayment activities for the periods indicated.

                                                  Years Ended December 31,
                                              ---------------------------------
                                                2008         2007        2006
                                              ---------   ---------   ---------
                                                        (In Thousands)

Purchases:
   Fixed-rate..............................   $  60,606   $  37,338   $  37,500
                                              ---------   ---------   ---------
     Total purchases.......................   $  60,606   $  37,338   $  37,500
                                              ---------   ---------   ---------

Sales:
   Fixed-rate..............................   $      --   $      --   $      --
                                              ---------   ---------   ---------
     Total sales...........................   $      --   $      --   $      --
                                              ---------   ---------   ---------

Principal Repayments:
   Repayment of principal..................   $  84,400   $  21,010   $  28,845
                                              ---------   ---------   ---------
   Increase in other items, net............         (58)         17          15
                                              ---------   ---------    --------
     Net increases.........................   $ (23,850)  $  16,345   $   8,670
                                              =========   =========   =========

     Maturities of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank's debt securities at December 31, 2008 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                    As of December 31, 2008
                           ---------------------------------------------------------------------------------------------------------
                                                  More than      More than five to                          Total debt investment
                            Within one year   One to five years      ten years      More than ten years           securities
                           -----------------  -----------------  -----------------  -------------------  ---------------------------
                           Carrying  Average  Carrying  Average  Carrying  Average  Carrying    Average    Fair    Carrying  Average
                            Value     Yield     Value    Yield     Value    Yield     Value      Yield     Value     Value    Yield
                           --------  -------  --------  -------  --------  -------  --------    -------  --------  --------  -------
                                                                      (Dollars in Thousands)
U.S. government agency
   securities............  $     --     --%   $  6,315   4.68%   $  6,000   5.31%   $ 86,292     6.01%   $ 99,187  $ 98,607   5.89%
Mortgage-backed
   securities............        --     --          88   6.00       2,336   5.25      40,249     5.26      41,393    42,673   5.26
                           --------           --------           --------           --------             ------------------
  Total debt investment
     securities..........  $     --     --%   $  6,403   4.70%   $  8,336   5.29%   $126,541     5.77%   $140,580  $141,280   5.70%
                           ========           ========           ========           ========             ========  ========

Sources of Funds
----------------

      Our major external source of funds for lending and other investment purposes are deposits. Funds are also derived from the receipt of payments on loans, prepayment of loans, maturities of investment securities and mortgage-backed securities and borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

      The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. At December 31, 2008, we had no brokered deposits.

      Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

                                                             December 31,
                                  ------------------------------------------------------------------
                                          2008                   2007                   2006
                                  --------------------   --------------------   --------------------
                                  Weighted               Weighted               Weighted
                                   Average                Average                Average
                                   Rate(1)     Amount     Rate(1)     Amount     Rate(1)     Amount
                                  --------   ---------   --------   ---------   --------   ---------
                                                   (Dollars in Thousands)
Demand ........................         --%  $  30,561         --%  $  35,897         --%  $  35,275
NOW ...........................       1.25      25,843       1.40      20,260       1.41      21,007
Money market ..................       2.79      19,539       4.14      27,697       3.70       8,022
Savings and club accounts .....       1.36      99,586       1.71     100,441       1.91     117,617
Certificates of deposit .......       4.13     234,974       4.82     214,524       4.28     200,826
                                             ---------              ---------              ---------
   Total ......................       2.84%  $ 410,503       3.30%  $ 398,819       2.99%  $ 382,747
                                             =========              =========              =========

----------
(1) Represents the average rate paid during the year.

      The following table sets forth our deposit flows during the periods indicated.

                                                   Years Ended December 31,
                                              ----------------------------------
                                                 2008        2007        2006
                                              ---------   ---------   ----------
                                                    (Dollars in Thousands)

Beginning of period .......................   $ 398,819   $ 382,747   $ 362,851
                                              ---------   ---------   ---------
Net deposits ..............................         107       3,135       9,241
Interest credited on deposit accounts .....      11,577      12,937      10,655
                                              ---------   ---------   ---------
   Total increase in deposit accounts .....      11,684      16,072      19,896
                                              ---------   ---------   ---------
Ending balance ............................   $ 410,503   $ 398,819   $ 382,747
                                              =========   =========   =========
Percent increase ..........................        2.93%       4.20%       5.48%

      Jumbo Certificates of Deposit. As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $118.4 million. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

                                                 At December 31, 2008
                                                 ---------------------
          Maturity Period                           (In Thousands)
          ---------------
          Within three months ................        $   40,931
          Three through twelve months ........            50,533
          Over twelve months .................            26,903
                                                      ----------
          Total ..............................        $  118,367
                                                      ==========

      The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

                                                                 At December 31,
                                     ---------------------------------------------------------------------
                                             2008                    2007                     2006
                                     -------------------   -----------------------   ---------------------
                                       Amount    Percent     Amount       Percent      Amount     Percent
                                     ---------   -------   ----------   ----------   ---------   ---------
                                                               (Dollars in Thousands)
Certificate of deposit rates:
   1.00% - 1.99%...................  $     245      0.10%  $      929         0.43%  $   1,539        0.76%
   2.00% - 2.99%..................      42,847     18.23          698         0.33       1,511        0.75
   3.00% - 3.99%..................     107,017     45.54       41,048        19.14      27,595       13.74
   4.00% - 4.99%..................      74,084     31.53       64,688        30.15      89,740       44.69
   5.00% - 5.99%..................      10,781      4.60      107,161        49.95      80,441       40.06
                                     ---------   -------   ----------   ----------   ---------   ---------
      Total.......................   $ 234,974    100.00%  $  214,524       100.00%  $ 200,826      100.00%
                                     =========   =======   ==========   ==========   =========   =========

      The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2008.

                                                                       Maturity Date
                                                ----------------------------------------------------------
                                                 1 Year      Over 1       Over 2        Over
                                                 or Less   to 2 Years   to 3 Years    3 Years      Total
                                                --------   ----------   ----------   ---------   ---------
                                                                      (In Thousands)
Interest rate:
   1.00% - 1.99%.............................   $    245   $       --   $       --   $      --   $     245
   2.00% - 2.99%.............................     42,555          242           --          50      42,847
   3.00% - 3.99%.............................     93,747        1,766        3,387       8,117     107,017
   4.00%-4.99%...............................     42,650       27,394        3,922         118      74,084
   5.00%-5.99%...............................      8,915        1,779           87          --      10,781
                                                --------   ----------   ----------   ---------   ---------
      Total..................................   $188,112   $   31,181   $    7,396   $   8,285   $ 234,974
                                                ========   ==========   ==========   =========   =========

      Borrowings. Our advances from the FHLB of New York are secured by a pledge of our stock in the FHLB of New York and investment securities. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, we may also access the Federal Reserve Bank discount window to supplement our supply of funds that we can loan and to meet deposit withdrawal requirements. During the year ended December 31, 2008 we utilized short term borrowings in the form of an overnight line of credit with the FHLB of New York and during the year ended December 31, 2007, we had no short-term borrowings. Our maximum short-term borrowings outstanding during 2008 was $24.0 million. At December 31, 2008, we had the ability to borrow approximately $113.1 million under our credit facilities with the FHLB of New York.

      The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the periods indicated.

                                         At or For the Years Ended December 31,
                                         --------------------------------------
                                              2008           2007        2006
                                         --------------    -------    ---------
                                                 (Dollars in Thousands)

Balance at end of period.............      $   2,000        $  --     $     --
Average balance during period........      $   4,796        $  --     $    705
Maximum outstanding at any
   month end ........................      $  20,500        $  --     $  1,000
Weighted average interest rate at
   end of period ....................           0.44%          --           --
Average interest rate during
   period ...........................           1.23%          --         4.93%

Employees
---------

      At December 31, 2008, we had 66 full-time and 27 part-time employees. None of our employees is represented by a collective bargaining group. We believe that our relationship with our employees is good.

Subsidiaries
------------

      We have one non-bank subsidiary. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2008, this company held $130.3 million in securities.

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

      Bank Holding Company Regulation. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, the Company is subject to the regulation and supervision applicable to bank holding companies by the Board of Governors of the Federal Reserve System. The Company is required to file with the Federal Reserve annual reports and other information regarding its business operations and those of its subsidiaries.

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

      Capital Adequacy Guidelines for Bank Holding Companies. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

      The Company is subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. At December 31, 2008, BCB Bancorp, Inc., was considered to be a well capitalized Bank Holding Company.

      The Federal Reserve may set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

      From time to time, the Federal Reserve Board and the other federal bank regulatory agencies propose changes to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such changes or interpretations could, if implemented in the future, affect the Company's capital ratios and risk-adjusted assets.

      Bank Regulation. As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and examination of the New Jersey Department of Banking and Insurance. As an FDIC-insured institution, we are subject to the regulation, supervision and examination of the FDIC, an agency of the federal government. The regulations of the FDIC and the New Jersey Department of Banking and Insurance impact virtually all of our activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

      Insurance of Deposit Accounts. Our deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000 per separately insured depositor, pursuant to the Federal Deposit Insurance Corporation's recently announced increase in deposit insurance available which will remain effective until December 31, 2009. Congress has recently proposed legislation to make this increased deposit insurance limit permanent. Our deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

      On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Under the new rule, the FDIC will first establish an institution's initial base assessment rate. This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate will be based upon an institution's levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate will range from 7 to 77.5 basis points of the institution's deposits. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. However, the FDIC has indicated a willingness to decrease the special assessment under certain circumstances concerning the overall financial health of the insurance fund. Special assessments of 10 and 20 basis points would result in additional expense of approximately $450,000 to $900,000, respectively. The interim rule also allows for additional special assessments.

      Insurance of deposits may be terminated by the FDIC upon finding that an institution has engaged in unsafe or unsound practices, is in an unsafe condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

      In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.

      On October 14, 2008, the FDIC announced a new program - the Temporary Liquidity Guarantee Program ("TLGP"). This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. On February 27, 2009, the FDIC issued an interim rule allowing participants to apply to have the FDIC guarantee newly issued senior unsecured debt that mandatorily converts into common shares on a specified date that is on or before June 30, 2012. In return for the FDIC's guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company has opted not to participate in this component of the TLGP. The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions participating in this component of the TLGP. The Company has chosen to participate in this component of the TLGP. The additional expense related to this coverage is not expected to be significant for the Bank.

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

      In addition to the risk-based capital rules, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above. At December 31, 2008, the Bank's ratio of total capital to risk-weighted assets was 14.63%. Our Tier 1 capital to risk-weighted assets was 13.38%, and our Tier 1 capital to average assets was 9.22%.

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

Sarbanes-Oxley Act of 2002
--------------------------

      The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), contains a broad range of legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Principal Accounting Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

ITEM 1A.  RISK FACTORS
----------------------

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate. These loans are riskier than loans secured by one- to four-family properties.

      At December 31, 2008, $223.2 million, or 54.1% of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans. These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower's business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may not be able to successfully maintain and manage our growth.

      Since December 31, 2004, our assets have grown at a compound annual growth rate of 11.2%, our loan balances have grown at a compound annual growth rate of 13.4% and our deposits have grown at a compound annual growth rate of 5.0%. Our ability to continue to grow depends, in part, upon our ability to expand our market presence, successfully attract core deposits, and identify attractive commercial lending opportunities.

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

      Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2008, our allowance for loan losses totaled $5.3 million, representing 1.28% of total loans.

      While we have only been operating for seven years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, and although we had $5.2 million, or 0.89% of total assets consisting of non-performing assets at December 31, 2008, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

      Net interest income is the most significant component of our operating income. We do not rely on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2008 and 2007, our net interest income was $20.0 million and $17.2 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders' Equity Could Decrease

      We own common stock of the Federal Home Loan Bank of New York (FHLB-NY). We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY's advance program. The aggregate cost and fair value of our FHLB-NY common stock as of December 31, 2008 was $5.7 million based on its par value. There is no market for our FHLB-NY common stock.

      Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders' equity to decrease by the after-tax amount of the impairment charge.

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

      In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2008, approximately 96.4% of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

Our expenses will increase as a result of increases in FDIC insurance premiums.

      The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

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

      On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Under the new rule, the total base assessment rate will range from 7 to 77.5 basis points of the institution's deposits, depending on the risk category of the institution and the institution's levels of unsecured debt, secured liabilities, and brokered deposits. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. However, the FDIC has indicated a willingness to decrease the special assessment to 10 basis points under certain circumstances concerning the overall financial health of the insurance fund. Special assessments of 10 and 20 basis points would result in additional expense of approximately $450,000 to $900,000, respectively. The interim rule also allows for additional special assessments.

      In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction and certain NOW accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums. These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
-----------------------------------

      None.

ITEM 2.   PROPERTIES
--------------------

      At December 31, 2008, we conducted our business from our executive office located at 104-110 Avenue C, Bayonne, New Jersey, and our three branch offices, which are located in Bayonne and Hoboken. The aggregate book value of our premises and equipment was $5.6 million at December 31, 2008. We own our executive office facility and lease our three branch offices.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2008, we were not involved in any material legal proceedings the outcome of which would have a material adverse affect on our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          ------------------------------------------------------------------
          AND ISSUER PURCHASES OF EQUITY SECURITIES
          -----------------------------------------

      BCB Bancorp, Inc.'s common stock trades on the Nasdaq Global Market under the symbol "BCBP." In order to list common stock on the Nasdaq Global Market, the presence of at least three registered and active market makers is required and BCB Bancorp, Inc. has at least three market makers.

      The following table sets forth the high and low closing prices for BCB Bancorp, Inc. common stock for the periods indicated. As of December 31, 2008, there were 4,649,691 shares of BCB Bancorp, Inc. common stock outstanding. At December 31, 2008, BCB Bancorp, Inc. had approximately 1,500 stockholders of record.

                                                                  Cash Dividend
Fiscal 2008                                   High        Low        Declared
-------------------------------------------------------------------------------
   Quarter Ended December 31, 2008.......   $  13.25   $   9.98      $  0.12
   Quarter Ended September 30, 2008......      14.87      12.61         0.10
   Quarter Ended June 30, 2008...........      14.86      13.25         0.10
   Quarter Ended March 31, 2008..........      15.67      13.00         0.09

                                                                  Cash Dividend
Fiscal 2007                                   High        Low        Declared
-------------------------------------------------------------------------------
   Quarter Ended December 31, 2007.......   $  16.70   $  14.80      $  0.09
   Quarter Ended September 30, 2007......      16.50      15.06         0.08
   Quarter Ended June 30, 2007...........      18.38      16.24         0.08
   Quarter Ended March 31, 2007..........      17.87      16.16         0.07

      Please see "Item 1. Business--Bank Regulation--Dividends" for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

      Set forth below is information as of December 31, 2008 regarding equity compensation plans that have been approved by shareholders. The Company has no equity based benefit plans that were not approved by shareholders.

=============================================================================================================
                                     Number of securities to be
                                       issued upon exercise of                          Number of securities
                                       outstanding options and     Weighted average   remaining available for
               Plan                             rights            Exercise price(2)     issuance under plan
-------------------------------------------------------------------------------------------------------------
Equity compensation plans approved           295,339(1)                $ 10.19
   by shareholders................                                                              -0-
-------------------------------------------------------------------------------------------------------------
Equity compensation plans not
   approved by shareholders.......                --                        --                  -0-
-------------------------------------------------------------------------------------------------------------
   Total..........................           295,339                   $ 10.19                  -0-
=============================================================================================================

----------
(1) Consists of options to purchase (i) 88,488 shares of common stock under the 2002 Stock Option Plan and (ii) 206,851 shares of common stock under the 2003 Stock Option Plan.

(2) The weighted average exercise price reflects the exercise prices ranging from $9.34 to $15.65 per share for options granted under the 2003 Stock Option Plan and ranging from $5.29 to $15.65 per share for options under the 2002 Stock Option Plan.

Stock Performance Graph

      Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on May 1, 2004 through December 31, 2008, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, and
(c) the cumulative total return of Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

--------------------------------------------------------------------------------
                                BCB BANCORP, INC.
--------------------------------------------------------------------------------

                            Total Return Performance

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

                                             Period Ending
                      ----------------------------------------------------------
Index                 12/31/03  12/31/04  12/31/05  12/31/06  12/31/07  12/31/08
--------------------------------------------------------------------------------
BCB Bancorp, Inc.       100.00    108.81    110.80    121.40    114.82     79.08
NASDAQ Composite        100.00    108.59    110.08    120.56    132.39     78.72
SNL Bank                100.00    112.06    113.59    132.87    103.25     58.91

      On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company's common stock. Set forth below is information regarding purchases of our common stock made by or on behalf of the Company during the fourth quarter of 2008.

========================================================================================================================
                                                                      Total number of shares
                                                                      purchased as part of a       Number of shares
                         Total number of shares   Average price per     publicly announced     remaining to be purchased
         Period                 purchased            share paid               program                under program
------------------------------------------------------------------------------------------------------------------------
October 1-31 .........                 --              $     --                   --                   162,186
------------------------------------------------------------------------------------------------------------------------
November 1-30 ........              7,925                 10.22                7,925                   154,261
------------------------------------------------------------------------------------------------------------------------
December 1-31 ........             17,763                 11.50               25,688                   136,498
------------------------------------------------------------------------------------------------------------------------
Total ................             25,688              $  11.11                   --                        --
========================================================================================================================

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

      The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the common stock dividends paid by the Company.

                                              Selected financial condition data at December 31,
                                       --------------------------------------------------------------
                                          2008         2007         2006         2005         2004
                                       ----------   ----------   ----------   ----------   ----------
                                                               (In Thousands)
Total assets .......................   $  578,624   $  563,477   $  510,835   $  466,242   $  378,289
Cash and cash equivalents ..........        6,761       11,780       25,837       25,147        4,534
Securities, held to maturity .......      141,280      165,017      148,672      140,002      117,036
Loans receivable ...................      406,826      364,654      318,130      284,451      246,380
Deposits ...........................      410,503      398,819      382,747      362,851      337,243
Borrowings .........................      116,124      114,124       74,124       54,124       14,124
Stockholders' equity ...............       49,715       48,510       51,963       47,847       26,036

                                           Selected operating data for the year ended December 31,
                                       --------------------------------------------------------------
                                          2008         2007         2006         2005         2004
                                       ----------   ----------   ----------   ----------   ----------
                                                (In thousands, except for per share amounts)
Net interest income ................   $   19,960   $   17,173   $   17,784   $   15,883   $   13,755
Provision for loan losses ..........        1,300          600          625        1,118          690
Non-interest income (loss) .........       (2,054)       1,092        1,260          915          623
Non-interest expense ...............       11,314       10,718        9,632        8,206        7,661
Income tax .........................        1,820        2,509        3,220        2,745        2,408
                                       ----------   ----------   ----------   ----------   ----------
Net income .........................   $    3,472   $    4,438   $    5,567   $    4,729   $    3,619
                                       ==========   ==========   ==========   ==========   ==========
Net income per share:
   Basic ...........................   $     0.75   $     0.92   $     1.11   $     1.25   $     0.97
                                       ----------   ----------   ----------   ----------   ----------
   Diluted .........................   $     0.74   $     0.90   $     1.08   $     1.20   $     0.93
                                       ----------   ----------   ----------   ----------   ----------
Dividends declared per share .......   $     0.41   $     0.32   $     0.30   $       --   $       --
                                       ----------   ----------   ----------   ----------   ----------

                                                       At or for the Years Ended December 31,
                                                  ------------------------------------------------
                                                   2008      2007       2006       2005      2004
                                                  ------    ------    --------    ------    ------
Selected Financial Ratios and Other Data:
   Return on average assets (ratio of net
     income to average total assets)...........     0.60%     0.83%       1.13%     1.14%     1.01%
   Return on average stockholders' equity
     (ratio of net income to average
     stockholders' equity).....................     7.00      8.86       11.12     16.00     15.45
   Non-interest income (loss) to average
     assets....................................    (0.36)     0.20        0.26      0.21      0.17
   Non-interest expense to average assets......     1.97      1.99        1.96      1.98      2.15
   Net interest rate spread during the period..     3.09      2.71        3.19      3.69      3.73
   Net interest margin (net interest income
     to average interest earning assets).......     3.54      3.26        3.69      3.98      3.96
   Ratio of average interest-earning assets
     to average interest-bearing liabilities...   115.05    116.94      118.09    112.33    111.63
   Cash dividend payout ratio..................    54.67     34.78       26.98        --        --

Asset Quality Ratios:
   Non-performing loans to total loans at
     end of period.............................     0.90      1.16        0.10      0.36      0.40
   Allowance for loan losses to
     non-performing loans at end of period.....   142.27     95.13    1,155.73    299.42    249.60
   Allowance for loan losses to total loans
     at end of period..........................     1.28      1.10        1.16      1.07      1.01

Capital Ratios:
   Stockholders' equity to total assets at
     end of period.............................     8.59      8.61       10.17     10.26      6.88
   Average stockholders' equity to average
     total assets..............................     8.61      9.32       10.19      7.14      6.57
   Tier 1 capital to average assets............     9.22      8.81       10.91      7.75      7.75
   Tier 1 capital to risk weighted assets......    13.38     13.05       15.36     11.59     11.84

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

Other-than-Temporary Impairment of Securities

      We evaluate on a quarterly basis whether any securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. Other considerations include a review of the credit quality of the issuer and the existence of a guarantee or insurance, if applicable to the security. If a security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period.

Financial Condition
-------------------

Comparison at December 31, 2008 and at December 31, 2007

      Since we commenced operations in 2000 we have sought to grow our assets and deposit base consistent with our capital requirements. We offer competitive loan and deposit products and seek to distinguish ourselves from our competitors through our service and availability. Total assets increased by $15.1 million or 2.7% to $578.6 million at December 31, 2008 from $563.5 million at December 31, 2007 as the Company continued to grow the Bank's balance sheet with loans funded primarily through growth in the Bank's deposit base and the utilization of wholesale funding sources, specifically Federal Home Loan Bank advances.

      Total cash and cash equivalents decreased by $5.0 million or 42.4% to $6.8 million at December 31, 2008 from $11.8 million at December 31, 2007 reflecting management's decision, with money market rates at historically low levels, to deploy those liquid assets into loans in an effort to achieve higher returns. Securities held-to-maturity decreased by $23.7 million or 14.4% to $141.3 million at December 31, 2008 from $165.0 million at December 31, 2007. The decrease was primarily attributable to call options exercised on $78.9 million of callable agency securities and $5.5 million of repayments and prepayments in the mortgage backed securities portfolio during the year ended December 31, 2008, partially offset by purchases of $47.3 million of callable agency securities and $13.3 million in the mortgage backed securities.

      Loans receivable increased by $42.1 million or 11.5% to $406.8 million at December 31, 2008 from $364.7 million at December 31, 2007. The increase resulted primarily from a $46.4 million increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, and a $2.8 million increase in consumer loans, net of amortization, partially offset by a $5.8 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization, and a $1.2 million increase in the allowance for loan losses. At December 31, 2008, the allowance for loan losses was $5.3 million or 1.28% of loans receivable. The growth in loans receivable was primarily attributable to competitive pricing in a lower than historically normal interest rate environment.

      Deposit liabilities increased by $11.7 million or 2.9% to $410.5 million at December 31, 2008 from $398.8 million at December 31, 2007. The increase resulted primarily from an increase of $20.5 million or 9.6% in time deposits to $235.0 million from $214.5 million, partially offset by a decrease of $8.0 million or 9.5% in demand deposits to $75.9 million from $83.9 million and a decrease of $855,000 or 0.9% in savings and club accounts to $99.6 million from $100.4 million. The decrease in demand, savings and club account balances resulted primarily from internal disintermediation brought on by an increasingly competitive local market for deposit growth. The Bank has been able to achieve overall growth in deposits through competitive pricing on select deposit products.

      Total borrowed money increased by $2.0 million or 1.8% to $116.1 million at December 31, 2008 from $114.1 million at December 31, 2007. The increase in borrowings reflects the use of Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans.

      Total stockholders' equity increased by $1.2 million or 2.5% to $49.7 million at December 31, 2008 from $48.5 million at December 31, 2007. The increase in stockholders' equity primarily reflects net income of $3.5 million for the year ended December 31, 2008 and the exercise of stock options during the year to purchase 104,873 shares of the Company's common stock for a total of approximately $925,000, partially offset by the repurchase of 93,029 shares of the Company's common stock through the stock repurchase plans in place at a cost during the year of $1.3 million and cash dividends paid through the year totaling $1.9 million. At December 31, 2008 the Bank's Tier 1 leverage, Tier 1 risk-based and Total risk-based capital ratios were 9.22%, 13.38%, and 14.63% respectively.

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

                                        At December 31, 2008   The year ended December 31, 2008    The year ended December 31, 2007
                                        --------------------   --------------------------------   ---------------------------------
                                                      Actual                            Average                             Average
                                           Actual     Yield/    Average     Interest    Yield/     Average     Interest     Yield/
                                          Balance      Cost     Balance   earned/paid  Cost (5)    Balance    earned/paid  Cost (5)
                                        ----------    ------   --------   -----------  --------    -------    -----------  --------
                                                                           (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1) ...............  $  413,552      7.09%  $ 393,198  $    27,248      6.96%  $ 339,057   $    24,365      7.19%
  Investment securities(2) ...........     147,904      5.55     161,281        9,185      5.70     161,707         8,843      5.47
  Interest-earning deposits ..........       3,266      0.06      10,034          190      1.89      26,010         1,182      4.54
                                        ----------             ---------  -----------             ---------   -----------
   Total interest-earning assets .....     564,722      6.65%    564,513       36,623      6.49%    526,774        34,390      6.53%
                                        ----------             ---------  -----------             ---------   -----------

Interest-earning liabilities:
  Interest-bearing demand deposits ...  $   25,843      1.25%  $  23,930  $       300      1.25%  $  21,076   $       294      1.40%
  Money market deposits ..............      19,539      2.43      26,697          746      2.79      17,212           712      4.14
  Savings deposits ...................      99,586      1.32     100,754        1,370      1.36     108,921         1,866      1.71
  Certificates of deposit ............     234,974      3.87     220,375        9,106      4.13     209,828        10,109      4.82
  Borrowings .........................     116,124      4.28     118,920        5,141      4.32      93,412         4,236      4.54
                                        ----------             ---------  -----------             ---------   -----------
    Total interest-bearing
      liabilities ....................     496,066      3.27%    490,676       16,663      3.40%    450,449        17,217      3.82%
                                        ----------             ---------  -----------             ---------   -----------

Net interest income ..................                                    $    19,960                         $    17,173
                                                                          ===========                         ===========
Interest rate spread(3) ..............                  3.38%                              3.09%                               2.71%
                                                      ======                           ========                            ========
Net interest margin(4) ...............                                                     3.54%                               3.26%
                                                                                       ========                            ========
Ratio of interest-earning assets
  to interest-bearing liabilities ....      113.84%               115.05%                            116.94%
                                        ==========             =========                          =========

----------
(1)   Excludes allowance for loan losses.

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

                                           The year ended December 31, 2006
                                         ------------------------------------
                                                                     Average
                                          Average      Interest    Yield/Cost
                                          Balance    earned/paid      (5)
                                         ---------   -----------   ----------
                                                (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1) ..............   $ 315,493   $    22,770         7.22%
   Investment securities(2) ..........     153,628         8,046         5.24
   Interest-earning deposits .........      12,569           445         3.54
                                         ---------   -----------
      Total interest-earning assets ..     481,690        31,261         6.49%
                                         ---------   -----------

Interest-earning liabilities:
   Interest-bearing demand deposits ..   $  21,397           302         1.41%
   Money market deposits .............       3,353           124         3.70
   Savings deposits ..................     137,046         2,611         1.91
   Certificates of deposit ...........     182,340         7,807         4.28
   Borrowings ........................      63,775         2,633         4.13
                                         ---------   -----------
      Total interest-bearing
        liabilities ..................     407,911        13,477         3.30%
                                         ---------   -----------

Net interest income ..................               $    17,784
                                                     ===========

Interest rate spread(3) ..............                                   3.19%
                                                                   ==========
Net interest margin(4) ...............                                   3.69%
                                                                   ==========
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities .......................      118.09%
                                         =========

----------
(1)   Excludes allowance for loan losses.

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

                                                                           Years Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                   2008 vs. 2007                                 2007 vs. 2006
                                           -----------------------------                  ---------------------------
                                                Increase/(Decrease)                           Increase/(Decrease)
                                                       Due to                                        Due to
                                           -----------------------------       Total      ---------------------------       Total
                                                                   Rate/     Increase                           Rate/     Increase
                                            Volume      Rate      Volume    (Decrease)     Volume     Rate     Volume    (Decrease)
                                           -------    --------    ------    ----------    -------    ------    ------    ----------
                                                                                (In  Thousands)
Interest income:
   Loans receivable ....................   $ 3,891    $   (869)   $ (139)   $    2,883    $ 1,701    $  (98)   $   (8)   $    1,595
   Investment securities ...............       (23)        366        (1)          342        423       355        19           797
   Interest-earning deposits with other
      banks ............................      (726)       (689)      423          (992)       476       126       135           737
                                           -------    --------    ------    ----------    -------    ------    ------    ----------
   Total interest-earning assets .......     3,142      (1,192)      283         2,233      2,600       383       146         3,129
                                           -------    --------    ------    ----------    -------    ------    ------    ----------

Interest expense:
   Interest-bearing demand accounts ....        40         (30)       (4)            6         (4)       (4)       --            (8)
   Money market ........................       392        (231)     (127)           34        512        15        61           588
   Savings and club ....................      (140)       (385)       29          (496)      (536)     (263)       54          (745)
   Certificates of Deposits ............       508      (1,439)      (72)       (1,003)     1,177       978       147         2,302
   Borrowed funds ......................     1,157        (198)      (54)          905      1,224       259       120         1,603
                                           -------    --------    ------    ----------    -------    ------    ------    ----------

   Total interest-bearing liabilities ..     1,957      (2,283)     (228)         (554)     2,373       985       382         3,740
                                           -------    --------    ------    ----------    -------    ------    ------    ----------
Change in net interest income ..........   $ 1,185    $  1,091    $  511    $    2,787    $   227    $ (602)   $ (236)   $     (611)
                                           =======    ========    ======    ==========    =======    ======    ======    ==========

Results of Operations for the Years Ended December 31, 2008 and 2007

      Net income decreased by $970,000 or 21.8% to $3.47 million for the year ended December 31, 2008 from $4.44 million for the year ended December 31, 2007. The decrease in net income resulted primarily from a decrease in non-interest income and increases in the provision for loan losses and non-interest expense, partially offset by an increase in net interest income and a decrease in income taxes. Net interest income increased by $2.8 million or 16.3% to $20.0 million for the year ended December 31, 2008 from $17.2 million for the year ended December 31, 2007. The increase in net interest income resulted primarily from an increase of $37.7 million or 7.2% in the average balance of interest earning assets to $564.5 million for the year ended December 31, 2008 from $526.8 million for the year ended December 31, 2007 offset by a decrease in the average yield on interest earning assets to 6.49% for the year ended December 31, 2008 from 6.53% for the year ended December 31, 2007. The average balance of interest bearing liabilities increased by $40.3 million or 8.9% to $490.7 million at December 31, 2008 from $450.4 million at December 31, 2007 while the average cost of interest bearing liabilities decreased to 3.40% for the year ended December 31, 2008 from 3.82% for the year ended December 31, 2007. As a result of the aforementioned, our net interest margin increased to 3.54% for the year ended December 31, 2008 from 3.26% for the year ended December 31, 2007.

      The decrease in non-interest income resulted primarily from an other than temporary impairment (OTTI) charge of $2.9 million on a $3.0 million investment in Federal National Mortgage Association (FNMA) preferred stock. The increase in non-interest expense reflected a change to income resulting from the discovery of a deposit fraud scheme by a commercial client of the Bank. The Bank recorded a $560,000 loss in other non-interest expense related to this incident. The Bank and Company anticipate that any future recoveries may partially offset this loss; however there can be no assurance of the level or probability of any recovery. The Bank and the Company have notified its insurance carriers.

      Interest income on loans receivable increased by $2.8 million or 11.5% to $27.2 million for the year ended December 31, 2008 from $24.4 million for the year ended December 31, 2007. The increase was primarily due to an increase in average loans receivable of $52.6 million or 15.5% to $393.2 million for the year ended December 31, 2008 from $339.1 million for the year ended December 31, 2007, partially offset by a decrease in the average yield on loans receivable to 6.96% for the year ended December 31, 2008 from 7.19% for the year ended December 31, 2007. The increase in the average balance of loans reflects management's philosophy of deploying funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank's primary market area for commercial and construction loans as well as the effect of the actions taken by the Federal Open Market Committee to reduce interest rates during 2008.

      Interest income on securities increased by $342,000 or 3.9% to $9.2 million for the year ended December 31, 2008 from $8.8 million for the year ended December 31, 2007. The increase was primarily attributable to an increase in the average yield on securities to 5.70% for the year ended December 31, 2008 from 5.47% for the year ended December 31, 2007, partially offset by a slight decrease in the average balance of securities of $426,000 or 0.3% to $161.3 million for the year ended December 31, 2008 from $161.7 million for the year ended December 31, 2007. The decrease in average balances reflects the issuing agencies decision to exercise their call options on a select number of securities which resulted in decreases to the investment portfolio. The increase in average yield reflects the fact that the exercise of call options discussed above occurred on seasoned securities whose yield was less than those securities remaining in the investment portfolio.

      Interest income on other interest-earning assets consisting primarily of federal funds sold decreased by $992,000 or 83.9% to $190,000 for the year ended December 31, 2008 from $1.2 million for the year ended December 31, 2007. This decrease was primarily due to an decrease in the average balance of other interest-earning assets of $16.0 million or 61.5% to $10.0 million for the year ended December 31, 2008 from $26.0 million for the year ended December 31, 2007 and a decrease in the average yield on other interest-earning assets to 1.89% for the year ended December 31, 2008 from 4.54% for the year ended December 31, 2007. As a result of the lower interest rate environment for overnight deposits during the year ended December 31, 2008, a decrease in the average balance resulted, as management deployed funds into loans in an effort to achieve higher returns.

      Total interest expense decreased by $554,000 or 3.2% to $16.7 million for the year ended December 31, 2008 from $17.2 million for the year ended December 31, 2007. This decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 3.40% for the year ended December 31, 2008 from 3.82% for the year ended December 31, 2007, partially offset by an increase in the balance of total interest bearing deposit liabilities of $14.8 million or 4.1% to $371.8 million for the year ended December 31, 2008 from $357.0 million for the year ended December 31, 2007, and an increase in the balance of average borrowings of $25.5 million or 27.3% to $118.9 million for the year ended December 31, 2008, from $93.4 million for the year ended December 31, 2007.

      The provision for loan losses totaled $1.3 million and $600,000 for the years ended December 31, 2008 and 2007, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are possible and estimable. During 2008, the Bank experienced $61,000 in net charge-offs (consisting of $101,000 in charge-offs and $40,000 in recoveries). During 2007, the Bank experienced $268,000 in net charge-offs (consisting of $285,000 in charge-offs and $17,000 in recoveries). The Bank had non-accrual loans totaling $3.7 million at December 31, 2008 and $3.8 million at December 31, 2007. The allowance for loan losses stood at $5.3 million or 1.28% of gross total loans at December 31, 2008 as compared to $4.1 million or 1.10% of gross total loans at December 31, 2007. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize loses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2008 and 2007.

      Total non-interest income decreased by $3.2 million to a loss of $2.1 million for the year ended December 31, 2008 from income of $1.1 million for the year ended December 31, 2007. The decrease in non-interest income resulted primarily from an other than temporary impairment (OTTI) charge of $2.9 million on a $3.0 million investment in Federal National Mortgage Association (FNMA) preferred stock as well as a $283,000 decrease in gain on sales of loans originated for sale, to $137,000 for the year ended December 31, 2008 from $420,000 for the year ended December 31, 2007, and a $12,000 decrease in gain on sale of real estate owned, partially offset by a $64,000 or 9.7% increase in fees, service charges and other income to $723,000 for the year ended December 31, 2008 from $659,000 for the year ended December 31, 2007. The decrease in gain on sale of loans originated for sale reflects the softening one-to four-family residential real estate market during 2008.

      Total non-interest expense increased by $596,000 or 5.6% to $11.3 million for the year ended December 31, 2008 from $10.7 million for the year ended December 31, 2007. The increase in non-interest expense resulted primarily from the discovery of a deposit fraud scheme by a commercial client of the Bank during 2008. The Bank recorded a $560,000 loss related to this incident. The Bank and Company anticipate that future recoveries may partially offset this loss; however there can be no assurance of the level or probability of any recovery. The Bank and the Company have notified its insurance carrier. Salaries and employee benefits expense decreased by $207,000 or 3.6% to $5.5 million for the year ended December 31, 2008 from $5.7 million for the year ended December 31, 2007. This decrease resulted from a decrease in full time equivalent employees to eighty-five (85) at December 31, 2008 from ninety-three (93) at December 31, 2007 and from eighty-seven (87) at December 31, 2006. Occupancy expense increased by $59,000 or 5.9% to $1.1 million for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007. Equipment expense increased by $113,000 or 5.9% to $2.0 million for the year ended December 31, 2008 from $1.9 million for the year ended December 31, 2007. The primary component of this expense item is data service provider expense which increases with the growth of the Bank's assets. Advertising expense decreased by $85,000 or 26.1% to $241,000 for the year ended December 31, 2008 from $326,000 for the year ended December 31, 2007. Other non-interest expense increased by $156,000 or 8.7% to $1.9 million for the year ended December 31, 2008 from $1.8 million for the year ended December 31, 2007. The increase in other non-interest expense is primarily attributable to increases in expenses commensurate with a growing franchise. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

      Income tax expense decreased $689,000 or 27.5% to $1.8 million for the year ended December 31, 2008 from $2.5 million for the year ended December 31, 2007 reflecting decreased pre-tax income earned during 2008. The consolidated effective income tax rate for the year ended December 31, 2008 was 34.4% and for the year ended December 31, 2007 was 36.1%.

Results of Operations for the Years Ended December 31, 2007 and 2006

      Net income decreased by $1.13 million or 20.3% to $4.44 million for the year ended December 31, 2007 from $5.57 million for the year ended December 31, 2006. The decrease in net income resulted primarily from decreases in net interest income and non-interest income and an increase in non-interest expense, partially offset by decreases in the provision for loan losses, and income taxes. Net interest income decreased by $611,000 or 3.4% to $17.2 million for the year ended December 31, 2007 from $17.8 million for the year ended December 31, 2006. This decrease in net interest income resulted primarily from an increase of $42.6 million or 10.4% in the average balance of interest-bearing liabilities to $450.5 million for the year ended December 31, 2008 from $407.9 million for the year ended December 31, 2006 and an increase in the cost of interest-bearing liabilities to 3.82% for the year ended December 31, 2008 from 3.30% for the year ended December 31, 2006. The average balance of interest-earning assets increased by $45.1 million or 9.4% to $526.8 million at December 31, 2008 from $481.7 million at December 31, 2006 while the yield on interest-earning assets increased slightly to 6.53% for the year ended December 31, 2008 from 6.49% for the year ended December 31, 2006. As a consequence of the aforementioned, our net interest margin decreased to 3.26% for the year ended December 31, 2008 from 3.69% for the year ended December 31, 2006.

      Interest income on loans receivable increased by $1.6 million or 7.0% to $24.4 million for the year ended December 31, 2007 from $22.8 million for the year ended December 31, 2006. The increase was primarily due to an increase in average loans receivable of $23.6 million or 7.5% to $339.1 million for the year ended December 31, 2008 from $315.5 million for the year ended December 31,
2006, partially offset by a slight decrease in the average yield on loans receivable to 7.19% for the year ended December 31, 2007 from 7.22% for the year ended December 31, 2006. The increase in the average balance of loans reflects management's philosophy of deploying funds in higher yielding instruments, specifically  commercial  real  estate  loans in an  effort  to  achieve  higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank's primary market area for commercial and construction loans as well as the effect of the actions taken by the Federal Open Market Committee to reduce interest rates during the latter half of 2007.

      Interest income on securities increased by $797,000 or 9.9% to $8.8 million for the year ended December 31, 2007 from $8.0 million for the year ended December 31, 2006. The increase was primarily attributable to an increase in the average balance of securities of $8.1 million or 5.3% to $161.7 million for the year ended December 31, 2007 from $153.6 million for the year ended December 31, 2006, and an increase in the average yield on securities to 5.47% for the year ended December 31, 2007 from 5.24% for the year ended December 31, 2006. The increase in average balances reflects management's philosophy to deploy funds in investments, absent an opportunity to originate higher yielding loans, in an effort to achieve higher returns.

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

      Income tax expense decreased $711,000 or 22.1% to $2.5 million for the year ended December 31, 2007 from $3.2 million for the year ended December 31, 2006 reflecting decreased pre-tax income earned during 2007. The consolidated effective income tax rate for the year ended December 31, 2007 was 36.1% and for the year ended December 31, 2006 was 36.6%.

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

      Our primary investing activities are the origination of commercial and multi-family real estate loans, one- to four-family mortgage loans, construction, commercial business and consumer loans, as well as the purchase of mortgage-backed and other investment securities. During 2008 loan originations totaled $110.7 million compared to $142.5 million and $119.6 million for 2007 and 2006, respectively. The continued strength of loan originations reflects management's efforts to increase our total assets, the continued focus on increasing commercial and multi-family lending operations and the refinance market in 2008.

      During 2008, cash flow provided by the calls, maturities and principal repayments and prepayments received on securities held-to-maturity amounted to $84.4 million compared to $21.0 million and $28.8 million in 2007 and 2006. Deposit growth provided $11.7 million, $16.1 million and $19.9 million of funding to facilitate asset growth for the years ending December 31, 2008, 2007 and 2006, respectively. Borrowings increased $2.0 million in 2008 with additional short-term borrowings of $24.0 million and repayments of $22.0 million through the FHLB.

      Loan  Commitments.  In the  ordinary  course of business  the Bank extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the Bank does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral may be obtained based upon management's assessment of the customers' creditworthiness. Commitments to extend credit may be written on a fixed rate basis exposing the Bank to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit. The Bank had outstanding commitments to originate and fund loans of approximately $46.1 million and $57.4 million at December 31, 2008 and 2007, respectively.

      The following tables sets forth our contractual obligations and commercial commitments at December 31, 2008.

                                                       Payments due by period
                                              Less than 1      1-3     More than 3-5   More than 5
Contractual obligations             Total         Year        Years        Years           Years
                                  ---------   -----------   --------   -------------   -----------
                                                           (In Thousands)
Borrowed money ................   $ 116,124   $     2,000   $     --   $          --   $   114,124

Lease obligations .............       4,297           425        610             402         2,860
Certificates of deposit .......     234,974       188,112     38,577           8,235            50
                                  ---------   -----------   --------   -------------   -----------
Total .........................   $ 355,395   $   190,537   $ 39,187   $       8,637   $   117,034
                                  =========   ===========   ========   =============   ===========

Recent Accounting Pronouncements
--------------------------------

      In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51". This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on its consolidated financial statements.

      In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company believes that this new pronouncement will not have a material impact on its consolidated financial statements.

      In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company does not expect that EITF 03-6-1 will have an impact on its consolidated financial statements.

      In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

      In November 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations". EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect that EITF 08-6 will have an impact on its consolidated financial statements.

      In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets". EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This new pronouncement will impact the Company's accounting for any defensive intangible assets acquired in a business combination completed beginning January 1, 2009.

      In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation ("FIN") 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities". FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), "Consolidation of Variable Interest Entities", to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

      In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment of Guidance of EITF Issue No. 99-20". FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized

Financial Assets", to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of EITF 99-20-1 did not have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------    ----------------------------------------------------------

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

      Quantitative Analysis. The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2008. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of December 31, 2008. The following sets forth the Company's NPV as of December 31, 2008.

                                                                 NPV as a % of Assets
    Change in    Net Portfolio   $ Change from   % Change from   --------------------
   calculation       Value            PAR             PAR        NPV Ratio    Change
   -----------   -------------   -------------   --------------  ---------   --------
      +300bp     $      33,632   $     (34,528)      -50.66%        6.21%     (528)bp
      +200bp            59,526          (8,634)      -12.67        10.61       (88)bp
      +100bp            70,348           2,188         3.21        12.07        58 bp
       PAR              68,160              --           --        11.49        --
      -100bp                --              --           --           --        --
      -200bp                --              --           --           --        --
      -300bp                --              --           --           --        --

----------
bp-basis points

      The table above indicates that at December 31, 2008, in the event of a 100 basis point increase in interest rates, we would experience a 3.21% increase in NPV.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------

      The financial statements identified in Item 15(a)(1) hereof are included as Exhibit 13 and are incorporated hereunder.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

      None.

ITEM 9A.(T) CONTROLS AND PROCEDURES
-----------------------------------

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

      (b)   Management's  Annual  Report  on  Internal  Control  over  Financial
            Reporting

      Management of BCB Bancorp, Inc., and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Operating Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

      Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on our financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

      As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based upon the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company's internal control over financial reporting as of December 31, 2008 is effective using these criteria. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

      (c)   Changes in Internal Controls over Financial Reporting.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.    OTHER INFORMATION
-----------------------------

      None.

                                    PART III
                                    --------

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
------------------------------------------------------------------

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

      The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement") is incorporated herein by reference in response to the disclosure requirements of Items 401, 405, 406, 407(d)(4) and 407(d)(5) of Regulation S-K.

      The information concerning directors and executive officers of the Company under the caption "Proposal I-Election of Directors" and information under the captions "Section 16(a) Beneficial Ownership Compliance" and "The Audit Committee" of the 2009 Proxy Statement is incorporated herein by reference.

      There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company's board of directors.

ITEM 11.    EXECUTIVE COMPENSATION
----------------------------------

      The "Executive Compensation" section of the Company's 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------    ------------------------------------------------------------------
            RELATED STOCKHOLDER MATTERS
            ---------------------------

      The "Proposal I--Election of Directors" section of the Company's 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
--------    ------------------------------------------------------------
            INDEPENDENCE
            ------------------------------------------------------------

      The "Transactions with Certain Related Persons" section and "Proposal I-Election of Directors--Board Independence" of the Company's 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

      Information required by Item 14 is incorporated by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, "Proposal II-Ratification of the Appointment of Independent Auditors--Fees Paid to Beard Miller Company LLP."

                                     PART IV
                                     -------

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
------------------------------------------------------

      (a)(1) Financial Statements
             --------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

            (A)   Report of Independent Registered Public Accounting Firm

            (B) Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

            (C) Consolidated Statements of Income for each of the Years in the Three-Year period ended December 31, 2008

            (D) Consolidated Statements of Changes in Stockholders' Equity for each of the Years in the Three-Year period ended December 31, 2008

            (E) Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2008

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

            3.3   Specimen Stock Certificate*

            10.1  BCB Community Bank 2002 Stock Option Plan***

            10.2  BCB Community Bank 2003 Stock Option Plan***

            10.3  2005 Director Deferred Compensation Plan****

            10.4  Change in Control Agreement with Donald Mindiak*******

            10.5  Change in Control Agreement with James E. Collins*******

            10.6  Change in Control Agreement with Thomas M. Coughlin*******

            10.7  Executive Agreement with Donald Mindiak*******

            10.8  Executive Agreement with James E. Collins*******

            10.9  Executive Agreement with Thomas M. Coughlin*******

            10.10 Amendment to 2002 and 2003 Stock Option Plans******

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

***** Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005.

****** Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.

******* Incorporated by reference to Exhibit 10.4, 10.5, 10.6, 10.7, 10.8 and
        10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.

Signatures

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BCB BANCORP, INC.

Date: March 27, 2009                    By: /s/ Donald Mindiak
                                            ------------------------------------
                                            Donald Mindiak
                                            President, Chief Executive Officer
                                            and Chief Financial Officer
                                            (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                       Title                          Date
----------                                       -----                          ----
/s/ Donald Mindiak            President, Chief Executive                   March 27, 2009
---------------------------   Officer, Chief Financial Officer
Donald Mindiak                and Director (Principal Executive Officer)

/s/ Thomas M. Coughlin        Vice President, Chief Operating              March 27, 2009
---------------------------   Officer (Principal Accounting
Thomas M. Coughlin            Officer) and Director

/s/ Mark D. Hogan             Chairman of the Board                        March 27, 2009
---------------------------
Mark D. Hogan

/s/ Robert Ballance           Director                                     March 27, 2009
---------------------------
Robert Ballance

/s/ Judith Q. Bielan          Director                                     March 27, 2009
---------------------------
Judith Q. Bielan

/s/ Joseph J. Brogan          Director                                     March 27, 2009
---------------------------
Joseph J. Brogan

/s/ James E. Collins          Director                                     March 27, 2009
---------------------------
James E. Collins

/s/ Joseph Lyga               Director                                     March 27, 2009
---------------------------
Joseph Lyga

/s/ Alexander Pasiechnik      Director                                     March 27, 2009
---------------------------
Alexander Pasiechnik

/s/ August Pellegrini, Jr.    Director                                     March 27, 2009
---------------------------
August Pellegrini, Jr.

/s/ Joseph Tagliareni         Director                                     March 27, 2009
---------------------------
Joseph Tagliareni

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

      3.3   Specimen Stock Certificate*

      10.1  BCB Community Bank 2002 Stock Option Plan***

      10.2  BCB Community Bank 2003 Stock Option Plan***

      10.3  2005 Director Deferred Compensation Plan****

      10.4  Change in Control Agreement with Donald Mindiak*******

      10.5  Change in Control Agreement with James E. Collins*******

      10.6  Change in Control Agreement with Thomas M. Coughlin*******

      10.7  Executive Agreement with Donald Mindiak*******

      10.8  Executive Agreement with James E. Collins*******

      10.9  Executive Agreement with Thomas M. Coughlin*******

      10.10 Amendment to 2002 and 2003 Stock Option Plans******

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

***** Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005.

****** Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.

******* Incorporated by reference to Exhibit 10.4,  10.5,  10.6,  10.7, 10.8 and
        10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.