Form 10-Q
period 2009-03-31
BCB BANCORP INC
filed 2009-05-15
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

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

   Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ]
                          Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                                             [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                             [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2009, BCB Bancorp, Inc., had 4,648,125 shares of common stock, no par value, outstanding.

                        BCB BANCORP INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      Page

PART I.  CONSOLIDATED FINANCIAL INFORMATION
         Item 1. Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 2009 and December 31, 2008 (unaudited) .........................      1

         Consolidated Statements of Income for the three months
         ended March 31, 2009 and March 31, 2008 (unaudited) ......................      2

         Consolidated Statement of Changes in Stockholders' Equity
         for the three months ended March 31, 2009 (unaudited) ....................      3

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2009 and March 31, 2008 (unaudited) ......................      4

         Notes to Unaudited Consolidated Financial Statements .....................      5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..............................     11

         Item 3. Quantitative and Qualitative Disclosures about Market Risk .......     16

         Item 4T. Controls and Procedures .........................................     18

PART II. OTHER INFORMATION ........................................................     19

         Item 1. Legal Proceedings

         Item 1A. Risk Factors

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                        BCB BANCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition at
                      March 31, 2009 and December 31, 2008
                                   (Unaudited)
                      (in thousands except for share data)

                                                                               At                 At
                                                                         March 31, 2009   December 31, 2008
                                                                         --------------   -----------------
ASSETS
------

Cash and amounts due from depository institutions                        $        3,693   $           3,495
Interest-earning deposits                                                        38,912               3,266
                                                                         --------------   -----------------
   Total cash and cash equivalents                                               42,605               6,761
                                                                         --------------   -----------------

Securities available for sale                                                       505                 888
Securities held to maturity, fair value $132,836 and $143,245,
   respectively                                                                 130,677             141,280
Loans held for sale                                                               2,109               1,422
Loans receivable, net of allowance for loan losses of $5,642 and
   $5,304, respectively                                                         401,089             406,826
Premises and equipment                                                            5,558               5,627
Federal Home Loan Bank of New York stock                                          5,646               5,736
Interest receivable                                                               3,469               3,884
Other real estate owned                                                           1,435               1,435
Deferred income taxes                                                             3,463               3,113
Other assets                                                                      1,340               1,652
                                                                         --------------   -----------------
      Total assets                                                       $      597,896   $         578,624
                                                                         ==============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Non-interest bearing deposits                                            $       33,395   $          30,561
Interest bearing deposits                                                       397,629             379,942
                                                                         --------------   -----------------
   Total deposits                                                               431,024             410,503
Short-term Borrowings                                                                --               2,000
Long-term Debt                                                                  114,124             114,124
Other liabilities                                                                 2,481               2,282
                                                                         --------------   -----------------
      Total Liabilities                                                         547,629             528,909
                                                                         --------------   -----------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, stated value $0.064; 10,000,000 shares authorized;
   5,184,320 and 5,183,731 shares respectively, issued                              331                 331
Additional paid-in capital                                                       46,867              46,864
Treasury stock, at cost, 536,195 and 533,680 shares,
   respectively                                                                  (8,705)             (8,680)
Retained earnings                                                                12,130              11,325
Accumulated other comprehensive loss                                               (356)               (125)
                                                                         --------------   -----------------
   Total stockholders' equity                                                    50,267              49,715
                                                                         --------------   -----------------

      Total liabilities and stockholders' equity                         $      597,896   $         578,624
                                                                         ==============   =================

See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                           For the three months ended
                             March 31, 2009 and 2008
                                   (Unaudited)
                    (in thousands except for per share data)

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2009        2008
                                                           ---------------------
Interest income:
   Loans ...............................................   $   6,889   $   6,645
   Securities ..........................................       1,980       2,339
   Other interest-earning assets .......................           4          73
                                                           ---------   ---------
      Total interest income ............................       8,873       9,057
                                                           ---------   ---------

Interest expense:
   Deposits:
      Demand ...........................................         198         301
      Savings and club .................................         297         360
      Certificates of deposit ..........................       2,221       2,441
                                                           ---------   ---------
                                                               2,716       3,102
                                                           ---------   ---------

      Borrowed money ...................................       1,236       1,278
                                                           ---------   ---------

        Total interest expense .........................       3,952       4,380
                                                           ---------   ---------

Net interest income ....................................       4,921       4,677
Provision for loan losses ..............................         350         250
                                                           ---------   ---------

Net interest income, after provision for loan losses ...       4,571       4,427
                                                           ---------   ---------

Non-interest income:
   Fees and service charges ............................         130         158
   Gain on sales of loans originated for sale ..........          42          80
   Other ...............................................           9          10
                                                           ---------   ---------
      Total non-interest income ........................         181         248
                                                           ---------   ---------

Non-interest expense:
   Salaries and employee benefits ......................       1,323       1,375
   Occupancy expense of premises .......................         264         263
   Equipment ...........................................         515         498
   Advertising .........................................          47          51
   Other ...............................................         437         440
                                                           ---------   ---------
      Total non-interest expense .......................       2,586       2,627
                                                           ---------   ---------

Income before income tax provision .....................       2,166       2,048
Income tax provision ...................................         803         744
                                                           ---------   ---------

Net Income .............................................   $   1,363   $   1,304
                                                           =========   =========

Net Income per common share-basic and diluted ..........
            basic ......................................   $    0.29   $    0.28
                                                           =========   =========
            diluted ....................................   $    0.29   $    0.28
                                                           =========   =========

Weighted average number of common shares outstanding-
            basic ......................................       4,649       4,617
                                                           =========   =========
            diluted ....................................       4,678       4,721
                                                           =========   =========

See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
                    For the three months ended March 31, 2009
                                   (Unaudited)
                      (in thousands except for share data)

                                                                                                            Accumulated
                                                                                                               Other
                                                                     Additional      Treasury   Retained   Comprehensive
                                                   Common Stock   Paid-In Capital     Stock     Earnings        Loss         Total
                                                   ------------   ---------------   ---------   --------   -------------   --------
Balance, December 31, 2008                         $        331   $        46,864   $  (8,680)  $ 11,325   $        (125)  $ 49,715

Exercise of Stock Options (589 shares)                       --                 3          --         --              --          3

Treasury Stock Purchases (2,515 shares)                      --                --         (25)        --              --        (25)

Cash dividend ($0.12 per share) declared                     --                --          --       (558)             --       (558)
                                                                                                                           --------

Comprehensive Income:
   Net income for the three months ended
      March 31, 2009                                         --                --          --      1,363              --      1,363

   Unrealized loss on securities,
      available for sale, net of
      deferred income tax of $152                            --                --          --         --            (231)      (231)
                                                                                                                           --------

   Total Comprehensive income                                --                --          --         --              --      1,161
                                                   ------------   ---------------   ---------   --------   -------------   --------

Balance, March 31, 2009                            $        331   $        46,867   $  (8,705)  $ 12,130   $        (356)  $ 50,267
                                                   ------------   ---------------   ---------   --------   -------------   --------

See accompanying notes to consolidated financial statements.

                        BCB BANCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           For the three months ended
                             March 31, 2009 and 2008
                                   (Unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                        2009        2008
                                                                      --------------------
Cash flows from operating activities:
   Net Income                                                         $  1,363    $  1,304
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation                                                       91         102
         Accretion, net                                                   (115)       (124)
         Provision for loan losses                                         350         250
         Deferred income tax                                              (198)        (77)
         Loans originated for sale                                      (3,603)     (3,788)
         Proceeds from sale of loans originated for sale                 2,958       4,363
         Gain on sale of loans originated for sale                         (42)        (80)
         Decrease in interest receivable                                   415         442
         Decrease (increase) in other assets                               312         (79)
         Decrease in accrued interest payable                              (19)        (51)
         Increase (decrease) in other liabilities                          218        (111)
                                                                      --------    --------

               Net cash provided by operating activities                 1,730       2,151
                                                                      --------    --------

Cash flows from investing activities:
      Proceeds from calls of securities held to maturity                 8,500      58,670
      Purchases of securities held to maturity                              --     (42,858)
      Proceeds from repayments on securities held to maturity            2,110       1,308
      Proceeds from sale of real estate owned                               --         287
      Net decrease (increase) in loans receivable                        5,495     (10,390)
      Redemption of Federal Home Loan Bank of New York Stock                90          --
      Additions to premises and equipment                                  (22)         --
      Improvements to other real estate owned                               --         (36)
                                                                      --------    --------

            Net cash provided by investing activities                   16,173       6,981
                                                                      --------    --------

Cash flows from financing activities:
      Net increase in deposits                                          20,521       2,546
      Net change in short-term borrowings                               (2,000)         --
      Purchases of treasury stock                                          (25)       (793)
      Cash dividend paid                                                  (558)       (417)
      Exercise of stock options                                              3          --
                                                                      --------    --------

            Net cash provided by financing activities                   17,941       1,336
                                                                      --------    --------

Net increase in cash and cash equivalents                               35,844      10,468
Cash and cash equivalents-beginning                                      6,761      11,780
                                                                      --------    --------

Cash and cash equivalents-ending                                      $ 42,605    $ 22,248
                                                                      ========    ========

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Income taxes                                                 $     35    $    750

         Interest                                                     $  3,971    $  4,431

         Transfer of loan to real estate owned                        $     --    $  1,194

See accompanying notes to consolidated financial statements.

                       BCB Bancorp Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2009 or any other future interim period.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2008, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

In December 2007, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157". FSP FAS 157-2 delayed the effective date of Statement No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. FSP FAS 157-2 was adopted for the Company's March 31, 2009 consolidated financial statements. The adoption of Statement FSP FAS 157-2 had no impact on the amounts reported in the consolidated financial statements as of and for the three months ended March 31, 2009.

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

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (in thousands):

                                                 (Level 1)        (Level 2)
                                             Quoted Prices in    Significant      (Level 3)
                                              Active Markets        Other        Significant
                                               for Identical      Observable    Unobservable
Description                         Total         Assets            Inputs         Inputs
--------------------------------------------------------------------------------------------
As of March 31, 2009:

Securities available for sale       $ 505          $ 505             $ --           $ --
--------------------------------------------------------------------------------------------
As of December 31, 2008:

Securities available for sale       $ 888          $ 888             $ --           $ --
--------------------------------------------------------------------------------------------

The fair value for the securities illustrated in the aforementioned table were obtained through a primary broker/dealer from readily available price quotes.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (in thousands):

                                                 (Level 1)        (Level 2)
                                             Quoted Prices in    Significant      (Level 3)
                                              Active Markets        Other        Significant
                                               for Identical      Observable    Unobservable
Description                         Total         Assets            Inputs         Inputs
--------------------------------------------------------------------------------------------
As of March 31, 2009:

Impaired loans                     $ 1,867         $ --              $ --          $ 1,867
--------------------------------------------------------------------------------------------
As of December 31, 2008:

Impaired Loans                     $ 2,847         $ --              $ --          $ 2,847
--------------------------------------------------------------------------------------------

Impaired loans are those that are accounted for under FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan", in which the Company has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $2,265,000 and $3,728,000, net of a valuation allowance of $398,000 and $881,000 at March 31, 2009 and December 31, 2008, respectively.

New Accounting Pronouncements

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

In June 2008, the FASB issued Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have an impact on our consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. insurers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In November 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations". EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of EITF 08-6 did not have an impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets". EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This new announcement will impact the Company's accounting for any defensive intangible assets acquired in a business combination completed beginning January 1, 2009.

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

In April 2009, the FASB issued Statement No. 157, FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". Statement No. 157, "Fair Value Measurements", defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement No. 157. This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". The Company has not early adopted this pronouncement and does not believe the adoption of this pronouncement will have an impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must early adopt FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The Company has not early adopted this pronouncement and does not believe the adoption of this pronouncement will have an impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must early adopt FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", and FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". The Company has not early adopted this pronouncement and does not believe the adoption of this pronouncement will have an impact on its consolidated financial statements.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $19.3 million or 3.3% to $597.9 million at March 31, 2009 from $578.6 million at December 31, 2008. The Bank continued to grow assets, funded primarily through cash flow provided by retail deposit growth, and repayments and prepayments of loans and mortgage backed securities. During the first quarter the Company's balance in interest earning assets increased primarily as a result of an increase in cash and cash equivalents, partially offset by a decrease in loans receivable and a decrease in investment securities categorized as held-to-maturity. Asset growth stabilized as management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns absent the invocation of undue levels of various forms of risk. During the first quarter, the composition of the Bank's assets has increased to cash and cash equivalents reflecting management's desire to maintain higher than usual liquid investments during the current recessionary and low interest rate period. This decision reflects the lower return available to the Bank in the current environment versus the risk of aggressive lending or investment activity during the current economic downturn. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $35.8 million or 526.5% to $42.6 million at March 31, 2009 from $6.8 million at December 31, 2008. Investment securities classified as held-to-maturity decreased by $10.6 million or 7.5% to $130.7 million at March 31, 2009 from $141.3 million at December 31, 2008. This decrease was primarily attributable to call options exercised on $8.5 million of callable agency securities during the three months ended March 31, 2009 and $2.1 million in repayments and prepayments in the mortgage backed security portfolio. These proceeds were allocated to cash and cash equivalents in an effort to accumulate liquidity in anticipation of future loan closings or investment security purchase opportunities.

Loans receivable decreased by $5.7 million or 1.4% to $401.1 million at March 31, 2009 from $406.8 million at December 31, 2008. The decrease resulted primarily from a $5.5 million decrease in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, and a $771,000 decrease in consumer loans, net of amortization, partially offset by a $1.7 million increase in commercial loans comprising business loans and commercial lines of credit, net of amortization and a $338,000 increase in the allowance for loan losses. The balance in the loan pipeline as of March 31, 2009 stood at $13.0 million. At March 31, 2009, the allowance for loan losses was $5.6 million or 205.46% of non-performing loans.

Deposit liabilities increased by $20.5 million or 5.0% to $431.0 million at March 31, 2009 from $410.5 million at December 31, 2008. The increase resulted primarily from an increase of $15.6 million in time deposit accounts, a $2.8 million increase in transaction accounts, and a $2.1 million increase in savings and club accounts. During the three months ended March 31, 2009, the Federal Open Market Committee, (FOMC) has continued its philosophy of keeping short term interest rates at historically low levels in an effort to lessen the recession in the American economy. This has resulted in a steepening of the yield curve, helping decrease short term time deposit account yields which in turn has had the effect of decreasing interest expense.

The balance of borrowed money decreased by $2.0 million or 1.8% to $114.1 million at March 31, 2009 from $116.1 million at December 31, 2008. The decrease resulted primarily from the repayment of an overnight line of credit at the Federal Home Loan Bank of New York during the three months ended March 31, 2009 utilizing the increase in retail deposits to facilitate the borrowing reduction. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans and investing in Government Sponsored Enterprise, (GSE) investment securities.

Stockholders' equity increased by $552,000 or 1.1% to $50.3 million at March 31, 2009 from $49.7 million at December 31, 2008. The increase in stockholders' equity is primarily attributable to net income of the Company for the three months ended March 31, 2009 of $1.36 million, partially offset by the payment of a quarterly cash dividend totaling $558,000 representing a $0.12/share payment during the three months ended March 31, 2009, a $231,000 decrease in the market value of our available-for-sale securities portfolio, net of tax, and $25,000 paid to repurchase 2,515 shares of common stock. At March 31, 2009 the Bank's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 9.37%, 13.49% and 14.75% respectively.

Results of Operations

Net income increased by $59,000 or 4.5% to $1.36 million for the three months ended March 31, 2009 from $1.30 million for the three months ended March 31, 2008. The increase in net income primarily reflects an increase in net interest income and a decrease in non-interest expense, partially offset by a decrease in non-interest income and increases in the provision for loan losses and income taxes. Net interest income increased by $244,000 or 5.2% to $4.9 million for the three months ended March 31, 2009 from $4.7 million for the three months ended March 31, 2008. This increase resulted primarily from an increase in average earning assets of $21.6 million or 3.9% to $571.6 million for the three months ended March 31, 2009 from $550.0 million for the three months ended March 31, 2008, funded primarily through an increase in average interest bearing liabilities of $24.4 million or 5.1% to $501.5 million for the three months ended March 31, 2009 from $477.1 million for the three months ended March 31, 2008 and an increase in the net interest margin to 3.44% for the three months ended March 31, 2009 from 3.40% for the three months ended March 31, 2008. Our results have been positively affected by the steepening yield curve over the past year as our cost of interest bearing liabilities has decreased faster than our yield on interest earning assets.

Interest income on loans receivable increased by $244,000 or 3.7% to $6.89 million for the three months ended March 31, 2009 from $6.65 million for the three months ended March 31, 2008. The increase was primarily attributable to an increase in the balance of average loans receivable of $36.4 million or 9.7% to $410.3 million for the three months ended March 31, 2009 from $373.9 million for the three months ended March 31, 2008, partially offset by a decrease in the average yield on loans receivable to 6.72% for the three months ended March 31, 2009 from 7.08% for the three months ended March 31, 2008. The increase in average loans reflects management's philosophy to deploy funds in higher yielding assets, specifically commercial real estate loans in an effort to achieve higher returns. The decrease in average yield reflects the competitive pricing environment for attracting quality loan product in an increasingly challenging lending landscape.

Interest income on securities held-to-maturity decreased by $359,000 or 15.4% to $1.98 million for the three months ended March 31, 2009 from $2.34 million for the three months ended March 31, 2008. The decrease was primarily attributable to a decrease in the average balance of securities held-to-maturity of $21.1 million or 13.0% to $141.7 million for the three months ended March 31, 2009 from $162.8 million for the three months ended March 31, 2008, and a decrease in the average yield on securities to 5.59% for the three months ended March 31, 2009 from 5.75% for the three months ended March 31, 2008. The decrease in average balance was primarily attributable to call options exercised on a select number of GSE investment securities. The decrease in the average yield reflects the reduction in yield on the remaining investment portfolio subsequent to the higher yielding securities having had their call options exercised by the issuing Government agency.

Interest income on other interest-earning assets decreased by $69,000 or 94.5% to $4,000 for the three months ended March 31, 2009 from $73,000 for the three months ended March 31, 2008. The decrease was primarily due to a decrease in the average yield on other interest-earning assets to 0.08% for the three months ended March 31, 2009 from 2.56% for the three months ended March 31, 2008, partially offset by an increase in the average balance of other interest earning assets of $8.2 million or 71.9% to $19.6 million for the three months ended March 31, 2009 from $11.4 million for the three months ended March 31, 2008. The decrease in the average yield reflects the lower short-term interest rate environment for overnight deposits in 2009 as compared to 2008. The increase in the average balance primarily reflects management's philosophy to have greater liquidity in anticipation of future loan closings or investment security purchase opportunities as the current environment offers limited risk/reward opportunities.

Total interest expense decreased by $428,000 or 9.8% to $3.95 million for the three months ended March 31, 2009 from $4.38 million for the three months ended March 31, 2008. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 3.15% for the three months ended March 31, 2009 from 3.67% for the three months ended March 31, 2008, partially offset by an increase in average interest bearing liabilities of $24.4 million or 5.1% to $501.5 million for the three months ended March 31, 2009 from $477.1 million for the three months ended March 31, 2008. The decrease in average yield reflects the continuing easing philosophy adopted by the Federal Open Market Committee for the three months ended March 31, 2009 and the ability of the Company to reduce pricing on a select number of retail deposit products thereby reducing interest expense.

The provision for loan losses totaled $350,000 and $250,000 for the three month periods ended March 31, 2009 and 2008, respectively. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2009, the Bank experienced $13,000 in net charge-offs (consisting of no recoveries and $13,000 in charge-offs). During the three months ended March 31, 2008, the Bank experienced $57,000 in net charge-offs (consisting of $33,000 in recoveries and $90,000 in charge-offs). The Bank had non-performing loans totaling $2.7 million or 0.67% of gross loans at March 31, 2009, $3.7 million or 0.90% of gross loans at December 31, 2008 and $1.5 million or 0.41% of gross loans at March 31, 2008. The allowance for loan losses stood at $5.6 million or 1.38% of gross loans at March 31, 2009, $5.3 million or 1.28% of gross loans at December 31, 2008 and $4.3 million or 1.13% of gross loans at March 31, 2008. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2009, December 31, 2008 and March 31, 2008.

Total non-interest income decreased by $67,000 or 27.0% to $181,000 for the three months ended March 31, 2009 from $248,000 for the three months ended March 31, 2008. The decrease in non-interest income resulted primarily from a $38,000 decrease in gains on sales of loans originated for sale to $42,000 for the three months ended March 31, 2009 from $80,000 for the three months ended March 31, 2008 and a $29,000 decrease in general fees, service charges and other income to $139,000 for the three months ended March 31, 2009 from $168,000 for the three months ended March 31, 2008. The decrease in gain on sale of loans originated for sale reflects the softening one- to four-family residential real estate market during the three months ended March 31, 2009.

Total non-interest expense decreased by $41,000 or 1.6% to $2.59 million for the three months ended March 31, 2009 from $2.63 million for the three months ended March 31,

2008. Salaries and employee benefits expense decreased by $52,000 or 3.8% to $1.32 million for the three months ended March 31, 2009 from $1.38 million for the three months ended March 31, 2008. This decrease was primarily attributable to a decrease in the number of full time equivalent employees to 82 for the three months ended March 31, 2009, from 84 for the three months ended March 31, 2008, partially offset by salary increases in conjunction with annual reviews. Equipment expense increased by $17,000 or 3.4% to $515,000 for the three months ended March 31, 2009 from $498,000 for the three months ended March 31, 2008. Occupancy expense increased marginally by $1,000 or 0.4% to $264,000 for the three months ended March 31, 2009 from $263,000 for the three months ended March 31, 2008. Advertising expense decreased by $4,000 or 7.8% to $47,000 for the three months ended March 31, 2009 from $51,000 for the three months ended March 31, 2008. Other non-interest expense decreased by $3,000 or 0.7% to $437,000 for the three months ended March 31, 2009 from $440,000 for the three months ended March 31, 2008. Other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

The income tax provision increased $59,000 or 7.9% to $803,000 for the three months ended March 31, 2009 from $744,000 for the three months ended March 31, 2008 reflecting increased income earned during the three month time period ended March 31, 2009. The consolidated effective income tax rate for the three months ended March 31, 2009 was 37.1% as compared to 36.3% the three months ended March 31, 2008.

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

The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2008. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of December 31, 2008. The following sets forth the Company's NPV as of 12/31/08.

                                                              NPV as a % of Assets
Change in     Net Portfolio   $ Change from   % Change from   --------------------
Calculation       Value            PAR             PAR        NPV Ratio    Change
-----------   -------------   -------------   -------------   ---------   --------
+300bp        $      33,632   $     (34,528)         -50.66%       6.21%  -528 bps
+200bp               59,526          (8,634)         -12.67       10.61    -88 bps
+100bp               70,348           2,188            3.21       12.07     58 bps
  PAR                68,160              --              --       11.49         --
-100bp                   --              --              --          --         --
-200bp                   --              --              --          --         --
-300bp                   --              --              --          --         --

bp - basis points

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Provident Bank filed a Complaint on February 20, 2009, in the Superior Court of New Jersey, Law Division, Hudson County, Docket No. HUD-L-947-09, against BCB Community Bank seeking recovery of damages in the amount of $672,500.00. Provident's claim is broken down as follows: (1) it alleges that BCB breached its obligations under the Uniform Commercial Code, as codified in New Jersey, by failing to return at least seven checks drawn upon BCB, totaling $384,500.00, before the expiration of its midnight deadline, as allegedly required by the Uniform Commercial Code; and, (2) BCB failed to honor at least four cashier's checks that it issued in the aggregate amount of $288,000.00.

BCB has filed an Answer to Provident's Complaint denying the allegations. BCB has also filed and served an Amended Third-Party Complaint against Mr. Steven DeMaio, Bayonne Community Group, LLC, Mel-Eri Associates, Inc., Direct Leasing, Inc. and Szklarski Development Corporation, seeking the appropriate contribution, identification and damages from those third-party defendants for any potential damages Provident obtains against BCB. Those third-party defendants have recently been served with the Amended Third -Party Complaint.

BCB has put its liability insurance carrier on notice of this claim. The carrier has acknowledged the claim, and authorized BCB to proceed under its policy to defend Provident's Complaint.

BCB and Provident are presently exchanging discovery demands and materials. The time within which the third-party defendants have to answer BCB's Amended Third-Party Complaint has not yet expired. None of the third-party defendants have yet served an Answer to BCB's Complaint.

ITEM 1.A. RISK FACTORS

In addition to the risk factors set forth in our 2008 Annual Report on Form 10-K, set forth below are additional factors for our investors to consider.

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

During 2005, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. On April 26, 2007, the Company announced a second stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the outstanding shares of the Company's common stock. On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company's common stock. This plan commenced upon the completion of the prior plan. The Company's stock purchases for the three months ended March 31, 2009 are as follows:

               Shares     Average   Total Number of    Maximum Number of Shares
Period        Purchased    Price    Shares Purchased   That May Yet be Purchased
--------      ---------   -------   ----------------   -------------------------

1/1-1/31          250     $ 10.40          250                   136,248
2/1-2/28        1,697     $ 10.08        1,947                   134,551
3/1-3/31          568     $  9.50        2,515                   133,983

Total           2,515     $  9.98        2,515                   133,983

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.