Form 10-Q
period 2009-06-30
BCB BANCORP INC
filed 2009-08-05
CIK 1228454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 5, 2009, BCB Bancorp, Inc., had 4,659,475 shares of common stock, no par value, outstanding.

                       BCB BANCORP INC., AND SUBSIDIARIES

                                      INDEX

PART I.  CONSOLIDATED FINANCIAL INFORMATION                                 Page

         Item 1. Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of
         June 30, 2009 and December 31, 2008 (unaudited).......................1

         Consolidated Statements of Income for the three and six months ended June 30, 2009 and June 30, 2008 (unaudited).....................2

         Consolidated Statement of Changes in Stockholders' Equity
         for the six months ended June 30, 2009 (unaudited)....................3

         Consolidated Statements of Cash Flow for the six months
         ended June 30, 2009 and June 30, 2008 (unaudited).....................4

         Notes to Unaudited Consolidated Financial Statements..................5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................15

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...23

         Item 4T. Controls and Procedures.....................................25

PART II. OTHER INFORMATION....................................................26

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

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 5.    Other Information

         Item 6.    Exhibits

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS


                                   BCB BANCORP INC. AND SUBSIDIARIES
                           Consolidated Statements of Financial Condition at
                                  June 30, 2009 and December 31, 2008
                                              (Unaudited)
                                 (in thousands except for share data )

                                                                         At                 At
                                                                   June 30, 2009     December 31, 2008
                                                                   -------------     -----------------
ASSETS
------

Cash and amounts due from depository institutions                  $         3,741    $        3,495
Interest-earning deposits                                                   67,530             3,266
                                                                   ---------------    --------------
   Total cash and cash equivalents                                          71,271             6,761
                                                                   ---------------    --------------

Securities available for sale                                                  908               888
Securities held to maturity, fair value $116,692 and $143,245
   respectively                                                            115,419           141,280
Loans held for sale                                                          3,379             1,422
Loans receivable, net of allowance for loan losses of $5,938 and
   $5,304 respectively                                                     405,268           406,826
Premises and equipment                                                       5,479             5,627
Federal Home Loan Bank of New York stock                                     5,715             5,736
Interest receivable                                                          3,004             3,884
Other real estate owned                                                      1,335             1,435
Deferred income taxes                                                        3,421             3,113
Other assets                                                                 2,421             1,652
                                                                   ---------------    --------------
    Total assets                                                   $       617,620    $      578,624
                                                                   ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Non-interest bearing deposits                                      $        32,314    $       30,561
Interest bearing deposits                                                  418,261           379,942
                                                                   ---------------    --------------
  Total deposits                                                           450,575           410,503
Short-term Borrowings                                                           --             2,000
Long-term Debt                                                             114,124           114,124
Other Liabilities                                                            2,168             2,282
                                                                   ---------------    --------------
    Total Liabilities                                                      566,867           528,909
                                                                   ---------------    --------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, stated value $0.064; 10,000,000 shares authorized;
     5,195,664 and 5,183,731 shares respectively, issued                       332               331
Additional paid-in capital                                                  46,926            46,864
Treasury stock, at cost, 536,189 and 533,680 shares,
     respectively                                                           (8,705)           (8,680)
Retained Earnings                                                           12,313            11,325
Accumulated other comprehensive loss                                          (113)             (125)
                                                                   ---------------    --------------
    Total stockholders' equity                                              50,753            49,715
                                                                   ---------------    --------------
     Total liabilities and stockholders' equity                    $       617,620    $      578,624
                                                                   ===============    ==============

See accompanying notes to consolidated financial statements.

                                                   1

                                BCB BANCORP INC. AND SUBSIDIARIES
                                Consolidated Statements of Income
                                For the three and six months ended
                                      June 30, 2009 and 2008
                                           (Unaudited)
                             (in thousands except for per share data)

                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                        -------------------   -------------------
                                                          2009       2008       2009       2008
                                                        -------------------   -------------------
Interest income:
  Loans .............................................   $  6,827   $  6,623   $ 13,716   $ 13,268
  Securities ........................................      1,392      2,281      3,372      4,620
  Other interest-earning assets .....................         19        108         23        181
                                                        --------   --------   --------   --------
     Total interest income ..........................      8,238      9,012     17,111     18,069
                                                        --------   --------   --------   --------

Interest expense:
  Deposits:
     Demand .........................................        205        241        403        542
     Savings and club ...............................        279        339        576        699
     Certificates of deposit ........................      2,176      2,300      4,397      4,741
                                                        --------   --------   --------   --------
                                                           2,660      2,880      5,376      5,982
                                                        --------   --------   --------   --------

     Borrowed money .................................      1,242      1,262      2,478      2,540
                                                        --------   --------   --------   --------

       Total interest expense .......................      3,902      4,142      7,854      8,522
                                                        --------   --------   --------   --------

Net interest income .................................      4,336      4,870      9,257      9,547
Provision for loan losses ...........................        300        300        650        550
                                                        --------   --------   --------   --------

Net interest income after provision for loan losses .      4,036      4,570      8,607      8,997
                                                        --------   --------   --------   --------

Non-interest income:
   Fees and service charges .........................        144        147        274        305
   Gain on sales of loans originated for sale .......         86         20        128        100
   Gain on sale of real estate owned ................          5         --          5         --
   Other ............................................          7          6         16         16
                                                        --------   --------   --------   --------
      Total non-interest income .....................        242        173        423        421
                                                        --------   --------   --------   --------

Non-interest expense:
   Salaries and employee benefits ...................      1,306      1,378      2,629      2,753
   Occupancy expense of premises ....................        282        262        546        525
   Equipment ........................................        526        504      1,041      1,002
   Advertising ......................................         72         71        119        122
   Other ............................................        844        524      1,281        964
                                                        --------   --------   --------   --------
      Total non-interest expense ....................      3,030      2,739      5,616      5,366
                                                        --------   --------   --------   --------

Income before income tax provision ..................      1,248      2,004      3,414      4,052
Income tax provision ................................        506        728      1,309      1,472
                                                        --------   --------   --------   --------

Net Income ..........................................   $    742   $  1,276   $  2,105   $  2,580
                                                        ========   ========   ========   ========

Net Income per common share-basic and diluted
           basic ....................................   $   0.16   $   0.28   $   0.45   $   0.56
                                                        ========   ========   ========   ========
           diluted ..................................   $   0.16   $   0.27   $   0.45   $   0.55
                                                        ========   ========   ========   ========

Weighted average number of common shares outstanding-
           basic ....................................      4,653      4,604      4,651      4,610
                                                        ========   ========   ========   ========
           diluted ..................................      4,676      4,691      4,677      4,705
                                                        ========   ========   ========   ========


See accompanying notes to consolidated financial statements.

                                                2

                                                 BCB BANCORP INC. AND SUBSIDIARIES
                                     Consolidated Statement of Changes in Stockholders' Equity
                                               For the six months ended June 30, 2009
                                                            (Unaudited)
                                        (in thousands except for share and per share data)

                                                                                                      Accumulated
                                                                                                         Other
                                                            Additional     Treasury      Retained    Comprehensive
                                            Common Stock  Paid-In Capital   Stock        Earnings         Loss           Total
                                            ------------  --------------- ----------    ----------    ------------    ------------
Balance, December 31, 2008                  $        331   $     46,864   $   (8,680)   $   11,325    $       (125)   $     49,715

Exercise of Stock Options (11,933 shares)              1             62           --            --              --              63

Treasury Stock Purchases (2,509 shares)               --             --          (25)           --              --             (25)

Cash dividends ($0.24 per share) declared             --             --           --        (1,117)             --          (1,117)
                                                                                                                      ------------

Comprehensive Income:
     Net income for the six months ended
     June 30, 2009                                    --             --           --         2,105              --           2,105

     Unrealized gain on securities,
     available for sale, net of
     deferred income tax of $8                        --             --           --            --              12              12
                                                                                                                      ------------

     Total Comprehensive income                       --             --           --            --              --           2,117
                                            ------------   ------------   ----------    ----------    ------------    ------------

Balance, June 30, 2009                      $        332   $     46,926   $   (8,705)   $   12,313    $       (113)   $     50,753
                                            ============   ============   ==========    ==========    ============    ============


See accompanying notes to consolidated financial statements.

                                                                 3

                                    BCB BANCORP INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                         For the six months ended
                                          June 30, 2009 and 2008
                                               (Unaudited)
                                              (in thousands)

                                                                                    Six Months Ended
                                                                                        June  30,
                                                                                 ------------------------
                                                                                    2009          2008
                                                                                 ------------------------
Cash flows from operating activities :
   Net Income .................................................................  $    2,105    $    2,580
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation .........................................................         179           206
         Amortization and accretion, net ......................................         (86)         (364)
         Provision for loan losses ............................................         650           550
         Deferred income tax ..................................................        (316)         (164)
         Loans originated for sale ............................................     (10,726)       (4,653)
         Proceeds from sale of loans originated for sale ......................       8,897         5,334
         Gain on sale of loans originated for sale ............................        (128)         (100)
         Gain on sale of real estate owned ....................................          (5)           --
         Decrease in interest receivable ......................................         880            62
         (Increase) in other assets ...........................................        (769)          (11)
         Decrease in accrued interest payable .................................         (71)          (98)
         Increase (Decrease) in other liabilities .............................         (43)           90
                                                                                 ----------    ----------

                Net cash provided by operating activities .....................         567         3,432
                                                                                 ----------    ----------

Cash flows from investing activities:
      Redemption (Purchase) of FHLB stock .....................................          21           (86)
      Proceeds from calls of securities held to maturity ......................      98,455        68,870
      Purchases of securities held to maturity ................................     (77,912)      (58,606)
      Proceeds from repayments on securities held to maturity .................       5,199         3,019
      Purchases of securities available for sale ..............................          --        (2,000)
      Proceeds from sale of real estate owned .................................         228           287
      Net decrease (increase) in loans receivable .............................       1,042       (29,359)
      Improvements to other real estate owned .................................         (52)         (151)
      Additions to premises and equipment .....................................         (31)          (43)
                                                                                 ----------    ----------

             Net cash provided by (used in) investing activities ..............      26,950       (18,069)
                                                                                 ----------    ----------

Cash flows from financing activities:
      Net increase in deposits ................................................      40,072        13,932
      Repayment of short-term borrowings ......................................      (2,000)           --
      Purchases of treasury stock .............................................         (25)       (1,009)
      Cash dividends paid .....................................................      (1,117)         (875)
      Exercise of stock options ...............................................          63           622
                                                                                 ----------    ----------

             Net cash provided by financing activities ........................      36,993        12,670
                                                                                 ----------    ----------

Net increase (decrease) in cash and cash equivalents ..........................      64,510        (1,967)
Cash and cash equivalents-begininng ...........................................       6,761        11,780
                                                                                 ----------    ----------

Cash and cash equivalents-ending ..............................................  $   71,271    $    9,813
                                                                                 ==========    ==========

Supplemental disclosure of cash flow information:
       Cash paid during the year for:
         Income taxes .........................................................  $    2,483    $    1,754

         Interest .............................................................  $    7,925    $    8,620

       Transfer of loans to other real estate owned ...........................  $       71    $    1,194

     See accompanying notes to consolidated financial statements.

                                                    4

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2009 or any other future interim period.

These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2008, which are included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Effective April 1, 2009, BCB Bancorp, Inc., adopted Statement of Financial Accounting Standards ("Statement") No. 165, "Subsequent Events". Statement No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Statement No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events that occurred between June 30, 2009 through August 5, 2009, the date these consolidated financial statements were issued.

Note 2 - Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.

Note 3 - Securities Available for Sale

                                          June 30, 2009
                    ---------------------------------------------------------
                                      Gross          Gross
                                    Unrealized     Unrealized
                        Cost          Gains          Losses       Fair Value
                    ------------   ------------   ------------   ------------
                                          (In Thousands)

Equity securities   $      1,097   $         --   $        189   $        908
                    ============   ============   ============   ============

The age of unrealized losses and fair value of related securities available for sale were as follows:

                           Less than 12 Months            More than 12 Months                Total
                       ---------------------------   ---------------------------   ---------------------------
                           Fair        Unrealized       Fair         Unrealized        Fair        Unrealized
                          Value          Losses         Value          Losses         Value          Losses
                       ------------   ------------   ------------   ------------   ------------   ------------
                                                           (In Thousands)
June 30, 2009
     Preferred Stock   $         --   $         --   $        811   $        189   $        811   $        189
                       ============   ============   ============   ============   ============   ============

Management does not believe that any of the unrealized losses at June 30, 2009, represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 4 - Securities Held to Maturity

                                                                    June 30, 2009
                                              ---------------------------------------------------------
                                                                Gross          Gross
                                               Amortized      Unrealized     Unrealized
                                                  Cost          Gains          Losses       Fair Value
                                              ------------   ------------   ------------   ------------
                                                                   (In Thousands)
U.S. Government Agencies:

     Due after one through five years         $      3,315   $        277   $         --   $      3,592
     Due after ten years                            73,914             56            394         73,576
                                              ------------   ------------   ------------   ------------

                                                    77,229            333            394         77,168
                                              ------------   ------------   ------------   ------------

Mortgage-backed securities:
     Due within one year                      $        707   $          4   $         --   $        711
     Due after one year through five years              63              2             --             65
     Due after five years through ten years          6,266            291             --          6,557
     Due after ten years                            31,154          1,037             --         32,191
                                              ------------   ------------   ------------   ------------

                                                    38,190          1,334             --         39,524
                                              ------------   ------------   ------------   ------------

                                              $    115,419   $      1,667   $        394   $    116,692
                                              ============   ============   ============   ============

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

There were no sales of securities during the six months ended June 30, 2009.

The age of unrealized losses and fair value of related securities held to maturity were as follows:

                             Less than 12 Months          More than 12 Months               Total
                       ---------------------------   ---------------------------   ---------------------------
                           Fair        Unrealized       Fair         Unrealized       Fair        Unrealized
                           Value         Losses         Value          Losses         Value         Losses
                       ------------   ------------   ------------   ------------   ------------   ------------
                                                           (In Thousands)
December 31, 2008
     U.S. Government
         Agencies      $     31,756   $        359   $      5,265   $         35   $     37,021   $        394
                       ------------   ------------   ------------   ------------   ------------   ------------

                       $     31,756   $        359   $      5,265   $         35   $     37,021   $        394
                       ============   ============   ============   ============   ============   ============

Management does not believe that any of the unrealized losses at June 30, 2009, (which are related to 21 U.S. Government Agency bonds) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 5 - Fair Values of Financial Instruments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.

In December 2007, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157". FSP FAS 157-2 delayed the effective date of Statement No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. FSP FAS 157-2 was adopted for the Company's March 31, 2009 consolidated financial statements. The adoption of Statement FSP FAS 157-2 had no impact on the amounts reported in the consolidated financial statements.

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

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (in thousands):

                                                   (Level 1)      (Level 2)
                                               Quoted Prices in  Significant     (Level 3)
                                                Active Markets     Other        Significant
                                                for Identical    Observable    Unobservable
Description                         Total           Assets         Inputs         Inputs
-------------------------------------------------------------------------------------------
As of June 30, 2009:

Securities available for sale   $         908   $         908   $         --   $         --
-------------------------------------------------------------------------------------------
As of December 31, 2008:

Securities available for sale   $         888   $         888   $         --   $         --
-------------------------------------------------------------------------------------------

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (in thousands):

                                                   (Level 1)      (Level 2)
                                               Quoted Prices in  Significant     (Level 3)
                                                Active Markets     Other        Significant
                                                for Identical    Observable    Unobservable
Description                         Total           Assets         Inputs         Inputs
-------------------------------------------------------------------------------------------
As of June 30, 2009:

Impaired loans                  $     3,651      $        --     $       --    $      3,651
-------------------------------------------------------------------------------------------
Real Estate Owned               $        71      $        --     $       --    $         71
As of December 31, 2008:

Impaired Loans                  $     2,847      $        --     $       --    $      2,847
-------------------------------------------------------------------------------------------

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at June 30, 2009 and December 31, 2008.

Cash and Cash Equivalents (Carried at Cost)

     The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

     Securities

     The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level
     1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management's best estimate is used. Management's best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that inludes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

     The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost.

Loans Receivable (Carried at Cost)

     The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

     Impaired loans are those that are accounted for under FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan", in which the Company has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $4,322,000 and $3,728,000, net of a valuation allowance of $671,000 and $881,000 at June 30, 2009 and December 31, 2008, respectively.

Real Estate Owned (Generally Carried at Fair Value)

     Real Estate Owned is generally carried at fair value, whose value is determined based upon independent third-party appraisals of the properties, based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

FHLB of New York Stock (Carried at Cost)

     The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Interest Receivable and Payable (Carried at Cost)

     The  carrying   amount  of  interest   receivable   and  interest   payable
     approximates its fair value.

Deposits (Carried at Cost)

     The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

     The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Debt (Carried at Cost)

     Fair values of long-term debt are estimated using discounted cash flow analysis, based on quoted prices for new long-term debt with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

     Fair values for the Bank's off-balance sheet financial instruments (lending commitments and unused lines of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties' credit standing. The fair value of these commitments was deemed immaterial and is not presented in the accompanying table.

The carrying values and estimated fair values of financial instruments were as follows at June 30, 2009:

                                                    June 30, 2009

                                                Carrying        Fair
                                                 Value         Value
                                                    (In Thousands)

Financial assets:
     Cash and cash equivalents                  $ 71,271     $ 71,271
      Securities available for sale                  908          908
     Securities held to maturity                 115,419      116,692
     Loans held for sale                           3,379        3,379
     Loans receivable                            405,268      418,630
     FHLB of New York stock                        5,715        5,715
     Interest receivable                           3,004        3,004

Financial liabilities:
     Deposits                                    450,575      454,147
     Long-term debt                              114,124      134,441
     Interest payable                                896          896


Note 6 - Acquisition

On June 30, 2009, BCB Bancorp, Inc., the holding company of BCB Community Bank and Pamrapo Bancorp, the holding company for Pamrapo, announced the execution of an agreement and plan of merger under which Pamrapo will merge with BCB
Community Bank. The merger is expected to be completed by the end of 2009, pending regulatory and shareholder approval.

New Accounting Pronouncements

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

In April 2009, the FASB issued Statement No. 157, FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". Statement No. 157, "Fair Value Measurements", defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement No. 157. This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". The adoption of Statement No. 157, FSP FAS 157-4 did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must early adopt FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The adoption of FSP FAS 115-2 and FAS 124-2 did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must early adopt FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", and FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, "Accounting for transfers of Financial Assets, an amendment of FASB Statement No. 140". This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement in transferred financial assets. Specifically, among other aspects, Statement No. 166 amends Statement No. 140, "Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities", by removing the concept of a qualifying special-purpose entity from Statement No. 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in Statement No. 140. Statement No. 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of Statement No. 166 will have on our financial position or results of operations.

In June 2009, the FASB issued Statement No. No. 167, "Amendments to FASB Interpretation No. 46(R)". This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it's variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Statement No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Statement No. 167 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of Statement No. 167 will have on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", a replacement of FASB Statement No. 162. Statement No. 168 replaces Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. Statement No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $39.0 million or 6.7% to $617.6 million at June 30, 2009 from $578.6 million at December 31, 2008. The Bank's asset growth has been funded primarily through cash flow provided by retail deposit growth, and repayments and prepayments of loans and mortgage backed securities. During the first half of 2009, the Company's balance in interest earning assets increased primarily as a result of an increase in cash and cash equivalents, partially offset by a decrease in loans receivable and a decrease in investment securities categorized as held-to-maturity. Asset growth was moderate as management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the first half of 2009, the composition of the Bank's assets has emphasized cash and cash equivalents reflecting management's desire to maintain higher than usual liquid investments during the current recessionary and low interest rate period. This decision reflects the lower return available to the Bank in the current environment versus the risk of aggressive lending or investment activity during the current economic downturn. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $64.5 million or 948.5% to $71.3 million at June 30, 2009 from $6.8 million at December 31, 2008. Investment securities classified as held-to-maturity decreased by $25.9 million or 18.3% to $115.4 million at June 30, 2009 from $141.3 million at December 31, 2008. This decrease was primarily attributable to call options exercised on $98.5 million of callable agency securities during the six months ended June 30, 2009 and $5.2 million in repayments and prepayments in the mortgage backed security portfolio, partially offset by investment security purchases totaling $77.9 million during the six months ended June 30, 2009. The excess proceeds were allocated to cash and cash equivalents in an effort to accumulate liquidity in the anticipation of future loan closings or investment security purchase opportunities.

Loans receivable decreased by $1.5 million or 0.4% to $405.3 million at June 30, 2009 from $406.8 million at December 31, 2008. The decrease resulted primarily from a $7.8 million decrease in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, and a $2.1 million decrease in consumer loans, net of amortization, partially offset by a $9.0 million increase in commercial loans comprising business loans and commercial lines of credit, net of amortization and a $634,000 increase in the allowance for loan losses. The balance in the loan pipeline as of June 30, 2009 stood at $21.5 million. At June 30, 2009, the allowance for loan losses was $5.9 million or 119.31% of non-performing loans.

Deposit liabilities increased by $40.1 million or 9.8% to $450.6 million at June 30, 2009 from $410.5 million at December 31, 2008. The increase resulted primarily from an increase of $20.1 million in time deposit accounts, a $16.3 million increase in transaction accounts, and a $3.7 million increase in savings and club accounts. During the six months ended June 30, 2009, the Federal Open Market Committee, (FOMC) has continued its philosophy of keeping short term interest rates at historically low levels in an effort to lessen the recession in the American economy. This has resulted in a steepening of the yield curve, resulting in lower short term time deposit account yields which in turn has had the effect of decreasing interest expense.

The balance of borrowed money decreased by $2.0 million or 1.7% to $114.1 million at June 30, 2009 from $116.1 million at December 31, 2008. The decrease resulted primarily from the repayment of an overnight line of credit at the Federal Home Loan Bank of New York during the six months ended June 30, 2009 utilizing the increase in retail deposits to facilitate the borrowing reduction. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank's funding source for originating loans and investing in Government Sponsored Enterprise, (GSE) investment securities.

Stockholders' equity increased by $1.1 million or 2.2% to $50.8 million at June 30, 2009 from $49.7 million at December 31, 2008. The increase in stockholders' equity is primarily attributable to net income of the Company for the six months ended June 30, 2009 of $2.1 million, a $63,000 increase resulting from the exercise of stock options totaling 11,933 shares and a $12,000 increase in the market value of our available-for-sale securities portfolio, net of tax, partially offset by the payment of two quarterly cash dividends totaling $1.1 million representing two $0.12/share payments during the six months ended June 30, 2009, and $25,000 paid to repurchase 2,509 shares of the Company's common stock. At June 30, 2009 the Bank's Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.88%, 13.04% and 14.30% respectively.

Results of Operations
Three Months

Net income decreased by $534,000 or 41.8% to $742,000 for the three months ended June 30, 2009 from $1.28 million for the three months ended June 30, 2008. The decrease in net income was due to a decrease in net interest income and an increase in total non-interest expense, partially offset by an increase in total non-interest income and a decrease in income taxes. Net interest income decreased by $534,000 or 11.0% to $4.34 million for the three months ended June 30, 2009 from $4.87 million for the three months ended June 30, 2008. This decrease in net interest income resulted primarily from a decrease in the average yield on interest earning assets to 5.50% for the three months ended June 30, 2009 from 6.41% for the three months ended June 30, 2008, partially offset by an increase of $36.9 million or 6.6% in the average balance of interest earning assets to $599.5 million for the three months ended June 30, 2009 from $562.6 million for the three months ended June 30, 2008. The average balance of interest bearing liabilities increased by $37.3 million or 7.6% to $525.5 million for the three months ended June 30, 2009 from $488.2 million for the three months ended June 30, 2008 and the average cost of interest bearing liabilities decreased by forty-two basis points to 2.97% for the three months ended June 30, 2009 from 3.39% for the three months ended June 30, 2008. As a consequence of the aforementioned, our net interest margin decreased to 2.89% for the three months ended June 30, 2009 from 3.46% for the three months ended June 30, 2008.

Interest income on loans receivable increased by $204,000 or 3.1% to $6.8 million for the three months ended June 30, 2009 from $6.6 million for the three months ended June 30, 2008. The increase was primarily attributable to an increase in the average balance of loans receivable of $25.7 million or 6.7% to $411.2 million for the three months ended June 30, 2009 from $385.5 million for the three months ended June 30, 2008, partially offset by a decrease in the average yield on loans receivable to 6.64% for the three months ended June 30, 2009 from 6.87% for the three months ended June 30, 2008. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank's primary market area on loan facilities as well as the repricing downward of certain rates on loan facilities tied to variable indices, consistent with the decrease in the prime lending rate through the reduction in rates forwarded by the FOMC's philosophy of easing market rates.

Interest income on securities decreased by $889,000 or 39.0% to $1.39 million for the three months ended June 30, 2009 from $2.28 million for the three months ended June 30, 2008. This decrease was primarily due to a decrease in the average balance of securities held-to-maturity of $47.7 million or 30.2% to $110.2 million for the three months ended June 30, 2009 from $157.9 million for the three months ended June 30, 2008, and a decrease in the average yield on securities held-to-maturity to 5.05% for the three months ended June 30, 2009 from 5.78% for the three months ended June 30, 2008. The decrease in the average balance reflects the level of call options exercised by their issuing agency on certain investment securities previously discussed. The decrease in the average yield reflects the lower long term interest rate environment during the three months ended June 30, 2009.

Interest income on other interest-earning assets decreased by $89,000 or 82.4% to $19,000 for the three months ended June 30, 2009 from $108,000 for the three months ended June 30, 2008. This decrease was primarily due to a decrease in the average yield on other interest-earning assets to 0.10% for the three months ended June 30, 2009 from 2.24% for the three months ended June 30, 2008 partially offset by a $58.7 million or 304.1% increase in the average balance of other interest-earning assets to $78.0 million for the three months ended June 30, 2009 from $19.3 million for the three months ended June 30, 2008. The decrease in the average yield reflects the lower short-term interest rate environment for overnight deposits during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase in the average balance primarily reflects management's philosophy to accumulate liquidity in the anticipation of future loan closings or investment security purchase opportunities.

Total interest expense decreased by $240,000 or 5.8% to $3.90 million for the three months ended June 30, 2009 from $4.14 million for the three months ended June 30, 2008. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 2.97% for the three months ended June 30, 2009 from 3.39% for the three months ended June 30, 2008, partially offset by an increase in the balance of average interest bearing liabilities of $37.3 million or 7.6% to $525.5 million for the three months ended June 30, 2009 from $488.2 million for the three months ended June 30, 2008. The decrease in the average cost reflects the Company's reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $300,000 for the three months ended June 30, 2009 as well as for the three months ended June 30, 2008. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2009, the Bank experienced $4,000 in net charge-offs, (consisting of $4,000 in charge-offs and no recoveries). During the three months ended June 30, 2008, the Bank experienced $4,000 in net recoveries, (consisting of $7,000 in recoveries and $3,000 in charge-offs). The Bank had non-performing loans totaling $5.0 million or 1.20% of gross loans at June 30, 2009, $2.7 million or 0.67% of gross loans at March 31, 2009 and $282,000 or 0.07% of gross loans at June 30, 2008. The allowance for loan losses was $5.9 million or 1.43% of gross loans at June 30, 2009, $5.6 million or 1.38% of gross loans at March 31, 2009 and $4.6 million or 1.15% of gross loans at June 30, 2008. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2009, March 31, 2009 and June 30, 2008.

Total non-interest income increased by $69,000 or 39.9% to $242,000 for the three months ended June 30, 2009 from $173,000 for the three months ended June 30, 2008. The increase in non-interest income resulted primarily from a $66,000 increase in gain on sales of loans originated for sale to $86,000 for the three months ended June 30, 2009 from $20,000 for the three months ended June 30, 2008, and a $5,000 increase in gain on sale of real estate owned. General fees, service charges and other income decreased slightly to $151,000 for the three months ended June 30, 2009 from $153,000 for the three months ended June 30, 2008. The increase in gain on sale of loans originated for sale reflects the increased level of re-finance activity in the one- to four-family residential real estate market during the three months ended June 30, 2009, due primarily to the present lower long-term interest rate environment.

Total non-interest expense increased by $291,000 or 10.6% to $3.03 million for the three months ended June 30, 2009 from $2.74 million for the three months ended June 30, 2008. Salaries and employee benefits expense decreased by $72,000 or 5.2% to $1.31 million for the three months ended June 30, 2009 from $1.38 million for the three months ended June 30, 2008. This decrease occurred primarily as the result of the departure of a highly compensated officer during the three months ended June 30, 2009, partially offset by an increase in the number of full time equivalent employees to 89 for the three months ended June 30, 2009, from 84 for the three months ended June 30, 2008. Equipment expense increased by $22,000 or 4.4% to $526,000 for the three months ended June 30, 2009 from $504,000 for the three months ended June 30, 2008. The primary component of this expense item is data service provider expense which increases with the growth in the Bank's assets. Occupancy expense and advertising increased by an aggregate of $21,000 or 6.3% to $354,000 for the three months ended June 30, 2009 from $333,000 for the three months ended June 30, 2008. Other non-interest expense increased by $320,000 or 61.1% to $844,000 for the three months ended June 30, 2009 from $524,000 for the three months ended June 30, 2008. The increase in non-interest expense resulted primarily from the one-time recapitalization assessment levied by the Federal Deposit Insurance Corporation on all financial institutions. This assessment totaled $300,000 for the Company which was required to be accrued for in the second quarter of 2009 and payable in the third quarter of 2009. Exclusive of the aforementioned, other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased by $222,000 or 30.5% to $506,000 for the three months ended June 30, 2009 from $728,000 for the three months ended June 30, 2008 reflecting decreased pre-tax income earned during the three month time period ended June 30, 2009. The consolidated effective income tax rate for the three months ended June 30, 2009 was 40.5% as compared to 36.3% for the three months ended June 30, 2008. The effective tax rate for the three months ended June 30, 2009 increased primarily as a result of an allowance that was recorded against a state tax benefit that was deemed uncollectible as well as a higher percentage of the Company's income being generated by the Bank and a lower percentage being generated by the Bank's investment subsidiary.

Six Months of Operations

Net income decreased by $475,000 or 18.4% to $2.1 million for the six months ended June 30, 2009 from $2.6 million for the six months ended June 30, 2008. The decrease in net income was due to a decrease in net interest income, an increase in the provision for loan losses and an increase in total non-interest expense, partially offset by an increase in non-interest income and a decrease in income taxes. Net interest income decreased by $290,000 or 3.0% to $9.26 million for the six months ended June 30, 2009 from $9.55 million for the six months ended June 30, 2008. This decrease in net interest income resulted primarily from a decrease in the average yield on interest earning assets to 5.84% for the six months ended June 30, 2009 from 6.50% for the six months ended June 30, 2008, partially offset by an increase of $29.3 million or 5.3% in the average balance of interest earning assets to $585.6 million for the six months ended June 30, 2009 from $556.3 million for the six months ended June 30, 2008. The average balance of interest bearing liabilities increased by $30.9 million or 6.4% to $513.6 million for the six months ended June 30, 2009 from $482.7 million for the six months ended June 30, 2008, while the average cost of interest bearing liabilities decreased to 3.06% for the six months ended June 30, 2009 from 3.53% for the six months ended June 30, 2008. As a consequence of the decrease in the average yield earned on our interest earning assets, our net interest margin decreased to 3.16% for the six months ended June 30, 2009 from 3.43% for the six months ended June 30, 2008.

Interest income on loans receivable increased by $448,000 or 3.4% to $13.72 million for the six months ended June 30, 2009 from $13.27 million for the six months ended June 30, 2008. The increase was primarily attributable to an increase in the balance of average loans receivable of $30.1 million or 7.9% to $410.7 million for the six months ended June 30, 2009 from $380.6 million for the six months ended June 30, 2008, partially offset by a decrease in the average yield on loans receivable to 6.68% for the six months ended June 30, 2009 from 6.97% for the six months ended June 30, 2008. The increase in average loans reflects management's philosophy to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns.

Interest income on securities decreased by $1.25 million or 27.1% to $3.37 million for the six months ended June 30, 2009 from $4.62 million for the six months ended June 30, 2008. The decrease was primarily due to an decrease in the average balance of securities of $34.5 million or 21.5% to $125.9 million for the six months ended June 30, 2009 from $160.4 million for the six months ended June 30, 2008 and a decrease in the average yield on securities to 5.36% for the six months ended June 30, 2009 from 5.76% for the six months ended June 30, 2008. The decrease in the average balance reflects the level of call options exercised by their issuing agency on certain investment securities previously discussed. The decrease in average yield reflects the lower long term interest rate environment during the six months ended June 30, 2009.

Interest income on other interest-earning assets decreased by $158,000 or 87.3% to $23,000 for the six months ended June 30, 2009 from $181,000 for the six months ended June 30, 2008. This decrease was primarily due to a decrease in the average yield on other interest-earning assets to 0.09% for the six months ended June 30, 2009 from 2.36% for the six months ended June 30, 2008, partially offset by an increase of $33.7 million or 220.3% in the average balance of other interest-earning assets to $49.0 million for the six months ended June 30, 2009 from $15.3 million for the six months ended June 30, 2008. The decrease in the average yield reflects the lower short-term interest rate environment for overnight deposits in 2009 as compared to 2008. The increase in the average balance primarily reflects management's philosophy to accumulate liquidity in the anticipation of future loan closings or investment security purchase opportunities.

Total interest expense decreased by $668,000 or 7.8% to $7.85 million for the six months ended June 30, 2009 from $8.52 million for the six months ended June 30, 2008. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 3.06% for the six months ended June 30, 2009 from 3.53% for the six months ended June 30, 2008 partially offset by an increase in the balance of average interest bearing liabilities of $30.9 million or 6.4% to $513.6 million for the six months ended June 30, 2009 from $482.7 million for the six months ended June 30, 2008.

The provision for loan losses totaled $650,000 for the six months ended June 30, 2009 and $550,000 for the six months ended June 30, 2008. The provision for loan losses is established based upon management's review of the Bank's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and
(5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2009, the Bank experienced $16,000 in net charge-offs (consisting of $16,000 in charge-offs and no recoveries). During the six months ended June 30, 2008, the Bank experienced $53,000 in net charge-offs (consisting of $93,000 in charge-offs and $40,000 in recoveries). The Bank had non-performing loans totaling $5.0 million or 1.20% of gross loans at June 30, 2009, $3.7 million or 0.90% of gross loans at December 31, 2008 and $282,000 or 0.07% of gross loans at June 30, 2008. The allowance for loan losses was $5.9 million or 1.43% of gross loans at June 30, 2009, $5.3 million or 1.28% of gross loans at December 31, 2008 and $4.6 million or 1.15% of gross loans at June 30, 2008. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2009, December 31, 2008 and June 30, 2008.

Total non-interest income increased by $2,000 or 0.5% to $423,000 for the six months ended June 30, 2009 from $421,000 for the six months ended June 30, 2008. The increase in non-interest income resulted primarily from an increase of $28,000 or 28.0% in gain on sales of loans originated for sale to $128,000 for the six months ended June 30, 2009 from $100,000 for the six months ended June 30, 2008 and a $5,000 increase in gain on sale of real estate owned, partially offset by a decrease of $31,000 or 9.7% in general fees, service charges and other income to $290,000 for the six months ended June 30, 2009 from $321,000 for the six months ended June 30, 2008. The increase in gain on sale of loans originated for sale reflects the increased level of re-finance activity in the one- to four-family residential real estate market during the six months ended June 30, 2009, due primarily to the present lower long-term interest rate environment.

Total non-interest expense increased by $250,000 or 4.7% to $5.62 million for the six months ended June 30, 2009 from $5.37 million for the six months ended June 30, 2008. Salaries and employee benefits expense decreased by $124,000 or 4.5% to $2.63 million for the six months ended June 30, 2009 from $2.75 million for the six months ended June 30, 2008. This decrease occurred primarily as a result of the departure of a highly compensated officer during the six months ended June 30, 2009, partially offset by an increase in the number of full time equivalent employees to 89 for the six months ended June 30, 2009, from 84 for the six months ended June 30, 2008. Equipment expense increased by $39,000 or 3.9% to $1.04 million for the six months ended June 30, 2009 from $1.0 million for the six months ended June 30, 2008. The primary component of this expense item is data service provider expense which increases with the growth of the Bank's assets. Occupancy expense increased by $21,000 or 4.0% to $546,000 for the six months ended June 30, 2009 from $525,000 for the six months ended June 30, 2008. Advertising expense decreased by $3,000 to $119,000 for the six months ended June 30, 2009 from $122,000 for the six months ended June 30, 2008. Other non-interest expense increased by $317,000 or 32.9% to $1.28 million for the six months ended June 30, 2009 from $964,000 for the six months ended June 30, 2008. The increase in non-interest expense resulted primarily from the one-time recapitalization assessment levied by the Federal Deposit Insurance Corporation on all financial institutions. This assessment totaled $300,000 for the Company which was required to be accrued for in the second quarter of 2009 and payable in the third quarter of 2009. Exclusive of the aforementioned, other non-interest expense is comprised of directors' fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $163,000 or 11.1% to $1.31 million for the six months ended June 30, 2009 from $1.47 million for the six months ended June 30, 2008 reflecting decreased pre-tax income earned during the six month time period ended June 30, 2009. The consolidated effective income tax rate for the six months ended June 30, 2009 was 38.3% as compared to 36.3% for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 increased primarily as a result of an allowance that was recorded against a state tax benefit that was deemed uncollectible as well as a higher percentage of the Company's income being generated by the Bank and a lower percentage being generated by the Bank's investment subsidiary.

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

 The following table presents the Company's net portfolio value ("NPV"). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2009, the latest quarterly date for which information was available. The Company anticipates that the results of its analysis based on June 30, 2009, will be substantially similar to that set forth below. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management's judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at "PAR" represents the difference between the Company's estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2009. The following sets forth the Company's NPV as of March 31, 2009.


                                                                   NPV as a % of Assets
Change in         Net Portfolio   $ Change from    % Changefrom    ---------------------
Calculation           Value            PAR              PAR        NPV Ratio     Change
-----------           -----            ---              ---        ---------------------
+300bp              $   33,941     $  (16,496)        -32.71%         6.03%     -222 bps
+200bp                  48,858         (1,579)          -3.13         8.39        14 bps
+100bp                  54,236          3,799            7.53         9.03        78 bps
  PAR                   50,437             --              --         8.26        --
bp - basis points


The table above indicates that at March 31, 2009, in the event of a 100 basis point increase in interest rates, we would experience a 7.53% increase in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Provident Bank filed a Complaint on February 20, 2009, in the Superior Court of New Jersey, Law Division, Hudson County, Docket No. HUD-L-947-09, against BCB Community Bank seeking recovery of damages in the amount of $672,500. Provident's claim is broken down as follows: (1) it alleges that BCB breached its obligations under the Uniform Commercial Code, as codified in New Jersey, by failing to return at least seven checks drawn upon BCB, totaling $384,500, before the expiration of its midnight deadline, as allegedly required by the Uniform Commercial Code; and, (2) BCB failed to honor at least four cashier's checks that it issued in the aggregate amount of $288,000.

BCB has filed an Answer to Provident's Complaint denying the allegations. BCB has also filed and served an Amended Third-Party Complaint against Mr. Steven DeMaio, Bayonne Community Group, LLC, Mel-Eri Associates, Inc., Direct Leasing, Inc. and Szklarski Development Corporation, seeking the appropriate contribution, identification and damages from those third-party defendants for any potential damages Provident obtains against BCB. Those third-party defendants were served with an Amended Third -Party Complaint. As they have failed to timely answer the third party complaint, BCB has seen to it that default has been entered against each third-party defendant.

BCB has put its liability insurance carrier on notice of this claim. The carrier has acknowledged the claim, and authorized BCB to proceed under its policy to defend Provident's Complaint.

Terms of settlement are presently under consideration by the parties that, if accepted, would settle all of Provident's claims for significantly less than sought and would also provide a means for BCB to recoup any funds paid to Provident in such a settlement.


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

During 2005, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. On April 26, 2007, the Company announced a second stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the outstanding shares of the Company's common stock. On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company's common stock. This plan commenced upon the completion of the prior plan. The Company's stock purchases for the three months ended June 30, 2009 are as follows:


                   Shares           Average     Total Number of       Maximum Number of Shares
Period           Purchased           Price      Shares Purchased      That May Yet be Purchased
------           ---------           -----      ----------------      -------------------------
4/1-4/30            ----            $  -----         -----                    133,983
5/1-5/31            ----            $  -----         -----                    133,983
6/1-6/30            ----            $  -----         -----                    133,983

Total               ----            $  -----         -----                    133,983


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders occurred on April 23, 2009. At this meeting there were two items put to a vote of security holders; Election of Directors and ratification of the Independent Auditors. The number of shares outstanding was 5,184,320, the number of shares entitled to vote was 5,175,393 and the number of shares present at the meeting or by proxy was 4,122,807.

     1. The vote with respect to the election of four directors was as follows:

NAME                                           FOR                 WITHHELD
----                                           ---                 --------

Thomas M. Coughlin                          3,860,259               262,548
Joseph Lyga                                 3,863,490               259,317
Alexander Pasiechnik                        4,044,014                78,793
Joseph Tagliareni                           3,865,760               257,047

Those continuing serving directors are as follows: Robert Ballance, Judith Q. Bielan, Joseph Brogan, James E. Collins, Mark D. Hogan, Donald Mindiak and Dr. August Pellegrini, Jr.

     2. The vote with respect to the ratification of Beard Miller Company LLP, as Independent Auditors for the Company for the year ending December 31, 2009 was:

FOR                         AGAINST                    ABSTAIN
---                         -------                    -------

4,070,935                    48,149                     3,723

ITEM 5. OTHER INFORMATION

On June 30, 2009 BCB Bancorp, Inc., and Pamrapo Bancorp, Inc., jointly announced the signing of a definitive merger agreement. Under the terms of the agreement Pamrapo will merge with BCB Community Bank. Pamrapo shareholders will receive
1.00 shares of BCB Community Bank for each share of Pamrapo. The Board of Directors of BCB Bancorp, Inc. will be expanded by five seats for representation from Pamrapo. Mr. Daniel Massarelli will serve as Chairman of the combined entity, Mr. Mark D. Hogan will serve as Vice-Chairman. Mr. Donald Mindiak will be the President & CEO of the combined entity, Mr. Thomas Coughlin will serve as Chief Operating Officer and Mr. Kenneth Walter will serve as Chief Financial Officer. Both Boards of Directors have unanimously approved the merger. The resulting company will be a bank holding company with one banking subsidiary, a state-chartered commercial bank.

Both parties have completed due diligence paying particular attention to credit, regulatory and legal matters. The merger is subject to certain conditions, including the approval of the shareholders of both BCB Bancorp, Inc., and Pamrapo Bancorp, Inc., as well as the receipt of regulatory approvals. The merger is expected to be completed by the end of 2009.


ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers' Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers' Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.