Form 10-Q
period 2009-09-30
BCB BANCORP INC
filed 2009-11-12
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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

_________________________________________________________________
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
☐ Yes    ☐ No

  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2009, BCB Bancorp, Inc., had 4,659,475 shares of common stock, no par value, outstanding.

BCB BANCORP INC., AND SUBSIDIARIES

INDEX

PART I.	CONSOLIDATED FINANCIAL INFORMATION	Page

	Item 1. Consolidated Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2009 and December 31, 2008 (unaudited)	1

	Consolidated Statements of Income for the three and nine months ended September 30, 2009 and September 30, 2008 (unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2009 (unaudited)	3

	Consolidated Statements of Cash Flow for the nine months ended September 30, 2009 and September 30, 2008 (unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	5

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

	Item 4T. Controls and Procedures	25

PART II.	OTHER INFORMATION	26

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition at
September 30, 2009 and December 31, 2008
(Unaudited)
(in thousands except for share data )

	At	At
	September 30, 2009	December 31, 2008

ASSETS

Cash and amounts due from depository institutions	$3,406	$3,495
Interest-earning deposits	29,585	3,266
Total cash and cash equivalents	32,991	6,761

Securities available for sale	1,273	888
Securities held to maturity, fair value $153,586 and $143,245
respectively	151,527	141,280
Loans held for sale	3,350	1,422
Loans receivable, net of allowance for loan losses of $6,047 and
$5,304 respectively	410,621	406,826
Premises and equipment	5,408	5,627
Federal Home Loan Bank of New York stock	5,714	5,736
Interest receivable, net	4,332	3,884
Other real estate owned	1,335	1,435
Deferred income taxes	3,410	3,113
Other assets	2,272	1,652
Total assets	$622,233	$578,624

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$36,034	$30,561
Interest bearing deposits	418,389	379,942
Total deposits	454,423	410,503
Short-term Borrowings	-	2,000
Long-term Debt	114,124	114,124
Other Liabilities	2,197	2,282
Total Liabilities	570,744	528,909

STOCKHOLDERS' EQUITY
Common stock, stated value $0.064; 10,000,000 shares authorized;
5,195,664 and 5,183,731 shares respectively, issued	332	331
Additional paid-in capital	46,926	46,864
Treasury stock, at cost, 536,189 and 533,680 shares,
respectively	(8,705)	(8,680)
Retained Earnings	12,967	11,325
Accumulated other comprehensive loss	(31)	(125)
Total stockholders' equity	51,489	49,715

Total liabilities and stockholders' equity	$622,233	$578,624

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the three and nine months ended
September 30, 2009 and 2008
(Unaudited)
( in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest income:
Loans	$6,870	$6,949	$20,587	$20,217
Securities	1,833	2,348	5,205	6,968
Other interest-earning assets	11	7	34	188
Total interest income	8,714	9,304	25,826	27,373

Interest expense:
Deposits:
Demand	237	247	640	789
Savings and club	288	337	864	1,036
Certificates of deposit	1,918	2,209	6,315	6,950
	2,443	2,793	7,819	8,775

Borrowed money	1,251	1,294	3,729	3,834

Total interest expense	3,694	4,087	11,548	12,609

Net interest income	5,020	5,217	14,278	14,764
Provision for loan losses	300	300	950	850

Net interest income after provision for loan losses	4,720	4,917	13,328	13,914

Non-interest income:
Fees and service charges	166	165	440	470
Gain on sales of loans originated for sale	52	15	180	115
Gain on sale of real estate owned	-	-	5	-
Other than temporary write-down on securities	-	(2,756)	-	(2,756)
Other	9	7	25	23
Total non-interest income	227	(2,569)	650	(2,148)

Non-interest expense:
Salaries and employee benefits	1,438	1,368	4,067	4,121
Occupancy expense of premises	291	281	837	806
Equipment	537	511	1,578	1,513
Advertising	77	59	196	181
Other	636	488	1,918	1,452
Total non-interest expense	2,979	2,707	8,596	8,073

Income (Loss) before income tax provision	1,968	(359)	5,382	3,693
Income tax provision	757	890	2,066	2,362

Net Income (Loss)	$1,211	$(1,249)	$3,316	$1,331

Net Income (Loss) per common share basic and diluted
basic	$0.26	$(0.27)	$0.71	$0.29
diluted	$0.26	$(0.27)	$0.71	$0.28

Weighted average number of common shares outstanding-
basic	4,659	4,640	4,654	4,620
diluted	4,676	4,640	4,677	4,708

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the nine months ended September 30, 2009
(Unaudited)
( in thousands except for share and per share data)

					Accumulated
					Other
		Additional	Treasury	Retained	Comprehensive
	Common Stock	Paid-In Capital	Stock	Earnings	(Loss)	Total
Balance, December 31, 2008	$331	$46,864	$(8,680)	$11,325	$(125)	$49,715

Exercise of Stock Options (11,933 shares)	1	62	-	-	-	63

Treasury Stock Purchases (2,509 shares)	-	-	(25)	-	-	(25)

Cash dividends ($0.36 per share) declared	-	-	-	(1,674)	-	(1,674)

Comprehensive Income:
Net income for the nine months ended
September 30, 2009	-	-	-	3,316	-	3,316

Unrealized gain on securities,
available for sale, net of
deferred income tax of $63	-	-	-	-	94	94

Total Comprehensive income	-	-	-	-	-	3,410

Balance, September 30, 2009	$332	$46,926	$(8,705)	$12,967	$(31)	$51,489

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended
September 30, 2009 and 2008
(Unaudited)
( in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities :
Net Income	$3,316	$1,331
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	270	306
Amortization and accretion, net	98	(529)
Provision for loan losses	950	850
Other than temporary write-down of security	-	2,756
Deferred income tax benefit	(360)	(316)
Loans originated for sale	(14,940)	(5,137)
Proceeds from sale of loans originated for sale	13,192	6,074
(Gain) on sale of loans originated for sale	(180)	(115)
(Gain) on sale of other real estate owned	(5)	-
(Increase) Decrease in interest receivable	(448)	179
(Increase) Decrease in other assets	(620)	(128)
(Decrease) Increase in accrued interest payable	(121)	(121)
Increase (Decrease) in other liabilities	36	535

Net cash provided by operating activities	1,188	5,685

Cash flows from investing activities:
Redemption (Purchase) of FHLB stock	22	(739)
Proceeds from calls of securities held to maturity	101,305	68,870
Purchases of securities held to maturity	(119,844)	(60,606)
Proceeds from repayments on securities held to maturity	7,906	4,398
Purchases of securities available for sale	(227)	(2,000)
Proceeds from sale of real estate owned	228	287
Net (increase) in loans receivable	(4,528)	(37,062)
Increase in other real estate owned	(52)	(241)
Additions to premises and equipment	(52)	(59)

Net cash (used in) investing activities	(15,242)	(27,152)

Cash flows from financing activities:
Net increase in deposits	43,920	4,661
Net change in short-term borrowings	(2,000)	14,500
Purchases of treasury stock	(25)	(1,009)
Cash dividend paid	(1,674)	(1,339)
Exercise of stock options	63	622

Net cash provided by financing activities	40,284	17,435

Net increase in cash and cash equivalents	26,230	(4,032)
Cash and cash equivalents-begininng	6,761	11,780

Cash and cash equivalents-ending	$32,991	$7,748

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,623	$2,461

Interest	$11,669	$12,730

Transfer of loans to Real Estate Owned	71	1,194

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2009 or any other future interim period.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Effective April 1, 2009, BCB Bancorp, Inc., adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on subsequent events. The guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events that occurred between September 30, 2009 and November 12, 2009, the date these consolidated financial statements were issued.

Note 2 – Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. The diluted net income (loss) per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.

Note 3 – Securities Available for Sale

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity securities	$1,324	$-	$51	$1,273

The age of unrealized losses and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2009
Equity Securities	$-	$-	$949	$51	$949	$51

Management does not believe that any of the unrealized losses at September 30, 2009, (which are related to 1 preferred stock issue) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 4 - Securities Held to Maturity

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:

Due after one through five years	$3,315	$288	$-	$3,603
Due after ten years	111,556	176	204	111,528

	114,871	464	204	115,131

Mortgage-backed securities:
Due within one year	$565	$4	$-	$569
Due after one year through five years	50	1	-	51
Due after five years through ten years	7,170	416	1	7,585
Due after ten years	28,871	1,383	4	30,250

	36,656	1,804	5	38,455

	$151,527	$2,268	$209	$153,586

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

There were no sales of securities during the nine months ended September 30, 2009.

The age of unrealized losses and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2009
U.S. Government Agencies	$41,858	$204	$-	$-	$41,858	$204
Mortgage-backed Securities	$1,504	$5	$-	$-	$1,504	$5
	$43,362	$209	$-	$-	$43,362	$209

Management does not believe that any of the unrealized losses at September 30, 2009, (which are related to 19 U.S. Government Agency bonds and 2 Mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 5 – Fair Values of Financial Instruments

Guidance on fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (in thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2009:

Securities available for sale	$1,273	$1,273	$-	$-
As of December 31, 2008:

Securities available for sale	$888	$888	$-	$-

The only assets that the Company measured at fair value on a nonrecurring basis were as follows (in thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2009:

Impaired loans	$6,937	$-	$-	$6,937
As of December 31, 2008:

Impaired Loans	$2,847	$-	$-	$2,847

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008.

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets and/or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $7,982,000 and $3,728,000, net of a valuation allowance of $1,045,000 and $881,000 at September 30, 2009 and December 31, 2008, respectively.

Other Real Estate Owned (Generally Carried at Fair Value)

Other Real Estate Owned is generally carried at fair value, whose value is determined based upon independent third-party appraisals of the properties, based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Off-Balance Sheet Financial Instruments

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and unused lines of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these commitments was deemed immaterial and is not presented in the accompanying table.

The carrying values and estimated fair values of financial instruments were as follows at September 30, 2009:

	September 30, 2009
	Carrying	Fair
	Value	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$32,991	$32,991
Securities available for sale	1,273	1,273
Securities held to maturity	151,527	153,586
Loans held for sale	3,350	3,377
Loans receivable	410,621	415,241
FHLB of New York stock	5,714	5,714
Interest receivable	4,332	4,332

Financial liabilities:
Deposits	454,423	457,845
Long-term debt	114,124	130,675
Interest payable	846	846

Note 6 – Acquisition

On June 30, 2009, BCB Bancorp, Inc., the holding company of BCB Community Bank and Pamrapo Bancorp (Pamrapo), the holding company for Pamrapo Savings Bank, S.L.A. announced the execution of an agreement and plan of merger under which Pamrapo will merge with BCB Community Bank. The merger is expected to be completed during the first quarter of 2010, pending regulatory and shareholder approval.

In the event the merger agreement is terminated, neither BCB nor Pamrapo will have any liability under the merger agreement, except that, designated provisions of the merger agreement, including the payment of expenses and a termination fee will survive termination. Under the terms of the merger agreement, each of BCB and Pamrapo must pay to the other a termination fee, the description of which has been disclosed in the Form S-4 Registration Statement previously filed with the Securities and Exchange Commission.

Note 7 – New Accounting Pronouncements

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. insurers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this guidance amends accounting for transfers and servicing of financial assets and extinguishments of liabilities, by removing the concept of a qualifying special-purpose entity and removes the exception from applying guidance on the variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach and is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. This guidance is effective for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.

In August 2009, the FASB issued guidance on the fair value measurement of liabilities. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities or similar liabilities when traded as assets or (2) another valuation technique that is consistent with generally accepted accounting principles; two examples of which would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This guidance clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance is effective for interim and annual periods after September 30, 2009. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $43.6 million or 7.5% to $622.2 million at September 30, 2009 from $578.6 million at December 31, 2008. The Bank’s asset growth has been funded primarily through cash flow provided by retail deposit growth, and repayments and prepayments of loans and mortgage backed securities. During the first nine months of 2009, the Company’s balance in interest earning assets increased primarily as a result of increases in cash and cash equivalents, loans receivable and investment securities categorized as held-to-maturity. Asset growth was moderate as management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the first nine months of 2009, the composition of the Bank’s assets has emphasized cash and cash equivalents reflecting management’s desire to maintain higher than usual liquid investments during the current recessionary and low interest rate period. This decision reflects the lower return available to the Bank in the current environment versus the risk of aggressive lending or investment activity during the current economic downturn. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $26.2 million or 385.3% to $33.0 million at September 30, 2009 from $6.8 million at December 31, 2008. Investment securities classified as held-to-maturity increased by $10.2 million or 7.2% to $151.5 million at September 30, 2009 from $141.3 million at December 31, 2008. This increase was primarily attributable to security purchases totaling $119.8 million during the nine months ended September 30, 2009, partially offset by call options exercised on $101.3 million of callable agency securities and $7.9 million in repayments and prepayments in the mortgage backed security portfolio during the nine months ended September 30, 2009.

Loans receivable increased by $3.8 million or 0.9% to $410.6 million at September 30, 2009 from $406.8 million at December 31, 2008. The increase resulted primarily from a $9.4 million increase in commercial loans comprising business loans and commercial lines of credit, net of amortization, partially offset by a $2.1 million decrease in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, and a $2.8 million decrease in consumer loans, net of amortization and a $743,000 increase in the allowance for loan losses. The balance in the loan pipeline as of September 30, 2009 stood at $15.6 million. At September 30, 2009, the allowance for loan losses was $6.0 million or 69.77% of non-performing loans.

Deposit liabilities increased by $43.9 million or 10.7% to $454.4 million at September 30, 2009 from $410.5 million at December 31, 2008. The increase resulted primarily from an increase of $14.2 million in time deposit accounts, a $24.4 million increase in transaction accounts, and a $5.3 million increase in savings and club accounts. During the nine months ended September 30, 2009, the Federal Open Market Committee (FOMC) has continued its philosophy of keeping short term interest rates at historically low levels in an effort to lessen the recession in the American economy. This has resulted in a steepening of the yield curve, resulting in lower short term time deposit account yields which in turn has had the effect of decreasing interest expense.

The balance of borrowed money decreased by $2.0 million or 1.7% to $114.1 million at September 30, 2009 from $116.1 million at December 31, 2008. The decrease resulted primarily from the repayment of an overnight line of credit at the Federal Home Loan Bank of New York during the nine months ended September 30, 2009 utilizing the increase in retail deposits to facilitate the borrowing reduction. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities.

Stockholders’ equity increased by $1.8 million or 3.6% to $51.5 million at September 30, 2009 from $49.7 million at December 31, 2008. The increase in stockholders’ equity is primarily attributable to net income of the Company for the nine months ended September 30, 2009 of $3.3 million, a $63,000 increase resulting from the exercise of stock options totaling 11,933 shares and a $94,000 increase in the market value of our available-for-sale securities portfolio, net of tax, partially offset by the payment of three quarterly cash dividends totaling $1.7 million representing three $0.12/share payments during the nine months ended September 30, 2009, and $25,000 paid to repurchase 2,509 shares of the Company’s common stock. At September 30, 2009 the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.88%, 13.04% and 14.15% respectively.

Results of Operations
Three Months

Net income increased by $2.46 million to net income of $1.21 million for the three months ended September 30, 2009 from a net loss of $1.25 million for the three months ended September 30, 2008. The increase in net income was due to an increase in non-interest income and a decrease in income taxes, partially offset by a decrease in net interest income and an increase in total non-interest expense. Net interest income decreased by $197,000 or 3.8% to $5.0 million for the three months ended September 30, 2009 from $5.2 million for the three months ended September 30, 2008. This decrease in net interest income resulted primarily from a decrease in the average yield on interest earning assets to 5.75% for the three months ended September 30, 2009 from 6.54% for the three months ended September 30, 2008, partially offset by an increase of $37.0 million or 6.5% in the average balance of interest earning assets to $606.3 million for the three months ended September 30, 2009 from $569.3 million for the three months ended

September 30, 2008. The average balance of interest bearing liabilities increased by $36.5 million or 7.4% to $532.2 million for the three months ended September 30, 2009 from $495.7 million for the three months ended September 30, 2008 and the average cost of interest bearing liabilities decreased by fifty-two basis points to 2.78% for the three months ended September 30, 2009 from 3.30% for the three months ended September 30, 2008. As a consequence of the aforementioned, our net interest margin decreased to 3.31% for the three months ended September 30, 2009 from 3.67% for the three months ended September 30, 2008.

Interest income on loans receivable decreased by $79,000 or 1.1% to $6.87 million for the three months ended September 30, 2009 from $6.95 million for the three months ended September 30, 2008. The decrease was primarily attributable to a decrease in the average yield on loans receivable to 6.65% for the three months ended September 30, 2009 from 6.93% for the three months ended September 30, 2008 partially offset by an increase in the average balance of loans receivable of $12.2 million or 3.0% to $413.5 million for the three months ended September 30, 2009 from $401.3 million for the three months ended June 30, 2008. The increase in average loans reflects management’s ambition to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of certain rates on loan facilities tied to variable indices, consistent with the decrease in the prime lending rate through the reduction in rates forwarded by the FOMC’s philosophy of easing market rates.

Interest income on securities decreased by $515,000 or 21.9% to $1.8 million for the three months ended September 30, 2009 from $2.3 million for the three months ended September 30, 2008. This decrease was primarily due to a decrease in the average balance of securities held-to-maturity of $10.7 million or 6.6% to $152.2 million for the three months ended September 30, 2009 from $162.9 million for the three months ended September 30, 2008, and a decrease in the average yield on securities held-to-maturity to 4.82% for the three months ended September 30, 2009 from 5.76% for the three months ended September 30, 2008. The decrease in the average balance reflects the level of call options exercised by their issuing agency on certain investment securities previously discussed. The decrease in the average yield reflects the lower long term interest rate environment during the three months ended September 30, 2009.

Interest income on other interest-earning assets increased by $4,000 or 57.1% to $11,000 for the three months ended September 30, 2009 from $7,000 for the three months ended September 30, 2008. This increase was primarily due to an increase of $35.6 million or 698.0% in the average balance of other interest-earning assets to $40.7 million for the three months ended September 30, 2009 from $5.1 million for the three months ended September 30, 2008 partially offset by a decrease in the average yield on other interest-earning assets to 0.10% for the three months ended September 30, 2009 from 0.63% for the three months ended September 30, 2008. The decrease in the average yield reflects the lower short-term interest rate environment for overnight deposits during the three months ended September 30, 2009 as compared to the three months ended September 30,

2008. The increase in the average balance primarily reflects management’s philosophy to accumulate liquidity in the anticipation of future loan closings or investment security purchase opportunities.

Total interest expense decreased by $393,000 or 9.6% to $3.7 million for the three months ended September 30, 2009 from $4.1 million for the three months ended September 30, 2008. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 2.78% for the three months ended September 30, 2009 from 3.30% for the three months ended September 30, 2008, partially offset by an increase in the balance of average interest bearing liabilities of $36.5 million or 7.4% to $532.2 million for the three months ended September 30, 2009 from $495.7 million for the three months ended September 30, 2008. The decrease in the average cost reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $300,000 for the three months ended September 30, 2009 as well as for the three months ended September 30, 2008. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2009, the Bank experienced $191,000 in net charge-offs, (consisting of $193,000 in charge-offs and $2,000 in recoveries). During the three months ended September 30, 2008, the Bank experienced $7,000 in net charge-offs, (consisting of $8,000 in charge-offs and $1,000 in recoveries). The Bank had non-performing loans totaling $8.6 million or 2.05% of gross loans at September 30, 2009, $5.0 million or 1.20% of gross loans at June 30, 2009 and $3.0 million or 0.74% of gross loans at September 30, 2008. The allowance for loan losses was $6.0 million or 1.43% of gross loans at September 30, 2009, $5.9 million or 1.43% of gross loans at June 30, 2009 and $4.9 million or 1.20% of gross loans at September 30, 2008. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2009, June 30, 2009 and September 30, 2008.

Total non-interest income increased by $2.8 million to income of $227,000 for the three months ended September 30, 2009 from a loss of $2.6 million for the three months ended September 30, 2008. The increase in non-interest income resulted primarily from a $2.8 million other than temporary write-down on securities in 2008 with no such write-down for the three months ended September 30, 2009. During the three months ended September 30, 2008, the Company recorded an OTTI charge of $2.8 million on $3.0 million of Federal National Mortgage Association (FNMA) preferred stock during the third quarter, consistent with the market value of the securities at September 30, 2008 as well as the prevailing sentiment of the marketplace at that time regarding the lack of plausible recoverability of the value of these securities. Non-interest income was further enhanced by an increase of $37,000 or 246.7% on gain on sales of loans originated for sale to $52,000 for the three months ended September 30, 2009 from $15,000 for the three months ended September 30, 2008. General fees, service charges and other income increased by $3,000 or 1.7% to $175,000 for the three months ended September 30, 2009 from $172,000 for the three months ended September 30, 2008. The increase in gain on sale of loans originated for sale reflects the increased level of re-finance activity in the one- to four-family residential real estate market during the three months ended September 30, 2009, due primarily to the present lower long-term interest rate environment.

Total non-interest expense increased by $272,000 or 10.0% to $2.98 million for the three months ended September 30, 2009 from $2.71 million for the three months ended September 30, 2008. Salaries and employee benefits expense increased by $70,000 or 5.1% to $1.44 million for the three months ended September 30, 2009 from $1.37 million for the three months ended September 30, 2008. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 86 for the three months ended September 30, 2009, from 82 for the three months ended September 30, 2008. Equipment expense increased by $26,000 or 5.1% to $537,000 for the three months ended September 30, 2009 from $511,000 for the three months ended September 30, 2008. The primary component of this expense item is data service provider expense which increases with the growth in the Bank’s assets. Occupancy expense and advertising increased by an aggregate of $28,000 or 8.2% to $368,000 for the three months ended September 30, 2009 from $340,000 for the three months ended September 30, 2008. Other non-interest expense increased by $148,000 or 30.3% to $636,000 for the three months ended September 30, 2009 from $488,000 for the three months ended September 30, 2008. This increase resulted primarily from increases in regulatory assessments and legal fees. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased by $133,000 or 14.9% to $757,000 for the three months ended September 30, 2009 from $890,000 for the three months ended September 30, 2008 reflecting decreased pre-tax income earned during the three month time period ended September 30, 2009 exclusive of the OTTI charge incurred during the three months ended September 30, 2008. A section of the Financial Intervention Package signed into law by former President Bush on October 3, 2008, allows entities to treat the OTTI charge on these securities as an ordinary loss for accounting purposes, thereby invoking a tax benefit for the recordation of the impairment. However, consistent with generally accepted accounting principles, the tax benefit may not be recorded prior to the enactment of the legislation. As such, because the legislation was not signed into law until October 3, 2008, the tax benefit associated with the OTTI charge was not recorded until the fourth quarter of 2008. Based upon the foregoing, we recorded a tax benefit entry during the fourth quarter of approximately $1.1 million associated with the OTTI charge. The consolidated effective income tax rate for the three months ended September 30, 2009 was 38.5% as compared to 37.1% for the three months ended September 30, 2008 exclusive of the OTTI charge previously discussed.

Nine Months of Operations

Net income increased by $2.0 million or 153.8% to $3.3 million for the nine months ended September 30, 2009 from $1.3 million for the nine months ended September 30, 2008. The increase in net income was due to an increase in non-interest income and a decrease in income taxes, partially offset by a decrease in net interest income and increases in the provision for loan losses and non-interest expense. Net interest income decreased by $486,000 or 3.3% to $14.3 million for the nine months ended September 30, 2009 from $14.8 million for the nine months ended September 30, 2008. This decrease in net interest income resulted primarily from a decrease in the average yield on interest earning assets to 5.81% for the nine months ended September 30, 2009 from 6.51% for the nine months ended September 30, 2008, partially offset by an increase of $31.9 million or 5.7% in the average balance of interest earning assets to $592.6 million for the nine months ended September 30, 2009 from $560.7 million for the nine months ended September 30, 2008. The average balance of interest bearing liabilities increased by $32.8 million or 6.7% to $519.8 million for the nine months ended September 30, 2009 from $487.0 million for the nine months ended September 30, 2008, while the average cost of interest bearing liabilities decreased to 2.96% for the nine months ended September 30, 2009 from 3.45% for the nine months ended September 30, 2008. As a consequence of the decrease in the average yield earned on our interest earning assets, our net interest margin decreased to 3.21% for the nine months ended September 30, 2009 from 3.51% for the nine months ended September 30, 2008.

Interest income on loans receivable increased by $370,000 or 1.8% to $20.6 million for the nine months ended September 30, 2009 from $20.2 million for the nine months ended September 30, 2008. The increase was primarily attributable to an increase in the balance of average loans receivable of $24.1 million or 6.2% to $411.7 million for the nine months ended September 30, 2009 from $387.6 million for the nine months ended September 30, 2008, partially offset by a decrease in the average yield on loans receivable to 6.67% for the nine months ended September 30, 2009 from 6.96% for the nine months ended September 30, 2008. The increase in average loans reflects management’s ambition to deploy funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns.

Interest income on securities decreased by $1.76 million or 25.3% to $5.21 million for the nine months ended September 30, 2009 from $6.97 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in the average balance of securities of $26.5 million or 16.4% to $134.7 million for the nine months ended September 30, 2009 from $161.2 million for the nine months ended September 30, 2008 and a decrease in the average yield on securities to 5.15% for the nine months ended September 30, 2009 from 5.76% for the nine months ended September 30, 2008. The decrease in the average balance reflects the level of call options exercised by their issuing agency on certain investment securities previously discussed. The decrease in average yield reflects the lower long term interest rate environment during the nine months ended September 30, 2009.

Interest income on other interest-earning assets decreased by $154,000 or 81.9% to $34,000 for the nine months ended September 30, 2009 from $188,000 for the nine months ended September 30, 2008. This decrease was primarily due to a decrease in the average yield on other interest-earning assets to 0.10% for the nine months ended September 30, 2009 from 2.11% for the nine months ended September 30, 2008, partially offset by an increase of $34.3 million or 288.2% in the average balance of other interest-earning assets to $46.2 million for the nine months ended September 30, 2009 from $11.9 million for the nine months ended September 30, 2008. The decrease in the average yield reflects the lower short-term interest rate environment for overnight deposits in 2009 as compared to 2008. The increase in the average balance primarily reflects management’s philosophy to accumulate liquidity in the anticipation of future loan closings or investment security purchase opportunities.

Total interest expense decreased by $1.1 million or 8.7% to $11.5 million for the nine months ended September 30, 2009 from $12.6 million for the nine months ended September 30, 2008. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 2.96% for the nine months ended September 30, 2009 from 3.45% for the nine months ended September 30, 2008 partially offset by an increase in the balance of average interest bearing liabilities of $32.8 million or 6.7% to $519.8 million for the nine months ended September 30, 2009 from $487.0 million for the nine months ended September 30, 2008.

The provision for loan losses totaled $950,000 for the nine months ended September 30, 2009 and $850,000 for the nine months ended September 30, 2008. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2009, the Bank experienced $207,000 in net charge-offs (consisting of $209,000 in charge-offs and $2,000 in recoveries). During the nine months ended September 30, 2008, the Bank experienced $60,000 in net charge-offs (consisting of $101,000 in charge-offs and $41,000 in recoveries). The Bank had non-performing loans totaling $8.6 million or 2.05% of gross loans at September 30, 2009, $3.7 million or 0.90% of gross loans at December 31, 2008 and $3.0 million or 0.74% of gross loans at September 30, 2008. The allowance for loan losses was $6.0 million or 1.43% of gross loans at September 30, 2009, $5.3 million or 1.28% of gross loans at December 31, 2008 and $4.9 million or 1.20% of gross loans at September 30, 2008. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2009, December 31, 2008 and September 30, 2008.

Total non-interest income increased by $2.8 million to income of $650,000 for the nine months ended September 30, 2009 from a loss of $2.1 million for the nine months ended September 30, 2008. The increase in non-interest income resulted primarily from a $2.8 million other than temporary write-down on securities in 2008 with no such write-down for the nine months ended September 30, 2009. Non-interest income was further enhanced by an increase of $65,000 or 56.5% in gain on sales of loans originated for sale to $180,000 for the nine months ended September 30, 2009 from $115,000 for the nine months ended September 30, 2008 and a $5,000 increase in gain on sale of real estate owned, partially offset by a decrease of $28,000 or 5.7% in general fees, service charges and other income to $465,000 for the nine months ended September 30, 2009 from $493,000 for the nine months ended September 30, 2008. The increase in gain on sale of loans originated for sale reflects the increased level of re-finance activity in the one- to four-family residential real estate market during the nine months ended September 30, 2009, due primarily to the present lower long-term interest rate environment.

Total non-interest expense increased by $523,000 or 6.5% to $8.6 million for the nine months ended September 30, 2009 from $8.1 million for the nine months ended September 30, 2008. Salaries and employee benefits expense decreased by $54,000 or 1.3% to $4.07 million for the nine months ended September 30, 2009 from $4.12 million for the nine months ended September 30, 2008. This decrease occurred primarily as a result of the departure of a highly compensated officer during the nine months ended September 30, 2009, partially offset by an increase in the number of full time equivalent employees to 86 for the nine months ended September 30, 2009, from 82 for the nine months ended September 30, 2008. Equipment expense increased by $65,000 or 4.3% to $1.6 million for the nine months ended September 30, 2009 from $1.5 million for the nine months ended September 30, 2008. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Occupancy expense increased by $31,000 or 3.8% to $837,000 for the nine months ended September 30, 2009 from $806,000 for the nine months ended September 30, 2008. Advertising expense increased by $15,000 or 8.3% to $196,000 for the nine months ended September 30, 2009 from $181,000 for the nine months ended September 30, 2008. Other non-interest expense increased by $466,000 or 32.1% to $1.92 million for the nine months ended September 30, 2009 from $1.45 million for the nine months ended June 30, 2008. This increase resulted primarily from increases in regulatory assessments and legal fees. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $296,000 or 12.5% to $2.07 million for the nine months ended September 30, 2009 from $2.36 million for the nine months ended September 30, 2008 reflecting decreased pre-tax income earned during the nine month time period ended September 30, 2009 exclusive of the OTTI charge incurred during the nine months ended September 30, 2008. No tax benefit was recognized on the OTTI charge until the fourth quarter of 2008 as discussed previously. The consolidated effective income tax rate for the nine months ended September 30, 2009 was 38.4% as compared to 36.6% for the nine months ended September 30, 2008 exclusive of the OTTI charge previously discussed.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2009. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2009. The following sets forth the Company’s NPV as of September 30, 2009.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$33,507	$(16,445)	-32.92%	5.79%	-209 bps
+200bp	43,086	(6,866)	-13.75	7.18	-69 bps
+100bp	53,790	2,838	5.68	8.48	60 bps
PAR	49,952	-----	-----	7.88	-----
bp – basis points

The table above indicates that at September 30, 2009, in the event of a 100 basis point increase in interest rates, we would experience a 5.68% increase in NPV.

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

PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management has previously disclosed initiation of litigation in the Superior Court of New Jersey against BCB Community Bank by the Provident Bank, on February 20, 2009, under docket No. HUD-L-947-09. Provident was seeking from the Bank specified damages in the amount of $672,500.

That litigation has settled. On August 27, 2009, the Bank paid to Provident Bank the sum of $376,218 to resolve all of Provident’s claims in full and the case has been dismissed.

The Bank continues its third-party action against various defendants to recoup the money paid to Provident. The Bank also continues to work with its insurance carrier to recoup the money paid to Provident through its existing insurance coverage.

On July 9, 2009, a complaint was filed in the Superior Court of New Jersey in Hudson County against Pamrapo, each of its directors and BCB Bancorp. The action, which seeks class certification, was brought by Keith Kube, a purported shareholder of Pamrapo, on behalf of himself and all others similarly situated. On July 24, 2009, a second lawsuit was filed in the same court against Pamrapo and its directors by David Shaev Profit Sharing Account, a purported shareholder. Both complaints allege, among other things, that the directors of Pamrapo are in breach of their fiduciary duties to shareholders in connection with Pamrapo’s entry into the merger agreement. Both complaints seek, among other things, for the Court to enjoin the defendants from consummating the transactions contemplated by the merger agreement and to award the plaintiffs attorneys’ fees and expenses incurred in bringing the lawsuits. The two lawsuits were consolidated as of September 10, 2009.

ITEM 1.A. RISK FACTORS

In addition to the risk factors set forth in our 2008 Annual Report on Form 10-K, set forth below are additional factors for our investors to consider.

If Economic Conditions Deteriorate in our Primary Market, Our Results of Operations and Financial Condition could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Loans Decreases.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

During 2005, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. On April 26, 2007, the Company announced a second stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the outstanding shares of the Company’s common stock. On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company’s common stock. This plan commenced upon the completion of the prior plan. The Company’s stock purchases for the three months ended September 30, 2009 are as follows:

	Shares	Average		Total Number of	Maximum Number of Shares
Period	Purchased	Price		Shares Purchased	That May Yet be Purchased

7/1-7/31	----	$	-----	-----	133,983
8/1-8/31	----	$	-----	-----	133,983
9/1-9/30	----	$	-----	-----	133,983

Total	----	$	-----	-----	133,983

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

Both parties have completed due diligence paying particular attention to credit, regulatory and legal matters. The merger is subject to certain conditions, including the approval of the shareholders of both BCB Bancorp, Inc., and Pamrapo Bancorp, Inc., as well as the receipt of regulatory approvals. The merger is expected to be completed during the first quarter of 2010.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers’ Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.