Form 10-K
period 2009-12-31
BCB BANCORP INC
filed 2010-03-30
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒           Annual Report  Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act of 1934
For the fiscal ended December 31, 2009.
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
YES ☐                       NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐                      NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒                      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).      YES  ☐       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the Nasdaq Capital Market, was approximately $32.2 million.

As of March 1, 2010, there were issued 5,201,502 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholder (Part II and IV).

2

i

This report on Form 10-K contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of BCB Bancorp, Inc. and subsidiaries. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized.  By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements except as may be required by law.

ii

PART I

ITEM 1.	BUSINESS

BCB Bancorp, Inc.

BCB Bancorp, Inc. (the “Company”) is a New Jersey corporation, which on May 1, 2003 became the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. At December 31, 2009 we had $631.5 million in consolidated assets, $463.7 million in deposits and $51.4 million in consolidated stockholders’ equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank, formerly known as Bayonne Community Bank, was chartered as a New Jersey bank on October 27, 2000, and we opened for business on November 1, 2000.  We changed our name from Bayonne Community Bank to BCB Community Bank in April of 2007. We operate through three branches in Bayonne and Hoboken, New Jersey and through our executive office located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) and we are a member of the Federal Home Loan Bank System.

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

Recent Developments

On June 29, 2009, BCB Bancorp, Inc., (the “Company”), the parent company of BCB Community Bank, and Pamrapo Bancorp, Inc., (“Pamrapo”), the parent company of Pamrapo Savings Bank, S.L.A., jointly announced the signing of an Agreement and Plan of Merger, dated as of June 29, 2009 (the “Merger Agreement”) pursuant to which Pamrapo will merge with and into the Company. Pamrapo Savings Bank, S.L.A., (“Pamrapo Bank”), a New Jersey-chartered stock savings and loan association and a wholly-owned subsidiary of Pamrapo, and BCB

Community Bank, a New Jersey-chartered bank and a wholly-owned subsidiary of the Company (“BCB Bank”), will also enter into a subsidiary agreement and plan of merger that provides for the merger of Pamrapo Bank with and into BCB Bank, with BCB Bank as the surviving institution.

Pursuant to the terms of the Merger Agreement, shareholders of Pamrapo will receive 1.0 share of Company common stock for each share of Pamrapo common stock. In addition, all outstanding unexercised options to purchase Pamrapo common stock will be converted into options to purchase Company common stock.

On December 17, 2009, at a special meeting of stockholders, the stockholders of BCB Bancorp, Inc., (the “Company”) approved the adoption of the Agreement and Plan of Merger, as amended, by and between the Company and Pamrapo Bancorp Inc. In addition, at the special meeting of stockholders, the Company approved an amendment to the Company’s certificate of incorporation to increase the authorized shares of the Company’s common stock to 20 million shares.

On February 11, 2010, at a special meeting of stockholders, the stockholders of Pamrapo Bancorp, Inc., approved the adoption of the Agreement and Plan of Merger, as amended, by and between Pamrapo Bancorp Inc., and BCB Bancorp, Inc.

The transaction is expected to close by the end of the second quarter of 2010, pending regulatory approvals and the satisfaction of other customary closing conditions.

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

Focusing on profitability.  On an operational basis, we achieved profitability in our tenth month of operation. For the year ended December 31, 2009, our return on average equity was 7.34% and our return on average assets was 0.61%. Our earnings per diluted share decreased from $1.20 for the year ended December 31, 2005 to $0.80 for the year ended December 31, 2009. Although earnings per share results have come under pressure recently, primarily as a result of the pervasive economic downturn in both the national and local economy as well as several one-time events, management is committed to maintaining profitability by diversifying the products, pricing and services we offer.

Continuing our growth.  We have consistently increased our assets.  From December 31, 2005 to December 31, 2009, our assets have increased from $466.2 million to $631.5 million.  Over the same time period, our loan balances have increased from $284.5 million to $401.9 million, while deposits have increased from $362.9 million to $463.7 million. In addition, we have maintained our asset quality ratios while growing the loan portfolio. At December 31, 2009, our non-performing assets to total assets ratio was 2.09%.

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

	At December 31,
	2009		2008		2007		2006		2005

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Type of loans:					(Dollars in Thousands)
Real estate loans:
One- to four-family	$76,490	18.70%	$74,039	17.94%	$55,248	14.96%	$43,993	13.64%	$34,901	12.11%
Construction	51,330	12.55	62,483	15.14	49,984	13.53	38,882	12.06	28,743	9.98
Home equity	34,298	8.39	38,065	9.22	35,397	9.58	32,321	10.02	24,297	8.43
Commercial and multi-family	223,792	54.71	223,179	54.07	208,108	56.35	192,141	59.60	185,170	64.26
Commercial business	22,487	5.50	14,098	3.42	19,873	5.38	14,705	4.56	14,578	5.06
Consumer	641	0.15	920	0.21	739	0.20	396	0.12	456	0.16
Total	409,038	100.00%	412,784	100.00%	369,349	100.00%	322,438	100.00%	288,145	100.00%
Less:
Deferred loan fees, net	522		654		630		575		604
Allowance for loan losses	6,644		5,304		4,065		3,733		3,090
Total loans, net	$401,872		$406,826		$364,654		$318,130		$284,451

Loan Maturities.  The following table sets forth the contractual maturity of our loan portfolio at December 31, 2009.  The amount shown represents outstanding principal balances.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less.  Variable-rate loans are shown as due at the time of repricing.  The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due after 5 Years	Total
	(In Thousands)
One- to four-family	$2,632	$10,369	$63,489	$76,490
Construction	45,452	2,105	3,773	51,330
Home equity	506	4,286	29,506	34,298
Commercial and multi-family	20,126	44,375	159,291	223,792
Commercial business	13,892	6,279	2,316	22,487
Consumer	310	331	—	641
Total amount due	$82,918	$67,745	$258,375	$409,038

Loans with Predetermined or Floating or Adjustable Rates of Interest.  The following table sets forth the dollar amount of all loans at December 31, 2009 that are due after December 31, 2010, and have predetermined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family	$41,394	$32,464	$73,858
Construction	2,598	3,280	5,878
Home equity	26,944	6,848	33,792
Commercial and multi-family	40,113	163,553	203,666
Commercial business	5,198	3,397	8,595
Consumer	331	—	331
Total amount due	$116,578	$209,542	$326,120

The Bank has strengthened certain loan underwriting criteria in an effort to more prudently make loan facility determinations and mitigate increased potential loan loss provisions prospectively.

Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years. Our largest commercial loan had a principal balance of $2.9 million at December 31, 2009, was secured by a mixed use property comprised of residential and commercial facilities, and was performing in accordance with its terms on that date. Our largest multi-family loan had a principal balance of $4.4 million at December 31, 2009. This loan is presently under the terms of a work-out plan paying interest only at a reduced rate, and has performed according to its adjusted terms since institution of the work-out plan. This plan is temporary in nature and any interest not received presently as a result of the work-out terms will be capitalized at the conclusion of such plan.

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

One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance.  We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance.  We originate both fixed rate and adjustable rate loans.  One- to four-family loans may have terms of up to 30 years.  The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years.  We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30-year amortization period. We offer these loans with a fixed rate for the first five years with repricing following every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan.  We also broker for a third party lender one- to four-family residential loans, which are primarily fixed rate loans with terms of 30 years.  Our loan brokerage activities permit us to offer customers longer-term fixed rate loans we would not otherwise originate while providing a source of fee income.  During 2009, we brokered $16.9 million in one- to four-family loans and recognized gains of $225,000 from the sale of such loans.

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

Construction Loans. We offer loans to finance the construction of various types of commercial and residential property.  We originated $16.0 million of such loans during the year ended December 31, 2009.  Construction loans to builders generally are offered with terms of up to eighteen months and interest rates are tied to the prime rate plus a margin.  These loans generally are offered as adjustable rate loans.  We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order.  Construction loan funds are disbursed as the project progresses. At December 31, 2009, our largest construction loan was $5.0 million, of which $2.1 million was disbursed. This construction loan has been made for the construction of twelve residential condominiums. At December 31, 2009, this loan was performing in accordance with its terms.

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

Home Equity Loans and Home Equity Lines of Credit.  We offer home equity loans and lines of credit that are secured by the borrower’s primary residence.  Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit.  Home equity loans and lines of credit are offered with terms up to 15 years.  Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate.  Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one- to four-family loans.  Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.  At December 31, 2009, the outstanding balances of home equity loans and lines of credit totaled $34.3 million, or 8.39% of our loan portfolio.

Commercial Business Loans.  Our commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income.  Our underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant’s business.  Commercial business loans are generally made to small and mid-sized companies located within the State of New Jersey. In most cases, we require collateral of real estate, equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan.  Our largest commercial business loan at December 31, 2009 had a principal balance of $2.7 million and was secured by marketable equity securities. We have also received personal guarantees from the borrower, principals of the borrower and a director of BCB Bancorp, Inc.

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

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands)

Beginning of period	$412,784	$369,349	$322,438	$288,145	$249,315

Originations by Type:
Real estate mortgage:
One- to four-family residential	19,509	9,683	6,454	9,203	4,299
Construction	16,060	15,591	48,415	34,889	35,765
Home equity	3,015	9,699	14,512	15,821	13,998
Commercial and multi-family	33,809	63,601	55,892	51,542	70,471
Commercial business	17,843	11,624	16,987	7,946	8,968
Consumer	132	492	215	222	203
Total loans originated	90,368	110,690	142,475	119,623	133,704

Purchases:
Real estate mortgage:
One- to four-family residential	—	—	—	—	—
Construction	1,744	113	3,726	4,870	3,645
Home equity	—	—	—	—	—
Commercial and multi-family	—	—	5,267	1,737	—
Commercial business	—	—	600	400	1,000
Consumer	—	—	—	—	—
Total loans purchased	1,744	113	9,593	7,007	4,645

Sales:
Real estate mortgage:
One- to four-family residential	—	—	—	—	—
Construction	1,238	2,523	5,040	2,044	1,273
Home equity	—	—	—	—	—
Commercial and multi-family	—	—	1,275	3,388	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total loans sold	1,238	2,523	6,315	5,432	1,273

Principal repayments	94,549	63,651	97,396	86,905	98,246
Transfer of loans to real estate owned	71	1,194	1,446	—	—
Total reductions	94,620	64,845	98,842	92,337	99,519

Net (decrease) increase	(3,746)	43,435	46,911	34,293	38,830

Ending balance	$409,038	$412,784	$369,349	$322,438	$288,145

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

Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2009, our outstanding loan origination commitments totaled $7.2 million, standby letters of credit totaled $471,000, outstanding construction loans in progress totaled $5.4 million and undisbursed lines of credit totaled $11.9 million.

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

Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income and the accrual of interest income is discontinued. Income is subsequently recognized only to the extent that cash payments are received until delinquency status is reduced to less than ninety days, in which case the loan is returned to accrual status.  At December 31, 2009, we had $11.9 million in non-accruing loans. Our largest exposure of non-performing loans at that date consisted of two loans, with one specific borrower with a combined principal balance of $3.0 million, collateralized by two multi-unit apartment complexes whose total appraised value was approximately $6.9 million as of that date. Another loan relationship consisting of two loans with one specific borrower and a balance of $2.3 million is also in non-accrual status. This borrower is in foreclosure and while there has been a certain level of depreciation of the underlying collateral, the Bank believes that upon conveyance and disposition of the properties, the Bank will not incur a loss on these facilities.

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired and a loan is not impaired during a period of delay in payment, if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.  We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2009, we had twenty-six loans totaling $15.4 million which are classified as impaired and on which loan loss allowances totaling $1.4 million have been established.  During 2009, interest income of $464,000 was recognized on impaired loans during the time of impairment.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2009				At December 31, 2008
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-family residential	3	$3,973	5	$1,559	3	$1,507	4	$1,213
Construction	—	—	7	4,343	1	360	—	—
Home equity	2	517	2	251	—	—	—	—
Commercial and multi-family	5	2,729	8	5,280	2	265	5	2,515
Total	10	7,219	22	11,433	6	2,132	9	3,728

Commercial business	1	369	1	500	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total delinquent loans	11	$7,588	23	$11,933	6	$2,132	9	$3,728

Delinquent loans to total loans		1.86%		2.92%		0.51%		0.90%

	At December 31, 2007				At December 31, 2006
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-family residential	—	$—	1	$319	—	$—	—	$—
Construction	—	—	1	1,247	1	1,356	—	—
Home equity	—	—	1	149	—	—	—	—
Commercial and multi-family	2	1,770	5	2,558	—	—	1	307
Total	2	1,770	8	4,273	1	1,356	1	307

Commercial business	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	1	2	1	16
Total delinquent loans	2	$1,770	8	$4,273	2	$1,358	2	$323

Delinquent loans to total loans		0.48%		1.16%		0.42%		0.10%

	At December 31, 2005
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-family residential	—	$—	1	$79
Construction	—	—	—	—
Home equity	—	—	—	—
Commercial and multi-family	—	—	4	803
Total	—	—	5	882

Commercial business	—	—	1	150
Consumer	—	—	—	—
Total delinquent loans	—	$—	6	$1,032

Delinquent loans to total loans		—%		0.36%

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest become doubtful.  For all years presented, BCB Community Bank has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).  Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$1,559	$1,213	$319	$—	$—
Construction	4,343	—	1,247	—	—
Home equity	251	—	149	—	—
Commercial and multi-family	5,280	2,515	2,039	307	637
Commercial business	500	—	—	—	150
Consumer	—	—	—	16	—
Total	11,933	3,728	3,754	323	787

Accruing loans delinquent more than 90 days:
One- to four-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and multi-family	—	—	519	—	166
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	79
Total	—	—	519	—	245

Total non-performing loans	11,933	3,728	4,273	323	1,032
Foreclosed assets	1,270	1,435	287	—	—

Total non-performing assets	$13,203	$5,163	$4,560	$323	$1,032
Total non-performing assets as a percentage of total assets	2.09%	0.89%	0.81%	0.06%	0.22%
Total non-performing loans as a percentage of total loans	2.92%	0.90%	1.16%	0.10%	0.36%

For the year ended December 31, 2009, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $1.1 million.  We received and recorded $282,000 in interest income for such loans for the year ended December 31, 2009.

Classified Assets.  Our policies provide for a classification system for problem assets.  Under this classification system, problem assets are classified as “substandard,” “doubtful,” “loss” or “special mention.”  An asset is considered substandard if it is inadequately protected by its current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that “some loss” will be sustained if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weakness present makes “collection or liquidation in full” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted, and the loan, or a portion thereof, is charged-off.  Assets may be designated special mention because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2009, we had $500,000 in assets classified as doubtful, all of which was classified as impaired, $11.0 million in assets classified as substandard, of which $8.2 million was classified as impaired and $18.6 million in assets classified as special mention, of which $6.7 million was classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Balance at beginning of period	$5,304	$4,065	$3,733	$3,090	$2,506

Charge-offs:
One- to four-family residential	—	—	—	—	—
Construction	—	90	270	—	—
Home equity	—	—	—	—	—
Commercial and multi-family	205	—	—	—	—
Commercial business	—	3	—	66	522
Consumer	7	8	15	1	24
Total charge-offs	212	101	285	67	546

Recoveries	2	40	17	85	12
Net charge-offs (recoveries)	210	61	268	(18)	534
Provisions charged to operations	1,550	1,300	600	625	1,118
Ending balance	$6,644	$5,304	$4,065	$3,733	$3,090

Ratio of non-performing assets to total assets at the end of period	2.09%	0.89%	0.81%	0.06%	0.22%

Allowance for loan losses as a percent of total loans outstanding	1.62%	1.28%	1.10%	1.16%	1.07%

Ratio of net charge-offs (recoveries) during the period to total loans outstanding at end of the period	0.05%	0.01%	0.07%	(0.01)%	0.19%

Ratio of net charge-offs (recoveries) during the period to non-performing loans	1.79%	1.64%	6.27%	(5.57)%	51.74%

Allocation of the Allowance for Loan Losses.  The following table illustrates the allocation of the allowance for loan losses for each category of loan.  The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
	(Dollars in Thousands)
Type of loan:
One- to four-family	$430	18.70%	$688	17.94%	$221	14.96%	$69	13.64%	$76	12.11%
Construction	1,437	12.55	941	15.14	885	13.53	1,068	12.06	329	9.98
Home equity	186	8.39	167	9.22	172	9.58	126	10.02	91	8.43
Commercial and multi-family	4,184	54.71	3,175	54.07	2,476	56.35	2,285	59.60	2,180	64.26
Commercial business	365	5.50	216	3.42	262	5.38	168	4.56	401	5.06
Consumer	42	0.15	117	0.21	49	0.20	17	0.12	13	0.16
Total	$6,644	100.00%	$5,304	100.00%	$4,065	100.00%	$3,733	100.00%	$3,090	100.00%

Investment Activities

Investment Securities. We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held-to-maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other and equity debt securities are classified as available for sale to serve principally as a source of liquidity.

Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as held-to-maturity, available for sale or trading. As of December 31, 2009, we had $132.6 million of securities classified as held-to-maturity, $1.3 million in securities classified as available for sale, and no securities classified as trading.  Securities classified as available for sale are reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2009, our securities classified as held-to-maturity had a fair value of $133.1 million. Changes in the fair value of securities classified as held-to-maturity do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. At December 31, 2008, the Bank recorded such a charge of $2.9 million on a $3.0 million investment in FNMA preferred stock. At December 31, 2009, management concluded that all unrealized losses were temporary in nature since they are related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Company has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses. During the year ended December 31, 2009, we had no securities sales.

At December 31, 2009, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and (iv) certificates of deposit.  The Board of Directors may authorize additional investments.  At December 31, 2009, our U.S. Government agency securities totaled $98.0 million, all of which were classified as held-to-maturity and which primarily consisted of callable securities issued by government sponsored enterprises.

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

Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio and Federal funds at the dates indicated.

	At December 31,
	2009	2008	2007
	(In Thousands)
Securities available for sale:
Equity securities	$1,346	$888	$2,056
Securities held to maturity:
U.S. Government and Agency securities	98,023	98,607	130,156
Mortgage-backed securities	34,621	42,673	34,861
Total securities held to maturity	132,644	141,280	165,017
Money market funds	—	—	3,500
FHLB stock	5,714	5,736	5,560
Total investment securities	$139,704	$147,904	$176,133

The following table shows our securities held-to-maturity purchase, sale and repayment activities for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)

Purchases:
Fixed-rate	$147,647	$60,606	$37,338
Total purchases	$147,647	$60,606	$37,338

Sales:
Fixed-rate	$—	$—	$—
Total sales	$—	$—	$—

Principal Repayments:
Repayment of principal	$155,553	$84,400	$21,010
Increase (decrease) in other items, net	730	(58)	17
Net (decreases) increases	$(8,636)	$(23,850)	$16,345

Maturities of Securities Portfolio.  The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank’s securities portfolio at December 31, 2009 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	As of December 31, 2009
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value	Carrying Value	Average Yield
	(Dollars in Thousands)
U.S. government agency securities	$-	-%	$3,315	5.00%	$515	1.22%	$94,193	4.09%	$96,888	$98,023	4.11%
Mortgage-backed securities	346	3.64	39	6.00	6,783	5.03	27,453	5.29	36,162	34,621	5.22
Total investment securities	$346	3.64%	$3,354	5.01%	$7,298	4.76%	$121,646	4.36%	$133,050	$132,644	4.40%

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

The interest rates paid by us on deposits are set at the direction of our senior management.  Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements.  At December 31, 2009, we had no brokered deposits.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2009		2008		2007

	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)

Demand	—%	$37,082	—%	$30,561	—%	$35,897
NOW	1.22	34,270	1.25	25,843	1.40	20,260
Money market	1.94	33,656	2.79	19,539	4.14	27,697
Savings and club accounts	1.12	108,170	1.36	99,586	1.71	100,441
Certificates of deposit	3.19	250,560	4.13	234,974	4.82	214,524
Total	2.44%	$463,738	2.84%	$410,503	3.30%	$398,819
__________
(1)  Represents the average rate paid during the year.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

Beginning of period	$410,503	$398,819	$382,747
Net deposits	43,097	107	3,135
Interest credited on deposit accounts	10,138	11,577	12,937
Total increase in deposit accounts	53,235	11,684	16,072
Ending balance	$463,738	$410,503	$398,819
Percent increase	12.97%	2.93%	4.20%

Jumbo Certificates of Deposit.  As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $142.3 million.  The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2009
Maturity Period	(In Thousands)
Within three months	$44,400
Three through twelve months	63,654
Over twelve months	34,277
Total	$142,331

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.
	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
1.00% - 1.99%	$111,078	44.33%	$245	0.10%	$929	0.43%
2.00% - 2.99%	56,002	22.35	42,847	18.23	698	0.33
3.00% - 3.99%	47,731	19.05	107,017	45.54	41,048	19.14
4.00% - 4.99%	33,619	13.42	74,084	31.53	64,688	30.15
5.00% - 5.99%	2,130	0.85	10,781	4.60	107,161	49.95
Total	$250,560	100.00%	$234,974	100.00%	$214,524	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2009.

	Maturity Date
	1 Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
Interest rate:
1.00% - 1.99%	$107,524	$2,843	$711	$—	$111,078
2.00% - 2.99%	45,041	5,527	2,388	3,046	56,002
3.00% - 3.99%	11,338	3,370	1,342	31,681	47,731
4.00% - 4.99%	28,742	4,786	91	—	33,619
5.00% - 5.99%	2,044	86	—	—	2,130
Total	$194,689	$16,612	$4,532	$34,727	$250,560

Borrowings.  Our advances from the FHLB of New York are secured by a pledge of our stock in the FHLB of New York, cash, investment securities and a blanket pledge on our residential mortgage portfolio. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, we may also access the Federal Reserve Bank discount window to supplement our supply of funds that we can loan and to meet deposit withdrawal requirements.  During the year ended December 31, 2009 we utilized short term borrowings in the form of an overnight line of credit with the FHLB of New York on a very limited basis and during the year ended December 31, 2008 we utilized this line more extensively. Our maximum short-term borrowings outstanding during 2009 was $4.0 million. At December 31, 2009, we had the ability to borrow approximately $119.5 million under our credit facilities with the FHLB of New York. Additionally, at December 31, 2009 we had a trust preferred debenture of $4.1 million which has been callable at the Company’s option since June 17, 2009, and quarterly thereafter.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Balance at end of period	$—	$2,000	$—
Average balance during period	$38	$4,796	$—
Maximum outstanding at any month end	$—	$20,500	$—
Weighted average interest rate at end of period	—	0.44%	—
Average interest rate during period	0.51%	1.23%	—

Employees

At December 31, 2009, we had 63 full-time and 28 part-time employees.  None of our employees is represented by a collective bargaining group.  We believe that our relationship with our employees is good.

Subsidiaries

We have one non-bank subsidiary.  BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities.  Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp.  At December 31, 2009, this company held $124.7 million in securities.

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

The Company is subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. At December 31, 2009, BCB Bancorp, Inc., was considered to be a well capitalized Bank Holding Company.

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

Insurance of Deposit Accounts. BCB Community Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at BCB Community Bank are insured by the FDIC, generally up to a maximum of $250,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.

The FDIC imposes an assessment against institutions for deposit insurance. On February 27, 2009, the FDIC issued a final rule that alters the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter. Under the rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the FDIC issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution's assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment is capped at 10 basis points of an institution's domestic deposits. Future special assessments could also be assessed. Based upon BCB Community Bank’s FDIC premium assessment for the second quarter of 2009 increased by approximately $504,000, including the special assessment.

The FDIC has adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Our prepayment amount was approximately $2.4 million.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program, which guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on FDIC-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. We opted not to participate in this part of the Temporary Liquidity Guarantee Program.

The other part of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted to participate in this component of the Temporary Liquidity Guarantee Program. On August 26, 2009, the FDIC extended the program until June 30, 2010. Institutions had until November 2, 2009 to decide whether they would opt out of the extension which takes effect on January 1, 2010. An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category. We opted into the extension.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.  The Emergency Economic Stabilization Act of 2008, which was enacted on October 3, 2008, provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock of qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  We opted not to participate in the CPP.

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

In addition to the risk-based capital rules, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio.  This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above.  At December 31, 2009, the Bank’s ratio of total capital to risk-weighted assets was 14.37%. Our Tier 1 capital to risk-weighted assets was 13.11%, and our Tier 1 capital to average assets was 8.68%.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls.  For the year ending December 31, 2010, we expect that our auditors will have to audit our internal control over financial reporting.

AVAILABILITY OF ANNUAL REPORT

Our Annual Report is available on our website, www.bcbbancorp.com.  We will also provide our Annual Report on Form 10-K free of charge to shareholders who write to the Corporate Secretary at 104-110 Avenue C, Bayonne, New Jersey 07002.

ITEM 1A.	RISK FACTORS

The following are the risk factors relating to BCB Bancorp, Inc. In addition, the risks related to the merger with Pamrapo Bancorp, Inc., as disclosed in our Joint Proxy Statement/Prospectus dated November 9, 2009, remain in effect.

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate.  These loans are riskier than loans secured by one- to four-family properties.

At December 31, 2009, $223.8 million, or 54.7% of our loan portfolio consisted of commercial and multi-family real estate loans.  We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower’s business.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may not be able to successfully maintain and manage our growth.

Since December 31, 2005, our assets have grown at a compound annual growth rate of 7.9%, our loan balances have grown at a compound annual growth rate of 9.0% and our deposits have grown at a compound annual growth rate of 6.3%.  Our ability to continue to grow depends, in part, upon our ability to expand our market presence, successfully attract core deposits, and identify attractive commercial lending opportunities.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income.  At December 31, 2009, our allowance for loan losses totaled $6.6 million, representing 1.62% of total loans.

While we have only been operating for nine years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate.  Although we believe we have underwriting standards to manage normal lending risks, and although we had $13.2 million, or 2.09% of total assets consisting of non-performing assets at December 31, 2009, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans.  We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

Net interest income is the most significant component of our operating income.  We do not rely on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services.  For the years ended December 31, 2009 and 2008, our net interest income was $19.4 million and $20.0 million, respectively.  The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities.  In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease

We own common stock of the Federal Home Loan Bank of New York (FHLB-NY).  We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of December 31, 2009 was $5.7 million based on its par value. There is no market for our FHLB-NY common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions.  As of December 31, 2009, approximately 94.3% of our total loans were secured by real estate.  Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs.  Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2009, we conducted our business from our executive office located at 104-110 Avenue C, Bayonne, New Jersey, and our three branch offices, which are located in Bayonne and Hoboken. The aggregate book value of our premises and equipment was $5.4 million at December 31, 2009.  We own our executive office facility and lease our three branch offices.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business.  At December 31, 2009, we were not involved in any material legal proceedings the outcome of which would have a material adverse affect on our financial condition or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITYSECURITIES

BCB Bancorp, Inc.’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”  In order to list common stock on the Nasdaq Global Market, the presence of at least three registered and active market makers is required and BCB Bancorp, Inc. has at least three market makers.

The following table sets forth the high and low closing prices for BCB Bancorp, Inc. common stock for the periods indicated. As of December 31, 2009, there were 4,657,906 shares of BCB Bancorp, Inc. common stock outstanding.  At December 31, 2009, BCB Bancorp, Inc. had approximately 1,500 stockholders of record.

Fiscal 2009	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2009	$9.72	$7.76	$0.12
Quarter Ended September 30, 2009	10.42	7.31	0.12
Quarter Ended June 30, 2009	10.40	8.75	0.12
Quarter Ended March 31, 2009	10.99	8.50	0.12

Fiscal 2008	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2008	$13.25	$9.98	$0.12
Quarter Ended September 30, 2008	14.87	12.61	0.10
Quarter Ended June 30, 2008	14.86	13.25	0.10
Quarter Ended March 31, 2008	15.67	13.00	0.09

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2009 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans that were not approved by shareholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(2)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	279,500(1)	$ 10.38	3,906
Equity compensation plans not approved by shareholders	—	—	-0-
Total	279,500	$ 10.38	3,906
_____________________________

(1)	Consists of options to purchase (i) 76,555 shares of common stock under the 2002 Stock Option Plan and (ii) 202,945 shares of common stock under the 2003 Stock Option Plan.

(2)
The weighted average exercise price reflects the exercise prices ranging from $9.34 to $15.65 per share for options granted under the 2003 Stock Option Plan and ranging from $5.29 to $15.65 per share for options under the 2002 Stock Option Plan.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2005 through December 31, 2009, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, and (c) the cumulative total return of Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB BANCORP, INC.

Total Return Performance
Index Value
140
120
100
80
60
40
20
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
BCB Bancorp, Inc.
NASDAQ Composite
SNI Bank

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
BCB Bancorp, Inc.	100.00	101.83	111.57	105.52	72.68	66.18
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank	100.00	101.36	118.57	92.14	52.57	52.03

On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company’s common stock.  Set forth below is information regarding purchases of our common stock made by or on behalf of the Company during the fourth quarter of 2009.

Period	Total number of shares purchased	Average price per share paid	Total number of shares purchased as part of a publicly announced program	Number of shares remaining to be purchased under program
October 1-31	—	$—	—	133,983
November 1-30	563	9.10	563	133,420
December 1-31	1,000	8.50	1,563	132,420
Total	1,563	$8.72	—	—

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.  The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the common stock dividends paid by the Company.

	Selected financial condition data at December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Total assets	$631,503	$578,624	$563,477	$510,835	$466,242
Cash and cash equivalents	67,347	6,761	11,780	25,837	25,147
Securities, held to maturity	132,644	141,280	165,017	148,672	140,002
Loans receivable	401,872	406,826	364,654	318,130	284,451
Deposits	463,738	410,503	398,819	382,747	362,851
Borrowings	114,124	116,124	114,124	74,124	54,124
Stockholders’ equity	51,391	49,715	48,510	51,963	47,847

	Selected operating data for the year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except for per share amounts)
Net interest income	$19,384	$19,960	$17,173	$17,784	$15,883
Provision for loan losses	1,550	1,300	600	625	1,118
Non-interest income (loss)	931	(2,054)	1,092	1,260	915
Non-interest expense	12,396	11,314	10,718	9,632	8,206
Income tax	2,621	1,820	2,509	3,220	2,745
Net income	$3,748	$3,472	$4,438	$5,567	$4,729
Net income per share:
Basic	$0.81	$0.75	$0.92	$1.11	$1.25
Diluted	$0.80	$0.74	$0.90	$1.08	$1.20
Dividends declared per share	$0.48	$0.41	$0.32	$0.30	$—

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.61%	0.60%	0.83%	1.13%	1.14%
Return on average stockholders’ equity (ratio of net income to average stockholders’ equity)	7.34	7.00	8.86	11.12	16.00
Non-interest income (loss) to average assets	0.15	(0.36)	0.20	0.26	0.21
Non-interest expense to average assets	2.03	1.97	1.99	1.96	1.98
Net interest rate spread during the period	2.88	3.09	2.71	3.19	3.69
Net interest margin (net interest income to average interest earning assets)	3.24	3.54	3.26	3.69	3.98
Ratio of average interest-earning assets to average interest-bearing liabilities	114.07	115.05	116.94	118.09	112.33
Cash dividend payout ratio	59.26	54.67	34.78	26.98	—

Asset Quality Ratios:
Non-performing loans to total loans at end of period	2.92	0.90	1.16	0.10	0.36
Allowance for loan losses to non-performing loans at end of period	55.68	142.27	95.13	1,155.73	299.42
Allowance for loan losses to total loans at end of period	1.62	1.28	1.10	1.16	1.07

Capital Ratios:
Stockholders’ equity to total assets at end of period	8.14	8.59	8.61	10.17	10.26
Average stockholders’ equity to average total assets	8.35	8.61	9.32	10.19	7.14
Tier 1 capital to average assets	8.68	9.22	8.81	10.91	7.75
Tier 1 capital to risk weighted assets	13.11	13.38	13.05	15.36	11.59

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

Other-than-Temporary Impairment of Securities

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or other-than-temporary” in accordance with Accounting

Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities. Accordingly, temporary impairments are accounted for based upon the classification of the related securities as either available for sale or held to maturity. Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through Other Comprehensive Income (“OCI”) with offsetting entries adjusting the carrying value of the securities and the balance of deferred taxes. Conversely, the carrying values of held to maturity securities are not adjusted for temporary impairments. Information concerning the amount and duration of temporary impairments on both available for sale and held to maturity securities is generally disclosed in the notes to the consolidated financial statements.

Other-than-temporary impairments are accounted for based upon several considerations. First, other-than-temporary impairments on equity securities and on debt securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of the sale of debt securities are applicable, then the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related, other-than-temporary impairments are recognized in earnings and noncredit-related, other-than-temporary impairments are recognized in OCI. Equity securities on which there is an unrealized loss that is deemed other-than-temporary are written down to fair value with the write-down recognized in earnings.

Financial Condition

Comparison at December 31, 2009 and at December 31, 2008

Since we commenced operations in 2000 we have sought to grow our assets and deposit base consistent with our capital requirements. We offer competitive loan and deposit products and seek to distinguish ourselves from our competitors through our service and availability. Total assets increased by $52.9 million or 9.1% to $631.5 million at December 31, 2009 from $578.6 million at December 31, 2008 as the Company continued to grow the Bank’s balance sheet through growth in the Bank’s deposit base.

Total cash and cash equivalents increased by $60.5 million or 889.7% to $67.3 million at December 31, 2009 from $6.8 million at December 31, 2008 reflecting management’s decision to increase liquid assets pending acceptable investment opportunities in either loans or investment securities when appropriate. The increase in cash and cash equivalents resulted primarily from proceeds received on those investment securities whose call options were exercised by their issuing agencies. Securities held-to-maturity decreased by $8.7 million or 6.2% to $132.6 million at December 31, 2009 from $141.3 million at December 31, 2008. The decrease was primarily attributable to call options exercised on $145.6 million of callable agency securities and $9.9 million of repayments and prepayments in the mortgage backed securities portfolio during the year ended December 31, 2009, partially offset by purchases of $145.8 million of callable agency securities and $1.9 million in mortgage backed securities.

Loans receivable decreased by $4.9 million or 1.2% to $401.9 million at December 31, 2009 from $406.8 million at December 31, 2008. The decrease resulted primarily from an $8.1 million decrease in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, a $4.0 million increase in consumer loans, net of amortization, and a $1.3 million increase in the allowance for loans losses, partially offset by an $8.4 million increase in commercial loans comprising business loans and commercial lines of credit, net of amortization. At December 31, 2009, the allowance for loan losses was $6.6 million or 1.62% of loans receivable.

Deposit liabilities increased by $53.2 million or 13.0% to $463.7 million at December 31, 2009 from $410.5 million at December 31, 2008. The increase resulted primarily from an increase of $15.6 million or 6.6% in time deposits to $250.6 million from $235.0 million, an increase of $29.1 million or 38.3% in demand deposits to $105.0 million from $75.9 million and an increase of $8.6 million or 8.6% in savings and club accounts to $108.2 million from $99.6 million. The Bank has been able to achieve overall growth in deposits through competitive pricing on select deposit products.

Total borrowings decreased by $2.0 million or 1.7% to $114.1 million at December 31, 2009 from $116.1 million at December 31, 2008. The decrease in borrowings reflects the repayment of overnight Federal Home Loan Bank borrowings, previously used as a liquidity source to augment deposits as a funding source for the Bank.

Total stockholders’ equity increased by $1.7 million or 3.4% to $51.4 million at December 31, 2009 from $49.7 million at December 31, 2008. The increase in stockholders’ equity primarily reflects net income of $3.75 million for the year ended December 31, 2009 and the exercise of stock options during the year to purchase 11,933 shares of the Company’s common stock for a total of approximately $63,000, partially offset by the repurchase of 4,072 shares of the Company’s common stock in the stock repurchase plans in place and undertaken during the year totaling $39,000 and cash dividends paid to shareholders during the year totaling $2.2 million. At December 31, 2009 the Bank’s Tier 1 leverage, Tier 1 risk-based and Total risk-based capital ratios were 8.68%, 13.11%, and 14.37% respectively.

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

	At December 31, 2009		Year ended December 31, 2009			Year ended December 31, 2008
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest earned/paid	Average Yield/ Cost (5)	Average Balance	Interest earned/paid	Average Yield/ Cost (5)
Interest-earning assets:	(Dollars in Thousands)
Loans receivable (1)	$412,791	6.63%	$412,297	$27,349	6.63%	$393,198	$27,248	6.96%
Investment securities(2)	139,704	4.69	139,150	6,982	5.02	161,281	9,185	5.70
Interest-earning deposits	63,760	0.07	47,365	47	0.10	10,034	190	1.89
Total interest-earning assets	616,255	5.51%	598,812	34,378	5.74%	564,513	36,623	6.49%

Interest-earning liabilities:
Interest-bearing demand deposits	$34,270	1.23%	$32,287	$395	1.22%	$23,930	$300	1.25%
Money market deposits	33,656	1.48	24,885	482	1.94	26,697	746	2.79
Savings deposits	108,170	1.10	103,406	1,157	1.12	100,754	1,370	1.36
Certificates of deposit	250,560	2.57	250,221	7,984	3.19	220,375	9,106	4.13
Borrowings	114,124	4.28	114,162	4,976	4.36	118,920	5,141	4.32
Total interest-bearing liabilities	540,780	2.48%	524,961	14,994	2.86%	490,676	16,663	3.40%

Net interest income				$19,384			$19,960

Interest rate spread(3)		3.03%			2.88%			3.09%
Net interest margin(4)					3.24%			3.54%
Ratio of interest-earning assets to interest-bearing liabilities	113.96%		114.07%			115.05%
___________________________
(1)	Excludes allowance for loan losses.
(2)	Includes Federal Home Loan Bank of New York stock.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average yields are computed using annualized interest income and expense for the periods.

	Year ended December 31, 2007
	Average Balance	Interest earned/paid	Average Yield/ Cost (5)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$339,057	$24,365	7.19%
Investment securities(2)	161,707	8,843	5.47
Interest-earning deposits	26,010	1,182	4.54
Total interest-earning assets	526,774	34,390	6.53%

Interest-earning liabilities:
Interest-bearing demand deposits	$21,076	$294	1.40%
Money market deposits	17,212	712	4.14
Savings deposits	108,921	1,866	1.71
Certificates of deposit	209,828	10,109	4.82
Borrowings	93,412	4,236	4.54
Total interest-bearing liabilities	450,449	17,217	3.82%

Net interest income		$17,173

Interest rate spread(3)			2.71%
Net interest margin(4)			3.26%
Ratio of interest-earning assets to interest-bearing liabilities	116.94%
_____________________________
(1)	Excludes allowance for loan losses.
(2)	Includes Federal Home Loan Bank of New York stock.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average yields are computed using annualized interest income and expense for the periods.

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

	Years Ended December 31,

	2009 vs. 2008				2008 vs. 2007
	Increase/(Decrease)				Increase/(Decrease)
	Due to			Total	Due to			Total
			Rate/	Increase			Rate/	Increase
	Volume	Rate	Volume	(Decrease)	Volume	Rate	Volume	(Decrease)
	(In Thousands)

Interest income:
Loans receivable	$1,156	(1,147)	(48)	(39)	$3,891	$(869)	$(139)	$2,883
Investment securities	(1,123)	(1,071)	131	(2,063)	(23)	366	(1)	342
Interest-earning deposits with other banks	707	(180)	(670)	(143)	(726)	(689)	423	(992)
Total interest-earning assets	740	(2,398)	(587)	(2,245)	3,142	(1,192)	283	2,233

Interest expense:
Interest-bearing demand accounts	105	(7)	(3)	95	40	(30)	(4)	6
Money market	(51)	(229)	16	(264)	392	(231)	(127)	34
Savings and club	36	(243)	(6)	(213)	(140)	(385)	29	(496)
Certificates of Deposits	1,233	(2,074)	(281)	(1,122)	508	(1,439)	(72)	(1,003)
Borrowed funds	(205)	42	(2)	(165)	1,157	(198)	(54)	905

Total interest-bearing liabilities	1,118	(2,511)	(276)	(1,669)	1,957	(2,283)	(228)	(554)
Change in net interest income	$(378)	$113	$(311)	$(576)	$1,185	$1,091	$511	$2,787

Results of Operations for the Years Ended December 31, 2009 and 2008

Net income increased by $276,000 or 8.0% to $3.75 million for the year ended December 31, 2009 from $3.47 million for the year ended December 31, 2008. The increase in net income resulted primarily from an increase in non-interest income (loss), partially offset by a decrease in net interest income and increases in the provision for loan losses, non-interest expense and income taxes. Net interest income decreased by $576,000 or 2.9% to $19.4 million for the year ended December 31, 2009 from $20.0 million for the year ended December 31, 2008. The decrease in net interest income resulted primarily from a decrease in the average yield on interest earning assets to 5.74% for the year ended December 31, 2009 from 6.49% for the year ended December 31, 2008, partially offset by an increase of $34.3 million or 6.1% in the average balance of interest earning assets to $598.8 million for the year ended December 31, 2009 from $564.5 million for the year ended December 31, 2008. The average balance of interest bearing liabilities increased by $34.3 million or 7.0% to $525.0 million at December 31, 2009 from $490.7 million at December 31, 2008 while the average cost of interest bearing liabilities decreased to 2.86% for the year ended December 31, 2009 from 3.40% for the year ended December 31, 2008. As a result of the aforementioned, our net interest margin decreased to 3.24% for the year ended December 31, 2009 from 3.54% for the year ended December 31, 2008.

The increase in non-interest income (loss) resulted primarily from the absence of the other than temporary impairment (OTTI) charge of $2.9 million on a $3.0 million investment in Federal National Mortgage Association (FNMA) preferred stock which occurred during the year ended December 31, 2008. The increase in non-interest expense resulted primarily from merger related expenses relating to the business combination transaction with Pamrapo Bancorp, Inc. It is anticipated that this transaction will be completed by the end of the second quarter of 2010. Additionally, there was an increase in our FDIC assessments due to a one-time special FDIC assessment which totaled $282,000 for the Bank that all financial institutions were required to pay during the third quarter of 2009 and an increase in FDIC assessment rates during the year ended December 31, 2009.

Interest income on loans receivable increased by $101,000 or 0.4% to $27.3 million for the year ended December 31, 2009 from $27.2 million for the year ended December 31, 2008. The increase was primarily due to an increase in average loans receivable of $19.1 million or 4.9% to $412.3 million for the year ended December 31, 2009 from $393.2 million for the year ended December 31, 2008, partially offset by a decrease in the average yield on loans receivable to 6.63% for the year ended December 31, 2009 from 6.96% for the year ended December 31, 2008. The increase in the average balance of loans reflects management’s philosophy of deploying funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area for commercial and construction loans as well as the effect of the actions taken by the Federal Open Market Committee to maintain interest rates at their diminished levels during 2009.

Interest income on securities decreased by $2.2 million or 23.9% to $7.0 million for the year ended December 31, 2009 from $9.2 million for the year ended December 31, 2008. The decrease was primarily attributable to a decrease in the average balance of securities of $22.1 million or 13.7% to $139.2 million for the year ended December 31, 2009 from $161.3 million for the year ended December 31, 2008 and a decrease in the average yield on securities to 5.02% for the year ended December 31, 2009 from 5.70% for the year ended December 31, 2008. The decrease in average balances reflects the issuing agencies decision to exercise their call options on a select number of securities which resulted in decreases to the investment portfolio. The decrease in average yield reflects the lower interest rate environment prevalent for investment securities for the year ended December 31, 2009.

Interest income on other interest-earning assets consisting primarily of interest earning demand deposits decreased by $143,000 or 75.3% to $47,000 for the year ended December 31, 2009 from $190,000 for the year ended December 31, 2008. This decrease was primarily due to a decrease in the average yield on other interest-earning assets to 0.10% for the year ended December 31, 2009 from 1.89% for the year ended December 31, 2008, partially offset by an increase in the average balance of other interest earning assets of $37.4 million or 374.0% to $47.4 million for the year ended December 31, 2009 from $10.0 million for the year ended December 31, 2008.

Total interest expense decreased by $1.7 million or 10.2% to $15.0 million for the year ended December 31, 2009 from $16.7 million for the year ended December 31, 2008. This decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 2.86% for the year ended December 31, 2009 from 3.40% for the year ended December 31, 2008 and a decrease in the average balance of average borrowings of $4.7 million or 4.0% to $114.2 million for the year ended December 31, 2009 from $118.9 million for the year ended December 31, 2008, partially offset by an increase in the average balance of total interest bearing deposit liabilities of $39.0 million or 10.5% to $410.8 million for the year ended December 31, 2009 from $371.8 million for the year ended December 31, 2008.

The provision for loan losses totaled $1.55 million and $1.30 million for the years ended December 31, 2009 and 2008, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During 2009, the Bank experienced $210,000 in net charge-offs (consisting of $212,000 in charge-offs and $2,000 in recoveries). During 2008, the Bank experienced $61,000 in net charge-offs (consisting of $101,000 in charge-offs and $40,000 in recoveries). The Bank had non-accrual loans totaling $11.9 million at December 31, 2009 and $3.7 million at December 31, 2008. The allowance for loan losses stood at $6.6 million or 1.62% of gross total loans at December 31, 2009 as compared to $5.3 million or 1.28% of gross total loans at December 31, 2008. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize loses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2009 and 2008.

We had total non-interest income of $931,000 for the year ended December 31, 2009 compared to a loss of $2.1 million for the year ended December 31, 2008. The increase in non-interest income resulted primarily from the absence of the OTTI charge of $2.9 million on a $3.0 million investment in FNMA preferred stock which occurred during the year ended December 31, 2008, as well as an $88,000 increase in gain on sales of loans originated for sale to $225,000 for the year ended December 31, 2009 from $137,000 for the year ended December 31, 2008, and a $12,000 increase in gain on sale of real estate owned, partially offset by a decrease of $30,000 or 4.1% in fees, service charges and other income to $693,000 for the year ended December 31, 2009 from $723,000 for the year ended December 31, 2008. The increase in gain on sale of loans originated for sale reflects the lower interest rate environment for the refinancing of one-to four-family residential real estate properties during 2009.

Total non-interest expense increased by $1.1 million or 9.7% to $12.4 million for the year ended December 31, 2009 from $11.3 million for the year ended December 31, 2008. The increase in non-interest expense resulted primarily from an increase in merger related expenses of $476,000 or 276.7% to $648,000 for the year ended December 31, 2009, from $172,000 for the year ended December 31, 2008 relating to the business combination transaction with Pamrapo Bancorp, Inc. It is anticipated that this transaction will be completed by the end of the second quarter of 2010. Salaries and employee benefits expense decreased by $89,000 or 1.6% to $5.4 million for the year ended December 31, 2009 from $5.5 million for the year ended December 31, 2008. This decrease occurred despite a slight increase in full time equivalent employees to eighty-eight (88) at December 31, 2009 from eighty-five (85) at December 31, 2008 and from ninety-three (93) at December 31, 2007. Occupancy expense increased by $63,000 or 5.9% to $1.12 million for the year ended December 31, 2009 from $1.06 million for the year ended December 31, 2008. Equipment expense increased by $105,000 or 5.2% to $2.1 million for the year ended December 31, 2009 from $2.0 million for the year ended December 31, 2008. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Advertising expense increased by $32,000 or 13.3% to $273,000 for the year ended December 31, 2009 from $241,000 for the year ended December 31, 2008. Professional fees increased by $146,000 or 45.8% to $465,000 for the year ended December 31, 2009 from $319,000 for the year ended December 31, 2008. The increase in professional fees resulted primarily from an increase in legal fees in conjunction with various representations of legal issues encountered in the normal course of a growing franchise. Directors’ fees increased by $44,000 or 12.5% to $395,000 for the year ended December 31, 2009 from $351,000 for the year ended December 31, 2008. Regulatory assessments increased by $841,000 to $1.1 million for the year ended December 31, 2009 from $296,000 for the year ended December 31, 2008. This increase occurred primarily as a result of an increase in FDIC assessment rates during 2009 and a special one-time assessment which totaled $282,000 that all financial institutions were required to pay during the third quarter of 2009. Other non-interest expense increased by $24,000 or 3.0% to $829,000 for the year ended December 31, 2009 from $805,000 for the year ended December 31, 2008. Other non-interest expense is comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased by $801,000 or 44.0% to $2.62 million for the year ended December 31, 2009 from $1.82 million for the year ended December 31, 2008 reflecting increased pre-tax income earned during 2009. The consolidated effective income tax rate for the year ended December 31, 2009 was 41.2% and for the year ended December 31, 2008 was 34.4%. The increase in the consolidated effective income tax rate relates primarily to the increase of merger related expenses of $476,000 or 276.7% to $648,000 for the year ended December 31, 2009 from $172,000 for the year ended December 31, 2008 and the lack of deductibility for a portion of these expenses for income tax purposes.

Results of Operations for the Years Ended December 31, 2008 and 2007

Net income decreased by $970,000 or 21.8% to $3.47 million for the year ended December 31, 2008 from $4.44 million for the year ended December 31, 2007. The decrease in net income resulted primarily from a decrease in non-interest income and increases in the provision for loan losses and non-interest expense, partially offset by an increase in net interest income and a decrease in income taxes. Net interest income increased by $2.8 million or 16.3% to $20.0 million for the year ended December 31, 2008 from $17.2 million for the year ended December 31, 2007. The increase in net interest income resulted primarily from an increase of

$37.7 million or 7.2% in the average balance of interest earning assets to $564.5 million for the year ended December 31, 2008 from $526.8 million for the year ended December 31, 2007 and an increase in the average yield on interest earning assets to 6.49% for the year ended December 31, 2008 from 6.53% for the year ended December 31, 2007. The average balance of interest bearing liabilities increased by $40.3 million or 8.9% to $490.7 million at December 31, 2008 from $450.4 million at December 31, 2007 while the average cost of interest bearing liabilities decreased to 3.40% for the year ended December 31, 2008 from 3.82% for the year ended December 31, 2007. As a result of the aforementioned, our net interest margin increased to 3.54% for the year ended December 31, 2008 from 3.26% for the year ended December 31, 2007.

The decrease in non-interest income resulted primarily from an OTTI charge of $2.9 million on a $3.0 million investment in FNMA preferred stock. The increase in non-interest expense reflected a change to income resulting from the discovery of a deposit fraud scheme by a commercial client of the Bank. The Bank recorded a $560,000 loss in other non-interest expense related to this incident. The Bank and Company anticipate that any future recoveries may partially offset this loss; however there can be no assurance of the level or probability of any recovery. The Bank and the Company have notified its insurance carriers.

Interest income on loans receivable increased by $2.8 million or 11.5% to $27.2 million for the year ended December 31, 2008 from $24.4 million for the year ended December 31, 2007. The increase was primarily due to an increase in average loans receivable of $54.1 million or 16.0% to $393.2 million for the year ended December 31, 2008 from $339.1 million for the year ended December 31, 2007, partially offset by a decrease in the average yield on loans receivable to 6.96% for the year ended December 31, 2008 from 7.19% for the year ended December 31, 2007. The increase in the average balance of loans reflects management’s philosophy of deploying funds in higher yielding instruments, specifically commercial real estate loans, in an effort to achieve higher returns. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area for commercial and construction loans as well as the effect of the actions taken by the Federal Open Market Committee to reduce interest rates during 2008.

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

Total non-interest income decreased by $3.2 million to a loss of $2.1 million for the year ended December 31, 2008 from income of $1.1 million for the year ended December 31, 2007. The decrease in non-interest income resulted primarily from an OTTI charge of $2.9 million on a $3.0 million investment in FNMA preferred stock as well as a $283,000 decrease in gain on sales of loans originated for sale to $137,000 for the year ended December 31, 2008 from $420,000 for the year ended December 31, 2007, and a $12,000 decrease in gain on sale of real estate owned, partially offset by a $64,000 or 9.7% increase in fees, service charges and other income to $723,000 for the year ended December 31, 2008 from $659,000 for the year ended December 31, 2007. The decrease in gain on sale of loans originated for sale reflects the softening one-to four-family residential real estate market during 2008.

Total non-interest expense increased by $596,000 or 5.6% to $11.3 million for the year ended December 31, 2008 from $10.7 million for the year ended December 31, 2007. The increase in non-interest expense resulted primarily from the discovery of a deposit fraud scheme by a commercial client of the Bank during 2008. The Bank recorded a $560,000 loss related to this incident. The Bank and Company anticipate that future recoveries may partially offset this loss; however there can be no assurance of the level or probability of any recovery. The Bank and the Company have notified its insurance carrier. Salaries and employee benefits expense decreased by $207,000 or 3.6% to $5.5 million for the year ended December 31, 2008 from $5.7 million for the year ended December 31, 2007. This decrease resulted from a decrease in full time equivalent employees to eighty-five (85) at December 31, 2008 from ninety-three (93) at December 31, 2007 and from eighty-seven (87) at December 31, 2006. Occupancy expense increased by $59,000 or 5.9% to $1.1 million for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007. Equipment expense increased by $113,000 or 5.9% to $2.0 million for the year ended December 31, 2008 from $1.9 million for the year ended December 31, 2007. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Advertising expense decreased by $85,000 or 26.1% to $241,000 for the year ended December 31, 2008 from $326,000 for the year ended December 31, 2007. Professional fees increased by $60,000 or 23.2% to $319,000 for the year ended December 31, 2008 from $259,000 for the year ended December 31, 2007. Directors’ fees increased by $86,000 or 32.5% to $351,000 for the year ended December 31, 2008 from $265,000 for the year ended December 31, 2007. The increase in directors’ fees is primarily attributable to the institution of a retainer paid to the directorate of the Holding Company in the year ended December 31, 2008, compared to no such payment in the year ended December 31, 2007. Regulatory assessments increased by $63,000 or 27.0% to $296,000 for the year ended December 31, 2008 from $233,000 for the year ended December 31, 2007. The primary reason for the increase in regulatory assessments is due to the increase in the deposit base upon which the assessment is predicated. Other non-interest expense decreased by $225,000 or 21.8% to $805,000 for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007. The decrease in other non-interest expense is primarily attributable to the fact that increased expenses were realized during the year ended December 31, 2007 with the opening of our fourth office in Hoboken, while no such additional expense was necessary during the year ended December 31, 2008. Other non-interest expense is comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $689,000 or 27.5% to $1.8 million for the year ended December 31, 2008 from $2.5 million for the year ended December 31, 2007 reflecting decreased pre-tax income earned during the former time period. The consolidated effective income tax rate for the year ended December 31, 2008 was 34.4% and for the year ended December 31, 2007 was 36.1%.

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

Our primary investing activities are the origination of commercial and multi-family real estate loans, one- to four-family mortgage loans, construction, commercial business and consumer loans, as well as the purchase of mortgage-backed and other investment securities. During 2009 loan originations totaled $90.4 million compared to $110.7 million and $142.5 million for 2008 and 2007, respectively. Management continues to emphasize prudent loan origination policies and practices as it continues its efforts to increase total assets by emphasizing the origination of commercial and multi-family lending operations.

During 2009, cash flow provided by the calls, maturities and principal repayments and prepayments received on securities held-to-maturity amounted to $155.6 million compared to $84.4 million and $21.0 million in 2008 and 2007. Deposit growth provided $53.2 million, $11.7 million and $16.1 million of funding to facilitate asset growth for the years ending December 31, 2009, 2008 and 2007, respectively.  Borrowings decreased $2.0 million in 2009 with the repayment of $2.0 million of short-term borrowings through the FHLB.

Loan Commitments.  In the ordinary course of business the Bank extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the Bank does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customers’ creditworthiness.  Commitments to extend credit may be written on a fixed rate basis exposing the Bank to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit.  The Bank had outstanding commitments to originate and fund loans of approximately $25.0 million and $46.1 million at December 31, 2009 and 2008, respectively.

The following table sets forth our contractual obligations and commercial commitments at December 31, 2009.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years
	(In Thousands)
Borrowed money	$114,124	$—	$—	$—	$114,124
Lease obligations	3,872	366	481	330	2,695
Certificates of deposit	250,560	194,689	21,144	34,676	51
Total	$368,556	$195,055	$21,625	$35,006	$116,870

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this guidance amends accounting for transfers and servicing of financial assets and extinguishments of liabilities, by removing the concept of a qualifying special-purpose entity and removes the exception from applying guidance on the variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach and is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  The ASU amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.” This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require that a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. The amendment addresses potential conflicts between the requirements to disclose the date that the financial statements are issued and guidance of the Securities and Exchange Commission (“SEC”). The update provides the following amendments: (1) An entity that is an SEC Filer is required to evaluate subsequent events through the date that the financial statements are issued. (2) The glossary of Topic 855 is amended to include the definition of an SEC filer. An SEC filer is an entity that is required to file or furnish its financial statement with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section. It does not include an entity that is not otherwise an SEC filer whose financial statements are included in a submission by another SEC filer. (3) An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. (4) The glossary of Topic 855 is amended to remove the definition of public entity. (5) The scope of the reissuance disclosure requirement is refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles. All of the amendments in this Update were effective upon issuance of the Update. The adoption of this ASU did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUTMARKET RISK

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

Quantitative Analysis.  The following table presents the Company’s net portfolio value (“NPV”).  These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of December 31, 2009.  Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months.  The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates.  The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2009.  The following sets forth the Company’s NPV as of December 31, 2009.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$28,182	$(13,908)	-33.04%	4.80%	(176	)bp
+200bp	35,714	(6,376)	-15.15	5.89	(67)
+100bp	40,718	(1,372)	-3.26	6.51	(5)
PAR	42,090	—	—	6.56	—
-100bp	—	—	—	—	—
-200bp	—	—	—	—	—
-300bp	—	—	—	—	—
__________
bp-basis points

The table above indicates that at December 31, 2009, in the event of a 100 basis point increase in interest rates, we would experience a 3.26% decrease in NPV.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements identified in Item 15(a)(1) hereof are included as Exhibit 13 and are incorporated hereunder.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

The required Disclosure is incorporated by reference to the BCB Bancorp, Inc. Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 9A.(T)	CONTROLS AND PROCEDURES

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

(b)           Management’s Annual Report on Internal Control over Financial Reporting

Management of BCB Bancorp, Inc., and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Operating Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal

Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2009 is effective using these criteria. This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics is available for free by writing to:  President and Chief Executive Officer, BCB Bancorp, Inc., 104-110 Avenue C, Bayonne, New Jersey 07002.  The Code of Ethics was filed as an exhibit to the Form 10-K for the year ended December 31, 2004.

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) is incorporated herein by reference in response to the disclosure requirements of Items 401, 405, 406, 407(d)(4) and 407(d)(5) of Regulation S-K.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2010 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to ParenteBeard LLC.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

(C)	Consolidated Statements of Income for each of the Years in the Three-Year period ended December 31, 2009

(D)	Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2009

(E)	Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2009

(F)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

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

__________________
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

BCB BANCORP, INC.

Date: March 30, 2010	By:	/s/ Donald Mindiak
Donald Mindiak
President, Chief Executive Officer
and Chief Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald Mindiak	President, Chief Executive	March 30, 2010
Donald Mindiak	Officer, Chief Financial Officer
and Director (Principal Executive Officer)

/s/ Thomas M. Coughlin	Vice President, Chief Operating	March 30, 2010
Thomas M. Coughlin	Officer (Principal Accounting
Officer) and Director

/s/ Mark D. Hogan	Chairman of the Board	March 30, 2010
Mark D. Hogan

/s/ Robert Ballance	Director	March 30, 2010
Robert Ballance

/s/ Judith Q. Bielan	Director	March 30, 2010
Judith Q. Bielan

/s/ Joseph J. Brogan	Director	March 30, 2010
Joseph J. Brogan

/s/ James E. Collins	Director	March 30, 2010
James E. Collins

/s/ Joseph Lyga	Director	March 30, 2010
Joseph Lyga

/s/ Alexander Pasiechnik	Director	March 30, 2010
Alexander Pasiechnik

/s/ August Pellegrini, Jr.	Director	March 30, 2010
August Pellegrini, Jr.

/s/ Joseph Tagliareni_______	Director	March 30, 2010
Joseph Tagliareni

EXHIBIT INDEX

3.1	Certificate of Incorporation of BCB Bancorp, Inc.****

3.2	Bylaws of BCB Bancorp, Inc.**

3.3	Specimen Stock Certificate*

10.1	BCB Community Bank 2002 Stock Option Plan***

10.2	BCB Community Bank 2003 Stock Option Plan***

10.3	2005 Director Deferred Compensation Plan****

10.4	Change in Control Agreement with Donald Mindiak*******

10.5	Change in Control Agreement with James E. Collins*******

10.6	Change in Control Agreement with Thomas M. Coughlin*******

10.7	Executive Agreement with Donald Mindiak*******

10.8	Executive Agreement with James E. Collins*******

10.9	Executive Agreement with Thomas M. Coughlin*******

10.10	Amendment to 2002 and 2003 Stock Option Plans******

13	Consolidated Financial Statements

14	Code of Ethics***

21	Subsidiaries of the Company****

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Form 8k-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

**	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

***	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.

****
Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

*****	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005.

******	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005.

*******	Incorporated by reference to Exhibit 10.4, 10.5, 10.6, 10.7, 10.8 and 10.9 to the CurrentReport on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.