Form 10-Q
period 2010-03-31
BCB BANCORP INC
filed 2010-05-17
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

_____________________________________________________________
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
☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2010, BCB Bancorp, Inc., had 4,663,756 shares of common stock, no par value, outstanding.

BCB BANCORP INC, AND SUBSIDIARIES

Index

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition at
March 31, 2010 and December 31, 2009
(Unaudited)
(in thousands except for share data )

	At	At
	31-Mar-10	31-Dec-09

ASSETS

Cash and amounts due from depository institutions	$2,877	$3,587
Interest-earning deposits	88,065	63,760
Total cash and cash equivalents	90,942	67,347

Securities available for sale	1,430	1,346
Securities held to maturity, fair value $131,578 and $133,050
respectively	129,671	132,644
Loans held for sale	3,966	4,275
Loans receivable, net of allowance for loan losses of $6,660 and
$6,644 respectively	391,237	401,872
Premises and equipment	5,292	5,359
Federal Home Loan Bank of New York stock	5,715	5,714
Interest receivable, net	4,084	3,799
Other real estate owned	1,957	1,270
Deferred income taxes	3,591	3,618
Other assets	3,853	4,259
Total assets	$641,738	$631,503

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$38,733	$37,082
Interest bearing deposits	435,490	426,656
Total deposits	474,223	463,738
Long-term Debt	114,124	114,124
Other Liabilities	1,762	2,250
Total Liabilities	590,109	580,112

STOCKHOLDERS' EQUITY
Common stock, stated value $0.064; 20,000,000 shares authorized;
5,201,502 and 5,195,658 shares, respectively, issued; 4,663,287 and
4,657,906 shares, respectively, outstanding	332	332
Additional paid-in capital	46,957	46,926
Treasury stock, at cost, 538,215 and 537,752 shares,
respectively	(8,722)	(8,719)
Retained Earnings	12,998	12,839
Accumulated other comprehensive income	64	13
Total stockholders' equity	51,629	51,391

Total liabilities and stockholders' equity	$641,738	$631,503

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARY
Consolidated Statements of Income
For the three months ended
March 31, 2010 and 2009
(Unaudited)
( in thousands except for per share data)

	Three Months Ended
	March 31,
	2010	2009

Interest income:
Loans	$6,437	$6,889
Securities	1,504	1,980
Other interest-earning assets	19	4
Total interest income	7,960	8,873

Interest expense:
Deposits:
Demand	212	198
Savings and club	272	297
Certificates of deposit	1,513	2,221
	1,997	2,716

Borrowed money	1,221	1,236

Total interest expense	3,218	3,952

Net interest income	4,742	4,921
Provision for loan losses	450	350

Net interest income, after provision for loan losses	4,292	4,571

Non-interest income:
Fees and service charges	160	130
Gain on sales of loans originated for sale	72	42
Other	9	9
Total non-interest income	241	181

Non-interest expense:
Salaries and employee benefits	1,367	1,323
Occupancy expense of premises	287	264
Equipment	554	515
Professional Fees	132	83
Director Fees	106	65
Regulatory Assessments	173	73
Advertising	67	47
Merger related expenses	200	-
Other	383	216
Total non-interest expense	3,269	2,586

Income before income tax provision	1,264	2,166
Income tax provision	546	803

Net Income	$718	$1,363
Net Income per common share
basic	$0.15	$0.29
diluted	$0.15	$0.29

Weighted average number of common shares outstanding-
basic	4,662	4,649
diluted	4,678	4,678

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Three months ended March 31, 2010
(Unaudited)
( in thousands except for share data)

					Accumulated
					Other
		Additional	Treasury	Retained	Comprehensive
	Common Stock	Paid-In Capital	Stock	Earnings	Income	Total
Balance, December 31, 2009	$332	$46,926	$(8,719)	$12,839	$13	$51,391

Exercise of Stock Options (5,844 shares)		31	-	-	-	31

Treasury Stock Purchases (463 shares)	-	-	(3)	-	-	(3)

Cash dividend ($0.12 per share) declared	-	-	-	(559)	-	(559)

Net income for the three months ended
March 31, 2010	-	-	-	718	-	718

Unrealized gain (loss) on securities,
available for sale, net of
deferred income tax of $33	-	-	-	-	51	51

Total Comprehensive income	-	-	-	-	-	769

Balance, March 31, 2010	$332	$46,957	$(8,722)	$12,998	$64	$51,629

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the three months ended
March 31, 2010 and 2009
(Unaudited)
( in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities :
Net Income	$718	$1,363
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	93	91
Amortization and accretion, net	264	(115)
Provision for loan losses	450	350
Deferred income tax	(7)	(198)
Loans originated for sale	(6,425)	(3,603)
Proceeds from sale of loans originated for sale	6,806	2,958
(Gain) on sale of loans originated for sale	(72)	(42)
(Increase) Decrease in interest receivable	(285)	415
Decrease in other assets	406	312
Decrease in accrued interest payable	(45)	(19)
(Decrease)Increase in other liabilities	(443)	218

Net cash provided by operating activities	1,460	1,730

Cash flows from investing activities:
Redemption (Purchase) of FHLB stock	(1)	90
Proceeds from calls of securities held to maturity	22,700	8,500
Purchases of securities held to maturity	(22,411)	-
Proceeds from repayments on securities held to maturity	2,384	2,110
Proceeds from sale of real estate owned	263	-
Net decrease(increase) in loans receivable	9,285	5,495
Improvements to other real estate owned	(13)	-
Additions to premises and equipment	(26)	(22)

Net cash provided by investing activities	12,181	16,173

Cash flows from financing activities:
Net increase in deposits	10,485	20,521
Net change in short-term debt	-	(2,000)
Purchases of treasury stock	(3)	(25)
Cash dividend paid	(559)	(558)
Exercise of stock options	31	3

Net cash provided by financing activities	9,954	17,941

Net increase in cash and cash equivalents	23,595	35,844
Cash and cash equivalents-begininng	67,347	6,761

Cash and cash equivalents-ending	$90,942	$42,605

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2	$35

Interest	$3,263	$3,971

Transfer of loans to Real Estate Owned	$936	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2010 or any other future interim period.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between March 31, 2010, and the date these consolidated financial statements were issued.

Note 2 – Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.

Index

Note 3 – Securities Available for Sale

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities	$1,324	$106	$-	$1,430

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities	$1,324	$40	$18	$1,346

The age of unrealized losses and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
March 31, 2010
Equity Securities	$-	$-	$-	$-	$-	$-

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2009
Equity Securities	$-	$-	$982	$18	$982	$18

At March 31, 2010, the Company did not have any unrealized losses in the securities available for sale portfolio. While unrealized losses did previously occur, management did not believe that any of those unrealized losses represented an other-than-temporary impairment as they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company had the ability, and management had the intent, to hold such securities for the time necessary to recover their cost and did not have the intent to sell the securities, and it is more likely than not that it would not have to sell the securities before recovery of their cost.

Index

Note 4 - Securities Held to Maturity

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:

Due after one through five years	$3,315	$242	$-	$3,557
Due after five years through ten years	508	-	-	508
Due after ten years	93,607	139	173	93,573

	97,430	381	173	97,638

Residential mortgage-backed securities:
Due within one year	$234	$-	$3	$231
Due after one year through five years	29	-	-	29
Due after five years through ten years	6,289	401	-	6,690
Due after ten years	25,689	1,317	16	26,990

	32,241	1,718	19	33,940

	$129,671	$2,099	$192	$131,578
	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:

Due after one through five years	$3,315	$254	$-	$3,569
Due after five years through ten years	515	-	3	512
Due after ten years	94,193	11	1,397	92,807

	98,023	265	1,400	96,888

Residential mortgage-backed securities:
Due within one year	$346	$-	$2	$344
Due after one year through five years	39	1	-	40
Due after five years through ten years	6,783	346	-	7,129
Due after ten years	27,453	1,217	21	28,649

	34,621	1,564	23	36,162

	$132,644	$1,829	$1,423	$133,050

Index

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. At March 31, 2010 and December 31, 2009, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

There were no sales of securities during the three months ended March 31, 2010.

The age of unrealized losses and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2010
U.S. Government
Agencies	$14,525	$173	$-	$-	$14,525	$173
Residential mortgage-
backed securities	$1,369	$19	$-	$-	$1,369	$19
	$15,894	$192	$-	$-	$15,894	$192

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2009
U.S. Government
Agencies	$82,466	$1,400	$-	$-	$82,466	$1,400
Residential mortgage-
backed securities	$1,483	$23	$-	$-	$1,483	$23
	$83,949	$1,423	$-	$-	$83,949	$1,423

Management does not believe that any of the unrealized losses at March 31, 2010, (which are related to 9 U.S. Government Agency bonds and 2 Mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 5 – Fair Values of Financial Instruments
Guidance on fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1

Index

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (in thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2010:

Securities available for sale	$1,430	$1,430	$-	$-
As of December 31, 2009:

Securities available for sale	$1,346	$1,346	$-	$-

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (in thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2010:

Impaired loans	$8,702	$-	$-	$8,702
OREO	$936	$-	$-	$936
As of December 31, 2009:

Impaired Loans	$5,657	$-	$-	$5,657

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity

Index

used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost at March 31, 2010 and December 31, 2009.

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

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the

Index

loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $10,527,000 and $7,030,000, net of a valuation allowance of $1,825,000 and $1,373,000 at March 31, 2010 and December 31, 2009, respectively.

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

Off-Balance Sheet Financial Instruments

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and unused lines of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these commitments was deemed immaterial and is not presented in the accompanying table.

Index

The carrying values and estimated fair values of financial instruments were as follows at March 31, 2010 and December 31, 2009:

	March 31,		December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$90,942	$90,942	$67,347	$67,347
Securities available for sale	1,430	1,430	1,346	1,346
Securities held to maturity	129,671	131,578	132,644	133,050
Loans held for sale	3,966	4,006	4,275	4,275
Loans receivable	391,237	393,591	401,872	404,399
FHLB of New York stock	5,715	5,715	5,714	5,714
Interest receivable	4,084	4,084	3,799	3,799

Financial liabilities:
Deposits	474,223	476,963	463,738	467,371
Short-term borrowings	--	--	--	--
Long-term debt	114,124	129,730	114,124	136,099
Interest payable	802	802	847	847

Note 6 – Acquisition

On June 30, 2009, BCB Bancorp, Inc., the parent company of BCB Community Bank, and Pamrapo Bancorp, Inc., (“Pamrapo”), the parent company of Pamrapo Savings Bank, S.L.A., jointly announced the signing of an Agreement and Plan of Merger, dated as of June 29, 2009 (the “Merger Agreement”) pursuant to which Pamrapo will merge with and into the Company. Pamrapo Savings Bank, S.L.A., (“Pamrapo Bank”), a New Jersey-chartered stock savings and loan association and a wholly-owned subsidiary of Pamrapo, and BCB Community Bank, will also enter into a subsidiary agreement and plan of merger that provides for the merger of Pamrapo Bank with and into BCB Community Bank, with BCB Community Bank as the surviving institution.

Pursuant to the terms of the Merger Agreement, shareholders of Pamrapo will receive 1.0 share of Company common stock for each share of Pamrapo common stock. In addition, all outstanding unexercised options to purchase Pamrapo common stock will be converted into options to purchase Company common stock.

On December 17, 2009, at a special meeting of stockholders, the stockholders of BCB Bancorp, Inc., approved the adoption of the Agreement and Plan of Merger, as amended, by and between the Company and Pamrapo Bancorp Inc. In addition, at the special meeting of stockholders, the Company approved an amendment to the Company’s certificate of incorporation to increase the authorized shares of the Company’s common stock to 20 million shares.

Index

On February 11, 2010, at a special meeting of stockholders, the stockholders of Pamrapo Bancorp, Inc., approved the adoption of the Agreement and Plan of Merger, as amended, by and between Pamrapo Bancorp Inc., and BCB Bancorp, Inc.

The transaction has received regulatory approval and is expected to close by the end of the second quarter of 2010, pending the satisfaction of customary closing conditions. In the event the merger agreement is terminated, neither the Company nor Pamrapo will have any liability under the merger agreement, except that designated provisions of the merger agreement, including the payment of expenses and a termination fee, will survive termination. Under the terms of the merger agreement, each party must pay to the other a termination fee of $2.5 million under certain circumstances, the description of which has been disclosed in the Form S-4 Registration Statement previously filed with the Securities and Exchange Commission.

Note 7 – New Accounting Pronouncements

In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this guidance amends accounting for transfers and servicing of financial assets and extinguishments of liabilities, by removing the concept of a qualifying special-purpose entity and removes the exception from applying guidance on the variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach and is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  The ASU amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several

Index

disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Index

about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

o
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

o	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of the applicable provisions of this pronouncement did not have a material impact on our consolidated financial statements. The Company is currently evaluating the potential impact the new pronouncement will have on the consolidated financial statements for those disclosures that go into effect during fiscal 2011.

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $10.2 million or 1.6% to $641.7 million at March 31, 2010 from $631.5 million at December 31, 2009. The Bank continued to grow assets, funded primarily through cash flow provided by retail deposit growth. During the first quarter the Company’s balance of interest earning assets increased primarily as a result of an increase in cash and cash equivalents, partially offset by a decrease in loans receivable and a decrease in investment securities classified as held-to-maturity. Asset growth stabilized as management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns absent higher than acceptable levels of risk. During the first quarter, the composition of the Bank’s assets has shifted to cash and cash equivalents reflecting management’s desire to maintain higher than usual liquid investments during the current recessionary and low interest rate period. This decision reflects the lower returns available to the Bank in the current economic environment versus the risk of aggressive lending or investment activity. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $23.6 million or 35.1% to $90.9 million at March 31, 2010 from $67.3 million at December 31, 2009. Investment securities classified as held-to-maturity decreased by $2.9 million or 2.2% to $129.7 million at March 31, 2010 from $132.6 million at December 31, 2009. This decrease was primarily attributable to call options exercised on $22.7 million of callable agency securities during the three months ended March 31, 2010 and $2.4 million in repayments and prepayments in the mortgage backed securities portfolio, partially offset by purchases of $22.4 million in investment securities classified as held-to-maturity during the three months ended March 31, 2010. The excess proceeds were allocated to cash and cash equivalents in an effort to accumulate liquidity in anticipation of future loan closings or additional investment securities purchase opportunities.

Loans receivable decreased by $10.7 million or 2.7% to $391.2 million at March 31, 2010 from $401.9 million at December 31, 2009. The decrease resulted primarily from a $1.2 million decrease in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, a $1.7 million decrease in consumer loans, net of amortization and an $8.3 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization, partially offset by a $20,000 increase in the allowance for loan losses. The balance in the loan pipeline as of March 31, 2010 stood at $13.2 million. At March 31, 2010, the allowance for loan losses was $6.7 million or 50.24% of non-performing loans.

Index

Deposit liabilities increased by $10.5 million or 2.3% to $474.2 million at March 31, 2010 from $463.7 million at December 31, 2009. The increase resulted primarily from an increase of $9.5 million in transaction accounts and a $2.9 million increase in savings and club accounts, partially offset by a $1.9 million decrease in time deposit accounts. During the three months ended March 31, 2010, the Federal Open Market Committee, (FOMC) has continued its philosophy of keeping short term interest rates at historically low levels in an effort to lessen the recession in the American economy. This has resulted in a steepening of the yield curve, helping decrease short term time deposit account yields which in turn has had the effect of decreasing interest expense.

The balance of borrowed money remained constant at $114.1 million for the periods ended March 31, 2010 and December 31, 2009. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment retail deposits as the Bank’s funding source for originating loans and investing in Government Sponsored Enterprise, (GSE) investment securities.

Stockholders’ equity increased by $238,000 or 0.5% to $51.6 million at March 31, 2010 from $51.4 million at December 31, 2009. The increase in stockholders’ equity is attributable to net income of the Company for the three months ended March 31, 2010 of $718,000, a $51,000 increase in the market value of our available-for-sale securities portfolio, net of tax, and a $31,000 increase resulting from the exercise of stock options totaling 5,844 shares, partially offset by the payment of a quarterly cash dividend totaling $559,000 representing a $0.12/share payment during the three months ended March 31, 2010 and $3,000 paid to repurchase 463 shares of the Company’s common stock. At March 31, 2010 the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.68%, 13.76% and 14.96% respectively.

Results of Operations

Net income decreased by $645,000 or 47.4% to $718,000 for the three months ended March 31, 2010 from $1.36 million for the three months ended March 31, 2009. The decrease in net income primarily reflects a decrease in net interest income, an increase in non-interest expense and an increase in the provision for loan losses, partially offset by an increase in non-interest income and a decrease in income taxes. Net interest income decreased by $179,000 or 3.6% to $4.74 million for the three months ended March 31, 2010 from $4.92 million for the three months ended March 31, 2009. This decrease resulted primarily from a decrease in average yield on interest earning assets to 5.13% for the three months ended March 31, 2010 from 6.21% for the three months ended March 31, 2009, partially offset by an increase in average interest earning assets of $49.2 million or 8.6% to $620.8 million for the three months ended March 31, 2010 from $571.6 million for the three months ended March 31, 2009, funded primarily through an increase in average interest bearing liabilities of $44.8 million or 8.9% to $546.3 million for the three months ended March 31, 2010 from $501.5 million for the three months ended March 31, 2009. This resulted in a decrease in the net interest margin to 3.06% for the three months ended March 31, 2010 from 3.44% for the three months ended March 31,

Index

2009. Our results were negatively impacted as the yield on interest earning assets decreased at a faster pace than the cost of interest bearing liabilities.

Interest income on loans receivable decreased by $452,000 or 6.6% to $6.44 million for the three months ended March 31, 2010 from $6.89 million for the three months ended March 31, 2009. The decrease was primarily attributable to a decrease in the balance of average loans receivable of $3.6 million or 0.9% to $406.7 million for the three months ended March 31, 2010 from $410.3 million for the three months ended March 31, 2009, and a decrease in the average yield on loans receivable to 6.33% for the three months ended March 31, 2010 from 6.72% for the three months ended March 31, 2009. The decrease in the balance on average loans and average yield on loan facilities reflects the competitive pricing environment for attracting quality loan products in an increasingly challenging lending landscape.

Interest income on securities decreased by $476,000 or 24.0% to $1.50 million for the three months ended March 31, 2010 from $1.98 million for the three months ended March 31, 2009. The decrease was primarily attributable to a decrease in the average yield on securities to 4.26% for the three months ended March 31, 2010 from 5.59% for the three months ended March 31, 2009 and a slight decrease in the average balance of securities of $580,000 or 0.4% to $141.1 million for the three months ended March 31, 2010 from $141.7 million for the three months ended March 31, 2009. The decrease in average balance was primarily attributable to call options exercised on a select number of GSE investment securities. The decrease in the average yield reflects the reduction in yield on the remaining investment portfolio subsequent to the higher yielding securities having had their call options exercised by the issuing Government agency.

Interest income on other interest-earning assets increased by $15,000 or 375.0% to $19,000 for the three months ended March 31, 2010 from $4,000 for the three months ended March 31, 2009. The increase was primarily due to an increase in the average balance of other interest earning assets of $53.4 million or 272.4% to $73.0 million for the three months ended March 31, 2010 from $19.6 million for the three months ended March 31, 2009 and a slight increase in the yield on other interest-earning assets to 0.10% for the three months ended March 31, 2010 from 0.08% for the three months ended March 31, 2009. The increase in the average balance primarily reflects management’s philosophy to have greater liquidity in anticipation of future loan closings or investment securities purchase opportunities as the current environment offers limited risk/reward opportunities. The slight increase in the average yield reflects the rate environment prevalent during the first quarter of 2010 as compared to the first quarter of 2009.

Total interest expense decreased by $734,000 or 18.6% to $3.22 million for the three months ended March 31, 2010 from $3.95 million for the three months ended March 31, 2009. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 2.36% for the three months ended March 31, 2010 from 3.15% for the three months ended March 31, 2009, partially offset by an increase in average interest bearing liabilities of $44.8 million or 8.9% to $546.3 million for the three months ended

Index

March 31, 2010 from $501.5 million for the three months ended March 31, 2009. The decrease in average yield reflects the accommodative pricing philosophy adopted by the Federal Open Market Committee continuing through the three months ended March 31, 2010 and the ability of the Company to reduce pricing on a select number of retail deposit products thereby reducing interest expense.

The provision for loan losses totaled $450,000 and $350,000 for the three month periods ended March 31, 2010 and 2009, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2010, the Bank experienced $434,000 in net charge-offs (consisting of $12,000 in recoveries and $446,000 in charge-offs). During the three months ended March 31, 2009, the Bank experienced $13,000 in net charge-offs (consisting of no recoveries and $13,000 in charge-offs). The Bank had non-performing loans totaling $13.3 million or 3.33% of gross loans at March 31, 2010, $11.9 million or 2.92% of gross loans at December 31, 2009 and $2.7 million or 0.67% of gross loans at March 31, 2009. The allowance for loan losses stood at $6.7 million or 1.67% of gross loans at March 31, 2010, $6.6 million or 1.62% of gross loans at December 31, 2009 and $5.6 million or 1.38% of gross loans at March 31, 2009. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2010, December 31, 2009 and March 31, 2009.

Total non-interest income increased by $60,000 or 33.1% to $241,000 for the three months ended March 31, 2010 from $181,000 for the three months ended March 31, 2009. The increase in non-interest income resulted primarily from a $30,000 or 21.6% increase in general fees, service charges and other income to $169,000 for the three months ended March 31, 2010 from $139,000 for the three months ended March 31, 2009. Gain on sales of loans originated for sale likewise increased by $30,000 or 71.4% to $72,000 for the three months ended March 31, 2010 from $42,000 for the three months ended March 31, 2009. The increase in gain on sale of loans originated for sale reflects the improving one- to four-family residential real estate market during the three months ended March 31, 2010.

Total non-interest expense increased by $683,000 or 26.4% to $3.27 million for the three months ended March 31, 2010 from $2.59 million for the three months ended March 31,

Index

2009. Salaries and employee benefits expense increased by $44,000 or 3.3% to $1.37 million for the three months ended March 31, 2010 from $1.32 million for the three months ended March 31, 2009. This increase was primarily attributable to an increase in the number of full time equivalent employees to 88 for the three months ended March 31, 2010, from 82 for the three months ended March 31, 2009. Equipment expense increased by $39,000 or 7.6% to $554,000 for the three months ended March 31, 2010 from $515,000 for the three months ended March 31, 2009. Occupancy expense increased by $23,000 or 8.7% to $287,000 for the three months ended March 31, 2010 from $264,000 for the three months ended March 31, 2009. Merger related expenses were $200,000 for the three months ended March 31, 2010 as compared to no such expense for the three months ended March 31, 2009. Regulatory assessments increased by $100,000 or 137.0% to $173,000 for the three months ended March 31, 2010 from $73,000 for the three months ended March 31, 2009. This increase is related to an increase in assessment rates instituted by the FDIC. Professional fees increased by $49,000 or 59.0% to $132,000 for the three months ended March 31, 2010 from $83,000 for the three months ended March 31, 2009. Director fees increased by $41,000 or 63.1% to $106,000 for the three months ended March 31, 2010 from $65,000 for the three months ended March 31, 2009. This increase occurred primarily as a result of an increase in the number of Board Meetings held during the three months ended March 31, 2010 as a result of the pending business combination transaction with Pamrapo Bancorp, Inc. Advertising expense increased by $20,000 or 42.6% to $67,000 for the three months ended March 31, 2010 from $47,000 for the three months ended March 31, 2009. Other non-interest expense increased by $167,000 or 77.3% to $383,000 for the three months ended March 31, 2010 from $216,000 for the three months ended March 31, 2009. Other non-interest expense is comprised of loan expense, REO expense, telephone and communication, stationary and supplies, forms and printing, correspondent bank fees, check printing, shareholder relations and other fees and expenses.

The income tax provision decreased $257,000 or 32.0% to $546,000 for the three months ended March 31, 2010 from $803,000 for the three months ended March 31, 2009 reflecting decreased income earned during the three month time period ended March 31, 2010. The consolidated effective income tax rate for the three months ended March 31, 2010 was 43.2% as compared to 37.1% the three months ended March 31, 2009. The increase in the consolidated effective tax rate relates primarily to the increase in merger related expenses of $200,000 and the lack of deductibility for all of these expenses for income tax purposes.

Index

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

 The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2010. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2010. The following sets forth the Company’s NPV as of March 31, 2010.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$39,808	$(12,468)	-23.85%	6.59%	-141 bps
+200bp	50,135	(2,141)	-4.09	8.04	4 bps
+100bp	56,500	4,224	8.08	8.79	79 bps
PAR	52,276	-----	-----	8.00	-----
bp – basis points

Index

The table above indicates that at March 31, 2010, in the event of a 100 basis point increase in interest rates, we would experience a 8.08% increase in NPV.

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

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At March 31, 2010, we were not involved in any material legal proceedings, the outcome of which would have a material adverse affect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

In addition to the risk factors set forth in our 2009 Annual Report on Form 10-K, set forth below are additional factors for our investors to consider.

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

Index

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company’s common stock. This plan commenced upon the completion of the prior plan. The Company’s stock purchases for the three months ended March 31, 2010 are as follows:

	Shares	Average		Total Number of	Maximum Number of Shares
Period	Purchased	Price		Shares Purchased	That May Yet be Purchased

1/1-1/31	----	$	-----	-----	132,420
2/1-2/28	463		$8.81	463	131,957
3/1-3/31	----	$	-----	-----	131,957

Total	463		$8.81	463	131,957

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

On June 30, 2009, BCB Bancorp, Inc., the parent company of BCB Community Bank, and Pamrapo Bancorp, Inc., (“Pamrapo”), the parent company of Pamrapo Savings Bank, S.L.A., jointly announced the signing of an Agreement and Plan of Merger, dated as of June 29, 2009 (the “Merger Agreement”) pursuant to which Pamrapo will merge with and into the Company. Pamrapo Savings Bank, S.L.A., (“Pamrapo Bank”), a New Jersey-chartered stock savings and loan association and a wholly-owned subsidiary of Pamrapo, and BCB Community Bank, will also enter into a subsidiary agreement and plan of merger that provides for the merger of Pamrapo Bank with and into BCB Community Bank, with BCB Community Bank as the surviving institution.

Pursuant to the terms of the Merger Agreement, shareholders of Pamrapo will receive 1.0 share of Company common stock for each share of Pamrapo common stock. In addition, all outstanding unexercised options to purchase Pamrapo common stock will be converted into options to purchase Company common stock.

On December 17, 2009, at a special meeting of stockholders, the stockholders of BCB Bancorp, Inc., approved the adoption of the Agreement and Plan of Merger, as amended,

Index

by and between the Company and Pamrapo Bancorp Inc. In addition, at the special meeting of stockholders, the Company approved an amendment to the Company’s certificate of incorporation to increase the authorized shares of the Company’s common stock to 20 million shares.

On February 11, 2010, at a special meeting of stockholders, the stockholders of Pamrapo Bancorp, Inc., approved the adoption of the Agreement and Plan of Merger, as amended, by and between Pamrapo Bancorp Inc., and BCB Bancorp, Inc.

The transaction has received regulatory approval and is expected to close by the end of the second quarter of 2010, given the satisfaction of other customary closing conditions. In the event the merger agreement is terminated, neither the Company nor Pamrapo will have any liability under the merger agreement, except that designated provisions of the merger agreement, including the payment of expenses and a termination fee, will survive termination. Under the terms of the merger agreement, each party must pay to the other a termination fee of $2.5 million under certain circumstances, the description of which has been disclosed in the Form S-4 Registration Statement previously filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

Exhibit 31.1 and 31.2 Officers’ Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.