Form 10-Q/A
period 2009-06-30
BCB BANCORP INC
filed 2010-08-02
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

EXPLANATORY NOTE

BCB Bancorp Inc., (the “Company”, “we” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2009. This Amendment is being filed to amend and restate our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009.

On July 27, 2010, management and the Audit Committee of the Board of Directors of the Company determined that the consolidated financial statements for the period ended June 30, 2009 in the Quarterly Report on Form 10-Q should be revised due to a correction of the accounting treatment applied retroactively by the Company to the costs related to the Company’s merger with Pamrapo Bancorp, Inc. on July 6, 2010 (the “Merger”).

Statement of Financial Accounting Standards No. 141 (“SFAS 141”) established accounting rules related to business combinations. In accordance with SFAS 141, the costs related to business combinations were previously considered, for accounting purposes, as part of the consideration paid by a company such that the costs were generally capitalized. The Financial Accounting Standards Board “FASB” issued new guidance related to SFAS 141 (which has now been codified as Accounting Standards Topic 805 (“ASC Topic 805”)) that impacts all business combinations that close on or after January 1, 2009. ASC Topic 805 established new accounting principles and requirements for how a company recognizes costs related to a business combination. In particular, ASC Topic 805 requires a company to recognize costs associated with a business combination during the period in which the costs are incurred. The Company initially capitalized the costs related to the Merger during 2009. However, the accounting treatment should have been in accordance with ASC Topic 805, and the costs should have been reported in operations. As a result, merger-related expenses were understated by $75,000 and income tax provision was overstated by $14,000 for the three and six months ended June 30, 2009.

In addition the Company is restating the consolidated financial statements in the Form 10-Q for the quarter ended June 30, 2009 to properly reflect the Federal Deposit Insurance Corporation (“FDIC”) assessment expense attributable to the second quarter of 2009. Regulatory assessments were understated by $82,000 and income tax provision was overstated by $33,000 for the three and six months ended June 30, 2009.

We also reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009, we concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

The information in this Amendment has been updated to give effect to the restatement. BCB Bancorp has not modified or updated the information in the initial Form 10-Q, except as necessary to reflect the effects of the restatement described above. This Amendment continues to speak as of the dates described herein, and we have not updated the disclosures contained in the Form 10-Q to reflect any events that occurred subsequent to such dates. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-Q on August 5, 2009. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

Based on the foregoing, only the following items have been amended:

Part I – Consolidated Financial Information

Item 1 – Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 – Controls and Procedures

For the convenience of the reader, this Form 10-Q/A sets forth the initial Form 10-Q in its entirety, although the Company is only amending those portions affected by the restatement described above.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Chief Financial Officer and Principal Accounting Officer are filed herewith as Exhibits 31.1, 31.2 and 32.

BCB BANCORP INC., AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition at

June 30, 2009 and December 31, 2008

(Unaudited)

(in thousands except for share data)

	At June 30, 2009	At December 31, 2008
	(Restated)
ASSETS
Cash and amounts due from depository institutions	$3,741	$3,495
Interest-earning deposits	67,530	3,266

Total cash and cash equivalents	71,271	6,761

Securities available for sale	908	888
Securities held to maturity, fair value $116,692 and $143,245 respectively	115,419	141,280
Loans held for sale	3,379	1,422
Loans receivable, net of allowance for loan losses of $5,938 and $5,304 respectively	405,268	406,826
Premises and equipment	5,479	5,627
Federal Home Loan Bank of New York stock	5,715	5,736
Interest receivable	3,004	3,884
Other real estate owned	1,335	1,435
Deferred income taxes	3,421	3,113
Other assets	2,311	1,652

Total assets	$617,510	$578,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest bearing deposits	$32,314	$30,561
Interest bearing deposits	418,261	379,942

Total deposits	450,575	410,503
Short-term Borrowings	—	2,000
Long-term Debt	114,124	114,124
Other Liabilities	2,168	2,282

Total Liabilities	566,867	528,909

STOCKHOLDERS’ EQUITY
Common stock, stated value $0.064; 10,000,000 shares authorized; 5,195,664 and 5,183,731 shares respectively, issued	332	331
Additional paid-in capital	46,926	46,864
Treasury stock, at cost, 536,189 and 533,680 shares, respectively	(8,705)	(8,680)
Retained Earnings	12,203	11,325
Accumulated other comprehensive loss	(113)	(125)

Total stockholders’ equity	50,643	49,715

Total liabilities and stockholders’ equity	$617,510	$578,624

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the three and six months ended

June 30, 2009 and 2008

(Unaudited)

(in thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Interest income:
Loans	$6,827	$6,623	$13,716	$13,268
Securities	1,392	2,281	3,372	4,620
Other interest-earning assets	19	108	23	181

Total interest income	8,238	9,012	17,111	18,069

Interest expense:
Deposits:
Demand	205	241	403	542
Savings and club	279	339	576	699
Certificates of deposit	2,176	2,300	4,397	4,741

	2,660	2,880	5,376	5,982

Borrowed money	1,242	1,262	2,478	2,540

Total interest expense	3,902	4,142	7,854	8,522

Net interest income	4,336	4,870	9,257	9,547
Provision for loan losses	300	300	650	550

Net interest income after provision for loan losses	4,036	4,570	8,607	8,997

Non-interest income:
Fees and service charges	144	147	274	305
Gain on sales of loans originated for sale	86	20	128	100
Gain on sale of real estate owned	5	—	5	—
Other	7	6	16	16

Total non-interest income	242	173	423	421

Non-interest expense:
Salaries and employee benefits	1,306	1,378	2,629	2,753
Occupancy expense of premises	282	262	546	525
Equipment	526	504	1,041	1,002
Professional Fees	101	133	184	206
Director Fees	125	122	190	189
Regulatory Assessments	477	76	550	148
Advertising	72	71	119	122
Merger related expenses	75	—	75	—
Other	223	193	439	421

Total non-interest expense	3,187	2,739	5,773	5,366

Income before income tax provision	1,091	2,004	3,257	4,052
Income tax provision	459	728	1,262	1,472

Net Income	$632	$1,276	$1,995	$2,580

Net Income per common share-basic and diluted
basic	$0.14	$0.28	$0.43	$0.56

diluted	$0.14	$0.27	$0.43	$0.55

Weighted average number of common shares outstanding-
basic	4,653	4,604	4,651	4,610

diluted	4,676	4,691	4,677	4,705

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2009

(Unaudited)

(in thousands except for share and per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2008	$331	$46,864	$(8,680)	$11,325	$(125)	$49,715
Exercise of Stock Options (11,933 shares)	1	62	—	—	—	63
Treasury Stock Purchases (2,509 shares)	—	—	(25)	—	—	(25)
Cash dividends ($0.24 per share) declared	—	—	—	(1,117)	—	(1,117)

Comprehensive Income:
Net income for the six months ended June 30, 2009 (Restated)	—	—	—	1,995	—	1,995
Unrealized gain on securities, available for sale, net of deferred income tax of $8	—	—	—	—	12	12

Total Comprehensive income	—	—	—	—	—	2,007

Balance, June 30, 2009 (Restated)	$332	$46,926	$(8,705)	$12,203	$(113)	$50,643

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended

June 30, 2009 and 2008

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
	(Restated)
Cash flows from operating activities:
Net Income	$1,995	$2,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179	206
Amortization and accretion, net	(86)	(364)
Provision for loan losses	650	550
Deferred income tax	(316)	(164)
Loans originated for sale	(10,726)	(4,653)
Proceeds from sale of loans originated for sale	8,897	5,334
Gain on sale of loans originated for sale	(128)	(100)
Gain on sale of real estate owned	(5)	—
Decrease in interest receivable	880	62
(Increase) in other assets	(659)	(11)
Decrease in accrued interest payable	(71)	(98)
Increase (Decrease) in other liabilities	(43)	90

Net cash provided by operating activities	567	3,432

Cash flows from investing activities:
Redemption (Purchase) of FHLB stock	21	(86)
Proceeds from calls of securities held to maturity	98,455	68,870
Purchases of securities held to maturity	(77,912)	(58,606)
Proceeds from repayments on securities held to maturity	5,199	3,019
Purchases of securities available for sale	—	(2,000)
Proceeds from sale of real estate owned	228	287
Net decrease (increase) in loans receivable	1,042	(29,359)
Improvements to other real estate owned	(52)	(151)
Additions to premises and equipment	(31)	(43)

Net cash provided by (used in) investing activities	26,950	(18,069)

Cash flows from financing activities:
Net increase in deposits	40,072	13,932
Repayment of short-term borrowings	(2,000)	—
Purchases of treasury stock	(25)	(1,009)
Cash dividends paid	(1,117)	(875)
Exercise of stock options	63	622

Net cash provided by financing activities	36,993	12,670

Net increase (decrease) in cash and cash equivalents	64,510	(1,967)
Cash and cash equivalents-begininng	6,761	11,780

Cash and cash equivalents-ending	$71,271	$9,813

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,483	$1,754
Interest	$7,925	$8,620
Transfer of loans to other real estate owned	$71	$1,194

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

Effective April 1, 2009, BCB Bancorp, Inc., adopted Statement of Financial Accounting Standards (“Statement”) No. 165, “Subsequent Events”. Statement No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Statement No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events that occurred between June 30, 2009 through August 5, 2009, the date these consolidated financial statements were issued.

Note 2 – Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 3 – Securities Available for Sale

	June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Equity securities	$1,097	$—	$189	$908

The age of unrealized losses and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2009
Preferred Stock	$—	$—	$811	$189	$811	$189

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

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 4 – Securities Held to Maturity

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
U.S. Government Agencies:
Due after one through five years	$3,315	$277	$—	$3,592
Due after ten years	73,914	56	394	73,576

	77,229	333	394	77,168

Mortgage-backed securities:
Due within one year	$707	$4	$—	$711
Due after one year through five years	63	2	—	65
Due after five years through ten years	6,266	291	—	6,557
Due after ten years	31,154	1,037	—	32,191

	38,190	1,334	—	39,524

	$115,419	$1,667	$394	$116,692

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

There were no sales of securities during the six months ended June 30, 2009.

The age of unrealized losses and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2008
U.S. Government Agencies	$31,756	$359	$5,265	$35	$37,021	$394

	$31,756	$359	$5,265	$35	$37,021	$394

Management does not believe that any of the unrealized losses at June 30, 2009, (which are related to 21 U.S. Government Agency bonds) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability, and management has

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

In December 2007, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 delayed the effective date of Statement No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. FSP FAS 157-2 was adopted for the Company’s March 31, 2009 consolidated financial statements. The adoption of Statement FSP FAS 157-2 had no impact on the amounts reported in the consolidated financial statements.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of June 30, 2009:
Securities available for sale	$908	$908	$—	$—

As of December 31, 2008:
Securities available for sale	$888	$888	$—	$—

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of June 30, 2009:
Impaired loans	$3,651	$—	$—	$3,651
Real Estate Owned	$71	$—	$—	$71

As of December 31, 2008:
Impaired Loans	$2,847	$—	$—	$2,847

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008.

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

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

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $4,322,000 and $3,728,000, net of a valuation allowance of $671,000 and $881,000 at June 30, 2009 and December 31, 2008, respectively.

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

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

The carrying values and estimated fair values of financial instruments were as follows at June 30, 2009:

	June 30, 2009
	Carrying Value	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$71,271	$71,271
Securities available for sale	908	908
Securities held to maturity	115,419	116,692
Loans held for sale	3,379	3,379
Loans receivable	405,268	418,630
FHLB of New York stock	5,715	5,715
Interest receivable	3,004	3,004

Financial liabilities:
Deposits	450,575	454,147
Long-term debt	114,124	134,441
Interest payable	896	896

Note 6 – Acquisition

On June 30, 2009, BCB Bancorp, Inc., the holding company of BCB Community Bank and Pamrapo Bancorp, the holding company for Pamrapo, announced the execution of an agreement and plan of merger under which Pamrapo will merge with BCB Community Bank. The merger is expected to be completed by the end of 2009, pending regulatory and shareholder approval.

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 7 – Restatement of Previously Issued Financial Statements

We have restated our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009.

On July 27, 2010, management and the Board of Directors of the Company determined that the consolidated financial statements for the quarter ended on June 30, 2009 should be revised due to a correction of the accounting treatment applied retroactively by the Company to the costs related to the Company’s merger with Pamrapo Bancorp, Inc. on July 6, 2010 (the “Merger”).

In addition the Company is restating the consolidated financial statements for the quarter ended June 30, 2009 to properly reflect the Federal Deposit Insurance Corporation (“FDIC”) assessment expense attributable to the second quarter of 2009.

The effect of the restatement is as follows:

Consolidated Statement of Financial Condition as of June 30, 2009 (in thousands):

	As Reported	Adjustment	Restated
Other Assets	$2,421	$(110)	$2,311
Total Assets	$617,620	$(110)	$617,510
Retained earnings	$12,313	$(110)	$12,203
Total stockholders’ equity	$50,753	$(110)	$50,643
Total liabilities and stockholders’ equity	$617,620	$(110)	$617,510

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	(Dollars in Thousands Except for Per Share Data)
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Consolidated Statements of Income

Regulatory assessments	$395	$82	$477	$468	$82	$550
Merger related expenses	$—	$75	$75	$—	$75	$75
Total non-interest expense	$3,030	$157	$3,187	$5,616	$157	$5,773
Income before income tax provision	$1,248	$(157)	$1,091	$3,414	$(157)	$3,257
Income tax provision	$506	$(47)	$459	$1,309	$(47)	$1,262
Net income	$742	$(110)	$632	$2,105	$(110)	$1,995
Net income per common share
basic	$0.16	$(0.02)	$0.14	$0.45	$(0.02)	$0.43
diluted	$0.16	$(0.02)	$0.14	$0.45	$(0.02)	$0.43

Consolidated Statement of Cash Flows

Net income				$2,105	$(110)	$1,995
(Increase) in other assets				$(769)	$110	$(659)

None of the notes to the Company’s unaudited consolidated financial statements were impacted as a result of the restatement.

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

New Accounting Pronouncements

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have an impact on our consolidated financial statements.

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

In April 2009, the FASB issued Statement No. 157, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Statement No. 157, “Fair Value Measurements”, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement No. 157. This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2,

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

“Recognition and Presentation of Other-Than-Temporary Impairments”. The adoption of Statement No. 157, FSP FAS 157-4 did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The adoption of FSP FAS 115-2 and FAS 124-2 did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on our consolidated financial statements.

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

In June 2009, the FASB issued Statement No. 166, “Accounting for transfers of Financial Assets, an amendment of FASB Statement No. 140”. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, Statement No. 166 amends Statement No. 140, “Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, by removing the concept of a qualifying special-purpose entity from Statement No. 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in Statement No. 140. Statement No. 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of Statement No. 166 will have on our financial position or results of operations.

In June 2009, the FASB issued Statement No. No. 167, “Amendments to FASB Interpretation No. 46(R)”. This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Statement No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Statement No. 167 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of Statement No. 167 will have on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162. Statement No. 168 replaces Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. Statement No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $38.9 million or 6.7% to $617.5 million at June 30, 2009 from $578.6 million at December 31, 2008. The Bank’s asset growth has been funded primarily through cash flow provided by retail deposit growth, and repayments and prepayments of loans and mortgage backed securities. During the first half of 2009, the Company’s balance in interest earning assets increased primarily as a result of an increase in cash and cash equivalents, partially offset by a decrease in loans receivable and a decrease in investment securities categorized as held-to-maturity. Asset growth was moderate as management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the first half of 2009, the composition of the Bank’s assets has emphasized cash and cash equivalents reflecting management’s desire to maintain higher than usual liquid investments during the current recessionary and low interest rate period. This decision reflects the lower return available to the Bank in the current environment versus the risk of aggressive lending or investment activity during the current economic downturn. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

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

Stockholders’ equity increased by $928,000 or 1.9% to $50.6 million at June 30, 2009 from $49.7 million at December 31, 2008. The increase in stockholders’ equity is primarily attributable to net income of the Company for the six months ended June 30, 2009 of $2.0 million, a $63,000 increase resulting from the exercise of stock options totaling 11,933 shares and a $12,000 increase in the market value of our available-for-sale securities portfolio, net of tax, partially offset by the payment of two quarterly cash dividends totaling $1.1 million representing two $0.12/share payments during the six months ended June 30, 2009, and $25,000 paid to repurchase 2,509 shares of the Company’s common stock. At June 30, 2009 the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.88%, 13.04% and 14.30% respectively.

Results of Operations

Three Months

Net income decreased by $644,000 or 50.5% to $632,000 for the three months ended June 30, 2009 from $1.28 million for the three months ended June 30, 2008. The decrease in net income was due to a decrease in net interest income and an increase in total non-interest expense, partially offset by an increase in total non-interest income and a decrease in income taxes. Net interest income decreased by $534,000 or 11.0% to $4.34 million for the three months ended June 30, 2009 from $4.87 million for the three months ended June 30, 2008. This decrease in net interest income resulted primarily from a decrease in the average yield on interest earning assets to 5.50% for the three months ended June 30, 2009 from 6.41% for the three months ended June 30, 2008, partially offset by an increase of $36.9 million or 6.6% in the average balance of interest earning assets to $599.5 million for the three months ended June 30, 2009 from $562.6 million for the three months ended June 30, 2008. The average balance of interest bearing liabilities increased by $37.3 million or 7.6% to $525.5 million for the three months ended June 30, 2009 from $488.2 million for the three months ended June 30, 2008 and the average cost of interest bearing liabilities decreased by forty-two basis points to 2.97% for the three months ended June 30, 2009 from 3.39% for the three months ended June 30, 2008. As a consequence of the aforementioned, our net interest margin decreased to 2.89% for the three months ended June 30, 2009 from 3.46% for the three months ended June 30, 2008.

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

Total non-interest expense increased by $448,000 or 16.4% to $3.19 million for the three months ended June 30, 2009 from $2.74 million for the three months ended June 30, 2008. Salaries and employee benefits expense decreased by $72,000 or 5.2% to $1.31 million for the three months ended June 30, 2009 from $1.38 million for the three months ended June 30, 2008. This decrease occurred primarily as the result of the departure of a highly compensated officer during the three months ended June 30, 2009, partially offset by an increase in the number of full time equivalent employees to 89 for the three months ended June 30, 2009, from 84 for the three months ended June 30, 2008. Equipment expense increased by $22,000 or 4.4% to $526,000 for the three months ended June 30, 2009 from $504,000 for the three months ended June 30, 2008. The primary component of this expense item is data service provider expense which increases with the growth in the Bank’s assets. Occupancy expense and advertising increased by an aggregate of $21,000 or 6.3% to $354,000 for the three months ended June 30, 2009 from $333,000 for the three months ended June 30, 2008. Regulatory assessments increased by $401,000 or 527.6% to $477,000 for the three months ended June 30, 2009 from $76,000 for the three months ended June 30, 2008. The increase in regulatory assessments resulted primarily from the one-time recapitalization assessment levied by the Federal Deposit Insurance Corporation on all financial institutions. This assessment totaled $282,000 for the Company which was required to be accrued for in the second quarter of 2009 and payable in the third quarter of 2009. Additionally, an increase in FDIC assessment rates accounted for the balance of the increase in regulatory assessments. Merger related expenses increased by $75,000 to $75,000 for the three months ended June 30, 2009 as compared to no comparative expense for the three months ended June 30, 2008. This increase was related exclusively to expenses associated with merger related discussions held with another financial institution during the three months ended June 30, 2009. Director fees increased by $3,000 or 2.5% to $125,000 for the three months ended June 30, 2009 from $122,000 for the three months ended June 30, 2008. Professional fees decreased by $32,000 or 24.1% to $101,000 for the three months ended June 30, 2009 from $133,000 for the three months ended June 30, 2008. This decrease resulted primarily from a decrease in audit fees for the three months ended June 30, 2009. Other non-interest expense increased by $30,000 or 15.5% to $223,000 for the three months ended June 30, 2009 from $193,000 for the three months ended June 30, 2008. Other non-interest expense is comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

The provision for income taxes decreased by $269,000 or 37.0% to $459,000 for the three months ended June 30, 2009 from $728,000 for the three months ended June 30, 2008 reflecting decreased pre-tax income earned during the three month time period ended June 30, 2009. The consolidated effective income tax rate for the three months ended June 30, 2009 was 42.1% as compared to 36.3% for the three months ended June 30, 2008. The effective tax rate for the three months ended June 30, 2009 increased primarily as a result of an allowance that was recorded against a state tax benefit that was deemed uncollectible, the increase in merger related expenses, a portion of which are not deductible for income tax purposes and a higher percentage of the Company’s income being generated by the Bank and a lower percentage being generated by the Bank’s investment subsidiary.

Six Months of Operations

Net income decreased by $585,000 or 22.7% to $2.0 million for the six months ended June 30, 2009 from $2.6 million for the six months ended June 30, 2008. The decrease in net income was due to a decrease in net interest income, an increase in the provision for loan losses and an increase in total non-interest expense, partially offset by an increase in non-interest income and a decrease in income taxes. Net interest income decreased by $290,000 or 3.0% to $9.26 million for the six months ended June 30, 2009 from $9.55 million for the six months ended June 30, 2008. This decrease in net interest income resulted primarily from a decrease in the average yield on interest earning assets to 5.84% for the six months ended June 30, 2009 from 6.50% for the six months ended June 30, 2008, partially offset by an increase of $29.3 million or 5.3% in the average balance of interest earning assets to $585.6 million for the six months ended June 30, 2009 from $556.3 million for the six months ended June 30, 2008. The average balance of interest bearing liabilities increased by $30.9 million or 6.4% to $513.6 million for the six months ended June 30, 2009 from $482.7 million for the six months ended June 30, 2008, while the average cost of interest bearing liabilities decreased to 3.06% for the six months ended June 30, 2009 from 3.53% for the six months ended June 30, 2008. As a consequence of the decrease in the average yield earned on our interest earning assets, our net interest margin decreased to 3.16% for the six months ended June 30, 2009 from 3.43% for the six months ended June 30, 2008.

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

Total non-interest expense increased by $407,000 or 7.6% to $5.77 million for the six months ended June 30, 2009 from $5.37 million for the six months ended June 30, 2008. Salaries and employee benefits expense decreased by $124,000 or 4.5% to $2.63 million for the six months ended June 30, 2009 from $2.75 million for the six months ended June 30, 2008. This decrease occurred primarily as a result of the departure of a highly compensated officer during the six months ended June 30, 2009, partially offset by an increase in the number of full time equivalent employees to 89 for the six months ended June 30, 2009, from 84 for the six months ended June 30, 2008. Equipment expense increased by $39,000 or 3.9% to $1.04 million for the six months ended June 30, 2009 from $1.0 million for the six months ended June 30, 2008. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Occupancy expense increased by $21,000 or 4.0% to $546,000 for the six months ended June 30, 2009 from $525,000 for the six months ended June 30, 2008. Advertising expense decreased by $3,000 to $119,000 for the six months ended June 30, 2009 from $122,000 for the six months ended June 30, 2008. Regulatory assessments increased by $402,000 or 271.6% to $550,000 for the six months ended June 30, 2009 from $148,000 for the six months ended June 30, 2008. The increase in regulatory assessments resulted primarily from the one-time recapitalization assessment levied by the Federal Deposit Insurance Corporation on all financial institutions. This assessment totaled $282,000 for the Company which was required to be accrued for in the second quarter of 2009 and payable in the third quarter of 2009. Additionally, an increase in FDIC assessment rates accounted for the balance of the increase in regulatory assessments. Merger related expenses increased by $75,000 to $75,000 for the six months ended June 30, 2009 as compared to no comparative expense for the six months ended June 30, 2008. This increase was related exclusively to expenses associated with merger related discussions held with another financial institution during the six months ended June 30, 2009. Director fees increased by $1,000 or 0.5% to $190,000 for the six months ended June 30, 2009 from $189,000 for the six months ended June 30, 2008. Professional fees decreased by $22,000 or 10.7% to $184,000 for the six months ended June 30, 2009 from $206,000 for the six months ended June 30, 2008. This decrease resulted primarily from a decrease in audit fees for the six months ended June 30, 2009. Other non-interest expense increased by $18,000 or 4.3% to $439,000 for the six months ended June 30, 2009 from $421,000 for the six months ended June 30, 2008. Other non-interest expense is comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

The provision for income taxes decreased $210,000 or 14.3% to $1.26 million for the six months ended June 30, 2009 from $1.47 million for the six months ended June 30, 2008 reflecting decreased pre-tax income earned during the six month time period ended June 30, 2009. The consolidated effective income tax rate for the six months ended June 30, 2009 was 38.7% as compared to 36.3% for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 increased primarily as a result of an allowance that was recorded against a state tax benefit that was deemed uncollectible, the increase in merger related expenses, a portion of which are not deductible for income tax purposes, and a higher percentage of the Company’s income being generated by the Bank and a lower percentage being generated by the Bank’s investment subsidiary.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2009, the latest quarterly date for which information was available. The Company anticipates that the results of its analysis based on June 30, 2009, will be substantially similar to that set forth below. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2009. The following sets forth the Company’s NPV as of March 31, 2009.

Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV as a % of Assets
				NPV Ratio	Change
+300bp	$33,941	$(16,496)	-32.71%	6.03%	-222 bps
+200bp	48,858	(1,579)	-3.13	8.39	14 bps
+100bp	54,236	3,799	7.53	9.03	78 bps
PAR	50,437	—	—	8.26	—

bp – basis points

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009, we concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Provident Bank filed a Complaint on February 20, 2009, in the Superior Court of New Jersey, Law Division, Hudson County, Docket No. HUD-L-947-09, against BCB Community Bank seeking recovery of damages in the amount of $672,500. Provident’s claim is broken down as follows: (1) it alleges that BCB breached its obligations under the Uniform Commercial Code, as codified in New Jersey, by failing to return at least seven checks drawn upon BCB, totaling $384,500, before the expiration of its midnight deadline, as allegedly required by the Uniform Commercial Code; and, (2) BCB failed to honor at least four cashier’s checks that it issued in the aggregate amount of $288,000.

BCB has filed an Answer to Provident’s Complaint denying the allegations. BCB has also filed and served an Amended Third-Party Complaint against Mr. Steven DeMaio, Bayonne Community Group, LLC, Mel-Eri Associates, Inc., Direct Leasing, Inc. and Szklarski Development Corporation, seeking the appropriate contribution, identification and damages from those third-party defendants for any potential damages Provident obtains against BCB. Those third-party defendants were served with an Amended Third -Party Complaint. As they have failed to timely answer the third party complaint, BCB has seen to it that default has been entered against each third-party defendant.

BCB has put its liability insurance carrier on notice of this claim. The carrier has acknowledged the claim, and authorized BCB to proceed under its policy to defend Provident’s Complaint.

Terms of settlement are presently under consideration by the parties that, if accepted, would settle all of Provident’s claims for significantly less than sought and would also provide a means for BCB to recoup any funds paid to Provident in such a settlement.

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

Securities sold within the past three years without registering the securities under the Securities Act of 1933

During 2005, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. On April 26, 2007, the Company announced a second stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the outstanding shares of the Company’s common stock. On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company’s common stock. This plan commenced upon the completion of the prior plan. The Company’s stock purchases for the three months ended June 30, 2009 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased
4/1-4/30	—	$—	—	133,983
5/1-5/31	—	$—	—	133,983
6/1-6/30	—	$—	—	133,983
Total	—	$—	—	133,983

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders occurred on April 23, 2009. At this meeting there were two items put to a vote of security holders; Election of Directors and ratification of the Independent Auditors. The number of shares outstanding was 5,184,320, the number of shares entitled to vote was 5,175,393 and the number of shares present at the meeting or by proxy was 4,122,807.

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

Exhibit 32 Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.