Form 10-Q/A
period 2009-09-30
BCB BANCORP INC
filed 2010-08-02
CIK 1228454

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

BCB Bancorp. Inc.

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

EXPLANATORY NOTE

BCB Bancorp Inc., (the “Company”, “we” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2009. This Amendment is being filed to amend and restate our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009.

On July 27, 2010, management and the Audit Committee of the Board of Directors of the Company determined that the consolidated financial statements for the period ended September 30, 2009 in the Quarterly Report on Form 10-Q should be revised due to a correction of the accounting treatment applied retroactively by the Company to the costs related to the Company’s merger with Pamrapo Bancorp, Inc. on July 6, 2010 (the “Merger”).

Statement of Financial Accounting Standards No. 141 (“SFAS 141”) established accounting rules related to business combinations. In accordance with SFAS 141, the costs related to business combinations were previously considered, for accounting purposes, as part of the consideration paid by a company such that the costs were generally capitalized. The Financial Accounting Standards Board “FASB” issued new guidance related to SFAS 141 (which has now been codified as Accounting Standards Topic 805 (“ASC Topic 805”)) that impacts all business combinations that close on or after January 1, 2009. ASC Topic 805 established new accounting principles and requirements for how a company recognizes costs related to a business combination. In particular, ASC Topic 805 requires a company to recognize costs associated with a business combination during the period in which the costs are incurred. The Company initially capitalized the costs related to the Merger during 2009. However, the accounting treatment should have been in accordance with ASC Topic 805, and the costs should have been reported in operations. As a result, merger-related expenses were understated by $220,000 and $295,000, respectively, for the three and nine months ended September 30, 2009 and income tax provision was overstated by $0 and $14,000, respectively for the three and nine months ended September 30, 2009.

In addition the Company is restating the consolidated financial statements in the Form 10-Q for the quarter ended September 30, 2009 to properly reflect the Federal Deposit Insurance Corporation (“FDIC”) assessment expense attributable to the third quarter of 2009. Regulatory assessments were understated by $12,000 and $94,000, respectively, for the three and nine months ended September 30, 2009 and income tax provision was overstated by $5,000 and $38,000, respectively, for the three and nine months ended September 30, 2009.

We also reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009, we concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

The information in this Amendment has been updated to give effect to the restatement. BCB Bancorp has not modified or updated the information in the initial Form 10-Q, except as necessary to reflect the effects of the restatement described above. This Amendment continues to speak as of the dates described herein, and we have not updated the disclosures contained in the Form 10-Q to reflect any events that occurred subsequent to such dates. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-Q on November 12, 2009. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

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

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition at

September 30, 2009 and December 31, 2008

(Unaudited)

(in thousands except for share data)

	At September 30, 2009	At December 31, 2008
	(Restated)
ASSETS

Cash and amounts due from depository institutions	$3,406	$3,495
Interest-earning deposits	29,585	3,266

Total cash and cash equivalents	32,991	6,761

Securities available for sale	1,273	888
Securities held to maturity, fair value $153,586 and $143,245 respectively	151,527	141,280
Loans held for sale	3,350	1,422
Loans receivable, net of allowance for loan losses of $6,047 and $5,304 respectively	410,621	406,826
Premises and equipment	5,408	5,627
Federal Home Loan Bank of New York stock	5,714	5,736
Interest receivable, net	4,332	3,884
Other real estate owned	1,335	1,435
Deferred income taxes	3,410	3,113
Other assets	1,935	1,652

Total assets	$621,896	$578,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest bearing deposits	$36,034	$30,561
Interest bearing deposits	418,389	379,942

Total deposits	454,423	410,503
Short-term Borrowings	—	2,000
Long-term Debt	114,124	114,124
Other Liabilities	2,197	2,282

Total Liabilities	570,744	528,909

STOCKHOLDERS’ EQUITY
Common stock, stated value $0.064; 10,000,000 shares authorized; 5,195,664 and 5,183,731 shares respectively, issued	332	331
Additional paid-in capital	46,926	46,864
Treasury stock, at cost, 536,189 and 533,680 shares, respectively	(8,705)	(8,680)
Retained Earnings	12,630	11,325
Accumulated other comprehensive loss	(31)	(125)

Total stockholders’ equity	51,152	49,715

Total liabilities and stockholders’ equity	$621,896	$578,624

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the three and nine months ended

September 30, 2009 and 2008

(Unaudited)

(in thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Interest income:
Loans	$6,870	$6,949	$20,587	$20,217
Securities	1,833	2,348	5,205	6,968
Other interest-earning assets	11	7	34	188

Total interest income	8,714	9,304	25,826	27,373

Interest expense:
Deposits:
Demand	237	247	640	789
Savings and club	288	337	864	1,036
Certificates of deposit	1,918	2,209	6,315	6,950

	2,443	2,793	7,819	8,775

Borrowed money	1,251	1,294	3,729	3,834

Total interest expense	3,694	4,087	11,548	12,609

Net interest income	5,020	5,217	14,278	14,764
Provision for loan losses	300	300	950	850

Net interest income after provision for loan losses	4,720	4,917	13,328	13,914

Non-interest income:
Fees and service charges	166	165	440	470
Gain on sales of loans originated for sale	52	15	180	115
Gain on sale of real estate owned	—	—	5	—
Other than temporary write-down on securities	—	(2,756)	—	(2,756)
Other	9	7	25	23

Total non-interest income	227	(2,569)	650	(2,148)

Non-interest expense:
Salaries and employee benefits	1,438	1,368	4,067	4,121
Occupancy expense of premises	291	281	837	806
Equipment	537	511	1,578	1,513
Professional Fees	124	145	308	351
Director Fees	120	82	310	271
Regulatory Assessments	175	74	725	222
Advertising	77	59	196	181
Merger related expenses	220	—	295	—
Other	229	187	669	608

Total non-interest expense	3,211	2,707	8,985	8,073

Income (Loss) before income tax provision	1,736	(359)	4,993	3,693
Income tax provision	752	890	2,014	2,362

Net Income (Loss)	$984	$(1,249)	$2,979	$1,331

Net Income (Loss) per common share basic and diluted
basic	$0.21	$(0.27)	$0.64	$0.29

diluted	$0.21	$(0.27)	$0.64	$0.28

Weighted average number of common shares outstanding-
basic	4,659	4,640	4,654	4,620

diluted	4,676	4,640	4,677	4,708

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2009

(Unaudited)

(in thousands except for share and per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance, December 31, 2008	$331	$46,864	$(8,680)	$11,325	$(125)	$49,715

Exercise of Stock Options (11,933 shares)	1	62	—	—	—	63

Treasury Stock Purchases (2,509 shares)	—	—	(25)	—	—	(25)

Cash dividends ($0.36 per share) declared	—	—	—	(1,674)	—	(1,674)

Comprehensive Income:
Net income for the nine months ended September 30, 2009 (Restated)	—	—	—	2,979	—	2,979

Unrealized gain on securities, available for sale, net of deferred income tax of $63	—	—	—	—	94	94

Total Comprehensive income	—	—	—	—	—	3,073

Balance, September 30, 2009 (Restated)	$332	$46,926	$(8,705)	$12,630	$(31)	$51,152

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended

September 30, 2009 and 2008

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Restated)
Cash flows from operating activities:
Net Income	$2,979	$1,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	270	306
Amortization and accretion, net	98	(529)
Provision for loan losses	950	850
Other than temporary write-down of security	—	2,756
Deferred income tax benefit	(360)	(316)
Loans originated for sale	(14,940)	(5,137)
Proceeds from sale of loans originated for sale	13,192	6,074
(Gain) on sale of loans originated for sale	(180)	(115)
(Gain) on sale of other real estate owned	(5)	—
(Increase) Decrease in interest receivable	(448)	179
(Increase) Decrease in other assets	(283)	(128)
(Decrease) Increase in accrued interest payable	(121)	(121)
Increase (Decrease) in other liabilities	36	535

Net cash provided by operating activities	1,188	5,685

Cash flows from investing activities:
Redemption (Purchase) of FHLB stock	22	(739)
Proceeds from calls of securities held to maturity	101,305	68,870
Purchases of securities held to maturity	(119,844)	(60,606)
Proceeds from repayments on securities held to maturity	7,906	4,398
Purchases of securities available for sale	(227)	(2,000)
Proceeds from sale of real estate owned	228	287
Net (increase) in loans receivable	(4,528)	(37,062)
Increase in other real estate owned	(52)	(241)
Additions to premises and equipment	(52)	(59)

Net cash (used in) investing activities	(15,242)	(27,152)

Cash flows from financing activities:
Net increase in deposits	43,920	4,661
Net change in short-term borrowings	(2,000)	14,500
Purchases of treasury stock	(25)	(1,009)
Cash dividend paid	(1,674)	(1,339)
Exercise of stock options	63	622

Net cash provided by financing activities	40,284	17,435

Net increase in cash and cash equivalents	26,230	(4,032)
Cash and cash equivalents-beginning	6,761	11,780

Cash and cash equivalents-ending	$32,991	$7,748

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,623	$2,461

Interest	$11,669	$12,730

Transfer of loans to Real Estate Owned	71	1,194

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

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 3 – Securities Available for Sale

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity securities	$1,324	$—	$51	$1,273

The age of unrealized losses and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2009
Equity Securities	$—	$—	$949	$51	$949	$51

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

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 4 – Securities Held to Maturity

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	air Value
	(In Thousands)

U.S. Government Agencies:

Due after one through five years	$3,315	$288	$—	$3,603
Due after ten years	111,556	176	204	111,528

	114,871	464	204	115,131

Mortgage-backed securities:
Due within one year	$565	$4	$—	$569
Due after one year through five years	50	1	—	51
Due after five years through ten years	7,170	416	1	7,585
Due after ten years	28,871	1,383	4	30,250

	36,656	1,804	5	38,455

	$151,527	$2,268	$209	$153,586

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage-backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties.

There were no sales of securities during the nine months ended September 30, 2009.

The age of unrealized losses and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2009
U.S. Government Agencies	$41,858	$204	$—	$—	$41,858	$204
Mortgage-backed Securities	$1,504	$5	$—	$—	$1,504	$5

	$43,362	$209	$—	$—	$43,362	$209

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of September 30, 2009:

Securities available for sale	$1,273	$1,273	$—	$—

As of December 31, 2008:

Securities available for sale	$888	$888	$—	$—

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

The only assets that the Company measured at fair value on a nonrecurring basis were as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of September 30, 2009:

Impaired loans	$6,937	$—	$—	$6,937

As of December 31, 2008:

Impaired Loans	$2,847	$—	$—	$2,847

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

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 7 – Restatement of Previously Issued Financial Statements

We have restated our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009.

On July 27, 2010, management and the Board of Directors of the Company determined that the consolidated financial statements for the quarter ended on September 30, 2009 should be revised due to a correction of the accounting treatment applied retroactively by the Company to the costs related to the Company’s merger with Pamrapo Bancorp, Inc. on July 6, 2010 (the “Merger”).

In addition the Company is restating the consolidated financial statements for the quarter ended September 30, 2009 to properly reflect the Federal Deposit Insurance Corporation (“FDIC”) assessment expense attributable to the third quarter of 2009.

The effect of the restatement is as follows:

Consolidated Statement of Financial Condition as of September 30, 2009 (in thousands):

	As Reported	Adjustment	Restated

Other Assets	$2,272	$(337)	$1,935
Total Assets	$622,233	$(337)	$621,896
Retained earnings	$12,967	$(337)	$12,630
Total stockholders’ equity	$51,489	$(337)	$51,152
Total liabilities and stockholders’ equity	$622,233	$(337)	$621,896

	Three Months Ended Sept. 30, 2009			Nine Months Ended Sept. 30, 2009
	(Dollars in Thousands Except for Per Share Data)
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Consolidated Statements of Income

Regulatory assessments	$163	$12	$175	$631	$94	$725
Merger related expenses	$—	$220	$220	$—	$295	$295
Total non-interest expense	$2,979	$232	$3,211	$8,596	$389	$8,985
Income before income tax provision	$1,968	$(232)	$1,736	$5,382	$(389)	$4,993
Income tax provision	$757	$(5)	$752	$2,066	$(52)	$2,014
Net income	$1,211	$(227)	$984	$3,316	$(337)	$2,979
Net income per common share
basic	$0.26	$(0.05)	$0.21	$0.71	$(0.07)	$0.64
diluted	$0.26	$(0.05)	$0.21	$0.71	$(0.07)	$0.64

Consolidated Statement of Cash Flows

Net income				$3,316	$(337)	$2,979
(Increase) in other assets				$(620)	$337	$(283)

None of the notes to the Company’s unaudited consolidated financial statements were impacted as a result of the restatement.

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

Note 8 – New Accounting Pronouncements

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. insurers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“LASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements—(Continued)

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

Financial Condition

Total assets increased by $43.3 million or 7.5% to $621.9 million at September 30, 2009 from $578.6 million at December 31, 2008. The Bank’s asset growth has been funded primarily through cash flow provided by retail deposit growth, and repayments and prepayments of loans and mortgage backed securities. During the first nine months of 2009, the Company’s balance in interest earning assets increased primarily as a result of increases in cash and cash equivalents, loans receivable and investment securities categorized as held-to-maturity. Asset growth was moderate as management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the first nine months of 2009, the composition of the Bank’s assets has emphasized cash and cash equivalents reflecting management’s desire to maintain higher than usual liquid investments during the current recessionary and low interest rate period. This decision reflects the lower return available to the Bank in the current environment versus the risk of aggressive lending or investment activity during the current economic downturn. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

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

Stockholders’ equity increased by $1.5 million or 3.0% to $51.2 million at September 30, 2009 from $49.7 million at December 31, 2008. The increase in stockholders’ equity is primarily attributable to net income of the Company for the nine months ended September 30, 2009 of $2.98 million, a $63,000 increase resulting from the exercise of stock options totaling 11,933 shares and a $94,000 increase in the market value of our available-for-sale securities portfolio, net of tax, partially offset by the payment of three quarterly cash dividends totaling $1.67 million representing three $0.12/share payments during the nine months ended September 30, 2009, and $25,000 paid to repurchase 2,509 shares of the Company’s common stock. At September 30, 2009 the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.88%, 13.04% and 14.15% respectively.

Results of Operations

Three Months

Net income increased by $2.23 million to net income of $984,000 for the three months ended September 30, 2009 from a net loss of $1.25 million for the three months ended September 30, 2008. The increase in net income was due to an increase in non-interest income and a decrease in income taxes, partially offset by a decrease in net interest income and an increase in total non-interest expense. Net interest income decreased by $197,000 or 3.8% to $5.0 million for the three months ended September 30, 2009 from $5.2 million for the three months ended September 30, 2008. This decrease in net interest income resulted primarily from a decrease in the average yield on interest earning assets to 5.75% for the three months ended September 30, 2009 from 6.54% for the three months ended September 30, 2008, partially offset by an increase of $37.0 million or 6.5% in the average balance of interest earning assets to $606.3 million for the three months ended September 30, 2009 from $569.3 million for the three months ended

September 30, 2008. The average balance of interest bearing liabilities increased by $36.5 million or 7.4% to $532.2 million for the three months ended September 30, 2009 from $495.7 million for the three months ended September 30, 2008 and the average cost of interest bearing liabilities decreased by fifty-two basis points to 2.78% for the three months ended September 30, 2009 from 3.30% for the three months ended September 30, 2008. As a consequence of the aforementioned, our net interest margin decreased to 3.31% for the three months ended September 30, 2009 from 3.67% for the three months ended September 30, 2008.

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

The provision for loan losses totaled $300,000 for the three months ended September 30, 2009 as well as for the three months ended September 30, 2008. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2009, the Bank experienced $191,000 in net charge-offs, (consisting of $193,000 in charge-offs and $2,000 in recoveries). During the three months ended September 30, 2008, the Bank experienced $7,000 in net charge-offs, (consisting of $8,000 in charge-offs and $1,000 in recoveries). The Bank had non-performing loans totaling $8.6 million or 2.05% of gross loans at September 30, 2009, $5.0 million or 1.20% of gross loans at June 30, 2009 and $3.0 million or 0.74% of gross loans at September 30, 2008. The allowance for loan losses was $6.0 million or 1.43% of gross loans at September 30, 2009, $5.9 million or 1.43% of gross loans at June 30, 2009 and $4.9 million or 1.20% of gross loans at September 30, 2008. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2009, June 30,2009 and September 30, 2008.

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

Total non-interest expense increased by $504,000 or 18.6% to $3.2 million for the three months ended September 30, 2009 from $2.7 million for the three months ended September 30, 2008. Salaries and employee benefits expense increased by $70,000 or 5.1% to $1.44 million for the three months ended September 30, 2009 from $1.37 million for the three months ended September 30, 2008. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 86 for the three months ended September 30, 2009, from 82 for the three months ended September 30, 2008. Equipment expense increased by $26,000 or 5.1% to $537,000 for the three months ended September 30, 2009 from $511,000 for the three months ended September 30, 2008. The primary component of this expense item is data service provider expense which increases with the growth in the Bank’s assets. Occupancy expense and advertising increased by an aggregate of $28,000 or 8.2% to $368,000 for the three months ended September 30, 2009 from $340,000 for the three months ended September 30, 2008. Regulatory assessments increased by $101,000 or 136.5% to $175,000 for the three months ended September 30, 2009 from $74,000 for the three months ended September 30, 2008. This increase was primarily attributable to an increase in FDIC assessment rates for the three months ended September 30, 2009. Merger related expenses increased by $220,000 to $220,000 for the three months ended September 30, 2009 compared to no comparative expense for the three months ended September 30, 2008. This increase was related exclusively to expenses associated with merger related discussions with another financial institution during the three months ended September 30, 2009. Director fees increased by $38,000 or 46.3% to $120,000 for the three months ended September 30, 2009 from $82,000 for the three months ended September 30, 2008. The increase in director fees related primarily to an increase in the number of board meetings held as a result of the merger related discussions held with another financial institution. Professional fees decreased by $21,000 or 14.5% to $124,000 for the three months ended September 30, 2009 from $145,000 for the three months ended September 30, 2008. Other non-interest expense increased by $42,000 or 22.5% to $229,000 for the three months ended September 30, 2009 from $187,000 for the three months ended September 30, 2008. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased by $138,000 or 15.5% to $752,000 for the three months ended September 30, 2009 from $890,000 for the three months ended September 30, 2008 reflecting decreased pre-tax income earned during the three month time period ended September 30, 2009 exclusive of the OTTI charge incurred during the three months ended September 30, 2008. A section of the Financial Intervention Package signed into law by former President Bush on October 3, 2008, allows entities to treat the OTTI charge on these securities as an ordinary loss for accounting purposes, thereby invoking a tax benefit for the recordation of the impairment. However, consistent with generally accepted accounting principles, the tax benefit may not be recorded prior to the enactment of the legislation. As such, because the legislation was not signed into law until October 3, 2008, the tax benefit associated with the OTTI charge was not recorded until the fourth quarter of 2008. Based upon the foregoing, we recorded a tax benefit entry during the fourth quarter of approximately $1.1 million associated with the OTTI charge. The consolidated effective income tax rate for the three months ended September 30, 2009 was 43.3% as compared to 37.1% for the three months ended September 30, 2008 exclusive of the OTTI charge previously discussed. The effective tax rate for the three months ended September 30, 2009 increased primarily as a result of the increase in merger related expenses, a portion of which are not deductible for income tax purposes.

Nine Months of Operations

Net income increased by $1.65 million or 124.1% to $2.98 million for the nine months ended September 30, 2009 from $1.33 million for the nine months ended September 30, 2008. The increase in net income was due to an increase in non-interest income and a decrease in income taxes, partially offset by a decrease in net interest income and increases in the provision for loan losses and non-interest expense. Net interest income decreased by $486,000 or 3.3% to $14.3 million for the nine months ended September 30, 2009 from $14.8 million for the nine months ended September 30, 2008. This decrease in net interest income resulted primarily from a decrease in the average yield on interest earning assets to 5.81% for the nine months ended September 30, 2009 from 6.51% for the nine months ended September 30, 2008, partially offset by an increase of $31.9 million or 5.7% in the average balance of interest earning assets to $592.6 million for the nine months ended September 30, 2009 from $560.7 million for the nine months ended September 30, 2008. The average balance of interest bearing liabilities increased by $32.8 million or 6.7% to $519.8 million for the nine months ended September 30, 2009 from $487.0 million for the nine months ended September 30, 2008, while the average cost of interest bearing liabilities decreased to 2.96% for the nine months ended September 30, 2009 from 3.45% for the nine months ended September 30, 2008. As a consequence of the decrease in the average yield earned on our interest earning assets, our net interest margin decreased to 3.21% for the nine months ended September 30, 2009 from 3.51% for the nine months ended September 30, 2008.

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

Total non-interest expense increased by $912,000 or 11.3% to $8.99 million for the nine months ended September 30, 2009 from $8.07 million for the nine months ended September 30, 2008. Salaries and employee benefits expense decreased by $54,000 or 1.3% to $4.07 million for the nine months ended September 30, 2009 from $4.12 million for the nine months ended September 30, 2008. This decrease occurred primarily as a result of the departure of a highly compensated officer during the nine months ended September 30, 2009, partially offset by an increase in the number of full time equivalent employees to 86 for the nine months ended September 30, 2009, from 82 for the nine months ended September 30, 2008. Equipment expense increased by $65,000 or 4.3% to $1.6 million for the nine months ended September 30, 2009 from $1.5 million for the nine months ended September 30, 2008. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Occupancy expense increased by $31,000 or 3.8% to $837,000 for the nine months ended September 30, 2009 from $806,000 for the nine months ended September 30, 2008. Advertising expense increased by $15,000 or 8.3% to $196,000 for the nine months ended September 30, 2009 from $181,000 for the nine months ended September 30, 2008. Regulatory assessments increased by $503,000 or 226.6% to $725,000 for the nine months ended September 30, 2009 from $222,000 for the nine months ended September 30, 2008. The increase in regulatory assessments resulted primarily from the one-time recapitalization assessment levied by the Federal Deposit Insurance Corporation on all financial institutions. This assessment totaled $282,000 for the Company which was required to be accrued for in the second quarter of 2009 and payable in the third quarter of 2009. Additionally, an increase in FDIC assessment rates accounted for the balance of the increase. Merger related expenses increased by $295,000 to $295,000 for the nine months ended September 30, 2009 compared to no comparative expense for the nine months ended September 30, 2008. This increase was related exclusively to expenses associated with merger related discussions with another financial institution during the nine months ended September 30, 2009. Director fees increased by $39,000 or 14.4% to $310,000 for the nine months ended September 30, 2009 from $271,000 for the nine months ended September 30, 2008. The increase in director fees related primarily to an increase in the number of board meetings held as a result of the merger related discussions held with another financial institution. Professional fees decreased by $43,000 or 12.3% to $308,000 for the nine months ended September 30, 2009 from $351,000 for the nine months ended September 30, 2008. Other non-interest expense increased by $61,000 or 10.0% to $669,000 for the nine months ended September 30, 2009 from $608,000 for the nine months ended September 30, 2008. Other non-interest expense is comprised of directors’ fees, stationary, forms and printing, professional fees, legal fees, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $348,000 or 14.7% to $2.01 million for the nine months ended September 30, 2009 from $2.36 million for the nine months ended September 30, 2008 reflecting decreased pre-tax income earned during the nine month time period ended September 30, 2009 exclusive of the OTTI charge incurred during the nine months ended September 30, 2008. No tax benefit was recognized on the OTTI charge until the fourth quarter of 2008 as discussed previously. The consolidated effective income tax rate for the nine months ended September 30, 2009 was 40.3% as compared to 36.6% for the nine months ended September 30, 2008 exclusive of the OTTI charge previously discussed. The effective tax rate for the nine months ended September 30, 2009 increased primarily as a result of the increase in merger related expenses, a portion of which are not deductible for income tax purposes.

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

Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV as a % of Assets
				NPV Ratio	Change
+300bp	$33,507	$(16,445)	-32.92%	5.79%	-209 bps
+200bp	43,086	(6,866)	-13.75	7.18	-69 bps
+100bp	53,790	2,838	5.68	8.48	60 bps
PAR	49,952	—	—	7.88	—

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009, we concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

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

Securities sold within the past three years without registering the securities under the Securities Act of 1933

During 2005, the Company announced a stock repurchase plan which provides for the purchase of up to 187,096 shares, adjusted for the 25% stock dividend paid on October 27, 2005. On April 26, 2007, the Company announced a second stock repurchase plan which provides for the repurchase of 5% or 249,080 shares of the outstanding shares of the Company’s common stock. On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company’s common stock. This plan commenced upon the completion of the prior plan. The Company’s stock purchases for the three months ended September 30,2009 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased
7/1-7/31	—	$—	—	133,983
8/1-8/31	—	$—	—	133,983
9/1-9/30	—	$—	—	133,983

Total	—	$—	—	133,983

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

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