Form 10-Q
period 2010-06-30
BCB BANCORP INC
filed 2010-08-16
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2010, BCB Bancorp, Inc., had 9,599,298 shares of common stock, no par value, outstanding.

BCB BANCORP INC., AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition at

June 30, 2010 and December 31, 2009

(Unaudited)

(in thousands except for share data )

	At 30-Jun-10	At 31-Dec-09

ASSETS

Cash and amounts due from depository institutions	$3,024	$3,587
Interest-earning deposits	116,758	63,760

Total cash and cash equivalents	119,782	67,347

Securities available for sale	1,248	1,346
Securities held to maturity, fair value $118,059 and $133,050 respectively	115,558	132,644
Loans held for sale	1,319	4,275
Loans receivable, net of allowance for loan losses of $6,797 and $6,644 respectively	388,904	401,872
Premises and equipment	5,359	5,359
Federal Home Loan Bank of New York stock	5,702	5,714
Interest receivable	3,566	3,799
Other real estate owned	1,989	1,270
Deferred income taxes	3,718	3,618
Other assets	4,490	4,259

Total assets	$651,635	$631,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest bearing deposits	$37,947	$37,082
Interest bearing deposits	446,145	426,656

Total deposits	484,092	463,738
Long-term Debt	114,124	114,124
Other Liabilities	1,547	2,250

Total Liabilities	599,763	580,112

STOCKHOLDERS’ EQUITY
Common stock, stated value $0.064; 20,000,000 shares authorized; 5,201,502 and 5,195,658 shares, respectively, issued; 4,662,439 and 4,657,906 shares, respectively, outstanding	332	332
Additional paid-in capital	46,957	46,926
Treasury stock, at cost, 539,063 and 537,752 shares, respectively	(8,731)	(8,719)
Retained Earnings	13,359	12,839
Accumulated other comprehensive income (loss)	(45)	13

Total stockholders’ equity	51,872	51,391

Total liabilities and stockholders’ equity	$651,635	$631,503

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the three and six months ended

June 30, 2010 and 2009

(Unaudited)

(in thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income:
Loans	$6,369	$6,827	$12,806	$13,716
Securities	1,328	1,392	2,832	3,372
Other interest-earning assets	21	19	40	23

Total interest income	7,718	8,238	15,678	17,111

Interest expense:
Deposits:
Demand	176	205	388	403
Savings and club	238	279	510	576
Certificates of deposit	1,380	2,176	2,893	4,397

	1,794	2,660	3,791	5,376

Borrowed money	1,233	1,242	2,454	2,478

Total interest expense	3,027	3,902	6,245	7,854

Net interest income	4,691	4,336	9,433	9,257
Provision for loan losses	300	300	750	650

Net interest income after provision for loan losses	4,391	4,036	8,683	8,607

Non-interest income:
Fees and service charges	240	144	400	274
Gain on sales of loans originated for sale	56	86	128	128
Gain (loss) on sale of real estate owned	(14)	5	(14)	5
Other	8	7	17	16

Total non-interest income	290	242	531	423

Non-interest expense:
Salaries and employee benefits	1,403	1,306	2,770	2,629
Occupancy expense of premises	273	282	560	546
Equipment	536	526	1,090	1,041
Professional Fees	61	101	193	184
Director Fees	108	125	214	190
Regulatory Assessments	189	477	362	550
Advertising	71	72	138	119
Merger related expenses	144	75	344	75
Other	380	223	763	439

Total non-interest expense	3,165	3,187	6,434	5,773

Income before income tax provision	1,516	1,091	2,780	3,257
Income tax provision	594	459	1,140	1,262

Net Income	$922	$632	$1,640	$1,995

Net Income per common share
Basic	$0.20	$0.14	$0.35	$0.43

Diluted	$0.20	$0.14	$0.35	$0.43

Weighted average number of common shares outstanding-
Basic	4,663	4,653	4,662	4,651

Diluted	4,678	4,676	4,678	4,677

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2010

(Unaudited)

(in thousands except for share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$332	$46,926	$(8,719)	$12,839	$13	$51,391

Exercise of Stock Options (5,844 shares)	—	31	—	—	—	31

Treasury Stock Purchases (1,311 shares)	—	—	(12)	—	—	(12)

Cash dividends ($0.24 per share) declared	—	—	—	(1,120)	—	(1,120)

Net income for the six months ended June 30, 2010	—	—	—	1,640	—	1,640

Unrealized gain (loss) on securities, available for sale, net of deferred income tax of $(40)	—	—	—	—	(58)	(58)

Total Comprehensive income	—	—	—	—	—	1,582

Balance, June 30, 2010	$332	$46,957	$(8,731)	$13,359	$(45)	$51,872

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended

June 30, 2010 and 2009

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities :
Net Income	$1,640	$1,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	185	179
Amortization and accretion, net	651	(86)
Provision for loan losses	750	650
Deferred income tax	(62)	(316)
Loans originated for sale	(10,881)	(10,726)
Proceeds from sale of loans originated for sale	11,817	8,897
Gain on sale of loans originated for sale	(128)	(128)
(Loss) Gain on sale of real estate owned	14	(5)
Decrease in interest receivable	233	880
(Increase) in other assets	(231)	(659)
Decrease in accrued interest payable	(84)	(71)
Decrease in other liabilities	(619)	(43)

Net cash provided by operating activities	3,285	567

Cash flows from investing activities:
Redemption of FHLB stock	12	21
Proceeds from calls of securities held to maturity	66,470	98,455
Purchases of securities held to maturity	(54,921)	(77,912)
Proceeds from repayments on securities held to maturity	4,808	5,199
Proceeds from sale of real estate owned	480	228
Net decrease in loans receivable	13,253	1,041
Improvements to other real estate owned	(20)	(51)
Additions to premises and equipment	(185)	(31)

Net cash provided by investing activities	29,897	26,950

Cash flows from financing activities:
Net increase in deposits	20,354	40,072
Net change in short-term borrowings	—	(2,000)
Purchases of treasury stock	(12)	(25)
Cash dividend paid	(1,120)	(1,117)
Exercise of stock options	31	63

Net cash provided by financing activities	19,253	36,993

Net increase in cash and cash equivalents	52,435	64,510
Cash and cash equivalents-begininng	67,347	6,761

Cash and cash equivalents-ending	$119,782	$71,271

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,487	$2,483

Interest	$6,329	$7,925

Transfer of loans to other real estate owned	$1,193	$71

Reclassification of loans originated for sale to held to maturity	$2,151	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2010 or any other future interim period.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between June 30, 2010, and the date these consolidated financial statements were issued.

Note 2 – Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.

Note 3 – Securities Available for Sale

	June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities	$1,324	$—	$76	$1,248

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities	$1,324	$40	$18	$1,346

The age of unrealized losses and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

June 30, 2010
Equity Securities	$1,248	$76	$—	$—	$1,248	$76

December 31, 2009
Equity Securities	$—	$—	$982	$18	$982	$18

At June 30, 2010, management concluded that the unrealized losses above (which relate to four financial equity issues) are temporary in nature and does not believe that any of those unrealized losses represented an other-than-temporary impairment as they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover their cost and does not have the intent to sell the securities, and it is more likely than not that it would not have to sell the securities before recovery of their cost.

Note 4 - Securities Held to Maturity

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:

Due after one through five years	$3,315	$242	$—	$3,557
Due after five years through ten years	502	—	—	502
Due after ten years	80,631	105	22	80,714

	84,448	347	22	84,773

Residential mortgage-backed securities:
Due within one year	$19	$—	$—	$19
Due after one year through five years	—	—	—	—
Due after five years through ten years	5,899	443	—	6,342
Due after ten years	25,192	1,733	—	26,925

	31,110	2,176	—	33,286

	$115,558	$2,523	$22	$118,059

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:

Due after one through five years	$3,315	$254	$—	$3,569
Due after five years through ten years	515	—	3	512
Due after ten years	94,193	11	1,397	92,807

	98,023	265	1,400	96,888

Residential mortgage-backed securities:
Due within one year	$346	$—	$2	$344
Due after one year through five years	39	1	—	40
Due after five years through ten years	6,783	346	—	7,129
Due after ten years	27,453	1,217	21	28,649

	34,621	1,564	23	36,162

	$132,644	$1,829	$1,423	$133,050

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. At June 30, 2010 and December 31, 2009, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

There were no sales of securities during the six months ended June 30, 2010 or June 30, 2009.

The age of unrealized losses and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

June 30, 2010
U.S. Government Agencies	$18,435	$22	$—	$—	$18,435	$22

	$18,435	$22	$—	$—	$18,435	$22

December 31, 2009
U.S. Government Agencies	$82,466	$1,400	$—	$—	$82,466	$1,400
Residential mortgage-backed securities	1,483	23	—	—	1,483	23

	$83,949	$1,423	$—	$—	$83,949	$1,423

Management does not believe that any of the unrealized losses at June 30, 2010, (which are related to seven U.S. Government Agency bonds) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (in thousands):

		(Level 1) Quoted Prices in Active Markets for Identical	(Level 2) Significant Other Observable	(Level 3) Significant Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2010:

Securities available for sale	$1,248	$1,248	$—	$—

As of December 31, 2009:

Securities available for sale	$1,346	$1,346	$—	$—

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (in thousands):

		(Level 1) Quoted Prices in Active Markets for Identical	(Level 2) Significant Other Observable	(Level 3) Significant Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2010:

Impaired loans	$10,404	$—	$—	$10,404
OREO	$1,193	$—	$—	$1,193

As of December 31, 2009:

Impaired Loans	$5,657	$—	$—	$5,657

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost at June 30, 2010 and December 31, 2009.

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

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $12,179,000 and $7,030,000, net of a valuation allowance of $1,775,000 and $1,373,000 at June 30, 2010 and December 31, 2009, respectively.

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

The carrying values and estimated fair values of financial instruments were as follows at June 30, 2010 and December 31, 2009:

	June 30,		December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$119,782	$119,782	$67,347	$67,347
Securities available for sale	1,248	1,248	1,346	1,346
Securities held to maturity	115,558	118,059	132,644	133,050
Loans held for sale	1,319	1,319	4,275	4,275
Loans receivable	388,904	394,287	401,872	404,399
FHLB of New York stock	5,702	5,702	5,714	5,714
Interest receivable	3,566	3,566	3,799	3,799

Financial liabilities:
Deposits	484,092	487,212	463,738	467,371
Long-term debt	114,124	128,812	114,124	136,099
Interest payable	763	763	847	847

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

Pursuant to the terms of the Merger Agreement, shareholders of Pamrapo received 1.0 share of Company common stock for each share of Pamrapo common stock. In addition, all outstanding unexercised options to purchase Pamrapo common stock were converted into options to purchase Company common stock.

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

On July 6, 2010, the business combination transaction with Pamrapo Bancorp, was completed. The 100% stock transaction was valued at approximately $39 million based on the closing price of BCB Bancorp, Inc. of $7.87 per share. In accordance with the terms of the merger agreement, each share of Pamrapo Bancorp common stock has been converted into 1.00 share of BCB Bancorp’s common stock. BCB Bancorp common stock continues to be listed on the NASDAQ Global Market under the symbol “BCBP.”

The acquisition is being accounted for using purchase accounting, which requires the Company to allocate the total purchase price of the acquisition to the assets acquired and liabilities assumed, based on their respective fair values at the acquisition date, with any remaining acquisition cost being recorded as goodwill. Resulting goodwill balances are then subject to an impairment review on at least an annual basis. The carrying value of Pamrapo’s net assets as of July 6, 2010 was approximately $521.9 million. The Company is in the process of determining the fair value of the net assets acquired and expects to have a preliminary purchase price allocation completed by the end of the third quarter of 2010. The results of Pamrapo’s operations will be included in the Company’s consolidated financial statements prospectively from the date of the acquisition.

Note 7 – New Accounting Pronouncements

In January 2010, The FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require that a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

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

In June 2010, the FASB issued ASU 2010-18, Receivables, (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2010, ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and non-public companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the Office of Thrift Supervision. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Completion of Acquisition

On July 6, 2010, the business combination transaction with Pamrapo Bancorp, was completed. The 100% stock transaction was valued at approximately $39 million based on the closing price of BCB Bancorp, Inc. of $7.87 per share. In accordance with the terms of the merger agreement, each share of Pamrapo Bancorp common stock has been converted into 1.00 share of BCB Bancorp’s common stock. BCB Bancorp common stock continues to be listed on the NASDAQ Global Market under the symbol “BCBP.”

Financial Condition

Total assets increased by $20.1 million or 3.2% to $651.6 million at June 30, 2010 from $631.5 million at December 31, 2009. The Bank’s asset growth has been funded primarily through cash flow provided by retail deposit growth. During the first half of 2010, the Company’s balance in interest earning assets increased primarily as a result of an increase in cash and cash equivalents, partially offset by a decrease in loans receivable and a decrease in investment securities categorized as held-to-maturity. Asset growth was moderate as management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the first half of 2010, the composition of the Bank’s assets has emphasized cash and cash equivalents reflecting management’s desire to maintain higher than usual liquid investments during the current recessionary and low interest rate period. This decision reflects the lower return available to the Bank in the current environment versus the risk of aggressive lending or investment activity during the current economic downturn. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $52.5 million or 78.0% to $119.8 million at June 30, 2010 from $67.3 million at December 31, 2009. Investment securities classified as held-to-maturity decreased by $17.0 million or 12.8% to $115.6 million at June 30, 2010 from $132.6 million at December 31, 2009. This decrease was primarily attributable to call options exercised on $66.5 million of callable agency securities during the six months ended June 30, 2010 and $4.8 million in repayments and prepayments in the mortgage backed security portfolio, partially offset by investment security purchases totaling $54.9 million during the six months ended June 30, 2010. The excess proceeds were allocated to cash and cash equivalents in an effort to accumulate liquidity in the anticipation of future loan closings or investment security purchase opportunities.

Loans receivable decreased by $13.2 million or 3.2% to $388.9 million at June 30, 2010 from $401.9 million at December 31, 2009. The decrease resulted primarily from a $2.2 million decrease in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, net of amortization, a $2.8 million decrease in consumer loans, net of amortization and a $8.4 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization, and a $153,000 increase in the allowance for loan losses. The balance in the loan pipeline as of June 30, 2010 stood at $21.5 million. At June 30, 2010, the allowance for loan losses was $6.8 million or 54.6% of non-performing loans.

Deposit liabilities increased by $20.4 million or 4.4% to $484.1 million at June 30, 2010 from $463.7 million at December 31, 2009. The increase resulted primarily from an increase of $13.3 million in transaction accounts, a $7.0 million increase in savings and club accounts and a $139,000 increase in time deposit accounts. During the six months ended June 30, 2010, the Federal Open Market Committee, (FOMC) has continued its philosophy of keeping short term interest rates at historically low levels in an effort to lessen the recession in the American economy. This has resulted in a steepening of the yield curve, resulting in lower short term time deposit account yields which in turn has had the effect of decreasing interest expense.

The balance of borrowed money remained constant at $114.1 million for the periods ended June 30, 2010 and December 31, 2009. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities.

Stockholders’ equity increased by $481,000 or 1.0% to $51.9 million at June 30, 2010 from $51.4 million at December 31, 2009. The increase in stockholders’ equity is primarily attributable to net income of the Company for the six months ended June 30, 2010 of $1.64 million and a $31,000 increase resulting from the exercise of stock options totaling 5,844 shares, partially offset by the payment of two quarterly cash dividends totaling $1.1 million representing two $0.12 per share payments during the six months ended June 30, 2010, a $58,000 decrease in the market value of our available-for-sale securities portfolio, net of tax, and $12,000 paid to repurchase 1,311 shares of the Company’s common stock. At June 30, 2010 the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.53%, 13.67% and 14.92% respectively.

Results of Operations

Three Months

Net income increased by $290,000 or 45.9% to $922,000 for the three months ended June 30, 2010 from $632,000 for the three months ended June 30, 2009. The increase in net income was due to increases in net interest income and non-interest income and a decrease in non-interest expense, partially offset by an increase in income taxes. Net interest income increased by $355,000 or 8.2% to $4.69 million for the three months ended June 30, 2010 from $4.34 million for the three months ended June 30, 2009. This increase in net interest income resulted primarily from an increase of $29.1 million or 4.9% in the average balance of interest earning assets to $628.6 million for the three months ended June 30, 2010 from $599.5 million for the three months ended June 30, 2009, partially offset by a decrease in the yield on interest earning assets to 4.91% for the three months ended June 30, 2010 from 5.50% for the three months ended June 30, 2009. The average balance of interest bearing liabilities increased by $26.9 million or 5.1% to $552.4 million for the three months ended June 30, 2010 from $525.5 million for the three months ended June 30, 2009 and the average cost of interest bearing liabilities decreased by seventy-eight basis points to 2.19% for the three months ended June 30, 2010 from 2.97% for the three months ended June 30, 2009. As a consequence of the aforementioned, our net interest margin increased to 2.98% for the three months ended June 30, 2010 from 2.89% for the three months ended June 30, 2009.

Interest income on loans receivable decreased by $458,000 or 6.7% to $6.37 million for the three months ended June 30, 2010 from $6.83 million for the three months ended June 30, 2009. The decrease was primarily attributable to a decrease in the average balance of loans receivable of $12.1 million or 2.9% to $399.1 million for the three months ended June 30, 2010 from $411.2 million for the three months ended June 30, 2009, and a decrease in the average yield on loans receivable to 6.38% for the three months ended June 30, 2010 from 6.64% for the three months ended June 30, 2009. The decrease in the balance on average loans and average yield on loan facilities reflects the competitive pricing environment for attracting quality loan products in an increasingly challenging lending landscape.

Interest income on securities decreased by $64,000 or 4.6% to $1.33 million for the three months ended June 30, 2010 from $1.39 million for the three months ended June 30, 2009. This decrease was primarily due to a decrease in the average yield on securities held-to-maturity to 3.78% for the three months ended June 30, 2010 from 5.05% for the three months ended June 30, 2009, partially offset by an increase in the average balance of securities held-to-maturity of $30.4 million or 27.6% to $140.6 million for the three months ended June 30, 2010 from $110.2 million for the three months ended June 30, 2009. The increase in the average balance primarily reflects management’s philosophy to have greater liquidity in anticipation of future loan closings or investment securities purchase opportunities at higher yields than are currently available as the current environment offers limited risk/reward opportunities as well as the result of retail deposit growth. The decrease in the average yield reflects the lower long term interest rate environment during the three months ended June 30, 2010.

Interest income on other interest-earning assets increased by $2,000 or 10.5% to $21,000 for the three months ended June 30, 2010 from $19,000 for the three months ended June 30, 2009. This increase was primarily due to an increase in the average balance of other interest-earning assets of $10.9 million or 14.0% to $88.9 million for the three months ended June 30, 2010 from $78.0 million for the three months ended June 30, 2009, partially offset by a slight decrease in the average yield on other interest-earning assets to 0.095% for the three months ended June 30, 2010 from 0.097% for the three months ended June 30, 2009. The increase in the average balance primarily reflects management’s philosophy to accumulate liquidity in the anticipation of future loan closings or investment security purchase opportunities at higher yields than are currently available.

Total interest expense decreased by $875,000 or 22.4% to $3.03 million for the three months ended June 30, 2010 from $3.90 million for the three months ended June 30, 2009. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 2.19% for the three months ended June 30, 2010 from 2.97% for the three months ended June 30, 2009, partially offset by an increase in the balance of average interest bearing liabilities of $26.9 million or 5.1% to $552.4 million for the three months ended June 30, 2010 from $525.5 million for the three months ended June 30, 2009. The decrease in the average cost reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $300,000 for the three months ended June 30, 2010 as well as for the three months ended June 30, 2009. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2010, the Bank experienced $163,000 in net charge-offs (consisting of $163,000 in charge-offs and no recoveries). During the three months ended June 30, 2009, the Bank experienced $4,000 in net charge-offs (consisting of $4,000 in charge-offs and no recoveries). The Bank had non-performing loans totaling $12.5 million or 3.14% of gross loans at June 30, 2010, $13.3 million or 3.33% of gross loans at March 31, 2010 and $5.0 million or 1.20% of gross loans at June 30, 2009. The allowance for loan losses was $6.8 million or 1.71% of gross loans at June 30, 2010, $6.7 million or 1.67% of gross loans at March 31, 2010 and $5.9 million or 1.43% of gross loans at June 30, 2009. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2010, March 31, 2010 and June 30, 2009.

Total non-interest income increased by $48,000 or 19.8% to $290,000 for the three months ended June 30, 2010 from $242,000 for the three months ended June 30, 2009. The increase in non-interest income resulted primarily from a $97,000 or 64.2% increase in general fees, service charges and other income to $248,000 for the three months ended June 30, 2010 from $151,000 for the three months ended June 30, 2009, partially offset by a $30,000 decrease in gain on sales of loans originated for sale to $56,000 for the three months ended June 30, 2010 from $86,000 for the three months ended June 30, 2009 and a $19,000 decrease in gain on real estate sold to a loss of $14,000 for the three months ended June 30, 2010 from a gain of $5,000 for the three months ended June 30, 2009. General fees, service charges and other income increased primarily as a result of a $67,000 recovery received through litigation relating to a real estate facility where insurance proceeds were improperly retained by a third party. The decrease in gain on sale of loans originated for sale occurred primarily as a result of the Bank holding in portfolio a certain percentage of in-house originated one-to four-family residential mortgage loans for the three months ended June 30, 2010 as opposed to no originations of these products being retained in portfolio for the three months ended June 30, 2009.

Total non-interest expense decreased by $22,000 or 0.7% to $3.165 million for the three months ended June 30, 2010 from $3.187 million for the three months ended June 30, 2009. Salaries and employee benefits expense increased by $97,000 or 7.4% to $1.4 million for the three months ended June 30, 2010 from $1.3 million for the three months ended June 30, 2009. This increase occurred primarily as a result of the retention of several senior level executives whose total compensation is higher than our average employee salary, partially offset by decrease in the number of full time equivalent employees to 86 for the three months ended June 30, 2010, from 89 for the three months ended June 30, 2009. Equipment expense increased by $10,000 or 1.9% to $536,000 for the three months ended June 30, 2010 from $526,000 for the three months ended June 30, 2009. The primary component of this expense item is data service provider expense which increases with the growth in the Bank’s assets. Occupancy expense and advertising decreased by an aggregate of $10,000 or 2.8% to $344,000 for the three months ended June 30, 2010 from $354,000 for the three months ended June 30, 2009. Regulatory assessments decreased by $288,000 or 60.4% to $189,000 for the three months ended June 30, 2010 from $477,000 for the three months ended June 30, 2009. The decrease in regulatory assessments resulted primarily from the one-time recapitalization assessment levied by the Federal Deposit Insurance Corporation on all financial institutions during the three months ended June 30, 2009. This assessment totaled $282,000 for the Company which was required to be accrued for in the second quarter of 2009 and payable in the third quarter of 2009. Merger related expenses increased by $69,000 or 92.0% to $144,000 for the three months ended June 30, 2010 from $75,000 for the three months ended June 30, 2009. This increase was related exclusively to expenses associated with the merger transaction with Pamrapo Bancorp, Inc. Director fees decreased by $17,000 or 13.6% to $108,000 for the three months ended June 30, 2010 from $125,000 for the three months ended June 30, 2009. Professional fees decreased by $40,000 or 39.6% to $61,000 for the three months ended June 30, 2010 from $101,000 for the three months ended June 30, 2009. Other non-interest expense increased by $157,000 or 70.4% to $380,000 for the three months ended June 30, 2010 from $223,000 for the three months ended June 30, 2009. The increase in other expenses occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is also comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased by $135,000 or 29.4% to $594,000 for the three months ended June 30, 2010 from $459,000 for the three months ended June 30, 2009 reflecting increased pre-tax income earned during the three month time period ended June 30, 2010. The consolidated effective income tax rate for the three months ended June 30, 2010 was 39.2% as compared to 42.1% for the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2009 was higher primarily as a result of an allowance that was recorded against a state tax benefit that was deemed uncollectible, and a higher percentage of the Company’s income being generated by the Bank and a lower percentage being generated by the Bank’s investment subsidiary.

Six Months of Operations

Net income decreased by $355,000 or 17.8% to $1.64 million for the six months ended June 30, 2010 from $2.0 million for the six months ended June 30, 2009. The decrease in net income was due to an increase in non-interest expense and an increase in the provision for loan losses, partially offset by an increase in net interest income and non-interest income and a decrease in income taxes. Net interest income increased by $176,000 or 1.9% to $9.43 million for the six months ended June 30, 2010 from $9.26 million for the six months ended June 30, 2009. This increase in net interest income resulted primarily from a increase of $39.0 million or 6.7% in the average balance of interest earning assets to $624.6 million for the six months ended June 30, 2010 from $585.6 million for the six months ended June 30, 2009, partially offset by a decrease in the average yield on interest earning assets to 5.02% for the six months ended June 30, 2010 from 5.84% for the six months ended June 30, 2009. The average balance of interest bearing liabilities increased by $35.7 million or 7.0% to $549.3 million for the six months ended June 30, 2010 from $513.6 million for the six months ended June 30, 2009, while the average cost of interest bearing liabilities decreased to 2.27% for the six months ended June 30, 2010 from 3.06% for the six months ended June 30, 2009. As a consequence of the decrease in the average yield earned on our interest earning assets, and despite the increase in the balance of average interest earning assets, our net interest margin decreased to 3.02% for the six months ended June 30, 2010 from 3.16% for the six months ended June 30, 2009.

Interest income on loans receivable decreased by $910,000 or 6.6% to $12.8 million for the six months ended June 30, 2010 from $13.7 million for the six months ended June 30, 2009. The decrease was primarily attributable to a decrease in the balance of average loans receivable of $8.1 million or 2.0% to $402.6 million for the six months ended June 30, 2010 from $410.7 million for the six months ended June 30, 2009, and a decrease in the average yield on loans receivable to 6.36% for the six months ended June 30, 2010 from 6.68% for the six months ended June 30, 2009. The decrease in the balance on average loans and average yield on loan facilities reflects the competitive pricing environment for attracting quality loan products in an increasingly challenging lending landscape.

Interest income on securities decreased by $540,000 or 16.0% to $2.83 million for the six months ended June 30, 2010 from $3.37 million for the six months ended June 30, 2009. The decrease was primarily due to a decrease in the average yield on securities to 4.02% for the six months ended June 30, 2010 from 5.36% for the six months ended June 30, 2009, partially offset by an increase of $15.1 million or 12.0% in the average balance of securities to $141.0 million for the six months ended June 30, 2010 from $125.9 million for the six months ended June 30, 2009. The increase in the average balance primarily reflects management’s philosophy to have greater liquidity in anticipation of future loan closings or investment securities purchase opportunities with higher yields as the current environment offers limited risk/reward opportunities as well as the result of retail deposit growth. The decrease in the average yield reflects the lower long term interest rate environment during the three months ended June 30, 2010.

Interest income on other interest-earning assets increased by $17,000 or 73.9% to $40,000 for the six months ended June 30, 2010 from $23,000 for the six months ended June 30, 2009. This increase was primarily due to an increase of $32.0 million or 65.3% in the average balance of other interest-earning assets to $81.0 million for the six months ended June 30, 2010 from $49.0 million for the six months ended June 30, 2009, and an increase in the average yield on other interest-earning assets to 0.10% for the six months ended June 30, 2010 from 0.09% for the six months ended June 30, 2009. The increase in the average balance primarily reflects management’s philosophy to accumulate liquidity in the anticipation of future loan closings or investment security purchase opportunities at higher yields than are currently available.

Total interest expense decreased by $1.6 million or 20.4% to $6.25 million for the six months ended June 30, 2010 from $7.85 million for the six months ended June 30, 2009. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 2.27% for the six months ended June 30, 2010 from 3.06% for the six months ended June 30, 2009 partially offset by an increase in the balance of average interest bearing liabilities of $35.7 million or 7.0% to $549.3 million for the six months ended June 30, 2010 from $513.6 million for the six months ended June 30, 2009.

The provision for loan losses totaled $750,000 for the six months ended June 30, 2010 and $650,000 for the six months ended June 30, 2009. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2010, the Bank experienced $597,000 in net charge-offs (consisting of $610,000 in charge-offs and $13,000 in recoveries). During the six months ended June 30, 2009, the Bank experienced $16,000 in net charge-offs (consisting of $16,000 in charge-offs and no recoveries). The Bank had non-performing loans totaling $12.5 million or 3.14% of gross loans at June 30, 2010, $11.9 million or 2.92% of gross loans at December 31, 2009 and $5.0 million or 1.20% of gross loans at June 30, 2009. The allowance for loan losses was $6.8 million or 1.71% of gross loans at June 30, 2010, $6.6 million or 1.62% of gross loans at December 31, 2009 and $5.9 million or 1.43% of gross loans at June 30, 2009. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2010, December 31, 2009 and June 30, 2009.

Total non-interest income increased by $108,000 or 25.5% to $531,000 for the six months ended June 30, 2010 from $423,000 for the six months ended June 30, 2009. The increase in non-interest income resulted primarily from a $127,000 or 43.8% increase in general fees, service charges and other income to $417,000 for the six months ended June 30, 2010 from $290,000 for the six months ended June 30, 2009, partially offset by a $19,000 decrease in gain on real estate sold to a loss of $14,000 for the six months ended June 30, 2010 from a gain of $5,000 for the six months ended June 30, 2009. General fees, service charges and other income increased primarily as a result of a $67,000 recovery received through litigation relating to a real estate facility where insurance proceeds were improperly retained by a third party. Gain on sale of loans originated for sale remained constant at $128,000 for the six month periods ended June 30, 2010 and June 30, 2009.

Total non-interest expense increased by $661,000 or 11.5% to $6.43 million for the six months ended June 30, 2010 from $5.77 million for the six months ended June 30, 2009. Salaries and employee benefits expense increased by $141,000 or 5.3% to $2.77 million for the six months ended June 30, 2010 from $2.63 million for the six months ended June 30, 2009. This decrease occurred primarily as a result of the retention of several senior level executives whose total compensation is higher than our average employee salary, partially offset by a decrease in the number of full time equivalent employees to 86 for the six months ended June 30, 2010, from 89 for the six months ended June 30, 2009. Equipment expense increased by $49,000 or 4.7% to $1.09 million for the six months ended June 30, 2010 from $1.04 million for the six months ended June 30, 2009. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Occupancy expense increased by $14,000 or 2.6% to $560,000 for the six months ended June 30, 2010 from $546,000 for the six months ended June 30, 2009. Advertising expense increased by $19,000 to $138,000 for the six months ended June 30, 2010 from $119,000 for the six months ended June 30, 2009. Regulatory assessments decreased by $188,000 or 34.2% to $362,000 for the six months ended June 30, 2010 from $550,000 for the six months ended June 30, 2009. The decrease in regulatory assessments resulted primarily from the one-time recapitalization assessment levied by the Federal Deposit Insurance Corporation on all financial institutions during the three months ended June 30, 2009. This assessment totaled $282,000 for the Company which was required to be accrued for in the second quarter of 2009 and payable in the third quarter of 2009. The elimination of the expense of the one-time assessment was partially offset by an increase in FDIC assessment rates for the six months ended June 30, 2010. Merger related expenses increased by $269,000 or 358.7% to $344,000 for the six months ended June 30, 2010 from $75,000 for the six months ended June 30, 2009. This increase was related exclusively to expenses associated with the merger transaction with Pamrapo Bancorp, Inc. Director fees increased by $24,000 or 12.6% to $214,000 for the six months ended June 30, 2010 from $190,000 for the six months ended June 30, 2009. The increase in director fees occurred primarily as a result of an increased number of Board Meetings to discuss the specifics of the merger transaction with Pamrapo Bancorp, Inc. Professional fees increased by $9,000 or 4.9% to $193,000 for the six months ended June 30, 2010 from $184,000 for the six months ended June 30, 2009. Other non-interest expense increased by $324,000 or 73.8% to $763,000 for the six months ended June 30, 2010 from $439,000 for the six months ended June 30, 2009. The increase in other expenses occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is also comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $122,000 or 9.7% to $1.14 million for the six months ended June 30, 2010 from $1.26 million for the six months ended June 30, 2009 reflecting decreased pre-tax income earned during the six month time period ended June 30, 2010. The consolidated effective income tax rate for the six months ended June 30, 2010 was 41.0% as compared to 38.7% for the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 increased primarily as a result of the increase in merger related expenses, a portion of which are not deductible for income tax purposes.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2010. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2010. The following sets forth the Company’s NPV as of June 30, 2010.

Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV as a % of Assets
				NPV Ratio	Change
+300bp	$45,621	$(8,627)	-15.90%	7.36%	-77 bps
+200bp	54,357	109	0.20	8.51	38 bps
+100bp	59,656	5,408	9.97	9.07	94 bps
PAR	54,248	—	—	8.13	—

bp – basis points

The table above indicates that at June 30, 2010, in the event of a 100 basis point increase in interest rates, we would experience a 9.97% increase in NPV.

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

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At June 30, 2010, we were not involved in any material legal proceedings, the outcome of which would have a material adverse affect on our financial condition or results of operations.

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

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company’s common stock. This plan commenced upon the completion of the prior plan. The Company’s stock purchases for the three months ended June 30, 2010 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

4/1-4/30	—	$—	—	131,957
5/1-5/31	261	$9.18	261	131,696
6/1-6/30	587	$9.83	848	131,109

Total	848	$9.63	848	131,109

Subsequent to June 30, 2010, the Company announced that its board of directors authorized a stock repurchase plan for up to 5% of BCB Bancorp’s outstanding shares of common stock.

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

Pursuant to the terms of the Merger Agreement, shareholders of Pamrapo received 1.0 share of Company common stock for each share of Pamrapo common stock. In addition, all outstanding unexercised options to purchase Pamrapo common stock were be converted into options to purchase Company common stock.

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

On July 6, 2010, the transaction was completed. The 100% stock transaction was valued at approximately $39 million based on the closing price of BCB Bancorp, Inc. of $7.87 per share. In accordance with the terms of the merger agreement, each share of Pamrapo Bancorp common stock has been converted into 1.00 share of BCB Bancorp’s common stock. BCB Bancorp common stock continues to be listed on the NASDAQ Global Market under the symbol “BCBP.”

ITEM 6.	EXHIBITS

Exhibit 31.1 and 31.2 Officers’ Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: August 16, 2010	By:	/s/ Donald Mindiak
Donald Mindiak
President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ Kenneth Walter
Kenneth Walter
Chief Financial Officer