Form 10-Q
period 2010-09-30
BCB BANCORP INC
filed 2010-11-15
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 15, 2010, BCB Bancorp, Inc., had 9,607,131 shares of common stock, no par value, outstanding.

BCB BANCORP INC., AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition at

September 30, 2010 and December 31, 2009

(Unaudited)

(in thousands, except for share amounts)

	September 30, 2010	December 31, 2009

ASSETS
Cash and amounts due from depository institutions	$9,654	$3,587
Interest-earning deposits	115,679	63,760

Total cash and cash equivalents	125,333	67,347

Securities available for sale	1,101	1,346
Securities held to maturity, fair value $161,928 and $133,050 respectively	159,668	132,644
Loans held for sale	3,334	4,275
Loans receivable, net of allowance for loan losses of $7,517 and $6,644 respectively	798,231	401,872
Premises and equipment	9,796	5,359
Federal Home Loan Bank of New York stock	6,736	5,714
Interest receivable	6,229	3,799
Other real estate owned	4,263	1,270
Deferred income taxes	7,160	3,618
Other assets	4,858	4,259

Total Assets	$1,126,709	$631,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest bearing deposits	$70,358	$37,082
Interest bearing deposits	837,014	426,656

Total deposits	907,372	463,738
Short-term Borrowings	—	—
Long-term Debt	114,124	114,124
Other Liabilities	6,495	2,250

Total Liabilities	1,027,991	580,112

STOCKHOLDERS’ EQUITY
Common stock, stated value $0.064; 20,000,000 shares authorized; 10,144,877 and 5,195,658 shares respectively, issued; 9,563,166 and 4,657,906 shares, respectively, outstanding	649	332
Additional paid-in capital	85,327	46,926
Treasury stock, at cost, 581,711 and 537,752 shares, respectively in 2010 and 2009	(9,077)	(8,719)
Retained Earnings	21,817	12,839
Accumulated other comprehensive income, net of taxes	2	13

Total Stockholders’ equity	98,718	51,391

Total Liabilities and Stockholders’ equity	$1,126,709	$631,503

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

for the three and nine months ended

September 30, 2010 and 2009

(Unaudited)

(in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income:
Loans	$10,549	$6,870	$23,355	$20,587
Securities	1,410	1,833	4,242	5,205
Other interest-earning assets	34	11	74	34

Total interest income	11,993	8,714	27,671	25,826

Interest expense:
Deposits:
Demand	311	237	699	640
Savings and club	514	288	1,024	864
Certificates of deposit	1,558	1,918	4,451	6,315

	2,383	2,443	6,174	7,819

Borrowed money	1,505	1,251	3,959	3,729

Total interest expense	3,888	3,694	10,133	11,548

Net interest income	8,105	5,020	17,538	14,278
Provision for loan losses	800	300	1,550	950

Net interest income after provision for loan losses	7,305	4,720	15,988	13,328

Non-interest income:
Fees and service charges	310	166	710	440
Gain on sales of loans originated for sale	67	52	195	180
Gain on sale of real estate owned	—	—	(14)	5
Gain on bargain purchase	10,210	—	10,210	—
Other	17	9	34	25

Total non-interest income	10,604	227	11,135	650

Non-interest expense:
Salaries and employee benefits	4,760	1,438	7,530	4,067
Occupancy expense of premises	695	291	1,255	837
Equipment	1,113	537	2,203	1,578
Professional Fees	252	124	445	308
Director Fees	131	120	345	310
Regulatory Assessments	383	175	745	725
Advertising	100	77	238	196
Merger related expenses	288	220	632	295
Other	856	229	1,619	669

Total non-interest expense	8,578	3,211	15,012	8,985

Income before income tax provision	9,331	1,736	12,111	4,993
Income tax provision	(275)	752	865	2,014

Net Income	$9,606	$984	$11,246	$2,979

Net Income per common share-basic and diluted
Basic	$1.03	$0.21	$1.81	$0.64

Diluted	$1.03	$0.21	$1.81	$0.64

Weighted average number of common shares outstanding
Basic	9,300	4,659	6,208	4,654

Diluted	9,315	4,676	6,223	4,677

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2010

(Unaudited)

(in thousands, except for share and per share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2009	$332	$46,926	$(8,719)	$12,839	$13	$51,391

Common Stock issued for the acquisitionof Pamrapo Bancorp, Inc (4,935,542 shares,including 30,000 shares transferred to treasury)	316	38,329	(235)	—	—	38,410

Exercise of Stock Options (13,677 shares)	1	72	—	—	—	73

Treasury Stock Purchases (13,959 shares)	—	—	(123)	—	—	(123)

Cash dividend ($0.36 per share) declared	—	—	—	(2,268)	—	(2,268)

Net income for the nine months ended September 30, 2010	—	—	—	11,246	—	11,246

Unrealized gain (loss) on securities, available for sale, net of deferred income tax of $(7)	—	—	—	—	(11)	(11)

Total Comprehensive income	—	—	—	—	—	11,235

Balances at September 30, 2010	$649	$85,327	$(9,077)	$21,817	$2	$98,718

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended

September 30, 2010 and 2009

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net Income	$11,246	$2,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	388	270
Amortization and accretion, net	1,278	98
Provision for loan losses	1,550	950
Deferred income tax	(300)	(360)
Loans originated for sale	(18,019)	(14,940)
Proceeds from sale of loans originated for sale	14,371	13,192
(Gain) on sale of loans originated for sale	(195)	(180)
Loss (Gain) on sale of real estate owned	14	(5)
Gain on bargain purchase	(10,210)	—
(Increase) in interest receivable	(525)	(448)
Decrease (Increase) in other assets	860	(283)
(Decrease) in accrued interest payable	(241)	(121)
(Decrease) Increase in other liabilities	(2,627)	36

Net cash (used in) provided by operating activities	(2,410)	1,188

Cash flows from investing activities:
Redemption of FHLB stock	1,857	22
Proceeds from calls of securities held to maturity	106,615	101,305
Purchases of securities held to maturity	(62,412)	(119,844)
Proceeds from repayments on securities held to maturity	14,136	7,906
Purchases of securities available for sale	—	(227)
Proceeds from sale of real estate owned	480	228
Net Decrease (Increase) in loans receivable	15,385	(4,528)
Improvements to other real estate owned	(20)	(52)
Additions to premises and equipment	(360)	(52)
Cash acquired in acquisition	22,979	—

Net cash provided by (used in) investing activities	98,660	(15,242)

Cash flows from financing activities:
Net increase in deposits	7,824	43,920
Net change in short-term borrowings	(43,815)	(2,000)
Purchases of treasury stock	(123)	(25)
Cash dividend paid	(2,268)	(1,674)
Exercise of stock options	73	63

Net cash (used in) provided by financing activities	(38,309)	40,284

Net increase in cash and cash equivalents	57,941	26,230
Cash and cash equivalents-begininng	67,347	6,761

Cash and cash equivalents-ending	$125,288	$32,991

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,220	$2,623
Interest	$10,374	$11,669

Acquisition of noncash assets and liabilities

Assets acquired; net of cash and cash equivalents	$512,420	$—
Liabilities assumed	$486,544	$—
Transfer of loans to other real estate owned	$2,678	$71
Reclassification of loans originated for sale to held to maturity	$4,741	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2010 or any other future interim period.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between September 30, 2010, and the date these consolidated financial statements were issued.

Note 2 – Acquisition of Pamrapo Bancorp, Inc.

On July 6, 2010, the Company acquired all of the outstanding common shares of Pamrapo Bancorp, Inc. (“Pamrapo”), the parent company of Pamrapo Savings Bank, and thereby acquired all of Pamrapo Savings Bank’s 10 branch locations. Under the terms of the merger agreement, Pamrapo stockholders received 1.0 share of BCB Bancorp, Inc. common stock in exchange for each share of Pamrapo common stock, resulting in us issuing 4.9 million common shares of BCB Bancorp, Inc. common stock with an acquisition date fair value of $38.6 million. Also under the terms of the merger agreement, Pamrapo stock options were converted to BCB Bancorp, Inc. stock options. There were 28,000 Pamrapo options outstanding that had a fair value of $0.00 on the date of acquisition. The strike price of the options acquired ranged from $18.41-$29.25.

The merger with Pamrapo presents a unique opportunity to merge with a leading community financial institution that will strengthen the earning power of BCB Bancorp, as well as the added scale to undertake and solidify leadership positions in key business lines.

The results of Pamrapo’s operations are included in our unaudited Consolidated Statement of Income from the date of acquisition. In connection with the merger, the consideration paid and the net assets acquired were recorded at estimated fair value on the date of acquisition, as summarized in the following table, (in thousands).

Consideration paid
BCB Community Bancorp, Inc. common stock issued	$38,645

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value
Cash and cash equivalents	$22,979
Investment securities	86,770
Loans receivable	411,100
Federal Home Loan Bank of New York stock	2,878
Premises and equipment	4,465
Other real estate owned	789
Interest Receivable	1,905
Deferred income taxes	3,249
Other assets	1,264
Deposits	(435,810)
Borrowings	(43,815)
Other liabilities	(6,919)

Total identifiable net assets	48,855

Gain on bargain purchase recognized in non-interest income	$10,210

The above recognized amounts of loans receivable, premises and equipment, real estate owned, identifiable intangible assets, and other assets are preliminary estimates and are subject to adjustment as we are still in the process of obtaining all of the necessary information to complete our determination of the fair value of these items.

The securities portfolio we acquired consisted primarily of FHLMC and FNMA mortgage backed securities which were valued as of July 6, 2010 based on matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

We estimated the fair value for most loans acquired from Pamrapo by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity and repricing terms. Cash flows for each pool were estimated using an estimate of future credit losses and an estimated rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans are derived from the eventual sale of the collateral. The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indicies. We discounted these values using market derived rates of return with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Pamrapo’s allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value. Information about the acquired Pamrapo loan portfolio as of July 6, 2010 is as follows (in thousands):

Contractually required principal and interest at acquisition	$669,841
Contractual cash flows not expected to be collected (nonaccretabale discount)	(8,966)

Expected cash flows at acquisition	660,875
Interest component of expected cash flows (accretable discount)	249,775

Fair value of acquired loans	$411,100

The fair value of the office buildings and land is based on a market comparison analysis of similar type properties in the surrounding market area.

The fair value of the real estate owned is based upon independent third-party appraisals of the properties.

The fair value of savings and transaction deposit accounts acquired from Pamrapo was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by calculating the discounted cash flow. The discounted cash flows, at an individual account level, were then aggregated together by category type to determine the mark-to-market value of each time deposit category. The market values of all time deposit categories were added together to determine the total market value of the time deposit portfolio. The discount rate utilized for the discounted cash flow of each time deposit category was calculated based upon the median interest rate for market time deposits nearest the weighted average remaining maturity for that time deposit category.

The fair value of borrowings assumed was determined by estimating projected future cash outflows and discounting them at the current market rate of interest for similar type of borrowings.

Direct costs related to the acquisition were expensed as incurred. During the nine months ended September 30, 2010, we incurred $632,000 in merger related expenses related to the transaction, including $612,000 in professional services and $20,000 in other non-interest expenses.

The following table presents unaudited pro forma information, (in thousands), as if the acquisition of Pamrapo had occurred on both January 1, 2010 and January 1, 2009. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of fair value adjustments and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Pamrapo at the beginning of 2010 or 2009. In particular, potential cost savings are not reflected in the unaudited pro forma amounts.

	Pro forma Nine months ended
	September 30, 2010	September 30, 2009

Net interest income	$25,630	$25,401
Noninterest income	11,718	12,536
Noninterest expense	26,212	28,453
Net income	7,895	6,284

The amounts of revenue and earnings attributable to Pamrapo since the acquisition date included in the consolidated statement of income for the nine months ended September 30, 2010 are not disclosed due to the fact that the information is impracticable to provide.

Note 3 – Pension and Other Postretirement Plans

We acquired Pamrapo’s employer sponsored defined benefit pension plan (the “Plan”) for which participation and benefit accruals have been frozen since January 2010. Accordingly, no employees are permitted to commence participation in the Plan and future salary increases and future years of credited service are not considered when computing an employee’s benefits under the Plan. We also acquired Pamrapo’s Supplemental Executive Retirement Plan (the “SERP”). The SERP is a non-qualified benefit plan for which there are no assets.

The funded status of the pension and SERP plan is presented in the following table as of the acquisition date of July 6, 2010.

Financial Position of Pension Plan:
Accumulated Benefit Obligation	$(8,673,397)
Projected Benefit Obligation	(8,673,397)

Market Value of Assets	4,597,971

Funded Status	$(4,075,426)

Financial Position of the SERP Plan:
Accumulated Benefit Obligation	$(679,738)
Projected Benefit Obligation	(679,738)

Market Value of Assets	—

Funded Status	$(679,738)

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following for the periods indicated (in thousands):

	Three months ended September 30, 2010	Nine months ended September 30, 2010

Pension plan:
Interest cost	$123	$123
Expected return on plan assets	(91)	(91)

Net pension cost	$32	$32

SERP plan:
Interest cost	$10	$10

Net postretirement cost	$10	$10

Assumptions Used:

Discount Rate	5.500%
Long Term Rate of Return on Plan Assets	8.000%
Salary Increase Rate	N/A

Note 4 – Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. At and for the three and nine months ended September 30, 2010 and 2009, 258,264 and 234,170, respectively of outstanding stock options had no dilutive effect.

Note 5 – Securities Available for Sale

	September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities	$1,097	$50	$46	$1,101

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities	$1,324	$40	$18	$1,346

The age of unrealized losses and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2010
Equity Securities	$97	$46	$—	$—	$97	$46

December 31, 2009
Equity Securities	$—	$—	$982	$18	$982	$18

At September 30, 2010, management concluded that the unrealized losses above (which relate to two financial equity issues) are temporary in nature and does not believe that any of those unrealized losses represented an other-than-temporary impairment as they were primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover their cost and does not have the intent to sell the securities, and it is more likely than not that it would not have to sell the securities before recovery of their cost.

Note 6 – Securities Held to Maturity

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:
Due after one through five years	$3,315	$219	$—	$3,534
Due after ten years	41,652	50	16	41,686

	44,967	269	16	45,220

Residential mortgage-backed securities:
Due within one year	$13	$—	$—	$13
Due after one year through five years	893	—	3	890
Due after five years through ten years	61,459	716	186	61,989
Due after ten years	44,556	1,513	97	45,972

	106,921	2,229	286	108,864

Subordinated notes:
Due after one year through five years	$6,000	$—	$—	$6,000
Due after ten years	403	5	—	408

Municipal obligations:
Due after ten years	1,377	59	—	1,436

	7,780	64	—	7,844

	$159,668	$2,562	$302	$161,928

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:
Due after one through five years	$3,315	$254	$—	$3,569
Due after five years through ten years	515	—	3	512
Due after ten years	94,193	11	1,397	92,807

	98,023	265	1,400	96,888

Residential mortgage-backed securities:
Due within one year	$346	$—	$2	$344
Due after one year through five years	39	1	—	40
Due after five years through ten years	6,783	346	—	7,129
Due after ten years	27,453	1,217	21	28,649

	34,621	1,564	23	36,162

	$132,644	$1,829	$1,423	$133,050

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. At September 30, 2010 and December 31, 2009, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

The age of unrealized losses and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2010
U.S. Government Agencies	$14,032	$16	$—	$—	$14,032	$16
Residential mortgage-backed securities	73,251	286	—	—	73,251	286

	$87,283	$302	$—	$—	$87,283	$302

December 31, 2009
U.S. Government Agencies	$82,466	$1,400	$—	$—	$82,466	$1,400
Residential mortgage-backed securities	1,483	23	—	—	1,483	23

	$83,949	$1,423	$—	$—	$83,949	$1,423

Management does not believe that any of the unrealized losses at September 30, 2010, (which are related to six U.S. Government Agency bonds and ninety-nine residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 7 – Fair Values of Financial Instruments

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of September 30, 2010:

Securities available for sale	$1,101	$1,101	$—	$—

As of December 31, 2009:

Securities available for sale	$1,346	$1,346	$—	$—

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2010.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of September 30, 2010:

Impaired loans	$27,680	$—	$—	$27,680
OREO	$2,678	$—	$—	$2,678

As of December 31, 2009:

Impaired Loans	$5,657	$—	$—	$5,657

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost at September 30, 2010 and December 31, 2009.

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

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $29,448,000 and $7,030,000, net of a valuation allowance of $1,768,000 and $1,373,000 at September 30, 2010 and December 31, 2009, respectively.

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

The carrying values and estimated fair values of financial instruments were as follows at September 30, 2010 and December 31, 2009:

	September 30,		December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$125,333	$125,333	$67,347	$67,347
Securities available for sale	1,101	1,101	1,346	1,346
Securities held to maturity	159,668	161,928	132,644	133,050
Loans held for sale	3,334	3,334	4,275	4,275
Loans receivable	798,231	815,508	401,872	404,399
FHLB of New York stock	6,736	6,736	5,714	5,714
Interest receivable	6,229	6,229	3,799	3,799

Financial liabilities:
Deposits	907,372	912,146	463,738	467,371
Long-term debt	114,124	130,110	114,124	136,099
Interest payable	785	785	847	847

Note 8 – New Accounting Pronouncements

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

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

New Federal Legislation

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Actwas enacted. The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the Office of Thrift Supervision. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. BCB Bancorp will be subject to the new capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the date of enactment that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Completion of Acquisition

On July 6, 2010, the acquisition of Pamrapo Bancorp, Inc. was completed. The 100% stock transaction was valued at approximately $38.6 million based on the closing price of BCB Bancorp, Inc. of $7.83 per share. In accordance with the terms of the merger agreement, each share of Pamrapo Bancorp common stock has been converted into 1.00 share of BCB Bancorp’s common stock. BCB Bancorp common stock continues to be listed on the NASDAQ Global Market under the symbol “BCBP.”

Financial Condition

Total assets increased by $495.2 million or 78.4% to $1.13 billion at September 30, 2010 from $631.5 million at December 31, 2009. The increase in total assets occurred primarily as a result of the completion of the acquisition of Pamrapo Bancorp, Inc. Assets with a fair value of $535.4 million were acquired in the transaction. Absent the growth in the balance sheet due to the aforementioned, management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the first nine months of 2010, the composition of the Bank’s assets has emphasized cash and cash equivalents reflecting management’s desire to maintain higher than usual liquid investments during the current recessionary and low interest rate period. This decision reflects the lower return available to the Bank in the current environment versus the risk of aggressive lending or investment activity during the current economic downturn. We intend to continue to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $58.0 million or 86.2% to $125.3 million at September 30, 2010 from $67.3 million at December 31, 2009. Investment securities classified as held-to-maturity increased by $27.1 million or 20.4% to $159.7 million at September 30, 2010 from $132.6 million at December 31, 2009. This increase in investment securities was primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc. Investment securities totaling approximately $86.8 were acquired in the transaction, comprised primarily of government sponsored enterprise (GSE) mortgage backed securities. In conformity with accounting principles generally accepted in the United States of America, the investment securities acquired as part of the acquisition were recorded at their fair value at the consummation of the transaction. In addition to the aforementioned, the increase in investment securities occurred as a result of purchases of $62.4 million during the nine months ended September 30, 2010, partially offset by call options exercised on $106.6 million of callable agency securities and $14.1 million in repayments and prepayments in the mortgage backed security portfolio during the nine months ended September 30, 2010.

Loans receivable increased by $396.3 million or 98.6% to $798.2 million at September 30, 2010 from $401.9 million at December 31, 2009. The increase resulted primarily from the completion of the acquisition of Pamrapo Bancorp, Inc. In conformity with accounting principles generally accepted in the United States of America, the loans acquired were recorded at their fair value of $411.1 million at the consummation of the transaction. The increase resulted primarily from a $324.1 million increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions, a $39.5 million increase in commercial loans comprising business loans and commercial lines of credit, net of amortization, and a $33.4 million increase in consumer loans, net of amortization, partially offset by an $873,000 increase in the allowance for loan losses. The balance in the loan pipeline as of September 30, 2010 stood at $60.5 million. At September 30, 2010, the allowance for loan losses was $7.5 million or 17.7% of non-performing loans. As a result of the loans acquired in the business combination transaction being recorded at their fair value, the balance in the allowance for loan losses that was on the balance sheet of the former Pamrapo Bancorp, Inc., was not carried over in the acquired loan balance.

Deposit liabilities increased by $443.7 million or 95.7% to $907.4 million at September 30, 2010 from $463.7 million at December 31, 2009. The increase resulted primarily from the completion of the acquisition of Pamrapo Bancorp, Inc. Retail deposits totaling $435.8 million were acquired in the transaction comprised primarily of $125.1 million in savings and club accounts, $111.1 million in transaction accounts and $199.6 million in time deposit accounts. In conformity with accounting principles generally accepted in the United States of America, the retail deposits acquired in the business combination transaction were recorded at their fair value at the consummation of the transaction. The balance of the increase resulted primarily from a $14.1 million increase in savings and club accounts and a $1.8 million increase in transaction accounts, partially offset by an $8.1 million decrease in the time deposit accounts. During the nine months ended September 30, 2010, the Federal Open Market Committee, (FOMC), has continued its philosophy of keeping short term interest rates at historically low levels in an effort to lessen the recession in the American economy. This has resulted in a steepening of the yield curve, resulting in lower short term time deposit account yields which in turn has had the effect of decreasing interest expense.

The balance of borrowed money remained constant at $114.1 million for the periods ended September 30, 2010 and December 31, 2009. Subsequent to the completion of the acquisition of Pamrapo Bancorp, Inc., the balance of borrowed money increased by $43.8 million to $157.9 million as a result of the fair value of borrowed money assumed from

Pamrapo at the time of acquisition. Shortly thereafter, the balance of borrowed money that was assumed through the acquisition was repaid and therefore reduced the balance by the assumed amount of $43.8 million. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities.

Stockholders’ equity increased by $47.3 million or 92.0% to $98.7 million at September 30, 2010 from $51.4 million at December 31, 2009. The increase in stockholders’ equity is primarily attributable to an increase $38.4 million from the issuance of common stock to acquire Pamrapo Bancorp, Inc., and net income for the nine months ended September 30, 2010 of $11.2 million, primarily as a result of the gain on bargain purchase associated with the acquisition, partially offset by the payment of three quarterly cash dividends totaling $2.3 million representing three $0.12 per share payments during the nine months ended September 30, 2010. At September 30, 2010, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.78%, 14.47% and 15.28% respectively.

Results of Operations

Three Months

Net income increased by $8.6 million to $9.6 million for the three months ended September 30, 2010 from $984,000 for the three months ended September 30, 2009. The increase in net income was due to increases in net interest income and non-interest income and a decrease in income taxes, partially offset by increases in non-interest expense and the provision for loan losses. Net interest income increased by $3.1 million or 62.0% to $8.1 million for the three months ended September 30, 2010 from $5.0 million for the three months ended September 30, 2009. This increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $511.2 million or 84.3% to $1.1 billion for the three months ended September 30, 2010 from $606.3 million for the three months ended September 30, 2009, partially offset by a decrease in the average yield of interest earning assets to 4.34% for the three months ended September 30, 2010 from 5.75% for the three months ended September 30, 2009. The average balance of interest bearing liabilities increased by $433.5 million or 81.5% to $965.7 million for the three months ended September 30, 2010 from $532.2 million for the three months ended September 30, 2009 and the average cost of interest bearing liabilities decreased by one hundred seventeen basis points to 1.61% for the three months ended September 30, 2010 from 2.78% for the three months ended September 30, 2009. The decrease of one hundred seventeen basis points in the average cost of interest bearing liabilities was more than offset by the decrease of one hundred forty one basis points in the average yield on interest earning assets. As a consequence of the aforementioned, our net interest margin decreased to 2.94% for the three months ended September 30, 2010 from 3.31% for the three months ended September 30, 2009. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities is primarily due to the completion of the business combination transaction with Pamrapo Bancorp, Inc.

Interest income on loans receivable increased by $3.68 million or 53.6% to $10.55 million for the three months ended September 30, 2010 from $6.87 million for the three months ended September 30, 2009. The increase was primarily attributable to an increase in the average balance of loans receivable of $399.9 million or 96.7% to $813.4 million for the three months ended September 30, 2010 from $413.5 million for the three months ended September 30, 2009, partially offset by a decrease in the average yield on loans receivable to 5.19% for the three months ended September 30, 2010 from 6.65% for the three months ended September 30, 2009. The increase in the average balance of loans is primarily attributable to the acquisition of Pamrapo Bancorp, Inc. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of certain rates on loan facilities tied to variable indices, consistent with the decrease in the prime lending rate through the reduction in rates resulting from the FOMC’s philosophy of easing market rates. Further, as the average yield on the loans acquired in the business combination transaction with Pamrapo Bancorp Inc., were less than that of BCB Bancorp, Inc., as a stand-alone institution, the combination of both portfolios decreased the composite yield accordingly.

Interest income on securities decreased by $423,000 or 23.1% to $1.4 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. This decrease was primarily due to a decrease in the average yield of securities held-to-maturity to 3.53% for the three months ended September 30, 2010 from 4.82% for the three months ended September 30, 2009, partially offset by an increase in the average balance of securities held-to-maturity of $21.3 million or 14.0% to $173.5 million for the three months ended September 30, 2010 from $152.2 million for the three months ended September 30, 2009. The decrease in the average yield reflects the lower long term interest rate environment during the three months ended September 30, 2010 compared with the three months ended September 30, 2009. The increase in the average balance is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc.

Interest income on other interest-earning assets increased by $23,000 or 209.1% to $34,000 for the three months ended September 30, 2010 from $11,000 for the three months ended September 30, 2009. This increase was primarily due to an increase of $89.9 million or 220.9% in the average balance of other interest-earning assets to $130.6 million for the three months ended September 30, 2010 from $40.7 million for the three months ended September 30, 2009. The average yield on other interest-earning assets remained relatively static at 0.10% for the three month time periods ended September 30, 2010 and 2009. The increase in the average balance of other interest earning assets is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc. The static nature of the average yield on other interest earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels.

Total interest expense increased by $194,000 or 5.4% to $3.89 million for the three months ended September 30, 2010 from $3.69 million for the three months ended September 30, 2009. The increase resulted primarily from an increase in the balance of average interest bearing liabilities of $433.5 million or 81.5% to $965.7 million for the three months ended September 30, 2010 from $532.2 million for the three months ended September 30, 2009, partially offset by a decrease in the average cost of interest bearing liabilities of one hundred seventeen basis points to 1.61% for the three months ended September 30, 2010 from 2.78% for the three months ended September 30, 2009. The increase in the balance of average interest bearing liabilities is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc. The decrease in the average cost reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $800,000 and $300,000 for the three month periods ended September 30, 2010 and 2009, respectively. The increase in the provision for loan losses resulted primarily from the recognition of the poorly performing economy as well as an increase in both non-performing and impaired loans. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2010, the Bank experienced $80,000 in net charge-offs, (consisting of $80,000 in charge-offs and no recoveries). During the three months ended September 30, 2009, the Bank experienced $191,000 in net charge-offs, (consisting of $193,000 in charge-offs and $2,000 in recoveries). The Bank had non-performing loans totaling $42.4 million or 5.25% of gross loans at September 30, 2010, $12.5 million or 3.14% of gross loans at June 30, 2010 and $8.6 million or 2.05% of gross loans at September 30, 2009. The increase in non-performing loans resulted primarily from the acquisition of Pamrapo Bancorp, whose non-performing loans totaled $23.9 million at September 30, 2010. The allowance for loan losses was $7.5 million or 0.93% of gross loans at September 30, 2010, $6.8 million or 1.71% of gross loans at June 30, 2010 and $6.0 million or 1.43% of gross loans at September 30, 2009. The carrying value of the loans acquired from Pamrapo was $402.4 million at September 30, 2010. These loans were the primary reason for the decrease in the ratio of the allowance for loan losses to gross loans as there was no carryover of the historical Pamrapo allowance for credit losses related to these loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2010, June 30, 2010 and September 30, 2009.

Total non-interest income increased by $10.4 million to $10.6 million for the three months ended September 30, 2010 from $227,000 for the three months ended

September 30, 2009. The increase in non-interest income resulted primarily from the gain on bargain purchase associated with the completion of the acquisition of Pamrapo Bancorp, Inc. of $10.2 million for the three months ended September 30, 2010 from no such corresponding gain for the three months ended September 30, 2009. A bargain purchase is defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquisition. The increase in non-interest income is further explained by an increase of $152,000 or a 86.9% increase in fees and service charges and other non-interest income to $327,000 for the three months ended September 30, 2010 from $175,000 for the three months ended September 30, 2009, and an increase of $15,000 or 28.8% in gain on sale of loans originated for sale to $67,000 for the three months ended September 30, 2010 from $52,000 for the three months ended September 30, 2009. General fees, service charges and other income increased primarily as a result of a $67,000 recovery received through litigation on a real estate facility where insurance proceeds were improperly retained by a third party. The increase in gain on sale of loans originated for sale occurred primarily as a result of the active local market for refinancing one-to four-family residential mortgages, aided in large part by the low interest rate environment.

Total non-interest expense increased by $5.4 million or 168.6% to $8.6 million for the three months ended September 30, 2010 from $3.2 million for the three months ended September 30, 2009. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Pamrapo Bancorp, Inc. Salaries and employee benefits expense increased by $3.32 million or 230.6% to $4.76 million for the three months ended September 30, 2010 from $1.44 million for the three months ended September 30, 2009. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 173 at September 30, 2010, from 86 at September 30, 2009 as well as the recognition of the payout of voluntary termination packages offered to the employees in conjunction with the acquisition of Pamrapo Bancorp, Inc., totaling $1.1 million. Equipment expense increased by $576,000 or 107.3% to $1.1 million for the three months ended September 30, 2010 from $537,000 for the three months ended September 30, 2009. The primary component of this expense item is data service provider expense which increases with the growth in the Bank’s assets. Occupancy expense increased by $404,000 or 138.8% to $695,000 for the three months ended September 30, 2010 from $291,000 for the three months ended September 30, 2009. Regulatory assessments increased by $208,000 or 118.9% to $383,000 for the three months ended September 30, 2010 from $175,000 for the three months ended September 30, 2009. Merger related expenses increased by $68,000 or 30.9% to $288,000 for the three months ended September 30, 2010 compared to $220,000 for the three months ended September 30, 2009. Director fees increased by $11,000 or 9.2% to $131,000 for the three months ended September 30, 2010 from $120,000 for the three months ended September 30, 2009. Professional fees increased by $128,000 or 103.2% to $252,000 for the three months ended September 30, 2010 from $124,000 for the three months ended September 30, 2009. Advertising expense increased by $23,000 or 29.9% to $100,000 for the three months ended September 30, 2010 from

$77,000 for the three months ended September 30, 2009. Other non-interest expense increased by $627,000 or 273.8% to $856,000 for the three months ended September 30, 2010 from $229,000 for the three months ended September 30, 2009. The increase in other expenses occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is also comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income taxes decreased by $1.0 million to a benefit of $275,000 for the three months ended September 30, 2010 from $752,000 for the three months ended September 30, 2009, reflecting decreased taxable income during the three month time period ended September 30, 2010. While net income increased substantially in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, this increase was primarily attributable to the gain on bargain purchase related to the completion of the acquisition of Pamrapo Bancorp, Inc. As the gain associated with this transaction is a non-taxable event, the income tax provision for the three months ended September 30, 2010 was calculated exclusive of this gain. Exclusive of the gain on bargain purchase accounting, the Company would have recorded a loss before income taxes of $878,000 for the three months ended September 30, 2010. The consolidated effective tax rate for the three months ended September 30, 2009 was 43.3%.

Nine Months of Operations

Net income increased by $8.2 million or 273.3% to $11.2 million for the nine months ended September 30, 2010 from $3.0 million for the nine months ended September 30, 2009. The increase in net income was due to increases in net interest income and non-interest income and a decrease in income taxes, partially offset by increases in non-interest expense and the provision for loan losses. Net interest income increased by $3.2 million or 22.4% to $17.5 million for the nine months ended September 30, 2010 from $14.3 million for the nine months ended September 30, 2009. This increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $196.6 million or 33.2% to $789.2 million for the nine months ended September 30, 2010 from $592.6 million for the nine months ended September 30, 2009, partially offset by a decrease in the average yield on interest earning assets to 4.69% for the nine months ended September 30, 2010 from 5.81% for the nine months ended September 30, 2009. The average balance of interest bearing liabilities increased by $168.6 million or 32.4% to $688.4 million for the nine months ended September 30, 2010 from $519.8 million for the nine months ended September 30, 2009 and the average cost of interest bearing liabilities decreased by one hundred basis points to 1.96% for the nine months ended September 30, 2010 from 2.96% for the nine months ended September 30, 2009. The decrease of one hundred basis points in the average cost of interest bearing liabilities was more than offset by a decrease of one hundred twelve basis points in the average yield on interest earning assets. As a consequence of the aforementioned, our net interest margin decreased to 2.98% for the nine months ended September 30, 2010 from 3.21% for the nine months ended September 30, 2009. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities is primarily due to the completion of the acquisition of Pamrapo Bancorp, Inc.

Interest income on loans receivable increased by $2.8 million or 13.6% to $23.4 million for the nine months ended September 30, 2010 from $20.6 million for the nine months ended September 30, 2009. The increase was primarily attributable to an increase in the average balance of loans receivable of $128.3 million or 31.2% to $540.0 million for the nine months ended September 30, 2010 from $411.7 million for the nine months ended September 30, 2009, partially offset by a decrease in the average yield on loans receivable to 5.77% for the nine months ended September 30, 2010 from 6.67% for the nine months ended September 30, 2009. The increase in average balance of loans receivable is primarily attributable to the completion of the business combination transaction with Pamrapo Bancorp, Inc. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of certain rates on loan facilities tied to variable indices, consistent with the decrease in the prime lending rate through the reduction in rates forwarded by the FOMC’s philosophy of easing market rates. Further, as the average yield on the loans acquired in the acquisition of Pamrapo Bancorp Inc., were less than that of BCB Bancorp, Inc., as a stand-alone institution, the combination of both portfolios decreased the composite yield accordingly.

Interest income on securities decreased by $963,000 or 18.5% to $4.2 million for the nine months ended September 30, 2010 from $5.2 million for the nine months ended September 30, 2009. This decrease was primarily due to a decrease in the average yield of securities held-to-maturity to 3.83% for the nine months ended September 30, 2010 from 5.15% for the nine months ended September 30, 2009, partially offset by an increase in the average balance of securities held-to-maturity of $17.0 million or 12.6% to $151.7 million for the nine months ended September 30, 2010 from $134.7 million for the nine months ended September 30, 2009. The decrease in the average yield reflects the lower long term interest rate environment during the nine months ended September 30, 2010. The increase in the average balance is primarily attributable to the completion of the business combination transaction with Pamrapo Bancorp, Inc.

Interest income on other interest-earning assets increased by $40,000 or 117.6% to $74,000 for the nine months ended September 30, 2010 from $34,000 for the nine months ended September 30, 2009. This increase was primarily due to an increase of $51.4 million or 111.3% in the average balance of other interest-earning assets to $97.6 million for the nine months ended September 30, 2010 from $46.2 million for the nine months ended September 30, 2009. The average yield on other interest-earning assets remained relatively static at 0.10% for the three month time periods ended September 30, 2010 and 2009. The increase in the average balance of other interest earning assets is primarily attributable to the completion of the business combination transaction with Pamrapo Bancorp, Inc. The static nature of the average yield on other interest earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels in an effort to lessen the recession in the American economy.

Total interest expense decreased by $1.4 million or 12.2% to $10.1 million for the nine months ended September 30, 2010 from $11.5 million for the nine months ended September 30, 2009. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities by one hundred basis points to 1.96% for the nine months ended September 30, 2010 from 2.96% for the nine months ended September 30, 2009, partially offset by an increase in the balance of average interest bearing liabilities of $168.6 million or 32.4% to $688.4 million for the nine months ended September 30, 2010 from $519.8 million for the nine months ended September 30, 2009. The increase in the balance of average interest bearing liabilities is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc. The decrease in the average cost reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $1.55 million for the nine months ended September 30, 2010 and $950,000 for the nine months ended September 30, 2009. The increase in the provision for loan losses resulted primarily from the recognition of the poorly performing economy as well as an increase in both non-performing and impaired loans. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2010, the Bank experienced $677,000 in net charge-offs (consisting of $689,000 in charge-offs and $12,000 in recoveries). During the nine months ended September 30, 2009, the Bank experienced $207,000 in net charge-offs (consisting of $209,000 in charge-offs and $2,000 in recoveries). The Bank had non-performing loans totaling $42.4 million or 5.25% of gross loans at September 30, 2010, $11.9 million or 2.92% of gross loans at December 31, 2009 and $8.6 million or 2.05% of gross loans at September 30, 2009. The increase in non-performing loans resulted primarily from the acquisition of Pamrapo Bancorp, whose non-performing loans totaled $23.9 million at September 30, 2010. The allowance for loan losses was $7.5 million or 0.93% of gross loans at September 30, 2010, $6.6 million or 1.62% of gross loans at December 31, 2009 and $6.0 million or 1.43% of gross loans at September 30, 2009. The carrying value of the loans acquired from Pamrapo was $402.4 million at September 30, 2010. These loans were the primary reason for the decrease in the ratio of the allowance for loan losses to gross loans as there was no carryover of the historical Pamrapo allowance for credit losses related to these loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2010, December 31, 2009 and September 30, 2009.

Total non-interest income increased by $10.48 million to $11.1 million for the nine months ended September 30, 2010 from a $650,000 for the nine months ended September 30, 2009. The increase in non-interest income resulted primarily from the gain on bargain purchase associated with the completion of the acquisition of Pamrapo Bancorp, Inc. of $10.2 million for the nine months ended September 30, 2010 from no such corresponding gain for the nine months ended September 30, 2009. A bargain purchase is defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquisition. The increase in non-interest income is further explained by an increase of $279,000 or a 60.0% increase in fees and service charges and other non-interest income to $744,000 for the nine months ended September 30, 2010 from $465,000 for the nine months ended September 30, 2009, and an increase of $15,000 or 8.3% in gain on sales of loans originated for sale to $195,000 for the nine months ended September 30, 2010 from $180,000 for the nine months ended September 30, 2009, partially offset by a decrease of $19,000 in gain on sale of real estate owned to a loss of $14,000 for the nine months ended September 30, 2010 from $5,000 for the nine months ended September 30, 2009. General fees, service charges and other income increased primarily as a result of a $67,000 recovery received through litigation on a real estate facility where insurance proceeds were improperly retained by a third party. The increase in gain on sale of loans originated for sale occurred primarily as a result of the active local market for refinancing one-to four-family residential mortgages, aided in large part by the low interest rate environment.

Total non-interest expense increased by $6.0 million or 66.7% to $15.0 million for the nine months ended September 30, 2010 from $9.0 million for the nine months ended September 30, 2009. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Pamrapo Bancorp, Inc. Salaries and employee benefits expense increased by $3.46 million or 85.0% to $7.53 million for the nine months ended September 30, 2010 from $4.07 million for the nine months ended September 30, 2009. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 173 at September 30, 2010, from 86 at September 30, 2009 as well as the recognition of the payout of voluntary termination packages offered to the employees in conjunction with the acquisition of Pamrapo Bancorp, Inc., totaling $1.1 million. Equipment expense increased by $625,000 or 39.6% to $2.20 million for the nine months ended September 30, 2010 from $1.58 million for the nine months ended September 30, 2009. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Occupancy expense increased by $418,000 or 49.9% to $1.26 million for the nine months ended September 30, 2010 from $837,000 for the nine months ended September 30, 2009. Advertising expense increased by $42,000 or 21.4% to $238,000 for the nine months ended September 30, 2010 from $196,000 for the nine months ended September 30, 2009. Regulatory assessments increased by $20,000 or

2.8% to $745,000 for the nine months ended September 30, 2010 from $725,000 for the nine months ended September 30, 2009. Merger related expenses increased by $337,000 or 114.2% to $632,000 for the nine months ended September 30, 2010 compared to $295,000 for the nine months ended September 30, 2009. Director fees increased by $35,000 or 11.3% to $345,000 for the nine months ended September 30, 2010 from $310,000 for the nine months ended September 30, 2009. Professional fees increased by $137,000 or 44.5% to $445,000 for the nine months ended September 30, 2010 from $308,000 for the nine months ended September 30, 2009. Other non-interest expense increased by $950,000 or 142.0% to $1.62 million for the nine months ended September 30, 2010 from $669,000 for the nine months ended September 30, 2009. The increase in other expenses occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is also comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased $1.1 million or 55.0% to $865,000 for the nine months ended September 30, 2010 from $2.0 million for the nine months ended September 30, 2009 reflecting decreased taxable income during the nine month time period ended September 30, 2010. While net income increased substantially in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, this increase was primarily attributable to the gain on bargain purchase related to the completion of the acquisition of Pamrapo Bancorp, Inc. As the gain associated with this transaction is a non-taxable event, the income tax provision for the nine months ended September 30, 2010 was calculated exclusive of this gain. Exclusive of the gain on bargain purchase, income for the nine months ended September 30, 2010 would have been $1.9 million. The consolidated effective income tax rate for the nine months ended September 30, 2010, exclusive of the gain on bargain purchase, was 45.5% as compared to 40.3% for the nine months ended September 30, 2009.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2010. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2010. The following sets forth the Company’s NPV as of that date.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$94,165	$(20,972)	-18.21%	8.74%	-121 bps
+200bp	111,499	(3,638)	-3.16	10.03	8 bps
+100bp	116,584	1,448	1.26	10.26	31 bps
PAR	115,136	—	—	9.95	—

bp – basis points

The table above indicates that at September 30, 2010, in the event of a 100 basis point increase in interest rates, we would experience a 1.26% increase in NPV.

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

ITEM 4T.

Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At September 30, 2010, we were not involved in any material legal proceedings, the outcome of which would have a material adverse affect on our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company’s common stock. This plan commenced upon the completion of the prior plan. On July 20, 2010, the Company announced a fourth stock repurchase plan to repurchase 5% or 479,965 shares of the Company’s common stock. The Company’s stock purchases for the three months ended September 30, 2010 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

7/1-7/31	—	$—	—	611,074
8/1-8/31	—	$—	—	611,074
9/1-9/30	12,648	$8.79	12,648	598,426

Total	12,648	$8.79	12,648	598,426

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 11.0 Computation of Earnings per Share.

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

BCB BANCORP, INC.

Date: November 15, 2010	By:	/s/ Donald Mindiak
Donald Mindiak
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Kenneth Walter
Kenneth Walter
Chief Financial Officer