Form 10-K
period 2010-12-31
BCB BANCORP INC
filed 2011-03-31
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒           Annual Report  Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For the fiscal ended December 31, 2010.
or
*           Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For the transition period from ______________ to ______________.

Commission file number: 000-50275

BCB BANCORP, INC.
(Exact name of registrant as specified in its charter)

New Jersey	26-0065262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104-110 Avenue C, Bayonne, New Jersey	07002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (201) 823-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market, LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by the Nasdaq Capital Market, was approximately $27.0 million.

As of March 1, 2011, there were issued 9,402,779 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).
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

BCB Bancorp, Inc.

BCB Bancorp, Inc. (the “Company”) is a New Jersey corporation, and is the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. At December 31, 2010 we had $1.1 billion in consolidated assets, $886.3 million in deposits and $99.0 million in consolidated stockholders’ equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank.  We changed our name from Bayonne Community Bank to BCB Community Bank in April of 2007.  On July 6, 2010, the Company completed its acquisition of Pamrapo Bancorp, Inc.  All information contained in this Annual Report on Form 10-K reflects the impact of the acquisition of Pamrapo Bancorp, Inc. from the date of the acquisition.  At December 31, 2010, we operated through ten branches in Bayonne, Jersey City, Hoboken and Monroe Township, New Jersey and through our executive office located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) and we are a member of the Federal Home Loan Bank System.

We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and to invest funds held in deposit accounts at the Bank, together with funds generated from operations, in investment securities and loans. We offer our customers:

•
loans, including commercial and multi-family real estate loans, one- to four-family mortgage loans, home equity loans, construction loans, consumer loans and commercial business loans.  In recent years the primary growth in our loan portfolio has been in loans secured by commercial real estate and multi-family properties. Conversely, in 2010, we deemphasized the origination of construction loans;

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

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service.  Management’s and the Board of Directors’ extensive knowledge of the Hudson County market differentiates us from our competitors. Our business strategy incorporates the following elements: maintaining a community focus, focusing on profitability, continuing our growth, concentrating on real estate based lending, capitalizing on market dynamics, providing attentive and personalized service and attracting highly qualified and experienced personnel.

Maintaining a community focus.  Our management and Board of Director’s have strong ties to the Bayonne community.  Many members of the management team are Bayonne natives and are active in the community through non-profit board membership, local business development organizations, and industry associations.  In addition, our board members are well established professionals and business people in the Bayonne area.  Management and the Board are interested in making a lasting contribution to the Bayonne community and have succeeded in attracting deposits and loans through attentive and personalized service.

Focusing on profitability.  For the year ended December 31, 2010, our return on average equity was 22.67% and our return on average assets was 1.62%. Our earnings per diluted share increased from $1.08 for the year ended December 31, 2006 to $2.05 for the year ended December 31, 2010. Earnings per share results have come under pressure recently, primarily as a result of the pervasive economic downturn in both the national and local economy as well as several one-time events. Management is committed to maintaining profitability by diversifying the products, pricing and services we offer.

Continuing our growth.  We have consistently increased our assets.  In addition to organic growth, the acquisition of Pamrapo Bancorp, Inc. resulted in our assets increasing from $631.5 million at December 31, 2009 to $1.1 billion at December 31, 2010.   Moreover, we have maintained our asset quality ratios while growing the loan portfolio. At December 31, 2010, our non-performing assets to total assets ratio was 4.10%.

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

Capitalizing on market dynamics. The consolidation of the banking industry in Hudson County has provided a unique opportunity for a customer focused banking institution, such as the Bank.  We believe our local roots and community focus provides the bank with an opportunity to capitalize on the consolidation in our market area. This consolidation has moved decision making away from local, community-based banks to much larger banks headquartered outside of New Jersey.  We believe our local roots and community focus provides the Bank with an opportunity to capitalize on the consolidation in our market area.

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

Our Market Area

We are located in the City of Bayonne, Jersey City and Hoboken in Hudson County, and Monroe Township in Middlesex County, New Jersey.  The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area.   Following our acquisition of Pamrapo Bancorp, Inc. our market area expanded to include branch offices in Jersey City and Monroe Township, New Jersey.

Our market area includes the City of Bayonne, Jersey City, portions of Hoboken and Monroe Township, New Jersey. These areas are all considered “bedroom” or “commuter” communities to Manhattan.  Our market area is well-served by a network of arterial roadways including Route 440 and the New Jersey Turnpike.

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

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Type of loans:	(Dollars in Thousands)
Real estate loans:
Residential	$234,435	29.98%	$76,490	18.70%	$74,039	17.94%	$55,248	14.96%	$43,993	13.64%
Construction	17,848	2.28	51,330	12.55	62,483	15.14	49,984	13.53	38,882	12.06
Commercial and multi-family	410,212	52.45	223,792	54.71	223,179	54.07	208,108	56.35	192,141	59.60
Home equity(2)	63,603	8.13	34,298	8.39	38,065	9.22	35,397	9.58	32,321	10.02
Commercial business(1)	54,160	6.93	22,487	5.50	14,098	3.42	19,873	5.38	14,705	4.56
Consumer	1,816	0.23	641	0.15	920	0.21	739	0.20	396	0.12

Total	782,074	100.00%	409,038	100.00%	412,784	100.00%	369,349	100.00%	322,438	100.00%
Less:
Deferred loan fees, net	556		522		654		630		575
Allowance for loan losses	8,417		6,644		5,304		4,065		3,733
Total loans, net	$773,101		$401,872		$406,826		$364,654		$318,130
__________
(1) Includes business lines of credit
(2) Includes home equity lines of credit

Loan Maturities.  The following table sets forth the contractual maturity of our loan portfolio at December 31, 2010.  The amount shown represents outstanding principal balances.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less.  Variable-rate loans are shown as due at the time of repricing.  The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due after 5 Years	Total
	(In Thousands)
Residential	$1,812	$2,988	$229,635	$234,435
Construction	15,805	1,630	413	17,848
Commercial business(1)	20,784	18,671	14,705	54,160
Commercial and multi-family	20,359	60,837	329,016	410,212
Home equity(2)	1,526	3,993	58,084	63,603
Consumer	111	537	1,168	1,816
Total amount due	$60,397	$88,656	$633,021	$782,074

Loans with Predetermined or Floating or Adjustable Rates of Interest.  The following table sets forth the dollar amount of all loans at December 31, 2010 that are due after December 31, 2011, and have predetermined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Residential	$225,704	$6,919	$232,623
Construction	1,017	1,026	2,043
Commercial business(1)	14,103	19,273	33,376
Commercial and multi-family	181,072	208,781	389,853
Home equity(2)	52,905	9,172	62,077
Consumer	1,700	5	1,705
Total amount due	$476,501	$245,176	$721,677
__________
(1) Includes business lines of credit
(2) Includes home equity lines of credit

Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years. Our largest commercial loan had a principal balance of $2.9 million at December 31, 2010, was secured by a mixed use residential/commercial property and was performing in accordance with its terms on that date. Our largest multi-family loan had a principal balance of $4.4 million at December 31, 2010. This loan, which was operating under the terms of a work-out plan and had performed according to its adjusted terms, had that workout plan expire on December 31, 2010. The loan will now return to its original terms and is expected to perform as required.

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

Residential One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located primarily in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance.  We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance.  We originate both fixed rate and adjustable rate loans.  One- to four-family loans may have terms of up to 30 years.  The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years.  We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30-year amortization period. We offer these loans with a fixed rate for the first five years with repricing following every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan.  We also broker for a third party lender one- to four-family residential loans, which are primarily fixed rate loans with terms of 30 years.  Our loan brokerage activities permit us to offer customers longer-term fixed rate loans we would not otherwise originate while providing a source of fee income.  During 2010, we brokered $19.4 million in one- to four-family loans and recognized gains of $295,000 from the sale of such loans.  As a result of the Pamrapo Bancorp acquisition we were able to market our one-to-four-family origination program to a broader cross-section of our primary market area.

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

Construction Loans. We offer loans to finance the construction of various types of commercial and residential property.  We originated $5.4 million of such loans during the year ended December 31, 2010.  Construction loans to builders generally are offered with terms of up to eighteen months and interest rates are tied to the prime rate plus a margin. During 2010, we deemphasized the origination of construction loans. These loans generally are offered as adjustable rate loans.  We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order.  Construction loan funds are disbursed as the project progresses. At December 31, 2010, our largest construction loan was $3.8 million, of which $2.8 million was disbursed. This construction loan has been made for the construction of twenty-one residential units. At December 31, 2010, this loan was performing in accordance with its terms.

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

Home Equity Loans and Home Equity Lines of Credit.  We offer home equity loans and lines of credit that are secured by the borrower’s primary residence.  Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit.  Home equity loans and lines of credit are offered with terms up to 15 years.  Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate.  Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one- to four-family loans.  Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.  At December 31, 2010, the outstanding balances of home equity loans and lines of credit totaled $63.6 million, or 8.13% of our loan portfolio.

Commercial Business Loans.  Our commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income.  Our underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant’s business.  Commercial business loans are generally made to small and mid-sized companies located within the State of New Jersey. In most cases, we require collateral of real estate, equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan.  Our largest commercial business loan at December 31, 2010 was an unsecured loan to a local Board of Education and had a principal balance of $6.2 million. This loan was performing in accordance with its terms as of that date.

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

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands)

Beginning of period	$409,038	$412,784	$369,349	$322,438	$288,145

Loans Acquired Through Merger	412,142	—	—	—	—

Originations by Type:
Real estate mortgage:
Residential	13,408	19,509	9,683	6,454	9,203
Construction	5,366	16,060	15,591	48,415	34,889
Home equity	7,995	3,015	9,699	14,512	15,821
Commercial and multi-family	31,604	33,809	63,601	55,892	51,542
Commercial business	47,607	17,843	11,624	16,987	7,946
Consumer	200	132	492	215	222
Total loans originated	106,180	90,368	110,690	142,475	119,623

Purchases:
Real estate mortgage:
Residential	—	—	—	—	—
Construction	676	1,744	113	3,726	4,870
Home equity	—	—	—	—	—
Commercial and multi-family	992	—	—	5,267	1,737
Commercial business	—	—	—	600	400
Consumer	—	—	—	—	—
Total loans purchased	1,668	1,744	113	9,593	7,007

Sales:
Real estate mortgage:
Residential	—	—	—	—	—
Construction	493	1,238	2,523	5,040	2,044
Home equity	—	—	—	—	—
Commercial and multi-family	1,085	—	—	1,275	3,388
Commercial business	130	—	—	—	—
Consumer	—	—	—	—	—
Total loans sold	1,708	1,238	2,523	6,315	5,432

Principal repayments	138,539	94,549	63,651	97,396	86,905
Transfer of loans to real estate owned	6,887	71	1,194	1,446	—
Total reductions	145,246	94,620	64,845	98,842	92,337

Net increase (decrease)	373,036	(3,746)	43,435	46,911	34,293

Ending balance	$782,074	$409,038	$412,784	$369,349	$322,438

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

Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2010, our outstanding loan origination commitments totaled $3.0 million, standby letters of credit totaled $2.0 million, outstanding construction loans in progress totaled $5.2 million and undisbursed lines of credit totaled $33.7 million.

Loan Delinquencies.  We send a notice of nonpayment to borrowers when their loan becomes 15 days past due.  If such payment is not received by month end, an additional notice of nonpayment is sent to the borrower.  After 60 days, if payment is still delinquent, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated. In an effort to more closely monitor the performance of our loan portfolio and asset quality, the Bank has created various concentration of credit reports, specifically as it relates to our construction and commercial real estate portfolios. These reports stress test declining property values up to and including a 25% value deprecation to the original appraised value to determine our potential exposure.

Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued. Income is subsequently recognized only to the extent that cash payments are received until delinquency status is reduced to less than ninety days, in which case the loan is returned to accrual status.  At December 31, 2010, we had $41.8 million in non-accruing loans. Our largest exposure of non-

performing loans at that date consisted of two loans, with one specific borrower with a combined principal balance of $3.0 million, collateralized by two multi-unit apartment complexes. These units are under contract to have their notes sold to a third party. The closing on these facilities occurred during the first quarter of 2011, with the bank realizing a loss of approximately $76,000. Another loan relationship consisting of two loans with one specific borrower and a balance of $2.25 million is also in non-accrual status. This borrower is in foreclosure and while there has been a certain level of depreciation of the underlying collateral, the Bank believes that upon conveyance and disposition of the properties, the Bank will not incur a loss on these facilities.

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired and a loan is not impaired during a period of delay in payment, if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.  We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2010, we had fifty seven loans with an unpaid principal balance totaling $33.6 million which are classified as impaired and on which loan loss allowances totaling $2.1 million have been established.  During 2010, interest income of $2.1 million was recognized on impaired loans during the time of impairment.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2010				At December 31, 2009
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
Residential	9	$3,706	48	$15,115	3	$3,973	5	$1,559
Construction	—	—	7	2,773	—	—	7	4,343
Home equity	7	694	20	1,632	2	517	2	251
Commercial and multi-family	9	5,391	64	21,147	5	2,729	8	5,280
Total	25	9,791	139	40,667	10	7,219	22	11,433

Commercial business	4	456	5	861	1	369	1	500
Consumer	1	5	4	283	—	—	—	—
Total delinquent loans	30	$10,252	148	$41,811	11	$7,588	23	$11,933

Delinquent loans to total loans		1.31%		5.35%		1.86%		2.92%

	At December 31, 2008				At December 31, 2007
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
Residential	3	$1,507	4	$1,213	—	$—	1	$319
Construction	1	360	—	—	—	—	1	1,247
Home equity	—	—	—	—	—	—	1	149
Commercial and multi-family	2	265	5	2,515	2	1,770	5	2,558
Total	6	2,132	9	3,728	2	1,770	8	4,273

Commercial business	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total delinquent loans	6	$2,132	9	$3,728	2	$1,770	8	$4,273

Delinquent loans to total loans		0.51%		0.90%		0.48%		1.16%

	At December 31, 2006
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
Residential	—	$—	—	$—
Construction	1	1,356	—	—
Home equity	—	—	—	—
Commercial and multi-family	—	—	1	307
Total	1	1,356	1	307

Commercial business	—	—	—	—
Consumer	1	2	1	16
Total delinquent loans	2	$1,358	2	$323

Delinquent loans to total loans		0.42%		0.10%

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accruing loans:
Residential	$15,115	$1,559	$1,213	$319	$—
Construction	2,773	4,343	—	1,247	—
Home equity	1,632	251	—	149	—
Commercial and multi-family	21,147	5,280	2,515	2,039	307
Commercial business	861	500	—	—	—
Consumer	283	—	—	—	16
Total	41,811	11,933	3,728	3,754	323

Accruing loans delinquent more than 90 days:
Residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and multi-family	—	—	—	519	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	519	—

Total non-performing loans	41,811	11,933	3,728	4,273	323
Foreclosed assets	3,602	1,270	1,435	287	—

Total non-performing assets	$45,413	$13,203	$5,163	$4,560	$323
Total non-performing assets as a percentage of total assets	4.10%	2.09%	0.89%	0.81%	0.06%
Total non-performing loans as a percentage of total loans	5.35%	2.92%	0.90%	1.16%	0.10%

For the year ended December 31, 2010, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $1.9 million.  We received and recorded $280,000 in interest income for such loans for the year ended December 31, 2010.  The year over year increase in non-performing loans reflects nonperforming loans acquired as part of the Pamrapo Bancorp, Inc. acquisition.

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

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2010, we had $668,000 in assets classified as loss, all of which is considered impaired, $16.8 million in assets classified as doubtful, of which $5.4 million was classified as impaired, $31.5 million in assets classified as substandard, of which $11.4 million was classified as impaired and $40.1 million in assets classified as special mention, of which $11.5 million was classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies.  The grades assigned and definitions are as follows, and loans graded excellent, above average, good and watch list (risk ratings 1-4) are treated as “pass” for grading purposes:

5 – Special Mention- Loans currently performing but with potential weaknesses including adverse trends in borrower’s operations, credit quality, financial strength, or possible collateral deficiency.

6 – Substandard- Loans that are inadequately protected by current sound worth, paying capacity, and collateral support.  Loans on “nonaccrual” status.  The loan needs special and corrective attention.

7 – Doubtful- Weaknesses in credit quality and collateral support make full collection improbable, but pending reasonable factors remain sufficient to defer the loss status.

8 – Loss- Continuance as a bankable asset is not warranted. However, this does not preclude future attempts at partial recovery.

Allowances for Loan Losses.  A provision for loan losses is charged to operations based on management’s evaluation of the losses that may be incurred in our loan portfolio.  In addition, our determination of the amount of the allowance for loan losses is subject to review by the New Jersey Department of Banking and Insurance and the FDIC, as part of their examination process. After a review of the information available, our regulators might require the establishment of an additional allowance. Any increase in the loan loss allowance required by regulators would have a negative impact on our earnings. Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements.  These elements include a general allocated allowance for impaired loans, a specific allowance for impaired loans, and an unallocated portion.

The Company consistently applies the following comprehensive methodology.  During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include:

·	General economic conditions.

·	Trends in charge-offs.

·	Trends and levels of delinquent loans.

·	Trends and levels of non-performing loans, including loans over 90 days delinquent.

·	Trends in volume and terms of loans.

·	Levels of allowance for specific classified loans.

·	Credit Concentrations

The methodology includes the segregation of the loan portfolio into two divisions.  Loans that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance of performing loans are evaluated based on historical loan loss peer analysis with an adjustment for qualitative factors  due to economic conditions in the market. Impaired loans are loans which are 60 or more days delinquent or troubled debt restructured.  These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value.  Impaired loans which do not produce a specific loan loss are reconsidered under the general valuation method of performing loans.  Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates by definition lack precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$6,644	$5,304	$4,065	$3,733	$3,090

Charge-offs:
Residential	—	—	—	—	—
Construction	15	—	90	270	—
Commercial business(1)	351	—	3	—	66
Commercial and multi-family	323	205	—	—	—
Home equity(2)	—	—	—	—	—
Consumer	—	7	8	15	1
Total charge-offs	689	212	101	285	67

Recoveries	12	2	40	17	85
Net charge-offs (recoveries)	677	210	61	268	(18)
Provisions charged to operations	2,450	1,550	1,300	600	625
Ending balance	$8,417	$6,644	$5,304	$4,065	$3,733

Ratio of non-performing assets to total assets at the end of period	4.10%	2.09%	0.89%	0.81%	0.06%

Allowance for loan losses as a percent of total loans outstanding	1.08%	1.62%	1.28%	1.10%	1.16%

Ratio of net charge-offs (recoveries) during the period to total loans outstanding at end of the period	0.09%	0.05%	0.01%	0.07%	(0.01)%

Ratio of net charge-offs (recoveries) during the period to non-performing loans	1.62%	1.79%	1.64%	6.27%	(5.57)%
____________
(1) Includes business lines of credit
(2) Includes home equity lines of credit

Allocation of the Allowance for Loan Losses.  The following table illustrates the allocation of the allowance for loan losses for each category of loan.  The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
	(Dollars in Thousands)
Type of loan:
Residential	$171	29.98%	$430	18.70%	$688	17.94%	$221	14.96%	$69	13.64%
Construction	426	2.28	1,437	12.55	941	15.14	885	13.53	1,068	12.06
Home equity	204	8.13	186	8.39	167	9.22	172	9.58	126	10.02
Commercial and multi-family	6,179	52.45	4,184	54.71	3,175	54.07	2,476	56.35	2,285	59.60
Commercial business	1,286	6.93	365	5.50	216	3.42	262	5.38	168	4.56
Consumer	18	0.23	42	0.15	117	0.21	49	0.20	17	0.12
Unallocated	133	-	-	-	-	-	-	-	-	-
Total	$8,417	100.00%	$6,644	100.00%	$5,304	100.00%	$4,065	100.00%	$3,733	100.00%

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

Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as held-to-maturity, available for sale or trading. As of December 31, 2010, the amortized cost of securities classified as held-to-maturity was $165.6 million. We had $1.1 million in securities classified as available for sale, and no securities classified as trading.  Securities classified as available for sale are reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2010, our securities classified as held-to-maturity had a fair value of $166.8 million. Changes in the fair value of securities classified as held-to-maturity do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. At December 31, 2010, management concluded that all unrealized losses were temporary in nature since they are related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Company has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses. During the year ended December 31, 2010, we had no securities sales.

At December 31, 2010, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and (iv) certificates of deposit.  The Board of Directors may authorize additional investments.  At December 31, 2010, our U.S. Government agency securities totaled $30.8 million, all of which were classified as held-to-maturity and which primarily consisted of callable securities issued by government sponsored enterprises.  Our level of U.S. government agency securities totaled $98.0 million at December 31, 2009. The decrease during 2010 reflects the maturity or call of $130.5 million in U.S. government agency securities.

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

Mortgage-backed securities typically are issued with stated principal amounts.  The securities are backed by pools of mortgage loans that have interest rates that are within a set range and have varying maturities.  The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans.  Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates.  The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder.  The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.  Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  As a result of our acquisition of Pamrapo Bancorp, Inc. and our own internal activities, our level of mortgage backed securities, all of which are classified as held to maturity, increased from $34.6 million at December 31, 2009 to $127.0 million at December 31, 2010.

Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2010	2009	2008
	(In Thousands)
Securities available for sale:
Equity securities	$1,098	$1,346	$888
Securities held to maturity:
U.S. Government and Agency securities	30,838	98,023	98,607
Mortgage-backed securities	126,955	34,621	42,673
Corporate subordinated notes	6,000	—	—
Municipal obligations	1,376	—	—
Trust originated preferred security	403	—	—
Total securities held to maturity	165,572	132,644	141,280
FHLB stock	6,723	5,714	5,736
Total investment securities	$173,393	$139,704	$147,904

The following table shows our securities held-to-maturity purchase, sale and repayment activities for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Securities acquired through merger	$86,770	$—	$—

Purchases:
Fixed-rate	$104,997	$147,647	$60,606
Total purchases	$104,997	$147,647	$60,606

Sales:
Fixed-rate	$—	$—	$—
Total sales	$—	$—	$—

Principal Repayments:
Repayment of principal	$(156,757)	$155,553	$84,400
Increase (decrease) in other items, net	(2,082)	730	(58)
Net (decreases) increases	$32,928	$(8,636)	$(23,850)

Maturities of Securities Portfolio.  The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2010 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	As of December 31, 2010
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value	Carrying Value	Average Yield
	(Dollars in Thousands)
U.S. government agency securities	$-	-	$3,315	5.00%	$-	2.35%	$27,523	2.69%	$30,970	$30,838	2.94%

Mortgage-backed securities	6	6.00%	775	2.74	54,629	-	71,545	3.96	128,054	126,955	3.26

Corporate subordinated notes	6,000	8.09	-	-	-	-	-	-	6,000	6,000	8.09

Municipal obligations	-	-	-	-	-	-	1,376	5.37	1,355	1,376	5.37

Trust originated preferred security	-	-	-	-	-	-	403	7.67	406	403	7.67

Total investment securities	$6,006	8.09%	$4,090	4.57%	$54,629	2.35%	$100,847	3.65%	$166,785	$165,572	3.40%

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

The interest rates paid by us on deposits are set at the direction of our senior management.  Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements.  At December 31, 2010, we had $6.3 million of brokered deposits.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2010		2009		2008
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)

Demand	—%	$69,471	—%	$37,082	—%	$30,561
NOW	0.85	80,775	1.22	34,270	1.25	25,843
Money market	0.85	55,676	1.94	33,656	2.79	19,539
Savings and club accounts	0.73	245,951	1.12	108,170	1.36	99,586
Certificates of deposit	1.77	434,415	3.19	250,560	4.13	234,974
Total	1.33%	$886,288	2.44%	$463,738	2.84%	$410,503
__________
(1) Represents the average rate paid during the year.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Beginning of period	$463,738	$410,503	$398,819
Net deposits(1)	414,034	43,097	107
Interest credited on deposit accounts	8,516	10,138	11,577
Total increase in deposit accounts	422,550	53,235	11,684
Ending balance	$886,288	$463,738	$410,503
Percent increase	91.12%	12.97%	2.93%
__________
(1) Includes deposits totaling $435,810 received in connection with the Pamrapo Bancorp, Inc., acquisition.

Jumbo Certificates of Deposit.  As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $236.1 million.  The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2010
Maturity Period	(In Thousands)
Within three months	$43,801
Three through twelve months	136,353
Over twelve months	55,962
Total	$236,116

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
1.00% - 1.99%	$312,597	71.96%	$111,078	44.33%	$245	0.10%
2.00% - 2.99%	74,265	17.10	56,002	22.35	42,847	18.23
3.00% - 3.99%	41,004	9.44	47,731	19.05	107,017	45.54
4.00% - 4.99%	5,531	1.27	33,619	13.42	74,084	31.53
5.00% - 5.99%	1,018	0.23	2,130	0.85	10,781	4.60
Total	$434,415	100.00%	$250,560	100.00%	$234,974	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2010.

	Maturity Date
	1 Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
Interest rate:
1.00% - 1.99%	$287,830	$23,328	$714	$725	$312,597
2.00% - 2.99%	35,835	19,711	3,814	14,905	74,265
3.00% - 3.99%	4,749	1,423	9,739	25,093	41,004
4.00% - 4.99%	5,329	202	—	—	5,531
5.00% - 5.99%	110	20	888		1,018
Total	$333,853	$44,684	$15,155	$40,723	$434,415

Borrowings.  Beginning September 7, 2010, the Federal Home Loan Bank of New York (“FHLBNY”) replaced the existing Overnight Repricing Advance Program and its associated companion products, the Overnight Line of Credit (“OLOC”), OLOC Plus, OLOC Companion, and OLOC Companion Plus with the new Overnight Advance. The new Overnight advance permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLBNY. The Bank is no longer restricted to the previous borrowing limits of 10% (OLOC) or up to 20% (OLOC Plus) of total assets. At December 31, 2010, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $553,444,000, based on the borrowing limitations outlined in the Federal Home Loan Bank of New York’s member products guide. The total credit exposure limit to 50% of total assets is recalculated each quarter. Additionally, at December 31, 2010 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Company’s option since June 17, 2009, and quarterly thereafter.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Balance at end of period	$—	$—	$2,000
Average balance during period	$—	$38	$4,796
Maximum outstanding at any month end	$—	$—	$20,500
Weighted average interest rate at end of period	—	—	0.44%
Average interest rate during period	—%	0.51%	1.23%

Employees

At December 31, 2010, we had 123 full-time and 51 part-time employees.  None of our employees is represented by a collective bargaining group.  We believe that our relationship with our employees is good.

Subsidiaries

We have two non-bank subsidiaries.  BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities.  Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp.  At December 31, 2010, this company held $159.5 million in securities. With the merger with Pamrapo Bancorp. Inc., we acquired Pamrapo Service Corporation which has been inactive since May 2010.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law.  These laws and regulations are intended to protect depositors, not shareholders.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Company or the Bank.

As further described below under the heading “The Dodd-Frank Act”, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), will significantly change the current bank regulatory structure described in this section and will affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  These and any other changes in applicable laws or regulations, whether by Congress or regulatory agencies, may have a material effect on the business and prospects of the Company and the Bank.

The Dodd-Frank Act

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision and require that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve Board (“Federal Reserve”) to supervise and regulate all savings and loan holding companies.

The Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd Frank Act also broadens the base for FDIC insurance assessments. The FDIC must promulgate rules under which assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solict votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks such as the Bank, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends in the future.

Bank Holding Company Regulation

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, the Company is subject to the regulation and supervision applicable to bank holding companies by the Federal Reserve.  The Company is also subject to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (“Commissioner”).  The Company is required to file reports with the Federal Reserve and the Commissioner regarding its business operations and those of its subsidiaries.

Federal Regulation. The Bank Holding Company Act requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such company’s voting shares) or (iii) merge or consolidate with any other bank holding company.  The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

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

The Company is subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. At December 31, 2010, the Company, was considered to be a well capitalized Bank Holding Company.

The Federal Reserve may set higher capital requirements for holding companies whose circumstances warrant it.  For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

As noted above, the Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Such changes, and others that may be proposed and implemented in the future, may affect the Company’s capital ratios and risk-adjusted assets.

New Jersey Regulation. Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company and must file certain reports with the Commissioner and is subject to examination by the Commissioner. Under the New Jersey Banking Act, as well as Federal law, no person may acquire control of the Company or the Bank without first obtaining approval of such acquisition of control from the Federal Reserve and the Commissioner.

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and examination of the Commissioner.  As an FDIC-insured institution, the Bank is subject to the regulation, supervision and examination of the FDIC. The regulations of the FDIC and the Commissioner impact virtually all of our activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

Insurance of Deposit Accounts.  The FDIC insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s current risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009.  In addition, the FDIC has required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.   As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefines the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits.  Since the new base will be much larger than the current base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry will not be significantly altered.  The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.  Unlike the FDIC’s Temporary Liquidity Guarantee Program, the insurance provided under the Dodd-Frank Act does not extend to low-interest NOW accounts, and there is no separate assessment on covered accounts.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2010, we paid $60,000 in FICO assessments.

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

In addition to the risk-based capital rules, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio.  This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above.  At December 31, 2010, the Bank’s ratio of total capital to risk-weighted assets was 15.89%. Our Tier 1 capital to risk-weighted assets was 14.95%, and our Tier 1 capital to average assets was 9.16%.

As noted above, the Dodd-Frank Act establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Transactions with Affiliates. Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

The Dodd-Frank Act requires that the Federal Reserve make certain changes to the regulations governing transactions with affiliates described above.  It is uncertain when such changes will become effective.

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

The USA PATRIOT Act

The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act included measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III imposed affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

The bank regulatory agencies have increased the regulatory scrutiny of the Bank Secrecy Act and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. The Bank has adopted policies and procedures which are in compliance with these requirements.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Under the Exchange Act, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls.  For the year ending December 31, 2011, we expect that our auditors will have to audit our internal control over financial reporting.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), contains a broad range of legislative reforms intended to address corporate and accounting fraud.  In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients.  Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee.  In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time.  Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.  The Company’s Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley.  In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls.  For the year ending December 31, 2011, we expect that our auditors will have to audit our internal control over financial reporting.

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

At December 31, 2010, $410.2 million, or 52.45% of our loan portfolio consisted of commercial and multi-family real estate loans.  We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower’s business.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may not be able to successfully maintain and manage our growth.

Since December 31, 2006, our assets have grown at a compound annual growth rate of 16.7%, our loan balances have grown at a compound annual growth rate of 19.4% and our deposits have grown at a compound annual growth rate of 18.3%.  Our ability to continue to grow depends, in part, upon our ability to expand our market presence, successfully attract core deposits, and identify attractive commercial lending opportunities.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income.  At December 31, 2010, our allowance for loan losses totaled $8.4 million, representing 1.08% of total loans.

While we have only been operating for ten years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate.  Although we believe we have underwriting standards to manage normal lending risks, and although we had $45.4 million, or 4.10% of total assets consisting of non-performing assets at December 31, 2010, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans.  We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

Net interest income is the most significant component of our operating income.  We do not rely on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services.  For the years ended December 31, 2010 and 2009, our net interest income was $26.4 million and $19.4 million, respectively.  The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities.  In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease

We own common stock of the Federal Home Loan Bank of New York.  We hold the FHLBNY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBNY’s advance program. The aggregate cost and fair value of our FHLBNY common stock as of December 31, 2010 was $6.7 million based on its par value. There is no market for our FHLBNY common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBNY, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLBNY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

Our business, the location of our branches and the real estate collateralizing our real estate loans are concentrated in New Jersey.  As a result, we are exposed to geographic risks.  The occurrence of an economic downturn in New Jersey, or adverse changes in laws or regulations in New Jersey, could impact the credit quality of our assets, the business of our customers and our ability to expand our business.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions.  As of December 31, 2010, approximately 92.8% of our total loans were secured by real estate.  Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs.  Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

At December 31, 2010, we conducted our business from our executive office located at 104-110 Avenue C, Bayonne, New Jersey, and our ten branch offices, which are located in Bayonne, Jersey City, Hoboken and Monroe Township, New Jersey. The aggregate book value of our premises and equipment was $11.4 million at December 31, 2010.  We own our executive office facility and lease seven branch offices. We also own two branch locations that were acquired with the merger of Pamrapo Bancorp, Inc. that we classified as property held for sale. The aggregate book value of the property held for sale was $1.02 million at December 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business.  At December 31, 2010, we were not involved in any material legal proceedings the outcome of which would have a material adverse affect on our financial condition or results of operations.

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

The following table sets forth the high and low closing prices for BCB Bancorp, Inc. common stock for the periods indicated. As of December 31, 2010, there were 9,383,695 shares of BCB Bancorp, Inc. common stock outstanding.  At December 31, 2010, BCB Bancorp, Inc. had approximately 1,600 stockholders of record.

Fiscal 2010	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2010	$10.08	$8.70	$0.12
Quarter Ended September 30, 2010	9.26	7.00	0.12
Quarter Ended June 30, 2010	9.60	7.80	0.12
Quarter Ended March 31, 2010	9.79	8.75	0.12

Fiscal 2009	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2009	$9.72	$7.76	$0.12
Quarter Ended September 30, 2009	10.42	7.31	0.12
Quarter Ended June 30, 2009	10.40	8.75	0.12
Quarter Ended March 31, 2009	10.99	8.50	0.12

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2010 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans that were not approved by shareholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average Exercise price(2)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	289,613	(1)	$12.00	8,116
Equity compensation plans not approved by shareholders	—		—	-0-
Total	289,613		$12.00	8,116
_____________________________

(1)
Consists of options to purchase (i) 60,231 shares of common stock under the 2002 Stock Option Plan and (ii) 201,382 shares of common stock under the 2003 Stock Option Plan and (iii) 28,000 shares of common stock under the 2003 Stock Option Plan from the former Pamrapo Bancorp, Inc., converted to options to purchase shares of common stock of BCB Bancorp under the terms of the merger agreement.

(2)
The weighted average exercise price reflects the exercise prices ranging from $9.34 to $15.65 per share for options granted under the 2003 Stock Option Plan and ranging from $5.29 to $15.65 per share for options under the 2002 Stock Option Plan and ranging from $18.41 to $29.25 per share for options under the 2003 Stock Option Plan from the former Pamrapo Bancorp, Inc., converted to options to purchase shares of common stock of BCB Bancorp under the terms of the merger agreement.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2005 through December 31, 2010, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, and (c) the cumulative total return of Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
BCB Bancorp, Inc.	100.00	109.57	103.63	71.37	64.99	74.64
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNl Bank	100.00	116.98	90.90	51.87	51.33	57.52

On November 20, 2007, the Company announced a third stock repurchase plan to repurchase 5% or 234,002 shares of the Company’s common stock.  This plan was completed during 2010.  On July 14, 2010, the Company announced a fourth stock repurchase plan to repurchase 5% or 479,965 shares of the Company’s common stock. Set forth below is information regarding purchases of our common stock made by or on behalf of the Company during the fourth quarter of 2010.

Period	Total number of shares purchased	Average price per share paid	Total number of shares purchased as part of a publicly announced program	Number of shares remaining to be purchased under program
October 1-31	27,034	$8.90	27,034	571,392
November 1-30	27,613	9.33	54,647	543,779
December 1-31	124,777	9.49	179,424	419,002
Total	179,424	$9.38	—	—

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.  The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the common stock dividends paid by the Company, as well as the completion of the Company’s acquisition of Pamrapo Bancorp, Inc. on July 6, 2010.

	Selected financial condition data at December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Total assets	$1,106,888	$631,503	$578,624	$563,477	$510,835
Cash and cash equivalents	121,127	67,347	6,761	11,780	25,837
Securities, held to maturity	165,572	132,644	141,280	165,017	148,672
Loans receivable	773,101	401,872	406,826	364,654	318,130
Deposits	886,288	463,738	410,503	398,819	382,747
Borrowings	114,124	114,124	116,124	114,124	74,124
Stockholders’ equity	98,974	51,391	49,715	48,510	51,963

	Selected operating data for the year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for per share amounts)
Net interest income	$26,432	$19,384	$19,960	$17,173	$17,784
Provision for loan losses	2,450	1,550	1,300	600	625
Non-interest income (loss)	13,862	931	(2,054)	1,092	1,260
Non-interest expense	22,013	12,396	11,314	10,718	9,632
Income tax	1,505	2,621	1,820	2,509	3,220
Net income	$14,326	$3,748	$3,472	$4,438	$5,567
Net income per share:
Basic	$2.06	$0.81	$0.75	$0.92	$1.11
Diluted	$2.05	$0.80	$0.74	$0.90	$1.08
Dividends declared per share	$0.48	$0.48	$0.41	$0.32	$0.30

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	1.62%	0.61%	0.60%	0.83%	1.13%
Return on average stockholders’ equity (ratio of net income to average stockholders’ equity)	22.67	7.34	7.00	8.86	11.12
Non-interest income (loss) to average assets	1.57	0.15	(0.36)	0.20	0.26
Non-interest expense to average assets	2.49	2.03	1.97	1.99	1.96
Net interest rate spread during the period	2.81	2.88	3.09	2.71	3.19
Net interest margin (net interest income to average interest earning assets)	3.05	3.24	3.54	3.26	3.69
Ratio of average interest-earning assets to average interest-bearing liabilities	115.05	114.07	115.05	116.94	118.09
Cash dividend payout ratio	23.30	59.26	54.67	34.78	26.98

Asset Quality Ratios:
Non-performing loans to total loans at end of period	5.35	2.92	0.90	1.16	0.10
Allowance for loan losses to non- performing loans at end of period	20.13	55.68	142.27	95.13	1,155.73
Allowance for loan losses to total loans at end of period	1.08	1.62	1.28	1.10	1.16

Capital Ratios:
Stockholders’ equity to total assets at end of period	8.94	8.14	8.59	8.61	10.17
Average stockholders’ equity to average total assets	7.14	8.35	8.61	9.32	10.19
Tier 1 capital to average assets	9.16	8.68	9.22	8.81	10.91
Tier 1 capital to risk weighted assets	14.95	13.11	13.38	13.05	15.36

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other-than-Temporary Impairment of Securities

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities.

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

Fair Value Measurements

Management uses its best judgment in estimating fair value measurements of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Management utilizes various assumptions and valuation techniques to determine fair value, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, quoted market prices, and appraisals. The fair value estimates are not necessarily indicative of the actual amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have not been re-evaluated or updated subsequent to those respective dates.  As such, the estimated fair values subsequent to the respective dates may be different than the amounts reported.

Financial Condition

Comparison at December 31, 2010 and at December 31, 2009

Since we commenced operations in 2000 we have sought to grow our assets and deposit base consistent with our capital requirements. We offer competitive loan and deposit products and seek to distinguish ourselves from our competitors through our service and availability. Total assets increased by $475.4 million or 75.3% to $1.107 billion at December 31, 2010 from $631.5 million at December 31, 2009 as the Company completed its acquisition of Pamrapo Bancorp, Inc., and continued to grow the Bank’s assets through loan originations and growth in our securities portfolio and liquid cash and cash equivalents.

Total cash and cash equivalents increased by $53.8 million or 79.9% to $121.1 million at December 31, 2010 from $67.3 million at December 31, 2009 reflecting management’s decision to increase liquid assets pending acceptable investment opportunities in either loans or investment securities when appropriate. The increase in cash and cash equivalents resulted primarily from the previously mentioned transaction with Pamrapo Bancorp, Inc., as well as the proceeds received on those investment securities whose call options were exercised by their issuing agencies. Securities held-to-maturity increased by $33.0 million or 24.9% to $165.6 million at December 31, 2010 from $132.6 million at December 31, 2009. This increase was primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc. Investment securities totaling approximately $86.8 million were acquired in the transaction, comprised primarily of Government Sponsored Enterprise (“GSE”) mortgage backed securities. In conformity with accounting principles generally accepted in the United States of America, the investment securities acquired as part of the acquisition were recorded at their fair value at the consummation of the transaction. In addition to the aforementioned, the change in the balance of investment securities outstanding was primarily attributable to call options exercised on $130.5 million of callable agency securities and $26.3 million of repayments and prepayments in the mortgage backed securities portfolio during the year ended December 31, 2010, partially offset by purchases of $105.0 million of callable agency securities and mortgage backed securities.

Loans receivable increased by $371.2 million or 92.4% to $773.1 million at December 31, 2010 from $401.9 million at December 31, 2009. The increase resulted primarily from the completion of the acquisition of Pamrapo Bancorp, Inc. In conformity with accounting principles generally accepted in the United States of America, the loans acquired were recorded at their fair value of $412.1 million at the consummation of the transaction. The increase also reflects loan originations of $106.2 million in 2010 as compared with originations of $90.4 million in 2009. During 2010 we emphasized the origination of commercial business loans which totaled $47.6 million as compared with $17.8 million in 2009, and we deemphasized the origination of one-to four-family and construction loans. At December 31, 2010, the allowance for loan losses was $8.4 million or 1.08% of total loans.

Deposit liabilities increased by $422.6 million or 91.1% to $886.3 million at December 31, 2010 from $463.7 million at December 31, 2009. The increase resulted primarily from the completion of the acquisition of Pamrapo Bancorp, Inc. Retail deposits totaling $435.8 million were acquired in the transaction comprised primarily of $125.1 million in savings and club accounts, $111.1 million in transaction accounts and $199.6 million in time deposit accounts. In conformity with accounting principles generally accepted in the United States of America, the retail deposits acquired in the business combination transaction were recorded at their fair value at the consummation of the transaction. The balance of the change in retail deposit balances resulted primarily from a $15.8 million decrease in time deposit account balances and a $10.2 million decrease in transaction account balances, partially offset by a $12.7 million increase in savings and club account balances. During the year ended December 31, 2010, the Federal Open Market Committee (“FOMC”) continued its low short term interest rate policy. This has resulted in a steepening of the yield curve, resulting in lower short term time deposit account yields which in turn has had the effect of decreasing interest expense.

Borrowed money remained constant at $114.1 million for the periods ended December 31, 2010 and December 31, 2009. Subsequent to the completion of the acquisition of Pamrapo Bancorp, Inc., the balance of borrowed money increased by $43.8 million to $157.9 million as a result of the fair value of borrowed money assumed from Pamrapo at the time of the acquisition. Shortly thereafter, the balance of borrowed money that was assumed through the acquisition was repaid in its entirety. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in GSE investment securities.

Total stockholders’ equity increased by $47.6 million or 92.6% to $99.0 million at December 31, 2010 from $51.4 million at December 31, 2009. The increase in stockholders’ equity occurred primarily as a result of the common stock issued in conjunction with the business combination transaction with Pamrapo Bancorp, Inc., totaling $38.6 million. Additionally, the increase in stockholders’ equity reflects net income of $14.3 million for the year ended December 31, 2010, primarily as a result of the gain on bargain purchase associated with the acquisition, and the exercise of stock options during the year to purchase 13,677 shares of the Company’s common stock for approximately $73,000, partially offset by the repurchase of 193,383 shares of the Company’s common stock in the stock repurchase plans in place and undertaken during the year totaling $1.8 million and cash dividends paid to shareholders during the year totaling $3.4 million. At December 31, 2010 the Bank’s Tier 1 leverage, Tier 1 risk-based and Total risk-based capital ratios were 9.16%, 14.95%, and 15.89% respectively.

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

	At December 31, 2010		Year ended December 31, 2010			Year ended December 31, 2009
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest earned/paid	Average Yield/ Cost (5)	Average Balance	Interest earned/paid	Average Yield/ Cost (5)
Interest-earning assets:	(Dollars in Thousands)
Loans receivable (1)	$787,090	4.38%	$605,269	$34,502	5.70%	$412,297	$27,349	6.63%
Investment securities(2)	173,393	3.16	153,006	5,481	3.58	139,150	6,982	5.02
Interest-earning deposits	99,062	0.12	107,369	117	0.11	47,365	47	0.10
Total interest-earning assets	1,059,545	3.78%	865,644	40,100	4.63%	598,812	34,378	5.74%

Interest-earning liabilities:
Interest-bearing demand deposits	$80,775	0.69%	$65,169	$553	0.85%	$32,287	$395	1.22%
Money market deposits	55,676	0.69	45,195	385	0.85	24,885	482	1.94
Savings deposits	245,951	0.53	179,020	1,304	0.73	103,406	1,157	1.12
Certificates of deposit	434,415	1.43	348,229	6,220	1.77	250,221	7,984	3.19
Borrowings	114,124	4.56	114,778	5,206	4.54	114,162	4,976	4.36
Total interest-bearing liabilities	930,941	1.47%	752,391	13,668	1.82%	524,961	14,994	2.86

Net interest income				$26,432			$19,384

Interest rate spread(3)		2.31%			2.81%			2.88%
Net interest margin(4)					3.05%			3.24%
Ratio of interest-earning assets to interest-bearing liabilities	113.81%		115.05%			114.07%
___________________________
(1)	Excludes allowance for loan losses.
(2)	Includes Federal Home Loan Bank of New York stock.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average yields are computed using annualized interest income and expense for the periods.

	Year Ended December 31, 2008
	Average Balance	Interest earned/paid	Average Yield/Cost (5)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$393,198	$27,248	6.96%
Investment securities(2)	161,281	9,185	5.70
Interest-earning deposits	10,034	190	1.89
Total interest-earning assets	564,513	36,623	6.49%

Interest-earning liabilities:
Interest-bearing demand deposits	$23,930	$300	1.25%
Money market deposits	26,697	746	2.79
Savings deposits	100,754	1,370	1.36
Certificates of deposit	220,375	9,106	4.13
Borrowings	118,920	5,141	4.32
Total interest-bearing liabilities	490,676	16,663	3.40%

Net interest income		$19,960

Interest rate spread(3)			3.09%
Net interest margin(4)			3.54%
Ratio of average interest-earning assets to average interest-bearing liabilities	115.05%
_____________________________
(1)	Excludes allowance for loan losses.
(2)	Includes Federal Home Loan Bank of New York stock.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average yields are computed using annualized interest income and expense for the periods.

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

	Years Ended December 31,
	2010 vs. 2009				2009 vs. 2008
	Increase/(Decrease)				Increase/(Decrease)
	Due to			Total	Due to			Total
			Rate/	Increase			Rate/	Increase
	Volume	Rate	Volume	(Decrease)	Volume	Rate	Volume	(Decrease)
	(In Thousands)
Interest income:
Loans receivable	$13,037	(3,985)	(1,899)	$7,153	$1,156	(1,012)	(43)	101
Investment securities	564	(1,910)	(155)	(1,501)	(1,123)	(1,230)	150	(2,203)
Interest-earning deposits with other banks	59	5	6	70	707	(180)	(670)	(143)
Total interest-earning assets	13,660	(5,890)	(2,048)	5,722	740	(2,422)	(563)	(2,245)
Interest expense:
Interest-bearing demand accounts	402	(121)	(123)	158	105	(7)	(3)	95
Money market	393	(270)	(220)	(97)	(51)	(229)	16	(264)
Savings and club	846	(404)	(295)	147	36	(243)	(6)	(213)
Certificates of Deposits	3,128	(3,514)	(1,378)	(1,764)	1,233	(2,074)	(281)	(1,122)
Borrowed funds	27	202	1	230	(205)	42	(2)	(165)

Total interest-bearing liabilities	4,796	(4,107)	(2,015)	(1,326)	1,118	(2,511)	(276)	(1,669)
Change in net interest income	$8,864	$(1,783)	$(33)	$7,048	$(378)	$89	$(287)	$(576)

Results of Operations for the Years Ended December 31, 2010 and 2009

Net income increased by $10.58 million or 282.1% to $14.33 million for the year ended December 31, 2010 from $3.75 million for the year ended December 31, 2009. The increase in net income resulted primarily from increases in net interest income and non-interest income and a decrease in income taxes, partially offset by increases in non-interest expense and the provision for loan losses.

Net interest income increased by $7.0 million or 36.1% to $26.4 million for the year ended December 31, 2010 from $19.4 million for the year ended December 31, 2009. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $266.8 million or 44.6% to $865.6 million for the year ended December 31, 2010 from $598.8 million for the year ended December 31, 2009, partially offset by a decrease in the average yield on interest earning assets to 4.63% for the year ended December 31, 2010 from 5.74% for the year ended December 31, 2009. The average balance of interest bearing liabilities increased by $227.4 million or 43.3% to $752.4 million at December 31, 2010 from $525.0 million at December 31, 2009 while the average cost of interest bearing liabilities decreased to 1.82% for the year ended December 31, 2010 from 2.86% for the year ended December 31, 2009. As a result of the aforementioned, our net interest margin decreased to 3.05% for the year ended December 31, 2010 from 3.24% for the year ended December 31, 2009.

The increase in non-interest income resulted primarily from the gain on bargain purchase associated with the completion of the acquisition of Pamrapo Bancorp, Inc. of $12.6 million for the year ended December 31, 2010 as compared to no such corresponding gain for the year ended December 31, 2009. A bargain purchase is defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquire, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquisition.

Interest income on loans receivable increased by $7.2 million or 26.4% to $34.5 million for the year ended December 31, 2010 from $27.3 million for the year ended December 31, 2009. The increase was primarily due to an increase in average loans receivable of $193.0 million or 46.8% to $605.3 million for the year ended December 31, 2010 from $412.3 million for the year ended December 31, 2009, partially offset by a decrease in the average yield on loans receivable to 5.70% for the year ended December 31, 2010 from 6.63% for the year ended December 31, 2009. The increase in the average balance of loans is primarily attributable to the acquisition of Pamrapo Bancorp, Inc. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans. Further, as the average yield on the loans acquired in the business combination transaction with Pamrapo Bancorp Inc., were less than that of BCB Bancorp, Inc., as a stand-alone institution, the combination of both portfolios decreased the resulting portfolio’s yield accordingly.

Interest income on securities decreased by $1.5 million or 21.4% to $5.5 million for the year ended December 31, 2010 from $7.0 million for the year ended December 31, 2009. The decrease was primarily attributable to a decrease in the average yield on securities to 3.58% for the year ended December 31, 2010 from 5.02% for the year ended December 31, 2009, partially offset by an increase in the average balance of securities of $13.8 million or 9.9% to $153.0 million for the year ended December 31, 2010 from $139.2 million for the year ended December 31, 2009. The decrease in average yield reflects the lower long term interest rate environment prevalent for investment securities for the year ended December 31, 2010. The increase in the average balance is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc.

Interest income on other interest-earning assets consisting primarily of interest earning demand deposits increased by $70,000 or 148.9% to $117,000 for the year ended December 31, 2010 from $47,000 for the year ended December 31, 2009. This increase was primarily due to an increase in the average balance of other interest earning assets of $60.0 million or 126.6% to $107.4 million for the year ended December 31, 2010 from $47.4 million for the year ended December 31, 2009. The average yield on other interest-earning assets remained relatively stable at 0.11% for the year ended December 31, 2010 as compared to 0.10% for the year ended December 31, 2009. The increase in the average balance of other interest earning assets is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc. The static nature of the average yield on other interest earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last two years.

Total interest expense decreased by $1.3 million or 8.7% to $13.7 million for the year ended December 31, 2010 from $15.0 million for the year ended December 31, 2009. This decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 1.82% for the year ended December 31, 2010 from 2.86% for the year ended December 31, 2009, partially offset by an increase in the average balance of total interest bearing liabilities of $227.4 million or 43.3% to $752.4 million for the year ended December 31, 2010 from $525.0 million for the year ended December 31, 2009. The decrease in the average cost reflects the Company’s ability to reduce the pricing on a select number of retail deposit products. The increase in the balance of average interest bearing liabilities is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc.

The provision for loan losses totaled $2.45 million and $1.55 million for the years ended December 31, 2010 and 2009, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During 2010, the Bank experienced $677,000 in net charge-offs (consisting of $689,000 in charge-offs and $12,000 in recoveries). During 2009, the Bank experienced $210,000 in net charge-offs (consisting of $212,000 in charge-offs and $2,000 in recoveries). The Bank had non-accrual loans totaling $41.8 million at December 31, 2010 and $11.9 million at December 31, 2009. The allowance for loan losses stood at $8.4 million or 1.08% of gross total loans at December 31, 2010 as compared to $6.6 million or 1.62% of gross total loans at December 31, 2009. The decrease is due to no carryover of Pamrapo’s allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value. The credit mark pertaining to the acquired loans was $7.5 million at December 31, 2010. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2010 and 2009.

Total non-interest income increased by $12.9 million to $13.86 million for the year ended December 31, 2010 from $931,000 for the year ended December 31, 2009. The increase in non-interest income resulted primarily from the gain on bargain purchase associated with the completion of the acquisition of Pamrapo Bancorp, Inc. of $12.6 million for the year ended December 31, 2010 from no such corresponding gain for the year ended December 31, 2009.  A bargain purchase is defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquire, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquisition. The increase in non-interest income also reflects a $250,000 increase in fees and service charges to $907,000 for the year ended

December 31, 2010 from $657,000 for the year ended December 31, 2009. Gain on sales of loans originated for sale increased by $70,000 or 31.1% to $295,000 for the year ended December 31, 2010 from $225,000 for the year ended December 31, 2009. The increase in gain on sale of loans originated for sale occurred primarily as a result of the active local market for refinancing one-to four-family residential mortgages, aided in large part by the low interest rate environment. Other income increased by $387,000 to $423,000 for the year ended December 31, 2010 from $36,000 for the year ended December 31, 2009. This increase occurred primarily as a result of a $237,500 litigation settlement with the Bayonne Medical Center, a $50,000 recovery from a previous charge-off regarding a check kiting incident and a $67,000 recovery received through litigation on a real estate facility where insurance proceeds were improperly retained by a third party. The aforementioned increases were partially offset by a loss on sale of real estate of $345,000 for the year ended December 31, 2010 compared to a gain of $13,000 for the year ended December 31, 2009.

Total non-interest expense increased by $9.6 million or 77.4% to $22.0 million for the year ended December 31, 2010 from $12.4 million for the year ended December 31, 2009. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Pamrapo Bancorp, Inc. Salaries and employee benefits expense increased by $5.4 million or 100.0% to $10.8 million for the year ended December 31, 2010 from $5.4 million for the year ended December 31, 2009. This increase occurred primarily as a result of an increase in the number of full time equivalent employees to one hundred sixty nine (169) at December 31, 2010 from eighty-eight (88) at December 31, 2009 and from eighty-five (85) at December 31, 2008 as well as the recognition of the payout of voluntary termination packages totaling $1.1 million offered to the employees in conjunction with the acquisition of Pamrapo Bancorp, Inc. Equipment expense increased by $1.2 million or 57.1% to $3.3 million for the year ended December 31, 2010 from $2.1 million for the year ended December 31, 2009. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Occupancy expense increased by $810,000 or 73.6% to $1.9 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009. Advertising expense increased by $63,000 or 23.1% to $336,000 for the year ended December 31, 2010 from $273,000 for the year ended December 31, 2009. Professional fees increased by $315,000 or 67.7% to $780,000 for the year ended December 31, 2010 from $465,000 for the year ended December 31, 2009. The increase in professional fees resulted primarily from an increase in legal fees in conjunction with various representations of legal issues encountered in the normal course of a growing franchise. Directors’ fees increased by $158,000 or 40.0% to $553,000 for the year ended December 31, 2010 from $395,000 for the year ended December 31, 2009. Regulatory assessments increased by $67,000 or 6.1% to $1.2 million for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009. Merger related expenses remained relatively static at $644,000 for the year ended December 31, 2010 as compared to $648,000 for the year ended December 31, 2009. Other non-interest expense increased by $1.66 million or 200.2% to $2.49 million for the year ended December 31, 2010 from $829,000 for the year ended December 31, 2009. The increase in other non-interest expense occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense decreased by $1.1 million or 42.3% to $1.5 million for the year ended December 31, 2010 from $2.6 million for the year ended December 31, 2009. While net income increased during the year ended December 31, 2010 as compared to the year ended December 31, 2009, this increase was primarily attributable to the gain on bargain purchase related to the completion of the acquisition of Pamrapo Bancorp, Inc. As the gain associated with this transaction is non-taxable, the income tax provision for the year ended December 31, 2010 was calculated exclusive of this gain. Conversely, a portion of the expenses associated with the consummation of the Pamrapo Bancorp, Inc., transaction categorized as merger related expenses are not deductible for income tax purposes. The consolidated effective income tax rates for the years ended December 31, 2010 and 2009 were 9.5% and 41.2%, respectively.

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

The increase in non-interest income (loss) resulted primarily from the absence of the other than temporary impairment (OTTI) charge of $2.9 million on a $3.0 million investment in Federal National Mortgage Association (FNMA) preferred stock which occurred during the year ended December 31, 2008. The increase in non-interest expense resulted primarily from merger related expenses relating to the business combination transaction with Pamrapo Bancorp, Inc. This transaction was completed at the beginning of the third quarter of 2010. Additionally, there was an increase in our FDIC assessments due to a one-time special FDIC assessment which totaled $282,000 for the Bank that all financial institutions were required to pay during the third quarter of 2009 and an increase in FDIC assessment rates during the year ended December 31, 2009.

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

Total non-interest expense increased by $1.1 million or 9.7% to $12.4 million for the year ended December 31, 2009 from $11.3 million for the year ended December 31, 2008. The increase in non-interest expense resulted primarily from an increase in merger related expenses of $476,000 or 276.7% to $648,000 for the year ended December 31, 2009, from $172,000 for the year ended December 31, 2008 relating to the business combination transaction with Pamrapo Bancorp, Inc. This transaction was completed at the beginning of the third quarter of 2010. Salaries and employee benefits expense decreased by $89,000 or 1.6% to $5.4 million for the year ended December 31, 2009 from $5.5 million for the year ended December 31, 2008. This decrease occurred despite a slight increase in full time equivalent employees to eighty-eight (88) at December 31, 2009 from eighty-five (85) at December 31, 2008 and from ninety-three (93) at December 31, 2007. Occupancy expense increased by $63,000 or 5.9% to $1.12 million for the year ended December 31, 2009 from $1.06 million for the year ended December 31, 2008. Equipment expense increased by $105,000 or 5.2% to $2.1 million for the year ended December 31, 2009 from $2.0 million for the year ended December 31, 2008. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Advertising expense increased by $32,000 or 13.3% to $273,000 for the year ended December 31, 2009 from $241,000 for the year ended December 31, 2008. Professional fees increased by $146,000 or 45.8% to $465,000 for the year ended December 31, 2009 from $319,000 for the year ended December 31, 2008. The increase in professional fees resulted primarily from an increase in legal fees in conjunction with various representations of legal issues encountered in the normal course of a growing franchise. Directors’ fees increased by $44,000 or 12.5% to $395,000 for the year ended December 31, 2009 from $351,000 for the year ended December 31, 2008. Regulatory assessments increased by $841,000 to $1.1 million for the year ended December 31, 2009 from $296,000 for the year ended December 31, 2008. This increase occurred primarily as a result of an increase in FDIC assessment rates during 2009 and a special one-time assessment which totaled $282,000 that all financial institutions were required to pay during the third quarter of 2009. Other non-interest expense increased by $24,000 or 3.0% to $829,000 for the year ended December 31, 2009 from $805,000 million for the year ended December 31, 2008. Other non-interest expense is comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

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

Our primary investing activities are the origination of commercial and multi-family real estate loans, one- to four-family mortgage loans, construction, commercial business and consumer loans, as well as the purchase of mortgage-backed and other investment securities. During 2010 loan originations totaled $106.2 million compared to $90.4 million and $110.7 million for 2009 and 2008, respectively. Management continues to emphasize prudent loan origination policies and practices as it continues its efforts to increase total assets by emphasizing the origination of commercial and multi-family lending operations.

During 2010, cash flow provided by the calls, maturities and principal repayments and prepayments received on securities held-to-maturity amounted to $156.8 million compared to $155.6 million and $84.4 million in 2009 and 2008. During 2010, there was a decrease in deposits of $13.3 million, excluding the increase in deposits associated with Pamrapo Bancorp,

Inc. acquisition, as compared to an increase of $53.2 million and $11.7 million for the years ending December 31, 2009 and 2008, respectively.  Borrowings of $43.8 million assumed in the acquisition of Pamrapo Bancorp, Inc. were repaid during 2010.

Loan Commitments.  In the ordinary course of business the Bank extends commitments to originate residential and commercial loans and other consumer loans. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since the Bank does not expect all of the commitments to be funded, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis. Collateral may be obtained based upon management’s assessment of the customers’ creditworthiness.  Commitments to extend credit may be written on a fixed rate basis exposing the Bank to interest rate risk given the possibility that market rates may change between the commitment date and the actual extension of credit.  The Bank had outstanding commitments to originate and fund loans of approximately $44.0 million and $25.0 million at December 31, 2010 and 2009, respectively.

The following table sets forth our contractual obligations and commercial commitments at December 31, 2010.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years
	(In Thousands)

Benefit Plans	$6,417	$648	$1,212	$1,283	$3,274

Borrowed money	114,124	-	-	-	114,124

Lease obligations	6,109	959	1,648	972	2,530

Certificates of deposit	434,415	333,853	59,839	40,481	242

Total	$561,065	$335,460	$62,699	$42,736	$120,170

Recent Accounting Pronouncements

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of the applicable provisions of this pronouncement did not have a material impact on our consolidated financial statements. The Company does not expect the new pronouncement will have a material impact on the consolidated financial statements for those disclosures that go into effect during fiscal 2011.

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

On July 21, 2010, FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses  (“ASU 2010-20”), which amends ASC 830,  Receivables,  to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’s evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, the activity in the allowance for credit losses as well as information about modified, impaired, nonaccrual, and past due loans and credit quality indicators. ASU 2010-20 is effective for The Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for The Company’s consolidated financial statements that include periods beginning on or after January 1, 2011. We adopted this period’s end disclosure requirements as of December 31, 2010, and have provided the applicable disclosures.

Accounting Standards Update No. 2010-29 addresses the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. It specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It requires expanded supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Updates are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We early adopted these requirements as of December 31, 2010, and have provided the applicable disclosure.

Accounting Standards Update No. 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

Quantitative Analysis.  The following table presents the Company’s net portfolio value (“NPV”).  These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of December 31, 2010.  Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months.  The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates.  The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2010.  The following sets forth the Company’s NPV as of December 31, 2010.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$85,894	$(31,943)	-27.11%	8.24%	(222	)bp
+200bp	103,796	(14,041)	-11.92	9.67	(79)
+100bp	115,633	(2,204)	-1.87	10.48	2
PAR	117,837	-	-	10.46	-
-100bp	121,200	3,363	2.85	10.60	14
_________
bp-basis points

The table above indicates that at December 31, 2010, in the event of a 100 basis point increase in interest rates, we would experience a 1.87% decrease in NPV.

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

The required Disclosure is incorporated by reference to the BCB Bancorp, Inc. Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 9A.(T)	CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2010 is effective using these criteria. This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to the Dodd- Frank Act that permits the company to provide only management’s report in this annual report.

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

The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer, chief financial officer or, controller or persons performing similar functions.  The Code of Ethics is available for free by writing to:  President and Chief Executive Officer, BCB Bancorp, Inc., 104-110 Avenue C, Bayonne, New Jersey 07002.  The Code of Ethics was filed as an exhibit to the Form 10-K for the year ended December 31, 2004.

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders (the “2011 Proxy Statement”) is incorporated herein by reference in response to the disclosure requirements of Items 401, 405, 406, 407(d)(4) and 407(d)(5) of Regulation S-K.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2011 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11.	EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to ParenteBeard LLC.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

(C)	Consolidated Statements of Income for each of the Years in the Three-Year period ended December 31, 2010

(D)	Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2010

(E)	Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2010

(F)	Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)           Exhibits

3.1	Certificate of Incorporation of BCB Bancorp, Inc. (1)

3.2	Bylaws of BCB Bancorp, Inc. (2)

3.3	Specimen Stock Certificate (3)

10.1	BCB Community Bank 2002 Stock Option Plan (4)

10.2	BCB Community Bank 2003 Stock Option Plan (5)

10.3	Amendment to 2002 and 2003 Stock Option Plans (6)

10.4	2005 Director Deferred Compensation Plan (7)

10.5	Employment Agreement with Donald Mindiak (8)

10.6	Employment Agreement with Thomas M. Coughlin (9)

10.7	Employment Agreement with Kenneth Walter (10)

10.8	Executive Agreement with Donald Mindiak (11)

10.9	Executive Agreement with Thomas M. Coughlin (12)

10.10	Executive Agreement with Kenneth Walter (13)

10.11	Acknowledgment and Release Agreement with Donald Mindiak (14)

10.12	Acknowledgment and Release Agreement with Thomas M. Coughlin (15)

10.13	Consulting Agreement with Dr. August Pellegrini, Jr. (16)

10.14	Consulting Agreement with James E. Collins (17)

10.15	Amended and Restated Settlement Agreement with James E. Collins (18)

13	Consolidated Financial Statements

14	Code of Ethics (19)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
(1)
Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

(2)	Incorporated by reference to Exhibit 3 to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

(3)	Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.

(6)	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

(7)
Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

(8)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(9)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(10)	Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(11)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.

(12)	Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.

(13)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(14)	Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(15)	Incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(16)	Incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(17)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.

(18)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.

(19)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date: March 31, 2011	By:	/s/ Donald Mindiak
Donald Mindiak
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald Mindiak	President, Chief Executive	March 31, 2011
Donald Mindiak	Officer, and Director

/s/ Kenneth D. Walter	Chief Financial Officer	March 31, 2011
Kenneth D. Walter	and Director

/s/ Mark D. Hogan	Chairman of the Board	March 31, 2011
Mark D. Hogan

/s/ Robert Ballance	Director	March 31, 2011
Robert Ballance

/s/ Judith Q. Bielan	Director	March 31, 2011
Judith Q. Bielan

/s/ Joseph J. Brogan	Director	March 31, 2011
Joseph J. Brogan

/s/ James E. Collins	Director	March 31, 2011
James E. Collins

/s/ Robert A. Hughes	Director	March 31, 2011
Robert A. Hughes

/s/ Joseph Lyga	Director	March 31, 2011
Joseph Lyga

/s/ Alexander Pasiechnik	Director	March 31, 2011
Alexander Pasiechnik

/s/ Joseph Tagliareni	Director	March 31, 2011
Joseph Tagliareni