Form 10-Q
period 2011-03-31
BCB BANCORP INC
filed 2011-05-16
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

Or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2011, BCB Bancorp, Inc., had 9,383,276 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Data, Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Cash and amounts due from depository institutions	$23,975	$22,065
Interest-earning deposits	42,248	99,062

Total Cash and Cash equivalents	66,223	121,127

Securities available for sale	1,257	1,098
Securities held to maturity, fair value $227,508 and $166,785; respectively	226,208	165,572
Loans held for sale	1,739	5,572
Loans receivable, net of allowance for loan losses of $8,387 and $8,417; respectively	765,397	773,101
Premises and equipment	12,625	11,359
Property held for sale	1,017	1,017
Federal Home Loan Bank of New York stock	6,723	6,723
Interest receivable	5,587	5,203
Real estate owned	3,431	3,602
Deferred income taxes	5,842	5,785
Other assets	3,818	6,729

Total Assets	$1,099,867	$1,106,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest bearing deposits	$70,941	$69,471
Interest bearing deposits	807,930	816,817

Total deposits	878,871	886,288
Long-term debt	114,124	114,124
Other Liabilities	6,891	7,502

Total Liabilities	999,886	1,007,914

STOCKHOLDERS’ EQUITY
Common stock, stated value $0.064; 20,000,000 shares authorized; 10,163,914 and 10,144,830 shares respectively, issued; 9,397,647 and 9,383,695 shares, respectively, outstanding	649	649
Paid-in capital	85,499	85,327
Treasury stock, at cost, 766,267 and 761,135 shares, respectively	(10,814)	(10,760)
Retained Earnings	24,546	23,753
Accumulated other comprehensive income	101	5

Total Stockholders’ equity	99,981	98,974

Total Liabilities and Stockholders’ equity	$1,099,867	$1,106,888

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans	$11,261	$6,437
Investments, taxable	1,753	1,504
Investments, non-taxable	12	-
Other interest-earning assets	28	19

Total interest income	13,054	7,960

Interest expense:
Deposits:
Demand	225	212
Savings and club	269	272
Certificates of deposit	1,667	1,513

	2,161	1,997

Borrowed money	1,221	1,221

Total interest expense	3,382	3,218

Net interest income	9,672	4,742
Provision for loan losses	350	450

Net interest income after provision for loan losses	9,322	4,292

Non-interest income:
Fees and service charges	219	160
Gain on sales of loans originated for sale	178	72
Loss on sale of real estate owned	(80)	—
Other	136	9

Total non-interest income	453	241

Non-interest expense:
Salaries and employee benefits	3,007	1,367
Occupancy expense of premises	779	287
Equipment	1,023	554
Professional fees	203	132
Directors fees	119	106
Regulatory assessments	438	173
Advertising	72	67
Merger related expenses	-	200
Other	988	383

Total non-interest expense	6,629	3,269

Income before income tax provision	3,146	1,264
Income tax provision	1,225	546

Net Income	$1,921	$718

Net Income per common share - basic and diluted

Basic	$0.20	$0.15
Diluted	$0.20	$0.15
Weighted average number of common shares outstanding
Basic	9,393	4,662
Diluted	9,413	4,678

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	$649	$85,327	$(10,760)	$23,753	$5	$98,974

Exercise of Stock Options (19,084 shares)	—	172	—	—	—	172

Treasury Stock Purchases (5,132 shares)	—	—	(54)	—	—	(54)

Cash dividend ($0.12 per share) declared	—	—	—	(1,128)	—	(1,128)

Net income for the three months ended March 31, 2011	—	—	—	1,921	—	1,921

Unrealized gain on securities available for sale, net of deferred income tax of $(64)	—	—	—	—	96	96

Total Comprehensive income	—	—	—	—	—	2,017

Balance at March 31, 2011	$649	$85,499	$(10,814)	$24,546	$101	$99,981

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net Income	$1,921	$718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	250	93
Amortization and accretion, net	437	264
Provision for loan losses	350	450
Deferred income tax	(121)	(7)
Loans originated for sale	(6,102)	(6,425)
Proceeds from sale of loans originated for sale	8,822	6,806
(Gain) on sale of loans originated for sale	(178)	(72)
Loss on sale of real estate owned	80	—
(Increase) in interest receivable	(384)	(285)
Decrease in other assets	2,911	406
(Decrease) in accrued interest payable	(4)	(45)
(Decrease) in other liabilities	(607)	(443)

Net cash provided by operating activities	7,375	1,460

Cash flows from investing activities:
Purchase of Federal Home Loan Bank of New York stock	—	(1)
Proceeds from calls of securities held to maturity	7,772	22,700
Purchases of securities held to maturity	(78,621)	(22,411)
Proceeds from repayments on securities held to maturity	9,703	2,384
Proceeds from sales of participation interest in loans	1,366	—
Proceeds from sale of real estate owned	443	263
Purchases of loans	(835)	—
Net decrease in loans receivable	7,841	9,285
Improvements to other real estate owned	(5)	(13)
Additions to premises and equipment	(1,516)	(26)

Net cash (used in) provided by investing activities	(53,852)	12,181

Cash flows from financing activities:
Net increase in deposits	(7,417)	10,485
Purchases of treasury stock	(54)	(3)
Cash dividend paid	(1,128)	(559)
Exercise of stock options	172	31

Net cash (used in) provided by financing activities	(8,427)	9,954

Net (decrease) increase in cash and cash equivalents	(54,904)	23,595
Cash and cash equivalents-beginning	121,127	67,347

Cash and cash equivalents-ending	$66,223	$90,942

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$2
Interest	$3,386	$3,263

Non-cash items:
Transfer of loans to other real estate owned	$450	$936
Loans to facilitate sale of other real estate owned	$103	$—
Reclassification of loans originated for sale to held to maturity	$1,291	$—

See accompanying notes to consolidated financial statements.

Index

BCB Bancorp Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the “Company”) and the Company’s wholly owned subsidiaries, BCB Community Bank (the “Bank”), BCB Holding Company Investment Company, and Pamrapo Service Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011 or any other future interim period.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between March 31, 2011, and the date these consolidated financial statements were issued.

Note 2 – Acquisitions

Allegiance Community Bank

On April 5, 2011, BCB Bancorp, Inc. (the Company), its wholly owned New Jersey Bank subsidiary, BCB Community Bank and Allegiance Community Bank (“Allegiance”), headquartered in South Orange, New Jersey, jointly announced the signing of an agreement and plan of merger, dated as of April 4, 2011 (the “merger agreement”) pursuant to which Allegiance will merge with and into BCB Community Bank. At December 31, 2010, Allegiance had total assets of approximately $121.3 million, including $84.2 million in loans, and deposits of approximately $100.1 million in two branches in South Orange and Woodbridge, New Jersey. Under the terms of the merger agreement, each outstanding share of Allegiance common stock will be converted into the right to receive 0.35 shares of common stock of the Company, subject to adjustment as disclosed in the merger agreement. The merger is expected to close in the third quarter of 2011, pending regulatory approvals, approval of the merger agreement by shareholders of Allegiance and the satisfaction of other customary closing conditions.

Index

 Note 3 – Pension and Other Postretirement Plans

The Company acquired, through the merger with Pamrapo Bancorp, Inc., a non-contributory defined benefit pension plan covering all eligible employees of Pamrapo Savings Bank. Effective January 1, 2010, the defined benefit pension plan (“Pension Plan”), was frozen by Pamrapo Savings Bank. All benefits for eligible participants accrued in the “Pension Plan” to the freeze date have been retained. Accordingly, no employees are permitted to commence participation in the Pension Plan and future salary increases and future years of credited service are not considered when computing an employee’s benefits under the Pension Plan. The Pension Plan is funded in conformity with the funding requirements of applicable government regulations. The Company also acquired through the merger with Pamrapo Bancorp, Inc. a supplemental executive retirement plan (“SERP”) in which certain former employees of Pamrapo Savings Bank are covered. A SERP is an unfunded non-qualified deferred retirement plan. Participants who retire at the age of 65 ( the “Normal Retirement Age”), are entitled to an annual retirement benefit equal to 75% of compensation reduced by their retirement plan annual benefits. Participants retiring before the Normal Retirement Age receive the same benefits reduced by a percentage based on years of service to the Company and the number of years prior to the Normal Retirement Age that participants retire.

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following for the three months ended March 31, 2001 and 2010 (In Thousands):

	Three months ended March 31, 2011	Three Months ended March 31, 2010

Pension plan:
Interest cost	$117	$-
Expected return on plan assets	(94)	-

Net periodic pension cost	$23	$-

SERP plan:
Interest cost	$7	$-

Net periodic postretirement cost	$7	$-

Note 4 – Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. For the three months ended March 31, 2011 and 2010, the weighted average of outstanding options considered to be anti-dilutive was 180,684 and 230,264, respectively.

Index

Note 5 – Securities Available for Sale

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities-Financial Institutions	$1,097	$160	$—	$1,257

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities-Financial Institutions	$1,097	$32	$31	$1,098

There were no sales of securities available for sale for the three months ended March 31, 2011 and 2010.

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
March 31, 2011
Equity Securities - Financial Institutions	$—	$—	$—	$—	$—	$—

December 31, 2010
Equity Securities - Financial Institutions	$65	$31	$—	$—	$65	$31

Index

Note 6 – Securities Held to Maturity

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:
Due within one year	$3,315	$151	$—	$3,466
Due after ten years	35,110	81	68	35,123

	38,425	232	68	38,589

Residential mortgage-backed securities:
Due within one year	$1	$—	$—	$1
Due after one year through five years	679	18	—	697
Due after five years through ten years	49,679	365	146	49,898
Due after ten years	129,647	1,514	623	130,538

	180,006	1,897	769	181,134

Subordinated notes:
Due within one year	$6,000	$—	$—	$6,000
Due after ten years	403	1	—	404

Municipal obligations:
Due after ten years	1,374	7	—	1,381

	7,777	8	—	7,785

	$226,208	$2,137	$837	$227,508

Index

Note 6 – Securities Held to Maturity (Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:
Due after one through five years	$3,315	$180	$—	$3,495
Due after ten years	27,523	14	62	27,475

	30,838	194	62	30,970

Residential mortgage-backed securities:
Due within one year	$6	$—	$—	$6
Due after one year through five years	775	24	1	798
Due after five years through ten years	54,629	374	357	54,646
Due after ten years	71,545	1,552	493	72,604

	126,955	1,950	851	128,054

Subordinated notes:
Due within one year	$6,000	$—	$—	$6,000
Municipal obligations:
Due after ten years	1,376	—	21	1,355
Trust originated preferred security:
Due after ten years	403	3	—	406

	$165,572	$2,147	$934	$166,785

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. At March 31, 2011 and December 31, 2010, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

There were no sales of securities held to maturity for the three months ended March 31, 2011 and 2010.

Index

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2011
U.S. Government Agencies	$16,440	$68	$—	$—	$16,440	$68
Residential mortgage-backed securities	97,300	769	—	—	97,300	769

	$113,740	$837	$—	$—	$113,740	$837

December 31, 2010
U.S. Government Agencies	$20,328	$62	$—	$—	$20,328	$62
Residential mortgage-backed securities	74,899	851	—	—	74,899	851
Municipal obligations	1,355	21	—	—	1,355	21

	$96,582	$934	$—	$—	$96,582	$934

Management does not believe that any of the unrealized losses at March 31, 2011, (which are related to three U.S. Government Agency bonds and forty-nine residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses

Allowance for Loan Losses

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements.  These elements include a general allocated reserve for impaired loans, a specific reserve for impaired loans and an unallocated portion.

The Company consistently applies the following comprehensive methodology.  During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include:

·	General economic conditions.

·	Trends in charge-offs.

·	Trends and levels of delinquent loans.

·	Trends and levels of non-performing loans, including loans over 90 days delinquent.

·	Trends in volume and terms of loans.

·	Levels of allowance for specific classified loans.

·	Credit concentrations.

The methodology includes the segregation of the loan portfolio by loands that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans are loans which are more than 60 days delinquent or troubled debt restructured.  These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for reasonableness and bases the loan loss provision accordingly. The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly. In addition, as an integral part of their examination process, the federal deposit insurance corporation will periodically review the allowance for loan losses and may require us to adjust the allowance based on their analysis of information available to them at the time of their examination.

During the quarter ended March 31, 2011, the Company implemented additional criteria to include the review of performing loans as well as the inclusion of a migration factor for classified loans, specifically those loans classified as special mention, substandard or doubtful. The migration factors assigned to the aforementioned classifications increases with the severity of the classification, thereby increasing the general estimation of credit losses from 1.5% to 3.0% of classified loans. The implementation of this change in methodology during the first quarter is primarily responsible for the increase in the estimation of loan losses by $740,000.00.
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

When we classify problem loans, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At March 31, 2011, we had no assets classified as loss, $17.1 million in assets classified as doubtful, of which $5.3 million was classified as impaired, $27.4 million in assets classified as substandard, of which $11.4 million was classified as impaired and $38.4 million in assets classified as special mention, of which $17.4 million was classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the three months ended March 31, 2011 and recorded investment in financing receivables at March 31, 2011. The following table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan type (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Beginning balance	$171	$6,179	$426	$1,286	$204	$18	$133	$8,417

Charge-offs	$-	$380	$-	$-	$-	$-	$-	$380

Recoveries	$-	$-	$-	$-	$-	$-	$-	$-

Provisions	$50	$-	$38	$248	$2	$-	$12	$350

Ending balance	$221	$5,799	$464	$1,534	$206	$18	$145	$8,387

Ending balance: individually evaluated for impairment	$15	$627	$-	$430	$2	$-	$-	$1,074

Ending balance: collectively evaluated for impairment	$206	$5,172	$464	$1,104	$204	$18	$145	$7,313

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivables:

Ending balance	$229,349	$400,388	$17,060	$65,236	$60,804	$1,474	$-	$774,311

Ending balance: individually evaluated for impairment	$926	$32,560	$2,910	$2,811	$404	$-	$-	$39,611

Ending balance: collectively evaluated for impairment	$41,901	$241,072	$12,462	$52,583	$28,442	$230	$-	$376,690

Ending balance: loans acquired with deteriorated credit quality(3)	$186,522	$126,756	$1,688	$9,842	$31,958	$1,244	$-	$358,010
__________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.
(3) Includes all loans acquired by acquisition.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the Bank’s allowance for credit losses and recorded investment in financing receivables at December 31, 2010. The following table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan type (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total

Allowance for credit losses:

Ending balance	$171	$6,179	$426	$1,286	$204	$18	$133	$8,417

Ending balance: individually evaluated for impairment	$-	$1,656	$-	$449	$2	$-	$-	$2,107

Ending balance: collectively evaluated for impairment	$171	$4,523	$426	$837	$202	$18	$133	$6,310

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivables:

Ending balance	$234,435	$410,212	$17,848	$54,160	$63,603	$1,816	$-	$782,074

Ending balance: individually evaluated for impairment	$89	$27,422	$2,910	$2,809	$372	$-	$-	$33,602

Ending balance: collectively evaluated for impairment	$39,524	$250,494	$13,532	$41,541	$28,992	$332	$-	$374,415

Ending balance: loans acquired with deteriorated credit quality(3)	$194,821	$132,296	$1,406	$9,811	$34,240	$1,483	$-	$374,057
__________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.
(3) Includes all loans acquired by acquisition.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, at March 31, 2011. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

At March 31, 2011
(In Thousands)
Non-accruing loans:
Residential	$15,038
Construction	4,081
Commercial business(1)	728
Commercial and multi-family	22,021
Home equity(2)	1,023
Consumer	240
Total	$43,131
__________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, at December 31, 2010.

At December 31, 2010
(In Thousands)
Non-accruing loans:
Residential	$15,115
Construction	2,773
Commercial business(1)	861
Commercial and multi-family	21,147
Home equity(2)	1,632
Consumer	283
Total	$41,811
__________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit. Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011 (In Thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$517	$517	$-	$303	$-
Commercial and Multi-family	21,420	21,420	-	15,565	126
Construction	2,910	2,910	-	2,910	-
Commercial Business(1)	1,002	1,002	-	992	10
Home Equity(2)	291	291	-	240	2
Consumer	-	-	-	-	-

With an allowance recorded:
Residential Mortgages	$409	$409	$15	$205	$4
Commercial and Multi-family	11,140	11,140	627	14,427	140
Construction	-	-	-	-	-
Commercial Business(1)	1,809	1,809	430	1,819	-
Home Equity(2)	113	113	2	148	2
Consumer	-	-	-	-	-

Total:
Residential Mortgages	$926	$926	$15	$508	$4
Commercial and Multi-family	32,560	32,560	627	29,992	266
Construction	2,910	2,910	-	2,910	-
Commercial Business(1)	2,811	2,811	430	2,811	10
Home Equity(2)	404	404	2	388	4
Consumer	-	-	-	-	-

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan type as of December 31, 2010 (In Thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:

Residential	$89	$89	$-
Commercial and multi-family	9,709	9,709	-
Construction	2,910	2,910	-
Commercial business (1)	981	981	-
Home equity (2)	189	189	-
Consumer	-	-	-

With an allowance recorded:
Residential	-	-	-
Commercial and multi-family	$17,713	$17,713	$1,656
Construction	-	-	-
Commercial business (1)	1,828	1,828	449
Home equity (2)	183	183	2
Consumer	-	-	-

Total:
Residential	$89	$89	$-
Commercial and multi-family	27,422	27,422	1,656
Construction	2,910	2,910	-
Commercial business	2,809	2,809	449
Home equity	372	372	2
Consumer	-	-	-

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at March 31, 2011.

	As of March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable>90 Days and Accruing
	(In Thousands)

Residential	$8,994	$1,494	$15,038	$25,526	$203,823	$229,349	—
Commercial and multi-family	19,869	2,927	22,021	44,817	355,571	400,388	—
Construction	1,747	—	4,081	5,828	11,232	17,060	—
Commercial business(1)	1,617	325	728	2,670	62,566	65,236	—
Home equity(2)	1,614	236	1,023	2,873	57,931	60,804	—
Consumer	60	—	240	300	1,174	1,474	—
Total	$33,901	$4,982	$43,131	$82,014	$692,297	$774,311	—

__________
 (1) Includes business lines of credit.
 (2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2010.

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable>90 Days and Accruing
	(In Thousands)

Residential	$5,010	$3,706	$15,115	$23,831	$210,604	$234,435	—
Commercial and multi-family	20,071	5,391	21,147	46,609	363,603	410,212	—
Construction	1,889	—	2,773	4,662	13,186	17,848	—
Commercial business(1)	1,377	456	861	2,694	51,466	54,160	—
Home equity(2)	870	694	1,632	3,196	60,407	63,603	—
Consumer	106	5	283	394	1,422	1,816	—
Total	$29,323	$10,252	$41,811	$81,386	$700,688	$782,074	—

__________
 (1) Includes business lines of credit.
 (2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of March 31, 2011 (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential	$211,021	$5,354	$8,879	$4,095	$-	$229,349
Commercial and multi-family	346,165	29,049	14,017	11,157	-	400,388
Construction	12,687	-	3,706	667	-	17,060
Commercial business(1)	61,300	3,159	317	460	-	65,236
Home equity(2)	58,934	819	474	577	-	60,804
Consumer	1,333	5	-	136	-	1,474
Total	$691,440	$38,386	$27,393	$17,092	$-	$774.311

__________
 (1) Includes business lines of credit.
 (2) Includes home equity lines of credit.

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2010 (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential	$217,459	$4,930	$8,874	$3,172	$-	$234,435
Commercial and multi-family	349,219	30,538	17,760	12,578	117	410,212
Construction	12,763	689	4,005	391	-	17,848
Commercial business(1)	50,248	3,113	339	25	435	54,160
Home equity(2)	61,682	807	488	510	116	63,603
Consumer	1,673	7	-	136	-	1,816
Total	$693,044	$40,084	$31,466	$16,812	$668	$782,074

__________
 (1) Includes business lines of credit.
 (2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents outstanding principal balance and the related carrying amount of acquired loans included in our Consolidated Statements of Financial Condition.

	March 31,	December 31,
	2011	2010
	(In Thousands)
Outstanding principal balance	$362,530	$378,000
Carrying amount	358,010	374,057

The following table presents changes in the accretable discount on loans acquired in the Pamrapo acquisition for the three months ended March 31, 2011 (In Thousands):

Balance – beginning	$205,491
Pamrapo acquisiton
Accretion	(12,126)

Balance - ending	$193,365

No interest income is being recognized on loans acquired where the fair value of the loan was based on the cash flows expected to be received from the foreclosure and sale of the underlying collateral.  The carrying value of these loans at March 31, 2011 and December 31, 2010 was $11,644,000 and $11,661,000.

Index

Note 8 – Fair Values of Financial Instruments

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (In Thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of March 31, 2011:

Securities available for sale	$1,257	$1,257	$—	$—

As of December 31, 2010:

Securities available for sale	$1,098	$1,098	$—	$—

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2011.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (In Thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of March 31, 2011:

Impaired loans	$12,397	$—	$—	$12,397

As of December 31, 2010:

Impaired Loans	$17,617	$—	$—	$17,617
Real estate owned	$513	$—	$—	$513

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost at March 31, 2011 and December 31, 2010.

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

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $13,471,000 and $19,724,000, net of a valuation allowance of $1,074,000 and $2,107,000 at March 31, 2011 and December 31, 2010, respectively.

Real Estate Owned (Generally Carried at Fair Value)

Real Estate Owned is generally carried at fair value when the carrying value is written down to fair value, which is determined based upon independent third-party appraisals of the properties or based upon the expected proceeds from a pending sale. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows at March 31, 2011 and December 31, 2010:

	March 31,		December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$66,223	$66,223	$121,127	$121,127
Securities available for sale	1,257	1,257	1,098	1,098
Securities held to maturity	226,208	227,508	165,572	166,785
Loans held for sale	1,739	1,774	5,572	5,633
Loans receivable	765,397	780,935	773,101	779,858
FHLB of New York stock	6,723	6,723	6,723	6,723
Interest receivable	5,587	5,587	5,203	5,203

Financial liabilities:
Deposits	878,871	883,777	886,288	890,402
Long-term debt	114,124	131,286	114,124	126,895
Interest payable	783	783	787	787

Note 9 – New Accounting Pronouncements

Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 10- Subsequent Events

At the Annual Meeting of the Shareholders held on April 28, 2011 (the "Annual Meeting"), the shareholders of BCB Bancorp, Inc. approved the adoption of the BCB Bancorp, Inc. 2011 Stock Option Plan ("2011 Stock Plan"). The 2011 Stock Plan authorizes the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options.  Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan.  All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. Additionally, at the Annual Meeting, the shareholders approved the amendment to the BCB Bancorp, Inc. Certificate of Incorporation to authorize the issuance of up to 10 million shares of preferred stock, par value $0.01 per share.

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

New Federal Legislation

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the Office of Thrift Supervision. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. BCB Bancorp will be subject to the new capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months from the date of enactment that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Financial Condition

Total assets decreased by $7.0 million or 0.63% to $1.10 billion at March 31, 2011 from $1.11 billion at December 31, 2010. The decrease in total assets occurred primarily as a result of a decrease in cash and cash equivalents of $54.9 million and loans receivable of $7.7 million partially offset by an increase in securities held to maturity of $60.6 million. Management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the first quarter, the composition of the Bank’s balance sheet shifted out of cash and cash equivalents to investment securities. The initial intention of accumulating liquidity was to explore the possibility of repaying certain wholesale advances in an effort to reduce interest expense. Diligent monitoring of the penalties associated with the early prepayment of these advances proved cost prohibitive. Consequently, management decided to deploy the liquidity into pools of government sponsored enterprise (GSE) mortgage backed securities, providing yields of approximately three hundred fifty basis points higher than the yield on the cash deposits. Investing in mortgage backed securities of intermediate terms of fifteen and twenty years ensures regular cash flow with accelerated amortization over long term investments, thereby positively impacting net interest income, spread, and margin. It is our intention to grow the balance sheet at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $54.9 million or 45.3% to $66.2 million at March 31, 2011 from $121.1 million at December 31, 2010. Investment securities classified as held-to-maturity increased by $60.6 million or 36.6% to $226.2 million at March 31, 2011 from $165.6 million at December 31, 2010. This increase in investment securities occurred as a result of purchases of $78.6 million during the three months ended March 31, 2011, partially offset by call options exercised on $7.8 million of callable agency securities and $9.7 million in repayments and prepayments in the mortgage backed security portfolio during the three months ended March 31, 2011.

Loans receivable decreased by $7.7 million or 1.0% to $765.4 million at March 31, 2011 from $773.1 million at December 31, 2010. The decrease resulted primarily from a $15.7 million decrease in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institution and a $3.1 million decrease in consumer loans, net of amortization, partially offset by a $11.1 million increase in commercial loans comprising business loans and commercial lines of credit, net of amortization, partially offset by a $30,000 decrease in the allowance for loan losses. The balance in the loan pipeline as of March 31, 2011 stood at $72.6 million. At March 31, 2011, the allowance for loan losses was $8.4 million or 19.5% of non-performing loans. As a result of the loans acquired in the business combination transaction being recorded at their fair value, the balance in the allowance for loan losses that was on the balance sheet of the former Pamrapo Bancorp, Inc., was not carried over in the allowance balance previously discussed.

Deposit liabilities decreased by $7.4 million or 0.83% to $878.9 million at March 31, 2011 from $886.3 million at December 31, 2010. The decrease resulted primarily from a $8.6 million decrease in time deposit accounts and $1.4 million decrease in transaction accounts, partially offset by an $2.6 million increase in the savings and club accounts. During the three months ended March 31, 2011, the Federal Open Market Committee (FOMC) has continued its low short term interest rate policy. This has resulted in a steepening of the yield curve, resulting in lower short term time deposit account yields which in turn has had the effect of decreasing interest expense.

The balance of borrowed money remained constant at $114.1 million for the periods ended March 31, 2011 and December 31, 2010. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in GSE investment securities.

Index

Stockholders’ equity increased by $1.0 million or 1.0% to $100.0 million at March 31, 2011 from $99.0 million at December 31, 2010. The increase in stockholders’ equity is primarily attributable to net income for the three months ended March 31, 2011 of $1.9 million, a $172,000 increase resulting from the exercise of stock options totaling 19,084 shares and a $96,000 increase in the market value of our available-for-sale securities portfolio, net of tax partially offset by the payment of a quarterly cash dividend totaling $1.1 million representing a $0.12 per share payment during the three months ended March 31, 2011 and $54,000 paid to repurchase 5,132 shares of the Company’s common stock. At March 31, 2011, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 9.33%, 16.91% and 18.10% respectively.

Results of Operations

Net income increased by $1.2 million or 171.4% to $1.9 million for the three months ended March 31, 2011 from $718,000 for the three months ended March 31, 2010. The increase in net income was due to increases in net interest income, non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and income tax expense. Net interest income increased by $4.93 million or 104.0% to $9.67 million for the three months ended March 31, 2011 from $4.74 million for the three months ended March 31, 2010. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $463.6 million or 74.7% to $1.08 billion for the three months ended March 31, 2011 from $620.8 million for the three months ended March 31, 2010, partially offset by a decrease in the average yield on interest earning assets to 4.82% for the three months ended March 31, 2011 from 5.13% for the three months ended March 31, 2010. The average balance of interest bearing liabilities increased by $384.6 million or 70.4% to $930.9 million for the three months ended March 31, 2011 from $546.3 million for the three months ended March 31, 2010 and the average cost of interest bearing liabilities decreased by ninety-one basis points to 1.45% for the three months ended March 31, 2011 from 2.36% for the three months ended March 31, 2010. The decrease of ninety-one basis points in the average cost of interest bearing liabilities more than offset the decrease of thirty-one basis points in the average yield on interest earning assets. As a consequence of the aforementioned, our net interest margin increased to 3.57% for the three months ended March 31, 2011 from 3.06% for the three months ended March 31, 2010. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities is primarily attributable to the completion of the business combination transaction with Pamrapo Bancorp, Inc.

Interest income on loans receivable increased by $4.82 million or 74.8% to $11.26 million for the three months ended March 31, 2011 from $6.44 million for the three months ended March 31, 2010. The increase was primarily attributable to an increase in the average balance of loans receivable of $388.1 million or 95.4% to $794.8 million for the three months ended March 31, 2011 from $406.7 million for the three months ended March 31, 2010, partially offset by a decrease in the average yield on loans receivable to 5.67% for the three months ended March 31, 2011 from 6.33% for the three months ended March 31, 2010. The increase in the average balance of loans is primarily attributable to the acquisition of Pamrapo Bancorp, Inc. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans. Further, as the average yield on the loans acquired in the business combination transaction with Pamrapo Bancorp Inc., were less than that of BCB Bancorp, Inc., as a stand-alone institution, the combination of both portfolios decreased the composite yield accordingly.

Interest income on securities increased by $261,000 or 17.4% to $1.8 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010. This increase was primarily due to an increase in the average balance of securities held-to-maturity of $60.5 million or 42.9% to $201.6 million for the three months ended March 31, 2011 from $141.1 million for the three months ended March 31, 2010, partially offset by a decrease in the average yield of securities held-to-maturity to 3.50% for the three months ended March 31, 2011 from 4.26% for the three months ended March 31, 2010.The decrease in the average yield reflects the lower long term interest rate environment during the three months ended March 31, 2011 compared with the three months ended March 31, 2010. The increase in the average balance is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc.

Interest income on other interest-earning assets increased by $9,000 or 47.4% to $28,000 for the three months ended March 31, 2011 from $19,000 for the three months ended March 31, 2010. This increase was primarily due to an increase of $14.9 million or 20.4% in the average balance of other interest-earning assets to $87.9 million for the three months ended March 31, 2011 from $73.0 million for the three months ended March 31, 2010. The average yield on other interest-earning assets increased slightly to 0.13% for the three months ended March 31, 2011from 0.10% for the three month ended March 31, 2010. The static nature of the average yield on other interest earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last two years. The increase in the average balance of other interest earning assets is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc.

Total interest expense increased by $164,000 or 5.1% to $3.38 million for the three months ended March 31, 2011 from $3.22 million for the three months ended March 31, 2010 The increase resulted primarily from an increase in the balance of average interest bearing liabilities of $384.6 million or 70.4% to $930.9 million for the three months ended March 31, 2011 from $546.3 million for the three months ended March 31, 2010, partially offset by a decrease in the average cost of interest bearing liabilities of ninety-one basis points to 1.45% for the three months ended March 31, 2011 from 2.36% for the three months ended March 31, 2010. The increase in the balance of average interest bearing liabilities is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc. The decrease in the average cost reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $350,000 and $450,000 for the three month periods ended March 31, 2011 and 2010, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2011, the Bank experienced $380,000 in net charge-offs, (consisting of $380,000 in charge-offs and no recoveries). During the three months ended March 31, 2010, the Bank experienced $434,000 in net charge-offs, (consisting of $446,000 in charge-offs and $12,000 in recoveries). The Bank had non-performing loans totaling $43.1 million or 5.57% of gross loans at March 31, 2011, $41.8 million or 5.35% of gross loans at December 31, 2010 and $13.3 million or 3.33% of gross loans at March 31, 2010. The increase in non-performing loans resulted primarily from the acquisition of Pamrapo Bancorp, whose non-performing loans totaled $26.3 million at March 31, 2011. The allowance for loan losses was $8.4 million or 1.08% of gross loans at March 31, 2011, $8.4 million or 1.08% of gross loans at December 31, 2010 and $6.7 million or 1.67% of gross loans at March 31, 2010. The carrying value of the loans acquired from Pamrapo was $358.0 million at March 31, 2011. These loans were the primary reason for the decrease in the ratio of the allowance for loan losses to gross loans from March 31, 2010 as there was no carryover of the historical Pamrapo allowance for credit losses related to these loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2011, December 31, 2010 and March 31, 2010.

Total non-interest income increased by $212,000 or 88.0% to $453,000 for the three months ended March 31, 2011 from $241,000 for the three months ended March 31, 2010. The increase in non-interest income resulted primarily from an increase of $186,000 or a 110.0% increase in fees and service charges and other non-interest income to $355,000 for the three months ended March 31, 2011 from $169,000 for the three months ended March 31, 2010, and an increase of $106,000 or 147.2% in gain on sale of loans originated for sale to $178,000 for the three months ended March 31, 2011 from $72,000 for the three months ended March 31, 2010. General fees, service charges and other income increased primarily as a result of a $117,000 recovery of legal fees from the Insurance Company pertaining to Pamrapo Bancorp, Inc. litigation issues.

Index

The increase in gain on sale of loans originated for sale occurred primarily as a result of the active local market for refinancing one-to four-family residential mortgages, aided in large part by the low interest rate environment. The aforementioned increases were partially offset by an $80,000 loss on the sale of certain REO properties for the three months ended March 31, 2011 from no such loss for the three months ended March 31, 2010.

Total non-interest expense increased by $3.3 million or 100.0% to $6.6 million for the three months ended March 31, 2011 from $3.3 million for the three months ended March 31, 2010. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Pamrapo Bancorp, Inc. Salaries and employee benefits expense increased by $1.6 million or 114.3% to $3.0 million for the three months ended March 31, 2011 from $1.37 million for the three months ended March 31, 2010. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 182 at March 31, 2011, from 88 at March 31, 2010. Occupancy expense increased by $492,000 or 171.4% to $779,000 for the three months ended March 31, 2011 from $287,000 for the three months ended March 31, 2010. Equipment expense increased by $469,000 or 84.7% to $1.02 million for the three months ended March 31, 2011 from $554,000 for the three months ended March 31, 2010. The primary component of this expense item is data service provider expense which increases with the growth in the Bank’s assets.

Professional fees increased by $71,000 or 53.8% to $203,000 for the three months ended March 31, 2011 from $132,000 for the three months ended March 31, 2010. Directors fees increased by $13,000 or 12.3% to $119,000 for the three months ended March 31, 2011 from $106,000 for the three months ended March 31, 2010. Regulatory assessments increased by $265,000 or 153.2% to $438,000 for the three months ended March 31, 2011 from $173,000 for the three months ended March 31, 2010. Advertising expense increased by $5,000 or 7.5% to $72,000 for the three months ended March 31, 2011 from $67,000 for the three months ended March 31, 2010.  Merger related expenses decreased by $200,000 to no related expense for the three months ended March 31, 2011 compared to $200,000 for the three months ended March 31, 2010. Other non-interest expense increased by $605,000 or 158.0% to $988,000 for the three months ended March 31, 2011 from $383,000 for the three months ended March 31, 2010. The increase in other expenses occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is also comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income taxes increased by $679,000 or 124.4% to $1.2 million for the three months ended March 31, 2011 from $546,000 for the three months ended March 31, 2010, reflecting increased taxable income during the three month time period ended March 31, 2011. Net income increased substantially in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily as a result of the increase in the size of the Company’s balance sheet which was attributable to the business combination transaction with the Pamrapo Bancorp, Inc. The consolidated effective tax rate for the three months ended March 31, 2011 was 38.9% compared to 43.2% for the three months ended March 31. 2010 due to nondeductible merger related items which occurred during the three months ended March 31, 2010.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2011. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2011. The following sets forth the Company’s NPV as of that date.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$103,338	$(26,376)	-20.33%	9.79%	-163 bps
+200bp	119,007	(10,707)	-8.25	10.96	-46 bps
+100bp	128,476	(1,238)	-0.95	11.53	11 bps
PAR	129,714	—	—	11.42	—

bp – basis points

The table above indicates that at March 31, 2011, in the event of a 100 basis point increase in interest rates, we would experience a 0.95% decrease in NPV.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At March 31, 2011, we were not involved in any material legal proceedings, the outcome of which would have a material adverse affect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

Set forth below are certain factors for our investors to consider.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On July 14, 2010, the Company announced a fourth stock repurchase plan to repurchase 5% or 479,965 shares of the Company’s common stock. The Company’s stock purchases for the three months ended March 31, 2011 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

1/1- 1/31	4,816	$10.55	4,816	414,186
2/1- 2/28	316	$11.50	5,132	413,870
3/1- 3/31	—	$—	—	413,870

Total	5,132	$10.61	5,132	413,870

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

Index

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: May 16, 2011	By:	/s/ Donald Mindiak
Donald Mindiak
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Kenneth Walter
Kenneth Walter
Chief Financial Officer