Form 10-Q
period 2011-06-30
BCB BANCORP INC
filed 2011-08-12
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2011, BCB Bancorp, Inc., had 9,263,032 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Data, Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Cash and amounts due from depository institutions	$10,655	$22,065
Interest-earning deposits	63,485	99,062

Total Cash and Cash equivalents	74,140	121,127

Securities available for sale	1,314	1,098
Securities held to maturity, fair value $221,719 and $166,785; respectively	217,983	165,572
Loans held for sale	2,147	5,572
Loans receivable, net of allowance for loan losses of $8,716 and $8,417; respectively	764,980	773,101
Premises and equipment	12,784	11,359
Property held for sale	1,017	1,017
Federal Home Loan Bank of New York stock	6,678	6,723
Interest receivable	5,387	5,203
Real estate owned	4,190	3,602
Deferred income taxes	5,925	5,785
Other assets	3,800	6,729

Total Assets	$1,100,345	$1,106,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest bearing deposits	$69,966	$69,471
Interest bearing deposits	807,647	816,817

Total deposits	877,613	886,288

Long-term debt	114,124	114,124
Other Liabilities	9,096	7,502

Total Liabilities	1,000,833	1,007,914

STOCKHOLDERS’ EQUITY
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, stated value $0.064; 20,000,000 shares authorized, 10,170,411 and 10,144,830 shares respectively, issued; 9,278,642 shares and 9,383,695 shares, respectively, outstanding	650	649
Additional paid-in capital	85,533	85,327
Treasury stock, at cost, 891,769 and 761,135 shares, respectively	(12,178)	(10,760)
Retained Earnings	25,372	23,753
Accumulated other comprehensive income, net of taxes	135	5

Total Stockholders’ equity	99,512	98,974

Total Liabilities and Stockholders’ equity	$1,100,345	$1,106,888

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest income:
Loans	$11,090	$6,369	$22,351	$12,806
Investments, taxable	2,129	1,328	3,882	2,832
Investment, non-taxable	13	-	25	-
Other interest-earning assets	18	21	46	40

Total interest income	13,250	7,718	26,304	15,678

Interest expense:
Deposits:
Demand	222	176	447	388
Savings and club	275	238	544	510
Certificates of deposit	1,638	1,380	3,305	2,893

	2,135	1,794	4,296	3,791

Borrowed money	1,233	1,233	2,454	2,454

Total interest expense	3,368	3,027	6,750	6,245

Net interest income	9,882	4,691	19,554	9,433
Provision for loan losses	450	300	800	750

Net interest income after provision for loan losses	9,432	4,391	18,754	8,683

Non-interest income:
Fees and service charges	243	240	462	400
Gain on sales of loans originated for sale	226	56	404	128
Loss on sale of real estate owned	(80)	-	(136)	-
Gain on sale of securities	18	-	18	-
Other	22	8	158	17

Total non-interest income	429	304	906	545

Non-interest expense:
Salaries and employee benefits	2,900	1,403	5,907	2,770
Occupancy expense of premises	723	273	1,502	560
Equipment	1,068	536	2,091	1,090
Professional Fees	258	61	461	193
Director Fees	180	108	299	214
Regulatory Assessments	355	189	793	362
Advertising	106	71	178	138
Merger related expenses	256	144	256	344
Other	711	394	1,723	777

Total non-interest expense	6,557	3,179	13,210	6,448

Income before income tax provision	3,304	1,516	6,450	2,780
Income tax provision	1,352	594	2,577	1,140

Net Income	$1,952	$922	$3,873	$1,640

Index

Net Income per common share
Basic:	$0.21	$0.20	$0.41	$0.35

Diluted	$0.21	$0.20	$0.41	$0.35

Weighted average number of common shares outstanding:
Basic	9,356	4,663	9,375	4,662

Diluted	9,374	4,678	9,394	4,678

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, except share and per share data, Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Beginning Balance at December 31, 2010	$649	$85,327	$(10,760)	$23,753	$5	$98,974

Exercise of Stock Options (25,581 shares)	1	206	—	—	—	207

Treasury Stock Purchases (130,634 shares)	—	—	(1,418)	—	—	(1,418)

Cash dividends ($0.24 per share) declared	—	—	—	(2,254)	—	(2,254)

Net income for the six months ended June 30, 2011	—	—	—	3,873	—	3,873

Unrealized gain on securities available for sale, net of deferred income tax of $(86)	—	—	—	—	130	130

Total Comprehensive income	—	—	—	—	—	4,003

Ending Balance at June 30, 2011	$650	$85,533	$(12,178)	$25,372	$135	$99,512

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income	$3,873	$1,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	505	185
Amortization and accretion, net	767	651
Provision for loan losses	800	750
Deferred income tax benefit	(226)	(62)
Loans originated for sale	(10,143)	(10,881)
Proceeds from sale of loans originated for sale	12,447	11,817
Gain on sale of loans originated for sale	(404)	(128)
Loss on sales of real estate owned	136	-
Gain on sales of securities held to maturity	(18)	-
(Increase) decrease in interest receivable	(184)	233
Decrease (increase) in other assets	2,929	(231)
(Decrease) in accrued interest payable	(34)	(84)
Increase (decrease) in other liabilities	1,628	(619)

Net cash provided by operating activities	12,076	3,271

Cash flows from investing activities:
Redemption of Federal Home Loan Bank of New York stock	45	12
Proceeds from calls of securities held to maturity	17,322	66,470
Purchases of securities held to maturity	(90,552)	(54,921)
Proceeds from repayments on securities held to maturity	17,509	4,808
Proceeds from sales of securities held to maturity	2.438	-
Proceeds from sales of participation interest in loans	2,437	-
Proceeds from sales of real estate owned	656	494
Purchases of loans	(847)	-
Net decrease in loans receivable	6,004	13,253
Improvements to other real estate owned	(5)	(20)
Additions to premises and equipment	(1,930)	(185)

Net cash (used in) provided by investing activities	(46,923)	29,911

Cash flows from financing activities:
Net (Decrease) increase in deposits	(8,675)	20,354
Purchases of treasury stock	(1,418)	(12)
Cash dividend paid	(2,254)	(1,120)
Exercise of stock options	207	31

Net cash (used in) provided by financing activities	(12,140)	19,253

Net (Decrease) increase in cash and cash equivalents	(46,987)	52,435
Cash and cash equivalents-beginning	121,127	67,347

Cash and cash equivalents-ending	$74,140	$119,782

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$54	$1,487
Interest	$6,784	$6,329

Non-cash items:
Transfer of loans to other real estate owned	$2,316	$1,193
Loans to facilitate sale of other real estate owned	$942	$-
Reclassification of loans originated for sale to held to maturity	$1,524	$2,151

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011 or any other future interim period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between June 30, 2011, and the date these consolidated financial statements were issued.

Note 2 – Acquisition

Allegiance Community Bank

On April 5, 2011, BCB Bancorp, Inc. (the Company), its wholly owned New Jersey Bank subsidiary, BCB Community Bank and Allegiance Community Bank (“Allegiance”), headquartered in South Orange, New Jersey, jointly announced the signing of an agreement and plan of merger, dated as of April 4, 2011 (the “merger agreement”) pursuant to which Allegiance will merge with and into BCB Community Bank. At December 31, 2010, Allegiance had total assets of approximately $121.3 million, including $84.2 million in loans, and deposits of approximately $100.1 million in two branches in South Orange and Woodbridge, New Jersey. Under the terms of the merger agreement, each outstanding share of Allegiance common stock will be converted into the right to receive 0.35 shares of common stock of the Company, subject to adjustment as disclosed in the merger agreement. The merger is expected to close sometime in the second half of 2011, pending regulatory approvals, approval of the merger agreement by shareholders of Allegiance and the satisfaction of other customary closing conditions.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following, (In Thousands):

	Three months ended June 30		Six Months ended June 30
	2011	2010	2011	2010

Pension plan:
Interest cost	$117	$-	$234	$-
Expected return on plan assets	(94)	-	(188)	-

Net periodic pension cost	$23	$-	$46	$-

SERP plan:
Interest cost	$7	$-	$14	$-

Net periodic postretirement cost	$7	$-	$14	$-

Stock-Based Compensation Plan

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options. Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. No grants of stock options have been issued under the 2011 Stock Plan.

Note 4 – Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. For the three and six months ended June 30, 2011 and 2010, the weighted average of outstanding options considered to be anti-dilutive were 180,684 and 230,264, respectively, and were therefore, excluded from diluted net income per common share calculation.

Index

Note 5 – Securities Available for Sale

	June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities-Financial Institutions	$1,097	$217	$-	$1,314

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities-Financial Institutions	$1,097	$32	$31	$1,098

There were no sales of securities available for sale for the six months ended June 30, 2011 and 2010.

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
June 30, 2011
Equity Securities-Financial Institutions	$—	$—	$—	$—	$—	$—

December 31, 2010
Equity Securities-Financial Institutions	$65	$31	$—	$—	$65	$31

Index

Note 6 – Securities Held to Maturity

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:
Due within one year	$3,315	$113	$-	$3,428
Due after ten years	25,495	179	19	25,655

	28,810	292	19	29,083

Residential mortgage-backed securities:
Due within one year	$12	$-	$-	$12
Due after one year through five years	910	36	-	946
Due after five years through ten years	44,217	563	22	44,758
Due after ten years	136,258	2,981	110	139,129

	181,397	3,580	132	184,845

Subordinated notes:
Due within one year	$6,000	$-	$-	$6,000
Municipal obligations:
Due after ten years	1,373	10	-	1,383
Trust originated preferred security:
Due after ten years	403	5	-	408

	7,776	15	-	7,791

	$217,983	$3,887	$151	$221,719

Index

Note 6 – Securities Held to Maturity (Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:
Due after one through five years	$3,315	$180	$—	$3,495
Due after ten years	27,523	14	62	27,475

	30,838	194	62	30,970

Residential mortgage-backed securities:
Due within one year	$6	$—	$—	$6
Due after one year through five years	775	24	1	798
Due after five years through ten years	54,629	374	357	54,646
Due after ten years	71,545	1,552	493	72,604

	126,955	1,950	851	128,054

Subordinated notes:
Due within one year	$6,000	$—	$—	$6,000
Municipal obligations:
Due after ten years	1,376	—	21	1,355
Trust originated preferred security:
Due after ten years	403	3	—	406

	$165,572	$2,147	$934	$166,785

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. At June 30, 2011 and December 31, 2010, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

During the second quarter of 2011, management decided to sell its collateralized mortgage obligations that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the three and six months ended June 30, 2011, proceeds from sales of securities held to maturity totaled approximately $2,438,000 and resulted in gross gains of approximately $25,000 and gross losses of approximately $7,000.

There were no sales of securities held to maturity for the six months ended June 30, 2010.

Index

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2011
U.S. Government Agencies	$2,981	$19	$—	$—	$2,981	$19
Residential mortgage-backed securities	20,823	132	—	—	20,823	132

	$23,804	$151	$—	$—	$23,804	$151

December 31, 2010
U.S. Government Agencies	$20,328	$62	$—	$—	$20,328	$62
Residential mortgage-backed securities	74,899	851	—	—	74,899	851
Municipal obligations	1,355	21	—	—	1,355	21

	$96,582	$934	$—	$—	$96,582	$934

Management does not believe that any of the unrealized losses at June 30, 2011, (which are related to one U.S. Government Agency bonds and thirteen residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in Loans receivable at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(In Thousands)
Real estate mortgage:
Residential	$224,896	$234,435
Commercial and multi-family	406,866	410,212
Construction	14,266	17,848

	646,028	662,495

Commercial:
Business loans	23,383	13,932
Lines of credit	45,489	40,228

	68,872	54,160

Consumer:
Passbook or certificate	889	1,004
Home equity lines of credit	9,948	10,228
Home equity	47,873	53,375
Automobile	140	178
Personal	437	554

	59,287	65,339

Deposit overdrafts	75	80

Total Loans	774,262	782,074

Deferred loan fees, net	(566)	(556)
Allowance for loan losses	(8,716)	(8,417)

	(9,282)	(8,973)

	$764,980	$773,101

Index

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

The Company consistently applies the following comprehensive methodology.  During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include:

●	General economic conditions.

●	Trends in charge-offs.

●	Trends and levels of delinquent loans.

●	Trends and levels of non-performing loans, including loans over 90 days delinquent.

●	Trends in volume and terms of loans.

●	Levels of allowance for specific classified loans.

●	Credit concentrations.

The methodology includes the segregation of the loan portfolio by loans that are performing and loans that are impaired. Loans which are performing are evaluated collectively by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans are loans which are 60 days or more delinquent or troubled debt restructured. These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for reasonableness and bases the loan loss provision accordingly.

The portfolio of performing loans is segmented into the following loan types, where the risk level for each type is analyzed when determining the allowance for these loans:

Residential single family real estate loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate residential family real estate loans decreases the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower.

Construction lending is generally considered to involve a high risk due to the concentration of principal in a limited number of loans and borrowers and the effects of the general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Bank than construction loans to individuals on their personal residence.

Commercial and multi-family real estate lending entails significant additional risks as compared with residential family property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally.

Commercial business lending is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans are primarily secured by inventories and other business assets. In most cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

Home equity lending entails certain risks such as interest rate risk and risk of non-repayment. The marketability of the underlying property may be adversely affected by higher interest rates, decreasing the collateral securing the loan. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower.

Home equity line of credit lending entails securing an equity interest in the borrower’s home. The risk associated with this type of lending is the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower. This type of lending is often priced on an adjustable rate basis with the rate set at or above a predefined index. Adjustable-rate loans decreases the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default

Consumer loans generally have more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally have shorter terms and higher interest rates than other lending. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide and adequate source of repayment of the outstanding loan.

Index

The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly. In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation will periodically review the allowance for loan losses and may require us to adjust the allowance based on their analysis of information available to it at the time of its examination.

Classified Assets.  The Company’s policies provide for a classification system for problem assets.  Under this classification system, problem assets are classified as “substandard,” “doubtful,” “loss” or “special mention.”  An asset is considered substandard if it is inadequately protected by its current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that “some loss” will be sustained if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weakness present makes “collection or liquidation in full” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted, and the loan, or a portion thereof, is charged-off.  Assets may be designated special mention because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At June 30, 2011, we had no assets classified as loss, $6.4 million in assets classified as doubtful, $40.8 million in assets classified as substandard, and $43.4 million in assets classified as special mention. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

In prior quarters, the Company has relied upon peer group historical data in the provision methodology. The current methodology for this calculation is determined with the Company’s specific Historical Loss Percentage (“HLP”) for each loan type, using 2 years of prior bank data (or 8 quarters). The relative weights of prior quarters are decayed logarithmically and are further adjusted based on the trend of the historical loss percentage at the time. Also, instead of applying consistent percentages to each of the credit risk grades, the most recent methodology applies a higher factor to classified loans based on a delinquency risk trend and concentration risk trend by using the past due and non-accrual as a percentage of the specific loan category. The change in methodology has resulted in a shift in the required allowances across loan types with no material change in the total allowance for loan losses. The decrease in commercial doubtful accounts from December 31, 2010 to June 30, 2011 was caused by loans transferred to foreclosure and loans progressing to current status.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the three months ended June 30, 2011 (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Beginning balance March 31, 2011	$221	$5,799	$464	$1,534	$206	$18	$145	$8,387

Charge-offs	$122	$-	$-	$24	$-	$-	$-	$146

Recoveries	$-	$25	$-	$-	$-	$-	$-	$25

Provisions	$555	$(546)	$(109)	$(18)	$156	$(11)	$423	$450

Ending balance June 30, 2011	$654	$5,278	$355	$1,492	$362	$7	$568	$8,716

Ending balance: individually evaluated for impairment	$44	$1,518	$110	$416	$2	$-	$-	$2,090

Ending balance: collectively evaluated for impairment	$610	$3,760	$245	$1,076	$360	$7	$568	$6,626

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

__________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the six months ended June 30, 2011 and recorded investment in financing receivables at June 30, 2011. The following table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan type (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Beginning balance	$171	$6,179	$426	$1,286	$204	$18	$133	$8,417

Charge-offs	$122	$380	$-	$24	$-	$-	$-	$526

Recoveries	$-	$25	$-	$-	$-	$-	$-	$25

Provisions	$605	$(546)	$(71)	$230	$158	$(11)	$435	$800

Ending balance	$654	$5,278	$355	$1,492	$362	$7	$568	$8,716

Ending balance: individually evaluated for impairment	$44	$1,518	$110	$416	$2	$-	$-	$2,090

Ending balance: collectively evaluated for impairment	$610	$3,760	$245	$1,076	$360	$7	$568	$6,626

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivables:

Ending balance	$224,896	$406,866	$14,266	$68,872	$57,821	$1,541	$-	$774,262

Ending balance: individually evaluated for impairment	$1,338	$36,260	$4,486	$3,518	$518	$-	$-	$46,120

Ending balance: collectively evaluated for impairment	$46,507	$247,338	$7,748	$55,092	$27,197	$383	$-	$384,265

Ending balance: loans acquired with deteriorated credit quality(3)	$177,051	$123,268	$2,052	$10,262	$30,106	$1,158	$-	$343,877

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, at June 30, 2011. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.
At June 30, 2011
(In Thousands)
Non-accruing loans:
Residential	$13,251
Construction	4,303
Commercial business(1)	612
Commercial and multi-family	22,757
Home equity(2)	1,331
Consumer	236
Total	$42,490
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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011 and average recorded investment and actual interest income recognized for the three months ended June 30, 2011 (In Thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$1,176	$1,176	$-	$847	$-
Commercial and Multi-family	19,260	19,260	-	20,340	118
Construction	3,826	3,826	-	3,368	-
Commercial Business(1)	1,723	1,723	-	1,363	12
Home Equity(2)	406	406	-	349	-
Consumer	-	-	-	-	-

With an allowance recorded:
Residential Mortgages	$162	$162	$44	$286	$-
Commercial and Multi-family	17,000	17,000	1,518	14,070	107
Construction	660	660	110	330	-
Commercial Business(1)	1,795	1,795	416	1,802	-
Home Equity(2)	112	112	2	113	2
Consumer	-	-	-	-	-

Total:
Residential Mortgages	$1,338	$1,338	$44	$1,132	$2
Commercial and Multi-family	36,260	36,260	1,518	34,410	225
Construction	4,486	4,486	110	3,698	-
Commercial Business(1)	3,518	3,518	416	3,165	12
Home Equity(2)	518	518	2	461	2
Consumer	-	-	-	-	-

_________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011 and the average recorded investment and actual interest income recognized for the six months ended June 30, 2011 (In Thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$1,176	$1,176	$-	$594	$-
Commercial and Multi-family	19,260	19,260	-	16,796	224
Construction	3,826	3,826	-	3,215	-
Commercial Business(1)	1,723	1,723	-	1,235	22
Home Equity(2)	406	406	-	295	1
Consumer	-	-	-	-	-

With an allowance recorded:
Residential Mortgages	$162	$162	$44	$286	$-
Commercial and Multi-family	17,000	17,000	1,518	15,284	247
Construction	660	660	110	330	-
Commercial Business(1)	1,795	1,795	416	1,811	-
Home Equity(2)	112	112	2	136	5
Consumer	-	-	-	-	-

Total:
Residential Mortgages	$1,338	$1,338	$44	$784	$-
Commercial and Multi-family	36,260	36,260	1,518	32,081	491
Construction	4,486	4,486	110	3,435	-
Commercial Business(1)	3,518	3,518	416	3,046	22
Home Equity(2)	518	518	2	431	6
Consumer	-	-	-	-	-

_________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued) The following table summarizes information in regards to impaired loans by loan type as of December 31, 2010 (In Thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential	$89	$89	$-
Commercial and multi-family	9,709	9,709	-
Construction	2,910	2,910	-
Commercial business(1)	981	981	-
Home equity(2)	189	189	-
Consumer	-	-	-

With an allowance recorded:
Residential	$-	$-	$-
Commercial and multi-family	17,713	17,713	1,656
Construction	-	-	-
Commercial business(1)	1,828	1,828	449
Home equity(2)	183	183	2
Consumer	-	-	-

Total:
Residential	$89	$89	$-
Commercial and multi-family	27,422	27,422	1,656
Construction	2,910	2,910	-
Commercial business	2,809	2,809	449
Home equity	372	372	2
Consumer	-	-	-

________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at June 30, 2011:

	As of June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivables	Loans Receivable 90 Days or More and Accruing
	(In Thousands)
Residential	$3,625	$3,838	$13,251	$20,714	$204,182	$224,896	$—
Commercial and multi-family	17,171	6,618	22,757	46,546	360,320	406,866	—
Construction	688	—	4,303	4,991	9,275	14,266	—
Commercial business(1)	194	1,054	612	1,860	67,012	68,872	—
Home equity(2)	1,536	144	1,331	3,011	54,810	57,821	—
Consumer	21	—	236	257	1,284	1,541	—
Total	$23,235	$11,654	$42,490	$77,379	$696,883	$774,262	$—

__________
 (1) Includes business lines of credit.
 (2) Includes home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2010 :

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivables	Loans Receivable 90 Days or More Accruing
	(In Thousands)
Residential	$5,010	$3,706	$15,115	$23,831	$210,604	$234,435	—
Commercial and multi-family	20,071	5,391	21,147	46,609	363,603	410,212	—
Construction	1,889	—	2,773	4,662	13,186	17,848	—
Commercial business(1)	1,377	456	861	2,694	51,466	54,160	—
Home equity(2)	870	694	1,632	3,196	60,407	63,603	—
Consumer	106	5	283	394	1,422	1,816	—
Total	$29,323	$10,252	$41,811	$81,386	$700,688	$782,074	—

__________
 (1) Includes business lines of credit.
 (2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of June 30, 2011 (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential	$204,367	$7,866	$9,603	$3,060	$-	$224,896
Commercial and multi-family	347,772	32,984	25,404	706	-	406,866
Construction	10,653	-	2,549	1,064	-	14,266
Commercial business(1)	64,007	1,509	2,208	1,148	-	68,872
Home equity(2)	55,383	1,087	1,041	310	-	57,821
Consumer	1,405	--	--	136	-	1,541
Total	$683,587	$43,446	$40,805	$6,424	$-	$774,262

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

	June 30,	December 31,
	2011	2010
	(In Thousands)
Outstanding principal balance	$348,301	$378,004
Carrying amount	343,877	374,057

The following table presents changes in the accretable discount on loans acquired in the Pamrapo acquisition for the six months ended June 30, 2011, (In Thousands):

Beginning Balance at December 31, 2010
$205,491
Accretion	(23,714)

Ending Balance at June 30, 2011	$181,777

No interest income is being recognized on loans acquired where the fair value of the loan was based on the cash flows expected to be received from the foreclosure and sale of the underlying collateral.  The carrying value of these loans at June 30, 2011 and December 31, 2010, was $10,976,000 and $11,661,000.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (In Thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of June 30, 2011:

Securities available for sale — Equity Securities	$1,314	$1,314	$—	$—

As of December 31, 2010:

Securities available for sale — Equity Securities	$1,098	$1,098	$—	$—

There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2011.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (In Thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of June 30, 2011:

Impaired loans	$17,639	$—	$—	$17,639

As of December 31, 2010:

Impaired Loans	$17,617	$—	$—	$17,617
Real estate owned	$513	$—	$—	$513

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010.

Index

Note 8 – Fair Values of Financial Instruments (Continued)

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost at June 30, 2011 and December 31, 2010.

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

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $19,729,000 and $19,724,000, net of a valuation allowance of $2,090,000 and $2,107,000 at June 30, 2011 and December 31, 2010, respectively.

Real Estate Owned (Generally Carried at Fair Value)

Real Estate Owned is generally carried at fair value, when the carry value is written down to fair value, which is determined based upon independent third-party appraisals of the properties, or based upon the expected proceeds from a pending sale. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows at June 30, 2011 and December 31, 2010:

	June 30,		December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$74,140	$74,140	$121,127	$121,127
Securities available for sale	1,314	1,314	1,098	1,098
Securities held to maturity	217,983	221,719	165,572	166,785
Loans held for sale	2,147	2,208	5,572	5,633
Loans receivable	764,980	786,552	773,101	779,858
FHLB of New York stock	6,678	6,678	6,723	6,723
Interest receivable	5,387	5,387	5,203	5,203

Financial liabilities:
Deposits	877,613	878,933	886,288	890,402
Long-term debt	114,124	130,868	114,124	126,895
Interest payable	753	753	787	787

Note 9 – New Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. Adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Updates (ASU) No. 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. FASB Accounting Standards Codification (Codification) Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption in not permitted. The Company does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments in this update clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This update is effective during interim and annual periods beginning on or after December 15, 2011 and is to be applied prospectively and early adoption is not permitted.  The Company does not anticipate the adoption of this update will impact its consolidated financial condition or results of operations.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income. The ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require it be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components of total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would be immediately followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this ASU will be applied retrospectively. For public companies, they are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Acquisition

On July 6, 2010, the acquisition of Pamrapo Bancorp, Inc. was completed. The 100% stock transaction was valued at approximately $38.6 million based on the closing price of BCB Bancorp, Inc. of $7.83 per share. In accordance with the terms of the merger agreement, each share of Pamrapo Bancorp common stock has been converted into 1.00 share of BCB Bancorp’s common stock. BCB Bancorp common stock continues to be listed on the NASDAQ Global Market under the symbol “BCBP.” Financial information at and for the period ending June 30, 2010 does not include the impact of the Pamrapo Bancorp, Inc. merger.

Financial Condition

Total assets decreased by $6.5 million or 0.59% to $1.10 billion at June 30, 2011 from $1.11 billion at December 31, 2010. The decrease in total assets occurred primarily as a result of a decrease in cash and cash equivalents of $47.0 million and loans receivable of $8.1 million partially offset by an increase in securities held to maturity of $52.4 million. Management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the first half of 2011, the composition of the Bank’s balance sheet shifted out of cash and cash equivalents to investment securities. The initial intention of accumulating liquidity was to explore the possibility of repaying certain wholesale advances in an effort to reduce interest expense. Diligent monitoring of the penalties associated with the early prepayment of these advances proved cost prohibitive. Consequently, management decided to deploy the liquidity into pools of government sponsored enterprise (GSE) mortgage backed securities, providing yields of approximately three hundred fifty basis points higher than the yield on the cash deposits. Investing in mortgage backed securities of intermediate terms of fifteen and twenty years ensures regular cash flow with accelerated amortization over long term investments, thereby positively impacting net interest income, spread, and margin. It is our intention to grow the balance sheet at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $47.0 million or 38.8% to $74.1 million at June 30, 2011 from $121.1 million at December 31, 2010. Investment securities classified as held-to-maturity increased by $52.4 million or 31.6% to $218.0 million at June 30, 2011 from $165.6 million at December 31, 2010. This increase in investment securities occurred as a result of purchases of $90.6 million during the six months ended June 30, 2011, partially offset by call options exercised on $17.3 million of callable agency securities, $17.5 million in repayments and prepayments in the mortgage backed securities portfolio and $2.4 million in sales during the second quarter relating to collateralized mortgage obligations that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, ASU 320 (formerly known as FAS115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. A net realized gain of approximately $18,000 was recognized as a result of these sale.

Loans receivable decreased by $8.1 million or 1.0% to $765.0 million at June 30, 2011 from $773.1 million at December 31, 2010. The decrease resulted primarily from a $16.5 million decrease in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institution and a $6.1 million decrease in consumer loans, net of amortization, partially offset by a $14.7 million increase in commercial loans comprising business loans and commercial lines of credit, net of amortization, partially offset by a $299,000 increase in the allowance for loan losses. The balance in the loan pipeline as of June 30, 2011 stood at $91.3 million. At June 30, 2011, the allowance for loan losses was $8.7 million or 20.5% of non-performing loans. As a result of the loans acquired in the business combination transaction being recorded at their fair value, the balance in the allowance for loan losses that was on the balance sheet of the former Pamrapo Bancorp, Inc., was not carried over in the allowance balance previously discussed. However, at June 30, 2011, the amount which represents the non-accretible yield on loans acquired in the Pamrapo Bancorp, Inc. merger totaled approximately $6.9 million and is recorded as a negative adjustment to loans receivable.

Deposit liabilities decreased by $8.7 million or 0.98% to $877.6 million at June 30, 2011 from $886.3 million at December 31, 2010. The decrease resulted primarily from a $14.6 million decrease in time deposit accounts, partially offset by a $2.6 million increase in the savings and club accounts and $3.3 million increase in transaction accounts. During the six months ended June 30, 2011, the Federal Open Market Committee (FOMC) has continued its low short term interest rate policy. Since the Bank predicates its retail deposit pricing on market conditions and the current competitive environment, the present low interest rate environment lends itself to lower time deposit yields, and reduced interest expense.

The balance of borrowed money remained constant at $114.1 million for the periods ended June 30, 2011 and December 31, 2010. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity increased by $538,000 or 0.5% to $99.5 million at June 30, 2011 from $99.0 million at December 31, 2010. The increase in stockholders’ equity is primarily attributable to net income for the six months ended June 30, 2011 of $3.9 million, a $207,000 increase resulting from the exercise of stock options totaling 25,581 shares and a $130,000 increase in the market value of our available-for-sale securities portfolio, net of tax, partially offset by the payment of two quarterly cash dividends totaling $2.3 million representing two $0.12 per share payments during the six months ended June 30, 2011 and $1.4 million paid to repurchase 130,634 shares of the Company’s common stock. At June 30, 2011, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 9.34%, 16.27% and 17.30% respectively.

Index

Results of Operations--Three Months of Operations

Net income increased by $1.03 million or 111.7% to $1.95 million for the three months ended June 30, 2011 from $922,000 for the three months ended June 30, 2010. The increase in net income was due to increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses, non-interest expense and income tax provision. Net interest income increased by $5.19 million or 110.7% to $9.88 million for the three months ended June 30, 2011 from $4.69 million for the three months ended June 30, 2010. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $450.4 million or 71.6% to $1.08 billion for the three months ended June 30, 2011 from $628.6 million for the three months ended June 30, 2010, while the average yield on interest earning assets remained static for the three months ended June 30, 2011 and June 30, 2010 at 4.91%. The average balance of interest bearing liabilities increased by $370.6 million or 67.1% to $923.0 million for the three months ended June 30, 2011 from $552.4 million for the three months ended June 30, 2010 and the average cost of interest bearing liabilities decreased by seventy-three basis points to 1.46% for the three months ended June 30, 2011 from 2.19% for the three months ended June 30, 2010. As a consequence of the aforementioned, our net interest margin increased to 3.66% for the three months ended June 30, 2011 from 2.98% for the three months ended June 30, 2010. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities is primarily attributable to the completion of the business combination transaction with Pamrapo Bancorp, Inc. on July 6, 2010.

 Interest income on loans receivable increased by $4.72 million or 74.1% to $11.09 million for the three months ended June 30, 2011 from $6.37 million for the three months ended June 30, 2010. The increase was primarily attributable to an increase in the average balance of loans receivable of $384.9 million or 96.4% to $784.0 million for the three months ended June 30, 2011 from $399.1 million for the three months ended June 30, 2010, partially offset by a decrease in the average yield on loans receivable to 5.66% for the three months ended June 30, 2011 from 6.38% for the three months ended June 30, 2010. The increase in the average balance of loans is primarily attributable to the acquisition of Pamrapo Bancorp, Inc. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans. Further, as the average yield on the loans acquired in the business combination transaction with Pamrapo Bancorp Inc., were less than that of BCB Bancorp, Inc., as a stand-alone institution, the combination of both portfolios decreased the composite yield accordingly.

Interest income on securities increased by $814,000 or 61.3% to $2.14 million for the three months ended June 30, 2011 from $1.33 million for the three months ended June 30, 2010. This increase was primarily due to an increase in the average balance of securities held-to-maturity of $94.5 million or 67.2% to $235.1 million for the three months ended June 30, 2011 from $140.6 million for the three months ended June 30, 2010, partially offset by a decrease in the average yield of securities held-to-maturity to 3.64% for the three months ended June 30, 2011 from 3.78% for the three months ended June 30, 2010.The decrease in the average yield resulted from the replacement of higher yielding callable agency securities previously purchased whose call options were exercised by the issuing agencies with lower yielding mortgage backed securities purchased presently in the prevalent interest rate environment. The increase in the average balance of securities is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc.

Interest income on other interest-earning assets decreased by $3,000 or 14.3% to $18,000 for the three months ended June 30, 2011 from $21,000 for the three months ended June 30, 2010. This decrease was primarily due to a decrease of $29.0 million or 32.6% in the average balance of other interest-earning assets to $59.9 million for the three months ended June 30, 2011 from $88.9 million for the three months ended June 30, 2010. The average yield on other interest-earning assets increased slightly to 0.12% for the three months ended June 30, 2011from 0.10% for the three month ended June 30, 2010. The static nature of the average yield on other interest earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels. The increase in the average balance of other interest earning assets is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc.

Total interest expense increased by $341,000 or 11.3% to $3.37 million for the three months ended June 30, 2011 from $3.03 million for the three months ended June 30, 2010. The increase resulted primarily from an increase in the balance of average interest bearing liabilities of $370.6 million or 67.1% to $923.0 million for the three months ended June 30, 2011 from $552.4 million for the three months ended June 30, 2010, partially offset by a decrease in the average cost of interest bearing liabilities of seventy-three basis points to 1.46% for the three months ended June 30, 2011 from 2.19% for the three months ended June 30, 2010. The increase in the balance of average interest bearing liabilities is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc. The decrease in the average cost reflects the Company’s reaction to the prolonged low short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $450,000 and $300,000 for the three month periods ended June 30, 2011 and 2010, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2011, the Bank experienced $121,000 in net charge-offs, (consisting of $146,000 in charge-offs and $25,000 in recoveries). During the three months ended June 30, 2010, the Bank experienced $163,000 in net charge-offs, (consisting of $163,000 in charge-offs and no recoveries). The Bank had non-performing loans totaling $42.5 million or 5.49% of gross loans at June 30, 2011, $43.1 million or 5.57% of gross loans at March 31, 2011, $41.8 million or 5.35% of gross loans at December 31, 2010 and $12.5 million or 3.14% of gross loans at June 30, 2010. The increase in non-performing loans resulted primarily from the acquisition of Pamrapo Bancorp. The allowance for loan losses was $8.7 million or 1.13% of gross loans at June 30, 2011, $8.4 million or 1.08% of gross loans at March 31, 2011and $6.8 million or 1.71% of gross loans at June 30, 2010. The carrying value of the loans acquired from Pamrapo was $343.9 million at June 30, 2011. These loans were the primary reason for the decrease in the ratio of the allowance for loan losses to gross loans from June 30, 2010 as there was no carryover of the historical Pamrapo allowance for credit losses related to these loans. However, the amount which represents the non-accretible difference on loans acquired in the Pamrapo Bancorp, Inc. merger totaled approximately $6.9 million and is recorded as a reduction of loans receivable. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2011, March 31, 2011, December 31, 2010 and June 30, 2010.

Total non-interest income increased by $125,000 or 41.1% to $429,000 for the three months ended June 30, 2011 from $304,000 for the three months ended June 30, 2010. The increase in non-interest income resulted primarily from an increase of $170,000 or 303.6% in gain on sale of loans originated for sale to $226,000 for the three months ended June 30, 2011 from $56,000 for the three months ended June 30, 2010. The increase in gain on sale of loans originated for sale occurred primarily as a result of the sales of SBA loans which totaled $190,000 for the three months ended June 30, 2011 as compared to no such gain recorded for the three months ended June 30, 2010, partially offset by a decrease of $20,000 in gain on sales of one-four family loans compared to June 30, 2010. There were also an increase of $18,000 in gain on sales of securities held to maturity, compared to no such sales during the three months ended June 30, 2010, an increase of $14,000 or a 175.0% increase in other non-interest income to $22,000 for the three months ended June 30, 2011 from $8,000 for the three months ended June 30, 2010, an increase of $3,000 or a 1.32% increase in fees and service charges to $243,000 for the three months ended June 30, 2011 from $ $240,000 for the three months ended June 30, 2010. The aforementioned increases were partially offset by a $80,000 loss on the sale of certain REO properties for the three months ended June 30, 2011, compared to no such recorded loss for the three months ended June 30, 2010.

Total non-interest expense increased by $3.38 million or 106.3% to $6.56 million for the three months ended June 30, 2011 from $3.18 million for the three months ended June 30, 2010. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Pamrapo Bancorp, Inc.  Salaries and employee benefits expense increased by $1.5 million or 107.1% to $2.9 million for the three months ended June 30, 2011 from $1.4 million for the three months ended June 30, 2010. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 168 at June 30, 2011, from 86 at June 30, 2010. Occupancy expense increased by $450,000 or 164.8% to $723,000 for the three months ended June 30, 2011 from $273,000 for the three months ended June 30, 2010. Equipment expense increased by $532,000 or 99.3% to $1.07 million for the three months ended June 30, 2011 from $536,000 for the three months ended June 30, 2010. The primary component of this expense item is data service provider expense which increases with the growth in the Bank’s assets.

Index

Professional fees increased by $197,000 or 323.0% to $258,000 for the three months ended June 30, 2011 from $61,000 for the three months ended June 30, 2010. Directors’ fees increased by $72,000 or 66.7% to $180,000 for the three months ended June 30, 2011 from $108,000 for the three months ended June 30, 2010. Regulatory assessments increased by $166,000 or 87.8% to $355,000 for the three months ended June 30, 2011 from $189,000 for the three months ended June 30, 2010. Advertising expense increased by $35,000 or 49.3% to $106,000 for the three months ended June 30, 2011 from $71,000 for the three months ended June 30, 2010.  Merger related expenses increased by $112,000 or 77.8% for the three months ended June 30, 2011 from $144,000 for the three months ended June 30, 2010. The increase in merger related expenses is primarily related to the merger transaction with Allegiance Community Bank, headquartered in South Orange, New Jersey. It is anticipated that this transaction will be consummated during the second half of 2011. Other non-interest expense increased by $317,000 or 80.5% to $711,000 for the three months ended June 30, 2011 from $394,000 for the three months ended June 30, 2010. The increase in other expenses occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is also comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income taxes increased by $758,000 or 127.6% to $1.35 million for the three months ended June 30, 2011 from $594,000 for the three months ended June 30, 2010, reflecting increased taxable income during the three month period ended June 30, 2011. Net income increased substantially in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily as a result of the increase in the size of the Company’s balance sheet which was attributable to the business combination transaction with the Pamrapo Bancorp, Inc. The consolidated effective tax rate for the three months ended June 30, 2011 was 40.9% compared to 39.2% for the three months ended June 30, 2010.

Six Months of Operations

Net income increased by $2.23 million or 136.0% to $3.87 million for the six months ended June 30, 2011 from $1.64 million for the six months ended June 30, 2010. The increase in net income was due to increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses, non-interest expense and income tax provision. Net interest income increased by $10.12 million or 107.3% to $19.55 million for the six months ended June 30, 2011 from $9.43 million for the six months ended June 30, 2010. This increase in net interest income resulted primarily from an increase of $457.1 million or 73.2% in the average balance of interest earning assets to $1.082 billion for the six months ended June 30, 2011 from $624.6 million for the six months ended June 30, 2010, partially offset by a decrease in the average yield on interest earning assets to 4.86% for the six months ended June 30, 2011 from 5.02% for the six months ended June 30, 2010. The average balance of interest bearing liabilities increased by $377.6 million or 68.7% to $926.9 million for the six months ended June 30, 2011 from $549.3 million for the six months ended June 30, 2010, while the average cost of interest bearing liabilities decreased to 1.46% for the six months ended June 30, 2011 from 2.27% for the six months ended June 30, 2010. As a consequence of the aforementioned, our net interest margin increased to 3.62% for the six months ended June 30, 2011 from 3.02% for the six months ended June 30, 2010. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities is primarily attributable to the completion of the business combination transaction with Pamrapo Bancorp, Inc.

Interest income on loans receivable increased by $9.54 million or 74.5% to $22.35 million for the six months ended June 30, 2011 from $12.81 million for the six months ended June 30, 2010. The increase was primarily attributable to an increase in the average balance of loans receivable of $386.8 million or 96.1% to $789.4 million for the six months ended June 30, 2011 from $402.6 million for the six months ended June 30, 2010, partially offset by a decrease in the average yield on loans receivable to 5.66% for the six months ended June 30, 2011 from 6.36% for the six months ended June 30, 2010. The increase in the average balance of loans is primarily attributable to the acquisition of Pamrapo Bancorp, Inc. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans. Further, as the average yield on the loans acquired in the business combination transaction with Pamrapo Bancorp Inc., was lower than that of BCB Bancorp, Inc., as a stand-alone institution, the combination of both portfolios decreased the composite yield accordingly.

Interest income on securities increased by $1.08 million or 38.2% to $3.91 million for the six months ended June 30, 2011 from $2.83 million for the six months ended June 30, 2010.  This increase was primarily due to an increase in the average balance of securities held-to-maturity of $77.5 million or 55.0% to $218.5 million for the six months ended June 30, 2011 from $141.0 million for the six months ended June 30, 2010, partially offset by a decrease in the average yield of securities held-to-maturity to 3.58% for the six months ended June 30, 2011 from 4.02% for the six months ended June 30, 2010. The decrease in the average yield resulted from the replacement of higher yielding callable agency securities previously purchased whose call options were exercised by the issuing agencies with lower yielding mortgage backed securities purchased presently in the prevalent interest rate environment. The increase in the average balance in securities is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc.

Interest income on other interest-earning assets increased by $6,000 or 15.0% to $46,000 for the six months ended June 30, 2011 from $40,000 for the six months ended June 30, 2010. This increase was primarily due to an increase in the average yield on other interest-earning assets to 0.12% for the six months ended June 30, 2011 from 0.10% for the six months ended June 30, 2010, offset by a decrease of $7.1 million or 8.8% in the average balance of other interest-earning assets to $73.9 million for the six months ended June 30, 2011 from $81.0 million for the six months ended June 30, 2010. The decrease in the average balance primarily reflects management’s philosophy to deploy its liquid assets for loan closings and investment security purchase opportunities at higher yields than are currently available in money market deposits.

Total interest expense increased by $505,000 or 8.1% to $6.75 million for the six months ended June 30, 2011 from $6.25 million for the six months ended June 30, 2010. The increase resulted primarily from an increase in the balance of average interest bearing liabilities of $377.6 million or 68.7% to $926.9 million for the six months ended June 30, 2011 from $549.3 million for the six months ended June 30, 2010, partially offset by a decrease in the average cost of interest bearing liabilities of eighty-one basis points to 1.46% for the six months ended June 30, 2011 from 2.27% for the six months ended June 30, 2010. The increase in the balance of average interest bearing liabilities is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc. The decrease in the average cost reflects the low short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $800,000 for the six months ended June 30, 2011 and $750,000 for the six months ended June 30, 2010. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2011, the Bank experienced $501,000 in net charge-offs (consisting of $526,000 in charge-offs and $25,000 in recoveries). During the six months ended June 30, 2010, the Bank experienced $597,000 in net charge-offs (consisting of $610,000 in charge-offs and $13,000 in recoveries). The Bank had non-performing loans totaling $42.5 million or 5.49% of gross loans at June 30, 2011, $41.8 million or 5.35% of gross loans at December 31, 2010 and $12.5 million or 3.14% of gross loans at June 30, 2010. The increase in non-performing loans resulted primarily from the acquisition of Pamrapo Bancorp. The allowance for loan losses was $8.7 million or 1.13% of gross loans at June 30, 2011, $8.4 million or 1.08% of gross loans at December 31, 2010 and $6.8 million or 1.71% of gross loans at June 30, 2010. The carrying value of the loans acquired from Pamrapo was $343.9 million at June 30, 2011. These loans were the primary reason for the decrease in the ratio of the allowance for loan losses to gross loans from June 30, 2010 as there was no carryover of the historical Pamrapo allowance for credit losses related to these loans. However, the amount which represents the non-accretible difference on loans acquired in the Pamrapo Bancorp, Inc. merger totaled approximately $6.9 million and is recorded as a reduction of loans receivable. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2011, December 31, 2010 and June 30, 2010.

Index

Total non-interest income increased by $361,000 or 66.2% to $906,000 for the six months ended June 30, 2011 from $545,000 for the six months ended June 30, 2010. The increase in non-interest income resulted primarily from an increase of $276,000 or 215.6% in gain on sale of loans originated for sale to $404,000 for the six months ended June 30, 2011 from $128,000 for the six months ended June 30, 2010. The increase in gain on sale of loans originated for sale occurred primarily as a result of the sale of SBA loans which totaled $281,000 for the six months ended June 30, 2011 as compared to no such gain recorded for the six months ended June 30, 2010, partially offset by a decrease of $5,000 in gain on sale of one-four family loans compared to June 30, 2010. Gain on sale of securities held to maturity increased by $18,000 to $18,000 for the six months ended June 30, 2011 from no such amount for the six months ended June 30, 2010. Other non-interest income increased by $141,000 or 829.4% to $158,000 for the six months ended June 30, 2011 from $17,000 for the six months ended June 30, 2010, primarily as a result of a $117,000 recovery of legal fees from the insurance company pertaining to Pamrapo Bancorp, Inc. litigation issues. Fees and service charges increased by $62,000 or 15.5% to $462,000 for the six months ended June 30, 2011 from $ $400,000 for the six months ended June 30, 2010. The aforementioned increases were partially offset by a $136,000 loss on the sale of certain REO properties for the six months ended June 30, 2011 compared to no related loss for the six months ended June 30, 2010.

Total non-interest expense increased by $6.76 million or 106.3% to $13.21 million for the six months ended June 30, 2011 from $6.45 million for the six months ended June 30, 2010. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Pamrapo Bancorp, Inc. Salaries and employee benefits expense increased by $3.14 million or 113.4% to $5.91 million for the six months ended June 30, 2011 from $2.77 million for the six months ended June 30, 2010. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 168 at June 30, 2011, from 86 at June 30, 2010. Occupancy expense increased by $942,000 or 168.2% to $1.5 million for the six months ended June 30, 2011 from $560,000 for the six months ended June 30, 2010. Equipment expense increased by $1.0 million or 91.7% to $2.09 million for the six months ended June 30, 2011 from $1.09 million for the six months ended June 30, 2010. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Professional fees increased by $268,000 or 138.9% to $461,000 for the six months ended June 30, 2011 from $193,000 for the six months ended June 30, 2010. Director fees increased by $85,000 or 39.7% to $299,000 for the six months ended June 30, 2011 from $214,000 for the six months ended June 30, 2010. Regulatory assessments increased by $431,000 or 119.1% to $793,000 for the six months ended June 30, 2011 from $362,000 for the six months ended June 30, 2010. Advertising expense increased by $40,000 or 29.0% to $178,000 for the six months ended June 30, 2011 from $138,000 for the six months ended June 30, 2010. Merger related expenses decreased by $88,000 or 25.6% to $256,000 for the six months ended June 30, 2011 from $344,000 for the six months ended June 30, 2010. Higher expenses were incurred related to the successful completion of the merger transaction with Pamrapo Bancorp, Inc. as compared to expenses incurred for the merger transaction with Allegiance Community Bank, headquartered in South Orange, New Jersey. It is anticipated that the Allegiance transaction will be consummated during the second half of 2011. Other non-interest expense increased by $946,000 or 121.8% to $1.72 million for the six months ended June 30, 2011 from $777,000 for the six months ended June 30, 2010. The increase in other expenses occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is also comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income tax expense increased by $1.44 million or 126.3% to $2.58 million for the six months ended June 30, 2011 from $1.14 million for the six months ended June 30, 2010, reflecting increased taxable income during the six month period ended June 30, 2011. Net income before taxes increased substantially in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily as a result of the increase in the size of the Company’s balance sheet which was attributable to the business combination transaction with the Pamrapo Bancorp, Inc. The consolidated effective tax rate for the six months ended June 30, 2011 was 40.0% compared to 41.0% for the six months ended June 30, 2010.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2011. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 100 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2011. The following sets forth the Company’s NPV as of that date.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$94,711	$(37,270)	-28.24%	9.01%	-255 bps
+200bp	112,165	(19,816)	-15.01	10.35	-121 bps
+100bp	125,078	(6,903)	-5.23	11.22	-34 bps
PAR	131,981	—	—	11.56	—

bp – basis points

The table above indicates that at June 30, 2011, in the event of a 100 basis point increase in interest rates, we would experience a 5.23% decrease in NPV.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At June 30, 2011, we were not involved in any material legal proceedings, the outcome of which would have a material adverse affect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On July 14, 2010, the Company announced a fourth stock repurchase plan to repurchase 5% or 479,965 shares of the Company’s common stock. The Company’s stock purchases for the three months ended June 30, 2011 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

April 1- April 30, 2011	$26,000	$10.31	26,000	$387,870
May 1-May 31, 2011	20,624	$11.08	46,624	367,246
June 1-June 30, 2011	78,878	$10.99	125,502	288,368

Total	125,502	$10.87	125,502	288,368

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

ITEM 6. EXHIBITS

Exhibit 11.0 Computation of Earnings per Share.

Exhibit 31.1 and 31.2 Officers’ Certification filed pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS   XBRL Instance Document

Exhibit 101.SCH  XBRL Taxonomy Extension Schema

Exhibit 101.CAL   XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF   XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB   XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE   XBRL Taxonomy Extension Presentation Linkbase

Index

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: August 12, 2011	By:	/s/ Donald Mindiak
Donald Mindiak
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Chief Financial Officer