Form 10-Q
period 2011-09-30
BCB BANCORP INC
filed 2011-11-18
CIK 1228454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    x Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2011, BCB Bancorp, Inc., had 9,831,384 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Cash and amounts due from depository institutions	$27,988	$22,065
Interest-earning deposits	57,902	99,062

Total Cash and Cash equivalents	85,890	121,127

Securities available for sale	1,114	1,098
Securities held to maturity, fair value $207,530 and $166,785; respectively	199,795	165,572
Loans held for sale	3,275	5,572
Loans receivable, net of allowance for loan losses of $9,040 and $8,417; respectively	749,329	773,101
Premises and equipment	12,677	11,359
Property held for sale	1,017	1,017
Federal Home Loan Bank of New York stock	6,678	6,723
Interest receivable	4,956	5,203
Other real estate owned	4,857	3,602
Deferred income taxes	5,595	5,785
Other assets	4,559	6,729

Total Assets	$1,079,742	$1,106,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest bearing deposits	$68,061	$69,471
Interest bearing deposits	791,519	816,817

Total deposits	859,580	886,288

Long-term debt	114,124	114,124
Other Liabilities	7,142	7,502

Total Liabilities	980,846	1,007,914

STOCKHOLDERS’ EQUITY
Preferred stock: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.064; stated value; 20,000,000 shares authorized, 10,172,967 and 10,144,830 shares respectively, issued; 9,224,784 shares and 9,383,695 shares, respectively, outstanding	650	649
Additional paid-in capital	85,557	85,327
Treasury stock, at cost, 948,183 and 761,135 shares, respectively	(12,774)	(10,760)
Retained Earnings	25,449	23,753
Accumulated other comprehensive income, net of taxes	14	5

Total Stockholders’ equity	98,896	98,974

Total Liabilities and Stockholders’ equity	$1,079,742	$1,106,888

See accompanying notes to consolidated financial statements.

Index
BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interest income:
Loans	$10,664	$10,549	$33,015	$23,355
Investments, taxable	2,039	1,400	5,922	4,232
Investment, non-taxable	12	10	37	10
Other interest-earning assets	13	34	59	74

Total interest income	12,728	11,993	39,033	27,671

Interest expense:
Deposits:
Demand	215	311	662	699
Savings and club	260	514	804	1,024
Certificates of deposit	1,613	1,558	4,918	4,451

	2,088	2,383	6,384	6,174

Borrowed money	1,246	1,505	3,701	3,959

Total interest expense	3,334	3,888	10,085	10,133

Net interest income	9,394	8,105	28,948	17,538
Provision for loan losses	800	800	1,600	1,550

Net interest income after provision for loan losses	8,594	7,305	27,348	15,988

Non-interest income:
Fees and service charges	76	310	538	710
Gain on sales of loans originated for sale	190	67	594	195
Loss on sale of real estate owned	(121)	-	(257)	(14)
Gain on sale of securities	-	-	18	-
Gain on bargain purchase	-	12,582	-	12,582
Other	37	17	195	34

Total non-interest income	182	12,976	1,088	13,507

Non-interest expense:
Salaries and employee benefits	3,229	4,760	9,136	7,530
Occupancy expense of premises	743	755	2,245	1,315
Equipment	1,061	1,113	3,152	2,203
Professional Fees	594	252	1,056	445
Directors Fees	180	131	479	345
Regulatory Assessments	122	383	915	745
Advertising	115	100	293	238
Merger related expenses	81	288	337	632
Other	623	856	2,346	1,619

Total non-interest expense	6,748	8,638	19,959	15,072

Income before income tax provision	2,028	11,643	8,477	14,423
Income tax provision (benefit)	840	(299)	3,416	841

Net Income	$1,188	$11,942	$5,061	$13,582

Net Income per common share:
Basic	$0.13	$1.28	$0.54	$2.19

Diluted	$0.13	$1.28	$0.54	$2.18

Weighted average number of common shares outstanding:
Basic	9,245	9,300	9,333	6,208

Diluted	9,259	9,315	9,350	6,223

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands, except share and per share data, Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Beginning Balance at December 31, 2010	$649	$85,327	$(10,760)	$23,753	$5	$$98,974

Exercise of Stock Options (28,137 shares)	1	230	—	—	—	231

Treasury Stock Purchases (187,048 shares)	—	—	(2,014)	—	—	(2,014)

Cash dividends ($0.36 per share) declared	—	—	—	(3,365)	—	(3,365)

Net income for the nine months ended September 30, 2011	—	—	—	5,061	—	5,061

Unrealized gain on securities, available for sale, net of deferred income tax of $(7)	—	—	—	—	9	9

Total Comprehensive income	—	—	—	—	—	5,070

Ending Balance at September 30, 2011	$650	$85,557	$(12,774)	$25,449	$14	$98,896

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net Income	$5,061	$13,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	758	448
Amortization and accretion, net	963	1,278
Provision for loan losses	1,600	1,550
Deferred income tax benefit	183	(300)
Loans originated for sale	(14,375)	(18,019)
Proceeds from sale of loans originated for sale	15,597	14,416
Gain on sales of loans originated for sale	(594)	(195)
Loss on sale of real estate owned	257	14
Gain on bargain purchase	-	(12,582)
Gain on sales of securities held to maturity	(18)	-
Decrease (increase) in interest receivable	247	(525)
Decrease in other assets	2,170	860
(Decrease) in accrued interest payable	(38)	(241)
(Decrease) in other liabilities	(322)	(2,651)

Net cash provided by (used in) operating activities	11,489	(2,365)

Cash flows from investing activities:
Redemption of Federal Home Loan Bank of New York stock	45	1,857
Proceeds from calls of securities held to maturity	29,822	106,615
Purchases of securities held to maturity	(92,964)	(62,412)
Proceeds from repayments on securities held to maturity	25,360	14,136
Proceeds from sales of securities held to maturity	2,438	-
Proceeds from sales of participation interest in loans	3,876	-
Proceeds from sales of real estate owned	1,450	480
Purchases of loans	(2,279)	-
Net decrease in loans receivable	19,563	15,385
Cash acquired in acquisition	-	22,979
Improvements to other real estate owned	(105)	(20)
Additions to premises and equipment	(2,076)	(360)

Net cash (used in) provided by investing activities	(14,870)	98,660

Cash flows from financing activities:
Net (Decrease) increase in deposits	(26,708)	7,824
Net change in short-term borrowings	-	(43,815)
Purchases of treasury stock	(2,014)	(123)
Cash dividend paid	(3,365)	(2,268)
Exercise of stock options	231	73

Net cash (used in) financing activities	(31,856)	(38,309)

Net (Decrease) increase in cash and cash equivalents	(35,237)	57,986
Cash and cash equivalents-beginning	121,127	67,347

Cash and cash equivalents-ending	$85,890	$125,333

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$3,454	$2,220
Interest	$10,123	$10,374

Non-cash items:
Assets acquired; net of cash and cash equivalents	$-	$514,523
Liabilities assumed	$-	$486,275
Transfer of loans to other real estate owned	$3,799	$2,678
Loans to facilitate sale of other real estate owned	$942	$-
Reclassification of loans originated for sale to held to maturity	$1,669	$4,741

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011 or any other future interim period. Included in income before taxes is an adjustment relating to prior periods of approximately $800,000 pertaining to the reversal of interest capitalized on impaired loans of $420,000, late fee income of $171,000, and loan expenses of approximately $209,000, net of income taxes. The impact of these adjustments reduced net income by approximately $479,000. These adjustments were deemed by management to be immaterial to the consolidated financial statements for the current and prior periods and therefore required no prior period adjustment. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between September 30, 2011, and the date these consolidated financial statements were issued.

On July 6, 2010, the Company acquired all of the outstanding common shares of Pamrapo Bancorp, Inc. in a business combination.  ASC 805 “Business Combinations”, permits the use of provisional amounts for the assets acquired and liabilities assumed when the information at the acquisition date is incomplete. During the measurement period, amounts provisionally assigned to the acquisition accounting may be adjusted based on new information obtained during the measurement period.

The adjustments relate to the carrying amount of property and equipment as of September 30, 2010, which increased by $1,563,000. This adjustment is measured as the fair value adjustment at the acquisition date less the additional depreciation that would have been recognized had the property and equipment’s fair value at the acquisition date been known at that date.

The carrying value of loans as of September 30, 2010 was increased by $1,042,000 for an adjustment to the fair value of loans acquired. This adjustment represents the fair value adjustment to the loans acquired.

Depreciation expense as of September 30, 2010 is increased by $60,000.

Income tax expense is decreased by $24,000.

The following table presents changes to the Consolidated Income Statement for the 2010 comparative information resulting from the fair value adjustments:

	For the Nine Months Ended
	September 30, 2010	September 30, 2010
	(As previously reported)	(Adjusted)
	(In thousands)
Gain on bargain purchase	$10,210	$12,582
Total non-interest income	11,135	13,507
Occupancy and equipment	1,255	1,315
Total non-interest expense	15,012	15,072
Income tax expense	865	841
Net Income	11,246	13,582

Net income per common share
Basic	$1.81	$2.19
Diluted	$1.81	$2.18

Index

The following table presents changes to the Consolidated Statement of Cash Flows for the 2010 comparative information resulting from the fair value adjustments:

	For the Nine Months Ended
	September 30, 2010	September 30, 2010
	(As previously reported)	(Adjusted)
	(In thousands)

Net income	$11,246	$13,582
Depreciation of premises and equipment	388	448
Gain on bargain purchase	10,210	12,582
(Decrease) in other liabilities	2,627	2,651
Assets acquired; net of cash and cash equivalents	512,420	514,523
Liabilities assumed	486,544	486,275

Note 2 – Acquisition of Allegiance Bancorp, Inc.

As of the close of business on October 14, 2011, the Company acquired all of the outstanding common shares of Allegiance Bancorp, Inc. (“Allegiance”), the parent company of Allegiance Savings Bank, and thereby acquired all of Allegiance Savings Bank’s 2 branch locations. Under the terms of the merger agreement, Allegiance stockholders received 0.35 of a share of BCB Bancorp, Inc. common stock at a price of $9.57 per share in exchange for each share of Allegiance common stock, resulting in BCB Bancorp, Inc. issuing 644,434 common shares of BCB Bancorp, Inc. common stock with an acquisition date fair value of $6.2 million.

In connection with the merger, the consideration paid and the net assets acquired were recorded at the estimated fair value on the date of acquisition, as summarized in the following table, (in thousands).

Consideration paid
BCB Community Bancorp, Inc. common stock issued	$6,168

Estimated amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$5,883
Investment securities	35,476
Loans receivable	88,397
Federal Home Loan Bank of New York stock	819
Premises and equipment	1,686
Interest Receivable	483
Deferred income taxes	453
Other assets	536
Deposits	(111,365)
Borrowings	(15,458)
Other liabilities	(306)

Total identifiable net assets	6,604

Gain on bargain purchase to be recognized in non-interest income	$436

The amounts above are all preliminary estimates only. We are currently in the process of finalizing the fair market values for the above categories which may have a direct impact on the gain on bargain purchase.

Direct costs related to the acquisition were expensed as incurred. During the nine months ended September 30, 2011, we incurred $337,000 in merger related expenses related to the transaction, including $332,000 in professional services and $5,000 in other non-interest expenses.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following, (In Thousands):

	Three months ended September 30		Nine Months ended September 30
	2011	2010	2011	2010

Pension plan:
Interest cost	$117	$123	$351	$123
Expected return on plan assets	(94)	(91)	(282)	(91)

Net periodic pension cost	$23	$32	$69	$32

SERP plan:
Interest cost	$7	$10	$22	$10

Net periodic postretirement cost	$7	$10	$22	$10

Stock-Based Compensation Plan

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options. Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On September 29, 2011, a grant of 60,000 options was declared for certain members of the Board of Directors. The exercise price was recorded as of the close of business on September 29, 2011 and a Form 4 was filed for each director as of that date with the Securities and Exchange Commission consistent with their filing requirements. No other declarations of stock options have been made for the three and nine months ended September 30, 2011.

Index

A summary of stock option activity, adjusted to retroactively reflect subsequent stock dividends, follows:	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2009	279,500	$5.29-$15.65	10.38

Options forfeited	(4,210)	$5.29-$11.84	7.72
Options exercised	(13,677)	5.29	5.29
Options added through merger	28,000	18.41-29.25	24.22

Outstanding at December 31, 2010	289,613	$5.29-$29.25	$12.00

Options exercised	(28,137)	5.29-9.34	8.24
Options granted	60,000	8.93	8.93

Outstanding at September 30, 2011	321,476	$5.29-29.25	$11.85

At September 30, 2011, 267,476 of the stock options outstanding were exercisable.

The key valuation assumptions and fair value of stock options granted during the quarter ended September 30, 2011 were:

Expected life	6.5 years
Risk-free interest rate	1.24%
Volatility	20.83%
Dividend yield	5.38%
Fair value	$2.27

 Note 4 – Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. For the three and nine months ended September 30, 2011 and 2010, the weighted average of outstanding options considered to be anti-dilutive were 180,855 and 258,264, respectively, and were therefore, excluded from the diluted net income per common share calculation.

Index

Note 5 – Securities Available for Sale

	September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities-Financial Institutions	$1,097	$133	$116	$1,114

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities-Financial Institutions	$1,097	$32	$31	$1,098

There were no sales of securities available for sale for the nine months ended September 30, 2011 and 2010.

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2011
Equity Securities-Financial Institutions	$884	$116	$—	$—	$884	$116

December 31, 2010
Equity Securities-Financial Institutions	$65	$31	$—	$—	$65	$31

At September 30, 2011, management concluded that the unrealized losses above (which relate to one financial equity issue) are temporary in nature and does not believe that any of the unrealized losses represented an other-than-temporary impairment as they were primarily related to market interest rates and not related to the underlying credit quality of the issuer of the security. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover their cost and does not have the intent to sell the securities, and it is more likely than not that it would not have to sell the securities before recovery of their cost.

Index

Note 6 – Securities Held to Maturity

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:
Due within one year	$3,315	$76	$—	$3,391
Due after ten years	13,000	92	—	13,092

	16,315	168	—	16,483

Residential mortgage-backed securities:
Due within one year	$19	$—	$—	$19
Due after one year through five years	958	37	1	994
Due after five years through ten years	40,813	515	35	41,293
Due after ten years	133,916	7,006	7	140,915

	175,706	7,558	43	183,221

Subordinated notes:
Due within one year	$6,000	$—	$—	$6,000
Municipal obligations:
Due after ten years	1,371	50	—	1,421
Trust originated preferred security:
Due after ten years	403	2	—	405

	$7,774	$52	$—	$7,826

	$199,795	$7,778	$43	$207,530

Index

Note 6 – Securities Held to Maturity (Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:
Due after one through five years	$3,315	$180	$—	$3,495
Due after ten years	27,523	14	62	27,475

	30,838	194	62	30,970

Residential mortgage-backed securities:
Due within one year	$6	$—	$—	$6
Due after one year through five years	775	24	1	798
Due after five years through ten years	54,629	374	357	54,646
Due after ten years	71,545	1,552	493	72,604

	126,955	1,950	851	128,054

Subordinated notes:
Due within one year	$6,000	$—	$—	$6,000
Municipal obligations:
Due after ten years	1,376	—	21	1,355
Trust originated preferred security:
Due after ten years	403	3	—	406

	$165,572	$2,147	$934	$166,785

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. At September 30, 2011 and December 31, 2010, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

During the second quarter of 2011, management decided to sell its collateralized mortgage obligations that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the nine months ended September 30, 2011, proceeds from sales of securities held to maturity totaled approximately $2,438,000 and resulted in gross gains of approximately $25,000 and gross losses of approximately $7,000.

There were no sales of securities held to maturity for the nine months ended September 30, 2010.

Index

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2011
U.S. Government Agencies	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	4,750	10	6,538	33	11,288	43

	$4,750	$10	$6,538	$33	$11,288	$43

December 31, 2010
U.S. Government Agencies	$20,328	$62	$—	$—	$20,328	$62
Residential mortgage-backed securities	74,899	851	—	—	74,899	851
Municipal obligations	1,355	21	—	—	1,355	21

	$96,582	$934	$—	$—	$96,582	$934

Management does not believe that any of the unrealized losses at September 30, 2011, (which are related to thirteen residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at September 30, 2011 and December 31, 2010 by segment and class.

	September 30, 2011	December 31, 2010
	(In Thousands)
Real estate mortgage:
Residential	$222,002	$234,435
Commercial and multi-family	408,224	410,212
Construction	12,612	17,848

	642,838	662,495

Commercial:
Business loans	17,454	13,932
Lines of credit	43,148	40,228

	60,602	54,160

Consumer:
Passbook or certificate	886	1,004
Home equity lines of credit	8,218	10,228
Home equity	46,308	53,375
Automobile	120	178
Personal	407	554

	55,939	65,339

Deposit overdrafts	77	80

Total Loans	759,456	782,074

Deferred loan fees, net	(1,087)	(556)
Allowance for loan losses	(9,040)	(8,417)

	$749,329	$773,101

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

The methodology includes the segregation of the loan portfolio by loans that are performing and loans that are impaired. Loans which are performing are evaluated collectively by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the Bank’s market. Impaired loans are loans which are 60 days or more delinquent or troubled debt restructured. These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for reasonableness and bases the loan loss provision accordingly.

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 2011, we had $1 thousand in assets classified as loss, $8.6 million in assets classified as doubtful, $37.9 million in assets classified as substandard, and $51.7 million in assets classified as special mention. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan is in the process of being revalued.

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

In prior quarters, the Company used peer group historical data in the provision methodology. The current methodology for this calculation is determined with the Company’s specific Historical Loss Percentage (“HLP”) for each loan type, using 2 years of prior bank data (or 8 quarters). The relative weights of prior quarters are decayed logarithmically and are further adjusted based on the trend of the historical loss percentage at the time. Also, instead of applying consistent percentages to each of the credit risk grades, the most recent methodology applies a higher factor to classified loans based on a delinquency risk trend and concentration risk trend by using the past due and non-accrual as a percentage of the specific loan category. The change in methodology has resulted in a shift in the required allowances across loan types with no material change in the total allowance for loan losses.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the three months ended September 30, 2011 (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Beginning balance June 30, 2011	$654	$5,278	$355	$1,492	$362	$7	$568	$8,716

Charge-offs	$-	$366	$110	$-	$-	$-	$-	$476

Recoveries	$-	$-	$-	$-	$-	$-	$-	$-

Provisions	$468	$354	$233	$60	$177	$-	$(492)	$800

Ending balance September 30, 2011	$1,122	$5,266	$478	$1,552	$539	$7	$76	$9,040

Ending balance: individually evaluated for impairment	$66	$979	$110	$625	$72	$-	$-	$1,852

Ending balance: collectively evaluated for impairment	$594	$3,495	$368	$852	$331	$7	$76	$5,723

Ending balance: loans acquired with deteriorated credit quality	$462	$792	$-	$75	$136	$-	$-	$1,465

__________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the nine months ended September 30, 2011 and recorded investment in loans receivable at September 30, 2011. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Beginning balance	$171	$6,179	$426	$1,286	$204	$18	$133	$8,417

Charge-offs	$122	$746	$110	$24	$-	$-	$-	$1,002

Recoveries	$-	$25	$-	$-	$-	$-	$-	$25

Provisions	$1,073	$(192)	$162	$290	$335	$(11)	$(57)	$1,600

Ending balance	$1,122	$5,266	$478	$1,552	$539	$7	$76	$9,040

Ending balance: individually evaluated for impairment	$66	$979	$110	$625	$72	$-	$-	$1,852

Ending balance: collectively evaluated for impairment	$594	$3,495	$368	$852	$331	$7	$76	$5,723

Ending balance: loans acquired with deteriorated credit quality	$462	$792	$-	$75	$136	$-	$-	$1,465

Loans receivables:

Ending balance	$222,002	$408,224	$12,612	$60,602	$54,526	$1,490	$-	$759,456

Ending balance: individually evaluated for impairment	$2,104	$34,489	$1,756	$3,744	$690	$-	$-	$42,783

Ending balance: collectively evaluated for impairment	$49,264	$255,103	$8,754	$47,009	$25,509	$413	$-	$386,052

Ending balance: loans acquired with deterioratedcredit quality(3)	$170,634	$118,632	$2,102	$9,849	$28,327	$1,077	$-	$330,621

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.
(3) Includes all loans acquired by acquisition. Also includes $9.8 million of loans that have deteriorated in credit quality since the acquisition.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the Bank’s allowance for credit losses and recorded investment in loans receivable at December 31, 2010. The following table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan class (In Thousands):

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, at September 30, 2011 and December 31, 2010. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

At September 30, 2011
(In Thousands)
Non-accruing loans:
Residential	$12,873
Construction	3,650
Commercial business(1)	1,798
Commercial and multi-family	22,329
Home equity(2)	942
Consumer	237
Total	$41,829
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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2011 and average recorded investment and actual interest income recognized for the three months ended September 30, 2011 (In Thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$5,646	$5,646	$-	$3,411	$95
Commercial and Multi-family	27,543	27,543	-	23,402	296
Construction	1,409	1,409	-	5,235	-
Commercial Business(1)	1,519	1,519	-	1,621	12
Home Equity(2)	844	844	-	625	15
Consumer	-	-	-	-	-

With an allowance recorded:
Residential Mortgages	$7,345	$7,345	$528	$3,754	$270
Commercial and Multi-family	17,602	17,602	1,771	17,301	364
Construction	660	660	110	660	-
Commercial Business(1)	2,532	2,532	700	2,164	21
Home Equity(2)	868	868	208	490	32
Consumer	-	-	-	-	-

Total:
Residential Mortgages	$12,991	$12,991	$528	$7,165	$365
Commercial and Multi-family	45,145	45,145	1,771	40,703	660
Construction	2,069	2,069	110	5,895	-
Commercial Business(1)	4,051	4,051	700	3,785	33
Home Equity(2)	1,712	1,712	208	1,115	47
Consumer	-	-	-	-	-

_________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2011 and average recorded investment and actual interest income recognized for the nine months ended September 30, 2011 (In Thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$5,646	$5,646	$-	$1,857	$95
Commercial and Multi-family	27,543	27,543	-	19,483	520
Construction	1,409	1,409	-	2,764	-
Commercial Business(1)	1,519	1,519	-	1,306	34
Home Equity(2)	844	844	-	433	16
Consumer	-	-	-	-	-

With an allowance recorded:
Residential Mortgages	$7,345	$7,345	$528	$1,979	$270
Commercial and Multi-family	17,602	17,602	1,771	15,864	611
Construction	660	660	110	330	-
Commercial Business(1)	2,532	2,532	700	1,991	21
Home Equity(2)	868	868	208	319	37
Consumer	-	-	-	-	-

Total:
Residential Mortgages	$12,991	$12,991	$528	$3,836	$365
Commercial and Multi-family	45,145	45,145	1,771	35,347	1,131
Construction	2,069	2,069	110	3,094	-
Commercial Business(1)	4,051	4,051	700	3,297	55
Home Equity(2)	1,712	1,712	208	752	53
Consumer	-	-	-	-	-

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

During the third quarter of 2011, the Bank adopted the FASB guidance on the determination of whether a loan restructuring is considered to be a troubled debt restructuring (TDR). A TDR is a loan whose contractual terms have been modified resulting in the Bank granting a concession to a borrower who is experiencing financial difficulties in order for the Bank to have a greater chance of collecting the indebtedness from the borrower. Concessions could include, but are not limited to : interest rate reductions, maturity extensions or principle forgiveness. An additional benefit to the Bank in granting a concession is to avoid foreclosure or repossession of collateral ata time when real estate values are at historical lows. As a result of adopting this amendment to the credit quality guidance, the Bank reassessed the terms and conditions to customers on restructured loans that had been completed retrospective to January 1, 2011.

The following table summarizes information in regards to troubled debt restructurings for the three months ended September 30, 2011, (In thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings

Residential	7	$2,676	$2,676
Commercial and multi-family	3	$1,279	$1,279
Construction	-	$-	$-
Commercial business	-	$-	$-
Home equity	2	$471	$471
Consumer	-	$-	$-

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Residential	-	$-
Commercial and multi-family	-	$-
Construction	-	$-
Commercial business	-	$-
Home equity	-	$-
Consumer	-	$-

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for the nine months ended September 30, 2011, (In thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Residential	23	$6,474	$6,474
Commercial and multi-family	15	$10,295	$10,295
Construction	-	$-	$-
Commercial business	-	$-	$-
Home equity	8	$835	$835
Consumer	-	$-	$-

The loans included above are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate, accepting interest only for a period of time or a change in amortization period. As of September 30, 2011, TDRs totaled $17.6 million. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Residential	2	$508
Commercial and multi-family	1	$663
Construction	-	$-
Commercial business	-	$-
Home equity	1	$54
Consumer	-	$-

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More and Accruing
	(In Thousands)

Residential	$5,937	$1,589	$12,873	$20,399	$201,603	$222,002	—
Commercial and multi-family	10,887	7,638	22,329	40,854	367,370	408,224	—
Construction	201	—	3,650	3,851	8,761	12,612	—
Commercial business(1)	174	—	1,798	1,972	58,630	60,602	—
Home equity(2)	1,454	919	942	3,315	51,211	54,526	—
Consumer	19	—	237	256	1,234	1,490	—
Total	$18,672	$10,146	$41,829	$70,647	$688,809	$759,456	—
__________
 (1) Includes business lines of credit.
 (2) Includes home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2010 :

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More Accruing
	(In Thousands)

Residential	$5,010	$3,706	$15,115	$23,831	$210,604	$234,435	—
Commercial and multi-family	20,071	5,391	21,147	46,609	363,603	410,212	—
Construction	1,889	—	2,773	4,662	13,186	17,848	—
Commercial business(1)	1,377	456	861	2,694	51,466	54,160	—
Home equity(2)	870	694	1,632	3,196	60,407	63,603	—
Consumer	106	5	283	394	1,422	1,816	—
Total	$29,323	$10,252	$41,811	$81,386	$700,688	$782,074	—

__________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of September 30, 2011 (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential	$198,273	$12,314	$8,213	$3,202	$-	$222,002
Commercial and multi-family	349,306	32,502	25,372	1,044	-	408,224
Construction	6,951	2,017	2,510	1,134	-	12,612
Commercial business(1)	53,832	3,112	862	2,796	-	60,602
Home equity(2)	51,578	1,712	969	267	-	54,526
Consumer	1,353	-	-	136	1	1,490
Total	$661,293	$51,657	$37,926	$8,579	$1	$759,456
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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition.

	September 30, December 31,
	2011	2010
	(In Thousands)
Unpaid principal balance	$335,251	$378,004
Recorded investment	330,621	374,057

The following table presents changes in the accretable discount on loans acquired in the Pamrapo acquisition for the nine months ended September 30, 2011,
(In Thousands):

Beginning Balance at December 31, 2010
$205,491
Accretion	(33,716)

Ending Balance at September 30, 2011	$171,775

No interest income is being recognized on loans acquired where the fair value of the loan was based on the cash flows expected to be received from the foreclosure and sale of the underlying collateral.  The carrying value of these loans at September 30, 2011 and December 31, 2010, was $10,608,000 and $11,661,000, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (In Thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of September 30, 2011:

Securities available for sale — Equity Securities	$1,114	$1,114	$—	$—

As of December 31, 2010:

Securities available for sale — Equity Securities	$1,098	$1,098	$—	$—

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2011.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (In Thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of September 30, 2011:

Impaired loans	$25,690	$—	$—	$25,690

As of December 31, 2010:

Impaired Loans	$17,617	$—	$—	$17,617
Real estate owned	$513	$—	$—	$513

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost at September 30, 2011 and December 31, 2010.

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

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $29,007,000 and $19,724,000, net of a valuation allowance of $3,317,000 and $2,107,000 at September 30, 2011 and December 31, 2010, respectively.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows at September 30, 2011 and December 31, 2010:

	September 30,		December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$85,890	$85,890	$121,127	$121,127
Securities available for sale	1,114	1,114	1,098	1,098
Securities held to maturity	199,795	207,530	165,572	166,785
Loans held for sale	3,275	3,415	5,572	5,633
Loans receivable	749,329	781,475	773,101	779,858
FHLB of New York stock	6,678	6,678	6,723	6,723
Interest receivable	4,956	4,956	5,203	5,203

Financial liabilities:
Deposits	859,580	882,574	886,288	890,402
Long-term debt	114,124	133,484	114,124	126,895
Interest payable	749	749	787	787

Note 9 – New Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. Adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

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

Index

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350). The amendments in the ASU is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

On October 14, 2011, the Bank completed its merger with Allegiance Community Bank, as contemplated by the Agreement and Plan of Merger by and between BCB Bancorp, and Allegiance Community Bank dated April 4, 2011 (the “Agreement”). Under the terms of the Agreement, each share of Allegiance Community Bank stock was converted into 0.35 of a share of BCB Bancorp common stock. The transaction is valued at approximately $6.2 million based on BCB Bancorp’s closing share price of $9.57 per share on October 13, 2011.

Financial Condition

Total assets decreased by $27.1 million or 2.4% to $1.08 billion at September 30, 2011 from $1.11 billion at December 31, 2010. The decrease in total assets occurred primarily as a result of a decrease in cash and cash equivalents of $35.2 million and loans receivable of $23.8 million partially offset by an increase in securities held to maturity of $34.2 million. Management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking loan opportunities in the secondary market that provide competitive returns. During the first nine months of 2011, the composition of the Bank’s balance sheet shifted out of cash and cash equivalents to investment securities. The initial intention of accumulating liquidity was to explore the possibility of repaying certain wholesale advances in an effort to reduce interest expense. Diligent monitoring of the penalties associated with the early prepayment of these advances proved cost prohibitive. Consequently, management decided to deploy the liquidity into pools of government sponsored enterprise (GSE) mortgage backed securities, providing yields of approximately three hundred fifty basis points higher than the yield on cash deposits. Investing in mortgage backed securities of intermediate terms of fifteen and twenty years ensures regular cash flow with accelerated amortization over long term investments, thereby positively impacting net interest income, spread, and margin. It is our intention to grow the balance sheet at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $35.2 million or 29.1% to $85.9 million at September 30, 2011 from $121.1 million at December 31, 2010. Investment securities classified as held-to-maturity increased by $34.2 million or 20.7% to $199.8 million at September 30, 2011 from $165.6 million at December 31, 2010. The increase in investment securities occurred as a result of purchases of $93.0 million during the nine months ended September 30, 2011, partially offset by call options exercised on $29.8 million of callable agency securities, $25.4 million in repayments and prepayments in the mortgage backed securities portfolio and $2.4 million in sales during the nine months ended September 30, 2011, relating to collateralized mortgage obligations that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, ASU 320 (formerly known as FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. A net realized gain of approximately $18,000 was recognized as a result of the sale.

Loans receivable decreased by $23.8 million or 3.1% to $749.3 million at September 30, 2011 from $773.1 million at December 31, 2010. The decrease resulted primarily from a $19.7 million decrease in real estate mortgages comprised of residential, commercial, construction and participation loans with other financial institutions and a $13.2 million decrease in consumer loans, net of amortization, partially offset by a $10.3 million increase in commercial loans comprised of business loans and commercial lines of credit, net of amortization, partially offset by a $623,000 increase in the allowance for loan losses. The balance in the loan pipeline as of September 30, 2011 stood at $60.5 million. At September 30, 2011, the allowance for loan losses was $9.0 million or 21.6% of non-performing loans. As a result of the loans acquired in the business combination transaction being recorded at their fair value, the balance in the allowance for loan losses that was on the balance sheet of the former Pamrapo Bancorp, Inc., was not carried over in the allowance balance previously discussed. However, at September 30, 2011, the amount which represents the non-accretible yield on loans acquired in the Pamrapo Bancorp, Inc. merger totaled approximately $4.6 million and is recorded as a reduction of loans receivable.

Deposit liabilities decreased by $26.7 million or 3.0% to $859.6 million at September 30, 2011 from $886.3 million at December 31, 2010. The decrease resulted primarily from a $22.2 million decrease in time deposits, $4.1 million in transaction accounts and $388,000 in savings and club accounts. During the nine months ended September 30, 2011, the Federal Open Market Committee, (FOMC) maintained its low interest rate policy. Since the Bank predicates its retail deposit pricing on market conditions and the current competitive environment, the present low interest rate environment lends itself to lower time deposits yields, and reduced interest expense.

The balance of borrowed money remained constant at $114.1 million for the periods ended September 30, 2011 and December 31, 2010. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in Government Sponsored Enterprise (GSE) investment securities.

Stockholders’ equity decreased by $78,000 or 0.08% to $98.9 million at September 30, 2011 from $99.0 million at December 31, 2010. The decrease in stockholders’ equity is primarily attributable to the payment of three quarterly cash dividends totaling $3.4 million representing three $0.12 per share payments during the nine months ended September 30, 2011 and $2.01 million paid to repurchase 187,048 shares of the Company’s common stock, partially offset by net income for the nine months ended September 30, 2011 of $5.1 million, a $231,000 increase resulting from the exercise of stock options totaling 25,581 shares and a $9,000 increase in the market value of our available-for-sale securities portfolio, net of tax. At September 30, 2011, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 9.47%, 16.74% and 17.81% respectively.

Index

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

On July 6, 2010, the Company acquired all of the outstanding common shares of Pamrapo Bancorp, Inc. in a business combination. ASC 805 “Business Combinations,” permits the use of provisional amounts for assets and liabilities assumed when the information at acquisition date is incomplete. During the measurement period, amounts provisionally assigned to the acquisition accounting may be adjusted based on new information during the measurement period.

Through the measurement period, new information became available which necessitated a restatement of certain items in the Consolidated Statements of Income and the Consolidated Statement of Cash Flows. The adjustments relate to the carrying amount of property and equipment as of September 30, 2010 and the fair value of loans acquired. As a result of the aforementioned, depreciation expense and income tax expense also required adjustment.

Please refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for a tabular synopsis of these adjustments.

Net income decreased by $10.75 million or 90.0% to $1.19 million for the three months ended September 30, 2011 from $11.94 million for the three months ended September 30, 2010. The decrease in net income was primarily due to a decrease in non–interest income and an increase in income taxes, partially offset by an increase in net interest income and a decrease in non-interest expense. Net interest income increased by $1.3 million or 16.0% to $9.4 million for the three months ended September 30, 2011 from $8.1 million for the three months ended September 30, 2010. This increase in net interest income resulted primarily from an increase in the average yield of interest earning assets to 4.78% for the three months ended September 30, 2011 from 4.29% for the three months ended September 30, 2010, partially offset by a decrease in the average balance of interest earning assets of $50.0 million or 4.5% to $1.07 billion for the three months ended September 30, 2011 from $1.12 billion for the three months ended September 30, 2010. The average balance of interest bearing liabilities decreased by $51.2 million or 5.3% to $914.5 million for the three months ended September 30, 2011 from $965.7 million for the three months ended September 30, 2010 and the average cost of interest bearing liabilities decreased by fifteen basis points to 1.46% for the three months ended September 30, 2011 from 1.61% for the three months ended September 30, 2010. The decrease of fifteen basis points in the average cost of interest bearing liabilities was more than offset by an increase of forty-nine basis points in the average yield on interest earning assets. As a consequence of the aforementioned, our net interest margin increased to 3.52% for the three months ended September 30, 2011 from 2.90% for the three months ended September 30, 2010.

Interest income on loans receivable increased by $115,000 or 1.1% to $10.66 million for the three months ended September 30, 2011 from $10.55 million for the three months ended September 30, 2010. The increase was primarily attributable to an increase in the average yield on loans receivable to 5.50% for the three months ended September 30, 2011 from 5.19% for the three months ended September 30, 2010, partially offset by a decrease in the average balance of loans receivable of $37.2 million or 4.6% to $776.2 million for the three months ended September 30, 2011 from $813.4 million for the three months ended September 30, 2010.

Interest income on securities increased by $641,000 or 45.5% to $2.04 million for the three months ended September 30, 2011 from $1.40 million for the three months ended September 30, 2010. This increase was primarily due to an increase in the average yield of securities held-to-maturity to 3.77% for the three months ended September 30, 2011 from 3.25% for the three months ended September 30, 2010, along with an increase in the average balance of securities held-to-maturity of $44.3 million or 25.5% to $217.8 million for the three months ended September 30, 2011 from $173.5 million for the three months ended September 30, 2010.

Interest income on other interest-earning assets decreased by $21,000 or 61.8% to $13,000 for the three months ended September 30, 2011 from $34,000 for the three months ended September 30, 2010. This decrease was primarily due to a decrease of $58.4 million or 44.7% in the average balance of other interest-earning assets to $72.2 million for the three months ended September 30, 2011 from $130.6 million for the three months ended September 30, 2010. The average yield on other interest-earning assets decreased to 0.07% for the three months ended September 30, 2011 from 0.10% for the three months ended September 30, 2010. The average yield on other interest earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels.

Total interest expense decreased by $554,000 or 14.2% to $3.33 million for the three months ended September 30, 2011 from $3.89 million for the three months ended September 30, 2010. The decrease resulted primarily from a decrease in the balance of average interest bearing liabilities of $51.2 million or 5.3% to $914.5 million for the three months ended September 30, 2011 from $965.7 million for the three months ended September 30, 2010, along with a decrease in the average cost of interest bearing liabilities of fifteen basis points to 1.46% for the three months ended September 30, 2011 from 1.61% for the three months ended September 30, 2010. The decrease in the average cost reflects the Company’s reaction to the prolonged low short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $800,000 and $800,000 for the three month periods ended September 30, 2011 and 2010, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, (5) the existing level of allowance for loan losses that are probable and estimable. During the three months ended September 30, 2011, the Bank experienced $476,000 in net charge-offs, (consisting of $476,000 in charge-offs and no recoveries). During the three months ended September 30, 2010, the Bank experienced $80,000 in net charge-offs, (consisting of $80,000 in charge-offs and no recoveries). The Bank had non-performing loans totaling $41.8 million or 5.50% of gross loans at September 30, 2011, $42.5 million or 5.49% of gross loans at June 30, 2011 and $42.4 million or 5.25% of gross loans at September 30, 2010. The increase in non-performing loans resulted primarily from loans acquired as part of the acquisition of Pamrapo Bancorp, Inc. The allowance for loan losses was $9.0 million or 1.19% of gross loans at September 30, 2011, $8.7 million or 1.13% of gross loans at June 30, 2011 and $7.5 million or 0.93% of gross loans at September 30, 2010. The carrying value of the loans acquired from Pamrapo was $330.6 million at September 30, 2011. There was no carryover of the historical Pamrapo allowance for credit losses related to these loans. However, the amount which represents the non-accretible difference on loans acquired in the Pamrapo Bancorp, Inc. merger totaled approximately $4.6 million and is recorded as a reduction of loans receivable. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2011, June 30, 2011 and September 30, 2010.

Total non-interest income decreased by $12.8 million or 98.6% to $182,000 for the three months ended September 30, 2011 from $13.0 million for the three months ended September 30, 2010. The decrease in non-interest income resulted primarily from the gain on bargain purchase associated with the completion of the acquisition of Pamrapo Bancorp, Inc. of $12.6 million for the three months ended September 30, 2010 from no such corresponding gain for the three months ended September 30, 2011. A bargain purchase is defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquisition. The decrease in non-interest income is further explained by a decrease of $234,000 or 75.5% decrease in fees and service charges to $76,000 for the three months ended September 30, 2011 from $310,000 for the three months ended September 30, 2010 and a loss on sale of real estate owned of $121,000 for the three months ended September 30, 2011 as compared to no such corresponding loss for the three months ended September 30, 2010, partially offset by an increase of $123,000 or 183.6% in gain on sale of loans originated for sale to $190,000 for the three months ended September 30, 2011 from $67,000 for the three months ended September 30, 2010, and an increase of $20,000 or a 117.6% increase in other non-interest income to $37,000 for the three months ended September 30, 2011 from $17,000 for the three months ended September 30, 2010. The decrease in fees and service charges resulted from the reclassification of certain loan fees on non-performing loans previously recorded as income that were deemed uncollectible and subsequently reversed. The increase in gain on sale of loans originated for sale occurred primarily as a result of the active local market for refinancing one-to four-family residential mortgages, aided in large part by the low interest rate environment.

Index

Total non-interest expense decreased by $1.89 million or 21.9% to $6.75 million for the three months ended September 30, 2011 from $8.64 million for the three months ended September 30, 2010. Salaries and employee benefits expense decreased by $1.53 million or 32.1% to $3.23 million for the three months ended September 30, 2011 from $4.76 million for the three months ended September 30, 2010. This decrease occurred primarily as the result of the payout of voluntary termination packages offered to the employees in conjunction with the acquisition of Pamrapo Bancorp, Inc., totaling $1.1 million for the three months ended September 30, 2010, as compared to no such corresponding expense for the three months ended September 30, 2011. Occupancy expense decreased by $12,000 or 1.6% to $743,000 for the three months ended September 30, 2011 from $755,000 for the three months ended September 30, 2010. Equipment expense decreased by $52,000 or 4.7% to $1.06 million for the three months ended September 30, 2011 from $1.1 million for the three months ended September 30, 2010. The primary component of this expense item is data service provider expense which increases or decreases with the growth in the Bank’s total assets. Professional fees increased by $342,000 or 135.7% to $594,000 for the three months ended September 30, 2011 from $252,000 for the three months ended September 30, 2010. Directors’ fees increased by $49,000 or 37.4% to $180,000 for the three months ended September 30, 2011 from $131,000 for the three months ended September 30, 2010. Regulatory assessments decreased by $261,000 or 68.1% to $122,000 for the three months ended September 30, 2011 from $383,000 for the three months ended September 30, 2010. Advertising expense increased by $15,000 or 15.0% to $115,000 for the three months ended September 30, 2011 from $100,000 for the three months ended September 30, 2010. Merger related expenses decreased by $207,000 or 71.9% to $81,000 for the three months ended September 30, 2011 from $288,000 for the three months ended September 30, 2010. Other non-interest expense decreased by $233,000 or 27.2% to $623,000 for the three months ended September 30, 2011 from $856,000 for the three months ended September 30, 2010. The decrease in other expenses occurred primarily as a result of a decrease in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is also comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses.

Income taxes increased by $1.1 million to $840,000 for the three months ended September 30, 2011 compared to an income tax benefit of $299,000 for the three months ended September 30, 2010. While net income decreased substantially in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, this decrease was primarily attributable to the gain on bargain purchase related to the completion of the acquisition of Pamrapo Bancorp, Inc. As the gain associated with this transaction is a non-taxable event, the income tax provision for the three months ended September 30, 2010 was calculated exclusive of this gain. Exclusive of the gain on bargain purchase accounting, the Company would have recorded a loss before income taxes of $878,000 for the three months ended September 30, 2010. The consolidated effective tax rate for the three months ended September 30, 2011 was 41.4%.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

On July 6, 2010, the Company acquired all of the outstanding common shares of Pamrapo Bancorp, Inc. in a business combination. ASC805 “Business Combinations,” permits the use of provisional amounts for assets and liabilities assumed when the information at acquisition date is incomplete. During the measurement period, amounts provisionally assigned to the acquisition accounting may be adjusted based on new information during the measurement period.

Through the measurement period, new information became available which necessitated a restatement of certain items in the Consolidated Statements of Income and the Consolidated Statement of Cash Flows. The adjustments relate to the carrying amount of property and equipment as of September 30, 2010 and the fair value of loans acquired. As a result of the aforementioned, depreciation expense and income tax expense also required adjustment.

Please refer to Note 1 in the Notes to Unaudited Consolidated Financial Statements for a tabular synopsis of these adjustments.

Net income decreased by $8.5 million or 62.5% to $5.1 million for the nine months ended September 30, 2011 from $13.6 million for the nine months ended September 30, 2010. The decrease in net income was due to a decrease in non-interest income and increases in the provision for loan losses, non-interest expense and income taxes, partially offset by an increase in net interest income. Net interest income increased by $11.4 million or 65.1% to $28.9 million for the nine months ended September 30, 2011 from $17.5 million for the nine months ended September 30, 2010. This increase in net interest income resulted primarily from an increase of $286.8 million or 36.3% in the average balance of interest earning assets to $1.076 billion for the nine months ended September 30, 2011 from $789.2 million for the nine months ended September 30, 2010, along with an increase in the average yield on interest earning assets to 4.84% for the nine months ended September 30, 2011 from 4.68% for the nine months ended September 30, 2010. The average balance of interest bearing liabilities increased by $234.3 million or 34.0% to $922.7 million for the nine months ended September 30, 2011 from $688.4 million for the nine months ended September 30, 2010 and the average cost of interest bearing liabilities decreased by fifty basis points to 1.46% for the nine months ended September 30, 2011 from 1.96% for the nine months ended September 30, 2010. As a consequence of the aforementioned, our net interest margin increased to 3.59% for the nine months ended September 30, 2011 from 2.96% for the nine months ended September 30, 2010. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities is primarily due to the completion of the acquisition of Pamrapo Bancorp, Inc.

Interest income on loans receivable increased by $9.6 million or 41.0% to $33.0 million for the nine months ended September 30, 2011 from $23.4 million for the nine months ended September 30, 2010. The increase was primarily attributable to an increase in the average balance of loans receivable of $244.9 million or 45.4% to $784.9 million for the nine months ended September 30, 2011 from $540.0 million for the nine months ended September 30, 2010, partially offset by a decrease in the average yield on loans receivable to 5.61% for the nine months ended September 30, 2011 from 5.77% for the nine months ended September 30, 2010. The increase in average balance of loans receivable is primarily attributable to the completion of the business combination transaction with Pamrapo Bancorp, Inc. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans. Further, as the average yield on the loans acquired in the acquisition of Pamrapo Bancorp Inc., were lower than that of BCB Bancorp, Inc., as a stand-alone institution, the combination of both portfolios decreased the composite yield accordingly.

Interest income on securities increased by $1.72 million or 40.6% to $5.96 million for the nine months ended September 30, 2011 from $4.24 million for the nine months ended September 30, 2010. This increase was primarily due to an increase in the average balance of securities held-to-maturity of $66.5 million or 43.8% to $218.2 million for the nine months ended September 30, 2011 from $151.7 million for the nine months ended September 30, 2010, partially offset by a decrease in the average yield of securities held-to-maturity to 3.64% for the nine months ended September 30, 2011 from 3.73% for the nine months ended September 30, 2010. The decrease in the average yield resulted from the replacement of higher yielding callable agency securities previously purchased whose call options were exercised by the issuing agencies with lower yielding mortgage backed securities purchased presently in the prevalent interest rate environment. The increase in the average balance is primarily attributable to the completion of the business combination transaction with Pamrapo Bancorp, Inc.

Interest income on other interest-earning assets decreased by $15,000 or 20.3% to $59,000 for the nine months ended September 30, 2011 from $74,000 for the nine months ended September 30, 2010. This decrease was primarily due to a decrease of $24.3 million or 24.9% in the average balance of other interest-earning assets to $73.3 million for the nine months ended September 30, 2011 from $97.6 million for the nine months ended September 30, 2010. The average yield on other interest-earning assets remained relatively static at 0.10% for the nine month periods ended September 30, 2011 and 2010. The decrease in the average balance primarily reflects management’s philosophy to deploy its liquid assets for loan closings and investment security purchase opportunities at higher yields than are currently available in money market deposits.

Index

Total interest expense decreased by $48,000 or 0.5% to $10.09 million for the nine months ended September 30, 2011 from $10.13 million for the nine months ended September 30, 2010. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities by 50 basis points to 1.46% for the nine months ended September 30, 2011 from 1.96% for the nine months ended September 30, 2010, partially offset by an increase in the balance of average interest bearing liabilities of $234.3 million or 34.0% to $922.7 million for the nine months ended September 30, 2011 from $688.4 million for the nine months ended September 30, 2010. The increase in the balance of average interest bearing liabilities is primarily attributable to the completion of the acquisition of Pamrapo Bancorp, Inc. The decrease in the average cost reflects the low short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $1.6 million for the nine months ended September 30, 2011 and $1.55 million for the nine months ended September 30, 2010. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of allowance for loan losses that are probable and estimable. During the nine months ended September 30, 2011, the Bank experienced $977,000 in net charge-offs (consisting of $1.0 million in charge-offs and $23,000 in recoveries). During the nine months ended September 30, 2010, the Bank experienced $677,000 in net charge-offs (consisting of $689,000 in charge-offs and $12,000 in recoveries). The Bank had non-performing loans totaling $41.8 million or 5.50% of gross loans at September 30, 2011, $41.8 million or 5.35% of gross loans at December 31, 2010 and $42.4 million or 5.25% of gross loans at September 30, 2010. The increase in non-performing loans resulted primarily from the acquisition of Pamrapo Bancorp. The allowance for loan losses was $9.0 million or 1.19% of gross loans at September 30, 2011, $8.4 million or 1.08% of gross loans at December 31, 2010 and $7.5 million or 0.93% of gross loans at September 30, 2010. The carrying value of the loans acquired from Pamrapo was $330.6 million at September 30, 2011. There was no carryover of the historical Pamrapo allowance for credit losses related to these loans. However, the amount which represents the non-accretible difference on loans acquired in the Pamrapo Bancorp, Inc. merger totaled approximately $4.6 million and is recorded as a reduction of loans receivable. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2011 and December 31, 2010.

Total non-interest income decreased by $12.42 million or 91.9% to $1.09 million for the nine months ended September 30, 2011 from $13.51 million for the nine months ended September 30, 2010. The decrease in non-interest income resulted primarily from the gain on bargain purchase associated with the completion of the acquisition of Pamrapo Bancorp, Inc. of $12.6 million for the nine months ended September 30, 2010 as compared to no such corresponding gain for the nine months ended September 30, 2011. A bargain purchase is defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquisition. Additionally, there was a decrease in fees and service charges of $172,000 or 24.2% to $538,000 for the nine months ended September 30, 2011 from $710,000 for the nine months ended September 30, 2010 and the loss on sale of real estate owned increased by $243,000 to $257,000 for the nine months ended September 30, 2011 from $14,000 for the nine months ended September 30, 2010. The decrease in non-interest income was partially offset by an increase in gain on sales of loans originated for sale of $399,000 or 204.6% to $594,000 for the nine months ended September 30, 2011 from $195,000 for the nine months ended September 30, 2010, an $18,000 increase in gain on sale of securities held to maturity to $18,000 for the nine months ended September 30, 2011, compared to no such corresponding gain for the nine months ended September 30, 2010 and a $161,000 or 473.5% increase on other non-interest income to $195,000 for the nine months ended September 30, 2011, from $34,000 for the nine months ended September 30, 2010.

Total non-interest expense increased by $4.89 million or 32.4% to $19.96 million for the nine months ended September 30, 2011 from $15.07 million for the nine months ended September 30, 2010. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Pamrapo Bancorp, Inc. Salaries and employee benefits expense increased by $1.6 million or 21.3% to $9.1 million for the nine months ended September 30, 2011 from $7.5 million for the nine months ended September 30, 2010. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 178 at September 30, 2011, from 173 at September 30, 2010 as well as the realization that the former Pamrapo staff were BCB employees and on the Bank’s payroll for the entire nine month period ended September 30, 2011 as opposed to being members of the Bank’s staff for three of the nine month period ended September 30, 2010, partially offset by the payout of voluntary termination packages offered to the employees in conjunction with the acquisition of Pamrapo Bancorp, Inc., totaling $1.1 million. Equipment expense increased by $949,000 or 43.1% to $3.15 million for the nine months ended September 30, 2011 from $2.20 million for the nine months ended September 30, 2010. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. Occupancy expense increased by $930,000 or 70.5% to $2.25 million for the nine months ended September 30, 2011 from $1.32 million for the nine months ended September 30, 2010. Advertising expense increased by $55,000 or 23.1% to $293,000 for the nine months ended September 30, 2011 from $238,000 for the nine months ended September 30, 2010. Regulatory assessments increased by $170,000 or 22.8% to $915,000 for the nine months ended September 30, 2011 from $745,000 for the nine months ended September 30, 2010. Directors’ fees increased by $134,000 or 38.8% to $479,000 for the nine months ended September 30, 2011 from $345,000 for the nine months ended September 30, 2010. Professional fees increased by $611,000 or 137.3% to $1.06 million for the nine months ended September 30, 2011 from $445,000 for the nine months ended September 30, 2010. Other non-interest expense increased by $727,000 or 45.4% to $2.3 million for the nine months ended September 30, 2011 from $1.6 million for the nine months ended September 30, 2010. The increase in other expenses occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is also comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. All of the aforementioned was partially offset by a decrease in merger related expenses of $295,000 or 46.7% to $337,000 for the nine months ended September 30, 2011 compared to $632,000 for the nine months ended September 30, 2010.

Income tax expense increased $2.58 million or 306.8% to $3.42 million for the nine months ended September 30, 2011 from $841,000 for the nine months ended September 30, 2010 reflecting decreased taxable income during the nine month time period ended September 30, 2011. While net income decreased substantially in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, this decrease was primarily attributable to the gain on bargain purchase related to the completion of the acquisition of Pamrapo Bancorp, Inc. As the gain associated with this transaction is a non-taxable event, the income tax provision for the nine months ended September 30, 2010 was calculated exclusive of this gain. Exclusive of the gain on bargain purchase, income for the nine months ended September 30, 2010 would have been $1.8 million. The consolidated effective income tax rate for the nine months ended September 30, 2010, exclusive of the gain on bargain purchase, was 45.7% as compared to 40.3% for the nine months ended September 30, 2011.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2011. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2011. The following sets forth the Company’s NPV as of that date.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$113,094	$(28,578)	-20.17%	10.74%	-175 bps
+200bp	129,706	(11,966)	-8.45	11.97	-52 bps
+100bp	139,718	(1,954)	-1.38	12.57	8 bps
PAR	141,672	—	—	12.49	—
-100bp	142,134	462	0.33	12.37	-12 bps
bp – basis points

The table above indicates that at September 30, 2011, in the event of a 100 basis point increase in interest rates, we would experience a 1.38% decrease in NPV.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. At September 30, 2011, we were not involved in any material legal proceedings, the outcome of which would have a material adverse affect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On July 14, 2010, the Company announced a fourth stock repurchase plan to repurchase 5% or 479,965 shares of the Company’s common stock. The Company’s stock purchases for the three months ended September 30, 2011 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

July 1- July 31, 2011	15,610	$11.06	15,610	272,758
August 1- August 31, 2011	40,713	$10.40	56,323	232,045
September 1- September 30, 2011	91	$10.31	56,414	231,954

Total	56,414	$10.59	56,414	231,954

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

BCB BANCORP, INC.

Date: November 18, 2011	By:	/s/ Donald Mindiak
Donald Mindiak
President and Chief Executive Officer

Date: November 18, 2011	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Chief Financial Officer