Form 10-K
period 2011-12-31
BCB BANCORP INC
filed 2012-03-30
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal ended December 31, 2011.

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

Registrant’s telephone number, including area code: (201) 823-0700

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, as reported by the Nasdaq Capital Market, was approximately $88.6 million.

As of March 1, 2012, there were issued 9,404,775 shares of the Registrant’s Common Stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE:

 (1) Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

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

ii

PART I

ITEM 1. BUSINESS

BCB Bancorp, Inc.

BCB Bancorp, Inc. (the “Company”) is a New Jersey corporation, and is the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. At December 31, 2011 we had $1.2 billion in consolidated assets, $977.6 million in deposits and $100.0 million in consolidated stockholders’ equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. We changed our name from Bayonne Community Bank to BCB Community Bank in April of 2007. On October 14, 2011, the Bank completed its acquisition of Allegiance Community Bank. At December 31, 2011, we operated through eleven branches in Bayonne, Jersey City, Hoboken, Monroe Township, South Orange, and Woodbridge, New Jersey and through our executive office located at 104-110 Avenue C and our administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. Our deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) and we are a member of the Federal Home Loan Bank System.

We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and to invest funds held in deposit accounts at the Bank, together with funds generated from operations, in investment securities and loans. We offer our customers:

•	loans, including commercial and multi-family real estate loans, one- to four-family mortgage loans, home equity loans, construction loans, consumer loans and commercial business loans. In recent years the primary growth in our loan portfolio has been in loans secured by commercial real estate and multi-family properties. Conversely, in 2011, we deemphasized the origination of construction loans;
•	FDIC-insured deposit products, including savings and club accounts, non-interest bearing accounts, money market accounts, certificates of deposit and individual retirement accounts; and
•	retail and commercial banking services including wire transfers, money orders, traveler’s checks, safe deposit boxes, a night depository, bond coupon redemption and automated teller services.

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

Focusing on profitability. For the year ended December 31, 2011, our return on average equity was 6.14% and our return on average assets was 0.54%. Our earnings per diluted share was $0.64 for the year ended December 31, 2011 compared to $2.05 for the year ended December 31, 2010. Earnings per share results have come under pressure recently, primarily as a result of the pervasive economic downturn in both the national and local economy as well as several one-time events. Management is committed to maintaining profitability by diversifying the products, pricing and services we offer.

Continuing our growth. We have consistently increased our assets. In addition to organic growth, the acquisition of Allegiance Community Bank in October 2011 resulted in our assets increasing from $1.1 billion at December 31, 2010 to $1.2 billion at December 31, 2011. Moreover, we have maintained our asset quality ratios while growing the loan portfolio. At December 31, 2011, our non-performing assets to total assets ratio was 4.47%.

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

Our Market Area

We are located in the City of Bayonne, Jersey City and Hoboken in Hudson County, Monroe Township and Woodbridge in Middlesex County, and South Orange in Essex County, New Jersey. The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area. Following our acquisition of Allegiance Community Bank in 2011 our market area expanded to include branch offices in South Orange and Woodbridge, New Jersey.

Our market area includes the City of Bayonne, Jersey City, portions of Hoboken, South Orange, Woodbridge, and Monroe Township, New Jersey. These areas are all considered “bedroom” or “commuter” communities to Manhattan. Our market area is well-served by a network of arterial roadways including Route 440 and the New Jersey Turnpike.

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

	At December 31,
	2011		2010		2009		2008		2007

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Type of loans:	(Dollars in Thousands)
Real estate loans:
One- to four-family	$218,085	25.58%	$234,435	29.98%	$76,490	18.70%	$74,039	17.94%	$55,248	14.96%
Construction	17,000	1.99	17,848	2.28	51,330	12.55	62,483	15.14	49,984	13.53
Commercial and multi-family	472,424	55.42	410,212	52.45	223,792	54.71	223,179	54.07	208,108	56.35
Home equity(2)	69,075	8.10	63,603	8.13	34,298	8.39	38,065	9.22	35,397	9.58
Commercial business(1)	74,573	8.75	54,160	6.93	22,487	5.50	14,098	3.42	19,873	5.38
Consumer	1,308	0.16	1,816	0.23	641	0.15	920	0.21	739	0.20

Total	852,465	100.00%	782,074	100.00%	409,038	100.00%	412,784	100.00%	369,349	100.00%
Less:
Deferred loan fees, net	1,193		556		522		654		630
Allowance for loan losses	10,509		8,417		6,644		5,304		4,065
Total loans, net	$840,763		$773,101		$401,872		$406,826		$364,654

_______________________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2011. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. Variable-rate loans are shown as due at the time of repricing. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due after 5 Years	Total
	(In Thousands)
One- to four-family	$788	$2,923	$214,374	$218,085
Construction	12,980	1,388	2,632	17,000
Commercial business(1)	34,279	14,692	25,602	74,573
Commercial and multi-family	10,196	56,579	405,649	472,424
Home equity(2)	472	9,072	59,531	69,075
Consumer	140	395	773	1,308
Total amount due	$58,855	$85,049	$708,561	$852,465

______________________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Predetermined or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2011 that are due after December 31, 2012, and have predetermined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family	$208,499	$8,798	$217,297
Construction	1,310	2,710	4,020
Commercial business(1)	3,706	36,588	40,294
Commercial and multi-family	193,601	268,627	462,228
Home equity(2)	60,242	8,361	68,603
Consumer	1,075	93	1,168
Total amount due	$468,433	$325,177	$793,610

_______________________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years. Our largest commercial loan had a principal balance of $11.0 million at December 31, 2011, was secured by commercial property and was performing in accordance with its terms on that date. Our largest multi-family loan had a principal balance of $4.1 million at December 31, 2011. This loan was performing in accordance with its terms on that date. In connection with our acquisition of Allegiance Community Bank, we acquired $51.8 million in commercial and multi-family loans.

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

One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located primarily in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance. We originate both fixed rate and adjustable rate loans. One- to four-family loans may have terms of up to 30 years. The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years. We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30-year amortization period. We offer these loans with a fixed rate for the first five years with repricing every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan. We also broker for a third party lender one- to four-family residential loans, which are primarily fixed rate loans with terms of 30 years. Our loan brokerage activities permit us to offer customers longer-term fixed rate loans we would not otherwise originate while providing a source of fee income. During 2011, we brokered $29.0 million in one- to four-family loans and recognized gains of $408,000 from the sale of such loans.

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

Construction Loans. We offer loans to finance the construction of various types of commercial and residential property. We originated $2.6 million of such loans during the year ended December 31, 2011. Construction loans to builders generally are offered with terms of up to eighteen months and interest rates are tied to the prime rate plus a margin. During 2011, we deemphasized the origination of construction loans. These loans generally are offered as adjustable rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. As of December 31, 2011, our largest construction loan was $3.8 million, of which $3.7 million was disbursed. This construction loan has been made for the construction of twenty-one residential units. As of December 31, 2011, this loan was performing in accordance with its terms.

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

Home Equity Loans and Home Equity Lines of Credit. We offer home equity loans and lines of credit that are secured by the borrower’s primary residence. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 15 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one- to four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral. At December 31, 2011, the outstanding balances of home equity loans and lines of credit totaled $69.1 million, or 8.10% of our loan portfolio.

Commercial Business Loans. Our commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income. Our underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant’s business. Commercial business loans are generally made to small and mid-sized companies located within the State of New Jersey. In most cases, we require collateral of real estate, equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. Our largest commercial business loan at December 31, 2011 was an unsecured loan to a local Board of Education and had a principal balance of $12.2 million. This loan was performing in accordance with its terms as of that date.

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

Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 90 days from the date of issuance. At December 31, 2011, our outstanding loan origination commitments totaled $39.1 million, standby letters of credit totaled $1.5 million, outstanding construction loans in progress totaled $3.6 million and undisbursed lines of credit totaled $29.2 million.

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

Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued. Income is subsequently recognized only to the extent that cash payments are received until delinquency status is reduced to less than ninety days, in which case the loan is returned to accrual status. At December 31, 2011, we had $47.8 million in non-accruing loans. Our largest exposure of non-performing loans consisted of a relationship with several related borrowers and collateralized by both residential and commercial real estate and business assets whose principal balance was $5.3 million at December 31, 2011. This borrower is in foreclosure and while there has been a certain level of depreciation of the underlying collateral, the Bank believes that upon conveyance and disposition of the properties, the Bank will not incur a loss on these facilities.

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2011, we had one hundred-seventy-eight loans with an unpaid principal balance totaling $61.1 million which are classified as impaired and on which loan loss allowances totaling $3.4 million have been established. During 2011, interest income of $2.0 million was recognized on impaired loans during the time of impairment.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2011				At December 31, 2010
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four- family residential	4	$1,381	39	$10,473	9	$3,706	48	$15,115
Construction	—	—	8	3,660	—	—	7	2,773
Home equity	3	242	17	1,099	7	694	20	1,632
Commercial and multi-family	5	1,839	52	19,866	9	5,391	64	21,147
Total	12	3,462	116	35,098	25	9,791	139	40,667

Commercial business	2	499	9	1,286	4	456	5	861
Consumer	—	—	—	—	1	5	4	283
Total delinquent loans	14	$3,961	125	$36,384	30	$10,252	148	$41,811

Delinquent loans to total loans		0.46%		4.27%		1.31%		5.35%

	At December 31, 2009				At December 31, 2008
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four- family residential	3	$3,973	5	$1,559	3	$1,507	4	$1,213
Construction	—	—	7	4,343	1	360	—	—
Home equity	2	517	2	251	—	—	—	—
Commercial and multi-family	5	2,729	8	5,280	2	265	5	2,515
Total	10	7,219	22	11,433	6	2,132	9	3,728

Commercial business	1	369	1	500	—	—	—	—

Consumer	—	—	—	—	—	—	—	—
Total delinquent loans	11	$7,588	23	$11,933	6	$2,132	9	$3,728

Delinquent loans to total loans		1.86%		2.92%		0.51%		0.90%

	At December 31, 2007
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four- family residential	—	$—	1	$319
Construction	—	—	1	1,247
Home equity	—	—	1	149
Commercial and multi-family	2	1,770	5	2,558
Total	2	1,770	8	4,273

Commercial business	—	—	—	—
Consumer	—	—	—	—
Total delinquent loans	2	$1,770	8	$4,273

Delinquent loans to total loans		0.48%		1.16%

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$15,511	$15,115	$1,559	$1,213	$319
Construction	4,040	2,773	4,343	—	1,247
Home equity	1,729	1,632	251	—	149
Commercial and multi-family	22,280	21,147	5,280	2,515	2,039
Commercial business	4,265	861	500	—	—
Consumer	—	283	—	—	—
Total	47,825	41,811	11,933	3,728	3,754

Accruing loans delinquent more than 90 days:
One- to four-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity	—	—	—	—	—
Commercial and multi-family	—	—	—	—	519
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	519

Total non-performing loans	47,825	41,811	11,933	3,728	4,273
Foreclosed assets	6,570	3,602	1,270	1,435	287

Total non-performing assets	$54,395	$45,413	$13,203	$5,163	$4,560
Total non-performing assets as a percentage of total assets	4.47%	4.10%	2.09%	0.89%	0.81%
Total non-performing loans as a percentage of total loans	5.61%	5.35%	2.92%	0.90%	1.16%

For the year ended December 31, 2011, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $4.4 million. We received and recorded $968,000 in interest income for such loans for the year ended December 31, 2011.

Classified Assets. Our policies provide for a classification system for problem assets. When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2011, we had $576,000 in assets classified as loss, all of which are considered impaired, $7.1 million in assets classified as doubtful, of which $4.3 million were classified as impaired, $36.5 million in assets classified as substandard, of which $24.3 million were classified as impaired and $28.2 million in assets classified as special mention, of which $15.5 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The Company consistently applies the following comprehensive methodology. During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include:

•	General economic conditions.

•	Trends in charge-offs.

•	Trends and levels of delinquent loans.

•	Trends and levels of non-performing loans, including loans over 90 days delinquent.

•	Trends in volume and terms of loans.

•	Levels of allowance for specific classified loans.

•	Credit concentrations

The methodology includes the segregation of the loan portfolio into two divisions. Loans that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance of performing loans is evaluated based on historical loan experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans are loans which are more than 60 days delinquent or troubled debt restructured. These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. As of December 31, 2011, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan. The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision. Management must make estimates using assumptions and information that is often subjective and changing rapidly.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$8,417	$6,644	$5,304	$4,065	$3,733

Charge-offs:
One- to four-family residential	122	—	—	—	—
Construction	687	15	—	90	270
Commercial business(1)	24	351	—	3	—
Commercial and multi-family	1,173	323	205	—	—
Home equity(2)	—	—	—	—	—
Consumer	27	—	7	8	15
Total charge-offs	2,033	689	212	101	285

Recoveries	25	12	2	40	17
Net charge-offs	2,008	677	210	61	268
Provisions charged to operations	4,100	2,450	1,550	1,300	600
Ending balance	$10,509	$8,417	$6,644	$5,304	$4,065

Ratio of non-performing assets to total assets at the end of period	4.47%	4.10%	2.09%	0.89%	0.81%

Allowance for loan losses as a percent of total loans outstanding	1.23%	1.08%	1.62%	1.28%	1.10%

Ratio of net charge-offs (recoveries) during the period to total loans outstanding at end of the period	0.24%	0.09%	0.05%	0.01%	0.07%

Ratio of net charge-offs (recoveries) during the period to non-performing loans	4.20%	1.62%	1.79%	1.64%	6.27%

_________________________

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

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
	(Dollars in Thousands)
Type of loan:
One- to four-family	$2,679	25.58%	$171	29.98%	$430	18.70%	$688	17.94%	$221	14.96%
Construction	304	1.99	426	2.28	1,437	12.55	941	15.14	885	13.53
Home equity	677	8.10	204	8.13	186	8.39	167	9.22	172	9.58
Commercial and multi-family	5,798	55.42	6,179	52.45	4,184	54.71	3,175	54.07	2,476	56.35
Commercial business	1,041	8.75	1,286	6.93	365	5.50	216	3.42	262	5.38
Consumer	10	0.16	18	0.23	42	0.15	117	0.21	49	0.20
Unallocated	—	—	133	—	—	—	—	—	—	—
Total	$10,509	100.00%	$8,417	100.00%	$6,644	100.00%	$5,304	100.00%	$4,065	100.00%

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

Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as held-to-maturity, available for sale or trading. As of December 31, 2011, the amortized cost of securities classified as held-to-maturity was $207.0 million. We had $1.0 million in securities classified as available for sale, and no securities classified as trading. Securities classified as available for sale are reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. As of December 31, 2011, our securities classified as held-to-maturity had a fair value of $213.9 million. Changes in the fair value of securities classified as held-to-maturity do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2011, management concluded that all unrealized losses were temporary in nature since they are related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Company has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses. While these securities were classified as held to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the year ended December 31, 2011, proceeds from sales of securities held to maturity totaled approximately $2.4 million and resulted in gross gains of $25,000 and gross losses of $7,000.

As of December 31, 2011, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and (iv) certificates of deposit. The Board of Directors may authorize additional investments. As of December 31, 2011, our U.S. Government agency securities totaled $6.3 million, all of which were classified as held-to-maturity and which primarily consisted of callable securities issued by government sponsored enterprises. Our level of U.S. government agency securities totaled $30.8 million at December 31, 2010. The decrease during 2011 reflects the maturity or the exercise of call options of $40.0 million in U.S. government agency securities, which more than offset purchases of U.S. government agency securities totalling $15.5 million.

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

Securities Portfolio. The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2011	2010	2009
	(In Thousands)
Securities available for sale:
Equity securities	$1,045	$1,098	$1,346
Securities held to maturity:
U.S. Government and Agency securities	6,315	30,838	98,023
Mortgage-backed securities	198,877	126,955	34,621
Corporate subordinated notes	—	6,000	—
Municipal obligations	1,370	1,376	—
Trust originated preferred security	403	403	—
Total securities held to maturity	206,965	165,572	132,644
FHLB stock	7,498	6,723	5,714
Total investment securities	$215,508	$173,393	$139,704

The following table shows our securities held-to-maturity purchase sale and repayment activities for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
	(In Thousands)

Securities acquired through merger	$34,969	$86,770	$—

Purchases:
Fixed-rate	$95,537	$104,997	$147,647
Total purchases	$95,537	$104,997	$147,647

Sales:
Fixed-rate	$2,420	$—	$—
Total sales	$2,420	$—	$—

Principal Repayments:
Repayment of principal	$(85,088)	$(156,757)	$155,553
(Decrease) Increase in other items, net	(1,605)	$(2,082)	730
Net increases (decreases)	$41,393	$32,928	$(8,636)

Maturities of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2011 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	As of December 31, 2011
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value	Carrying Value	Average Yield
	(Dollars in Thousands)
U.S. government agency securities	$3,315	5.00%	$—	—%	$—	—%	$3,000	5.00%	$6,365	$6,315	5.00%

Mortgage-backed securities	9	—	1,325	2.27	37,032	2.06	160,511	3.31	205,670	198,877	3.07

Municipal obligations	—	—	—	—	391	4.89	979	5.57	1,459	1,370	5.38

Trust originated preferred security	—	—	—	—	—	—	403	7.68	409	403	7.68

Total investment securities	$3,324	5.00%	$1,325	2.27%	$37,423	2.07%	$164,893	3.36%	$213,903	$206,965	3.15%

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2011 and December 31, 2010 we had $9.2 million and $6.3 million in brokered deposits, respectively.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2011		2010		2009
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
		(Dollars in Thousands)

Demand	—%	$78,589	—%	$69,471	—%	$37,082
NOW	0.54	112,605	0.85	80,775	1.22	34,270
Money market	0.68	67,592	0.85	55,676	1.94	33,656
Savings and club accounts	0.40	265,546	0.73	245,951	1.12	108,170
Certificates of deposit	1.50	453,291	1.77	434,415	3.19	250,560
Total	1.00%	$977,623	1.33%	$886,288	2.44%	$463,738

_________________________

(1) Represents the average rate paid during the year.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)

Beginning of period	$886,288	$463,738	$410,503
Net deposits(1)	83,010	414,034	43,097
Interest credited on deposit accounts	8,325	8,516	10,138
Total increase in deposit accounts	91,335	422,550	53,235
Ending balance	$977,623	$886,288	$463,738
Percent increase	10.31%	91.12%	12.97%

_____________________

 (1) Includes deposits totaling $111,365 received in 2011 in connection with the Allegiance Community Bank acquisition and $435,810 in 2010 received in connection with the Pamrapo Bancorp, Inc., acquisition.

Jumbo Certificates of Deposit. As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $255.2 million. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2011
Maturity Period	(In Thousands)
Within three months	$68,131
Three through twelve months	111,708
Over twelve months	75,328
Total	$255,167

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$165,931	36.60%	$—	-%	$—	-%
1.00% - 1.99%	172,983	38.16	312,597	71.96	111,078	44.33
2.00% - 2.99%	58,390	12.88	74,265	17.10	56,002	22.35
3.00% - 3.99%	52,382	11.56	41,004	9.44	47,731	19.05
4.00% - 4.99%	2,884	0.64	5,531	1.27	33,619	13.42
5.00% - 5.99%	721	0.16	1,018	0.23	2,130	0.85
Total	$453,291	100.00%	$434,415	100.00%	$250,560	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2011.

	Maturity Date
	1 Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
Interest rate:
0.00% - 0.99%	$153,912	$11,765	$254	$—	$165,931
1.00% - 1.99%	135,132	27,963	7,628	2,260	172,983
2.00% - 2.99%	28,116	6,698	8,156	15,420	58,390
3.00% - 3.99%	1,750	9,881	27,097	13,654	52,382
4.00% - 4.99%	2,850	—	34	—	2,884
5.00% - 5.99%	29	692	—	—	721
Total	$321,789	$56,999	$43,169	$31,334	$453,291

Borrowings. Beginning September 7, 2010, the Federal Home Loan Bank of New York (“FHLBNY”) replaced the existing Overnight Repricing Advance Program and its associated companion products, the Overnight Line of Credit (“OLOC”), OLOC Plus, OLOC Companion, and OLOC Companion Plus with the new Overnight Advance. The new Overnight advance permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLBNY. The Bank is no longer restricted to the previous borrowing limits of 10% (OLOC) or up to 20% (OLOC Plus) of total assets. At December 31, 2011, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $608.5 million, based on the borrowing limitations outlined in the Federal Home Loan Bank of New York’s member products guide. The total credit exposure limit to 50% of total assets is recalculated each quarter. Additionally, at December 31, 2011 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Company’s option since June 17, 2009, and quarterly thereafter.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Balance at end of period	$—	$—	$—
Average balance during period	$—	$—	$38
Maximum outstanding at any month end	$—	$—	$—
Weighted average interest rate at end of period	—	—	—
Average interest rate during period	—%	—%	0.51%

Employees

At December 31, 2011, we had 206 full-time and 57 part-time employees. None of our employees is represented by a collective bargaining group. We believe that our relationship with our employees is good.

Subsidiaries

We have two non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2011, this company held $168.9 million in securities. With the merger with Pamrapo Bancorp. Inc., we acquired Pamrapo Service Corporation which has been inactive since May 2010.

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

The Dodd-Frank Act

The Dodd-Frank Act has changed the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision and requires that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve Board (“Federal Reserve”) to supervise and regulate all savings and loan holding companies.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd Frank Act also broadens the base for FDIC insurance assessments. The FDIC must promulgate rules under which assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

The Company is subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. At December 31, 2011, the Company, was considered to be a well capitalized Bank Holding Company.

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

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009. In addition, the FDIC has required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011. As of December 31, 2011 the current balance of the prepaid FDIC premium assessment was approximately $694,000.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2011, we paid $78,000 in FICO assessments.

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

In addition to the risk-based capital rules, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above. At December 31, 2011, the Bank’s ratio of total capital to risk-weighted assets was 16.42%. Our Tier 1 capital to risk-weighted assets was 15.34%, and our Tier 1 capital to average assets was 8.66%.

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

Under the Exchange Act, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ended December 31, 2011, our auditors are required to audit our internal control over financial reporting.

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

Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to report on the company’s internal control over financial planning.

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

At December 31, 2011, $472.4 million, or 55.42% of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans. These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower’s business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may not be able to successfully maintain and manage our growth.

Since December 31, 2007, our assets have grown at a compound annual growth rate of 21.23%, our loan balances have grown at a compound annual growth rate of 23.22% and our deposits have grown at a compound annual growth rate of 25.13%. Our growth has primarily been driven during this period by acquisitions. Our ability to continue to grow depends, in part, upon our ability to expand our market presence, successfully attract core deposits, identify attractive commercial lending opportunities, and identify potential acquisitions and complete such acquisitions.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2011, our allowance for loan losses totaled $10.5 million, representing 1.23% of total loans.

While we have only been operating for eleven years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, and although we had $54.4 million, or 4.47% of total assets consisting of non-performing assets at December 31, 2011, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

Net interest income is the most significant component of our operating income. We do not rely on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2011 and 2010, our net interest income was $39.6 million and $26.4 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

We own common stock of the Federal Home Loan Bank of New York. We hold the FHLBNY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBNY’s advance program. The aggregate cost and fair value of our FHLBNY common stock as of December 31, 2011 was $7.5 million based on its par value. There is no market for our FHLBNY common stock.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2011, approximately 91.1% of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, we were required to furnish a report by our management on our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, which assessment was conducted during the fourth quarter of 2011 and the first quarter of 2012 in connection with the preparation of 2011 consolidated audited financial statements and our Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting resulting from (i) a failure to document that monitoring controls were in place with respect to outside service organizations, and that (ii) we failed to test the operating effectiveness of such controls as of December 31, 2011. The Company did test the operating effectiveness of its monitoring controls subsequent to December 31, 2011 and found them to be effective. The material weakness in our internal control over financial reporting, as described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely basis.

As a result of the foregoing our independent registered public accounting firm identified a material weakness in the Company’s internal controls and procedures citing the Company’s failure to document monitoring controls over the use of outside service organizations and to test the operating effectiveness of such controls as of December 31, 2011. The material weakness was considered in determining the nature, timing and extent of audit tests applied in the independent public accounting firm’s audit of our 2011 consolidated financial statements. Consequently, our independent registered public accounting firm concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.

Although we believe that we have identified the material weakness, identified in Item 9A. Controls and Procedures, of this report, we cannot assure you that additional deficiencies or weaknesses in our internal control over financial reporting will not be identified. In addition, we have as of the date of this filing revised our internal control over financial reporting to ensure that the material deficiency noted above does not occur in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Item 2. Properties

The Bank conducts its business through an executive office, one administrative office, and eleven branch offices. Six offices have drive-up facilities. The Bank has eleven automatic teller machines at its branch facilities and two other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2011. The total net book value of the Bank’s premises and equipment at December 31, 2011 was $13.6 million.

Location	Year Office Opened	Net Book Value

Executive Office
104-110 Avenue C
Bayonne, New Jersey	2003	$2,807
Administrative Office
591-597 Avenue C
Bayonne, New Jersey	2010	3,181
Branch Offices
860 Broadway
Bayonne, New Jersey	2001	814	(1)
510 Broadway Bayonne, New Jersey	2003	281	(1)
401 Washington St. Hoboken, New Jersey	2010	84	(1)
987 Broadway Bayonne, New Jersey	2010	609
473 Spotswood Englishtown Rd Monroe Township, New Jersey	2010	202	(1)
611 Avenue C Bayonne, New Jersey	2010	2,640
181 Avenue A Bayonne, New Jersey	2010	56	(1)
211-A Washington Street Jersey City, New Jersey	2010	66	(1)
200 Valley Street S. Orange, New Jersey	2011	1,377
34 Main Street Woodbridge, New Jersey	2011	197	(1)
Net book value of properties		12,314
Furnishings and equipment		1,262	(2)
Total premises and equipment		$13,576

(1) Leased Property

(2)Includes off-site ATM’s

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At December 31, 2011, we were not involved in any material legal proceedings the outcome of which would have a material adverse affect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

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

The following table sets forth the high and low closing prices for BCB Bancorp, Inc. common stock for the periods indicated. As of December 31, 2011, there were 9,520,056 shares of BCB Bancorp, Inc. common stock outstanding. At December 31, 2011, BCB Bancorp, Inc. had approximately 2,000 stockholders of record.

Fiscal 2011	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2011	$10.65	$8.55	$0.12
Quarter Ended September 30, 2011	11.68	8.75	0.12
Quarter Ended June 30, 2011	11.45	10.21	0.12
Quarter Ended March 31, 2011	12.00	9.90	0.12
Fiscal 2010	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2010	$10.08	$8.70	$0.12
Quarter Ended September 30, 2010	9.26	7.00	0.12
Quarter Ended June 30, 2010	9.60	7.80	0.12
Quarter Ended March 31, 2010	9.79	8.75	0.12

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2011 regarding equity compensation plans that have been approved by shareholders. The Company has no equity based benefit plans that were not approved by shareholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average Exercise price(2)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	317,976	(1)	$11.61	848,116
Equity compensation plans not approved by shareholders	—		—	-0-
Total	317,976		$11.61	848,116

(1)	Consists of options to purchase (i) 52,599 shares of common stock under the 2002 Stock Option Plan and (ii) 180,377 shares of common stock under the 2003 Stock Option Plan and (iii) 25,000 shares of common stock under the 2003 Stock Option Plan from the former Pamrapo Bancorp, Inc., converted to options to purchase shares of common stock of BCB Bancorp under the terms of the merger agreement and 60,000 under the 2011 Stock Option Plan.
(2)	The weighted average exercise price reflects the exercise prices ranging from $9.34 to $15.65 per share for options granted under the 2003 Stock Option Plan and ranging from $5.29 to $15.65 per share for options under the 2002 Stock Option Plan and ranging from $18.41 to $29.25 per share for options under the 2003 Stock Option Plan from the former Pamrapo Bancorp, Inc., converted to options to purchase shares of common stock of BCB Bancorp under the terms of the merger agreement and at $8.93 per share for options under the 2011 Stock Option Plan.

Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2006 through December 31, 2011, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, and (c) the cumulative total return of Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB BANCORP, INC.

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
BCB Bancorp, Inc.	100.00	94.58	65.14	59.31	68.13	73.40
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNl Bank	100.00	77.71	44.34	43.88	49.17	38.08

Set forth below is information regarding purchases of our common stock made by or on behalf of the Company during the fourth quarter of 2011. On December 14, 2011, the Company announced a fifth stock repurchase plan to repurchase 5% or 462,225 shares of the Company’s common stock.

Period	Total number of shares purchased	Average price per share paid	Total number of shares purchased as part of a publicly announced program	Number of shares remaining to be purchased under program
October 1-31, 2011	—	—	—	231,960
November 1-30, 2011	229,444	$10.18	229,444	2,516
December 1-31, 2011	120,218	10.12	349,662	344,523
Total	349,662	$10.16	—	—

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the common stock dividends paid by the Company.

	Selected financial condition data at December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Total assets	$1,216,908	$1,106,888	$631,503	$578,624	$563,477
Cash and cash equivalents	117,087	121,127	67,347	6,761	11,780
Securities, held to maturity	206,965	165,572	132,644	141,280	165,017
Loans receivable	840,763	773,101	401,872	406,826	364,654
Deposits	977,623	886,288	463,738	410,503	398,819
Borrowings	129,531	114,124	114,124	116,124	114,124
Stockholders’ equity	100,048	98,974	51,391	49,715	48,510

	Selected operating data for the year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except for per share amounts)
Net interest income	$39,582	$26,432	$19,384	$19,960	$17,173
Provision for loan losses	4,100	2,450	1,550	1,300	600
Non-interest income (loss)	1,950	13,862	931	(2,054)	1,092
Non-interest expense	28,008	22,013	12,396	11,314	10,718
Income tax	3,373	1,505	2,621	1,820	2,509
Net income	$6,051	$14,326	$3,748	$3,472	$4,438
Net income per share:
Basic	$0.64	$2.06	$0.81	$0.75	$0.92
Diluted	$0.64	$2.05	$0.80	$0.74	$0.90
Dividends declared per share	$0.48	$0.48	$0.48	$0.41	$0.32

	At or for the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.54%	1.62%	0.61%	0.60%	0.83%
Return on average stockholders’ equity (ratio of net income to average stockholders’ equity)	6.14	22.67	7.34	7.00	8.86
Non-interest income (loss) to average assets	0.17	1.57	0.15	(0.36)	0.20
Non-interest expense to average assets	2.48	2.49	2.03	1.97	1.99
Net interest rate spread during the period	3.40	2.81	2.88	3.09	2.71
Net interest margin (net interest income to average interest earning assets)	3.60	3.05	3.24	3.54	3.26
Ratio of average interest-earning assets to average interest-bearing liabilities	116.03	115.05	114.07	115.05	116.94
Cash dividend payout ratio	75.00	23.30	59.26	54.67	34.78

Asset Quality Ratios:
Non-performing loans to total loans at end of period	5.61	5.35	2.92	0.90	1.16
Allowance for loan losses to non-performing loans at end of period	21.97	20.13	55.68	142.27	95.13
Allowance for loan losses to total loans at end of period	1.23	1.08	1.62	1.28	1.10

Capital Ratios:
Stockholders’ equity to total assets at end of period	8.22	8.94	8.14	8.59	8.61
Average stockholders’ equity to average total assets	8.73	7.14	8.35	8.61	9.32
Tier 1 capital to average assets	8.66	9.16	8.68	9.22	8.81
Tier 1 capital to risk weighted assets	15.34	14.95	13.11	13.38	13.05

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

Other-than-temporary impairments are accounted for based upon several considerations. First, other-than-temporary impairments on equity securities and on debt securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of the sale of debt securities are applicable, then the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. A credit-related impairment represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related other-than-temporary impairments are recognized in earnings and noncredit-related other-than-temporary impairments are recognized in OCI. Equity securities on which there is an unrealized loss that is deemed other-than-temporary are written down to fair value with the write-down recognized in earnings.

Fair Value Measurements

Management uses its best judgment in estimating fair value measurements of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Management utilized various inputs to determine fair value including but not limited to the use of, valuation techniques based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, quoted market prices, and appraisals. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

Financial Condition

Comparison at December 31, 2011 and at December 31, 2010

Since we commenced operations in 2000 we have sought to grow our assets and deposit base consistent with our capital requirements. We offer competitive loan and deposit products and seek to distinguish ourselves from our competitors through our service and availability. Total assets increased by $110.0 million or 9.94% to $1.217 billion at December 31, 2011 from $1.107 billion at December 31, 2010 as the Company completed its acquisition of Allegiance Community Bank, and continued to grow the Bank’s assets through loan originations and growth in our securities portfolio.

Total cash and cash equivalents decreased by $4.0 million or 3.3% to $117.1 million at December 31, 2011 from $121.1 million at December 31, 2010 reflecting management’s decision to maintain an increased level of liquid assets pending acceptable investment opportunities in either loans or investment securities, when appropriate. The decrease in cash and cash equivalents resulted primarily from the deployment of cash and cash equivalents into loans and investment securities as well as funding an outflow of retail deposits. Securities held-to-maturity increased by $41.4 million or 25.0% to $207.0 million at December 31, 2011 from $165.6 million at December 31, 2010. This increase was primarily attributable to the completion of the acquisition of Allegiance Community Bank. Investment securities totaling approximately $35.0 million were acquired in the transaction, comprised primarily of Government Sponsored Enterprise (“GSE”) mortgage backed securities. In conformity with accounting principles generally accepted in the United States of America, the investment securities acquired as part of the acquisition were recorded at their fair value at the consummation of the transaction. In addition to the aforementioned, the change in the balance of investment securities outstanding was primarily attributable to purchases of $95.5 million of callable agency securities and mortgage backed securities, partially offset by repayments, prepayments and call options exercised on certain securities held to maturity of $85.1 million and $2.4 million from sales of securities held to maturity during the year ended December 31, 2011.

Loans receivable increased by $67.7 million or 8.8% to $840.8 million at December 31, 2011 from $773.1 million at December 31, 2010. The increase resulted primarily from the completion of the acquisition of Allegiance Community Bank. In conformity with accounting principles generally accepted in the United States of America, the loans acquired were recorded at their fair value of $88.9 million at the consummation of the transaction. The increase also reflects loan originations of $121.1 million in 2011 as compared with originations of $106.2 million in 2010. During 2011 we emphasized the origination of commercial and multi-family loans which totaled $69.6 million as compared with $31.6 million in 2010, and we deemphasized the origination of commercial business and construction loans. At December 31, 2011, the allowance for loan losses was $10.5 million or 1.23% of total loans.

Deposit liabilities increased by $91.3 million or 10.3% to $977.6 million at December 31, 2011 from $886.3 million at December 31, 2010. The increase resulted primarily from the completion of the acquisition of Allegiance Community Bank. Retail deposits totaling $111.4 million were acquired in the transaction comprised primarily of $39.9 million in savings and club accounts, $26.0 million in transaction accounts and $45.5 million in time deposit accounts. In conformity with accounting principles generally accepted in the United States of America, the retail deposits acquired in the business combination transaction were recorded at their fair value at the consummation of the transaction. The balance of the change in retail deposit balances resulted primarily from a $26.6 million decrease in time deposit account balances and a $20.3 million decrease in savings and club account balances, partially offset by a $26.9 million increase in transaction account balances. During the year ended December 31, 2011, the Federal Open Market Committee, “FOMC” continued its low short term interest rate policy. This has resulted in a steepening of the yield curve, resulting in lower short term time deposit account yields which in turn has had the effect of decreasing interest expense.

Borrowed money increased by $15.4 million or 13.5% to $129.5 million at December 31, 2011 from $114.1 million at December 31, 2010. The increase resulted primarily from the completion of the acquisition of Allegiance Community Bank. In conformity with accounting principles generally accepted in the United States of America, the borrowings acquired were recorded at their fair value of $15.5 million at the consummation of the transaction. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in GSE investment securities.

Total stockholders’ equity increased by $1.08 million or 1.1% to $100.05 million at December 31, 2011 from $98.9 million at December 31, 2010. The increase in stockholders’ equity occurred primarily as a result of the common stock issued in conjunction with the business combination transaction with Allegiance Community Bank, totaling $6.2 million. Additionally, the increase in stockholders’ equity reflects net income of $6.1 million for the year ended December 31, 2011, aided in part as a result of the gain on bargain purchase associated with the acquisition, and the exercise of stock options during the year to purchase 28,637 shares of the Company’s common stock for approximately $237,000, partially offset by the repurchase of 536,710 shares of the Company’s common stock in the stock repurchase plans in place and undertaken during the year totaling $5.6 million and cash dividends paid to shareholders during the year totaling $4.5 million. At December 31, 2011 the Bank’s Tier 1 leverage, Tier 1 risk-based and Total risk-based capital ratios were 8.66%, 15.34%, and 16.42% respectively.

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

	At December 31, 2011		Year ended December 31, 2011			Year ended December 31, 2010
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest earned/paid	Average Yield/ Cost (5)	Average Balance	Interest earned/paid	Average Yield/ Cost (5)
Interest-earning assets:	(Dollars in Thousands)
Loans receivable (1)	$857,128	5.25%	$804,026	$45,023	5.60%	$605,269	$34,502	5.70%
Investment securities(2)	215,508	3.60	217,444	7,769	3.57	153,006	5,481	3.58
Interest-earning deposits	108,395	0.08	78,814	87	0.11	107,369	117	0.11
Total interest-earning assets	1,181,031	4.48%	1,100,284	52,879	4.81%	865,644	40,100	4.63%

Interest-earning liabilities:
Interest-bearing demand deposits	$112,605	0.44%	$92,624	$500	0.54%	$65,169	$553	0.85%
Money market deposits	67,592	0.52	51,553	349	0.68	45,195	385	0.85
Savings deposits	265,546	0.39	257,065	1,020	0.40	179,020	1,304	0.73
Certificates of deposit	453,291	1.42	429,375	6,421	1.50	348,229	6,220	1.77
Borrowings	129,531	3.87	117,642	5,007	4.26	114,778	5,206	4.54
Total interest-bearing liabilities	1,028,565	1.29%	948,259	13,297	1.41%	752,391	13,668	1.82%

Net interest income				$39,582			$26,432

Interest rate spread(3)		3.19%			3.40%			2.81%
Net interest margin(4)					3.60%			3.05%
Ratio of interest-earning assets to interest-bearing liabilities	114.82%		116.03%			115.05%

Analysis of Net Interest Income (Continued)

	Year ended December 31, 2009
Interest-earning assets:	(Dollars in Thousands)
Loans receivable (1)	$412,297	$27,349	6.63%
Investment securities(2)	139,150	6,982	5.02
Interest-earning deposits	47,365	47	0.10
Total interest-earning assets	598,812	34,378	5.74%

Interest-earning liabilities:
Interest-bearing demand deposits	$32,287	$395	1.22%
Money market deposits	24,885	482	1.94
Savings deposits	103,406	1,157	1.12
Certificates of deposit	250,221	7,984	3.19
Borrowings	114,162	4,976	4.36
Total interest-bearing liabilities	524,961	14,994	2.86%

Net interest income		$19,384

Interest rate spread(3)			2.88%
Net interest margin(4)			3.24%
Ratio of interest-earning assets to interest-bearing liabilities	114.07%

_________________________________________________

(1)	Excludes allowance for loan losses.
(2)	Includes Federal Home Loan Bank of New York stock.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average yields are computed using annualized interest income and expense for the periods.

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

	Years Ended December 31,
	2011 vs. 2010				2010 vs. 2009
	Increase (Decrease) Due to			Total	Increase (Decrease) Due to			Total
			Rate/	Increase			Rate/	Increase
	Volume	Rate	Volume	(Decrease)	Volume	Rate	Volume	(Decrease)
	(In thousands)

Interest income:
Loans receivable	$11,330	$(609)	$(200)	$10,521	$13,037	$(3,985)	$(1,899)	$7,153
Investment securities	2,308	(14)	(6)	2,288	564	(1,910)	(155)	(1,501)
Interest-earning deposits with other banks	(31)	1	0	(30)	59	5	6	70
Total interest-earning assets	13,607	(622)	(206)	12,779	13,660	(2,048)	(2,048)	5,722

Interest expense:
Interest-bearing demand accounts	233	(201)	(85)	(53)	402	(121)	(123)	158
Money market	54	(79)	(11)	(36)	393	(270)	(220)	(97)
Savings and club	569	(594)	(259)	(284)	846	(404)	(295)	147
Certificates of Deposits	1,449	(1,012)	(236)	201	3,128	(3,514)	(1,378)	(1,764)
Borrowed funds	130	(321)	(8)	(199)	27	202	1	230

Total interest-bearing liabilities	2,435	(2,207)	(599)	(371)	4,796	(4,107)	(2,015)	(1,326)
Change in net interest income	$11,172	$1,585	$393	$13,150	$8,864	$(1,783)	$(1,783)	$7,048

Results of Operations for the Years Ended December 31, 2011 and 2010

Net income decreased by $8.28 million or 57.8% to $6.05 million for the year ended December 31, 2011 from $14.33 million for the year ended December 31, 2010. The decrease in net income resulted primarily from a decrease in non-interest income and increases in the provision for loan losses, non-interest expense and income taxes, partially offset by an increase in net interest income.

Net interest income increased by $13.2 million or 50.0% to $39.6 million for the year ended December 31, 2011 from $26.4 million for the year ended December 31, 2010. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $234.4 million or 27.1% to $1.1 billion for the year ended December 31, 2011 from $865.6 million for the year ended December 31, 2010, and an increase in the average yield on interest earning assets to 4.81% for the year ended December 31, 2011 from 4.63% for the year ended December 31, 2010. The average balance of interest bearing liabilities increased by $195.9 million or 26.0 % to $948.3 million at December 31, 2011 from $752.4 million at December 31, 2010 while the average cost of interest bearing liabilities decreased to 1.41% for the year ended December 31, 2011 from 1.82% for the year ended December 31, 2010. As a result of the aforementioned, our net interest margin increased to 3.60% for the year ended December 31, 2011 from 3.05% for the year ended December 31, 2010.

The decrease in non-interest income resulted primarily from a decrease in the gain on bargain purchase of $11.4 million or 90.5% to $1.2 million for the year ended December 31, 2011 from $12.6 million for the year ended December 31, 2010. The gain on bargain purchase of $1.2 million recorded for the year ended December 31, 2011 was associated with the completion of the acquisition of Allegiance Community Bank. The gain on bargain purchase of $12.6 million for the year ended December 31, 2010 was associated with the completion of the acquisition of Pamrapo Bancorp, Inc. A bargain purchase is defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquisition, and it requires the acquiror to recognize that excess in earnings as a gain attributable to the acquisition.

Interest income on loans receivable increased by $10.5 million or 30.4% to $45.0 million for the year ended December 31, 2011 from $34.5 million for the year ended December 31, 2010. The increase was primarily due to an increase in average loans receivable of $198.7 million or 32.8% to $804.0 million for the year ended December 31, 2011 from $605.3 million for the year ended December 31, 2010, partially offset by a decrease in the average yield on loans receivable to 5.60% for the year ended December 31, 2011 from 5.70% for the year ended December 31, 2010. The increase in the average balance of loans is primarily attributable to the effect of a full year of the balances of the Pamrapo Bancorp, Inc. acquisition impacting our balance sheet and the completion of the acquisition of Allegiance Community Bank during 2011. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans, partially offset by the inclusion of the loan portfolio from Allegiance Community Bank whose average yield was 6.42%.

Interest income on securities increased by $2.3 million or 41.8% to $7.8 million for the year ended December 31, 2011 from $5.5 million for the year ended December 31, 2010. The increase was primarily attributable to an increase in the average balance of securities of $64.4 million or 42.1% to $217.4 million for the year ended December 31, 2011 from $153.0 million for the year ended December 31, 2010, partially offset by a slight decrease in the average yield on securities to 3.57% for the year ended December 31, 2011 from 3.58% for the year ended December 31, 2010. The relatively static yield reflects the persistent lower long term interest rate environment prevalent for investment securities over the last several years. The increase in the average balance is primarily attributable to the effect of a full year of the balances of the Pamrapo Bancorp, Inc. acquisition impacting our balance sheet and the completion of the acquisition of Allegiance Community Bank as well as the purchase of $95.5 million of investment securities during 2011, partially offset by repayments, prepayments and call options exercised on investment securities of $85.1 million as well as $2.4 million in proceeds from the sale of certain investment securities.

Interest income on other interest-earning assets consisting primarily of interest earning demand deposits decreased by $30,000 or 25.6% to $87,000 for the year ended December 31, 2011 from $117,000 for the year ended December 31, 2010. This decrease was primarily due to a decrease in the average balance of other interest earning assets of $28.6 million or 26.6% to $78.8 million for the year ended December 31, 2011 from $107.4 million for the year ended December 31, 2010. The average yield on other interest-earning assets remained stable at 0.11% for the years ended December 31, 2011 and December 31, 2010. As a result of the lower interest rate environment for overnight deposits during the year ended December 31, 2011, a decrease in the average balance resulted, as management deployed funds into loans and investment securities in an effort to achieve higher returns and funding an outflow of retail deposits. The static nature of the average yield on other interest earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last several years.

Total interest expense decreased by $371,000 or 2.7% to $13.3 million for the year ended December 31, 2011 from $13.7 million for the year ended December 31, 2010. This decrease resulted primarily from a decrease in the average cost of interest bearing liabilities to 1.41% for the year ended December 31, 2011 from 1.82% for the year ended December 31, 2010, partially offset by an increase in the average balance of total interest bearing liabilities of $195.9 million or 26.0% to $948.3 million for the year ended December 31, 2011 from $752.4 million for the year ended December 31, 2010. The decrease in the average cost reflects the Company’s ability to reduce the pricing on a select number of retail deposit products. The increase in the balance of average interest bearing liabilities is primarily attributable to the effect of a full year of the balances of the Pamrapo Bancorp, Inc. acquisition impacting our balance sheet and the completion of the acquisition of Allegiance Community Bank.

The provision for loan losses totaled $4.1 million and $2.45 million for the years ended December 31, 2011 and 2010, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During 2011, the Bank experienced $2.01 million in net charge-offs (consisting of $2.03 million in charge-offs and $25,000 in recoveries). During 2010, the Bank experienced $677,000 in net charge-offs (consisting of $689,000 in charge-offs and $12,000 in recoveries). The Bank had non-accrual loans totaling $47.8 million at December 31, 2011 and $41.8 million at December 31, 2010. The allowance for loan losses stood at $10.5 million or 1.23% of gross total loans at December 31, 2011 as compared to $8.4 million or 1.08% of gross total loans at December 31, 2010. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2011 and 2010.

Total non-interest income decreased by $11.91 million or 85.9% to $1.95 million for the year ended December 31, 2011 from $13.86 million for the year ended December 31, 2010. The decrease in non-interest income resulted primarily from a decrease in the gain on bargain purchase of $11.4 million or 90.5% to $1.2 million for the year ended December 31, 2011 from $12.6 million for the year ended December 31, 2010. The gain on bargain purchase of $1.2 million recorded for the year ended December 31, 2011 was associated with the completion of the acquisition of Allegiance Community Bank. The gain on bargain purchase of $12.6 million for the year ended December 31, 2010 was associated with the completion of the acquisition of Pamrapo Bancorp, Inc. The decrease in non-interest income also reflects a $716,000 decrease in loss on sale of fixed assets and property held for sale to a loss of $716,000 for the year ended December 31, 2011 from no such corresponding entries for the year ended December 31, 2010. This decrease occurred primarily as a result of the closing of one of our Hoboken offices and the realization of the full amortization of the remaining life of the fixed assets remaining on our balance sheet at the time of closing which totaled $592,000. Additionally, the sale of a former branch site resulted in a loss on the sale of that property of $124,000. Loss on sale of real estate owned increased by $153,000 or 44.3% to a loss of $498,000 for the year ended December 31, 2011 from a loss of $345,000 for the year ended December 31, 2010 as additional properties taken into real estate owned were sold during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Fees and service charges decreased by $61,000 or 6.7% to $846,000 for the year ended December 31, 2011 from $907,000 for the year ended December 31, 2010. Other fees and service charges decreased by $172,000 or 40.7% to $251,000 for the year ended December 31, 2011 from $423,000 for the year ended December 31, 2010. This decrease resulted primarily as a result of three items occurring in 2010 for a total of $345,500 where no such items occurred in 2011. Those items were as a result of a $237,500 litigation settlement with the Bayonne Medical Center, a $50,000 recovery from a previous charge-off regarding a check kiting incident and a $67,000 recovery received through litigation on a real estate facility where insurance proceeds were improperly retained by a third party. These decreases in non-interest income were partially offset by an increase in gain on sale of loans originated for sale of $592,000 or 200.7% to $887,000 for the year ended December 31, 2011 from $295,000 for the year ended December 31, 2010. The increase in gain on sale of loans originated for sale occurred primarily as a result of the active local market for refinancing one-to four-family residential mortgages aided in large part by the low interest rate environment. Additionally, during 2011 the Bank engaged in the underwriting and sale of certain Small Business Administration, (SBA) loans. Fees generated through this activity in 2011 totaled $479,000, as opposed to no such corresponding gain in 2010. Gain on sale of securities totaled $18,000 for the year ended December 31, 2011. No such corresponding gain occurred for the year ended December 31, 2010.

Total non-interest expense increased by $6.0 million or 27.3% to $28.0 million for the year ended December 31, 2011 from $22.0 million for the year ended December 31, 2010. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the effect of a full year of the expenses of the combined institution subsequent to the completion of the acquisition of Pamrapo Bancorp, Inc. and the completion of the acquisition of Allegiance Community Bank. Salaries and employee benefits expense increased by $1.9 million or 17.6% to $12.7 million for the year ended December 31, 2011 from $10.8 million for the year ended December 31, 2010. This increase occurred primarily as a result of an increase in the number of full time equivalent employees to two hundred six (206) at December 31, 2011 from one hundred sixty nine (169) at December 31, 2010 and from eighty-eight (88) at December 31, 2009. Equipment expense increased by $1.0 million or 30.3% to $4.3 million for the year ended December 31, 2011 from $3.3 million for the year ended December 31, 2010. The primary component of this expense item is data service provider expense which increases as the Bank’s assets increase. Occupancy expense increased by $1.1 million or 57.9% to $3.0 million for the year ended December 31, 2011 from $1.9 million for the year ended December 31, 2010. Occupancy expense increased primarily as a result of the beginning of the amortization of significant renovations completed on certain offices that were acquired as a result of the acquisition of Pamrapo Bancorp, Inc. Advertising expense increased by $63,000 or 18.8% to $399,000 for the year ended December 31, 2011 from $336,000 for the year ended December 31, 2010. Professional fees increased by $507,000 or 65.0% to $1.3 million for the year ended December 31, 2011 from $780,000 for the year ended December 31, 2010. The increase in professional fees resulted primarily from an increase in legal fees in conjunction with various representations of legal issues encountered in the normal course of a growing franchise. Directors’ fees increased by $136,000 or 24.6% to $689,000 for the year ended December 31, 2011 from $553,000 for the year ended December 31, 2010. The increase in directors’ fees resulted primarily from an increase in the number of board and committee meetings, facilitating directorial awareness of the challenging operating, regulatory and compliance environment. Other non-interest expense increased by $1.4 million or 56.0% to $3.9 million for the year ended December 31, 2011 from $2.5 million for the year ended December 31, 2010. The increase in other non-interest expense occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The aforementioned increases in non-interest expense were partially offset by a decrease in regulatory assessments of $23,000 or 1.9% to $1.18 million for the year ended December 31, 2011 from $1.20 million for the year ended December 31, 2010. Merger related expenses decreased by $106,000 or 16.5% to $538,000 for the year ended December 31, 2011 from $644,000 for the year ended December 31, 2010. The decrease in merger related expenses occurred primarily as a result of the acquisition of Allegiance Community Bank being completed over a shorter time frame than the acquisition of Pamrapo Bancorp, Inc.

Income tax expense increased by $1.86 million or 123.2% to $3.37 million for the year ended December 31, 2011 from $1.51 million for the year ended December 31, 2010. Net income decreased during the year ended December 31, 2011 as compared to the year ended December 31, 2010, as the majority of income recorded for the year ended December 31, 2010 increase was primarily attributable to the gain on bargain purchase related to the completion of the acquisition of Pamrapo Bancorp, Inc. which was considerably larger than the gain associated with Allegiance Community Bank in 2011. As the gains associated with these transaction is non-taxable, the income tax provision for the years ended December 31, 2011 and December 31, 2010 was calculated exclusive of these gains. Conversely, a portion of the expenses associated with the consummation of the Pamrapo Bancorp, Inc., and Allegiance Community Bank transactions categorized as merger related expenses are not deductible for income tax purposes. The consolidated effective income tax rates for the years ended December 31, 2011 and 2010 were 35.8% and 9.5%, respectively.

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

The provision for loan losses totaled $2.45 million and $1.55 million for the years ended December 31, 2010 and 2009, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During 2010, the Bank experienced $677,000 in net charge-offs (consisting of $689,000 in charge-offs and $12,000 in recoveries). During 2009, the Bank experienced $210,000 in net charge-offs (consisting of $212,000 in charge-offs and $2,000 in recoveries). The Bank had non-accrual loans totaling $41.8 million at December 31, 2010 and $11.9 million at December 31, 2009. The allowance for loan losses stood at $8.4 million or 1.08% of gross total loans at December 31, 2010 as compared to $6.6 million or 1.62% of gross total loans at December 31, 2009. There is no carryover of Pamrapo’s allowance for credit losses associated with the loans we acquired as the loans were initially recorded at fair value. The credit mark pertaining to the acquired loans was $7.5 million at December 31, 2010. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2010 and 2009.

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

The following table sets forth our contractual obligations and commercial commitments at December 31, 2011.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years
	(In Thousands)
Benefit Plans	$6,657	$659	$1,340	$1,352	$3,306

Borrowed money	129,531	—	—	57,304	72,227

Lease obligations	6,372	1,142	1,691	899	2,640

Certificates of deposit	453,291	321,789	100,168	31,098	236

Total	$595,851	$323,590	$103,199	$90,653	$78,409

Recent Accounting Pronouncements

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income. The ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require it be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components of total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would be immediately followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this ASU will be applied retrospectively. For public companies, they are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements. In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. Adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2011. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2011. The following sets forth the Company’s NPV as of December 31, 2011.

Change in	Net Portfolio	$ Change	% Change	NPV as a % of Assets
calculation	Value	from PAR	from PAR	NPV Ratio	Change
+300bp	$114,739	$(32,438)	-22.04%	9.71%	(188	)bp
+200bp	130,481	(16,696)	-11.34	10.75	(84)
+100bp	140,053	(7,124)	-4.84	11.26	(33)
PAR	147,177	—	-	11.59	—
-100bp	142,230	(4,947)	-3.36	11.06	(53)

 _____________

bp-basis points

The table above indicates that at December 31, 2011, in the event of a 100 basis point increase in interest rates, we would experience a 4.84% decrease in NPV.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The required Disclosure is incorporated by reference to the BCB Bancorp, Inc. Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of BCB Bancorp, Inc., and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that it did not maintain effective internal control over financial reporting as of December 31, 2011 because the Company did not document monitoring controls over the use of outside service organizations and did not test the operating effectiveness of such controls as of December 31, 2011. This annual report includes an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) is incorporated herein by reference in response to the disclosure requirements of Items 401, 405, 406, 407(d)(4) and 407(d)(5) of Regulation S-K.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2012 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to ParenteBeard LLC.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

(C)	Consolidated Statements of Income for each of the Years in the Three-Year period ended December 31, 2011

(D)	Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2011

(E)	Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2011

(F)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)	Exhibits

	3.1	Certificate of Incorporation of BCB Bancorp, Inc. (1)

	3.2	Bylaws of BCB Bancorp, Inc. (2)

	3.3	Specimen Stock Certificate (3)

	10.1	BCB Community Bank 2002 Stock Option Plan (4)

	10.2	BCB Community Bank 2003 Stock Option Plan (5)

	10.3	Amendment to 2002 and 2003 Stock Option Plans (6)

	10.4	2005 Director Deferred Compensation Plan (7)

	10.5	Employment Agreement with Donald Mindiak (8)

	10.6	Employment Agreement with Thomas M. Coughlin (9)

	10.7	Employment Agreement with Kenneth Walter (10)

	10.8	Executive Agreement with Donald Mindiak (11)

	10.9	Executive Agreement with Thomas M. Coughlin (12)

	10.10	Executive Agreement with Kenneth Walter (13)

	10.11	Consulting Agreement with Dr. August Pellegrini, Jr. (14)

	10.12	Consulting Agreement with James E. Collins (15)

	10.13	BCB Bancorp, Inc. 2011 Stock Option Plan (16)

	10.14	Employment Agreement with Amer Saleem

	10.15	Executive Agreement with Amer Saleem

	13	Consolidated Financial Statements

	14	Code of Ethics (17)

	21	Subsidiaries of the Company

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

66

 _________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

(2)	Incorporated by reference to Exhibit 3 to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

(3)	Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.

(6)	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

(7)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

(8)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(9)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(10)	Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(11)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.

(12)	Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.

(13)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(14)	Incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(15)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.

(16)	Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Shareholders (File No. 000-50275), filed by the Company with the Securities and Exchange Commission on Schedule 14A on March 28, 2011.

(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date: March 30, 2012	By:	/s/ Donald Mindiak
Donald Mindiak
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald Mindiak	President, Chief Executive	March 30, 2012
Donald Mindiak	Officer, and Director

/s/ Kenneth D. Walter	Chief Financial Officer	March 30, 2012
Kenneth D. Walter	and Director

/s/ Robert Ballance	Chairman of the Board	March 30, 2012
Robert Ballance	Director

/s/ Judith Q. Bielan	Director	March 30, 2012
Judith Q. Bielan

/s/ Joseph J. Brogan	Director	March 30, 2012
Joseph J. Brogan

/s/ James E. Collins	Director	March 30, 2012
James E. Collins

/s/ Thomas Coughlin	Director	March 30, 2012
Thomas Coughlin

/s/Robert A. Hughes	Director	March 30, 2012
Robert A. Hughes

/s/ Joseph Lyga	Director	March 30, 2012
Joseph Lyga

/s/ Alexander Pasiechnik	Director	March 30, 2012
Alexander Pasiechnik

/s/ Spencer B. Robbins	Director	March 30, 2012
Spencer B. Robbins

/s/ Gary S. Stetz	Director	March 30, 2012
Gary S. Stetz

