Form 10-Q
period 2012-03-31
BCB BANCORP INC
filed 2012-05-10
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2012, BCB Bancorp, Inc., had 9,256,286 shares of common stock, no par value, outstanding.

1

BCB BANCORP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data, Unaudited)

	March 31, 2012	December 31, 2011

ASSETS

Cash and amounts due from depository institutions	$9,518	$8,692

Interest-earning deposits	106,057	108,395

Total Cash and Cash equivalents	115,575	117,087

Securities available for sale	1,190	1,045
Securities held to maturity, fair value $218,369 and $213,903; respectively	211,459	206,965
Loans held for sale	4,415	5,856
Loans receivable, net of allowance for loan losses of $10,936 and $10,509; respectively	828,397	840,763
Premises and equipment	13,724	13,576
Federal Home Loan Bank of New York stock	6,867	7,498
Interest receivable	4,739	4,997
Other real estate owned	6,027	6,570
Deferred income taxes	10,659	9,940
Other assets	1,497	2,611

Total Assets	$1,204,549	$1,216,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest bearing deposits	$80,595	$78,589
Interest bearing deposits	900,925	899,034

Total deposits	981,520	977,623

Long-term debt	114,124	129,531
Other Liabilities	10,142	9,706

Total Liabilities	1,105,786	1,116,860

STOCKHOLDERS’ EQUITY
Preferred stock: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.064; stated value; 20,000,000 shares authorized, 10,823,676 and 10,817,901 shares respectively, issued; 9,345,560 shares and 9,520,056 shares, respectively, outstanding	692	692
Additional paid-in capital	91,747	91,715
Treasury stock, at cost, 1,478,116 and 1,297,845 shares, respectively	(18,184)	(16,327)
Retained Earnings	25,708	25,255
Accumulated other comprehensive loss, net of taxes	(1,200)	(1,287)

Total Stockholders’ equity	98,763	100,048

Total Liabilities and Stockholders’ equity	$1,204,549	$1,216,908

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended March 31,
	2012	2011

Interest income:
Loans	$11,973	$11,261
Investments, taxable	1,534	1,753
Investment, non-taxable	12	12
Other interest-earning assets	30	28

Total interest income	13,549	13,054

Interest expense:
Deposits:
Demand	194	225
Savings and club	167	269
Certificates of deposit	1,568	1,667

	1,929	2,161

Borrowed money	1,323	1,221

Total interest expense	3,252	3,382

Net interest income	10,297	9,672
Provision for loan losses	600	350

Net interest income after provision for loan losses	9,697	9,322

Non-interest income:
Fees and service charges	490	219
Gain on sales of loans	640	178
Gain on sale of securities held to maturity	128	—
Other	24	136

Total non-interest income	1,282	533

Non-interest expense:
Salaries and employee benefits	3,933	3,007
Occupancy expense of premises	846	779
Equipment	1,448	1,023
Professional fees	431	203
Directors fees	210	119
Regulatory assessments	310	438
Advertising	117	72
Loss on sale of real estate owned	137	80
Other	950	988

Total non-interest expense	8,382	6,709

Income before income tax provision	2,597	3,146
Income tax provision	1,009	1,225

Net Income	$1,588	$1,921

Net Income per common share:
Basic	$0.17	$0.20
Diluted	$0.17	$0.20

Weighted average number of common shares outstanding:
Basic	9,436	9,393
Diluted	9,449	9,413

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Statement of Consolidated Comprehensive Income

(In Thousands, Unaudited)

	Three Months Ended March 31,
	2012	2011

Net Income	$1,588	$1,921

Other comprehensive income, net of tax

Unrealized gains on available-for-sale securities:

Unrealized holding gains arising during the period (a)	87	96
Less: reclassification adjustment for gains included in net income (b)	—	—

Other Comprehensive income	87	96

Comprehensive income	$1,675	$2,017

(a)	Represents the net change during the period of unrealized gain on available-for-sale securities. Represents a gross change of $144,800 less deferred taxes of $57,833 for the quarter ending March 31, 2012. Represents the net change during the period of unrealized gain on available-for-sale securities. Represents a gross change of $160,400 less deferred taxes of $64,064 for the quarter ending March 31, 2011.

(b)	No sales during the period of available-for-sale securities that impacted net income for the quarters ended March 31, 2012 and 2011.

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Beginning Balance at January 1, 2012	$692	$91,715	$(16,327)	$25,255	$(1,287)	$100,048

Exercise of Stock Options (5,775 shares)	—	30	—	—	—	30

Stock compensation expense	—	2	—	—	—	2

Treasury Stock Purchases (180,271 shares)	—	—	(1,857)	—	—	(1,857)

Cash dividend ($0.12 per share) declared	—	—	—	(1,135)	—	(1,135)

Net income	—	—	—	1,588	—	1,588

Other Comprehensive income	—	—	—	—	87	87

Ending Balance at March 31, 2012	$692	$91,747	$(18,184)	$25,708	$(1,200)	$98,763

See accompanying notes to consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net Income	$1,588	$1,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	275	250
Amortization and accretion, net	497	437
Provision for loan losses	600	350
Deferred income tax benefit	(776)	(121)
Loans originated for sale	(15,541)	(6,102)
Proceeds from sale of loans	16,856	8,822
Gain on sales of loans	(640)	(178)
Loss on sale of real estate owned	137	80
Gain on sales of securities held to maturity	(128)	—
Stock compensation expense	2	—
Decrease (increase) in interest receivable	258	(384)
Decrease in other assets	1,114	2,911
Increase (decrease) in accrued interest payable	13	(4)
Increase (decrease) in other liabilities	423	(607)

Net cash provided by operating activities	4,678	7,375

Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	19,414	17,475
Purchases of securities held to maturity	(40,658)	(78,621)
Proceeds from sale of loans acquired	10,836	—
Proceeds from sales of securities held to maturity	16,290	—
Proceeds from sales of participation interest in loans	—	1,366
Proceeds from sales of real estate owned	1,583	443
Purchases of loans	(2,243)	(835)
Net decrease in loans receivable	2,911	7,841
Improvements to other real estate owned	(59)	(5)
Additions to premises and equipment	(423)	(1,516)
Redemption of Federal Home Loan Bank of New York stock	631	—

Net cash provided by (used in) investing activities	8,282	(53,852)

Cash flows from financing activities:
Net Increase (decrease) in deposits	3,897	(7,417)
Repayment of long-term debt	(15,407)	—
Purchases of treasury stock	(1,857)	(54)
Cash dividend paid	(1,135)	(1,128)
Exercise of stock options	30	172

Net cash (used in) financing activities	(14,472)	(8,427)

Net Decrease in cash and cash equivalents	(1,512)	(54,904)
Cash and cash equivalents-beginning	117,087	121,127

Cash and cash equivalents-ending	$115,575	$66,223

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$500	$—
Interest	$3,239	$3,386

Non-cash items:
Transfer of loans to other real estate owned	$1,118	$450
Loans to facilitate sale of other real estate owned	$—	$103
Reclassification of loans originated for sale to held to maturity	$479	$1,291

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between March 31, 2012, and the date these consolidated financial statements were issued.

Note 2 – Acquisition of Allegiance Bancorp, Inc.

On October 14, 2011, the Company acquired all of the outstanding common shares of Allegiance Community Bank (“Allegiance”) and thereby acquired all of Allegiance Community Bank’s two branch locations. Under the terms of the merger agreement, Allegiance stockholders received 0.35 of a share of BCB Bancorp, Inc. common stock at a price of $9.57 per share in exchange for each share of Allegiance common stock, resulting in BCB Bancorp, Inc. issuing 644,434 common shares of BCB Bancorp, Inc. common stock with an acquisition date fair value of $6.2 million. ASC 805 “Business Combinations,” permits the use of provisional amounts for the assets acquired and liabilities assumed when the information at acquisition date is incomplete. During the measurement period, which is one year from the acquisition date, amounts provisionally assigned to the acquisition may be adjusted based on new information obtained during the measurement period. Under no circumstances may the measurement period exceed one year from the acquisition date.

Note 3 – Pension and Other Postretirement Plans

The Company assumed, through the merger with Pamrapo Bancorp, Inc., a non-contributory defined benefit pension plan covering all eligible employees of Pamrapo Savings Bank. Effective January 1, 2010, the defined benefit pension plan (“Pension Plan”), was frozen by Pamrapo Savings Bank. All benefits for eligible participants accrued in the “Pension Plan” to the freeze date have been retained. Accordingly, no employees are permitted to commence participation in the Pension Plan and future salary increases and future years of service are not considered when computing an employee’s benefits under the Pension Plan. The Pension Plan is funded in conformity with the funding requirements of applicable government regulations. The Company also acquired through the merger with Pamrapo Bancorp, Inc. a supplemental executive retirement plan (“SERP”) in which certain former employees of Pamrapo Savings Bank are covered. A SERP is an unfunded non-qualified deferred retirement plan. Participants who retire at the age of 65 ( the “Normal Retirement Age”), are entitled to an annual retirement benefit equal to 75% of compensation reduced by their retirement plan annual benefits. Participants retiring before the Normal Retirement Age receive the same benefits reduced by a percentage based on years of service to the Company and the number of years prior to the Normal Retirement Age that participants retire.

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following, (In Thousands):

	Three months ended March 31
	2012	2011

Pension plan:
Interest cost	$111	$117
Expected return on plan assets	(100)	(94)
Amortization of unrecognized loss	28	—

Net periodic pension cost	$39	$23

SERP plan:
Interest cost	$5	$7

Net periodic postretirement cost	$5	$7

Note 3 – Pension and Other Postretirement Plans (Continued)

Stock-Based Compensation Plan

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options. Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either “incentive” stock options or “non-qualified” stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options. On September 29, 2011, a grant of 60,000 options was declared for certain members of the Board of Directors. The exercise price was recorded as of the close of business on September 29, 2011 and a Form 4 was filed for each Director as of that date with the Securities and Exchange Commission consistent with their filing requirements. No stock options were granted during the three months ended March 31, 2012.

A summary of stock option activity, adjusted to retroactively reflect subsequent stock dividends, follows:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2011	317,976	$5.29-29.25	$11.61

Options forfeited	—	—	—
Options exercised	(5,775)	5.29	5.29
Options granted	—	—	—

Outstanding at March 31, 2012	312,201	$5.29-29.25	$11.71

As of March 31, 2012, stock options which are granted and were exercisable totaled 257, 201 stock options.

Note 4 – Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. For the three months ended March 31, 2012 and 2011, the weighted average of outstanding options considered to be anti-dilutive were 238,197 and 180,684, respectively, and were therefore, excluded from the diluted net income per common share calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(In Thousands, Except for Share Data)

Net income	$1,588
Basic earnings per share
Income available to Common stockholders	$1,588	9,436	$0.17
Effect of dilutive securities:
Stock options:	—	13
	$1,588	9,449	$0.17

	Three Months Ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(In Thousands, Except for Share Data)

Net income	$1,921
Basic earnings per share
Income available to Common stockholders	$1,921	9,393	$0.20
Effect of dilutive securities:
Stock options:	—	20
	$1,921	9,413	$0.20

Note 5 – Securities Available for Sale

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities-Financial Institutions	$1,097	$93	$—	$1,190

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Equity Securities-Financial Institutions	$1,097	$70	$122	$1,045

There were no sales of securities available for sale for the three months ended March 31, 2012 and 2011.

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
March 31, 2012
Equity Securities-Financial Institutions	$—	$—	$—	$—	$—	$—

December 31, 2011
Equity Securities-Financial Institutions	$878	$122	$—	$—	$878	$122

Note 6 – Securities Held to Maturity

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Residential mortgage-backed securities:
Due within one year	$3	$—	$—	$3
Due after one year through five years	19	—	—	19
Due after five years through ten years	23,774	424	9	24,189
Due after ten years	185,919	6,535	140	192,314

	209,715	6,959	149	216,525

Municipal obligations:
Due after five to ten years	390	31	—	421
Due after ten years	978	59	—	1,037
	1,368	90	—	1,458
Trust originated preferred security:
Due after ten years	376	10	—	386

	1,744	100	—	1,844

	$211,459	$7,059	$149	$218,369

Note 6 – Securities Held to Maturity (Continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

U.S. Government Agencies:
Due within one year	$3,315	$38	$—	$3,353
Due after ten years	3,000	12	—	3,012

	6,315	50	—	6,365

Residential mortgage-backed securities:
Due within one year	9	—	—	9
Due after one year through five years	1,325	32	3	1,354
Due after five years through ten years	37,034	417	44	37,407
Due after ten years	160,509	6,464	73	166,900

	198,877	6,913	120	205,670

Municipal obligations:
Due after five to ten years	391	30	—	421
Due after ten years	979	59	—	1,038

	1,370	89	—	1,459

Trust originated preferred security:
Due after ten years	403	6	—	409

	$206,965	$7,058	$120	$213,903

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. As of March 31, 2012 and December 31, 2011, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

During the first quarter of 2012, management decided to sell mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the three months ended March 31, 2012, proceeds from sales of securities held to maturity totaled approximately $16,290,000 and resulted in gross gains of approximately $165,000 and gross losses of approximately $37,000.

There were no sales of securities held to maturity during the three months ended March 31, 2011.

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2012
Residential mortgage-backed securities	$38,405	$140	$2,016	$9	$40,421	$149

	$38,405	$140	$2,016	$9	$40,421	$149

December 31, 2011
Residential mortgage-backed securities	$16,949	$82	$5,942	$38	$22,891	$120

	$16,949	$82	$5,942	$38	$22,891	$120

Management does not believe that any of the unrealized losses as of March 31, 2012, (which are related to twenty-four residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of March 31, 2012 and December 31, 2011 by segment and class.

	March 31, 2012	December 31, 2011
	(In Thousands)
Real estate mortgage:
Residential	$210,960	$218,085
Commercial and multi-family	480,916	472,424
Construction	18,699	17,000

	710,575	707,509

Commercial:
Business loans	19,709	30,290
Lines of credit	42,962	44,283

	62,671	74,573

Consumer:
Passbook or certificate	762	809
Home equity lines of credit	18,481	18,923
Home equity	47,870	50,152
Automobile	82	103
Personal	298	301

	67,493	70,288

Deposit overdrafts	72	95

Total Loans	840,811	852,465

Deferred loan fees, net	(1,478)	(1,193)

Allowance for loan losses	(10,936)	(10,509)

	(12,414)	(11,702)

Net Loans	$828,397	$840,763

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The Company consistently applies the following comprehensive methodology. During the quarterly review of the allowance for loan losses, the Company considers a variety of factors that include:

•	General economic conditions.

•	Trends in charge-offs.

•	Trends and levels of delinquent loans.

•	Trends and levels of non-performing loans, including loans over 90 days delinquent.

•	Trends in volume and terms of loans.

•	Levels of allowance for specific classified loans.

•	Credit concentrations.

The methodology includes the segregation of the loan portfolio by loans that are performing and loans that are impaired. Loans which are performing are evaluated collectively by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the Bank’s market. Impaired loans are loans which are 90 days or more delinquent or troubled debt restructured. These loans are individually evaluated for impairment either by current appraisal or net present value of expected cash flows. Management reviews the overall estimate of this allowance for reasonableness and bases the loan loss provision accordingly.

The portfolio of performing loans is segmented into the following loan classes, where the risk level for each class is analyzed when determining the allowance for these loans:

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

Commercial business lending is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans and lines of credit are primarily secured by inventories and other business assets. In most cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of March 31, 2012, we had $220,000 in assets classified as loss, $7.4 million in assets classified as doubtful, $37.3 million in assets classified as substandard, and $37.4 million in assets classified as special mention. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan is in the process of being revalued.

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

The current methodology for this calculation is determined with the Company’s specific Historical Loss Percentage (“HLP”) for each loan type, using 2 years of prior Bank data (or 8 quarters). The relative weights of prior quarters are decayed logarithmically and are further adjusted based on the trend of the historical loss percentage at the time. Also, instead of applying consistent percentages to each of the credit risk grades, the current methodology applies a higher factor to classified loans based on a delinquency risk trend and concentration risk trend by using the past due and non-accrual as a percentage of the specific loan category.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the three months ended March 31, 2012 and recorded investment in loans receivable as of March 31, 2012. Net deferred loan fees of $1,478,000 at March 31, 2012, are not included in table amounts. The following table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2011	$2,679	$5,798	$304	$1,041	$677	$10	$—	$10,509

Charge-offs	$57	$11	$35	$70	$—	$—	$—	$173
Recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Provisions	$127	$53	$234	$104	$—	$18	$64	$600
Ending balance	$2,749	$5,840	$503	$1,075	$677	$28	$64	$10,936
March 31, 2012 Ending balance: individually evaluated for impairment	$669	$1,319	$—	$257	$84	$—	$—	$2,329
Ending balance: collectively evaluated for impairment	$1,810	$4,521	$348	$818	$583	$28	$64	$8,172
Ending balance: loans acquired with deteriorated credit quality	$270	$—	$155	$—	$10	$—	$—	$435
Loans receivables:
Ending balance	$210,960	$480,916	$18,699	$62,671	$66,351	$1,214	$—	$840,811
Ending balance: individually evaluated for impairment	$16,150	$42,207	$1,201	$4,504	$3,052	$10	$—	$67,124
Ending balance: collectively evaluated for impairment	$188,179	$433,950	$17,166	$57,777	$62,985	$1,204	$—	$761,261
Ending balance: loans acquired with deteriorated credit quality	$6,631	$4,759	$332	$390	$314	$—	$—	$12,426

 __________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the three months ended March 31, 2011 and recorded investment in loans receivable as of March 31, 2011. Net deferred loan fees of $527,000 at March 31, 2011, are not included in the table amounts. The following table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance- December 31, 2010	$171	$6,179	$426	$1,286	$204	$18	$133	$8,417
Charge-offs	$—	$380	$—	$—	$—	$—	$—	$380
Recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Provisions	$50	$—	$38	$248	$2	$—	$12	$350
Ending balance- March 31, 2011	$221	$5,799	$464	$1,534	$206	$18	$145	$8,387
Ending balance: individually evaluated for impairment	$15	$627	$—	$430	$2	$—	$—	$1,074
Ending balance: collectively evaluated for impairment	$206	$5,172	$464	$1,104	$204	$18	$145	$7,313
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans receivables:
Ending balance	$229,349	$400,388	$17,060	$65,236	$60,804	$1,474	$—	$774,311
Ending balance: individually evaluated for impairment	$926	$32,560	$2,910	$2,811	$404	$—	$—	$39,611
Ending balance: collectively evaluated for impairment	$213,872	$364,945	$14,150	$62,349	$60,400	$1,474	$—	$717,190
Ending balance: loans acquired with deteriorated credit quality	$14,551	$2,883	$—	$76	$—	$—	$—	$17,510

 __________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2011 and recorded investment in loans receivable at December 31, 2011. Net deferred loans fees of $1,193,000 at December 31, 2011 are not included in the table amounts. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance- December 31, 2010	$171	$6,179	$426	$1,286	$204	$18	$133	$8,417

Charge-offs	$122	$1,173	$687	$24	$—	$27	$—	$2,033
Recoveries	$—	$25	$—	$—	$—	$—	$—	$25
Provisions	$2,630	$767	$565	$(221)	$473	$19	$(133)	$4,100
Ending balance- December 31, 2011	$2,679	$5,798	$304	$1,041	$677	$10	$—	$10,509
Ending balance: individually evaluated for impairment	$550	$2,674	$—	$95	$72	$—	$—	$3,391
Ending balance: collectively evaluated for impairment	$1,548	$2,654	$189	$792	$572	$10	$—	$5,765
Ending balance: loans acquired with deteriorated credit quality	$581	$470	$115	$154	$33	$—	$—	$1,353

Loans receivables:
Ending balance	$218,085	$472,424	$17,000	$74,573	$69,075	$1,308	$—	$852,465
Ending balance: individually evaluated for impairment	$14,006	$39,461	$1,513	$4,307	$1,850	$—	$—	$61,137
Ending balance: collectively evaluated for impairment	$194,862	$429,355	$13,236	$70,012	$66,613	$1,308	$—	$775,386
Ending balance: loans acquired with deteriorated credit quality	$9,217	$3,608	$2,251	$254	$612	$—	$—	$15,942

  __________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The tables below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, as of March 31, 2012 and December 31, 2011. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2012 and December 31, 2011, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

As of March 31, 2012 (In Thousands)
Non-accruing loans:
Residential	$13,494
Construction	2,339
Commercial business(1)	3,442
Commercial and multi-family	30,187
Home equity(2)	2,324
Consumer	10

Total	$51,796

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Non-accruing loans:	As of December 31, 2011 (In Thousands)

Residential	$15,511
Construction	4,040
Commercial business(1)	4,265
Commercial and multi-family	22,280
Home equity(2)	1,729
Consumer	—

Total	$47,825

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2012 and average recorded investment and actual interest income recognized for the three months ended March 31, 2012 (In thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$6,394	$6,394	$—	$6,268	$23
Commercial and Multi-family	27,150	27,150	—	25,284	163
Construction	1,201	1,201	—	1,357	—
Commercial Business(1)	2,731	2,731	—	2,549	12
Home Equity(2)	2,477	2,477	—	1,889	15
Consumer	10	10	—	5	—

With an allowance recorded:
Residential Mortgages	$10,918	$10,918	$939	$9,391	$155
Commercial and Multi-family	15,057	15,057	1,319	15,551	167
Construction	307	307	155	154	—
Commercial Business(1)	1,778	1,778	257	1,860	3
Home Equity(2)	575	575	94	288	5
Consumer	—	—	—	—	—

Total:
Residential Mortgages	$17,312	$17,312	$939	$15,659	$178
Commercial and Multi-family	42,207	42,207	1,319	40,835	330
Construction	1,508	1,508	155	1,511	—
Commercial Business(1)	4,509	4,509	257	4,409	15
Home Equity(2)	3,052	3,052	94	2,177	13
Consumer	10	10	—	5	—

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011and average recorded investment and interest income recognized for the three months ended March 31, 2011 (In thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential Mortgages	$517	$517	$—	$303	$—
Commercial and Multi-family	21,420	21,420	—	15,565	126
Construction	2,910	2,910	—	2,910	—
Commercial Business(1)	1,002	1,002	—	992	10
Home Equity(2)	291	291	—	240	2
Consumer	—	—	—	—	—
With an allowance recorded:
Residential Mortgages	$409	$409	$15	$205	$4
Commercial and Multi-family	11,140	11,140	627	14,427	140
Construction	—	—	—	—	—
Commercial Business(1)	1,809	1,809	430	1,819	—
Home Equity(2)	113	113	2	148	2
Consumer	—	—	—	—	—

Total:
Residential Mortgages	$926	$926	$15	$508	$4
Commercial and Multi-family	32,560	32,560	627	29,992	266
Construction	2,910	2,910	—	2,910	—
Commercial Business(1)	2,811	2,811	430	2,811	10
Home Equity(2)	404	404	2	388	4
Consumer	—	—	—	—	—

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2011 (In thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential Mortgages	$6,142	$6,142	$—
Commercial and Multi-family	23,417	23,417	—
Construction	1,513	1,513	—
Commercial Business(1)	2,366	2,366	—
Home Equity(2)	1,301	1,301	—
Consumer	—	—	—

With an allowance recorded:
Residential Mortgages	$7,864	$7,864	$550
Commercial and Multi-family	16,044	16,044	2,674
Construction	—	—	—
Commercial Business(1)	1,941	1,941	95
Home Equity(2)	549	549	72
Consumer	—	—	—

Total:
Residential Mortgages	$14,006	$14,006	$550
Commercial and Multi-family	39,461	39,461	2,674
Construction	1,513	1,513	—
Commercial Business(1)	4,307	4,307	95
Home Equity(2)	1,850	1,850	72
Consumer	—	—	—

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for the three months ended March 31, 2012, (In thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings

Residential	9	$3,557	$3,557

Commercial and multi-family	9	$5,369	$5,369

Construction	—	$—	$—

Commercial business	—	$—	$—

Home equity	2	$200	$200

Consumer	—	$—	$—

The loans included above are considered TDR’s as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate, accepting interest only for a period of time or a change in amortization period. As of March 31, 2012, new TDR’s totaled $9.1 million. All TDR’s were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses.

The following table summarizes information in regards to troubled debt restructurings entered into during the last twelve months for which there was a payment default during the three months ended March 31, 2012, (In thousands):

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Residential	2	$216
Commercial and multi-family	2	$1,140
Construction	—	$—
Commercial business	1	$844
Home equity	2	$295
Consumer	—	$—

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of March 31, 2012:

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In Thousands)

Residential	$3,226	$385	$9,741	$13,352	$197,608	$210,960	—
Commercial and multi-family	5,417	4,822	25,372	35,611	445,305	480,916	—
Construction	2,634	—	1,251	3,885	14,814	18,699	—
Commercial business(1)	296	2,232	2,576	5,104	57,567	62,671	—
Home equity(2)	982	308	2,324	3,614	62,737	66,351	—
Consumer	6	—	10	16	1,198	1,214	—
Total	$12,561	$7,747	$41,274	$61,582	$779,229	$840,811	—

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2011:

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In Thousands)

Residential	$3,272	$1,381	$10,473	$15,126	$202,959	$218,085	—
Commercial and multi-family	11,112	1,839	19,866	32,817	439,607	472,424	—
Construction	130	—	3,660	3,790	13,210	17,000	—
Commercial business(1)	536	499	1,286	2,321	72,252	74,573	—
Home equity(2)	1,738	242	1,099	3,079	65,996	69,075	—
Consumer	10	—	—	10	1,298	1,308	—
Total	$16,798	$3,961	$36,384	$57,143	$795,322	$852,465	—

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of March 31, 2012 (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential	$191,130	$8,328	$9,622	$1,853	$27	$210,960
Commercial and multi-family	432,361	23,683	22,677	2,195	—	480,916
Construction	16,423	—	1,642	634	—	18,699
Commercial business(1)	54,849	4,158	867	2,673	124	62,671
Home equity(2)	62,513	1,273	2,496	—	69	66,351
Consumer	1,204	—	10	—	—	1,214
Total	$758,480	$37,442	$37,314	$7,355	$220	$840,811

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2011 (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential	$203,317	$5,316	$7,632	$1,437	$383	$218,085
Commercial and multi-family	426,983	19,620	23,618	2,203	—	472,424
Construction	13,697	—	2,619	684	—	17,000
Commercial business(1)	67,593	2,827	1,245	2,784	124	74,573
Home equity(2)	67,126	468	1,412	—	69	69,075
Consumer	1,308	—	—	—	—	1,308
Total	$780,024	$28,231	$36,526	$7,108	$576	$852,465

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition.

	March 31,	December 31,
	2012	2011
	(In Thousands)
Unpaid principal balance	$379,922	$410,057
Recorded investment	375,421	405,951

The following table presents changes in the accretable discount on loans acquired for the three months ended March 31, 2012 and 2011, (In Thousands):

	March 31,	March 31,
	2012	2011
	(In Thousands)
Beginning Balance	$180,722	$205,491
Accretion	(13,593)	(12,126)

Ending Balance	$167,129	$193,365

No interest income is being recognized on loans acquired where the fair value of the loan was based on the cash flows expected to be received from the foreclosure and sale of the underlying collateral. The carrying value of these loans as of March 31, 2012 and December 31, 2011, was $12.5 million and $13.3 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (In Thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of March 31, 2012:

Securities available for sale — Equity Securities	$1,190	$1,190	$—	$—

As of December 31, 2011:

Securities available for sale — Equity Securities	$1,045	$1,045	$—	$—

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2012.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2012.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (In Thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of March 31, 2012:

Impaired loans	$26,801	$—	$—	$26,801

As of December 31, 2011:

Impaired Loans	$23,007	$—	$—	$23,007
Real estate owned	$300	$—	$—	$300

Note 8 – Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2012:
Impaired Loans	$ 26,801	Appraisal of collateral (1)	Appraisal adjustments (2)	10%
			Liquidation expenses (3)	10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of` March 31, 2012 and December 31, 2011.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of March 31, 2012 and December 31, 2011.

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

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $29,565,000 and $26,398,000, net of a valuation allowance of $2,764,000 and $3,391,000 as of March 31, 2012 and December 31, 2011, respectively.

Note 8 – Fair Values of Financial Instruments (Continued)

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

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2012 and December 31, 2011:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Financial assets:
Cash and cash equivalents	$115,575	$115,575	$115,575	—	—
Securities available for sale	1,190	1,190	1,190	—	—
Securities held to maturity	211,459	218,369	—	218,369	—
Loans held for sale	4,415	4,538	—	4,538	—
Loans receivable	828,397	876,376	—	—	876,376
FHLB of New York stock	6,867	6,867	6,867	—	—
Interest receivable	4,739	4,739	4,739	—	—

Financial liabilities:			—
Deposits	981,520	987,385	531,146	456,239	—
Long-term debt	114,124	131,112	—	131,112	—
Interest payable	826	826	826	—	—

	December 31,
	2011
	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$117,087	$117,087
Securities available for sale	1,045	1,045
Securities held to maturity	206,965	213,903
Loans held for sale	5,856	6,020
Loans receivable	840,763	890,215
FHLB of New York stock	7,498	7,498
Interest receivable	4,997	4,997

Financial liabilities:
Deposits	977,623	982,500
Long-term debt	129,531	141,108
Interest payable	813	813

Note 9 – New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This standard indefinitely defers certain provisions of ASU 2011-05 (described below). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income. The ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require it be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components of total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would be immediately followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this ASU will be applied retrospectively. For public companies, they are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-05 did not have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments in this update clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective during interim and annual periods beginning on or after December 15, 2011 and is to be applied prospectively and early adoption is not permitted. Adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial statements.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Completion of Acquisition

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

Financial Condition

Total assets decreased by $12.4 million or 1.0% to $1.205 billion at March 31, 2012 from $1.217 billion at December 31, 2011. The decrease in total assets occurred primarily as a result of decreases in loans receivable of $12.4 million and cash and cash equivalents of $1.5 million, partially offset by an increase in securities held to maturity of $4.5 million. Management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the first quarter, the composition of the Bank’s statement of financial condition remained similar to the composition of the statement of financial condition at year end December 31, 2011, with the exception of a decrease of $15.4 million or 11.9% in the balance of long-term debt to $114.1 million at March 31, 2012, from $129.5 million at December 31, 2011, as the Bank prepaid advances from the Federal Home Loan Bank of New York that were acquired at the completion of the Allegiance Community Bank acquisition. It is our intention to grow the statement of financial condition at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $1.5 million or 1.3% to $115.6 million at March 31, 2012 from $117.1 million at December 31, 2011. Investment securities classified as held-to-maturity increased by $4.5 million or 2.2% to $211.5 million at March 31, 2012 from $207.0 million at December 31, 2011. This increase in investment securities resulted primarily from purchases of $40.7 million for the three months ended March 31, 2012 partially offset by allowable sales of $16.3 million of mortgage-backed securities from the held-to-maturity portfolio, $13.1 million of repayments and prepayments in the mortgage-backed securities portfolio, $3.3 million in maturities of certain Government Sponsored Enterprise bonds and $3.0 million of call options exercised on certain callable agency securities for the three months ended March 31, 2012.

Loans receivable decreased by $12.4 million or 1.5% to $828.4 million at March 31, 2012 from $840.8 million at December 31, 2011. The decrease resulted primarily from the subsequent sale of commercial loans acquired from Allegiance Community Bank totaling approximately $10.8 million. The sale of the aforementioned resulted in a gain on sale of loans of approximately $286,000. The decrease was also attributable to a $2.8 million decrease in consumer loans, net of amortization and a $430,000 increase in the allowance for loan losses, partially offset by a $3.1 million increase in real estate mortgages comprising residential, commercial, construction and participation loans with other financial institutions. The balance in the loan pipeline as of March 31, 2012 stood at $83.9 million. As of March 31, 2012, the allowance for loan losses was $10.9 million or 21.1% of non-performing loans. As a result of the loans acquired in the recent business combination transactions being recorded at their fair value, the balance in the allowance for loan losses that were on the balance sheet of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank were not carried over in the allowance balance previously discussed.

Deposit liabilities increased by $3.9 million or 0.4% to $981.5 million at March 31, 2012 from $977.6 million at December 31, 2011. The increase resulted primarily from a $2.0 million increase in non-interest bearing deposits and a $1.9 million increase in interest bearing deposits. During the three months ended March 31, 2012, the Federal Open Market Committee (FOMC) has continued its low short term interest rate policy. This has resulted in a continuing low short term market rates that have further resulted in low time deposit account yields which in turn has had the effect of decreasing interest expense.

The balance of borrowed money decreased by $15.4 million or 11.9% to $114.1 million at March 31, 2012 from $129.5 million at December 31, 2011. The decrease in borrowed money resulted primarily from the pre-payment of $15.4 million in Federal Home Loan Bank Advances that we acquired in the Allegiance Community Bank acquisition. As a result, a pre-payment penalty of $49,000 was recognized in interest expense. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity decreased by $1.29 million or 1.3% to $98.76 million at March 31, 2012 from $100.05 million at December 31, 2011. The decrease in stockholders’ equity is primarily attributable to the repurchase of 180,271 shares of the Company’s common stock at a cost of $1.9 million, consistent with the 10b5-1 stock repurchase plan in place during the quarter ended March 31, 2012, as well as the payment of a quarterly cash dividend totaling $1.1 million, partially offset by net income for the three months ended March 31, 2012 of $1.6 million, an increase of $30,000 resulting from the exercise of stock options totaling 5,775 shares, and an $87,000 increase in the fair value of our available-for-sale securities portfolio, net of tax. As of March 31, 2012, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.48%, 14.81% and 15.98% respectively.

Results of Operations

Net income decreased by $333,000 or 17.3% to $1.59 million for the three months ended March 31, 2012 from $1.92 million for the three months ended March 31, 2011. The decrease in net income was due to increases in non-interest expense and the provision for loan losses, partially offset by increases in net interest income and non-interest income and a decrease in the income tax provision. Net interest income after provision for loan losses increased by $375,000 or 4.0% to $9.70 million for the three months ended March 31, 2012 from $9.32 million for the three months ended March 31, 2011. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $109.0 million or 10.1% to $1.193 billion for the three months ended March 31, 2012 from $1.084 billion for the three months ended March 31, 2011, partially offset by a decrease in the average yield on interest earning assets of twenty-eight basis points to 4.54% for the three months ended March 31, 2012 from 4.82% for the three months ended March 31, 2011. The average balance of interest bearing liabilities increased by $108.1 million or 11.6% to $1.039 billion for the three months ended March 31, 2012 from $930.9 million for the three months ended March 31, 2011, and the average cost of interest bearing liabilities decreased by twenty basis points to 1.25% for the three months ended March 31, 2012 from 1.45% for the three months ended March 31, 2011. The decrease of twenty-eight basis points in the average yield of interest earning assets more than offset the decrease of twenty basis points on the average cost of interest bearing liabilities. As a consequence and in contrast to the increase in net interest income, our net interest margin decreased to 3.45% for the three months ended March 31, 2012 from 3.57% for the three months ended March 31, 2011. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities reflects the completion of the Allegiance Community Bank acquisition.

Interest income on loans receivable increased by $712,000 or 6.3% to $11.97 million for the three months ended March 31, 2012 from $11.26 million for the three months ended March 31, 2011. The increase was primarily attributable to an increase in the average balance of loans receivable of $68.8 million or 8.7% to $863.6 million for the three months ended March 31, 2012 from $794.8 million for the three months ended March 31, 2011, partially offset by a decrease in the average yield on loans receivable to 5.55% for the three months ended March 31, 2012 from 5.67% for the three months ended March 31, 2011. The increase in the average balance of loans is primarily attributable to the acquisition of Allegiance Community Bank. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

Interest income on securities decreased by $219,000 or 12.4% to $1.55 million for the three months ended March 31, 2012 from $1.77 million for the three months ended March 31, 2011. This decrease was primarily due to a decrease in the average yield of securities held-to-maturity to 2.84% for the three months ended March 31, 2012 from 3.50% for the three months ended March 31, 2011.The decrease in the average yield reflects low long term interest rate environment during the three months ended March 31, 2012, partially offset by an increase in the average balance of securities held-to-maturity of $15.9 million or 7.9% to $217.5 million for the three months ended March 31, 2012 from $201.6 million for the three months ended March 31, 2011. The increase in the average balance reflects the completion of the acquisition of Allegiance Community Bank.

Interest income on other interest-earning assets increased by $2,000 or 7.1% to $30,000 for the three months ended March 31, 2012 from $28,000 for the three months ended March 31, 2011. This increase was primarily due to an increase of $24.5 million or 27.9% in the average balance of other interest-earning assets to $112.4 million for the three months ended March 31, 2012 from $87.9 million for the three months ended March 31, 2011. The average yield on other interest-earning assets decreased slightly to 0.11% for the three months ended March 31, 2012 from 0.13% for the three month ended March 31, 2011. The static nature of the average yield on other interest earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last two years. The increase in the average balance of other interest earning assets is primarily attributable to the completion of the acquisition of Allegiance Community Bank.

Total interest expense decreased by $130,000 or 3.8% to $3.25 million for the three months ended March 31, 2012 from $3.38 million for the three months ended March 31, 2011. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities of twenty basis points to 1.25% for the three months ended March 31, 2012 from 1.45% for the three months ended March 31, 2011, partially offset by an increase in the balance of average interest bearing liabilities of $108.1 million or 11.6% to $1.039 billion for the three months ended March 31, 2012 from $930.9 million for the three months ended March 31, 2011. The increase in the balance of average interest bearing liabilities is primarily attributable to the completion of the acquisition of Allegiance Community Bank. The decrease in the average cost reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $600,000 and $350,000 for the three month periods ended March 31, 2012 and 2011, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) our level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2012, the Bank experienced $173,000 in net charge-offs, (consisting of $173,000 in charge-offs and no recoveries). During the three months ended March 31, 2011, the Bank experienced $380,000 in net charge-offs, (consisting of $380,000 in charge-offs and no recoveries). The Bank had non-performing loans totaling $51.8 million or 6.16% of gross loans at March 31, 2012, $47.8 million or 5.61% of gross loans at December 31, 2011 and $43.1 million or 5.57% of gross loans at March 31, 2011. The increase in non-performing loans resulted primarily from troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan. The allowance for loan losses was $10.9 million or 1.30% of gross loans at March 31, 2012, $10.5 million or 1.23% of gross loans at December 31, 2011 and $8.4 million or 1.08% of gross loans at March 31, 2011. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate as of March 31, 2012, December 31, 2011 and March 31, 2011.

Total non-interest income increased by $749,000 or 140.5% to $1.3 million for the three months ended March 31, 2012 from $533,000 for the three months ended March 31, 2011. The increase in non-interest income resulted primarily from an increase of $159,000 or 44.8% increase in fees and service charges and other non-interest income to $514,000 for the three months ended March 31, 2012 from $355,000 for the three months ended March 31, 2011, an increase in gain on sale of securities of $128,000 for the three months ended March 31, 2012 from no corresponding entry for the three months ended March 31, 2011 and an increase of $462,000 or 259.6% in gain on sale of loans to $640,000 for the three months ended March 31, 2012 from $178,000 for the three months ended March 31, 2011. The increase in gain on sale of loans occurred primarily as a result of the active local market for refinancing one-to four-family residential mortgages, aided in large part by the low interest rate environment. In addition, the Bank sold approximately $10.7 million of commercial business loans acquired in the Allegiance Community Bank acquisition which resulted in a gain of approximately $286,000.

Total non-interest expense increased by $1.67 million or 24.9% to $8.38 million for the three months ended March 31, 2012 from $6.71 million for the three months ended March 31, 2011. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Allegiance Community Bank. Salaries and employee benefits expense increased by $926,000 or 30.8% to $3.93 million for the three months ended March 31, 2012 from $3.01 million for the three months ended March 31, 2011. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 222 at March 31, 2012, from 182 at March 31, 2011. Occupancy expense increased by $67,000 or 8.6% to $846,000 for the three months ended March 31, 2012 from $779,000 for the three months ended March 31, 2011. Equipment expense increased by $425,000 or 41.5% to $1.45 million for the three months ended March 31, 2012 from $1.02 million for the three months ended March 31, 2011. The primary component of this expense item is data service provider expense which increases with the growth in the Bank’s assets. In addition, system conversion costs due to the acquisition of Allegiance Community Bank totaled approximately $250,000. Professional fees increased by $228,000 or 112.3% to $431,000 for the three months ended March 31, 2012 from $203,000 for the three months ended March 31, 2011. Directors’ fees increased by $91,000 or 76.5% to $210,000 for the three months ended March 31, 2012 from $119,000 for the three months ended March 31, 2011. Regulatory assessments decreased by $128,000 or 29.2% to $310,000 for the three months ended March 31, 2012 from $438,000 for the three months ended March 31, 2011 primarily due to the new assessment base methodology pursuant to Dodd- Frank which lowered the Bank’s insurance premium. Advertising expense increased by $45,000 or 62.5% to $117,000 for the three months ended March 31, 2012 from $72,000 for the three months ended March 31, 2011. Loss on sale of real estate owned increased by $57,000 or 71.3% to a loss of $137,000 on the sale of certain REO properties for the three months ended March 31, 2012 from a loss of $80,000 on the sale of certain REO properties for the three months ended March 31, 2011. Other non-interest expense decreased by $38,000 or 3.8% to $950,000 for the three months ended March 31, 2012 from $988,000 for the three months ended March 31, 2011. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

The income tax provision decreased by $216,000 or 17.6% to $1.01 million for the three months ended March 31, 2012 from $1.23 million for the three months ended March 31, 2011, reflecting decreased taxable income during the three month time period ended March 31, 2012. The consolidated effective tax rate for the three months ended March 31, 2012 was 38.9% compared to 38.9% for the three months ended March 31, 2011.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2011. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2012. The following sets forth the Company’s NPV as of that date.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$103,319	$(35,749)	-25.71%	8.87%	-219 bps
+200bp	121,772	(17,296)	-12.44	10.16	-90 bps
+100bp	134,273	(4,795)	-3.45	10.92	-14 bps
PAR	139,068	—	—	11.06	—
-100bp	144,667	5,599	4.03	11.33	27 bps

bp – basis points

The table above indicates that as of March 31, 2012, in the event of a 100 basis point increase in interest rates, we would experience a 3.45% decrease in NPV.

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

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, we were required to furnish a report by our management on our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, which assessment was conducted during the fourth quarter of 2011 and the first quarter of 2012 in connection with the preparation of 2011 consolidated financial statements and our Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting resulting from (i) a failure to document that monitoring controls were in place with respect to outside service organizations, and that (ii) we failed to test the operating effectiveness of such controls as of December 31, 2011. The Company did test the operating effectiveness of its monitoring controls subsequent to December 31, 2011 and found them to be effective. The material weakness in our internal control over financial reporting, was described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2011.

Subsequent to December31, 2011 and through the first quarter of 2012, the Company received reports of operational controls from certain outside service organizations (SOC 1’s). Upon receipt, the Company, in conjunction with our Internal Auditors, read, reviewed, tested and confirmed, through a documented and comprehensive testing program, the operating effectiveness of our internal monitoring controls with respect to the use of those outside service organizations. As a result of this testing process, the operating effectiveness of our internal monitoring controls with respect to activities and processes with those outside service organizations was found to be fully effective. We have revised our internal control procedures and processes applicable to financial reporting, with respect to SOC 1’s issued by outside service organizations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of March 31, 2012 we were not involved in any material legal proceedings, the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

On or about December 2, 2009, BCB Bancorp, Inc. and BCB Community Bank became aware of a complaint filed in the Superior Court of New Jersey, Hudson County against Pamrapo Bancorp and Pamrapo Savings Bank and its Directors. The suit, Campbell vs. Pamrapo Bancorp, Inc. was brought by William Campbell, who was the largest shareholder of Pamrapo Bancorp and was Pamrapo Bank’s former president and chief executive officer until February 13, 2009. Campbell’s complaint alleges, among other things, that the Directors of Pamrapo Bancorp breached their fiduciary duties to shareholders in connection with the entry into the agreement and plan of merger with BCB, pursuant to which Pamrapo Bancorp and Pamrapo Savings Bank merged into BCB Bancorp and BCB Community Bank, with BCB as the surviving entity. Campbell unsuccessfully attempted to permanently enjoin the merger, and now seeks unspecified damages and his attorneys’ fees and costs associated with investigations by the Department of Justice and Office of Thrift Supervision into Campbell’s actions while he was the President and Chief Executive Officer of Pamrapo Bank. BCB Bancorp and BCB Community Bank are involved in the lawsuit by virtue of being the surviving entities following the merger. BCB Bancorp, BCB Community Bank and their Directors believe that the allegations in the complaint are without merit and intend to vigorously defend the claims and causes of action asserted in Campbell’s complaint.

ITEM 1.A. RISK FACTORS

Other than as set forth below, there have been no changes to the risk factors set forth under Item 1.A Risk Factors as set fourth in the Company’s Form 10-K for the year ended December 31, 2011.

The asset quality of our loan portfolio may deteriorate if the economy falters, resulting in a portion of our loans failing to perform in accordance with their terms. Under such circumstances our profitability will be adversely affected.

At March 31, 2012, the Company had $82.3 million in classified assets of which $220,000 were classified as loss, $7.4 million were classified as doubtful, $37.3 million were classified as substandard and $37.4 million were classified as special mention. In addition, at that date we had $51.8 million in non-accruing loans. While we have adhered to stringent underwriting standards in the origination of loans, a large percentage of our loan portfolio was obtained in connection with our acquisition of Pamrapo Bancorp, Inc. and Allegiance Community Bank. In addition, there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On December 14, 2011, the Company announced a fifth stock repurchase plan to repurchase 5% or 462,225 shares of the Company’s common stock. The Company’s stock purchases for the three months ended March 31, 2012 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

January 1- January 31, 2012	44,977	$10.24	44,977	299,546
February 1- February 29, 2012	75,490	$10.38	120,467	224,056
March 1- March 31, 2012	59,804	$10.25	180,271	164,252

Total	180,271	$10.30	180,271	164,252

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

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

BCB BANCORP, INC.
Date: May 10, 2012	By:	/s/ Donald Mindiak
Donald Mindiak
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Chief Financial Officer

