Form 10-Q
period 2012-06-30
BCB BANCORP INC
filed 2012-08-09
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2012, BCB Bancorp, Inc., had 8,725,218 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data, Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Cash and amounts due from depository institutions	$7,939	$8,692
Interest-earning deposits	95,228	108,395

Total Cash and Cash equivalents	103,167	117,087

Securities available for sale	1,230	1,045
Securities held to maturity, fair value $207,822 and $213,903; respectively	200,053	206,965
Loans held for sale	2,996	5,856
Loans receivable, net of allowance for loan losses of $11,413 and $10,509; respectively	825,761	840,763
Premises and equipment	13,842	13,576
Federal Home Loan Bank of New York stock	6,933	7,498
Interest receivable	4,240	4,997
Other real estate owned	6,068	6,570
Deferred income taxes	10,081	9,940
Other assets	4,629	2,611

Total Assets	$1,179,000	$1,216,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest bearing deposits	$81,381	$78,589
Interest bearing deposits	883,449	899,034

Total deposits	964,830	977,623

Long-term debt	114,124	129,531
Other Liabilities	11,205	9,706

Total Liabilities	1,090,159	1,116,860

STOCKHOLDERS’ EQUITY
Preferred stock: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.064; stated value; 20,000,000 shares authorized, 10,831,340 and 10,817,901 shares respectively, issued; 8,817,653 shares and 9,520,056 shares, respectively, outstanding	693	692
Additional paid-in capital	91,773	91,715
Treasury stock, at cost, 2,013,687 and 1,297,845 shares, respectively	(23,720)	(16,327)
Retained earnings	21,237	25,255
Accumulated other comprehensive loss, net of taxes	(1,142)	(1,287)

Total Stockholders’ equity	88,841	100,048

Total Liabilities and Stockholders’ equity	$1,179,000	$1,216,908

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans	$11,756	$11,090	$23,729	$22,351
Investments, taxable	1,519	2,129	3,052	3,882
Investment, non-taxable	12	13	25	25
Other interest-earning assets	34	18	65	46

Total interest income	13,321	13,250	26,871	26,304

Interest expense:
Deposits:
Demand	160	222	354	447
Savings and club	135	275	302	544
Certificates of deposit	1,542	1,638	3,111	3,305
	1,837	2,135	3,767	4,296
Borrowed money	1,236	1,233	2,559	2,454

Total interest expense	3,073	3,368	6,326	6,750

Net interest income	10,248	9,882	20,545	19,554
Provision for loan losses	1,200	450	1,800	800

Net interest income after provision for loan losses	9,048	9,432	18,745	18,754

Non-interest income (loss):
Fees and service charges	608	243	1,098	462
Gain on sales of loans originated for sale	316	226	669	404
Gain on sale of SBA loans acquired	—	—	286	—
Loss on bulk sale of impaired loans held in portfolio	(7,342)	—	(7,342)	—
Gain (loss) on sale of real estate owned	38	(80)	(99)	(136)
Gain on sale of securities	66	18	193	18
Other	41	22	66	158

Total non-interest (loss) income	(6,273)	429	(5,129)	906

Non-interest expense:
Salaries and employee benefits	3,891	2,900	7,823	5,907
Occupancy expense of premises	887	723	1,732	1,502
Equipment	1,151	1,068	2,599	2,091
Professional fees	595	258	1,026	461
Directors’ fees	182	180	392	299
Regulatory assessments	295	355	606	793
Advertising	129	106	246	178
Merger related expenses	—	256	—	256
Other	907	711	1,858	1,723

Total non-interest expense	8,037	6,557	16,282	13,210

Income (loss) before income tax (benefit) provision	(5,262)	3,304	(2,666)	6,450
Income tax (benefit) provision	(1,900)	1,352	(892)	2,577

Net Income (loss)	$(3,362)	$1,952	$(1,774)	$3,873

Net Income (loss) per common share:
Basic	$(0.37)	$0.21	$(0.19)	$0.41
Diluted	$(0.37)	$0.21	$(0.19)	$0.41

Weighted average number of common shares outstanding:
Basic	9,142	9,356	9,289	9,375
Diluted	9,142	9,374	9,289	9,394

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Consolidated Comprehensive Income (Loss)

(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income (loss)	$(3,362)	$1,952	$(1,774)	$3,873

Other comprehensive income, net of tax:

Unrealized gains on available-for-sale securities:

Unrealized holding gains arising during the period (a)	24	34	111	130
Less: reclassification adjustment for gains included in net income (b)	—	—	—	—
Benefit plans (c)	34	—	34	—

Other comprehensive income	58	34	145	130

Comprehensive income (loss)	$(3,304)	$1,986	$(1,629)	$4,003

(a)	Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains of $40,000, $57,000, $185,000, and $216,000, respectively, less deferred taxes of $16,000, $23,000, $74,000, and $86,000, respectively.

(b)	No sales of available-for-sale securities occurred during the three and six months ended June 30, 2012 and 2011.

(c)	Represents the net change of unrecognized loss included in net periodic pension cost. Represents gross change of $56,000 less deferred taxes of $22,000 for the three and six months ending June 30, 2012. See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Beginning Balance at January 1, 2012	$692	$91,715	$(16,327)	$25,255	$(1,287)	$100,048

Exercise of Stock Options (13,439 shares)	1	54	—	—	—	55

Stock compensation expense,	—	4	—	—	—	4

Treasury Stock Purchases (715,842 shares)	—	—	(7,393)	—	—	(7,393)

Cash dividends ($0.24 per share) declared	—	—	—	(2,244)	—	(2,244)

Net loss	—	—	—	(1,774)	—	(1,774)
Other comprehensive income	—	—	—	—	145	145

Ending Balance at June 30, 2012	$693	$91,773	$(23,720)	$21,237	$(1,142)	$88,841

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Income (loss)	$(1,774)	$3,873
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	560	505
Amortization and accretion, net	856	767
Provision for loan losses	1,800	800
Deferred income tax benefit	(238)	(226)
Loans originated for sale	(26,533)	(10,143)
Proceeds from sale of loans	27,916	12,447
Gain on sales of loans originated for sale	(669)	(404)
Loss on sale of real estate owned	99	136
Gain on sales of securities held to maturity	(193)	(18)
Gain on sales of SBA loans acquired	(286)	—
Loss on bulk sale of impaired loans held in portfolio	7,342	—
Stock compensation expense	4	—
Decrease (increase) in interest receivable	757	(184)
(Increase) decrease in other assets	(2,018)	2,929
Increase (decrease) in accrued interest payable	1	(34)
Increase in other liabilities	1,555	1,628

Net cash provided by operating activities	9,179	12,076

Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	33.693	34,831
Purchases of securities held to maturity	(47,924)	(90,552)
Proceeds from sales of securities held to maturity	20,018	2,438
Proceeds from sale of SBA loans acquired	10,836	—
Proceeds from sales of participation interests in loans	—	2.437
Proceeds from sales of real estate owned	2,835	656
Proceeds from bulk sale of impaired loans held in portfolio	10,235	—
Purchases of loans	(2,267)	(847)
Net (Increase) decrease in loans receivable	(12,423)	6,004
Improvements to other real estate owned	(59)	(5)
Additions to premises and equipment	(826)	(1,930)
Redemption of Federal Home Loan Bank of New York stock	565	45

Net cash provided by (used in) investing activities	14,683	(46,923)

Cash flows from financing activities:
Net decrease in deposits	(12,793)	(8,675)
Repayment of long-term debt	(15,407)	—
Purchases of treasury stock	(7,393)	(1,418)
Cash dividends paid	(2,244)	(2,254)
Exercise of stock options	55	207

Net cash (used in) financing activities	(37,782)	(12,140)

Net decrease in cash and cash equivalents	(13,920)	(46,987)
Cash and cash equivalents-beginning	117,087	121,127

Cash and cash equivalents-ending	$103,167	$74,140

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,929	$54
Interest	$6,325	$6,784

Non-cash items:
Transfer of loans to other real estate owned	$2,373	$2,316
Loans to facilitate sale of other real estate owned	$616	$942
Reclassification of loans originated for sale to held to maturity	$2,146	$1,524

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2012 include one-time charges reflecting the sale of approximately $17.3 million in non-performing loans during the three months ended June 30, 2012. The sale resulted in a pre-tax loss of approximately $7.3 million. Management continues to evaluate its non-performing loans and, based upon market conditions and the ability to obtain satisfactory pricing, may consider sales of a portion of its non-performing loan portfolio in the future. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between June 30, 2012, and the date these consolidated financial statements were issued.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following, (In Thousands):

	Three months ended June 30		Six Months ended June 30
	2012	2011	2012	2011

Pension plan:
Interest cost	$111	$117	$222	$234
Expected return on plan assets	(100)	(94)	(200)	(188)
Amortization of unrecognized loss	28	—	56	—

Net periodic pension cost	$39	$23	$78	$46

SERP plan:
Interest cost	$5	$7	$10	$14

Net periodic postretirement cost	$5	$7	$10	$14

Index

Note 3 – Pension and Other Postretirement Plans (Continued)

Stock-Based Compensation Plan

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options. Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On September 29, 2011, a grant of 60,000 options was declared for certain members of the Board of Directors. The exercise price was recorded as of the close of business on September 29, 2011 and a Form 4 was filed for each Director as of that date with the Securities and Exchange Commission consistent with their filing requirements. No stock options were granted during the three months and six months ended June 30, 2012.

A summary of stock option activity, adjusted to retroactively reflect subsequent stock dividends, follows:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2011	317,976	$5.29-29.25	$11.61

Options forfeited	(6,000)	18.41-29.25	23.83
Options exercised	(18,258)	5.29-9.34	5.89
Options granted	—	—	—

Outstanding at June 30, 2012	293,718	$5.29-29.25	$11.69

As of June 30, 2012, stock options which are granted and were exercisable totaled 238,718 stock options.

Index

Note 4 – Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. The diluted net income (loss) per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and six months ended 2011, the weighted average of outstanding options considered to be anti-dilutive were 180,684 and were therefore excluded from the diluted net income per common share calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2012			2011
	Income (Loss)	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income (loss)	$(3,362)			$1,952

Basic earnings per share.
Income (loss) available to
Common stockholders	$(3,362)	9,142	$(0.37)	$1,952	9,356	$0.21
Effect of dilutive securities:
Stock options:	—	—		—	18

Income (loss) available to
Common stockholders	$(3,362)	9,142	$(0.37)	$1,952	9,374	$0.21

	For the Six Months Ended June 30,
	2012			2011
	Income (Loss)	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)
Net income (loss)	$(1,774)			$3,873

Basic earnings per share.
Income (loss) available to
Common stockholders	$(1,774)	9,289	$(0.19)	$3,873	9,375	$0.41
Effect of dilutive securities:
Stock options:	—	—		—	19

Income (loss) available to
Common stockholders	$(1,774)	9,289	$(0.19)	$3,873	9,394	$0.41

Index

Note 5 – Securities Available for Sale

	June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Equity Securities-Financial Institutions	$1,097	$133	$—	$1,230

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Equity Securities-Financial Institutions	$1,097	$70	$122	$1,045

There were no sales of securities available for sale for the six months ended June 30, 2012 and 2011.

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)
June 30, 2012
Equity Securities-Financial Institutions	$—	$—	$—	$—	$—	$—
December 31, 2011
Equity Securities-Financial Institutions	$878	$122	$—	$—	$878	$122

Index

Note 6 – Securities Held to Maturity

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Residential mortgage-backed securities:
Due after one year through five years	$4	$—	$—	$4
Due after five years through ten years	17,636	222	15	17,843
Due after ten years	180,671	7,514	45	188,140

	198,311	7,736	60	205,987

Municipal obligations:
Due after five to ten years	389	29	—	418
Due after ten years	977	59	—	1,036
	1,366	88	—	1,454
Trust originated preferred security:
Due after ten years	376	5	—	381

	1,742	93	—	1,835

	$200,053	$7,829	$60	$207,822

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. As of June 30, 2012 and December 31, 2011, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

Management has periodically decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the six months ended June 30, 2012, proceeds from sales of securities held to maturity totaled approximately $20.0 million and resulted in gross gains of approximately $242,000 and gross losses of approximately $49,000. During the six months ended June 30, 2011, proceeds from sales of securities held to maturity totalled approximately $2.4 million and resulted in gross gains of approximately $25,000 and gross losses of approximately $7,000.

Index

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

Index

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2012

Residential mortgage-backed securities	$13,621	$49	$1,779	$11	$15,400	$60

	$13,621	$49	$1,779	$11	$15,400	$60

December 31, 2011

Residential mortgage-backed securities	$16,949	$82	$5,942	$38	$22,891	$120

	$16,949	$82	$5,942	$38	$22,891	$120

Management does not believe that any of the unrealized losses as of June 30, 2012, (which are related to sixteen residential mortgage-backed securities including two that have been in an unrealized loss for more than twelve months) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of June 30, 2012 and December 31, 2011 by segment and class.

	June 30, 2012	December 31, 2011
	(In Thousands)
Real estate mortgage:
Residential	$200,010	$218,085
Commercial and multi-family	493,827	472,424
Construction	23,150	17,000

	716,987	707,509

Commercial:
Business loans	19,216	30,290
Lines of credit	37,086	44,283

	56,302	74,573

Consumer:
Passbook or certificate	809	809
Home equity lines of credit	18,228	18,923
Home equity	45,749	50,152
Automobile	69	103
Personal	267	301

	65,122	70,288

Deposit overdrafts	339	95

Total Loans	838,750	852,465

Deferred loan fees, net	(1,576)	(1,193)

Allowance for loan losses	(11,413)	(10,509)
	(12,989)	(11,702)

Net Loans	$825,761	$840,763

Index

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

Consumer loans generally have more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally have shorter terms and higher interest rates than other lending. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of June 30, 2012, we had $9.6 million in assets classified as doubtful, $29.8 million in assets classified as substandard, and $27.2 million in assets classified as special mention. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan is in the process of being revalued.

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses by loan class for the three months ended June 30, 2012 (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance March 31, 2012	$2,749	$5,840	$503	$1,075	$677	$28	$64	$10,936

Charge-offs	$142	$522	$—	$40	$19	$—	$—	$723
Recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Provisions	$170	$1,159	$474	$(134)	$(468)	$(22)	$21	$1,200
Ending balance	$2,777	$6,477	$977	$901	$190	$6	$85	$11,413
June 30, 2012

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the six months ended June 30, 2012 and recorded investment in loans receivable as of June 30, 2012. Net deferred loan fees of $1,576,000 at June 30, 2012, are not included in table amounts. The following table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance- December 31, 2011	$2,679	$5,798	$304	$1,041	$677	$10	$—	$10,509

Charge-offs	$199	$533	$35	$110	$19	$—	$—	$896
Recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Provisions	$297	$1,212	$708	$(30)	$(468)	$(4)	$85	$1,800
Ending balance- June 30, 2012	$2,777	$6,477	$977	$901	$190	$6	$85	$11,413
Ending balance: individually evaluated for impairment	$715	$831	$201	$438	$145	$—	$—	$2,330
Ending balance: collectively evaluated for impairment	$1,876	$5,235	$776	$463	$34	$6	$85	$8,475
Ending balance: loans acquired with deteriorated credit quality	$186	$411	$—	$—	$11	$—	$—	$608
Loans receivables:
Ending balance	$200,010	$493,827	$23,150	$56,302	$63,977	$1,484	$—	$838,750
Ending balance: individually evaluated for impairment	$12,903	$25,991	$3,439	$4,006	$2,375	$—	$—	$48,714
Ending balance: collectively evaluated for impairment	$181,706	$463,203	$19,661	$52,055	$61,122	$1,484	$—	$779,231
Ending balance: loans acquired with deteriorated credit quality	$5,401	$4,633	$50	$241	$480	$—	$—	$10,805

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the Bank’s allowance for loan losses and recorded investment in loans receivable at December 31, 2011. Net deferred loan fees of $1,193,000 at December 31, 2011 are not included in the table amounts. The table also details the amount of total loans receivable that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the three months ended June 30, 2011. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance March 31, 2011	$221	$5,799	$464	$1,534	$206	$18	$145	$8,387

Charge-offs	$122	$—	$—	$24	$—	$—	$—	$146
Recoveries	$—	$25	$—	$—	$—	$—	$—	$25
Provisions	$555	$(546)	$(109)	$(18)	$156	$(11)	$423	$450
Ending balance June 30, 2011	$654	$5,278	$355	$1,492	$362	$7	$568	$8,716

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table sets forth the activity in the Bank’s allowance for loan losses for the six months ended June 30, 2011. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance December 31, 2010	$171	$6,179	$426	$1,286	$204	$18	$133	$8,417

Charge-offs	$122	$380	$—	$24	$—	$—	$—	$526
Recoveries	$—	$25	$—	$—	$—	$—	$—	$25
Provisions	$605	$(546)	$(71)	$230	$158	$(11)	$435	$800
Ending balance June 30, 2011	$654	$5,278	$355	$1,492	$362	$7	$568	$8,716

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The tables below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, as of June 30, 2012 and December 31, 2011. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2012 and December 31, 2011, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

As of June 30, 2012 (In Thousands)
Non-accruing loans:
Residential	$6,279
Construction	1,621
Commercial business (1)	3,174
Commercial and multi-family	21,424
Home equity(2)	1,988
Consumer	—
Total	$34,486

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

As of December 31, 2011 (In Thousands)
Non-accruing loans:
Residential	$15,511
Construction	4,040
Commercial business(1)	4,265
Commercial and multi-family	22,280
Home equity(2)	1,729
Consumer	—
Total	$47,825

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses ( Continued)

The following table summarizes the recorded investment, unpaid principle balance, and the related allowance on impaired loans by portfolio class for the three and six months ended June 30, 2012 and 2011. (In Thousands):

	As of June 30, 2012			As of December 31, 2011
	Recorded	Unpaid Principle	Related	Recorded	Unpaid Principle	Related
	Investment	Recognized	Allowance	Investment	Recognized	Allowance
With no related allowance recorded:

Residential Mortgages	$2,895	$2,895	$—	$6,142	$6,142	$—
Commercial and Multi-family	14,406	14,406	—	23,417	23,417	—
Construction	3,107	3,107	—	1,513	1,513	—
Commercial Business (1)	1,431	1,431	—	2,366	2,366	—
Home Equity (2)	1,837	1,837	—	1,301	1,301	—
Consumer	—	—	—	—	—	—
With an allowance recorded:

Residential Mortgages	$11,129	$11,129	$902	$7,864	$7,864	$550
Commercial and Multi-family	12,339	12,339	1,242	16,044	16,044	2,674
Construction	332	332	201	—	—	—
Commercial Business (1)	2,575	2,575	438	1,941	1,941	95
Home Equity (2)	597	597	155	549	549	72
Consumer	—	—	—	—	—	—
Total:

Residential Mortgages	$14,024	$14,024	$902	$14,006	$14,006	$550
Commercial and Multi-family	26,745	26,745	1,242	39,461	39,461	2,674
Construction	3,439	3,439	201	1,513	1,513	—
Commercial Business (1)	4,006	4,006	438	4,307	4,307	95
Home Equity (2)	2,434	2,434	155	1,850	1,850	72
Consumer	—	—	—	—	—	—

Index

Note 7-Loans Receivable and Allowance for Loan Losses ( Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by portfolio class for the three and six months ended June 30, 2012 and 2011. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2012	2011	2011	2012	2012	2011	2011
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential Mortgages	$4,645	$47	$847	$—	$5,144	$70	$594	$—
Commercial and Multi-family	20,778	90	20,340	118	21,658	253	16,796	244
Construction	2,154	102	3,368	—	1,940	102	3,215	—
Commercial Business (1)	2,081	5	1,363	12	2,176	17	1,235	22
Home Equity (2)	2,157	9	349	—	1,872	24	295	1
Consumer	5	—	—	—	3	—	—	—

With an allowance recorded:

Residential Mortgages	$11,024	$127	$286	$—	$9,970	$282	$286	$—
Commercial and Multi-family	13,698	132	14,070	107	14,480	299	15,284	247
Construction	320	6	330	—	213	6	330	—
Commercial Business (1)	2,177	17	1,802	—	2,098	20	1,811	—
Home Equity (2)	586	6	113	2	574	11	136	5
Consumer	—	—	—	—	—	—	—	—

Total:

Residential Mortgages	$15,669	$174	$1,133	$—	$15,114	$352	$880	$—
Commercial and Multi-family	34,476	222	34,410	225	36,138	552	32,080	491
Construction	2,474	108	3,698	—	2,153	108	3,545	—
Commercial Business (1)	4,258	22	3,165	12	4,274	37	3,046	22
Home Equity (2)	2,743	15	462	2	2,446	35	431	6
Consumer	5	—	—	—	3	—	—	—

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for the three months ended June 30, 2012, (In thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings

Residential	2	$523	$523
Commercial and multi-family	4	$1,908	$1,908
Construction	—	$—	$—
Commercial business	1	$531	$531
Home equity	1	$58	$58
Consumer	—	$—	$—

The loans included above are considered TDR’s as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate, accepting interest only for a period of time or a change in amortization period. For the three months ending June 30, 2012, new TDR’s totaled $3.0 million. All TDR’s were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses.

The following table summarizes information in regard to troubled debt restructurings entered into during the last twelve months for which there was a payment default during the three months ended June 30, 2012. (In thousands):

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Residential	1	$227
Commercial and multi-family	1	$375
Construction	—	$—
Commercial business	—	$—
Home equity	1	$242
Consumer	—	$—

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for the six months ended June 30, 2012, (In thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings

Residential	11	$4,080	$4,080
Commercial and multi-family	13	$7,277	$7,277
Construction	—	$—	$—
Commercial business	1	$531	$531
Home equity	3	$258	$258
Consumer	—	$—	$—

The loans included above are considered TDR’s as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate, accepting interest only for a period of time or a change in amortization period. For the six months ending June 30, 2012, new TDR’s totaled $12.1 million. All TDR’s were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses.

The following table summarizes information in regard to troubled debt restructurings entered into during the last twelve months for which there was a payment default during the six months ended June 30, 2012. (In thousands):

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Residential	3	$443
Commercial and multi-family	3	$1,515
Construction	—	$—
Commercial business	1	$844
Home equity	3	$537
Consumer	—	$—

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of June 30, 2012:

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In Thousands)
Residential	$2,851	$1,280	$3,311	$7,442	$192,568	$200,010	$—
Commercial and multi-family	3,525	2,066	14,089	19,680	474,147	493,827	—
Construction	—	2,706	1,621	4,327	18,823	23,150	—
Commercial business(1)	2,551	—	2,174	4,725	51,577	56,302	—
Home equity(2)	602	8	1,931	2,541	61,436	63,977	—
Consumer	1	—	—	1	1,483	1,484	—
Total	$9,530	$6,060	$23,126	$38,716	$800,034	$838,750	$—

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2011:

	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable >90 Days and Accruing
	(In Thousands)
Residential	$3,272	$1,381	$10,473	$15,126	$202,959	$218,085	$—
Commercial and multi-family	11,112	1,839	19,866	32,817	439,607	472,424	—
Construction	130	—	3,660	3,790	13,210	17,000	—
Commercial business(1)	536	499	1,286	2,321	72,252	74,573	—
Home equity(2)	1,738	242	1,099	3,079	65,996	69,075	—
Consumer	10	—	—	10	1,298	1,308	—
Total	$16,798	$3,961	$36,384	$57,143	$795,322	$852,465	$—

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of June 30, 2012 (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential	$184,267	$7,354	$5,236	$3,153	$—	$200,010
Commercial and multi-family	457,763	15,363	16,661	4,040	—	493,827
Construction	18,566	—	4,404	180	—	23,150
Commercial business(1)	49,104	3,504	1,546	2,148		56,302
Home equity(2)	60,951	995	1,903	128		63,977
Consumer	1,480	—	4	—	—	1,484
Total	$772,131	$27,216	$29,754	$9,649	$—	$838,750

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	June 30,	December 31,
	2012	2011

Unpaid principal balance	$352,224	$410,057
Recorded investment	348,205	405,951

The following table presents changes in the accretable discount on loans acquired for the six months ended June 30, 2012 and 2011, (In Thousands):

	June 30,	June 30,
	2012	2011

Beginning Balance	$180,722	$205,491
Accretion	(28,049)	(23,714)

Ending Balance	$152,673	$181,777

No interest income is being recognized on loans acquired where the fair value of the loan was based on the cash flows expected to be received from the foreclosure and sale of the underlying collateral. The carrying value of these loans as of June 30, 2012, December 31, 2011, and June 30, 2011, was $8.9 million, $13.3 million, and $11.0 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (In Thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of June 30, 2012:

Securities available for sale — Equity Securities	$1,230	$1,230	$—	$—

As of December 31, 2011:

Securities available for sale — Equity Securities	$1,045	$1,045	$—	$—

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2012.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2012.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (In Thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
As of June 30, 2012:

Impaired loans	$24,034	$—	$—	$24,034

As of December 31, 2011:

Impaired Loans	$23,007	$—	$—	$23,007
Real estate owned	$300	$—	$—	$300

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
June 30, 2012:
Impaired Loans	$ 24,034	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of` June 30, 2012 and December 31, 2011.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of June 30, 2012 and December 31, 2011.

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

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $26,972,000 and $26,398,000, net of a valuation allowance of $2,938,000 and $3,391,000 as of June 30, 2012 and December 31, 2011, respectively.

Index

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2012 and December 31, 2011:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)

Financial assets:
Cash and cash equivalents	$103,167	$103,167	$103,167	—	—
Securities available for sale	1,230	1,230	1,230	—	—
Securities held to maturity	200,053	207,822	—	207,822	—
Loans held for sale	2,996	3,083	—	3,083	—
Loans receivable	825,761	876,152	—	—	876,152
FHLB of New York stock	6,933	6,933	6,933	—	—
Interest receivable	4,240	4,240	4,240	—	—

Financial liabilities:			—
Deposits	964,830	969,759	519,949	449,810	—
Long-term debt	114,124	128,538	—	128,538	—
Interest payable	814	814	814	—	—

	December 31,
	2011
	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$117,087	$117,087
Securities available for sale	1,045	1,045
Securities held to maturity	206,965	213,903
Loans held for sale	5,856	6,020
Loans receivable	840,763	890,215
FHLB of New York stock	7,498	7,498
Interest receivable	4,997	4,997

Financial liabilities:
Deposits	977,623	982,500
Long-term debt	129,531	141,108
Interest payable	813	813

Index

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

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Completion of Acquisition

On October 14, 2011, the Bank completed its merger with Allegiance Community Bank, as contemplated by the Agreement and Plan of Merger by and between BCB Bancorp, and Allegiance Community Bank dated April 4, 2011 (the “Agreement”). Under the terms of the Agreement, each share of Allegiance Community Bank stock was converted into 0.35 of a share of BCB Bancorp common stock. The transaction is valued at approximately $6.2 million based on BCB Bancorp’s closing share price of $9.57 per share on October 13, 2011, resulting in the issuance of 644,434 shares.

Financial Condition

Total assets decreased by $37.9 million or 3.1% to $1.179 billion at June 30, 2012 from $1.217 billion at December 31, 2011. The decrease in total assets occurred primarily as a result of decreases in loans receivable of $15.0 million, securities held to maturity of $6.9 million, loans held for sale of $2.9 million and cash and cash equivalents of $13.9 million. Management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in the anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the second quarter, the composition of the Bank’s statement of financial condition remained relatively similar to the composition of the statement of financial condition at year end December 31, 2011, with the exception of a decrease of $15.0 million or 1.8% in the balance of loans receivable to $825.8 million at June 30, 2012, from $840.8 million at December 31, 2011. During the three months ended June 30, 2012 the Bank sold a portion of the non-performing loan portfolio which totaled approximately $17.6 million. Additionally, the Company took advantage of favorable market conditions to prepay certain advances from the Federal Home Loan Bank of New York during the six months ended June 30, 2012 that were acquired through the business combination transaction with Allegiance Community Bank. This decrease totaled $15.4 million or 11.9% to $114.1 million at June 30, 2012 from $129.5 million at December 31, 2011. It is our intention to grow at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $13.9 million or 11.9% to $103.2 million at June 30, 2012 from $117.1 million at December 31, 2011. Investment securities classified as held-to-maturity decreased by $6.9 million or 3.3% to $200.1 million at June 30, 2012 from $207.0 million at December 31, 2011. This decrease in investment securities resulted primarily from purchases of $47.9 million for the six months ended June 30, 2012 more than offset by allowable sales of $19.8 million of mortgage-backed securities from the held-to-maturity portfolio, $27.4 million of repayments and prepayments in the mortgage-backed securities portfolio, $3.3 million in maturities of certain Government Sponsored Enterprise bonds and $3.0 million of call options exercised on certain callable agency securities for the six months ended June 30, 2012.

Loans receivable decreased by $15.0 million or 1.8% to $825.8 million at June 30, 2012 from $840.8 million at December 31, 2011. The decrease resulted primarily from the sale of certain commercial loans acquired from Allegiance Community Bank totaling approximately $10.8 million. This sale resulted in a gain on sale of loans of approximately $286,000. Further, as previously mentioned, the Bank sold approximately $17.6 million of loans from the loan portfolio that were non-performing loans. The sale of this sub-set of the non-performing loan portfolio resulted in a pre-tax loss of approximately $7.3 million. The balance in the loan pipeline at June 30, 2012 totaled $72.1 million. As of June 30, 2012, the allowance for loan losses was $11.4 million or 33.1% of non-performing loans and 1.36% of gross loans. As a result of the loans acquired in the recent business combination transactions being recorded at their fair value, the balance in the allowance for loan losses that were on the balance sheet of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities decreased by $12.8 million or 1.3% to $964.8 million at June 30, 2012 from $977.6 million at December 31, 2011. The decrease resulted primarily from a $15.6 million decrease in interest bearing deposits which more than offset a $2.8 million increase in non-interest bearing deposits. During the six months ended June 30, 2012, the Federal Open Market Committee (FOMC) has continued its low interest rate accommodative monetary philosophy. This has resulted in persistent low short term market rates that have further resulted in low time deposit account yields which in turn has had the effect of decreasing interest expense.

Index

The balance of borrowed money decreased by $15.4 million or 11.9% to $114.1 million at June 30, 2012 from $129.5 million at December 31, 2011. The decrease in borrowed money resulted primarily from the pre-payment of $15.4 million in Federal Home Loan Bank Advances that were acquired in the business combination transaction with Allegiance Community Bank. As a result, a pre-payment penalty of $49,000 was recognized in interest expense. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity decreased by $11.21 million or 11.2% to $88.84 million at June 30, 2012 from $100.05 million at December 31, 2011. The decrease in stockholders’ equity is primarily attributable to the repurchase of 715,842 shares of the Company’s common stock at a cost of $7.4 million, consistent with the 10b5-1 stock repurchase plan in place during the six months ended June 30, 2012, as well as the payment of a two quarterly cash dividends totaling $2.2 million, along with a net loss for the six months ended June 30, 2012 of $1.8 million, partially offset by an increase of $55,000 resulting from the exercise of stock options totaling 18,258 shares, and a $145,000 decrease in accumulated other comprehensive loss. As of June 30, 2012, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 7.75%, 13.37% and 14.58% respectively.

Three Months of Operations

Net income decreased by $5.31 million or 272.3% to a net loss of $3.36 million for the three months ended June 30, 2012 compared with net income of $1.95 million for the three months ended June 30, 2011. The decrease in net income was due to increases in non-interest expense and the provision for loan losses and a decrease in non-interest income, partially offset by an increase in net interest income and a decrease in income taxes. Net interest income increased by $366,000 or 3.7% to $10.25 million for the three months ended June 30, 2012 from $9.88 million for the three months ended June 30, 2011. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $96.0 million or 8.9% to $1.175 billion for the three months ended June 30, 2012 from $1.079 billion for the three months ended June 30, 2011, partially offset by a decrease in the average yield on interest earning assets of thirty-eight basis points to 4.53% for the three months ended June 30, 2012 from 4.91% for the three months ended June 30, 2011. The average balance of interest bearing liabilities increased by $89.0 million or 9.6% to $1.012 billion for the three months ended June 30, 2012 from $923.0 million for the three months ended June 30, 2011, and the average cost of interest bearing liabilities decreased by twenty-five basis points to 1.21% for the three months ended June 30, 2012 from 1.46% for the three months ended June 30, 2011. The decrease of thirty-eight basis points in the average yield of interest earning assets more than offset the decrease of twenty-five basis points on the average cost of interest bearing liabilities. As a consequence and in contrast to the increase in net interest income, our net interest margin decreased to 3.49% for the three months ended June 30, 2012 from 3.66% for the three months ended June 30, 2011. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities reflects the completion of the business combination transaction with Allegiance Community Bank.

Interest income on loans receivable increased by $666,000 or 6.0% to $11.76 million for the three months ended June 30, 2012 from $11.09 million for the three months ended June 30, 2011. The increase was primarily attributable to an increase in the average balance of loans receivable of $71.0 million or 9.1% to $855.0 million for the three months ended June 30, 2012 from $784.0 million for the three months ended June 30, 2011, partially offset by a decrease in the average yield on loans receivable to 5.50% for the three months ended June 30, 2012 from 5.66% for the three months ended June 30, 2011. The increase in the average balance of loans is primarily attributable to the acquisition of Allegiance Community Bank. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

Interest income on securities decreased by $611,000 or 28.6% to $1.52 million for the three months ended June 30, 2012 from $2.13 million for the three months ended June 30, 2011. This decrease was primarily due to a decrease in the average yield of securities held-to-maturity to 2.89% for the three months ended June 30, 2012 from 3.64% for the three months ended June 30, 2011.The decrease in the average yield reflects the continuing low interest rate environment during the three months ended June 30, 2012. Also contributing to the decrease was a decrease in the average balance of securities held-to-maturity of $23.2 million or 7.9% to $211.9 million for the three months ended June 30, 2012 from $235.1 million for the three months ended June 30, 2011.

Interest income on other interest-earning assets increased by $16,000 or 88.9% to $34,000 for the three months ended June 30, 2012 from $18,000 for the three months ended June 30, 2011. This increase was primarily due to an increase of $48.6 million or 81.1% in the average balance of other interest-earning assets to $108.5 million for the three months ended June 30, 2012 from $59.9 million for the three months ended June 30, 2011. The average yield on other interest-earning assets increased slightly to 0.13% for the three months ended June 30, 2012 from 0.12% for the three month ended June 30, 2011. The static nature of the average yield on other interest earning assets reflects the philosophy by the FOMC of keeping short term interest rates at historically low levels for the last two years. The increase in the average balance of other interest earning assets is primarily attributable to the completion of the acquisition of Allegiance Community Bank.

Total interest expense decreased by $295,000 or 8.8% to $3.07 million for the three months ended June 30, 2012 from $3.37 million for the three months ended June 30, 2011. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities of twenty-five basis points to 1.21% for the three months ended June 30, 2012 from 1.46% for the three months ended June 30, 2011, partially offset by an increase in the balance of average interest bearing liabilities of $89.0 million or 9.6% to $1.012 billion for the three months ended June 30, 2012 from $923.0 million for the three months ended June 30, 2011. The increase in the balance of average interest bearing liabilities is primarily attributable to the completion of the acquisition of Allegiance Community Bank. The decrease in the average cost reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $1.2 million and $450,000 for the three month periods ended June 30, 2012 and 2011, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) our level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2012, the Bank experienced $723,000 in net charge-offs, (consisting of $723,000 in charge-offs and no recoveries). During the three months ended June 30, 2011, the Bank experienced $121,000 in net charge-offs, (consisting of $146,000 in charge-offs and $25,000 in recoveries). The Bank had non-performing loans totaling $34.5 million or 4.11% of gross loans at June 30, 2012, $47.8 million or 5.61% of gross loans at December 31, 2011 and $42.5 million or 5.49% of gross loans at June 30, 2011. The decrease in non-performing loans resulted primarily from the sale of approximately $17.6 million in non-performing loans during the three months ended June 30, 2012. The sale resulted in a pre-tax loss of approximately $7.3 million. Management continues to evaluate its non-performing loans and, based upon market conditions and the ability to obtain satisfactory pricing, may consider sales of a portion of its non-performing loan portfolio in the future. The allowance for loan losses was $11.4 million or 1.36% of gross loans at June 30, 2012, $10.5 million or 1.23% of gross loans at December 31, 2011 and $8.7 million or 1.13% of gross loans at June 30, 2011. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate as of June 30, 2012, December 31, 2011 and June 30, 2011.

Index

Total non-interest income (loss) decreased by $6.7 million to a $6.3 million loss for the three months ended June 30, 2012 from income of $429,000 for the three months ended June 30, 2011. The decrease in non-interest income resulted primarily from the aforementioned $7.3 million loss on the sale of non-performing loans partially offset by a $384,000 or 144.9% increase in fees and service charges and other non-interest income to $649,000 for the three months ended June 30, 2012 from $265,000 for the three months ended June 30, 2011, an increase in gain on sale of securities of $48,000 or 266.7% to $66,000 for the three months ended June 30, 2012 from $18,000 for the three months ended June 30, 2011 and an increase of $90,000 or 39.8% in gain on sale of loans to $316,000 for the three months ended June 30, 2012 from $226,000 for the three months ended June 30, 2011. The increase in gain on sale of loans occurred primarily as a result of the active local market for refinancing one-to four-family residential mortgages, aided in large part by the low interest rate environment. The Bank also recorded an increase on gain (loss) on sale of real estate owned of $118,000 or 147.5% to $38,000 for the three months ended June 30, 2012 from a loss of $80,000 for the three months ended June 30, 2011. Loss on sale of loans held in portfolio increased to $7.3 million for the three months ended June 30, 2012 from no such corresponding entry for the three months ended June 30, 2011. As previously discussed, the Bank sold approximately $17.4 million of loans previously categorized as non-performing and realized a pre-tax loss of $7.3 million. The primary reason for this transaction was the elimination of carrying and legacy costs associated with these non-interest earning assets.

Total non-interest expense increased by $1.48 million or 22.6% to $8.04 million for the three months ended June 30, 2012 from $6.56 million for the three months ended June 30, 2011. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Allegiance Community Bank. Salaries and employee benefits expense increased by $991,000 or 34.2% to $3.89 million for the three months ended June 30, 2012 from $2.90 million for the three months ended June 30, 2011. This increase occurred primarily as a result of an increase in the number of full time equivalent employees to 205 at June 30, 2012, from 168 at June 30, 2011. Occupancy expense increased by $164,000 or 22.7% to $887,000 for the three months ended June 30, 2012 from $723,000 for the three months ended June 30, 2011. Equipment expense increased by $83,000 or 7.8% to $1.15 million for the three months ended June 30, 2012 from $1.07 million for the three months ended June 30, 2011. The primary component of this expense item is data service provider expense which increases with the growth in the Bank’s assets. Professional fees increased by $337,000 or 130.6% to $595,000 for the three months ended June 30, 2012 from $258,000 for the three months ended June 30, 2011. The increase is due to the various legal actions the Bank is involved with during the normal course of business. Directors’ fees increased by $2,000 or 1.1% to $182,000 for the three months ended June 30, 2012 from $180,000 for the three months ended June 30, 2011. Regulatory assessments decreased by $60,000 or 16.9% to $295,000 for the three months ended June 30, 2012 from $355,000 for the three months ended June 30, 2011 primarily due to the new assessment base methodology pursuant to the Dodd- Frank Act which lowered the Bank’s insurance premium. Advertising expense increased by $23,000 or 21.7% to $129,000 for the three months ended June 30, 2012 from $106,000 for the three months ended June 30, 2011. Other non-interest expense increased by $196,000 or 27.6% to $907,000 for the three months ended June 30, 2012 from $711,000 for the three months ended June 30, 2011. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income taxes decreased by $3.25 million or 240.7% to a tax benefit of $1.9 million for the three months ended June 30, 2012 compared with a tax provision of $1.35 million for the three months ended June 30, 2011, reflecting decreased taxable income during the three months ended June 30, 2012 primarily as a result of the previously mentioned non-performing loan sale completed during the three months ended June 30, 2012. The consolidated effective tax rate for the three months ended June 30, 2012 was a tax benefit of 36.1% compared to a tax provision of 40.9% for the three months ended June 30, 2011.

Six Months of Operations

Net income decreased by $5.65 million or 145.7% to a net loss of $1.77 million for the six months ended June 30, 2012 compared with net income of $3.87 million for the six months ended June 30, 2011. The decrease in net income was due to increases in the non-interest expense and provision for loans losses, and a decrease in non-interest income (loss) partially offset by an increase in net interest income and a decrease in income taxes. Net interest income increased by $991,000 or 5.1% to $20.55 million for the six months ended June 30, 2012 from $19.55 million for the six months ended June 30, 2011. This increase in net interest income resulted primarily from an increase of $102.0 million or 9.4% in the average balance of interest earning assets to $1.184 billion for the six months ended June 30, 2012 from $1.082 billion for the six months ended June 30, 2011, partially offset by a decrease in the average yield on interest earning assets to 4.54% for the six months ended June 30, 2011 from 4.86% for the six months ended June 30, 2011. The average balance of interest bearing liabilities increased by $99.1 million or 10.7% to $1.026 billion for the six months ended June 30, 2012 from $926.9 million for the six months ended June 30, 2011, while the average cost of interest bearing liabilities decreased to 1.23% for the six months ended June 30, 2012 from 1.46% for the six months ended June 30, 2011. As a consequence of the aforementioned, our net interest margin decreased to 3.47% for the six months ended June 30, 2012 from 3.62% for the six months ended June 30, 2011. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities reflects the completion of the business combination transaction with Allegiance Community Bank.

Interest income on loans receivable increased by $1.38 million or 6.2% to $23.73 million for the six months ended June 30, 2012 from $22.35 million for the six months ended June 30, 2011. The increase was primarily attributable to an increase in the average balance of loans receivable of $69.9 million or 8.9% to $859.3 million for the six months ended June 30, 2012 from $789.4 million for the six months ended June 30, 2011, partially offset by a decrease in the average yield on loans receivable to 5.52% for the six months ended June 30, 2012 from 5.66% for the six months ended June 30, 2011. The increase in the average balance of loans is primarily attributable to the completion of the business combination transaction with Allegiance Community Bank. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

Interest income on securities decreased by $830,000 or 21.2% to $3.08 million for the six months ended June 30, 2012 from $3.91 million for the six months ended June 30, 2011. This decrease was primarily due to a decrease in the average balance of securities held-to-maturity of $3.8 million or 1.7% to $214.7 million for the six months ended June 30, 2012 from $218.5 million for the six months ended June 30, 2011, as well as a decrease in the average yield of securities held-to-maturity to 2.87% for the six months ended June 30, 2012 from 3.58% for the six months ended June 30, 2011. The decrease in the average yield reflects the low interest rate environment during the six months ended June 30, 2012.

Interest income on other interest-earning assets increased by $19,000 or 41.3% to $65,000 for the six months ended June 30, 2012 from $46,000 for the six months ended June 30, 2011. This increase was primarily due to an increase of $36.6 million or 49.5% in the average balance of other interest-earning assets to $110.5 million for the six months ended June 30, 2012 from $73.9 million for the six months ended June 30, 2011. The average yield on other interest-earning assets remained static at 0.12% for the six months ended June 30, 2012 and June 30, 2011. The static nature of the average yield on other interest-earning assets reflects the philosophy by the FOMC of keeping short term interest rates at historically low levels for the last two years.

Total interest expense decreased by $424,000 or 6.3% to $6.33 million for the six months ended June 30, 2012 from $6.75 million for the six months ended June 30, 2011. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities of twenty-three basis points to 1.23% for the six months ended June 30, 2012 from 1.46% for the six months ended June 30, 2011, partially offset by an increase in the balance of average interest-bearing liabilities of $99.1 million or 10.7% to $1.026 billion for the six months ended June 30, 2012 from $926.9 million for the six months ended June 30, 2011. The increase in the balance of average interest- bearing liabilities is primarily attributable to the completion of the business combination transaction with Allegiance Community Bank. The decrease in the average cost reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $1.8 million for the six months ended June 30, 2012 and $800,000 for the six months ended June 30, 2011. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2012, the Bank experienced $896,000 in net charge-offs (consisting of $896,000 in charge-offs and no recoveries). During the six months ended June 30, 2011, the Bank experienced $501,000 in net charge-offs (consisting of $526,000 in charge-offs and $25,000 in recoveries). The Bank had non-performing loans totaling $34.5 million or 4.11% of gross loans at June 30, 2012, $47.8 million or 5.61% of gross loans at December 31, 2011 and $42.5 million or 5.49% of gross loans at June 30, 2011. The decrease in non-performing loans resulted primarily from the sale of approximately $17.6 million in non-performing loans during the second quarter of 2012. The sale resulted in a pre-tax loss of approximately $7.3 million.

Index

Management continues to evaluate its non-performing loans and, based upon market conditions and the ability to obtain satisfactory pricing, may consider sales of a portion of its non-performing loan portfolio in the future. The allowance for loan losses was $11.4 million or 1.36% of gross loans at June 30, 2012, $10.5 million or 1.23% of gross loans at December 31, 2011 and $8.7 million or 1.13% of gross loans at June 30, 2011. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2012, December 31, 2011 and June 30, 2011.

Total non-interest income (loss) decreased by $6.0million for the six months ended June 30, 2012 from $906,000 for the six months ended June 30, 2011. The decrease in non-interest income resulted primarily from the aforementioned $7.3 million loss on the sale of non-performing loans partially offset by an increase of $551,000 or 136.4% in gain on sale of loans originated for sale to $669,000 for the six months ended June 30, 2012 from $404,000 for the six months ended June 30, 2011. The increase in gain on sale of loans originated for sale occurred primarily as a result of the active local market for refinancing one-four family residential mortgages, aided in large part by the low interest rate environment. In addition, the Bank sold approximately $10.7 million of commercial business loans acquired in the Allegiance Community Bank acquisition which resulted in a gain of approximately $286,000. Gain on sale of securities held to maturity increased by $175,000 or 972.2% to $193,000 for the six months ended June 30, 2012 from $18,000 for the six months ended June 30, 2011. Fees and service charges and other non-interest income increased by $544,000 or 87.7% to $1.16 million for the six months ended June 30, 2012 from $620,000 for the six months ended June 30, 2011. The aforementioned increases were partially offset by a $99,000 loss on the sale of certain REO properties for the six months ended June 30, 2012 compared to $136,000 loss for the six months ended June 30, 2011.

Total non-interest expense increased by $3.07 million or 23.2% to $16.28 million for the six months ended June 30, 2012 from $13.21 million for the six months ended June 30, 2011. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Allegiance Community Bank. Salaries and employee benefits expense increased by $1.91 million or 32.3% to $7.82 million for the six months ended June 30, 2012 from $5.91 million for the six months ended June 30, 2011. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 205 at June 30, 2012, from 168 at June 30, 2011. Occupancy expense increased by $230,000 or 15.3% to $1.73 million for the six months ended June 30, 2012 from $1.5 million for the six months ended June 30, 2011. Equipment expense increased by $508,000 or 24.3% to $2.6 million for the six months ended June 30, 2012 from $2.09 million for the six months ended June 30, 2011. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. In addition, system conversion costs due to the acquisition of Allegiance Community Bank totaled approximately $250,000. Professional fees increased by $565,000 or 122.6% to $1.03 million for the six months ended June 30, 2012 from $461,000 for the six months ended June 30, 2011. The increase is due to the various legal actions the Bank is involved with during the normal course of business. Director fees increased by $93,000 or 31.1% to $392,000 for the six months ended June 30, 2012 from $299,000 for the six months ended June 30, 2011. Regulatory assessments decreased by $187,000 or 23.6% to $606,000 for the six months ended June 30, 2012 from $793,000 for the six months ended June 30, 2011 primarily due to the new assessment base methodology pursuant to the Dodd-Frank Act which lowered the Bank’s insurance premium. Advertising expense increased by $68,000 or 38.2% to $246,000 for the six months ended June 30, 2012 from $178,000 for the six months ended June 30, 2011. Merger related expenses decreased by $256,000 to no corresponding entry for the six months ended June 30, 2012 from $256,000 for the six months ended June 30, 2011. Other non-interest expense is also comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income taxes decreased by $3.47 million or 134.5% to an income tax benefit of $892,000 million for the six months ended June 30, 2012 compared with a tax provision of $2.58 million for the six months ended June 30, 2011, reflecting decreased taxable income during the six month period ended June 30, 2012. The consolidated effective tax rate for the six months ended June 30, 2012 was a tax benefit of 33.5% compared to tax provision of 40.0% for the six months ended

June 30, 2011.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2012. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2012. The following sets forth the Company’s NPV as of that date.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$85,072	$(38,897)	-31.38%	7.53%	-261 bps
+200bp	105,350	(18,619)	-15.02	9.05	-109 bps
+100bp	118,515	(5,454)	-4.40	9.91	-23 bps
PAR	123,969	—	—	10.14	—
-100bp	131,363	7,394	5.96	10.56	42 bps

bp – basis points

The table above indicates that as of June 30, 2012, in the event of a 100 basis point increase in interest rates, we would experience a 4.40% decrease in NPV.

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

Subsequent to December 31, 2011 and through the first quarter of 2012, the Company received reports of operational controls from certain outside service organizations (SOC 1’s). Upon receipt, the Company, in conjunction with our Internal Auditors, read, reviewed, tested and confirmed, through a documented and comprehensive testing program, the operating effectiveness of our internal monitoring controls with respect to the use of those outside service organizations. As a result of this testing process, the operating effectiveness of our internal monitoring controls with respect to activities and processes with those outside service organizations was found to be fully effective. We have revised our internal control procedures and processes applicable to financial reporting, with respect to SOC 1’s issued by outside service organizations.

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of June 30, 2012 we were not involved in any material legal proceedings, the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

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

The Company is a named defendant in the lawsuit Kontos v. Robbins et al filed in the Superior Court of New Jersey on May 15, 2012. The lawsuit alleges that Mr. Robbins, the former Chairman of the Board of Allegiance Community Bank and currently a director of the Company and others, defrauded Mr. Kontos with respect to his investment in a real estate project and induced Mr. Kontos to borrow money from Allegiance Community Bank, also a named defendant. The lawsuit seeks an unspecified dollar amount of damages, as well as equitable and other relief. Insurance coverage is currently in effect. The Company has filed its Answer to the lawsuit. The Company, after preliminary review, believes the lawsuit is without merit and frivolous. The Company intends to vigorously defend its interests in this litigation.

The Company is the successor to Pamrapo Bancorp, Inc., a named defendant in the lawsuit Brian Campbell v. Pamrapo Bancorp, Inc., et al, filed in the Superior Court of New Jersey in December 2010. The lawsuit alleges that Mr. Campbell sustained personal injuries in an automobile accident while on a work-related trip and should be compensated for his injuries. Insurance coverage is currently in effect. The Company believes that the lawsuit is without merit and it intends to vigorously defend its interests.

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

At June 30, 2012, the Company had $66.6 million in classified assets of which $9.6 million were classified as doubtful, $29.8 million were classified as substandard and $27.2 million were classified as special mention. In addition, at that date we had $34.5 million in non-accruing loans. While we have adhered to stringent underwriting standards in the origination of loans, a large percentage of our loan portfolio was obtained in connection with our acquisition of Pamrapo Bancorp, Inc. and Allegiance Community Bank. In addition, there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On May 9, 2012, the Company announced a sixth stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. The Company’s stock purchases for the three months ended June 30, 2012 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

April 1- April 30, 2012	89,274	$10.30	89,274	74,978
May 1- May 31, 2012	86,915	$10.49	176,189	450,863
June 1- June 30, 2012	359,382	$10.31	535,571	531,481

Total	535,571	$10.34	535,571	531,481

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

Index

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

BCB BANCORP, INC.

Date: August 9, 2012	By:	/s/ Donald Mindiak
Donald Mindiak
President and Chief Executive Officer

Date: August 9, 2012	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Chief Financial Officer

