Form 10-Q
period 2012-09-30
BCB BANCORP INC
filed 2012-11-09
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2012, BCB Bancorp, Inc., had 8,518,879 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Cash and amounts due from depository institutions	$7,330	$8,692
Interest-earning deposits	65,004	108,395
Total cash and cash equivalents	72,334	117,087

Securities available for sale	1,152	1,045
Securities held to maturity, fair value $194,329 and $213,903
respectively	185,320	206,965
Loans held for sale	301	5,856
Loans receivable, net of allowance for loan losses of $11,916 and
$10,509 respectively	847,766	840,763
Premises and equipment	13,737	13,576
Federal Home Loan Bank of New York stock	6,933	7,498
Interest receivable	4,140	4,997
Other real estate owned	4,723	6,570
Deferred income taxes	9,367	9,940
Other assets	9,050	2,611
Total Assets	$1,154,823	$1,216,908

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$81,349	$78,589
Interest bearing deposits	866,767	899,034
Total deposits	948,116	977,623
Short-term Borrowings	—	—
Long-term Debt	114,124	129,531
Other Liabilities	9,069	9,706
Total Liabilities	1,071,309	1,116,860

STOCKHOLDERS' EQUITY
Preferred stock: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.064; stated value; 20,000,000 shares authorized,
10,840,079 and 10,817,901 shares, respectively, issued;
8,543,155 shares and 9,520,056 shares, respectively outstanding	693	692
Additional paid-in capital	91,834	91,715
Treasury stock, at cost, 2,296,924 and 1,297,845 shares, respectively	(26,689)	(16,327)
Retained earnings	18,848	25,255
Accumulated other comprehensive loss, net of taxes	(1,172)	(1,287)
Total Stockholders' equity	83,514	100,048

Total Liabilities and Stockholders' equity	$1,154,823	$1,216,908

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Interest income:
Loans	$11,629	$10,664	$35,358	$33,015
Investments, taxable	1,441	2,039	4,493	5,922
Investments, non-taxable	12	12	37	37
Other interest-earning assets	26	13	91	59
Total interest income	13,108	12,728	39,979	39,033

Interest expense:
Deposits:
Demand	106	215	460	662
Savings and club	88	260	390	804
Certificates of deposit	1,410	1,613	4,521	4,918
	1,604	2,088	5,371	6,384
Borrowed money	1,249	1,246	3,808	3,701
Total interest expense	2,853	3,334	9,179	10,085

Net interest income	10,255	9,394	30,800	28,948
Provision for loan losses	1,600	800	3,400	1,600

Net interest income after provision for loan losses	8,655	8,594	27,400	27,348

Non-interest income (loss):
Fees and service charges	368	76	1,466	538
Gain on sales of loans originated for sale	288	190	957	594
Gain on sale of SBA loans acquired	—	—	286	—
Loss on bulk sale of impaired loans held in portfolio	(3,462)	—	(10,804)	—
Loss on sale of real estate owned	(381)	(121)	(480)	(257)
Gain on sale of securities	31	—	224	18
Other	36	37	102	195
Total non-interest (loss) income	(3,120)	182	(8,249)	1,088

Non-interest expense:
Salaries and employee benefits	3,780	3,229	11,603	9,136
Occupancy expense of premises	855	743	2,587	2,245
Equipment	1,147	1,061	3,746	3,152
Professional fees	1,344	594	2,370	1,056
Director fees	168	180	560	479
Regulatory assessments	294	122	900	915
Advertising	125	115	371	293
Merger related expenses	—	81	—	337
Other	907	623	2,765	2,346
Total non-interest expense	8,620	6,748	24,902	19,959

Income (loss) before income tax (benefit) provision	(3,085)	2,028	(5,751)	8,477
Income tax (benefit) provision	(1,740)	840	(2,632)	3,416

Net (Loss) Income	$(1,345)	$1,188	$(3,119)	$5,061

Net (Loss) Income per common share-basic and diluted
Basic	$(0.15)	$0.13	$(0.34)	$0.54
Diluted	$(0.15)	$0.13	$(0.34)	$0.54

Weighted average number of common shares outstanding
Basic	8,685	9,245	9,088	9,333
Diluted	8,685	9,259	9,088	9,350

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income (loss)	$(1,345)	$1,188	$(3,119)	$5,061
Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	(47)	(121)	64	9
Less: reclassification adjustment for gains included in net income (b)	—	—	—	—
Benefit plans (c)	17	—	51	—
Other comprehensive (loss) income	(30)	(121)	115	9
Comprehensive (loss) income	$(1,375)	$1,067	$(3,004)	$5,070

(a)	Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized (losses) gains of ($78,000), ($200,000), $107,000, and $16,000, respectively, less deferred taxes of ($31,000), ($79,000), $43,000, and $7,000, respectively.
(b)	No sales of available-for-sale securities occurred during the three and nine months ended September 30, 2012 and 2011.
(c)	Represents the net change of unrecognized loss included in net periodic pension cost. Represents gross changes of $28,000 and $85,000, respectively, less deferred taxes of $11,000 and $34,000 respectively.

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

					Accumulated
					Other
		Additional	Treasury	Retained	Comprehensive
	Common Stock	Paid-In Capital	Stock	Earnings	Loss	Total
Beginning Balance at January 1, 2012	$692	$91,715	$(16,327)	$25,255	$(1,287)	$100,048

Exercise of Stock Options (22,178 shares)	1	99	—	—	—	100

Stock compensation expense	—	20	—	—	—	20

Treasury Stock Purchases (999,079 shares)	—	—	(10,362)	—	—	(10,362)

Cash dividends ($0.36 per share) declared	—	—	—	(3,288)	—	(3,288)

Net loss	—	—	—	(3,119)	—	(3,119)

Other comprehensive income	—	—	—	—	115	115

Ending Balance at September 30, 2012	$693	$91,834	$(26,689)	$18,848	$(1,172)	$83,514

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities :
Net (Loss) Income	$(3,119)	$5,061
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	849	758
Amortization and accretion, net	1,148	963
Provision for loan losses	3,400	1,600
Deferred income tax expense	496	183
Loans originated for sale	(27,556)	(14,375)
Proceeds from sale of loans originated for sale	31,523	15,597
Gain on sales of loans originated for sale	(957)	(594)
Loss on sales of real estate owned	480	257
Gain on sales of securities held to maturity	(224)	(18)
Gain on sales of SBA loans acquired	(286)	—
Loss on bulk sale of impaired loans held in portfolio	10,804	—
Stock compensation expense	20	—
Decrease in interest receivable	857	247
(Increase) decrease in other assets	(6,439)	2,170
Decrease in accrued interest payable	(19)	(38)
Decrease in other liabilities	(533)	(322)

Net cash provided by operating activities	10,444	11,489

Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	49,584	55,182
Purchases of securities held to maturity	(55,731)	(92,964)
Proceeds from sales of securities held to maturity	26,513	2,438
Proceeds from sale of SBA loans acquired	10,836	—
Proceeds from sales of participation interests in loans	—	3,876
Proceeds from sales of real estate owned	2,965	1,450
Proceeds from bulk sale of impaired loans held in portfolio	15,093	—
Purchases of loans	(2,906)	(2,279)
Net (Increase) decrease in loans receivable	(42,583)	19,563
Improvements to other real estate owned	(59)	(105)
Additions to premises and equipment	(1,010)	(2,076)
Redemption of Federal Home Loan Bank of New York stock	565	45

Net cash provided by provided by (used in) investing activities	3,267	(14,870)

Cash flows from financing activities:
Net decrease in deposits	(29,507)	(26,708)
Repayment of long-term debt	(15,407)	—
Purchases of treasury stock	(10,362)	(2,014)
Cash dividends paid	(3,288)	(3,365)
Exercise of stock options	100	231

Net cash used in financing activities	(58,464)	(31,856)

Net decrease in cash and cash equivalents	(44,753)	(35,237)
Cash and cash equivalents-begininng	117,087	121,127

Cash and cash equivalents-ending	$72,334	$85,890

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$3,979	$3,454
Interest	$9,197	$10,123

Non-cash items:
Transfer of loans to other real estate owned	$3,196	$3,799
Loans to facilitate sales of other real estate owned	$1,657	$942
Reclassification of loans originated for sale to held to maturity	$2,545	$1,669

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2012 include one-time charges reflecting the sales of approximately $17.6 million in non-performing loans during the three months ended June 30, 2012 and sales of approximately $ 8.3 million in non-performing loans during the three months ended September 30, 2012. The sales resulted in a pre-tax loss of approximately $7.3 million for the three months ended June 30, 2012 and a pre-tax loss of approximately $3.5 million for the three months ended September 30, 2012. The total sales of approximately $25.9 million in non-performing loans during the nine months ended September 30, 2012 resulted in a pre-tax loss of approximately $10.8 million. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between September 30, 2012, and the date these consolidated financial statements were issued.

Subsequent Event

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Bank’s market area has been significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week, all of our offices were fully functional. We have begun the process of assessing whether the underlying collateral of any loan facilities we have in those areas affected by the storm have suffered damage and possible loss of value. Additionally, we are in the process of determining whether or not the storm has impacted our borrowers’ ability to repay their obligations to the Bank. The Bank is generally named as a loss payee on hazard and flood insurance policies covering collateral properties and carries both mortgage impairment and business interruption insurance. These policies could mitigate losses that the Bank may sustain due to the effects of the hurricane. Presently, that process remains on-going and it is premature to determine what, if any impact this may have on our level of loan losses or non-performing loans. Predicated upon the completion of the aforementioned, the Company may experience increased levels of non-performing loans and loan losses which may negatively impact future operating results.

Note 2 – Acquisition of Allegiance Bancorp, Inc.

On October 14, 2011, the Company acquired all of the outstanding common shares of Allegiance Community Bank (“Allegiance”) and thereby acquired all of Allegiance Community Bank’s two branch locations. Under the terms of the merger agreement, Allegiance stockholders received 0.35 of a share of BCB Bancorp, Inc. common stock at a price of $9.57 per share in exchange for each share of Allegiance common stock, resulting in BCB Bancorp, Inc. issuing 644,434 common shares of BCB Bancorp, Inc. common stock with an acquisition date fair value of $6.2 million. ASC 805 “Business Combinations,” permits the use of provisional amounts for the assets acquired and liabilities assumed when the information at acquisition date is incomplete. During the measurement period, which is one year from the acquisition date, amounts provisionally assigned to the acquisition may be adjusted based on new information obtained during the measurement period. Under no circumstances may the measurement period exceed one year from the acquisition date. No such adjustments have been made to date.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following, (In Thousands):

	Three months ended		Nine Months ended
	September 30		September 30
	2012	2011	2012	2011

Pension plan:
Interest cost	$111	$117	$332	$351
Expected return on plan assets	(100)	(94)	(300)	(282)
Amortization of unrecognized loss	28	—	85	—

Net periodic pension cost	39	23	117	69

SERP plan:
Interest cost	$5	$7	$15	$22

Net periodic postretirement cost	$5	$7	$15	$22

Index

Note 3 – Pension and Other Postretirement Plans (Continued)

Stock-Based Compensation Plan

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options. Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On September 29, 2011, a grant of 60,000 options was declared for certain members of the Board of Directors. The exercise price was recorded as of the close of business on September 29, 2011 and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. No stock options were granted during the three months and nine months ended September 30, 2012.

A summary of stock option activity, adjusted to retroactively reflect subsequent stock dividends, follows:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2011	317,976	$5.29-29.25	$11.61

Options forfeited	(6,000)	18.41-29.25	23.83
Options exercised	(28,661)	5.29-9.34	5.95
Options granted	—	—	—
Options expired	(1,019)	5.29	5.29

Outstanding at September 30, 2012	282,296	$5.29-29.25	$11.93

As of September 30, 2012, stock options to acquire 232,796 shares of common stock were granted and exercisable.

Index

Note 4 – Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. The diluted net income (loss) per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended 2011, the weighted average of outstanding options considered to be anti-dilutive were 180,855 and were therefore excluded from the diluted net income per common share calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2012			2011
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data

Net income (loss)	$(1,345)			$1,188

Basic earnings per share-
Income (loss) available to
Common stockholders	$(1,345)	8,685	$(0.15)	$1,188	9,245	$0.13

Effect of dilutive securities:
Stock options					14

Diluted earnings per share-
Income (loss) available to
Common stockholders	$(1,345)	8,685	$(0.15)	$1,188	9,259	$0.13

	For the Nine Months Ended September 30,
	2012			2011
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data

Net income (loss)	$(3,119)			$5,061

Basic earnings per share-
Income (loss) available to
Common stockholders	$(3,119)	9,088	$(0.34)	$5,061	9,333	$0.54

Effect of dilutive securities:
Stock options					17

Diluted earnings per share-
Income (loss) available to
Common stockholders	$(3,119)	9,088	$(0.34)	$5,061	9,350	$0.54

Index

Note 5 – Securities Available for Sale

September 30, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$1,097	$55	$—	$1,152

December 31, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$1,097	$70	$122	$1,045

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
September 30, 2012
Equity Securities-Financial Institutions	$—	$—	$—	$—	$—	$—

December 31, 2011
Equity Securities-Financial Institutions	$878	$122	$—	$—	$878	$122

There were no sales of securities available for sale for the nine months ended September 30, 2012 and 2011.

Index

Note 6 – Securities Held to Maturity

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$4	$—	$—	$4
Due after five years through ten years	10,877	265	17	11,125
Due after ten years	172,698	8,668	17	181,349
	183,579	8,933	34	192,478
Municipal obligations:
Due after five to ten years	389	33	—	422
Due after ten years	976	72	—	1,048
	1,365	105	—	1,470
Trust originated preferred security:
Due after ten years	376	5	—	381
	1,741	110	—	1,851
	$185,320	$9,043	$34	$194,329

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. As of September 30, 2012 and December 31, 2011, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

Management has periodically decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the nine months ended September 30, 2012, proceeds from sales of securities held to maturity totaled approximately $26.5 million and resulted in gross gains of approximately $280,000 and gross losses of approximately $56,000. During the nine months ended September 30, 2011, proceeds from sales of securities held to maturity totalled approximately $2.4 million and resulted in gross gains of approximately $25,000 and gross losses of approximately $7,000.

Index

Note 6 – Securities Held to Maturity (Continued)

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
U.S. Government Agencies:
Due within one year	$3,315	$38	$—	$3,353
Due after ten years	3,000	12	—	3,012

	6,315	50	—	6,365
Residential mortgage-backed securities:
Due within one year	9	—	—	9
Due after one year through five years	1,325	32	3	1,354
Due after five years through ten years	37,034	417	44	37,407
Due after ten years	160,509	6,464	73	166,900
	198,877	6,913	120	205,670
Municipal obligations:
Due after five to ten years	391	30	—	421
Due after ten years	979	59	—	1,038
	1,370	89	—	1,459
Trust originated preferred security:
Due after ten years	403	6	—	409
	$206,965	$7,058	$120	$213,903

Index

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2012
Residential mortgage-backed securities	$3,842	$17	$1,605	$17	$5,447	$34

	$3,842	$17	$1,605	$17	$5,447	$34

December 31, 2011
Residential mortgage-backed securities	$16,949	$82	$5,942	$38	$22,891	$120

	$16,949	$82	$5,942	$38	$22,891	$120

Management does not believe that any of the unrealized losses as of September 30, 2012, (which are related to twelve residential mortgage-backed securities including two that have been in an unrealized loss position for more than twelve months) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of September 30, 2012 and December 31, 2011 by segment and class.

	September 30, 2012	December 31, 2011
	(In Thousands)
Real estate mortgage:
Residential	$195,447	$218,085
Commercial and multi-family	514,962	472,424
Construction	23,658	17,000
	734,067	707,509
Commercial:
Business loans	21,754	30,290
Lines of credit	42,078	44,283
	63,832	74,573
Consumer:
Passbook or certificate	812	809
Home equity lines of credit	17,418	18,923
Home equity	44,302	50,152
Automobile	58	103
Personal	263	301
	62,853	70,288
Deposit overdrafts	405	95
Total Loans	861,157	852,465
Deferred loan fees, net	(1,475)	(1,193)
Allowance for loan losses	(11,916)	(10,509)
	(13,391)	(11,702)
Net Loans	$847,766	$840,763

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of September 30, 2012, we had $6.1 million in loans classified as doubtful, $29.4 million in loans classified as substandard, and $25.0 million in loans classified as special mention. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan is in the process of being revalued.

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses by loan class for the three months ended September 30, 2012. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Beginning balance
June 30, 2012	$2,777	$6,477	$977	$901	$190	$6	$85	$11,413

Charge-offs	$468	$599	$—	$30	$—	$—	$—	$1,097
Recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Provisions	$(410)	$1,297	$74	$157	$298	$256	$(72)	$1,600

Ending balance
September 30, 2012	$1,899	$7,175	$1,051	$1,028	$488	$262	$13	$11,916

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the nine months ended September 30, 2012 and recorded investment in loans receivable as of September 30, 2012. Net deferred loan fees of $1,475,000 at September 30, 2012, are not included in table amounts. The following table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Beginning balance-
December 31, 2011	$2,679	$5,798	$304	$1,041	$677	$10	$—	$10,509

Charge-offs	$667	$1,132	$35	$140	$19	$—	$—	$1,993
Recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Provisions	$(113)	$2,509	$782	$127	$(170)	$252	$13	$3,400

Ending balance-
September 30, 2012	$1,899	$7,175	$1,051	$1,028	$488	$262	$13	$11,916

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total

Ending balance-
September 30, 2012	$1,899	$7,175	$1,051	$1,028	$488	$262	$13	$11,916

Ending balance: individually
evaluated for impairment	$427	$1,004	$96	$522	$126	$240	$—	$2,415

Ending balance: collectively
evaluated for impairment	$1,297	$5,936	$955	$506	$362	$22	$13	$9,091

Ending balance: loans
acquired with deteriorated
credit quality	$175	$235	$—	$—	$—	$—	$—	$410

Loans receivables:

Ending balance	$195,447	$514,962	$23,658	$63,832	$61,720	$1,538	$—	$861,157

Ending balance: individually
evaluated for impairment	$13,460	$29,548	$180	$7,694	$2,682	$240	$—	$53,804

Ending balance: collectively
evaluated for impairment	$178,873	$481,375	$23,428	$55,897	$58,686	$1,298	$—	$799,557

Ending balance: loans
acquired with deteriorated
credit quality	$3,114	$4,039	$50	$241	$352	$—	$—	$7,796

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

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total

Ending balance-
December 31, 2011	$2,679	$5,798	$304	$1,041	$677	$10	$—	$10,509

Ending balance: individually
evaluated for impairment	$550	$2,674	$—	$95	$72	$—	$—	$3,391

Ending balance: collectively
evaluated for impairment	$1,548	$2,654	$189	$792	$572	$10	$—	$5,765

Ending balance: loans
acquired with deteriorated
credit quality	$581	$470	$115	$154	$33	$—	$—	$1,353

Loans receivables:

Ending balance	$218,085	$472,424	$17,000	$74,573	$69,075	$1,308	$—	$852,465

Ending balance: individually
evaluated for impairment	$14,006	$39,461	$1,513	$4,307	$1,850	$—	$—	$61,137

Ending balance: collectively
evaluated for impairment	$194,862	$429,355	$13,236	$70,012	$66,613	$1,308	$—	$775,386

Ending balance: loans
acquired with deteriorated
credit quality	$9,217	$3,608	$2,251	$254	$612	$—	$—	$15,942

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the three months ended September 30, 2011. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Beginning balance
June 30, 2011	$654	$5,278	$355	$1,492	$362	$7	$568	$8,716

Charge-offs	$—	$366	$110	$—	$—	$—	$—	$476
Recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Provisions	$468	$354	$233	$60	$177	$—	$(492)	$800

Ending balance
September 30, 2011	$1,122	$5,266	$478	$1,552	$539	$7	$76	$9,040

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

The following table sets forth the activity in the Bank’s allowance for loan losses for the nine months ended September 30, 2011. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Beginning balance
December 31, 2010	$171	$6,179	$426	$1,286	$204	$18	$133	$8,417

Charge-offs	$122	$746	$110	$24	$—	$—	$—	$1,002
Recoveries	$—	$25	$—	$—	$—	$—	$—	$25
Provisions	$1,073	$(192)	$162	$290	$335	$(11)	$(57)	$1,600

Ending balance
September 30, 2011	$1,122	$5,266	$478	$1,552	$539	$7	$76	$9,040

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The tables below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, as of September 30, 2012 and December 31, 2011. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2012 and December 31, 2011, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

As of September 30, 2012
(In Thousands)
Non-accruing loans:
Residential	$1,946
Construction	767
Commercial business(1)	6,623
Commercial and multi-family	14,049
Home equity(2)	1,634
Consumer	—
Total	$25,019

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

Index

Note 7-Loans Receivable and Allowance for Loan Losses ( Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by portfolio class for the three and nine months ended September 30, 2012 and 2011. (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2012	2011	2011	2012	2012	2011	2011

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential Mortgages	$4,789	$77	$3,411	$95	$5,529	$147	$1,857	$95
Commercial and Multi-family	15,925	143	23,402	296	20,604	396	19,483	520
Construction	1,579	—	5,235	—	1,468	102	2,764	—
Commercial Business (1)	2,457	46	1,621	12	2,503	63	1,306	34
Home Equity (2)	1,901	9	625	15	1,895	33	433	16
Consumer	—	—	—	—	3	—	—	—

With an allowance recorded:

Residential Mortgages	$9,198	$84	$3,754	$270	$9,295	$366	$1,979	$270
Commercial and Multi-family	12,516	128	17,301	364	14,033	427	15,864	611
Construction	231	—	660	—	192	6	330	—
Commercial Business (1)	3,393	8	2,164	21	2,626	28	1,991	21
Home Equity (2)	657	7	490	32	610	18	319	37
Consumer	120	—	—	—	60	—	—	—

Total:

Residential Mortgages	$13,987	$161	$7,165	$365	$14,824	$513	$3,836	$365
Commercial and Multi-family	28,441	271	40,703	660	34,637	823	35,347	1,131
Construction	1,810	—	5,895	—	1,660	108	3,094	—
Commercial Business (1)	5,850	54	3,785	33	5,129	91	3,297	55
Home Equity (2)	2,558	16	1,115	47	2,505	51	752	53
Consumer	120	—	—	—	63	—	—	—

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses ( Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at September 30, 2012 and December 31, 2011. (In Thousands):

	As of September 30, 2012			As of December 31, 2011
	Recorded	Unpaid Principle	Related	Recorded	Unpaid Principle	Related
	Investment	Recognized	Allowance	Investment	Recognized	Allowance
With no related allowance recorded:

Residential Mortgages	$6,683	$6,683	$—	$6,142	$6,142	$—
Commercial and Multi-family	17,443	17,443	—	23,417	23,417	—
Construction	50	50	—	1,513	1,513	—
Commercial Business (1)	3,483	3,483	—	2,366	2,366	—
Home Equity (2)	1,965	1,965	—	1,301	1,301	—
Consumer	—	—	—	—	—	—

With an allowance recorded:

Residential Mortgages	$7,267	$7,267	$602	$7,864	$7,864	$550
Commercial and Multi-family	12,692	12,692	1,239	16,044	16,044	2,674
Construction	130	130	96	—	—	—
Commercial Business (1)	4,211	4,211	522	1,941	1,941	95
Home Equity (2)	717	717	126	549	549	72
Consumer	240	240	240	—	—	—

Total:

Residential Mortgages	$13,950	$13,950	$602	$14,006	$14,006	$550
Commercial and Multi-family	30,135	30,135	1,239	39,461	39,461	2,674
Construction	180	180	96	1,513	1,513	—
Commercial Business (1)	7,694	7,694	522	4,307	4,307	95
Home Equity (2)	2,682	2,682	126	1,850	1,850	72
Consumer	240	240	240	—	—	—

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for the three months ended September 30, 2012, (In thousands):

		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments
Troubled Debt Restructurings

Residential	2	$360	$360
Commercial and multi-family	1	$1,107	$1,107
Construction	—	$—	$—
Commercial business	—	$—	$—
Home equity	2	$183	$183
Consumer	—	$—	$—

The loans included above are considered TDR’s as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate, accepting interest only for a period of time or a change in amortization period. For the three months ending September 30, 2012, new TDR’s totaled $1.7 million. All TDR’s were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses.

The following table summarizes information in regard to troubled debt restructurings entered into during the last twelve months for which there was a payment default during the three months ended September 30, 2012. (In thousands):

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Residential	3	$468
Commercial and multi-family	1	$658
Construction	—	$—
Commercial business	—	$—
Home equity	—	$—
Consumer	—	$—

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for the nine months ended September 30, 2012, (In thousands):

		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments
Troubled Debt Restructurings

Residential	13	$4,440	$4,440
Commercial and multi-family	14	$8,384	$8,384
Construction	—	$—	$—
Commercial business	1	$531	$531
Home equity	5	$441	$441
Consumer	—	$—	$—

The loans included above are considered TDR’s as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate, accepting interest only for a period of time or a change in amortization period. For the nine months ending September 30, 2012, new TDR’s totaled $13.8 million. All TDR’s were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses.

The following table summarizes information in regard to troubled debt restructurings entered into during the last twelve months for which there was a payment default during the nine months ended September 30, 2012. (In thousands):

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Residential	4	$606
Commercial and multi-family	1	$658
Construction	—	$—
Commercial business	—	$—
Home equity	—	$—
Consumer	—	$—

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for the three months ended September 30, 2011, (In thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings

Residential	7	$2,582	$2,676
Commercial and multi-family	3	$1,212	$1,279
Construction	—	$—	$—
Commercial business	—	$—	$—
Home equity	2	$424	$471
Consumer	—	$—	$—

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Residential	—	$—
Commercial and multi-family	—	$—
Construction	—	$—
Commercial business	—	$—
Home equity	—	$—
Consumer	—	$—

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for the nine months ended September 30, 2011, (In thousands):

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Residential	23	$6,154	$6,474
Commercial and multi-family	15	$10,161	$10,295
Construction	—	$—	$—
Commercial business	—	$—	$—
Home equity	8	$752	$835
Consumer	—	$—	$—

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Residential	2	$508
Commercial and multi-family	1	$663
Construction	—	$—
Commercial business	—	$—
Home equity	1	$54
Consumer	—	$—

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of September 30, 2012:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential	$2,922	$1,624	$685	$5,231	$190,216	$195,447	$—
Commercial and multi-family	1,260	1,502	8,363	11,125	503,837	514,962	—
Construction	—	—	180	180	23,478	23,658	—
Commercial business(1)	753	840	3,818	5,411	58,421	63,832	—
Home equity(2)	133	195	1,394	1,722	59,998	61,720	—
Consumer	—	—	—	—	1,538	1,538	—
Total	$5,068	$4,161	$14,440	$23,669	$837,488	$861,157	$—

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2011:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential	$3,272	$1,381	$10,473	$15,126	$202,959	$218,085	$—
Commercial and multi-family	11,112	1,839	19,866	32,817	439,607	472,424	—
Construction	130	—	3,660	3,790	13,210	17,000	—
Commercial business(1)	536	499	1,286	2,321	72,252	74,573	—
Home equity(2)	1,738	242	1,099	3,079	65,996	69,075	—
Consumer	10	—	—	10	1,298	1,308	—
Total	$16,798	$3,961	$36,384	$57,143	$795,322	$852,465	$—

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of September 30, 2012 (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential	$181,624	$6,392	$6,497	$934	$—	$195,447
Commercial and multi-family	482,232	14,097	16,009	2,624	—	514,962
Construction	22,421	—	1,057	180	—	23,658
Commercial business(1)	54,166	3,380	4,140	2,146	—	63,832
Home equity(2)	58,924	1,149	1,647	—	—	61,720
Consumer	1,295	—	3	240	—	1,538
Total	$800,662	$25,018	$29,353	$6,124	$—	$861,157

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	September 30,	December 31,
	2012	2011

Unpaid principal balance	$336,622	$410,057
Recorded investment	333,289	405,951

The following table presents changes in the accretable discount on loans acquired for the nine months ended September 30, 2012 and 2011. (Dollars):

	September 30,	September 30,
	2012	2011

Beginning Balance	$180,722	$205,491
Accretion	(38,356)	(33,716)
Ending Balance	$142,366	$171,775

No interest income is being recognized on loans acquired where the fair value of the loan was based on the cash flows expected to be received from the foreclosure and sale of the underlying collateral. The carrying value of these loans as of September 30, 2012, December 31, 2011, and September 30, 2011, was $6.7 million, $13.3 million, and $10.6 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2012:
Securities available for sale — Equity Securities	$1,152	$1,152	$—	$—

As of December 31, 2011:
Securities available for sale — Equity Securities	$1,045	$1,045	$—	$—

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2012.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2012.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2012:
Impaired loans	$22,432	$—	$—	$22,432

As of December 31, 2011:
Impaired Loans	$23,007	$—	$—	$23,007
Real estate owned	$300	$—	$—	$300

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
September 30, 2012:
Impaired Loans	$22,432	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of September 30, 2012 and December 31, 2011.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2012 and December 31, 2011:

			Quoted Prices
			in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)

Financial assets:
Cash and cash equivalents	$72,334	$72,334	$72,334	$—	$—
Securities available for sale	1,152	1,152	1,152	—	—
Securities held to maturity	185,320	194,329	—	194,329	—
Loans held for sale	301	309	—	309	—
Loans receivable	847,766	900,277	—	—	900,277
FHLB of New York stock	6,933	6,933	6,933	—	—
Interest receivable	4,140	4,140	4,140	—	—

Financial liabilities:
Deposits	948,116	952,349	523,004	429,345	—
Long-term debt	114,124	128,045	—	128,045	—
Interest payable	795	795	795	—	—

	December 31,
	2011
	Carrying
	Value	Fair Value

Financial assets:
Cash and cash equivalents	$117,087	$117,087
Securities available for sale	1,045	1,045
Securities held to maturity	206,965	213,903
Loans held for sale	5,856	6,020
Loans receivable	840,763	890,215
FHLB of New York stock	7,498	7,498
Interest receivable	4,997	4,997

Financial liabilities:
Deposits	977,623	982,500
Long-term debt	129,531	141,108
Interest payable	813	813

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

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent Event

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Bank’s market area has been significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week, all of our offices were fully functional. We have begun the process of assessing whether the underlying collateral of any loan facilities we have in those areas affected by the storm have suffered damage and possible loss of value. Additionally, we are in the process of determining whether or not the storm has impacted our borrowers’ ability to repay their obligations to the Bank. The Bank is generally named as a loss payee on hazard and flood insurance policies covering collateral properties and carries both mortgage impairment and business interruption insurance. These policies could mitigate losses that the Bank may sustain due to the effects of the hurricane. Presently, that process remains on-going and it is premature to determine what, if any impact this may have on our level of loan losses or non-performing loans. Predicated upon the completion of the aforementioned, the Company may experience increased levels of non-performing loans and loan losses which may negatively impact future operating results.

Financial Condition

Total assets decreased by $62.1 million or 5.1% to $1.155 billion at September 30, 2012 from $1.217 billion at December 31, 2011. The decrease in total assets occurred primarily as a result of decreases in securities held to maturity of $21.7 million, loans held for sale of $5.6 million and cash and cash equivalents of $44.8 million which more than offset the increases in loans receivable of $7.0 million and other assets of $6.4 million. Management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the third quarter, the Bank sold a portion of the non-performing loan portfolio which totaled approximately $8.3 million resulting in a pre-tax loss of $3.5 million; for the nine months ended September 30, 2012, such sales totaled $25.9 million and resulted in a pre-tax loss of $10.8 million. Management continues to evaluate its non-performing loans, and based upon market conditions and the ability to obtain satisfactory pricing may consider sales of a portion of its non-performing loans. It is our intention to grow the statement of financial condition at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $44.8 million or 38.3% to $72.3 million at September 30, 2012 from $117.1 million at December 31, 2011. The decrease in cash and cash equivalents resulted primarily from funding new loans and deposit outflow. Investment securities classified as held-to-maturity decreased by $21.7 million or 10.5% to $185.3 million at September 30, 2012 from $207.0 million at December 31, 2011. This decrease in investment securities resulted primarily from purchases of $55.7 million for the nine months ended September 30, 2012 offset by allowable sales of $26.5 million of mortgage-backed securities from the held-to-maturity portfolio, $43.3 million of repayments and prepayments in the mortgage-backed securities portfolio, $3.3 million in maturities of certain Government Sponsored Enterprise bonds and $3.0 million of call options exercised on certain callable agency securities during the nine months ended September 30, 2012.

Loans receivable increased by $7.0 million or 0.8% to $847.8 million at September 30, 2012 from $840.8 million at December 31, 2011. The increase resulted primarily from a $26.6 million increase in real estate mortgages comprising residential, commercial and multi-family, construction and participation loans with other financial institutions partially offset by a $10.7 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization, and a $7.4 million decrease in consumer loans, net of amortization partially offset by a $1.4 million increase in the allowance for loan losses. The increase was partially off-set by the sale of certain commercial loans obtained as part of the Allegiance Community Bank acquisition in April 2011 totaling approximately $10.8 million. The sale of the aforementioned in loans receivable resulted in a gain on sale of loans of approximately $286,000. Further, during the nine months ended September 30, 2012, the Bank sold approximately $25.9 million of loans that were non-performing loans. The $25.9 million of non-performing loans sold included $9.1 million of residential mortgage loans, $14.6 million of commercial and multi-family loans, $1.1 million of home equity loans, $781,000 of commercial business loans, and $313,000 of construction loans. The primary reason for this transaction was the elimination of carrying and legacy costs associated with these non-interest earning assets. The sale of this sub-set of the non-performing loan portfolio resulted in a pre-tax loss of approximately $10.8 million. The balance in the loan pipeline at September 30, 2012 was $112.6 million. As of September 30, 2012, the allowance for loan losses was $11.9 million or 47.6% of non-performing loans and 1.38% of gross loans. As a result of the loans acquired in the recent business combination transactions being recorded at their fair value, the balance in the allowance for loan losses that were on the balance sheet of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities decreased by $29.5 million or 3.0% to $948.1 million at September 30, 2012 from $977.6 million at December 31, 2011. The decrease resulted primarily from a $32.3 million decrease in interest bearing deposits which more than offset a $2.8 million increase in non-interest bearing deposits. During the nine months ended September 30, 2012, the Federal Open Market Committee (FOMC) has continued its mindset of a continuing accommodative monetary policy. This has resulted in historically low short term market rates that have further resulted in low time deposit account yields which in turn has had the effect of decreasing interest expense.

Borrowed money decreased by $15.4 million or 11.9% to $114.1 million at September 30, 2012 from $129.5 million at December 31, 2011. The decrease in borrowed money resulted primarily from the pre-payment of $15.4 million in Federal Home Loan Bank Advances that were acquired in the business combination transaction with Allegiance Community Bank. As a result, a pre-payment penalty of $49,000 was recognized as interest expense. The purpose of the borrowings reflects the use of long term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity decreased by $16.5 million or 16.5% to $83.5 million at September 30, 2012 from $100.0 million at December 31, 2011. The decrease in stockholders’ equity is primarily attributable to the repurchase of 999,079 shares of the Company’s common stock at a cost of $10.4 million, as well as the payment of a three quarterly cash dividends totaling $3.3 million, along with a net loss for the nine months ended September 30, 2012 of $3.1 million, partially offset by an increase of $100,000 resulting from the exercise of stock options totaling 28,661 shares. As of September 30, 2012, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 7.54%, 12.35% and 13.60% respectively.

Three Months of Operations

We experienced a net loss of $1.35 million for the three months ended September 30, 2012, compared with net income of $1.19 million for the three months ended September 30, 2011. The net loss was due to increases in non-interest expense and the provision for loan losses and a decrease in total non-interest income, partially offset by an increase in net interest income and a decrease in the income tax provision. Net interest income increased by $861,000 or 9.2% to $10.26 million for the three months ended September 30, 2012 from $9.39 million for the three months ended September 30, 2011. The increase in net interest income resulted primarily from an increase of $79.1 million or 7.4% in the average balance of interest earning assets to $1.145 billion for the three months ended September 30, 2012 from $1.066 billion for the three months ended September 30, 2011, partially offset by a decrease in the average yield on interest earning assets of twenty basis points to 4.58% for the three months ended September 30, 2012 from 4.78% for the three months ended September 30, 2011. The average balance of interest bearing liabilities increased by $77.5 million or 8.5% to $992.0 million for the three months ended September 30, 2012 from $914.5 million for the three months ended September 30, 2011, and the average cost of interest bearing liabilities decreased by thirty-one basis points to 1.15% for the three months ended September 30, 2012 from 1.46% for the three months ended September 30, 2011. The decrease of thirty-one basis points in the average yield of interest bearing deposits more than offset the decrease of twenty basis points on the average cost of interest earning assets. As a consequence, our net interest margin increased to 3.58% for the three months ended September 30, 2012 from 3.52% for the three months ended September 30, 2011. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities reflects the completion of the business combination transaction with Allegiance Community Bank.

Index

Interest income on loans receivable increased by $965,000 or 9.1% to $11.63 million for the three months ended September 30, 2012 from $10.66 million for the three months ended September 30, 2011. The increase was primarily attributable to an increase in the average balance of loans receivable of $76.6 million or 9.9% to $852.8 million for the three months ended September 30, 2012 from $776.2 million for the three months ended September 30, 2011, partially offset by a decrease in the average yield on loans receivable to 5.46% for the three months ended September 30, 2012 from 5.50% for the three months ended September 30, 2011. The increase in the average balance of loans is primarily attributable to the acquisition of Allegiance Community Bank. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

Interest income on securities decreased by $598,000 or 29.2% to $1.45 million for the three months ended September 30, 2012 from $2.05 million for the three months ended September 30, 2011. This decrease was primarily due to a decrease in the average balance of investment securities of $12.8 million or 5.9% to $205.0 million for the three months ended September 30, 2012 from $217.8 million for the three months ended September 30, 2011 along with a decrease in the average yield of securities held-to-maturity to 2.84% for the three months ended September 30, 2012, from 3.77% for the three months ended September 30, 2011. The decrease in the average yield reflects the low interest rate environment during the three months ended September 30, 2012.

Interest income on other interest-earning assets increased by $13,000 or 100.0% to $26,000 for the three months ended September 30, 2012 from $13,000 for the three months ended September 30, 2011. This increase was primarily due to an increase of $15.3 million or 21.2% in the average balance of other interest-earning assets to $87.5 million for the three months ended September 30, 2012 from $72.2 million for the three months ended September 30, 2011. The average yield on other interest-earning assets increased slightly to 0.12% for the three months ended September 30, 2012 from 0.07% for the three month ended September 30, 2011. The static nature of the average yield on other interest earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last two years. The increase in the average balance of other interest earning assets is primarily attributable to the completion of the acquisition of Allegiance Community Bank.

Total interest expense decreased by $481,000 or 14.4% to $2.85 million for the three months ended September 30, 2012 from $3.33 million for the three months ended September 30, 2011. The decrease resulted primarily from a decrease in the average cost of interest bearing liabilities of thirty-one basis points to 1.15% for the three months ended September 30, 2012 from 1.46% for the three months ended September 30, 2011, partially offset by an increase in the balance of average interest bearing liabilities of $77.5 million or 8.5% to $992.0 million for the three months ended September 30, 2012 from $914.5 million for the three months ended September 30, 2011. The increase in the balance of average interest bearing liabilities is primarily attributable to the completion of the acquisition of Allegiance Community Bank. The decrease in the average cost reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $1.6 million and $800,000 for the three month periods ended September 30, 2012 and 2011, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) our level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2012, the Bank experienced $1.1 million in net charge-offs, (consisting of $1.1 million in charge-offs and no recoveries). During the three months ended September 30, 2011, the Bank experienced $476,000 in net charge-offs, (consisting of $476,000 in charge-offs and no recoveries). The Bank had non-performing loans totaling $25.0 million or 2.91% of gross loans at September 30, 2012, $47.8 million or 5.61% of gross loans at December 31, 2011 and $41.8 million or 5.50% of gross loans at September 30, 2011. The decrease in non-performing loans resulted primarily from two sales totaling approximately $25.9 million in non-performing loans during the nine months ended September 30, 2012. The primary reason for this transaction was the elimination of carrying and legacy costs associated with these non-interest earning assets. The sale of non-performing loans for the three months ended September 30, 2012 of $8.3 million resulted in a pre-tax loss of approximately $3.5 million. The allowance for loan losses was $11.9 million or 1.38% of gross loans at September 30, 2012, $10.5 million or 1.23% of gross loans at December 31, 2011 and $9.0 million or 1.19% of gross loans at September 30, 2011. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate as of September 30, 2012, December 31, 2011 and September 30, 2011.

We experienced a $3.1 million non-interest loss for the three months ended September 30, 2012 compared with non-interest income of $182,000 for the three months ended September 30, 2011. The non-interest loss resulted primarily from the aforementioned $3.5 million loss on sale of non-performing loans partially offset by a $292,000 or 384.2% increase in fees and service charges to $368,000 for the three months ended September 30, 2012 primarily due to increases in deposit account service charges, loan application fees, and late charges from $76,000 for the three months ended September 30, 2011, and an increase in gain on sale of loans of $98,000 or 51.6% to $288,000 for the three months ended September 30, 2012 from $190,000 for the three months ended September 30, 2011. The increase in gain on sale of loans occurred primarily as a result of the active local market for refinancing one-to four-family residential mortgages, aided in large part by the low interest rate environment. The Bank also recorded an increase on loss on sale of real estate owned of $260,000 or 214.9% to a loss of $381,000 for the three months ended September 30, 2012 from a loss of $121,000 for the three months ended September 30, 2011.

Total non-interest expense increased by $1.87 million or 27.7% to $8.62 million for the three months ended September 30, 2012 from $6.75 million for the three months ended September 30, 2011. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Allegiance Community Bank in October 2011. Salaries and employee benefits expense increased by $551,000 or 17.1% to $3.78 million for the three months ended September 30, 2012 from $3.23 million for the three months ended September 30, 2011. This increase occurred primarily as a result of an increase in the number of full time equivalent employees to 205 at September 30, 2012, from 166 at September 30, 2011. Occupancy expense increased by $112,000 or 15.1% to $855,000 for the three months ended September 30, 2012 from $743,000 for the three months ended September 30, 2011. Equipment expense increased by $86,000 or 8.1% to $1.15 million for the three months ended September 30, 2012 from $1.06 million for the three months ended September 30, 2011. The primary component of this expense item is data service provider expense which increases with the growth in the Bank’s assets. Professional fees increased by $750,000 or 126.3% to $1.34 million for the three months ended September 30, 2012 from $594,000 for the three months ended September 30, 2011. The increase is primarily due to the settlement of several legacy lawsuits that arose as a result of the business combination transaction with Pamrapo Bancorp, Inc. Directors’ fees decreased by $12,000 or 6.7% to $168,000 for the three months ended September 30, 2012 from $180,000 for the three months ended September 30, 2011. Regulatory assessments increased by $172,000 or 141.0% to $294,000 for the three months ended September 30, 2012 from $122,000 for the three months ended September 30, 2011. Advertising expense increased by $10,000 or 8.7% to $125,000 for the three months ended September 30, 2012 from $115,000 for the three months ended September 30, 2011. Merger related expenses decreased by $81,000 to no corresponding entry for the three months ended September 30, 2012 from $81,000 for the three months ended September 30, 2011. Other non-interest expense increased by $284,000 or 45.6% to $907,000 for the three months ended September 30, 2012 from $623,000 for the three months ended September 30, 2011. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Index

The income tax constituted an income tax benefit of $1.7 million for the three months ended September 30, 2012 compared with a tax provision of $840,000 for the three months ended September 30, 2011, reflecting the loss during the three months ended September 30, 2012 primarily as a result of the previously mentioned non-performing loan sale completed during the three months ended September 30, 2012. The consolidated effective tax rate for the three months ended September 30, 2012 was a tax benefit of 56.4% compared to a tax provision of 41.4% for the three months ended September 30, 2011.

Nine Months of Operations

We experienced a net loss of $3.12 million for the nine months ended September 30, 2012 compared with net income of $5.06 million for the nine months ended September 30, 2011. The net loss was due to increases in the non-interest expense and provision for loans losses along with a decrease in non-interest income, partially offset by an increase in net interest income and a decrease in the income tax provision. Net interest income increased by $1.85 million or 6.4% to $30.80 million for the nine months ended September 30, 2012 from $28.95 million for the nine months ended September 30, 2011. This increase in net interest income resulted primarily from an increase of $95.1 million or 8.8% in the average balance of interest earning assets to $1.171 billion for the nine months ended September 30, 2012 from $1.076 billion for the nine months ended September 30, 2011, partially offset by a decrease in the average yield on interest earning assets to 4.55% for the nine months ended September 30, 2011 from 4.84% for the nine months ended September 30, 2011. The average balance of interest bearing liabilities increased by $91.7 million or 9.9% to $1.014 billion for the nine months ended September 30, 2012 from $922.7 million for the nine months ended September 30, 2011, while the average cost of interest bearing liabilities decreased to 1.21% for the nine months ended September 30, 2012 from 1.46% for the nine months ended September 30, 2011. As a consequence of the aforementioned, our net interest margin decreased to 3.51% for the nine months ended September 30, 2012 from 3.59% for the nine months ended September 30, 2011. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities reflects the completion of the acquisition of Allegiance Community Bank.

Interest income on loans receivable increased by $2.34 million or 7.1% to $35.36 million for the nine months ended September 30, 2012 from $33.02 million for the nine months ended September 30, 2011. The increase was primarily attributable to an increase in the average balance of loans receivable of $72.2 million or 9.2% to $857.1 million for the nine months ended September 30, 2012 from $784.9 million for the nine months ended September 30, 2011, partially offset by a decrease in the average yield on loans receivable to 5.50% for the nine months ended September 30, 2012 from 5.61% for the nine months ended September 30, 2011. The increase in the average balance of loans is primarily attributable to the completion of the acquisition of Allegiance Community Bank. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

Interest income on securities decreased by $1.43 million or 24.0% to $4.53 million for the nine months ended September 30, 2012 from $5.96 million for the nine months ended September 30, 2011. This decrease was primarily due to a decrease in the average balance of securities held-to-maturity of $6.7 million or 3.1% to $211.5 million for the nine months ended September 30, 2012 from $218.2 million for the nine months ended September 30, 2011, partially offset by a decrease in the average yield of securities held-to-maturity to 2.86% for the nine months ended September 30, 2012 from 3.64% for the nine months ended September 30, 2011. The decrease in the average yield reflects the low interest rate environment during the nine months ended September 30, 2012.

Interest income on other interest-earning assets increased by $32,000 or 54.2% to $91,000 for the nine months ended September 30, 2012 from $59,000 for the nine months ended September 30, 2011. This increase was primarily due to an increase of $29.5 million or 40.2% in the average balance of other interest-earning assets to $102.8 million for the nine months ended September 30, 2012 from $73.3 million for the nine months ended September 30, 2011. The average yield on other interest-earning assets remained relatively static at 0.12% for the nine months ended September 30, 2012 and 0.11% for the nine months ended September 30, 2011. The static nature of the average yield on other interest-earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last two years. The increased balance of other interest earning assets reflects management’s decision to have higher liquid investments during a period of historically low interest rates.

Total interest expense decreased by $906,000 or 9.0% to $9.18 million for the nine months ended September 30, 2012 from $10.09 million for the nine months ended September 30, 2011. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities of twenty-five basis points to 1.21% for the nine months ended September 30, 2012 from 1.46% for the nine months ended September 30, 2011, partially offset by an increase in the balance of average interest-bearing liabilities of $91.7 million or 9.9% to $1.014 billion for the nine months ended September 30, 2012 from $922.7 million for the nine months ended September 30, 2011. The increase in the balance of average interest- bearing liabilities is primarily attributable to the completion of the acquisition of Allegiance Community Bank. The decrease in the average cost reflects the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $3.4 million for the nine months ended September 30, 2012 and $1.6 million for the nine months ended September 30, 2011. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2012, the Bank experienced $1.99 million in net charge-offs (consisting of $1.99 million in charge-offs and no recoveries). During the nine months ended September 30, 2011, the Bank experienced $977,000 in net charge-offs (consisting of $1.0 million in charge-offs and $25,000 in recoveries). The Bank had non-performing loans totaling $25.0 million or 2.91% of gross loans at September 30, 2012, $47.8 million or 5.61% of gross loans at December 31, 2011 and $41.8 million or 5.50% of gross loans at September 30, 2011. The decrease in non-performing loans resulted primarily from the sales of approximately $25.9 million in non-performing loans during the second quarter and third quarters of 2012. The primary reason for this transaction was the elimination of carrying and legacy costs associated with these non-interest earning assets. These sales resulted in a pre-tax loss of approximately $10.8 million. The allowance for loan losses was $11.9 million or 1.38% of gross loans at September 30, 2012, $10.5 million or 1.23% of gross loans at December 31, 2011 and $9.0 million or 1.19% of gross loans at September 30, 2011. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2012, December 31, 2011 and September 30, 2011.

Total non-interest income (loss) was a loss of $8.25 million for the nine months ended September 30, 2012 compared with income of $1.09 million for the nine months ended September 30, 2011. The decrease in non-interest income resulted primarily from the aforementioned $10.8 million loss on sale of non-performing loans partially offset by an increase of $363,000 or 61.1% in gain on sale of loans originated for sale to $957,000 for the nine months ended September 30, 2012 from $594,000 for the nine months ended September 30, 2011. The increase in gain on sale of loans originated for sale occurred primarily as a result of the active local market for refinancing one-four family residential mortgages, aided in large part by the low interest rate environment. In addition, the Bank sold approximately $10.6 million of commercial business loans acquired in the Allegiance Community Bank acquisition which resulted in a gain of approximately $286,000. Gain on sale of securities held to maturity increased by $206,000 or 1,144.4% to $224,000 for the nine months ended September 30, 2012 from $18,000 for the nine months ended September 30, 2011. Fees and service charges and other non-interest income increased by $835,000 or 113.9% to $1.57 million for the nine months ended September 30, 2012 primarily due to increases in deposit account service charges, loan application fees, and late charges from $733,000 for the nine months ended September 30, 2011. The aforementioned increases were partially offset by a $480,000 loss on the sale of certain REO properties for the nine months ended September 30, 2012 compared to a $257,000 loss for the nine months ended September 30, 2011.

Index

Total non-interest expense increased by $4.94 million or 24.7% to $24.9 million for the nine months ended September 30, 2012 from $19.96 million for the nine months ended September 30, 2011. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Allegiance Community Bank. Salaries and employee benefits expense increased by $2.46 million or 26.9% to $11.6 million for the nine months ended September 30, 2012 from $9.14 million for the nine months ended September 30, 2011. This increase occurred primarily as the result of an increase in the number of full time equivalent employees to 205 at September 30, 2012, from 166 at September 30, 2011. Occupancy expense increased by $342,000 or 15.2% to $2.59 million for the nine months ended September 30, 2012 from $2.25 million for the nine months ended September 30, 2011. Equipment expense increased by $594,000 or 18.9% to $3.75 million for the nine months ended September 30, 2012 from $3.15 million for the nine months ended September 30, 2011. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. In addition, system conversion costs following the acquisition of Allegiance Community Bank totaled approximately $250,000. Professional fees increased by $1.31 million or 123.6% to $2.37 million for the nine months ended September 30, 2012 from $1.06 million for the nine months ended September 30, 2011. The increase is primarily due to the settlement of several legacy lawsuits that arose as a result of the business combination transaction with Pamrapo Bancorp, Inc. Director fees increased by $81,000 or 16.9% to $560,000 for the nine months ended September 30, 2012 from $479,000 for the nine months ended September 30, 2011. Regulatory assessments decreased by $15,000 or 1.6% to $900,000 for the nine months ended September 30, 2012 from $915,000 for the nine months ended September 30, 2011 primarily due to the new assessment base methodology pursuant to the Dodd-Frank Act which lowered the Bank’s insurance premium. Advertising expense increased by $78,000 or 26.6% to $371,000 for the nine months ended September 30, 2012 from $293,000 for the nine months ended September 30, 2011. Merger related expenses decreased by $337,000 to no corresponding entry for the nine months ended September 30, 2012 from $337,000 for the nine months ended September 30, 2011. Other non-interest expense increased by $419,000 or 17.8% to $2.77 million for the nine months ended September 30, 2012 from $2.35 million for the nine months ended September 30, 2011. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income taxes constituted an income tax benefit of $2.63 million for the nine months ended September 30, 2012 compared with a tax provision of $3.42 million for the nine months ended September 30, 2011, reflecting the loss during the nine month period ended September 30, 2012 primarily as a result of the previously mentioned non-performing loan sales completed during the nine months ended September 30, 2012. The consolidated effective tax rate for the nine months ended September 30, 2012 was a tax benefit of 45.8% compared to tax provision of 40.3% for the nine months ended September 30, 2011.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2012. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2012. The following sets forth the Company’s NPV as of that date.

Change in	Net Portfolio	$ Change from	% Change from	NPV as a % of Assets
Calculation	Value	PAR	PAR	NPV Ratio	Change
+300bp	$88,846	$(30,422)	-25.51%	7.96%	-198 bps
+200bp	107,604	(11,664)	-9.78	9.36	-58 bps
+100bp	117,688	(1,580)	-1.33	10.00	06 bps
PAR	119,268	—	—	9.94	—
-100bp	120,844	1,576	1.32	9.95	01 bps

bp – basis points

The table above indicates that as of September 30, 2012, in the event of a 100 basis point increase in interest rates, we would experience a 1.33% decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of September 30, 2012 we were not involved in any material legal proceedings, the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

On or about December 2, 2009, BCB Bancorp, Inc. and BCB Community Bank became aware of a complaint filed in the Superior Court of New Jersey, Hudson County against Pamrapo Bancorp and Pamrapo Savings Bank and its Directors. The suit, Campbell vs. Pamrapo Bancorp, Inc. was brought by William Campbell, who was the largest shareholder of Pamrapo Bancorp and was Pamrapo Bank’s former president and chief executive officer until February 13, 2009. Campbell’s complaint alleges, among other things, that the Directors of Pamrapo Bancorp breached their fiduciary duties to shareholders in connection with the entry into the agreement and plan of merger with BCB, pursuant to which Pamrapo Bancorp and Pamrapo Savings Bank merged into BCB Bancorp and BCB Community Bank, with BCB as the surviving entity. Campbell unsuccessfully attempted to permanently enjoin the merger, and now seeks unspecified damages and his attorneys’ fees and costs associated with investigations by the Department of Justice and Office of Thrift Supervision into Campbell’s actions while he was the President and Chief Executive Officer of Pamrapo Bank. BCB Bancorp and BCB Community Bank are involved in the lawsuit by virtue of being the surviving entities following the merger. The parties have agreed to a settlement in the amount of $225,000.

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

The Company is the successor to Pamrapo Bancorp, Inc., in a shareholder derivative lawsuit Kube, et al., v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity. On May 9, 2012, the Company obtained partial summary judgment. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. The Company is currently appealing the court’s decision to award interim legal fees.

The Company is a named defendant in the lawsuit Armstrong v. BCB Bancorp, Inc., and Brian M. Campbell, which was filed in the Superior Court of New Jersey, Atlantic County, Law Division, on September 27, 2011. The Company is a named defendant in the lawsuit as the successor to Pamrapo Bancorp, Inc. The lawsuit accuses Brian Campbell, the former Managing Director of Pamrapo Service Corporation, a wholly-owned subsidiary of Pamrapo Bancorp, Inc., of various violations of federal and state securities laws, fraud, breach of fiduciary duty and negligence. The case is in the discovery phase. The plaintiff is seeking unspecified damages.

Index

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

At September 30, 2012, the Company had $60.5 million in classified loans of which $6.1 million were classified as doubtful, $29.4 million were classified as substandard and $25.0 million were classified as special mention. In addition, at that date we had $25.0 million in non-accruing loans. While we have adhered to stringent underwriting standards in the origination of loans, a large percentage of our loan portfolio was obtained in connection with our acquisition of Pamrapo Bancorp, Inc. and Allegiance Community Bank. In addition, there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

The effects of Hurricane Sandy impacted our operations and disrupted our branch network and potentially affected loan facilities in those areas affected by the storm. Under such circumstances our profitability will be adversely affected.

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Bank’s market area has been significantly impacted by the storm which resulted in widespread flooding, wind damage, and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week, all of our offices were fully functional. We have begun the process of assessing whether the underlying collateral of any loan facilities we have in those areas affected by the storm have suffered damage and possible loss of value. Additionally, we are in the process of determining whether or not the storm has impacted our borrowers’ ability to repay their obligations to the Bank. The Bank is generally named as a loss payee on hazard and flood insurance policies covering collateral properties and carries both mortgage impairment and business interruption insurance. These policies could mitigate losses that the Bank may sustain due to the effects of the hurricane. Presently, that process remains on-going and it is premature to determine what, if any impact this may have on our level of loan losses or non-performing loans. Predicted upon the completion of the aforementioned, the Company may experience increased levels of non-performing loans and loan losses which may negatively impact future operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On May 9, 2012, the Company announced a sixth stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. The Company’s stock purchases for the three months ended September 30, 2012 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased
July 1-July 31, 2012	59,126	$10.35	59,126	472,355
August 1- August 31, 2012	147,281	$10.56	206,407	325,074
September 1- September 30, 2012	76,830	$10.45	283,237	248,244
Total	283,237	$10.49	283,237	248,244

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

BCB BANCORP, INC.

Date: November 9, 2012	By:	/s/ Donald Mindiak
Donald Mindiak
President and Chief Executive Officer

Date: November 9, 2012	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Chief Financial Officer

