Form 10-K
period 2012-12-31
BCB BANCORP INC
filed 2013-03-18
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal ended December 31, 2012.

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

YES ☒          NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐          NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, as reported by the Nasdaq Capital Market, was approximately $75.9 million.

As of March 1, 2013, there were issued 8,473,583 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

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

ii

PART I

ITEM 1. BUSINESS

BCB Bancorp, Inc.

BCB Bancorp, Inc. (the “Company”) is a New Jersey corporation, and is the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. At December 31, 2012 we had $1.17 billion in consolidated assets, $940.8 million in deposits and $91.6 million in consolidated stockholders’ equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. We changed our name from Bayonne Community Bank to BCB Community Bank in April of 2007. On October 14, 2011, the Bank completed its acquisition of Allegiance Community Bank. At December 31, 2012, we operated through eleven branches in Bayonne, Jersey City, Hoboken, Monroe Township, South Orange, and Woodbridge, New Jersey and through our executive office located at 104-110 Avenue C and our administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. Our deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) and we are a member of the Federal Home Loan Bank System.

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

Recent Development

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Bank’s market area was significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week all of our offices were fully functional. Our assessment of the underlying collateral of our loan facilities we have in those areas affected by the storm that may have suffered damage and possible loss of value has resulted in a preliminary conclusion that while our qualitative and quantitative analysis is progressing, initial indications are that asset balances of the Bank in the affected area are approximately $41.6 million, which encompasses roughly one hundred six properties. Additionally, we are in the process of determining whether or not the storm has impacted our borrowers’ ability to repay their obligations to the Bank. The Bank is generally named as a loss payee on hazard and flood insurance policies covering collateral properties and carries both mortgage impairment and business interruption insurance. These policies should mitigate losses that the Bank may sustain due to the effects of the hurricane. Presently, that process remains on-going and it is premature to determine what, if any impact this may have on our level of loan losses or non-performing loans. Predicated upon the completion of the aforementioned, the Company may experience increased levels of non-performing loans and losses which may negatively impact future operating results.

At December 31, 2012, the Company closed a private placement of its Series A noncumulative perpetual preferred stock, par value $0.01 per share (“preferred stock”). The Company sold $8.65 million to certain investors at a purchase price of $10,000 per share. The net proceeds of the private placement are expected to be used primarily to support the capital of BCB Community Bank.

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service. Management’s and the Board of Directors’ extensive knowledge of the Hudson County market differentiates us from our competitors. Our business strategy incorporates the following elements: maintaining a community focus, focusing on profitability, continuing our growth, concentrating on real estate based lending, capitalizing on market dynamics, providing attentive and personalized service and attracting highly qualified and experienced personnel. As a result, our decision to sell a portion of our non-performing loan portfolio allowed us to significantly reduce our non-performing loan balances compared to prior periods. Management’s efforts to reduce these balances remain on-going and we continue to research and implement initiatives to further mitigate those risks associated with elevated levels of non-performing loans.

Maintaining a community focus. Our management and Board of Directors have strong ties to the communities we serve. Many members of the management team are Bayonne natives and are active in the community through non-profit board membership, local business development organizations, and industry associations. In addition, our board members are well established professionals and business people in the communities we serve. Management and the Board are interested in making a lasting contribution to these communities and have succeeded in attracting deposits and loans through attentive and personalized service.

Strengthening our balance sheet while returning to profitability. For the year ended December 31, 2012, our loss on average equity was 2.26% and our loss on average assets was 0.17%. Our loss per diluted share was $0.23 for the year ended December 31, 2012 compared to earnings per diluted share of $0.64 for the year ended December 31, 2011. Earnings per share results have come under pressure recently, primarily as a result of the pervasive economic downturn in both the national and local economy as well as several unusual events, including the sale of non-performing loans during 2012 to strengthen our statements of financial condition, and the effects of Hurricane Sandy. During 2012, we sold $25.9 million in non-performing loans in an effort to reduce the overhang and cost associated with these non-performing assets. Management is committed to strengthening the Bank’s statements of financial condition and returning to profitability by diversifying the products, pricing and services we offer. As a result of our efforts, our loans delinquent over 90 days have decreased from $39.6 million at December 31, 2011 to $14.8 million at December 31, 2012.

Concentrating on real estate-based lending. A primary focus of our business strategy is to originate loans secured by commercial and multi-family properties. Such loans provide higher returns than loans secured by one- to four-family real estate. As a result of our underwriting practices, including debt service requirements for commercial real estate and multi-family loans, management believes that such loans offer us an opportunity to obtain higher returns, in the absence of a measurable increased level of risk.

Capitalizing on market dynamics. The consolidation of the banking industry in Hudson County, New Jersey has provided a unique opportunity for a customer focused banking institution, such as the Bank. We believe our local roots and community focus provides the Bank with an opportunity to capitalize on the consolidation in our market area. This consolidation has moved decision making away from local, community-based banks to much larger banks headquartered outside of New Jersey. We believe our local roots and community focus provides the Bank with an opportunity to capitalize on the consolidation in our market area.

Providing attentive and personalized service. Management believes that providing attentive and personalized service is the key to gaining deposit and loan relationships in Bayonne and its surrounding communities. Since we began operations, our branches have been open seven (7) days a week.

Attracting highly experienced and qualified personnel. An important part of our strategy is to hire bankers who have prior experience in the markets we serve, as well as pre-existing business relationships. Our management team has an average of over 27 years of banking experience, while our lenders and branch personnel have significant prior experience at community banks and regional banks throughout New Jersey. Management believes that its knowledge of these markets has been a critical element in the success of BCB Community Bank. Management’s extensive knowledge of the local communities has allowed us to develop and implement a highly focused and disciplined approach to lending and has enabled the Bank to attract a high percentage of low cost deposits.

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

Our market area has a high level of commercial business activity. Businesses are concentrated in the service sector and retail trade areas. Major employers in our market area include certain medical centers and local boards of education. As a result of Hurricane Sandy, a significant number of businesses in our market area sustained losses which resulted in reduced economic activity during the last two months of 2012 and into 2013.

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

	At December 31,
	2012		2011		2010		2009		2008

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Type of loans:	(Dollars in Thousands)
Real estate loans:
One- to four-family	$202,926	21.68%	$218,085	25.58%	$234,435	29.98%	$76,490	18.70%	$74,039	17.94%
Construction	23,310	2.49	17,000	1.99	17,848	2.28	51,330	12.55	62,483	15.14
Commercial and multi-family	588,268	62.84	472,424	55.42	410,212	52.45	223,792	54.71	223,179	54.07
Home equity(2)	60,393	6.45	69,075	8.10	63,603	8.13	34,298	8.39	38,065	9.22
Commercial business(1)	59,668	6.37	74,573	8.75	54,160	6.93	22,487	5.50	14,098	3.42
Consumer	1,634	0.17	1,308	0.16	1,816	0.23	641	0.15	920	0.21

Total	936,199	100.00%	852,465	100.00%	782,074	100.00%	409,038	100.00%	412,784	100.00%
Less:
Deferred loan fees, net	1,535		1,193		556		522		654
Allowance for loan losses	12,363		10,509		8,417		6,644		5,304
Total loans, net	$922,301		$840,763		$773,101		$401,872		$406,826

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2012. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. Variable-rate loans are shown as due at the time of repricing. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due After 5 Years	Total
	(In Thousands)
One- to four-family	$75	$4,132	$198,719	$202,926
Construction	14,070	6,045	3,195	23,310
Commercial business(1)	24,688	15,559	19,421	59,668
Commercial and multi-family	9,970	41,300	536,998	588,268
Home equity(2)	282	8,728	51,383	60,393
Consumer	327	406	901	1,634
Total amount due	$49,412	$76,170	$810,617	$936,199

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Predetermined or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2012 that are due after December 31, 2013, and have predetermined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family	$184,365	$18,486	$202,851
Construction	1,697	7,543	9,240
Commercial business(1)	13,410	21,570	34,980
Commercial and multi-family	165,946	412,352	578,298
Home equity(2)	41,928	18,183	60,111
Consumer	1,026	281	1,307
Total amount due	$408,372	$478,415	$886,787

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years. Our largest commercial loan had a principal balance of $12.9 million at December 31, 2012, was secured by commercial property and was performing in accordance with its terms on that date. Our largest multi-family loan had a principal balance of $8.0 million at December 31, 2012. This loan was performing in accordance with its terms on that date.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. The borrower’s creditworthiness and the feasibility and cash flow potential of the project is of primary concern in commercial and multi-family real estate lending. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. As a result of Hurricane Sandy, a number of our commercial borrowers have had diminished cash flows which may continue over a period of time and which may impair the ability of these borrowers to comply with the terms of their commercial loans. We are monitoring these loans to identify weaknesses, including a higher level of delinquencies. We intend to continue emphasizing the origination of loans secured by commercial real estate and multi-family properties.

One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located primarily in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance. We originate both fixed rate and adjustable rate loans. One- to four-family loans may have terms of up to 30 years. The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years. We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30-year amortization period. We offer these loans with a fixed rate for the first five years with repricing every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan. We also broker for a third party lender one- to four-family residential loans, which are primarily fixed rate loans with terms of 30 years. Our loan brokerage activities permit us to offer customers longer-term fixed rate loans we would not otherwise originate while providing a source of fee income. During 2012, we originated for sale $31.5 million in one- to four-family loans and recognized gains of $665,000 from the sale of such loans.

As a result of Hurricane Sandy, the homes collateralizing a number of our one-to four-family loans have been severely damaged. We are assessing the impact of the hurricane on our borrowers’ ability to service their loans in accordance with their terms, and the impaired value of the underlying collateral. All of our one- to four-family mortgages include “due on sale” clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing our single-family residential loans are made by state certified and licensed independent appraisers approved by our Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. As a result of Hurricane Sandy, we anticipate that appraised home values in our market area will be significantly lower than would otherwise be the case. At our discretion, we obtain either title insurance policies or attorneys’ certificates of title on all first mortgage real estate loans originated. We also require fire and casualty insurance on all properties securing our one- to four-family loans. We also require the borrower to obtain flood insurance where appropriate. In some instances, we charge a fee equal to a percentage of the loan amount commonly referred to as points.

Construction Loans. We offer loans to finance the construction of various types of commercial and residential property. Construction loans to builders generally are offered with terms of up to eighteen months and interest rates are tied to the prime rate plus a margin. These loans generally are offered as adjustable rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. As of December 31, 2012, our largest construction loan was $4.3 million, of which $1.6 million was disbursed. This construction loan has been made for the construction of eleven condominium units. As of December 31, 2012, this loan was performing in accordance with its terms.

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

Home Equity Loans and Home Equity Lines of Credit. We offer home equity loans and lines of credit that are secured by the borrower’s primary residence. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 15 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one- to four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral. At December 31, 2012, the outstanding balances of home equity loans and lines of credit totaled $60.4 million, or 6.45% of total loans.

Commercial Business Loans. Our commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income. Our underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant’s business. Commercial business loans are generally made to small and mid-sized companies located within the State of New Jersey. In most cases, we require collateral of real estate, equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. Our largest commercial business loan at December 31, 2012 was an unsecured line of credit loan to a local Board of Education for $15.0 million, of which $7.3 million was dispersed. This loan was performing in accordance with its terms as of that date.

Commercial business loans generally have higher rates and shorter terms than one- to four-family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. As a result of Hurricane Sandy, economic activity in our market area has been disrupted and many of our commercial business borrowers have had their businesses impaired. Until our business borrowers recover from the effects of Hurricane Sandy we may experience higher than customary levels of delinquencies and losses.

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

Loan Approval Authority and Underwriting. We establish various lending limits for executive management and also maintain a loan committee. The loan committee is comprised of the Chairman of the Board, the President, the Senior Lending Officer and a minimum of five non-employee members of the Board of Directors. The President or the Senior Lending Officer, together with one other loan officer, have authority to approve applications for real estate loans up to $500,000, other secured loans up to $500,000 and unsecured loans up to $25,000. The loan committee considers all applications in excess of the above lending limits and the entire board of directors ratifies all such loans.

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

Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 90 days from the date of issuance. At December 31, 2012, our outstanding loan origination commitments totaled $39.1 million, standby letters of credit totaled $2.4 million, outstanding construction loans in progress totaled $13.8 million and undisbursed lines of credit totaled $41.8 million.

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

Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued. Income is subsequently recognized only to the extent that cash payments are received until delinquency status is reduced to less than ninety days, in which case the loan is returned to accrual status. At December 31, 2012, we had $20.1 million in non-accruing loans. Our largest exposure of non-performing loans consisted of a relationship with one borrowing entity which is collateralized by two commercial strip malls whose balance at December 31, 2012 was $1.6 million. Presently, there is a pending contract for sale on one of the properties, which upon consummation, will reduce the outstanding balance to approximately $600,000.00. This facility will remain in foreclosure until such time as the property is sold. While there has been a certain level of depreciation of the underlying collateral, the Bank believes that upon conveyance and ultimate disposition of these two properties, the Bank will not incur a loss on these facilities.

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2012, we had one hundred forty-five loans with an unpaid principal balance totaling $47.6 million which are classified as impaired and on which loan loss allowances totaling $2.1 million have been established. During 2012, interest income of $2.1 million was recognized on impaired loans during the time of impairment.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2012				At December 31, 2011
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-
family residential	10	$1,941	10	$2,348	8	$2,495	38	$11,847
Construction	1	1,174	1	130	1	130	8	3,660
Home equity	7	717	12	1,516	13	1,018	19	1,181
Commercial and multi-family	11	5,245	22	9,275	14	6,340	56	21,080
Total	29	9,077	45	13,269	36	9,983	121	37,768

Commercial business	2	152	9	1,514	—	—	11	1,785
Consumer	—	—	—	—	1	10	—	—
Total delinquent loans	31	$9,229	54	$14,783	37	$9,993	132	$39,553

Delinquent loans to total loans		0.99%		1.58%		1.17%		4.64%

	At December 31, 2010				At December 31, 2009
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-
family residential	9	$3,706	48	$15,115	3	$3,973	5	$1,559
Construction	—	—	7	2,773	—	—	7	4,343
Home equity	7	694	20	1,632	2	517	2	251
Commercial and multi-family	9	5,391	64	21,147	5	2,729	8	5,280
Total	25	9,791	139	40,667	10	7,219	22	11,433

Commercial business	4	456	5	861	1	369	1	500
Consumer	1	5	4	283	—	—	—	—
Total delinquent loans	30	$10,252	148	$41,811	11	$7,588	23	$11,933

Delinquent loans to total loans		1.31%		5.35%		1.86%		2.92%

	At December 31, 2008
	60-90 Days		Greater Than 90 Days
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-
family residential	3	$1,507	4	$1,213
Construction	1	360	—	—
Home equity	—	—	—	—
Commercial and multi-family	2	265	5	2,515
Total	6	2,132	9	3,728

Commercial business	—	—	—	—
Consumer	—	—	—	—
Total delinquent loans	6	$2,132	9	$3,728

Delinquent loans to total loans		0.51%		0.90%

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family residential	$2,163	$15,511	$15,115	$1,559	$1,213
Construction	130	4,040	2,773	4,343	—
Home equity	1,564	1,729	1,632	251	—
Commercial and multi-family	13,043	22,280	21,147	5,280	2,515
Commercial business	3,159	4,265	861	500	—
Consumer	—	—	283	—	—
Total	20,059	47,825	41,811	11,933	3,728

Accruing loans delinquent more than 90 days:
One-to four-family residential	1,223	—	—	—	—
Construction	—	—	—	—	—
Home equity	227	—	—	—	—
Commercial and multi-family	1,386	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total	2,836	—	—	—	—

Total non-performing loans	22,895	47,825	41,811	11,933	3,728
Foreclosed assets	3,274	6,570	3,602	1,270	1,435

Total non-performing assets	$26,169	$54,395	$45,413	$13,203	$5,163
Total non-performing assets as a percentage of total assets
	2.23%	4.47%	4.10%	2.09%	0.89%
Total non-performing loans as a percentage of total loans
	2.45%	5.61%	5.35%	2.92%	0.90%

For the year ended December 31, 2012, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $1.06 million. We received and recorded $649,000 in interest income for such loans for the year ended December 31, 2012.

Classified Assets. Our policies provide for a classification system for problem assets. When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2012, we had $5.7 million in assets classified as doubtful, of which $5.7 million were classified as impaired, $22.2 million in assets classified as substandard, of which $18.6 million were classified as impaired and $25.1 million in assets classified as special mention, of which $17.3 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued. As a result of Hurricane Sandy, our levels of classified assets are expected to remain elevated through at least the first half of 2013.

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

The methodology includes the segregation of the loan portfolio into two divisions. Loans that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance of performing loans is evaluated based on historical loan experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans are loans which are more than 60 days delinquent or troubled debt restructured. These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. As of December 31, 2012, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the restructured loan. The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision.  Management must make estimates using assumptions and information that is often subjective and subject to change.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2012	2011	2010	2009	2008
		(Dollars in Thousands)

Balance at beginning of period	$10,509	$8,417	$6,644	$5,304	$4,065

Charge-offs:
One- to four-family residential	793	122	—	—	—
Construction	292	687	15	—	90
Commercial business(1)	612	24	351	—	3
Commercial and multi-family	1,360	1,173	323	205	—
Home equity(2)	24	—	—	—	—
Consumer	—	27	—	7	8
Total charge-offs	3,081	2,033	689	212	101

Recoveries	35	25	12	2	40
Net charge-offs	3,046	2,008	677	210	61
Provisions charge to operations	4,900	4,100	2,450	1,550	1,300
Ending balance	$12,363	$10,509	$8,417	$6,644	$5,304

Ratio of non-performing assets to total assets at the end of period	2.23%	4.47%	4.10%	2.09%	0.89%
Allowance for loan losses as a percent of total loans outstanding	1.32%	1.23%	1.08%	1.62%	1.28%

Ratio of net charge-offs during the period to total loans outstanding at end of the period	0.33%	0.24%	0.09%	0.05%	0.01%
Ratio of net charge-offs during the period to non-performing loans	13.30%	4.20%	1.62%	1.79%	1.64%

_____________________

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

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
	(Dollars in Thousands)
Type of loan:
One- to four-family	$1,967	21.68%	$2,679	25.58%	$171	29.98%	$430	18.70%	$688	17.94%
Construction	959	2.49	304	1.99	426	2.28	1,437	12.55	941	15.14
Home equity	475	6.45	677	8.10	204	8.13	186	8.39	167	9.22
Commercial and multi-family	8,051	62.84	5,798	55.42	6,179	52.45	4,184	54.71	3,175	54.07
Commercial business	820	6.37	1,041	8.75	1,286	6.93	365	5.50	216	3.42
Consumer	59	0.17	10	0.16	18	0.23	42	0.15	117	0.21
Unallocated	32	—	—	—	133	—	—	—	—	—
Total	$12,363	100.00%	$10,509	100.00%	$8,417	100.00%	$6,644	100.00%	$5,304	100.00%

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

Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as held-to-maturity, available for sale or trading. As of December 31, 2012, the amortized cost of securities classified as held-to-maturity was $164.6 million. We had $1.2 million in securities classified as available for sale, and no securities classified as trading. Securities classified as available for sale are reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. As of December 31, 2012, our securities classified as held-to-maturity had a fair value of $171.6 million. Changes in the fair value of securities classified as held-to-maturity or available for sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2012, management concluded that all unrealized losses were temporary in nature since they are related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Company has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses. While these securities were classified as held to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the year ended December 31, 2012, proceeds from sales of securities held to maturity totaled approximately $30.6 million and resulted in gross gains of $405,000 and gross losses of $56,000.

As of December 31, 2012, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and (iv) certificates of deposit. The Board of Directors may authorize additional investments. As of December 31, 2012, we no longer had a U.S. Government agency securities portfolio. The decrease during 2012 reflects the exercise of call options of $6.3 million in U.S. government agency securities.

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

Securities Portfolio. The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2012	2011	2010
	(In Thousands)
Securities available for sale:
Equity securities	$1,240	$1,045	$1,098
Securities held to maturity:
U.S. Government and Agency securities	—	6,315	30,838
Mortgage-backed securities	162,909	198,877	126,955
Corporate subordinated notes	—	—	6,000
Municipal obligations	1,363	1,370	1,376
Trust originated preferred security	376	403	403
Total securities held to maturity	164,648	206,965	165,572
FHLB stock	7,698	7,498	6,723
Total investment securities	$173,586	$215,508	$173,393

The following table shows our securities held-to-maturity purchase sale and repayment activities for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
	(In Thousands)

Securities acquired through merger	$—	$34,969	$86,770

Purchases:
Fixed-rate	$57,331	$95,537	$104,997
Total purchases	$57,331	$95,537	$104,997

Sales:
Fixed-rate	$30,235	$2,420	$—
Total sales	$30,235	$2,420	$—

Principal Repayments:
Repayment of principal	$(67,489)	$(85,088)	$(156,757)
(Decrease) in other items, net	(1,924)	(1,605)	(2,082)
Net (decrease) increases	$(42,317)	$41,393	$32,928

Maturities of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2012 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	December 31, 2012
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value	Carrying Value	Average Yield

	(Dollars in Thousands)

Mortgage-backed securities	$—	—%	$4	5.86%	$9,480	2.28%	$153,425	3.04%	$169,771	$162,909	3.01%
Municipal obligations	—	—	—	—	388	4.96	975	5.64	1,456	1,363	5.45
Trust originated preferred security	—	—	—	—	—	—	376	7.68	376	376	7.68
Total investment securities	$—	—%	$4	5.86%	$9,868	2.39%	$154,776	3.07%	$171,603	$164,648	3.03%

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2012 and December 31, 2011 we had $6.8 million and $9.2 million in brokered deposits, respectively.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2012		2011		2010
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount

	(Dollars in Thousands)

Demand	—%	$85,950	—%	$78,589	—%	$69,471
NOW	0.25	120,765	0.54	112,605	0.85	80,775
Savings and club accounts	0.18	256,769	0.40	265,546	0.73	245,951
Money market	0.39	63,834	0.68	67,592	0.85	55,676
Certificates of deposit	1.33	413,468	1.50	453,291	1.77	434,415
Total	0.78%	$940,786	1.00%	$977,623	1.33%	$886,288

__________

(1) Represents the average rate paid during the year.

The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2012	2011	2010

	(Dollars in Thousands)

Beginning of period	$977,623	$886,288	$463,738
Net deposits(1)	(43,702)	83,010	414,034
Interest credited on deposit accounts	6,865	8,325	8,516
Total (decrease) increase in deposit accounts	(36,837)	91,335	422,550
Ending balance	$940,786	$977,623	$886,288
Percent (decrease) increase	(3.77)%	10.31%	91.12%

__________

(1) Includes deposits totaling $111,365 received in 2011 in connection with the Allegiance Community Bank acquisition and $435,810 in 2010 received in connection with the Pamrapo Bancorp, Inc., acquisition.

Jumbo Certificates of Deposit. As of December 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $234.6 million. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2012
Maturity Period	(In Thousands)
Within three months	$56,670
Three through twelve months	96,874
Over twelve months	81,034
Total	$234,578

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$210,897	51.01%	$165,931	36.60%	$—	—%
1.00% - 1.99%	108,379	26.21	172,983	38.16	312,597	71.96
2.00% - 2.99%	53,719	12.99	58,390	12.88	74,265	17.1
3.00% - 3.99%	39,757	9.62	52,382	11.56	41,004	9.44
4.00% - 4.99%	36	0.01	2,884	0.64	5,531	1.27
5.00% - 5.99%	680	0.16	721	0.16	1,018	0.23
Total	$413,468	100.00%	$453,291	100.00%	$434,415	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2012.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total

	(In Thousands)
Interest rate:
0.00% - 0.99%	$196,511	$14,272	$111	$3	$210,897
1.00% - 1.99%	69,255	29,398	2,528	7,198	108,379
2.00% - 2.99%	10,192	19,883	15,639	8,005	53,719
3.00% - 3.99%	9,523	30,234	—	—	39,757
4.00% - 4.99%	—	36	—	—	36
5.00% - 5.99%	680	—	—	—	680
Total	$286,161	$93,823	$18,278	$15,206	$413,468

Borrowings. Beginning September 7, 2010, the Federal Home Loan Bank of New York (“FHLBNY”) replaced the existing Overnight Repricing Advance Program and its associated companion products, the Overnight Line of Credit (“OLOC”), OLOC Plus, OLOC Companion, and OLOC Companion Plus with the new Overnight Advance. The new Overnight Advance permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLBNY. The Bank is no longer restricted to the previous borrowing limits of 10% (OLOC) or up to 20% (OLOC Plus) of total assets. At December 31, 2012, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $585.7 million, based on the borrowing limitations outlined in the Federal Home Loan Bank of New York’s member products guide. The total credit exposure limit to 50% of total assets is recalculated each quarter. Additionally, at December 31, 2012 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Company’s option since June 17, 2009, and quarterly thereafter.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2012	2011	2010

	(Dollars in Thousands)

Balance at end of period	$17,000	$—	$—
Average balance during period	$1,710	$—	$—
Maximum outstanding at any month end	$17,000	$—	$—
Weighted average interest rate at end of period	0.31%	—%	—%
Average interest rate during period	0.31%	—%	—%

Employees

At December 31, 2012, we had 206 full-time equivalent and 63 part-time employees. None of our employees is represented by a collective bargaining group. We believe that our relationship with our employees is good.

Subsidiaries

We have three non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2012, this company held $138.0 million in securities. With the merger with Pamrapo Bancorp. Inc., we acquired Pamrapo Service Corporation which has been inactive since May 2010. BCB New York Management, Inc. was established in October 2012 for the purpose of holding and investing in various loan products and investing in securities. For the period ended December 31, 2012, there was no activity related to this subsidiary.

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

The Dodd-Frank Act

The Dodd-Frank Act has changed the current bank regulatory structure and is affecting the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision and requires that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve Board (“Federal Reserve”) to supervise and regulate all savings and loan holding companies.

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

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. In accordance with the Dodd-Frank Act, the FDIC has promulgated rules under which assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

The Company is subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. At December 31, 2012, the Company, was considered to be a well capitalized Bank Holding Company.

The Federal Reserve may set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

As noted above, the Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In June 2012, proposed rules were issued that would implement these directives. Such changes when finalized, and others that may be proposed and implemented in the future, may affect the Company’s capital ratios and risk-adjusted assets.

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

Under the FDIC’s current risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Assessments are based on an institution’s risk category and certain specified adjustments with higher assessments applying to institutions deemed most risky.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009. In addition, the FDIC required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011. As of December 31, 2012 our prepaid FDIC premium assessment was fully utilized.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the new base is much larger than the current base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry is not significantly altered. The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. Unlike the FDIC’s Temporary Liquidity Guarantee Program, the insurance provided under the Dodd-Frank Act did not extend to low-interest NOW accounts, and there was no separate assessment on covered accounts.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2012, we paid $72,000 in FICO assessments.

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

In addition to the risk-based capital rules, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio. This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above. At December 31, 2012, the Bank’s ratio of total capital to risk-weighted assets was 14.03%. Our Tier 1 capital to risk-weighted assets was 12.78%, and our Tier 1 capital to average assets was 8.38%.

As noted above, the Dodd-Frank Act establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. In June 2012, the Federal Bank Regulators issued proposed rules that would implement the Dodd-Frank Act’s directives as well as recommendations of the international Basel Committee on Banking Supervision. The proposed rules would substantially revise capital requirements including establishing a new common equity Tier 1 requirement, certain raised risk-based requirement, and certain increased risk weights. It is not known when the rule will be finalized.

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

Under the Exchange Act, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ended December 31, 2012, our auditors are required to audit our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The effects of Hurricane Sandy impacted our operations and potentially affected loan facilities in those areas affected by the storm. Consequently, our profitability will be adversely affected.

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Bank’s market area was significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. We are assessing whether the underlying collateral of any loan facilities we have in those areas affected by the storm have suffered damage and possible loss of value. Additionally, we are determining whether or not the storm has impacted our borrowers’ ability to repay their obligations to the Bank. The Bank is generally named as a loss payee on hazard and flood insurance policies covering collateral properties and carries both mortgage impairment and business interruption insurance. These policies could mitigate losses that the Bank may sustain due to the effects of the hurricane. Presently, that process remains on-going and it is premature to determine what, if any impact this may have on our level of loan losses or non-performing loans. Predicted upon the completion of the aforementioned, the Company may experience increased levels of non-performing loans and loan losses which may negatively impact future operating results.

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate. These loans are riskier than loans secured by one- to four-family properties.

At December 31, 2012, $588.3 million, or 62.84% of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans. These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower’s business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may not be able to successfully maintain and manage our growth.

Our growth since July 2010 has primarily been driven by acquisitions. Our ability to continue to grow depends, in part, upon our ability to expand our market presence, successfully attract core deposits, identify attractive commercial lending opportunities, and identify potential acquisitions and complete such acquisitions.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2012, our allowance for loan losses totaled $12.4 million, representing 1.32% of total loans.

While we have only been operating for twelve years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, and although we had $26.2 million, or 2.23% of total assets consisting of non-performing assets at December 31, 2012, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

Net interest income is the most significant component of our operating income. We do not rely on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2012 and 2011, our net interest income was $41.7 million and $39.6 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

We own common stock of the Federal Home Loan Bank of New York. We hold the FHLBNY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBNY’s advance program. The aggregate cost and fair value of our FHLBNY common stock as of December 31, 2012 was $7.7 million based on its par value. There is no market for our FHLBNY common stock.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2012, approximately 93.5% of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

Under rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, we were required to furnish a report by our management on our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, which assessment was conducted during the fourth quarter of 2011 and the first quarter of 2012 in connection with the preparation of 2011 audited consolidated financial statements and our Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting resulting from (i) a failure to document that monitoring controls were in place with respect to outside service organizations, and that (ii) we failed to test the operating effectiveness of such controls as of December 31, 2011. The Company did test the operating effectiveness of its monitoring controls subsequent to December 31, 2011 and found them to be effective. The material weakness in our internal control over financial reporting, as described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as any other weaknesses or deficiencies that may exist or hereafter arise or be identified, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank conducts its business through an executive office, one administrative office, and eleven branch offices. Six offices have drive-up facilities. The Bank has eleven automatic teller machines at its branch facilities and two other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2012. The total net book value of the Bank’s premises and equipment at December 31, 2012 was $13.6 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C
Bayonne, New Jersey	2003	$2,743
Administrative Office
591-597 Avenue C
Bayonne, New Jersey	2010	2,628
Branch Offices
860 Broadway
Bayonne, New Jersey	2000	814	(1)
510 Broadway
Bayonne, New Jersey	2003	269	(1)
401 Washington St.
Hoboken, New Jersey	2010	76	(1)
987 Broadway
Bayonne, New Jersey	2010	706
473 Spotswood Englishtown Rd
Monroe Township, New Jersey	2010	194
611 Avenue C
Bayonne, New Jersey	2010	2,797
181 Avenue A
Bayonne, New Jersey	2010	62	(1)
211-A Washington Street
Jersey City, New Jersey	2010	52	(1)
200 Valley Street
S. Orange, New Jersey	2011	1,517
34 Main Street
Woodbridge, New Jersey	2011	227	(1)
3499 Route 9 North Suite 2A
Freehold, New Jersey	2012	40	(1)

Net book value of properties		12,125
Furnishings and equipment		1,443	(2)
Total premises and equipment		$13,568

(1) Leased Property

(2)Includes off-site ATM’s

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2012, we were not involved in any material legal proceedings, the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

The Company is a named defendant in the lawsuit Kontos v. Robbins, et al., filed in the Superior Court of New Jersey on May 15, 2012. The lawsuit alleges that Mr. Robbins, the former Chairman of the Board of Allegiance Community Bank and currently a director of the Company, and others defrauded Mr. Kontos with respect to his investment in a real estate project and induced Mr. Kontos to borrow money from Allegiance Community Bank, also a named defendant. The lawsuit seeks an unspecified dollar amount of damages, as well as equitable and other relief. Insurance coverage is currently in effect. The Company has filed its Answer to the lawsuit. The Company, after preliminary review, believes the lawsuit is without merit and frivolous. The Company intends to vigorously defend its interests in this litigation.

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

The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, is a named defendant in a shareholder derivative lawsuit, Kube, et al., v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity. On May 9, 2012, the Company obtained partial summary judgment, dismissing three of the five Counts of the Complaint. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. The Company’s obligation to pay that amount has been stayed. The Company’s motion for leave to file an interlocutory appeal of that award was denied by the Appellate Division of the Superior Court of New Jersey. The Company is vigorously defending its interests in the litigation.

The Company is a named defendant in the lawsuit Armstrong v. BCB Bancorp, Inc., and Brian M. Campbell, which was filed in the Superior Court of New Jersey, Atlantic County, Law Division, on September 27, 2011. The Company is a named defendant as the successor to Pamrapo Bancorp, Inc. The lawsuit accuses Brian Campbell, the former Managing Director of Pamrapo Services Corporation, a wholly-owned subsidiary of Pamrapo Bancorp, Inc., of various violations of federal and state securities laws, fraud, breach of fiduciary duty and negligence. Prime Capital, Inc., and other entities have been named as additional, potentially-responsible parties by the Company and/or the plaintiff. The case has been transferred to FINRA arbitration. The arbitration is in its early stages. The plaintiff is seeking unspecified damages. Insurance coverage is currently in effect for the Company. The Company intends to vigorously defend its interests in this litigation.

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

The following table sets forth the high and low closing prices for BCB Bancorp, Inc. common stock for the periods indicated. As of December 31, 2012, there were 8,496,508 shares of BCB Bancorp, Inc. common stock outstanding. At December 31, 2012, BCB Bancorp, Inc. had approximately 2,000 stockholders of record.

Fiscal 2012	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2012	$10.74	$8.71	$0.12
Quarter Ended September 30, 2012	10.80	10.05	0.12
Quarter Ended June 30, 2012	10.99	9.80	0.12
Quarter Ended March 31, 2012	10.60	9.68	0.12

Fiscal 2011	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2011	$10.65	$8.55	$0.12
Quarter Ended September 30, 2011	11.68	8.75	0.12
Quarter Ended June 30, 2011	11.45	10.21	0.12
Quarter Ended March 31, 2011	12.00	9.90	0.12

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2012 regarding equity compensation plans that have been approved by shareholders. The Company has no equity based benefit plans that were not approved by shareholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average Exercise price(2)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	274,296	(1)	$11.97	845,469
Equity compensation plans not approved by shareholders	—		—	-0-
Total	274,296		$11.97	845,469

_____________________________

(1)	Consists of options to purchase (i) 27,319 shares of common stock under the 2002 Stock Option Plan and (ii) 173,977 shares of common stock under the 2003 Stock Option Plan and (iii) 19,000 shares of common stock under the 2003 Stock Option Plan from the former Pamrapo Bancorp, Inc., converted to options to purchase shares of common stock of BCB Bancorp under the terms of the merger agreement and 54,000 under the 2011 Stock Option Plan.
(2)	The weighted average exercise price reflects the exercise prices ranging from $9.34 to $15.65 per share for options granted under the 2003 Stock Option Plan and ranging from $10.18 to $15.65 per share for options under the 2002 Stock Option Plan and ranging from $18.41 to $29.25 per share for options under the 2003 Stock Option Plan from the former Pamrapo Bancorp, Inc., converted to options to purchase shares of common stock of BCB Bancorp under the terms of the merger agreement and at $8.93 per share for options under the 2011 Stock Option Plan.
28

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2008 through December 31, 2012, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, and (c) the cumulative total return of Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB BANCORP, INC.

Total Return Performance
Index Value
150
125
100
75
50
25
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
BCB Bancorp, Inc.
NASDAQ Composite
SNL Bank

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
BCB Bancorp, Inc.	100.00	68.87	62.71	72.03	77.61	76.13
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank	100.00	57.06	56.47	63.27	49.00	66.13

On May 9, 2012, the Company announced a sixth stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% of 440,000 shares of the Company’s common stock. The Company’s stock purchases for three months ended December 31, 2012 are as follows:

Period	Total number of shares purchased	Average price per share paid	Total number of shares purchased as part of a publicly announced program	Number of shares remaining to be purchased under program
October 1-31, 2012	24,276	10.52	24,276	223,968
November 1-30, 2012	23,371	9.99	47,647	200,597
December 1-31, 2012	—	—	—	—
Total	47,647	10.34	47,647	200,597

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the common stock dividends paid by the Company.

	Selected financial condition data at December 31,
	2012	2011	2010	2009	2008

	(In Thousands)
Total assets	$1,171,358	$1,216,908	$1,106,888	$631,503	$578,624
Cash and cash equivalents	35,133	117,087	121,127	67,347	6,761
Securities, held to maturity	164,648	206,965	165,572	132,644	141,280
Loans receivable	922,301	840,763	773,101	401,872	406,826
Deposits	940,786	977,623	886,288	463,738	410,503
Borrowings	131,124	129,531	114,124	114,124	116,124
Stockholders’ equity	91,581	100,048	98,974	51,391	49,715

	Selected operating data for the year ended December 31,
	2012	2011	2010	2009	2008

	(In thousands, except for per share amounts)
Net interest income	$41,700	$39,582	$26,432	$19,384	$19,960
Provision for loan losses	4,900	4,100	2,450	1,550	1,300
Non-interest income (loss)	(7,225)	2,448	14,207	931	(2,054)
Non-interest expense	33,889	28,506	22,358	12,396	11,314
Income tax (benefit) expense	(2,252)	3,373	1,505	2,621	1,820
Net (loss) income	$(2,062)	$6,051	$14,326	$3,748	$3,472
Net (loss) income per share:
Basic	$(0.23)	$0.64	$2.06	$0.81	$0.75
Diluted	$(0.23)	$0.64	$2.05	$0.80	$0.74
Dividends declared per share	$0.48	$0.48	$0.48	$0.48	$0.41
30

	At or for the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Return (loss) on average assets (ratio of net income to average total assets)	(0.17)%	0.54%	1.62%	0.61%	0.60%
Return (loss) on average stockholders’ equity (ratio of net income to average stockholders’ equity)	(2.26)	6.14	22.67	7.34	7.00
Non-interest income (loss) to average assets	(0.61)	0.22	1.61	0.15	(0.36)
Non-interest expense to average assets	2.86	2.52	2.53	2.03	1.97
Net interest rate spread during the period	3.44	3.40	2.81	2.88	3.09
Net interest margin (net interest income to average interest earning assets)	3.60	3.60	3.05	3.24	3.54
Ratio of average interest-earning assets to average interest-bearing liabilities	115.23	116.03	115.05	114.07	115.05
Cash dividend payout ratio	(208.7)	75.00	23.30	59.26	54.67

Asset Quality Ratios:
Non-performing loans to total loans at end of period	2.45	5.61	5.35	2.92	0.90
Allowance for loan losses to non-performing loans at end of period	54.00	21.97	20.13	55.68	142.27
Allowance for loan losses to total loans at end of period	1.32	1.23	1.08	1.62	1.28

Capital Ratios:
Stockholders’ equity to total assets at end of period	7.82	8.22	8.94	8.14	8.59
Average stockholders’ equity to average total assets	7.72	8.73	7.14	8.35	8.61
Tier 1 capital to average assets	8.38	8.66	9.16	8.68	9.22
Tier 1 capital to risk weighted assets	12.78	15.34	14.95	13.11	13.38

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

Deferred Income Taxes

The Company records income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or the consolidated and separate entity tax returns; (ii) are attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. In making this assessment, management considers the profitability of current core operations, future market growth, forecasted earnings, future taxable income, and ongoing, feasible and permissible tax planning strategies. Deferred tax assets have been reduced by a valuation allowance for all portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

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

Financial Condition

Comparison at December 31, 2012 and at December 31, 2011

Total assets decreased by $45.6 million or 3.7% to $1.171 billion at December 31, 2012 from $1.217 billion at December 31, 2011. The decrease in total assets occurred primarily as a result of decreases in securities held to maturity of $42.3 million, loans held for sale of $4.3 million and cash and cash equivalents of $82.0 million which more than offset the increases in loans receivable of $81.5 million and other assets of $5.2 million. Management is concentrating on controlled balance sheet growth and maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. During the second and third quarters, the Bank sold a portion of the non-performing loan portfolio which totaled approximately $25.9 million resulting in a pre-tax loss of $10.8 million. Management continues to evaluate its non-performing loans, and based upon market conditions and the ability to obtain satisfactory pricing may consider future sales of a portion of its non-performing loan portfolio. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $82.0 million or 70.0% to $35.1 million at December 31, 2012 from $117.1 million at December 31, 2011. The decrease in cash and cash equivalents resulted primarily from funding new loans and deposit outflow. Investment securities classified as held-to-maturity decreased by $42.3 million or 20.4% to $164.6 million at December 31, 2012 from $207.0 million at December 31, 2011. This decrease in investment securities resulted primarily from purchases of $57.3 million offset by allowable sales of $30.6 million of mortgage-backed securities from the held-to-maturity portfolio, $61.2 million of repayments and prepayments in the mortgage-backed securities portfolio, $3.3 million in maturities of certain Government Sponsored Enterprise bonds and $3.0 million of call options exercised on certain callable agency securities during the year ended December 31, 2012.

Loans receivable increased by $81.5 million or 9.7% to $922.3 million at December 31, 2012 from $840.8 million at December 31, 2011. The increase resulted primarily from a $107.0 million increase in real estate mortgages comprising residential, commercial and multi-family, construction and participation loans with other financial institutions partially offset by a $14.9 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization, and a $8.4 million decrease in consumer loans, net of amortization partially offset by a $1.9 million increase in the allowance for loan losses. The increase was partially off-set by the sale of certain commercial loans obtained as part of the Allegiance Community Bank acquisition in April 2011 totaling approximately $10.8 million. The sale of the aforementioned in loans receivable resulted in a gain on sale of loans of approximately $286,000. Further, during the year ended December 31, 2012, the Bank sold approximately $25.9 million of loans that were classified as non-performing loans. The $25.9 million of non-performing loans sold included $9.1 million of residential mortgage loans, $14.6 million of commercial and multi-family loans, $1.1 million of home equity loans, $781,000 of commercial business loans, and $313,000 of construction loans. The primary reason for this transaction was the elimination of ongoing carrying costs associated with these non-interest earning assets. The sale of this sub-set of the non-performing loan portfolio resulted in a pre-tax loss of approximately $10.8 million. As of December 31, 2012, the allowance for loan losses was $12.4 million or 54.0% of non-performing loans and 1.32% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balance in the allowance for loan losses that were on the balance sheet of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities decreased by $36.8 million or 3.8% to $940.8 million at December 31, 2012 from $977.6 million at December 31, 2011. The decrease resulted primarily from a $39.8 million decrease in certificate of deposits, a decrease of $8.7 million in savings and club deposits and a decrease of $3.8 million in money market interest bearing deposits which more than offset a $7.4 million increase in non-interest bearing deposits and an increase of $8.2 million in NOW deposits. During the year ended December 31, 2012, the Federal Open Market Committee (FOMC) has continued its mindset of a continuing accommodative monetary policy. This has resulted in historically low short term market rates that have further resulted in low time deposit account yields which in turn has had the effect of decreasing interest expense.

Long-term borrowed money decreased by $15.4 million or 11.9% to $114.1 million at December 31, 2012 from $129.5 million at December 31, 2011. The decrease in borrowed money resulted primarily from the pre-payment of $15.4 million in Federal Home Loan Bank advances that were acquired in the business combination transaction with Allegiance Community Bank. As a result, a pre-payment penalty of $49,000 was recognized as interest expense. Short-term borrowed money increased by $17.0 million to $17.0 million at December 31, 2012 compared to no corresponding amount at December 31, 2011. The purpose of the borrowings reflects the use of long term and short term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in investment securities.

Stockholders’ equity decreased by $8.4 million or 8.4% to $91.6 million at December 31, 2012 from $100.0 million at December 31, 2011. The decrease in stockholders’ equity is primarily attributable to the repurchase of 1,046,726 shares of the Company’s common stock at a cost of $10.9 million, as well as the payment of cash dividends during the year totaling $4.3 million, along with a net loss for the year ended December 31, 2012 of $2.1 million, partially offset by the issuance of $8.6 million of Series A 6% noncumulative perpetual preferred stock in the fourth quarter of 2012 and an increase of $109,000 resulting from the exercise of stock options totaling 29,661 shares. As of December 31, 2012, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.38%, 12.78% and 14.03% respectively.

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

	At December 31, 2012		Year ended December 31, 2012			Year ended December 31, 2011
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest earned/paid	Average Yield/Cost (5)	Average Balance	Interest earned/paid	Average Yield/Cost (5)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$934,664	5.10%	$864,561	$47,756	5.52%	$804,026	$45,023	5.60%
Investment securities(2)	173,586	3.33	204,417	5,779	2.83	217,444	7,769	3.57
Interest-earning deposits	28,891	0.39	88,798	112	0.13	78,814	87	0.11
Total interest-earning assets	1,137,141	4.71%	1,157,776	53,647	4.63%	1,100,284	52,879	4.81%

Interest-earning liabilities:
Total interest-bearing
demand deposits	$120,765	0.25%	$119,175	$297	0.25%	$92,624	$500	0.54%
Money market deposits	63,834	0.42	67,825	267	0.39	51,553	349	0.68
Savings deposits	256,769	0.19	260,314	477	0.18	257,065	1,020	0.40
Certificates of deposit	413,468	1.42	439,757	5,849	1.33	429,375	6,421	1.50
Borrowings	131,124	3.86	117,651	5,057	4.30	117,642	5,007	4.26
Total interest-bearing liabilities	985,960	1.21%	1,004,722	11,947	1.19%	948,259	13,297	1.41%

Net interest income				$41,700			$39,582

Interest rate spread(3)		3.50%			3.44%			3.40%
Net interest margin(4)		3.66%			3.60%			3.60%
Ratio of interest-earning assets to
interest-bearing liabilities	115.33%		115.23%			116.03%

___________________________

(1)	Excludes allowance for loan losses.
(2)	Includes Federal Home Loan Bank of New York stock.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average yields are computed using annualized interest income and expense for the periods.

Analysis of Net Interest Income (Continued)

	Year ended December 31, 2010
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$605,269	$34,502	5.70%
Investment securities(2)	153,006	5,481	3.58
Interest-earning deposits	107,369	117	0.11
Total interest-earning assets	865,644	40,100	4.63%

Interest-earning liabilities:
Interest-bearing demand deposits	$65,169	$553	0.85%
Money market deposits	45,195	385	0.85
Savings deposits	179,020	1,304	0.73
Certificates of deposit	348,229	6,220	1.77
Borrowings	114,778	5,206	4.54
Total interest-bearing liabilities	752,391	13,668	1.82%

Net interest income		$26,432

Interest rate spread(3)			2.81%
Net interest margin(4)			3.05%
Ratio of interest-earning assets to interest-bearing liabilities	115.05%

___________________________

(1)	Excludes allowance for loan losses.
(2)	Includes Federal Home Loan Bank of New York stock.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average yields are computed using annualized interest income and expense for the periods.
35

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

	Years Ended December 31,
	2012 vs. 2011				2011 vs. 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)

	(In thousands)
Interest income:
Loans receivable	$3,390	$(611)	$(46)	$2,733	$11,330	$(609)	$(200)	$10,521
Investment securities	(465)	(1,622)	97	(1,990)	2,308	(14)	(6)	2,288
Interest-earning deposits
with other banks	11	12	2	25	(31)	1	—	(30)
Total interest-earning assets	2,936	(2,221)	53	768	13,607	(622)	(206)	12,779

Interest expense:
Interest-bearing demand accounts	143	(269)	(77)	(203)	233	(201)	(85)	(53)
Money market	110	(146)	(46)	(82)	54	(79)	(11)	(36)
Savings and club	13	(549)	(7)	(543)	569	(594)	(259)	(284)
Certificates of Deposits	155	(710)	(17)	(572)	1,449	(1,012)	(236)	201
Borrowed funds	—	50	—	50	130	(321)	(8)	(199)

Total interest-bearing liabilities	421	(1,624)	(147)	(1,350)	2,435	(2,207)	(599)	(371)
Change in net interest income	$2,515	$(597)	$200	$2,118	$11,172	$1,585	$393	$13,150

Results of Operations for the Years Ended December 31, 2012 and 2011

We experienced a net loss of $2.06 million for the year ended December 31, 2012 compared with net income of $6.05 million for the year ended December 31, 2011. The net loss was due to a decrease in the non-interest income primarily associated with losses incurred from the sale of non-performing loans in 2012, and increases in the provision for loans losses and in non-interest expense, partially offset by an increase in net interest income and a decrease in income taxes.

Net interest income increased by $2.12 million or 5.4% to $41.70 million for the year ended December 31, 2012 from $39.58 million for the year ended December 31, 2011. This increase in net interest income resulted primarily from an increase of $57.5 million or 5.3% in the average balance of interest earning assets to $1.16 billion for the year ended December 31, 2012 from $1.10 billion for the year ended December 31, 2011, partially offset by a decrease in the average yield on interest earning assets to 4.63% for the year ended December 31, 2012 from 4.81% for the year ended December 31, 2011. The average balance of interest bearing liabilities increased by $56.5 million or 6.0% to $1.01 billion for the year ended December 31, 2012 from $948.3 million for the year ended December 31, 2011, while the average cost of interest bearing liabilities decreased to 1.19% for the year ended December 31, 2012 from 1.41% for the year ended December 31, 2011. As a consequence of the aforementioned, our net interest margin remained static at 3.60% for the years ended December 31, 2012 and December 31, 2011. The increase in the average balance of interest earning assets and the average balance of interest bearing liabilities reflects the completion of the acquisition of Allegiance Community Bank.

Interest income on loans receivable increased by $2.73 million or 6.1% to $47.76 million for the year ended December 31, 2012 from $45.02 million for the year ended December 31, 2011. The increase was primarily attributable to an increase in the average balance of loans receivable of $60.6 million or 7.5% to $864.6 million for the year ended December 31, 2012 from $804.0 million for the year ended December 31, 2011, partially offset by a decrease in the average yield on loans receivable to 5.52% for the year ended December 31, 2012 from 5.60% for the year ended December 31, 2011. The increase in the average balance of loans is primarily attributable to the completion of the acquisition of Allegiance Community Bank. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

Interest income on securities decreased by $1.99 million or 25.6% to $5.78 million for the year ended December 31, 2012 from $7.77 million for the year ended December 31, 2011. This decrease was due to a decrease in the average balance of securities held-to-maturity of $13.0 million or 6.0% to $204.4 million for the year ended December 31, 2012 from $217.4 million for the year ended December 31, 2011, along with a decrease in the average yield of securities held-to-maturity to 2.83% for the year ended December 31, 2012 from 3.57% for the year ended December 31, 2011. The decrease in the average yield reflects the low interest rate environment during the year ended December 31, 2012.

Interest income on other interest-earning assets increased by $25,000 or 28.7% to $112,000 for the year ended December 31, 2012 from $87,000 for the year ended December 31, 2011. This increase was primarily due to an increase of $10.0 million or 12.7% in the average balance of other interest-earning assets to $88.8 million for the year ended December 31, 2012 from $78.8 million for the year ended December 31, 2011. The average yield on other interest-earning assets remained relatively static at 0.13% for the year ended December 31, 2012 and 0.11% for the year ended December 31, 2011. The static nature of the average yield on other interest-earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last several years. The increased balance of other interest earning assets reflects management’s decision to have higher liquid investments affording the Bank the latitude of capitalizing on advantageous market opportunities.

Total interest expense decreased by $1.35 million or 10.2% to $11.95 million for the year ended December 31, 2012 from $13.30 million for the year ended December 31, 2011. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities of twenty-one basis points to 1.19% for the year ended December 31, 2012 from 1.40% for the year ended December 31, 2011, partially offset by an increase in the balance of average interest-bearing liabilities of $56.5 million or 5.9% to $1.01 billion for the year ended December 31, 2012 from $948.3 million for the year ended December 31, 2011. The increase in the balance of average interest- bearing liabilities is primarily attributable to the completion of the acquisition of Allegiance Community Bank. The decrease in the average cost reflects the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $4.9 million and $4.1 million for the years ended December 31, 2012 and 2011, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2012, the Bank experienced $3.05 million in net charge-offs (consisting of $3.08 million in charge-offs and $35,000 in recoveries). During the year ended December 31, 2011, the Bank experienced $2.01 million in net charge-offs (consisting of $2.03 million in charge-offs and $25,000 in recoveries). The Bank had non-performing loans totaling $22.9 million or 2.45% of gross loans at December 31, 2012 and $47.8 million or 5.61% of gross loans at December 31, 2011. The decrease in non-performing loans resulted primarily from the sales of approximately $25.9 million in non-performing loans during the second quarter and third quarters of 2012. The primary reason for this transaction was the elimination of carrying and legacy costs associated with these non-interest earning assets. These sales resulted in a pre-tax loss of approximately $10.8 million. The allowance for loan losses was $12.4 million or 1.32% of gross loans at December 31, 2012 as compared to $10.5 million or 1.23% of gross loans at December 31, 2011. Despite the decrease in non-performing loans, the provision and allowance for loan losses increased in recognition of the growth in the loan portfolio and due to uncertainty regarding the impact of Hurricane Sandy. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2012 and 2011.

Total non-interest income (loss) was a loss of ($7.23) million for the year ended December 31, 2012 compared with income of $2.45 million for the year ended December 31, 2011. The decrease in non-interest income resulted primarily from the aforementioned $10.8 million loss on sale of non-performing loans partially offset by an increase of $333,000 or 37.5% in gain on sale of loans originated for sale to $1.22 million for the year ended December 31, 2012 from $887,000 for the year ended December 31, 2011. The increase in gain on sale of loans originated for sale occurred primarily as a result of the active local market for refinancing one-four family residential mortgages, aided in large part by the low interest rate environment. In addition, the Bank sold approximately $10.6 million of commercial business loans acquired in the Allegiance Community Bank acquisition which resulted in a gain of approximately $286,000. Gain on sale of securities held to maturity increased by $331,000 or 1,838.9% to $349,000 for the year ended December 31, 2012 from $18,000 for the year ended December 31, 2011. Fees and service charges and other non-interest income increased by $627,000 or 57.2% to $1.72 million for the year ended December 31, 2012 primarily due to increases in deposit account service charges, loan application fees, and late charges from $1.10 million for the year ended December 31, 2011.

Total non-interest expense increased by $5.38 million or 18.9% to $33.89 million for the year ended December 31, 2012 from $28.51 million for the year ended December 31, 2011. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the acquisition of Allegiance Community Bank. Salaries and employee benefits expense increased by $2.34 million or 18.5% to $15.02 million for the year ended December 31, 2012 from $12.68 million for the year ended December 31, 2011. Occupancy expense increased by $519,000 or 17.1% to $3.56 million for the year ended December 31, 2012 from $3.04 million for the year ended December 31, 2011. Equipment expense increased by $606,000 or 14.2% to $4.91 million for the year ended December 31, 2012 from $4.30 million for the year ended December 31, 2011. The primary component of this expense item is data service provider expense which increases with the growth of the Bank’s assets. In addition, system conversion costs following the acquisition of Allegiance Community Bank totaled approximately $250,000. Professional fees increased by $1.2 million or 93.5% to $2.49 million for the year ended December 31, 2012 from $1.29 million for the year ended December 31, 2011. The increase is primarily due to several legacy lawsuits that arose as a result of the business combination transaction with Pamrapo Bancorp, Inc. Director fees increased by $39,000 or 5.7% to $728,000 for the year ended December 31, 2012 from $689,000 for the year ended December 31, 2011. Regulatory assessments decreased by $9,000 or 0.85% to $1.17 million for the year ended December 31, 2012 from $1.18 million for the year ended December 31, 2011 primarily due to the new assessment base methodology pursuant to the Dodd-Frank Act which lowered the Bank’s insurance premiums. Advertising expense increased by $85,000 or 21.3% to $484,000 for the year ended December 31, 2012 from $399,000 for the year ended December 31, 2011. Merger related expenses decreased by $538,000, as we had no such expenses for the year ended December 31, 2012. Other real estate owned expenses increased by $732,000 or 60.8% to $1.94 million for the year ended December 31, 2012 from $1.20 million for the year ended December 31, 2011. The increase was primarily due to an increase in write-downs of OREO properties of $455,000 or 89.2% to $965,000 for the year ended December 31, 2012 compared to $510,000 for the year ended December 31, 2011, along with increases in losses on sales of OREO properties by $183,000 or 36.5% to $681,000 for the year ended December 31, 2012 compared to $498,000 for the year ended December 31, 2011. Other non-interest expense increased by $409,000 or 12.83% to $3.6 million for the year ended December 31, 2012 from $3.19 million for the year ended December 31, 2011. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses. Also included in other non-interest expense were settlements in the amount of $353,000 relating to several lawsuits that arose as a result of the business combination transaction with Pamrapo Bancorp, Inc and during normal course of business.

We had an income tax benefit of $2.25 million for the year ended December 31, 2012 compared with a tax provision of $3.37 million for the year ended December 31, 2011. The tax benefit resulted from the pre-tax loss we experienced during the year ended December 31, 2012. The consolidated effective tax rate for the year ended December 31, 2012 was a tax benefit of 52.2% compared to tax provision of 35.8% for the year ended December 31, 2011.

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

Net interest income increased by $13.2 million or 50.0% to $39.6 million for the year ended December 31, 2011 from $26.4 million for the year ended December 31, 2010. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $234.4 million or 27.1% to $1.1 billion for the year ended December 31, 2011 from $865.6 million for the year ended December 31, 2010, and an increase in the average yield on interest earning assets to 4.81% for the year ended December 31, 2011 from 4.63% for the year ended December 31, 2010. The average balance of interest bearing liabilities increased by $195.9 million or 26.0 % to $948.3 million at December 31, 2011 from $752.4 million at December 31, 2010 while the average cost of interest bearing liabilities decreased to 1.40% for the year ended December 31, 2011 from 1.82% for the year ended December 31, 2010. As a result of the aforementioned, our net interest margin increased to 3.60% for the year ended December 31, 2011 from 3.05% for the year ended December 31, 2010.

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

Interest income on securities increased by $2.3 million or 41.8% to $7.8 million for the year ended December 31, 2011 from $5.5 million for the year ended December 31, 2010. The increase was primarily attributable to an increase in the average balance of securities of $64.4 million or 42.1% to $217.4 million for the year ended December 31, 2011 from $153.0 for the year ended December 31, 2010, partially offset by a slight decrease in the average yield on securities to 3.57% for the year ended December 31, 2011 from 3.58% for the year ended December 31, 2010. The relatively static yield reflects the persistent lower long term interest rate environment prevalent for investment securities over the last several years. The increase in the average balance is primarily attributable to the effect of a full year of the balances of the Pamrapo Bancorp, Inc. acquisition impacting our balance sheet and the completion of the acquisition of Allegiance Community Bank as well as the purchase of $95.5 million of investment securities during 2011, partially offset by repayments, prepayments and call options exercised on investment securities of $85.1 million as well as $2.4 million in proceeds from the sale of certain investment securities.

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

The provision for loan losses totaled $4.1 million and $2.45 million for the years ended December 31, 2011 and 2010, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the significant level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. During 2011, the Bank experienced $2.01 million in net charge-offs (consisting of $2.04 million in charge-offs and $30,000 in recoveries). During 2010, the Bank experienced $677,000 in net charge-offs (consisting of $689,000 in charge-offs and $12,000 in recoveries). The Bank had non-accrual loans totaling $47.8 million at December 31, 2011 and $41.8 million at December 31, 2010. The allowance for loan losses stood at $10.5 million or 1.23% of gross total loans at December 31, 2011 as compared to $8.4 million or 1.08% of gross total loans at December 31, 2010. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2011 and 2010.

Total non-interest income decreased by $11.76 million or 82.8% to $2.45 million for the year ended December 31, 2011 from $14.21 million for the year ended December 31, 2010. The decrease in non-interest income resulted primarily from a decrease in the gain on bargain purchase of $11.4 million or 90.5% to $1.2 million for the year ended December 31, 2011 from $12.6 million for the year ended December 31, 2010. The gain on bargain purchase of $1.2 million recorded for the year ended December 31, 2011 was associated with the completion of the acquisition of Allegiance Community Bank. The gain on bargain purchase of $12.6 million for the year ended December 31, 2010 was associated with the completion of the acquisition of Pamrapo Bancorp, Inc. The decrease in non-interest income also reflects a $716,000 decrease in losses from write-downs and the sales of fixed assets and property held for sale to a loss of $716,000 for the year ended December 31, 2011 from no such corresponding entries for the year ended December 31, 2010. This decrease occurred primarily as a result of the closing of one of our Hoboken offices and the realization of the full amortization of the remaining life of the fixed assets remaining on our balance sheet at the time of closing which totaled $592,000. Additionally, the sale of a former branch site resulted in a loss on the sale of that property of $124,000. Fees and service charges decreased by $61,000 or 6.7% to $846,000 for the year ended December 31, 2011 from $907,000 for the year ended December 31, 2010. Other fees and service charges decreased by $172,000 or 40.7% to $251,000 for the year ended December 31, 2011 from $423,000 for the year ended December 31, 2010. This decrease resulted primarily as a result of three items occurring in 2010 for a total of $345,500 where no such items occurred in 2011. Those items were as a result of a $237,500 litigation settlement with the Bayonne Medical Center, a $50,000 recovery from a previous charge-off regarding a check kiting incident and a $67,000 recovery received through litigation on a real estate facility where insurance proceeds were improperly retained by a third party. These decreases in non-interest income were partially offset by an increase in gain on sale of loans originated for sale of $592,000 or 200.7% to $887,000 for the year ended December 31, 2011 from $295,000 for the year ended December 31, 2010. The increase in gain on sale of loans originated for sale occurred primarily as a result of the active local market for refinancing one-to four-family residential mortgages aided in large part by the low interest rate environment. Additionally, during 2011 the Bank engaged in the underwriting and sale of certain Small Business Administration, (SBA) loans. Fees generated through this activity in 2011 totaled $479,000, as opposed to no such corresponding gain in 2010. Gain on sale of securities totaled $18,000 for the year ended December 31, 2011. No such corresponding gain occurred for the year ended December 31, 2010.

Total non-interest expense increased by $6.15 million or 27.6% to $28.51 million for the year ended December 31, 2011 from $22.36 million for the year ended December 31, 2010. Unless specified otherwise, the increase in the categories of non-interest expense occurred primarily as a result of the effect of a full year of the expenses of the combined institution subsequent to the completion of the acquisition of Pamrapo Bancorp, Inc. and the completion of the acquisition of Allegiance Community Bank. Salaries and employee benefits expense increased by $1.9 million or 17.6% to $12.7 million for the year ended December 31, 2011 from $10.8 million for the year ended December 31, 2010. This increase occurred primarily as a result of an increase in the number of full time equivalent employees to two hundred six (206) at December 31, 2011 from one hundred sixty nine (169) at December 31, 2010 and from eighty-eight (88) at December 31, 2009. Equipment expense increased by $1.0 million or 30.3% to $4.3 million for the year ended December 31, 2011 from $3.3 million for the year ended December 31, 2010. The primary component of this expense item is data service provider expense which increases as the Bank’s assets increase. Occupancy expense increased by $1.1 million or 57.9% to $3.0 million for the year ended December 31, 2011 from $1.9 million for the year ended December 31, 2010. Occupancy expense increased primarily as a result of the beginning of the amortization of significant renovations completed on certain offices that were acquired as a result of the acquisition of Pamrapo Bancorp, Inc. Advertising expense increased by $63,000 or 18.8% to $399,000 for the year ended December 31, 2011 from $336,000 for the year ended December 31, 2010. Professional fees increased by $507,000 or 65.0% to $1.3 million for the year ended December 31, 2011 from $780,000 for the year ended December 31, 2010. The increase in professional fees resulted primarily from an increase in legal fees in conjunction with various representations of legal issues encountered in the normal course of a growing franchise. Directors’ fees increased by $136,000 or 24.6% to $689,000 for the year ended December 31, 2011 from $553,000 for the year ended December 31, 2010. The increase in directors’ fees resulted primarily from an increase in the number of board and committee meetings, facilitating directorial awareness of the challenging operating, regulatory and compliance environment. Other real estate owned expenses increased by $859,000 or 249.0% to $1.2 million for the year ended December 31, 2011 from $345,000 for the year ended December 31, 2010. The increase was primarily due to an increase in loss on sales of OREO properties of $153,000 or 41.4% to $498,000 for the year ended December 31, 2012 compared to $345,000 for the year ended December 31, 2010 along with an increase in write-downs of an OREO property of $510,000 or 100% to $510,000 compared to no corresponding entry for December 31, 2010. Other non-interest expense increased by $702,000 or 28.24% to $3.2 million for the year ended December 31, 2011 from $2.5 million for the year ended December 31, 2010. The increase in other non-interest expense occurred primarily as a result of an increase in loan expense and fees associated with the collection process on certain delinquent loan facilities. Additionally, other non-interest expense is comprised of stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, shareholder relations and other fees and expenses. The aforementioned increases in non-interest expense were partially offset by a decrease in regulatory assessments of $23,000 or 1.9% to $1.18 million for the year ended December 31, 2011 from $1.20 million for the year ended December 31, 2010. Merger related expenses decreased by $106,000 or 16.5% to $538,000 for the year ended December 31, 2011 from $644,000 for the year ended December 31, 2010. The decrease in merger related expenses occurred primarily as a result of the acquisition of Allegiance Community Bank being completed over a shorter time frame than the acquisition of Pamrapo Bancorp, Inc.

Income tax expense increased by $1.86 million or 123.2% to $3.37 million for the year ended December 31, 2011 from $1.51 million for the year ended December 31, 2010. Net income decreased during the year ended December 31, 2011 as compared to the year ended December 31, 2010, as the majority of income recorded for the year ended December 31, 2010 was primarily attributable to the gain on bargain purchase related to the completion of the acquisition of Pamrapo Bancorp, Inc. which was considerably larger than the gain associated with the Allegiance Community Bank in 2011. As the gains associated with these transactions are non-taxable, the income tax provision for the year ended December 31, 2011 and December 31, 2010 was calculated exclusive of these gains. Conversely, a portion of the expenses associated with the consummation of the Pamrapo Bancorp, Inc. and Allegiance Community Bank transactions categorized as merger related expenses are not deductible for income tax purposes. The consolidated effective income tax rates for the years ended December 31, 2011 and 2010 were 35.8% and 9.5%, respectively.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments at December 31, 2012.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years

	(In Thousands)
Benefit Plans	$10,444	$649	$1,300	$1,309	$7,186

Borrowed money	131,124	17,000	—	110,000	4,124

Lease obligations	7,960	1,007	1,641	1,400	3,912

Certificates of deposit	413,468	286,161	93,823	33,286	198

Total	$562,996	$304,817	$96,764	$145,995	$15,420

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The new amendments will also require an organization to present cross-references to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g. pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). Nonpublic companies are required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the impact of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.

The amendments of ASU 2013-02 are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for nonpublic companies. The Company does not believe this pronouncement, when adopted, will have a material impact on operations or financial position.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This standard indefinitely defers certain provisions of ASU 2011-05 (described below). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not result in a change in financial condition or operations, but did result in the presentation of comprehensive income in a separate Statements of Comprehensive Income (Loss) in the Company’s consolidated financial statements.

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2012. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2012. The following sets forth the Company’s NPV as of December 31, 2012.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$100,075	$(41,414)	$(29.27)%	8.81%	(270)	bps
+200bp	121,760	(19,729)	(13.94)	10.40	(111)	bps
+100bp	135,347	(6,142)	(4.34)	11.26	(25)	bps
PAR	141,489	—	—	11.51	—	bps
-100bp	147,570	6,081	4.30	11.82	31	bps

_________

bp-basis points

The table above indicates that at December 31, 2012, in the event of a 100 basis point increase in interest rates, we would experience a 4.34% decrease in NPV.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The required disclosure is incorporated by reference to the BCB Bancorp, Inc. Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 9A. (T) CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2012 is effective using these criteria.

(c)	Changes in Internal Controls over Financial Reporting.

There were no significant changes made in our internal controls during the fourth quarter of 2012 or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) is incorporated herein by reference in response to the disclosure requirements of Items 401, 405, 406, 407(d)(4) and 407(d)(5) of Regulation S-K.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2013 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2013 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2013 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2013 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to ParenteBeard LLC.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Statements of Financial Condition as of December 31, 2012 and 2011
(C)	Consolidated Statements of Operations for each of the Years in the Three-Year period ended December 31, 2012
(D)	Consolidated Statements of Comprehensive Income (Loss) for each of the Years in the Three-Year period ended December 31, 2012
(E)	Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2012
(F)	Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2012
(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)	Exhibits
44

3.1	Certificate of Incorporation of BCB Bancorp, Inc. (1)
3.2	Bylaws of BCB Bancorp, Inc. (2)
3.3	Specimen Stock Certificate (3)
10.1	BCB Community Bank 2002 Stock Option Plan (4)
10.2	BCB Community Bank 2003 Stock Option Plan (5)
10.3	Amendment to 2002 and 2003 Stock Option Plans (6)
10.4	2005 Director Deferred Compensation Plan (7)
10.5	Employment Agreement with Donald Mindiak (8)
10.6	Employment Agreement with Thomas M. Coughlin (9)
10.7	Employment Agreement with Kenneth Walter (10)
10.8	Executive Agreement with Donald Mindiak (11)
10.9	Executive Agreement with Thomas M. Coughlin (12)
10.10	Executive Agreement with Kenneth Walter (13)
10.11	Consulting Agreement with Dr. August Pellegrini, Jr. (14)
10.12	Consulting Agreement with James E. Collins (15)
10.13	BCB Bancorp, Inc. 2011 Stock Option Plan (16)
10.14	Employment Agreement with Amer Saleem
10.15	Executive Agreement with Amer Saleem
13	Consolidated Financial Statements
14	Code of Ethics (17)
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.
(2)	Incorporated by reference to Exhibit 3 to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(3)	Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
45

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(6)	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
(7)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.
(8)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.
(9)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.
(10)	Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.
(11)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.
(12)	Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.
(13)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.
(14)	Incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.
(15)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.
(16)	Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Shareholders (File No. 000-50275), filed by the Company with the Securities and Exchange Commission on Schedule 14A on March 28, 2011.
(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

46

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date: March 18, 2013	By:	Donald Mindiak
Donald Mindiak
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald Mindiak
Donald Mindiak	President, Chief Executive Officer, and Director	March 18, 2013

/s/ Kenneth D. Walter
Kenneth D. Walter	Chief Financial Officer and Director	March 18, 2013

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 18, 2013

/s/ Robert Ballance
Robert Ballance	Director	March 18, 2013

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 18, 2013

/s/ Joseph J. Brogan
Joseph J. Brogan	Director	March 18, 2013

/s/ James. E. Collins
James. E. Collins	Director	March 18, 2013

/s/ Thomas Coughlin
Thomas Coughlin	Chief Operating Officer and Director	March 18, 2013

/s/ Robert A. Hughes
Robert A. Hughes	Director	March 18, 2013

/s/ Joseph Lyga
Joseph Lyga	Director	March 18, 2013

/s/ Alexander Pasiechnik
Alexander Pasiechnik	Director	March 18, 2013

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 18, 2013

/s/ Gary S. Stetz
Gary S. Stetz	Director	March 18, 2013

47