Form 10-Q
period 2013-03-31
BCB BANCORP INC
filed 2013-05-10
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2013, BCB Bancorp, Inc., had 8,407,496 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
Cash and amounts due from depository institutions	$5,558	$6,242
Interest-earning deposits	31,476	27,905
Total cash and cash equivalents	37,034	34,147

Interest earning time deposits	986	986
Securities available for sale	1,418	1,240
Securities held to maturity, fair value $147,897 and $171,603
respectively	142,217	164,648
Loans held for sale	1,328	1,602
Loans receivable, net of allowance for loan losses of $13,344 and
$12,363 respectively	930,276	922,301
Premises and equipment	13,356	13,568
Federal Home Loan Bank of New York stock	6,933	7,698
Interest receivable	4,275	4,063
Other real estate owned	4,339	3,274
Deferred income taxes	10,322	10,053
Other assets	5,706	7,778
Total Assets	$1,158,190	$1,171,358

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$102,084	$85,950
Interest bearing deposits	841,712	854,836
Total deposits	943,796	940,786
Short-term Borrowings	—	17,000
Long-term Debt	114,124	114,124
Other Liabilities	7,526	7,867
Total Liabilities	1,065,446	1,079,777

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 865 shares of series A 6% noncumulative perpetual
preferred stock (liquidation preference value $10,000 per share)	—	—
Additional paid-in capital preferred stock	8,570	8,570
Common stock; $0.064 stated value; 20,000,000 shares authorized,
10,842,479 and 10,841,079 shares, respectively, issued;
8,472,683 shares and 8,496,508 shares, respectively outstanding	694	694
Additional paid-in capital common stock	91,875	91,846
Treasury stock, at cost, 2,369,796 and 2,344,571 shares, respectively	(27,424)	(27,177)
Retained earnings	20,146	18,883
Accumulated other comprehensive loss, net of taxes	(1,117)	(1,235)
Total Stockholders' equity	92,744	91,581

Total Liabilities and Stockholders' equity	$1,158,190	$1,171,358

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended March 31,
	2013	2012

Interest income:
Loans	$12,992	$11,973
Investments, taxable	1,062	1,534
Investments, non-taxable	12	12
Other interest-earning assets	11	30
Total interest income	14,077	13,549

Interest expense:
Deposits:
Demand	103	194
Savings and club	86	167
Certificates of deposit	1,248	1,568
	1,437	1,929
Borrowed money	1,223	1,323
Total interest expense	2,660	3,252

Net interest income	11,417	10,297
Provision for loan losses	1,200	600

Net interest income after provision for loan losses	10,217	9,697

Non-interest income:
Fees and service charges	424	490
Gain on sales of loans originated for sale	119	640
Gain on sale of securities held to maturity	224	128
Other	17	24
Total non-interest income	784	1,282

Non-interest (benefit) expense:
Salaries and employee benefits	3,466	3,933
Occupancy expense of premises	812	846
Equipment	1,166	1,448
Professional fees	459	431
Director fees	168	210
Regulatory assessments	265	310
Advertising	102	117
Other real estate owned	(84)	245
Other	550	842
Total non-interest expense	6,904	8,382

Income before income tax provision	4,097	2,597
Income tax provision	1,687	1,009

Net Income	$2,410	$1,588
Preferred stock dividends	130	—
Net Income available to common stockholders	$2,280	$1,588

Net Income per common share-basic and diluted
Basic	$0.27	$0.17
Diluted	$0.27	$0.17

Weighted average number of common shares outstanding
Basic	8,492	9,436
Diluted	8,494	9,449

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2013	2012

Net Income	$2,410	$1,588
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	107	87
Less: reclassification adjustment for gains included in net income (b)	—	—
Benefit plans (c)	11	—
Other comprehensive income	118	87
Comprehensive income	$2,528	$1,675

(a)	Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains of $178,000 and $145,000, respectively, less deferred taxes of $71,000 and $58,000, respectively.
(b)	No sales of available-for-sale securities occurred during the three months ended March 31, 2013 and 2012.
(c)	Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $18,000 less deferred taxes of $7,000 for the three months ended March 31, 2013. The Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Beginning Balance at January 1, 2013	$—	$694	$100,416	$(27,177)	$18,883	$(1,235)	$91,581

Exercise of Stock Options (1,400 shares)	—	—	12	—	—	—	12

Stock-based compensation expense	—	—	17	—	—	—	17

Treasury Stock Purchases (25,225 shares)	—	—	—	(247)	—	—	(247)

Dividends payable on Series A 6% noncumulative perpetual preferred stock	—	—	—	—	(130)	—	(130)

Cash dividends on common stock ($0.12 per share) declared	—	—	—	—	(1,017)	—	(1,017)

Net income	—	—	—	—	2,410	—	2,410

Other comprehensive income	—	—	—	—	—	118	118

Ending Balance at March 31, 2013	$—	$694	$100,445	$(27,424)	$20,146	$(1,117)	$92,744

See accompanying notes to consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities :
Net Income	$2,410	$1,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	299	275
Amortization and accretion, net	429	497
Provision for loan losses	1,200	600
Deferred income tax (benefit)	(347)	(776)
Loans originated for sale	(5,505)	(15,541)
Proceeds from sale of loans originated for sale	3,309	16,856
Gain on sales of loans originated for sale	(119)	(640)
(Gain) loss on sales of other real estate owned	(21)	137
Fair value adjustment of other real estate owned	(110)	—
Gain on sales of securities held to maturity	(224)	(128)
Stock compensation expense	17	2
(Increase) decrease in interest receivable	(212)	258
Decrease in other assets	2,072	1,114
(Decrease) increase in accrued interest payable	(18)	13
(Decrease) increase in other liabilities	(435)	423

Net Cash Provided by Operating Activities	2,745	4,678

Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	17,107	19,414
Purchases of securities held to maturity	(1,359)	(40,658)
Proceeds from sale of loans acquired	—	10,836
Proceeds from sale of securities held to maturity	6,327	16,290
Proceeds from sales of real estate owned	806	1,583
Purchases of loans	(227)	(2,243)
Net (Increase) decrease in loans receivable	(7,948)	2,911
Improvements to other real estate owned	—	(59)
Additions to premises and equipment	(87)	(423)
Purchase of Federal Home Loan Bank of New York stock	(1,301)	—
Redemption of Federal Home Loan Bank of New York stock	2,066	631

Net Cash Provided By Investing Activities	15,384	8,282

Cash flows from financing activities:
Net increase in deposits	3,010	3,897
Repayment of long-term debt	—	(15,407)
Repayment of short-term debt	(17,000)	—
Purchases of treasury stock	(247)	(1,857)
Cash dividend paid common stock	(1,017)	(1,135)
Exercise of stock options	12	30

Net Cash Used In Financing Activities	(15,242)	(14,472)

Net Increase (Decrease) In Cash and Cash Equivalents	2,887	(1,512)
Cash and Cash Equivalents-Begininng	34,147	117,087

Cash and Cash Equivalents-Ending	$37,034	$115,575

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$1	$500
Interest	$2,678	$3,239

Non-cash items:
Transfer of loans to other real estate owned	$1,740	$1,118
Reclassification of loans originated for sale to held to maturity	$2,589	$479

See accompanying notes to consolidated financial statements.

Index

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the “Company”) and the Company’s wholly owned subsidiaries, BCB Community Bank (the “Bank”), BCB Holding Company Investment Company, BCB New York Asset Management, Inc. and Pamrapo Service Corporation. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between March 31, 2013, and the date these consolidated financial statements were issued.

Significant Event

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Bank’s market area has been significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week, all of our offices were fully functional. The Bank has conducted a quantitative analysis identifying 122 loans with outstanding principal loan balances totaling approximately $38.0 million, of which $22.0 million of these loans identified have either completed the restoration or have paid the loan in full. The remaining $16.0 million are at various stages of completion and are closely monitored by the bank. Based on this analysis, the bank has made an additional provision for loan losses totaling $500,000 to mitigate any potential losses. Executive Management will continue to monitor the ongoing status on a monthly basis to determine if the established provision needs adjustment.

Note 2 – Reclassification

Certain amounts as of December 31, 2012 and the period ended March 31, 2012 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

Index

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended March 31,
	2013	2012

Pension plan:
Interest cost	$98	$111
Expected return on plan assets	(137)	(100)
Amortization of unrecognized loss	18	28

Net periodic pension cost	(21)	39

SERP plan:
Interest cost	$4	$5

Net periodic postretirement cost	$4	$5

Index

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options. Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On January 17, 2013, a grant of 130,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on January 17, 2013 and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements.

A summary of stock option activity, adjusted to retroactively reflect subsequent stock dividends, follows:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2012	274,296	$8.93-29.25	$11.97

Options forfeited	(3,125)	11.84	11.84
Options exercised	(1,400)	8.93-9.34	9.05
Options granted	130,000	9.03	9.03

Outstanding at March 31, 2013	399,771	$8.93-29.25	$11.03

As of March 31, 2013, stock options which are granted and were exercisable totaled 220,271 stock options.

The key valuation assumptions and fair value of stock options granted during the three months ended March 31, 2013 were:

Expected life	7.75 years
Risk-free interest rate	1.44%
Volatility	30.56%
Dividend yield	4.57%
Fair value	$1.59

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 179,500 unexercisable options outstanding as of March 31, 2013 is $272,380 over a weighted average period of 9.46 years.

Index

Note 4 – Earnings Per Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. For the three months ended March 31, 2013 and 2012, the weighted average of outstanding options considered to be anti-dilutive were 350,072 and 238,197, respectively, and were therefore excluded from the diluted net income per common share calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$2,280			$1,588

Basic earnings per share-
Income available to
Common stockholders	$2,280	8,492	$0.27	$1,588	9,436	$0.17

Effect of dilutive securities:
Stock options	—	2		—	13

Diluted earnings per share-
Income available to
Common stockholders	$2,280	8,494	$0.27	$1,588	9,449	$0.17

Index

Note 5 – Securities Available for Sale

March 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$1,097	$321	$—	$1,418

December 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$1,097	$143	$—	$1,240

Index

Note 6 – Securities Held to Maturity

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$3	$—	$—	$3
Due after five years through ten years	5,170	42	35	5,177
Due after ten years	135,306	5,639	65	140,880
	140,479	5,681	100	146,060
Municipal obligations:
Due after five to ten years	969	67	—	1,036
Due after ten years	393	27	—	420
	1,362	94	—	1,456
Trust originated preferred security:
Due after ten years	376	5	—	381
	1,738	99	—	1,837
	$142,217	$5,780	$100	$147,897

The amortized cost and carrying values shown above are categorized by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. As of March 31, 2013 and December 31, 2012, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

Management has periodically decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the three months ended March 31, 2013, proceeds from sales of securities held to maturity totaled approximately $6,327,000 and resulted in gross gains of approximately $239,000 and gross losses of approximately $15,000.

Index

Note 6 – Securities Held to Maturity (Continued)

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one year through five years	4	—	—	4
Due after five years through ten years	9,480	171	18	9,633
Due after ten years	153,425	6,747	38	160,134
	162,909	6,918	56	169,771
Municipal obligations:
Due after five to ten years	388	28	—	416
Due after ten years	975	65	—	1,040
	1,363	93	—	1,456

Trust originated preferred security:
Due after ten years	376	—	—	376
	$164,648	$7,011	$56	$171,603

Index

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2013
Residential mortgage-backed securities	$11,054	$98	$1,019	$2	$12,073	$100

	$11,054	$98	$1,019	$2	$12,073	$100

December 31, 2012
Residential mortgage-backed securities	$14,093	$56	$—	$—	$14,093	$56

	$14,093	$56	$—	$—	$14,093	$56

Management does not believe that any of the unrealized losses as of March 31, 2013, (which are related to ten residential mortgage-backed securities including two that have been in an unrealized loss position for more than twelve months) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies, including FNMA, FHLMC and GNMA. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of March 31, 2013 and December 31, 2012 by segment and class.

	March 31, 2013	December 31, 2012
	(In Thousands)
Real estate mortgage:
Residential	$201,514	$202,926
Commercial and multi-family	614,182	588,268
Construction	17,940	23,310
	833,636	814,504
Commercial:
Business loans	22,752	20,415
Lines of credit	28,367	39,253
	51,119	59,668
Consumer:
Passbook or certificate	666	736
Home equity lines of credit	18,605	17,841
Home equity	40,377	42,552
Automobile	31	37
Personal	544	567
	60,223	61,733
Deposit overdrafts	146	294

Total Loans	945,124	936,199

Deferred loan fees, net	(1,504)	(1,535)

Allowance for loan losses	(13,344)	(12,363)

	(14,848)	(13,898)

Net Loans	$930,276	$922,301
14

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

Commercial business lending is generally considered high risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans and lines of credit are primarily secured by inventories and other business assets. In most cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

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

Consumer loans generally have more credit risk than loans secured by real estate because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally have shorter terms and higher interest rates than other lending. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of March 31, 2013, we had $8.8 million in loans classified as doubtful, $13.7 million in loans classified as substandard, and $18.4 million in loans classified as special mention. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan is in the process of being revalued.

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

The current methodology for this calculation is determined with the Company’s specific Historical Loss Percentage (“HLP”) for each loan type, using two years of prior Bank data (or eight quarters). The relative weights of prior quarters are decayed logarithmically and are further adjusted based on the trend of the historical loss percentage at the time. Also, instead of applying consistent percentages to each of the credit risk grades, the current methodology applies a higher factor to classified loans based on a delinquency risk trend and concentration risk trend by using the past due and non-accrual as a percentage of the specific loan category.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the three months ended March 31, 2013 and recorded investment in loans receivable at March 31, 2013. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Beginning balance
December 31, 2012	$1,967	$8,051	$959	$820	$475	$59	$32	$12,363

Charge-offs	$—	$—	$—	$223	$—	$—	$—	$223
Recoveries	$—	$—	$3	$1	$—	$—	$—	$4
Provisions	$183	$229	$(202)	$777	$68	$(6)	$151	$1,200

Ending balance
March 31, 2013	$2,150	$8,280	$760	$1,375	$543	$53	$183	$13,344

Ending balance: individually
evaluated for impairment	$390	$1,398	$96	$886	$169	$3	$—	$2,942

Ending balance: collectively
evaluated for impairment	$1,648	$6,882	$664	$489	$374	$50	$183	$10,290

Ending balance: loans
acquired with deteriorated
credit quality	$112	$—	$—	$—	$—	$—	$—	$112

Loans receivables:

Ending balance	$201,514	$614,182	$17,940	$51,119	$58,982	$1,387	$—	$945,124

Ending balance: individually
evaluated for impairment	$11,903	$23,285	$332	$3,505	$3,195	$3	$—	$42,223

Ending balance: collectively
evaluated for impairment	$187,451	$588,099	$17,608	$47,288	$55,694	$1,384	$—	$897,524

Ending balance: loans
acquired with deteriorated
credit quality	$2,160	$2,798	$—	$326	$93	$—	$—	$5,377

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2012 and recorded investment in loans receivable at December 31, 2012. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Beginning balance
	$2,679	$5,798	$304	$1,041	$677	$10	$—	$10,509

Charge-offs	$793	$1,360	$292	$612	$24	$—	$—	$3,081
Recoveries	$—	$35	$—	$—	$—	$—	$—	$35
Provisions	$81	$3,578	$947	$391	$(178)	$49	$32	$4,900

Ending balance	$1,967	$8,051	$959	$820	$475	$59	$32	$12,363

Ending balance: individually
evaluated for impairment	$392	$1,061	$96	$353	$113	$—	$—	$2,015

Ending balance: collectively
evaluated for impairment	$1,470	$6,990	$863	$467	$362	$59	$32	$10,243

Ending balance: loans
acquired with deteriorated	$105	$—	$—	$—	$—	$—	$—	$105
credit quality

Loans receivables:

Ending balance	$202,926	$588,268	$23,310	$59,668	$60,393	$1,634	$—	$936,199

Ending balance: individually
evaluated for impairment	$10,849	$23,586	$130	$3,307	$2,557	$—	$—	$40,429

Ending balance: collectively
evaluated for impairment	$189,894	$561,880	$23,180	$56,034	$57,743	$1,634	$—	$890,365

Ending balance: loans
acquired with deteriorated
credit quality	$2,183	$2,802	$—	$327	$93	$—	$—	$5,405

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the three months ended March 31, 2012 and recorded investment in loans receivable at March 31, 2012. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Beginning balance
December 31, 2011	$2,679	$5,798	$304	$1,041	$677	$10	$—	$10,509

Charge-offs	$57	$11	$35	$70	$—	$—	$—	$173
Recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Provisions	$127	$53	$234	$104	$—	$18	$64	$600

Ending balance
March 31, 2012	$2,749	$5,840	$503	$1,075	$677	$28	$64	$10,936

Ending balance: individually
evaluated for impairment	$669	$1,319	$—	$257	$84	$—	$—	$2,329

Ending balance: collectively
evaluated for impairment	$1,810	$4,521	$348	$818	$583	$28	$64	$8,172

Ending balance: loans
acquired with deteriorated
credit quality	$270	$—	$155	$—	$10	$—	$—	$435

Loans receivables:

Ending balance	$210,960	$480,916	$18,699	$62,671	$66,351	$1,214	$—	$840,811

Ending balance: individually
evaluated for impairment	$16,150	$42,207	$1,201	$4,504	$3,052	$10	$—	$67,124

Ending balance: collectively
evaluated for impairment	$188,179	$433,950	$17,166	$57,777	$62,985	$1,204	$—	$761,261

Ending balance: loans
acquired with deteriorated
credit quality	$6,631	$4,759	$332	$390	$314	$—	$—	$12,426

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The tables below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, as of March 31, 2013 and December 31, 2012. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2013 and December 31, 2012, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of March 31, 2013	As of December 31, 2012
	(In Thousands)	(In Thousands)

Non-accruing loans:
Residential	$1,961	$2,163
Construction	130	130
Commercial business(1)	2,702	3,159
Commercial and multi-family	11,971	13,043
Home equity(2)	1,575	1,564
Consumer	—	—
Total	$18,339	$20,059

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans by portfolio class for the three months ended March 31, 2013 and 2012. (In Thousands):

	Three Months Ended March 31,
	2013	2013	2012	2012

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential Mortgages	$5,802	$86	$6,268	$23
Commercial and Multi-family	12,806	100	25,284	163
Construction	101	2	1,357	—
Commercial Business (1)	2,487	15	2,549	12
Home Equity (2)	2,151	15	1,889	15
Consumer	—	—	5	—

	$23,347	$218	$37,352	$213

With an allowance recorded:

Residential Mortgages	$7,746	$100	$9,391	$155
Commercial and Multi-family	13,292	143	15,551	167
Construction	130	—	154	—
Commercial Business (1)	1,246	24	1,860	3
Home Equity (2)	819	9	288	5
Consumer	2	—	—	—

	$23,235	$276	$27,244	$330

Total:
Residential Mortgages	$13,548	$186	$15,659	$178
Commercial and Multi-family	26,098	243	40,835	330
Construction	231	2	1,511	—
Commercial Business (1)	3,733	39	4,409	15
Home Equity (2)	2,970	24	2,177	20
Consumer	2	—	5	—

	$46,582	$494	$64,596	$543

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at March 31, 2013 and December 31, 2012. (In Thousands):

	As of March 31, 2013			As of December 31, 2012
	Recorded	Unpaid Principle	Related	Recorded	Unpaid Principle	Related
	Investment	Recognized	Allowance	Investment	Recognized	Allowance
With no related allowance recorded:

Residential Mortgages	$6,146	$6,528	$—	$5,458	$6,147	$—
Commercial and Multi-family	12,428	12,998	—	13,185	13,827	—
Construction	202	202	—	—	—	—
Commercial Business (1)	2,717	3,011	—	2,256	2,550	—
Home Equity (2)	2,389	2,436	—	1,912	1,959	—
Consumer	—	—	—	—	—	—

Total:	$23,882	$25,175	$—	$22,811	$24,483	$—

With an allowance recorded:

Residential Mortgages	$7,917	$8,284	$502	$7,574	$7,638	$497
Commercial and Multi-family	13,383	13,383	1,398	13,203	13,203	1,061
Construction	130	130	96	130	130	96
Commercial Business (1)	1,114	1,114	886	1,378	1,378	353
Home Equity (2)	899	899	169	738	738	113
Consumer	3	3	3	—	—	—

Total:	$23,446	$23,813	$3,054	$23,023	$23,087	$2,120

Residential Mortgages	$14,063	$14,812	$502	$13,032	$13,785	$497
Commercial and Multi-family	25,811	26,381	1,398	26,388	27,030	1,061
Construction	332	332	96	130	130	96
Commercial Business (1)	3,831	4,125	886	3,634	3,928	353
Home Equity (2)	3,288	3,335	169	2,650	2,697	113
Consumer	3	3	3	—	—	—

Total:	$47,328	$48,988	$3,054	$45,834	$47,570	$2,120

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally included, but not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. As of March 31, 2013 and 2012, TDR’s totaled $30.1 million and $36.2 million, respectively.

The following table summarizes information in regards to troubled debt restructurings for the three months ended March 31, 2013 and 2012, (In thousands):

		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments
Three Months Ended March 31, 2013

Commercial and multi-family	1	$94	$94
Home equity(1)	1	$101	$101

		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments
Three Months Ended March 31, 2012

Residential	9	$3,557	$3,557
Commercial and multi-family	9	$5,369	$5,369
Home equity(1)	2	$200	$200

The loans included above are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate to a below market rate, accepting interest only for a period of time or a change in amortization period. For the three months ended March 31, 2013 and 2012, TDRs totaled $195,000 and $9.1 million, respectively. The significant decrease in TDRs reflects the loan sales which the Bank undertook in the third and fourth quarter of 2012 as part of our balance sheet restructuring. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

__________
(1) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring (In thousands):

	Number of Contracts	Recorded Investment

Three Months Ended March 31, 2013

Residential	1	$221
Commercial and multi-family	1	$194
Commercial business(1)	2	$1,179
Home equity(2)	1	$56

	Number of Contracts	Recorded Investment

Three Months Ended March 31, 2012

Residential	2	$216
Commercial and multi-family	2	$1,140
Commercial business(1)	1	$844
Home equity(2)	2	$295

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of March 31, 2013:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential	$7,084	$5,486	$924	$13,494	$188,020	$201,514	$—
Commercial and multi-family	17,103	4,489	8,857	30,449	583,733	614,182	—
Construction	1,929	537	130	2,596	15,344	17,940	—
Commercial business(1)	795	445	1,437	2,677	48,442	51,119	—
Home equity(2)	1,316	1,216	1,382	3,914	55,068	58,982	—
Consumer	32	3	—	35	1,352	1,387	—
Total	$28,259	$12,176	$12,730	$53,165	$891,959	$945,124	$—

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2012:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential	$7,566	$1,941	$2,348	$11,855	$191,071	$202,926	$1,223
Commercial and multi-family	23,816	5,245	9,275	38,336	549,932	588,268	1,386
Construction	2,537	1,174	130	3,841	19,469	23,310	—
Commercial business(1)	1,495	152	1,514	3,161	56,507	59,668	—
Home equity(2)	1,380	717	1,516	3,613	56,780	60,393	227
Consumer	—	—	—	—	1,634	1,634	—
Total	$36,794	$9,229	$14,783	$60,806	$875,393	$936,199	$2,836

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of March 31, 2013. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential	$191,896	$4,483	$4,288	$847	$—	$201,514
Commercial and multi-family	591,007	10,812	6,200	6,163	—	614,182
Construction	17,010	441	—	489	—	17,940
Commercial business(1)	46,810	1,684	1,451	1,174	—	51,119
Home equity(2)	56,166	977	1,751	88	—	58,982
Consumer	1,348	—	36	3	—	1,387
Total	$904,237	$18,397	$13,726	$8,764	$—	$945,124

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2012. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Residential	$190,054	$6,300	$5,653	$919	$—	$202,926
Commercial and multi-family	556,814	15,036	13,206	3,212	—	588,268
Construction	22,739	—	441	130	—	23,310
Commercial business(1)	54,100	2,696	1,452	1,420	—	59,668
Home equity(2)	57,857	1,091	1,445	—	—	60,393
Consumer	1,598	—	36	—	—	1,634
Total	$883,162	$25,123	$22,233	$5,681	$—	$936,199

________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	March 31,	December 31,
	2013	2012

Unpaid principal balance	$313,847	$330,090
Recorded investment	310,287	326,717

The following table presents changes in the accretable discount on loans acquired for the three months ended March 31, 2013 and 2012. (In Dollars):

	March 31,	March 31,
	2013	2012

Beginning Balance	$136,209	$180,722
Accretion	(11,531)	(13,593)
Ending Balance	$124,678	$167,129

No interest income is being recognized on loans acquired where the fair value of the loan was based on the cash flows expected to be received from the foreclosure and sale of the underlying collateral. The carrying value of these loans as of March 31, 2013 and March 31, 2012, was $5.4 million and $12.5 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2013:
Securities available for sale — Equity Securities	$1,418	$1,418	$—	$—

As of December 31, 2012:
Securities available for sale — Equity Securities	$1,240	$1,240	$—	$—

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2013.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2013.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2013:
Impaired Loans	$20,392	$—	$—	$20,392

As of December 31, 2012:
Impaired Loans	$20,967	$—	$—	$20,967
Other Real Estate Owned	$2,215	$—	$—	$2,215

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2013 and December 31, 2012 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
March 31, 2013:
Impaired Loans	$20,392	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2012:
Impaired Loans	$20,967	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%
Other Real Estate Owned	$2,215	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012.

Cash and Cash Equivalents and Interest-Earning Time Deposits (Carried at Cost)

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of March 31, 2013 and December 31, 2012.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$37,034	$37,034	$37,034	$—	$—
Interest earning time deposits	986	986	986	—	—
Securities available for sale	1,418	1,418	1,418	—	—
Securities held to maturity	142,217	147,897	—	147,897	—
Loans held for sale	1,328	1,357	—	1,357	—
Loans receivable	930,276	970,621	—	—	970,621
FHLB of New York stock	6,933	6,933	—	6,933	—
Interest receivable	4,275	4,275	—	4,275	—

Financial liabilities:			—
Deposits	943,796	948,120	541,235	406,885	—
Long-term debt	114,124	127,080	—	127,080	—
Interest payable	771	771	—	771	—

	As of December 31, 2012

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$34,147	$34,147	$34,147	$—	$—
Interest earning time deposits	986	986	986	—	—
Securities available for sale	1,240	1,240	1,240	—	—
Securities held to maturity	164,648	171,603	—	171,603	—
Loans held for sale	1,602	1,637	—	1,637	—
Loans receivable	922,301	963,472	—	—	963,472
FHLB of New York stock	7,698	7,698	—	7,698	—
Interest receivable	4,063	4,063	—	4,063	—

Financial liabilities:
Deposits	940,786	944,960	527,318	417,642	—
Long-term debt	131,124	144,211	—	144,211	—
Interest payable	789	789	—	789	—

Index

Note 9 – New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in this ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income.  For public entities, the amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012.  The Company adopted this ASU on January 1, 2013 by including the required disclosures in the notes included on the consolidated statements of comprehensive income. The adoption of ASU 2013-02 did not have an impact on the Company's financial condition, results of operations, or cash flows.

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets decreased by $13.2 million or 1.1% to $1.158 billion at March 31, 2013 from $1.171 billion at December 31, 2012. The decrease in total assets occurred primarily as a result of a decrease in securities held to maturity of $22.4 million, partially offset by an increase in net loans receivable of $8.0 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. It is our intention to grow the balance sheet at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $2.9 million or 8.5% to $37.0 million at March 31, 2013 from $34.1 million at December 31, 2012. Investment securities classified as held-to-maturity decreased by $22.4 million or 13.6% to $142.2 million at March 31, 2013 from $164.6 million at December 31, 2012. This decrease in investment securities resulted primarily from allowable sales of $6.3 million of mortgage-backed securities from the held-to-maturity portfolio and $17.1 million of repayments and prepayments in the mortgage-backed securities portfolio, partiallyoffset by purchases of $1.4 million in investment securities.

Net loans receivable increased by $8.0 million or 0.9% to $930.3 million at March 31, 2013 from $922.3 million at December 31, 2012. The increase resulted primarily from a $19.1 million increase in real estate mortgages comprising residential, commercial and multi-family, construction and participation loans with other financial institutions partially offset by a $8.5 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization, and a $1.5 million decrease in consumer loans, net of amortization partially offset by a $981,000 increase in the allowance for loan losses. As of March 31, 2013, the allowance for loan losses was $13.3 million or 72.8% of non-performing loans and 1.41% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $3.0 million or 0.3% to $943.8 million at March 31, 2013 from $940.8 million at December 31, 2012. The increase resulted primarily from a $16.1 million increase in non-interest bearing deposits along with an increase of $6.5 million in savings and club deposits which more than offset a $10.9 million decrease in certificate of deposits, a decrease of $7.7 million in NOW deposits and a decrease of $955,000 in money market interest bearing deposits. Consistent with our customer’s preferences, we have attempted to shift our funding from higher cost time deposit accounts to more liquid and lower cost core deposits. During the quarter ended March 31, 2013, the Federal Open Market Committee (FOMC) has continued its mindset of a continuing accommodative monetary policy. This has resulted in historically low short term market rates that have further resulted in low time deposit account yields which in turn has had the effect of decreasing interest expense.

We had no short-term borrowed money at March 31, 2013 compared with $17.0 million in short-term borrowings at December 31, 2012. Long-term borrowed money remained constant at $114.1 million at March 31, 2013 and December 31, 2012, respectively. The purpose of the borrowings reflects the use of long term and short term Federal Home Loan Bank advances to augment deposits as the Bank’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity increased by $1.1 million or 1.2% to $92.7 million at March 31, 2013 from $91.6 million at December 31, 2012. The increase in stockholders’ equity is primarily attributable to net income of $2.4 million. During the period the Company repurchased 25,225 shares of the Company’s common stock at a cost of $247,000, and paid a cash dividend during the quarter totaling $1.0 million on common shares and the accrued a dividend payable on the preferred shares of $130,000 payable in the second quarter. As of March 31, 2013, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.40%, 12.90% and 14.16% respectively.

Results of Operations

Net income increased by $822,000 or 51.8% to $2.41 million for the three months ended March 31, 2013 compared with net income of $1.59 million for three months ended March 31, 2012. The increase in net income was due to an increase in total interest income along with decreases in total interest expense and non-interest expense, partially offset by increases in the provision for loan losses and the income tax provision and a decrease in non-interest income.

Net interest income increased by $1.1 million or 10.8% to $11.4 million for the three months ended March 31, 2013 from $10.3 million for the three months ended March 31, 2012. The increase in net interest income resulted primarily from an increase in the average yield on interest earning assets of forty-three basis points to 4.97% for the three months ended March 31, 2013 from 4.54% for the three months ended March 31, 2012, partially offset by a decrease in the average balance of interest earning assets of $61.0 million or 5.1% to $1.132 billion for the three months ended March 31, 2013 from $1.193 billion for the three months ended March 31, 2012. While yields on the individual components of interest-earning assets generally declined, the overall yield on interest-earning assets increased due to a reallocation of such assets into higher yielding loans. The average balance of interest bearing liabilities decreased by $71.4 million or 6.9% to $967.6 million for the three months ended March 31, 2013 from $1.039 billion for the three months ended March 31, 2012, while the average cost of interest bearing liabilities decreased by fifteen basis points to 1.10% for the three months ended March 31, 2013 from 1.25% for the year three months ended March 31, 2012. As a consequence of the aforementioned, our net interest margin increased by fifty-eight basis points to 4.03% for the three months ended March 31, 2013 from 3.45% for the three months ended March 31, 2012.

Interest income on loans receivable increased by $1.02 million or 8.5% to $12.99 million for the three months ended March 31, 2013 from $11.97 million for the three months ended March 31, 2012. The increase was primarily attributable to an increase in the average balance of loans receivable of $82.1 million or 9.5% to $945.7 million for the three months ended March 31, 2013 from $863.6 million for the three months ended March 31, 2012, partially offset by a slight decrease in the average yield on loans receivable to 5.50% for the three months ended March 31, 2013 from 5.55% for the three months ended March 31, 2012. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

Interest income on securities decreased by $472,000 or 30.5% to $1.07 million for the three months ended March 31, 2013 from $1.55 million for the three months ended March 31, 2012. This decrease was primarily due to a decrease in the average balance of securities held-to-maturity of $54.1 million or 24.9% to $163.4 million for the three months ended March 31, 2013 from $217.5 million for the three months ended March 31, 2012, as well as a decrease in the average yield of securities held-to-maturity to 2.63% for the three months ended March 31, 2013 from 2.84% for the three months ended March 31, 2012. The decrease in the average yield reflects the persistent low interest rate environment for the three months ended March 31, 2013.

Interest income on other interest-earning assets decreased by $19,000 or 63.3% to $11,000 for the three months ended March 31, 2013 from $30,000 for the three months ended March 31, 2012. This decrease was primarily due to a decrease of $89.1 million or 79.3% in the average balance of other interest-earning assets to $23.3 million for the three months ended March 31, 2013 from $112.4 million for the three months ended March 31, 2012. The average yield on other interest-earning assets increased marginally to 0.19% for the three months ended March 31, 2013 from 0.11% for the three months ended March 31, 2012. The static nature of the average yield on other interest-earning assets reflects the current philosophy of the FOMC of keeping short term interest rates at historically low levels for the last several years. The decreased balance of other interest earning assets reflects management’s decision to reallocate excess liquidity into higher yielding, regularly repricing loan product during a period of historically low money market interest rates.

Index

Total interest expense decreased by $592,000 or 18.2% to $2.66 million for the three months ended March 31, 2013 from $3.25 million for the three months ended March 31, 2012. The decrease resulted primarily from a decrease in the balance of average interest-bearing liabilities of $71.4 million or 6.9% to $967.6 million for the three months ended March 31, 2013 from $1.039 billion for the three months ended March 31, 2012, along with a decrease in the average cost of interest-bearing liabilities of fifteen basis points to 1.10% for the three months ended March 31, 2013 from 1.25% for the three months ended March 31, 2012. The decrease in the balance of average interest-bearing liabilities is primarily attributable to the decrease in the average balance of certificate of deposits of $46.8 million or 10.3% to $407.7 million for the three months ended March 31, 2013 from $454.5 million for the three months ended March 31, 2012 along with a decrease in the average balance of wholesale borrowings of $11.1 million or 8.7% to $116.6 million for the three months ended March 31, 2013 from $127.7 million for the three months ended March 31, 2012. The decrease in the average cost reflects the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $1.2 million and $600,000 for the three months ended March 31, 2013 and 2012, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2013, the Bank experienced $219,000 in net charge-offs (consisting of $223,000 in charge-offs and $4,000 in recoveries). During the year ended December 31, 2012, the Bank experienced $3.05 million in net charge-offs (consisting of $3.08 million in charge-offs and $35,000 in recoveries). The Bank had non-performing loans totaling $18.3 million or 1.94% of gross loans at March 31, 2013 and $22.9 million or 2.45% of gross loans at December 31, 2012. The allowance for loan losses was $13.3 million or 1.41% of gross loans at March 31, 2013, $12.4 million or 1.32% of gross loans at December 31, 2012 and $10.9 million or 1.30% of gross loans at March 31, 2012. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2013, December 31, 2012 and March 31, 2012.

Total non-interest income decreased by $498,000 or 38.8% to $784,000 for the three months ended March 31, 2013 from $1.28 million for the three months ended March 31, 2012. The decrease in non-interest income resulted primarily from a decrease of $66,000 or 13.5% in fees and service charges to $424,000 for the three months ended March 31, 2013 from $490,000 for the three months ended March 31, 2012, a decrease of $521,000 or 81.4% in gain on sale of loans originated for sale to $119,000 for the three months ended March 31, 2013 from $640,000 for the three months ended March 31, 2012, and a decrease of $7,000 or 29.2% in other non-interest income to $17,000 for the three months ended March 31, 2013 from $24,000 for the three months ended March 31, 2012, partially offset by an increase of $96,000 or 75.0% in gain on sale of securities held to maturity to $224,000 for the three months ended March 31, 2013 from $128,000 for the three months ended March 31, 2012. The securities sold consisted of mortgage-backed securities that had already returned at least 85% of the original principal purchased. The decrease in fees and service charges is primarily due to decreased late fee income of $116,000 or 68.6% to $53,000 for the three months ended March 31, 2013 from $169,000 for the three months ended March 31, 2012, partially offset by an increase in deposit service charges of $74,000 or 40.2% to $258,000 for the three months ended March 31, 2013 from $184,000 for the three months ended March 31, 2012. The decrease in gain on sale of loans originated for sale occurred primarily as a result of a decrease in sales activity for the three months ended March 31, 2013 compared to March 31, 2012.

Total non-interest expense decreased by $1.48 million or 17.7% to $6.9 million for the three months ended March 31, 2013 from $8.38 million for the three months ended March 31, 2012. Salaries and employee benefits expense decreased by $467,000 or 11.9% to $3.47 million for the three months ended March 31, 2013 from $3.93 million for the three months ended March 31, 2012. The decrease resulted primarily from a decrease in employee benefits of $323,000 along with decreases in overtime paid of $43,000 and commissions paid to mortgage originators on loans held for sale of $56,000 compared to March 31, 2012. Occupancy expense decreased by $34,000 or 4.0% to $812,000 for the three months ended March 31, 2013 from $846,000 for the three months ended March 31, 2012. Equipment expense decreased by $282,000 or 19.5% to $1.17 million for the three months ended March 31, 2013 from $1.45 million for the three months ended March 31, 2012. The decrease resulted primarily from system conversion costs following the acquisition of Allegiance Community Bank of approximately $250,000 incurred in March 2012. Professional fees increased by $28,000 or 6.5% to $459,000 for the three months ended March 31, 2013 from $431,000 for the three months ended March 31, 2012. Director fees decreased by $42,000 or 20.0% to $168,000 for the three months ended March 31, 2013 from $210,000 for the three months ended March 31, 2012. Regulatory assessments decreased by $45,000 or 14.5% to $265,000 for the three months ended March 31, 2013 from $310,000 for the three months ended March 31, 2012 primarily due to the new assessment methodology instituted under the Dodd-Frank Act which lowered the Bank’s insurance premium. Advertising expense decreased by $15,000 or 12.8% to $102,000 for the three months ended March 31, 2013 from $117,000 for the three months ended March 31, 2012. Other real estate owned (income)/expenses decreased by $329,000 or 134.3% to income of $84,000 for the three months ended March 31, 2013 from an expense of $245,000 for the three months ended March 31, 2012. The decrease in expenses was primarily due to an upward valuation adjustment of OREO property of $110,000 for the three months ended March 31, 2013 compared to no corresponding entry for the three months ended March 31, 2012, along with a gain on sale of OREO properties of ($21,000) for the three months ended March 31, 2013 from a loss on sale of OREO properties of $137,000 for the three months ended March 31, 2012 and a decrease in OREO expenses of $61,000 or 56.5% to $47,000 for the three months ended March 31, 2013 from $108,000 for the three months ended March 31, 2012. Other non-interest expense decreased by $292,000 or 34.7% to $550,000 for the three months ended March 31, 2013 from $842,000 for the three months ended March 31, 2012. The decrease was primarily due to the sale of the non-performing loan portfolio in 2012 which alleviated the carrying and legacy costs associated with these non-performing loans. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income taxes increased by $678,000 or 67.2% to $1.69 million for the three months ended March 31, 2013 from $1.01 million for the three months ended March 31, 2012, reflecting increased taxable income during the three month time period ended March 31, 2013. The consolidated effective tax rate for the three months ended March 31, 2013 was 41.2% compared to 38.9% for the three months ended March 31, 2012.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2013. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2013. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$102,785	$(35,277)	-25.55%	9.30%	-218	bps
+200bp	123,604	(14,458)	-10.47	10.82	-66	bps
+100bp	135,428	(2,634)	-1.91	11.53	05	bps
PAR	138,062	—	—	11.48	—	bps
-100bp	143,460	5,398	3.91	11.72	24	bps

bp – basis points

The table above indicates that as of March 31, 2013, in the event of a 100 basis point increase in interest rates, we would experience a 1.91% decrease in NPV.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of March 31, 2013, we were not involved in any material legal proceedings, the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

The Company is a named defendant in the lawsuit Kontos v. Robbins, et al., filed in the Superior Court of New Jersey on May 15, 2012. The lawsuit alleges that Spencer Robbins, the former Chairman of the Board of Allegiance Community Bank and currently a director of the Company, and others misled Mr. Kontos with respect to his investment in a real estate project and induced Mr. Kontos to borrow money from Allegiance Community Bank, also a named defendant. The lawsuit seeks an unspecified dollar amount of damages, as well as equitable and other relief. Insurance coverage is currently in effect. The Company has filed its Answer to the lawsuit. The Company, after preliminary review, believes the lawsuit is without merit and frivolous. The Company intends to vigorously defend its interests in this litigation.

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

ITEM 1.A. RISK FACTORS

Other than as set forth below, there have been no changes to the risk factors set forth under Item 1.A Risk Factors as set fourth in the Company’s Form 10-K for the year ended December 31, 2012.

The asset quality of our loan portfolio may deteriorate if the economy falters, resulting in a portion of our loans failing to perform in accordance with their terms. Under such circumstances our profitability will be adversely affected.

At March 31, 2013, the Company had $47.3 million in classified loans of which $8.8 million were classified as doubtful, $13.7 million were classified as substandard and $18.4 million were classified as special mention. In addition, at that date we had $18.3 million in non-accruing loans. While we have adhered to stringent underwriting standards in the origination of loans, a large percentage of our loan portfolio was obtained in connection with our acquisition of Pamrapo Bancorp, Inc. and Allegiance Community Bank. In addition, there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

The effects of Hurricane Sandy impacted our operations and disrupted our branch network and potentially affected loan facilities in those areas affected by the storm. Under such circumstances our profitability will be adversely affected.

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Bank’s market area has been significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week, all of our offices were fully functional. The Bank has conducted a quantitative analysis identifying 122 loans with outstanding principal loan balances totaling approximately $38.0 million, of which $22.0 million of these loans identified have either completed the restoration or have paid the loan in full. The remaining $16.0 million are at various stages of completion and are closely monitored by the bank. Based on this analysis, the bank has made an additional provision for loan losses totaling $500,000 to mitigate any potential losses. Executive Management will continue to monitor the ongoing status on a monthly basis to determine if the established provision needs adjustment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On May 9, 2012, the Company announced a sixth stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. The Company’s stock purchases for the three months ended March 31, 2013 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased
January 1-January 31, 2013	12,840	$9.69	12,840	187,757
February 1- February 28, 2013	12,385	$9.82	25,225	175,372
March 1- March 31, 2013	—	$—	—	—
Total	25,225	9.76	25,225	175,372

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Index

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

BCB BANCORP, INC.

Date: May 10, 2013	By:	/s/ Donald Mindiak
Donald Mindiak
Chief Executive Officer

Date: May 10, 2013	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Chief Financial Officer

