Form 10-Q
period 2013-06-30
BCB BANCORP INC
filed 2013-08-09
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2013, BCB Bancorp, Inc., had 8,373,966 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Cash and amounts due from depository institutions	$6,134	$6,242
Interest-earning deposits	45,082	27,905
Total cash and cash equivalents	51,216	34,147

Interest-earning time deposits	986	986
Securities available for sale	662	1,240
Securities held to maturity, fair value $129,692 and $171,603,
respectively	127,834	164,648
Loans held for sale	1,668	1,602
Loans receivable, net of allowance for loan losses of $13,673 and
$12,363, respectively	942,090	922,301
Premises and equipment, net	14,104	13,568
Federal Home Loan Bank of New York stock, at cost	7,030	7,698
Interest receivable	4,214	4,063
Other real estate owned	3,475	3,274
Deferred income taxes	10,405	10,053
Other assets	3,675	7,778
Total Assets	$1,167,359	$1,171,358

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$102,917	$85,950
Interest bearing deposits	849,076	854,836
Total deposits	951,993	940,786
Short-term Borrowings	—	17,000
Long-term Debt	114,124	114,124
Other Liabilities	7,940	7,867
Total Liabilities	1,074,057	1,079,777

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 865 shares of series A 6% noncumulative perpetual
preferred stock (liquidation preference value $10,000 per share, liquidation value $8.65 million)	—	—
Additional paid-in capital preferred stock	8,570	8,570
Common stock; $0.064 stated value; 20,000,000 shares authorized,
10,842,479 and 10,841,079 shares, respectively, issued;
8,373,966 shares and 8,496,508 shares, respectively oustanding	694	694
Additional paid-in capital common stock	91,875	91,846
Treasury stock, at cost, 2,468,513 and 2,344,571 shares, respectively	(28,434)	(27,177)
Retained earnings	21,561	18,883
Accumulated other comprehensive loss	(964)	(1,235)
Total Stockholders' equity	93,302	91,581

Total Liabilities and Stockholders' equity	$1,167,359	$1,171,358

See accompanying notes to consolidated financial statements. 1

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (loss)

(In Thousands, except for share and per share amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Interest income:
Loans	$13,246	$11,756	$26,239	$23,729
Investments, taxable	928	1,519	1,989	3,052
Investments, non-taxable	12	12	25	25
Other interest-earning assets	13	34	24	65
Total interest income	14,199	13,321	28,277	26,871

Interest expense:
Deposits:
Demand	107	160	210	354
Savings and club	91	135	177	302
Certificates of deposit	1,192	1,542	2,441	3,111
	1,390	1,837	2,828	3,767
Borrowed money	1,241	1,236	2,464	2,559
Total interest expense	2,631	3,073	5,292	6,326

Net interest income	11,568	10,248	22,985	20,545
Provision for loan losses	600	1,200	1,800	1,800

Net interest income after provision for loan losses	10,968	9,048	21,185	18,745

Non interest income:
Fees and service charges	479	608	903	1,098
Gain on sales of loans originated for sale	227	316	346	669
Gain on sale of loans acquired	—	—	—	286
Loss on bulk sale of impaired loans held in portfolio	—	(7,342)	—	(7,342)
Gain on sale of securities held to maturity	135	66	360	193
Other	40	41	56	66
Total non interest income	881	(6,311)	1,665	(5,030)

Non interest expense:
Salaries and employee benefits	3,719	3,891	7,186	7,823
Occupancy expense of premises	866	887	1,679	1,732
Equipment	1,282	1,151	2,448	2,599
Professional fees	568	595	1,027	1,026
Director fees	168	182	336	392
Regulatory assessments	278	295	543	606
Advertising	178	129	280	246
Other real estate owned	(32)	16	(116)	261
Other	562	853	1,109	1,696
Total non interest expense	7,589	7,999	14,492	16,381

Income (loss) before income tax provision	4,260	(5,262)	8,358	(2,666)
Income tax provision	1,707	(1,900)	3,395	(892)

Net Income (loss)	$2,553	$(3,362)	$4,963	$(1,774)
Preferred stock dividends	130	—	260	—
Net Income (loss) available to common stockholders	$2,423	$(3,362)	$4,703	$(1,774)

Net Income (loss) per common share-basic and diluted
Basic	$0.29	$(0.37)	$0.56	$(0.19)
Diluted	$0.29	$(0.37)	$0.56	$(0.19)

Weighted average number of common shares outstanding
Basic	8,411	9,142	8,446	9,289
Diluted	8,417	9,142	8,450	9,289

See accompanying notes to consolidated financial statements. 2

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income (loss)	$2,553	$(3,362)	$4,963	$(1,774)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	142	24	249	111
Less: reclassification adjustment for gains included in net income (b) (d)	—	—	—	—
Benefit plans (c)	11	34	22	34
Other comprehensive income	153	58	271	145
Comprehensive income (loss)	$2,706	$(3,304)	$5,234	$(1,629)

(a)	Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains of $239,000, $40,000, $421,000 and $185,000, respectively, less deferred taxes of $98,000, $16,000, $172,000 and $74,000, respectively.
(b)	No sales of available-for-sale securities occurred during the three and six months ended June 30, 2013 and 2012.
(c)	Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $18,000, $56,000, $36,000 and $56,000, respectively, less deferred taxes of $7,000, $22,000, $14,000 and $22,000, respectively. The Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.
(d)	During the second quarter of 2013, one available for sale security was called at par for $1.0 million.

See accompanying notes to consolidated financial statements. 3

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Beginning Balance at January 1, 2013	$—	$694	$100,416	$(27,177)	$18,883	$(1,235)	$91,581

Exercise of Stock Options (1,400 shares)	—	—	12	—	—	—	12

Stock-based compensation expense	—	—	17	—	—	—	17

Treasury Stock Purchases (123,942 shares)	—	—	—	(1,257)	—	—	(1,257)

Dividends payable on Series A 6% noncumulative perpetual preferred stock	—	—	—	—	(260)	—	(260)

Cash dividends on common stock ($0.24 per share) declared	—	—	—	—	(2,025)	—	(2,025)

Net income	—	—	—	—	4,963	—	4,963

Other comprehensive income	—	—	—	—	—	271	271

Ending Balance at June 30, 2013	$—	$694	$100,445	$(28,434)	$21,561	$(964)	$93,302

See accompanying notes to consolidated financial statements. 4

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities :
Net Income (loss)	$4,963	$(1,774)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	645	560
Amortization and accretion, net	604	856
Provision for loan losses	1,800	1,800
Deferred income tax (benefit)	(538)	(238)
Loans originated for sale	(11,909)	(26,533)
Proceeds from sale of loans originated for sale	9,314	27,916
Gain on sales of loans originated for sale	(346)	(669)
(Gain) loss on sales of other real estate owned	(123)	99
Fair value adjustment of other real estate owned	(110)	(193)
Gain on sales of securities held to maturity	(360)	(286)
Loss on bulk sale of impaired loans held in portfolio	—	7,342
Stock compensation expense	17	4
(Increase) decrease in interest receivable	(151)	757
(Decrease) increase in other assets	3,939	(2,018)
(Decrease) increase in accrued interest payable	(54)	1
Increase in other liabilities	326	1,555

Net Cash Provided by Operating Activities	8,017	9,179

Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	29,012	33,693
Proceeds from call on securities available for sale	1,000	—
Purchases of securities held to maturity	(1,359)	(47,924)
Proceeds from sales of securities held to maturity	8,591	20,018
Proceeds from sale of loans acquired	—	10,836
Proceeds from sales of other real estate owned	3,042	2,835
Proceeds from bulk sale of impaired loans held in portfolio	—	10,235
Proceeds from sale of participation loans held in portfolio	24,224	—
Participation loans sold held in portfolio	(24,224)	—
Purchases of loans	(2,334)	(2,267)
Net (Increase) decrease in loans receivable	(19,194)	(12,423)
Improvements to other real estate owned	—	(59)
Additions to premises and equipment	(1,181)	(826)
Purchase of Federal Home Loan Bank of New York stock	(3,297)	—
Redemption of Federal Home Loan Bank of New York stock	3,965	565

Net Cash Provided By Investing Activities	18,245	14,683

Cash flows from financing activities:
Net increase (decrease) in deposits	11,207	(12,793)
Repayment of long-term debt	—	(15,407)
Repayment of short-term debt	(17,000)	—
Purchases of treasury stock	(1,257)	(7,393)
Cash dividend paid common stock	(2,025)	(2,244)
Cash dividend paid preferred stock	(130)	—
Exercise of stock options	12	55

Net Cash Used In Financing Activities	(9,193)	(37,782)

Net Increase (Decrease) In Cash and Cash Equivalents	17,069	(13,920)
Cash and Cash Equivalents-Begininng	34,147	117,087

Cash and Cash Equivalents-Ending	$51,216	$103,167

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$27	$1,929
Interest	$5,346	$6,325

Non-cash items:
Transfer of loans to other real estate owned	$3,010	$2,373
Loans to facilitate sale of othe real estate owned	—	616
Reclassification of loans originated for sale to held to maturity	$2,875	$2,146

See accompanying notes to consolidated financial statements. 5

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between June 30, 2013, and the date these consolidated financial statements were issued.

Significant Event

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Company’s market area has been significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week, all of our offices were fully functional. The Company conducted in 2012 a quantitative analysis identifying 122 loans with outstanding principal loan balances totaling approximately $38.0 million. At June 30, 2013, borrowers of $25.0 million of the loans have either fully completed the restoration process or have paid the loan in full. The remaining $13.0 million are at various stages of completion and are continually monitored by the Company. Based on this updated, current analysis, the Company which had initially established an additional Hurricane Sandy related provision for loan losses totaling $500,000 to mitigate any potential losses has reduced this provision to $149,000 at June 30, 2013. The Company will continue to monitor the ongoing status of the Hurricane Sandy impacted loans to determine if the established provision needs adjustment.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not believe this pronouncement, when adopted, will have a material impact on operations or financial position.

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

Note 2 – Reclassification

Certain amounts as of December 31, 2012 and the period ended June 30, 2012 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Pension plan:
Interest cost	$98	$111	$196	$222
Expected return on plan assets	(137)	(100)	(274)	(200)
Amortization of unrecognized loss	18	56	36	56

Net periodic pension cost	(21)	67	(42)	78

SERP plan:
Interest cost	$4	$5	$8	$10

Net periodic postretirement cost	$4	$5	$8	$10

Index

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options. Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On January 17, 2013, a grant of 130,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on January 17, 2013 and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. During the first quarter of 2013, there were 130,000 stock options granted and there were no stock options granted during the three months ended June 30, 2013.

A summary of stock option activity, adjusted to retroactively reflect subsequent stock dividends, follows:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2012	274,296	$8.93-29.25	$11.97

Options granted	130,000	9.03	9.03
Options exercised	(1,400)	8.93-9.34	9.05
Options forfeited	(3,125)	11.84	11.84
Options expired	(5,431)	18.41	18.41

Outstanding at June 30, 2013	394,340	$8.93-29.25	$10.92

As of June 30, 2013, stock options which are granted and were exercisable totaled 214,840 stock options.

The key valuation assumptions and fair value of stock options granted during the three months ended March 31, 2013 were:

Expected life	7.75 years
Risk-free interest rate	1.44%
Volatility	30.56%
Dividend yield	4.57%
Fair value	$1.59

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 179,500 shares underlying unexercised options outstanding as of June 30, 2013 is $265,332 over a weighted average period of 9.22 years.

Index

Note 4 – Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. The diluted net income (loss) per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and six months ended June 30, 2013, the weighted average of outstanding options considered to be anti-dilutive were 343,252 and were therefore excluded from the diluted net income per common share calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$2,423			$(3,362)

Basic earnings per share-
Income available to
Common stockholders	$2,423	8,411	$0.29	$(3,362)	9,142	$(0.37)

Effect of dilutive securities:
Stock options	—	6		—	—

Diluted earnings per share-
Income available to
Common stockholders	$2,423	8,417	$0.29	$(3,362)	9,142	$(0.37)

	For the Six Months Ended June 30,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$4,703			$(1,774)

Basic earnings per share-
Income available to
Common stockholders	$4,703	8,446	$0.56	$(1,774)	9,289	$(0.19)

Effect of dilutive securities:
Stock options	—	4		—	—

Diluted earnings per share-
Income available to
Common stockholders	$4,703	8,450	$0.56	$(1,774)	9,289	$(0.19)

Index

Note 5 – Securities Available for Sale

The following tables presents the cost and gross unrealized gains and losses on securities available for sale as of June 30, 2013 and December 31, 2012.

June 30, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$97	$565	$—	$662

December 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$1,097	$143	$—	$1,240

Index

Note 6 – Securities Held to Maturity

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities held to maturity as of June 30, 2013.

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$18	$1	$—	$19
Due after five years through ten years	5,059	2	(135)	4,926
Due after ten years	121,021	2,701	(766)	122,956
	126,098	2,704	(901)	127,901
Municipal obligations:
Due after five to ten years	968	36	—	1,004
Due after ten years	392	13	—	405
	1,360	49	—	1,409
Trust originated preferred security:
Due after ten years	376	6	—	382
	$127,834	$2,759	$(901)	$129,692

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities held to maturity as of December 31, 2012.

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one year through five years	4	—	—	4
Due after five years through ten years	9,480	171	(18)	9,633
Due after ten years	153,425	6,747	(38)	160,134
	162,909	6,918	(56)	169,771
Municipal obligations:
Due after five to ten years	388	28	—	416
Due after ten years	975	65	—	1,040
	1,363	93	—	1,456

Trust originated preferred security:
Due after ten years	376	—	—	376
	$164,648	$7,011	$(56)	$171,603

The amortized cost and carrying values shown above are categorized by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. As of June 30, 2013 and December 31, 2012, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

Management has periodically decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity with the intent to hold until maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the six months ended June 30, 2013, proceeds from sales of securities held to maturity totaled approximately $8.59 million and resulted in gross gains of approximately $375,000 and gross losses of approximately $15,000.

Index

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2013
Residential mortgage-backed securities	$45,493	$899	$465	$2	$45,958	$901

	$45,493	$899	$465	$2	$45,958	$901

December 31, 2012
Residential mortgage-backed securities	$14,093	$56	$—	$—	$14,093	$56

	$14,093	$56	$—	$—	$14,093	$56

Management does not believe that any of the unrealized losses as of June 30, 2013, (which are related to twenty-five residential mortgage-backed securities including two that have been in an unrealized loss position for more than twelve months) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies, including FNMA, FHLMC and GNMA. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of June 30, 2013 and December 31, 2012 by segment and class.

	June 30, 2013	December 31, 2012
	(In Thousands)
Originated loans:
Residential one-to-four family	$86,153	$78,007
Commercial and multi-family	478,277	435,371
Construction	26,078	22,267
Commercial business(1)	47,078	47,250
Home equity(2)	25,755	25,964
Consumer	438	565

Sub-total	663,779	609,424

Acquired loans recorded at fair value:
Residential one-to-four family	109,853	121,983
Commercial and multi-family	140,211	149,454
Construction	334	1,043
Commercial business(1)	7,409	12,177
Home equity(2)	30,450	34,289
Consumer	999	1,069

Sub-total	289,256	320,015

Acquired loans with deteriorated credit:
Residential one-to-four family	2,154	2,936
Commercial and multi-family	2,071	3,443
Construction	—	—
Commercial business(1)	324	241
Home equity(2)	92	140
Consumer	—	—

Sub-total	4,641	6,760

Total Loans	957,676	936,199

Less:
Deferred loan fees, net	(1,913)	(1,535)
Allowance for loan losses	(13,673)	(12,363)

	(15,586)	(13,898)

Total Loans, net	$942,090	$922,301

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

The methodology includes the segregation of the loan portfolio by loans that are performing and loans that are impaired. Loans which are performing are evaluated collectively by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the Company’s market. Impaired loans are loans which are 90 days or more delinquent or troubled debt restructured. These loans are individually evaluated for impairment either by current appraisal or net present value of expected cash flows. Management reviews the overall estimate of this allowance for reasonableness and bases the loan loss provision accordingly.

The portfolio of performing loans is segmented into the following loan classes, where the risk level for each class is analyzed when determining the allowance for these loans:

Residential single family real estate loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate residential family real estate loans decrease the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can additionally be affected by job loss, divorce, illness and personal bankruptcy of the borrower.

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

Construction lending is generally considered to involve a high degree of risk due to the concentration of principal in a limited number of loans and borrowers and the effects of the general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the total cost (including interest charges to completion) of the project. The nature of these loans is such that they are generally difficult to evaluate and monitor. Additionally, speculative construction loans to a builder are not ordinarily pre-sold and thus pose a greater potential risk to the Bank than construction loans to individuals on their personal residence.

Commercial business lending is generally considered high risk due to the concentration of principal in a limited number of loans and borrowers and the impact changing general economic conditions have on the business. Commercial business loans and lines of credit are primarily secured by inventories and other business assets. In most cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

Home equity lending entails certain risks such as interest rate risk and risk of non-repayment. The marketability of the underlying property may be adversely affected by higher interest rates, decreasing the value of collateral securing the loan. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower.

Home equity line of credit lending entails securing an equity interest in the borrower’s home. The principle risk associated with this type of lending is that the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can additionally be affected by job loss, divorce, illness and personal bankruptcy of the borrower. This type of lending is often priced on an adjustable rate basis with the rate set at or above a predefined index. Adjustable-rate loans decrease the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.

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

Acquired Loans added to portfolio via our purchase of Banks are recorded at fair value with no carryover of a related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

Index

We have acquired loans in two separate acquisitions.(Pamrapo Savings Bank in 2010 “Pamrapo” and Allegiance Community Bank in 2011 “Allegiance”) For each acquisition, we reviewed all acquired loans and considered the following factors as indicators that such an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of Accounting Standards Codification (“ASC”) 310-30:

•	Loans that were 90 days or more past due,
•	Loans that had an internal risk rating of substandard or worse. Substandard is consistent with regulatory definitions and is defined as having a well defined weakness that jeopardizes liquidation of the loan,
•	Loans that were classified as nonaccrual by the acquired bank at the time of acquisition, or,
•	Loans that had been previously modified in a troubled debt restructuring.

Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were accounted for under ASC 310-20 (Nonrefundable fees and other costs.) Charge-offs of the principal amount on acquired loans accounted for under ASC 310-20 would be charged off against the allowance for loan losses.

Acquired loans accounted for under ASC 310-30

We performed a fair market valuation on each of the loans and each loan was recorded at a discount which includes the establishment of an associated “Credit Mark” reducing the carrying value of that loan to its fair value at the time of acquisition. We determined that at least part of the discount on the acquired loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of the loan. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that we did not expect to collect as of the acquisition date.

The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans.

Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accreteble discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect takes into account actual credit performance of the acquired loans to date and our best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. To the extent that we experience a deterioration in credit quality in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.  We perform such an evaluation on a quarterly basis on our acquired loans individually accounted for under ASC 310-30. Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis.  Based on this evaluation, a determination is made as to whether or not we have a reasonable expectation about the timing and amount of cash flows.  Such an expectation includes cash flows from normal customer repayment, foreclosure or other collection efforts. To the extent that we cannot reasonably estimate cash flows, interest income recognition is discontinued.

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of June 30, 2013, we had $8.4 million in loans classified as doubtful, $15.5 million in loans classified as substandard, and $15.8 million in loans classified as special mention. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan is in the process of being revalued.

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

The current methodology for this calculation is determined with the Company’s specific Historical Loss Percentage (“HLP”) for each loan type, using two years of prior Company data (or eight quarters). The relative weights of prior quarters are decayed logarithmically and are further adjusted based on the trend of the historical loss percentage at the time. Also, instead of applying consistent percentages to each of the credit risk grades, the current methodology applies a higher factor to classified loans based on a delinquency risk trend and concentration risk trend by using the past due and non-accrual as a percentage of the specific loan category.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2013 and recorded investment in loans receivable at June 30, 2013. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,416	$6,957	$659	$1,332	$325	$48	$183	$10,920
Acquired loans recorded at fair value:	622	1,323	101	43	218	5	—	2,312
Acquired loans with deteriorated credit:	112	—	—	—	—	—	—	112
Beginning Balance, March 31, 2013	$2,150	$8,280	$760	$1,375	$543	$53	$183	$13,344

Charge-offs:
Originated Loans:	—	—	—	—	—	—	—	—
Acquired loans recorded at fair value:	—	85	—	—	237	—	—	322
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	85	—	—	237	—	—	322

Recoveries:
Originated Loans:	35	—	—	—	—	—	—	35
Acquired loans recorded at fair value:	—	—	—	16	—	—	—	16
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	35	—	—	16	—	—	—	51

Provisions:
Originated Loans:	210	(92)	406	225	(26)	(31)	205	897
Acquired loans recorded at fair value:	(57)	(372)	33	(42)	207	32	—	(199)
Acquired loans with deteriorated credit:	(98)	—	—	—	—	—	—	(98)
Sub-total:	55	(464)	439	183	181	1	205	600

Totals:
Originated Loans:	1,661	6,865	1,065	1,557	299	17	388	11,852
Acquired loans recorded at fair value:	565	866	134	17	188	37	—	1,807
Acquired loans with deteriorated credit:	14	—	—	—	—	—	—	14
Ending Balance, June 30, 2013	$2,240	$7,731	$1,199	$1,574	$487	$54	$388	$13,673

Loans Receivable:

Ending Balance Originated Loans:	86,153	478,277	26,078	47,078	25,755	438	—	663,779
Ending Balance Acquired loans recorded at fair value:	109,853	140,211	334	7,409	30,450	999	—	289,256
Ending Balance Acquired loans with deteriorated credit:	2,154	2,071	—	324	92	—	—	4,641
Total Gross Loans:	$198,160	$620,559	$26,412	$54,811	$56,297	$1,437	$—	$957,676

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,995	12,660	—	3,412	784	29	—	18,880
Ending Balance Acquired loans recorded at fair value:	10,708	15,412	130	1,014	1,087	3	—	28,354
Ending Balance Acquired loans with deteriorated credit:	2,154	1,801	—	324	92	—	—	4,371
Ending Balance Loans individually evaluated
for impairment:	$14,857	$29,873	$130	$4,750	$1,963	$32	$—	$51,605

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	84,158	465,617	26,078	43,666	24,971	409	—	644,899
Ending Balance Acquired loans recorded at fair value:	99,145	124,799	204	6,395	29,363	996	—	260,902
Ending Balance Acquired loans with deteriorated credit:	—	270	—	—	—	—	—	270
Ending Balance Loans collectively evaluated
for impairment:	$183,303	$590,686	$26,282	$50,061	$54,334	$1,405	$—	$906,071

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2013. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,143	$7,088	$866	$576	$284	$41	$32	$10,030
Acquired loans recorded at fair value:	719	963	93	244	191	18	—	2,228
Acquired loans with deteriorated credit:	105	—	—	—	—	—	—	105
Beginning Balance, December 31, 2012	$1,967	$8,051	$959	$820	$475	$59	$32	$12,363

Charge-offs:
Originated Loans:	—	—	—	223	—	—	—	223
Acquired loans recorded at fair value:	—	85	—	—	237	—	—	322
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	85	—	223	237	—	—	545

Recoveries:
Originated Loans:	35	—	3	—	—	—	—	38
Acquired loans recorded at fair value:	—	—	—	17	—	—	—	17
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	35	—	3	17	—	—	—	55

Provisions:
Originated Loans:	483	(223)	196	1,204	15	(24)	356	2,007
Acquired loans recorded at fair value:	(154)	(12)	41	(244)	234	19	—	(116)
Acquired loans with deteriorated credit:	(91)	—	—	—	—	—	—	(91)
Sub-total:	238	(235)	237	960	249	(5)	356	1,800

Totals:
Originated Loans:	1,661	6,865	1,065	1,557	299	17	388	11,852
Acquired loans recorded at fair value:	565	866	134	17	188	37	—	1,807
Acquired loans with deteriorated credit:	14	—	—	—	—	—	—	14
Ending Balance, June 30, 2013	$2,240	$7,731	$1,199	$1,574	$487	$54	$388	$13,673

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the year ended December 31, 2012 and recorded investment in loans receivable at December 31, 2012. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,086	$4,769	$183	$795	$329	$10	$—	$7,172
Acquired loans recorded at fair value:	1,012	559	6	92	315	—	—	1,984
Acquired loans with deteriorated credit:	581	470	115	154	33	—	—	1,353
Beginning Balance, December 31, 2011	$2,679	$5,798	$304	$1,041	$677	$10	$—	$10,509

Charge-offs:
Originated Loans:	253	468	4	541	5	—	—	1,271
Acquired loans recorded at fair value:	540	867	288	96	19	—	—	1,810
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	793	1,335	292	637	24	—	—	3,081

Recoveries:
Originated Loans:	—	35	—	—	—	—	—	35
Acquired loans recorded at fair value:	—	—	—	—	—	—	—	—
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	35	—	—	—	—	—	35

Provisions:
Originated Loans:	310	2,752	687	322	(40)	31	32	4,094
Acquired loans recorded at fair value:	247	1,271	375	248	(105)	18	—	2,054
Acquired loans with deteriorated credit:	(476)	(470)	(115)	(154)	(33)	—	—	(1,248)
Sub-total:	81	3,553	947	416	(178)	49	32	4,900

Totals:
Originated Loans:	1,143	7,088	866	576	284	41	32	10,030
Acquired loans recorded at fair value:	719	963	93	244	191	18	—	2,228
Acquired loans with deteriorated credit:	105	—	—	—	—	—	—	105
Ending Balance, December 31, 2012	$1,967	$8,051	$959	$820	$475	$59	$32	$12,363

Loans Receivable:

Ending Balance Originated Loans:	78,007	435,371	22,267	47,250	25,964	565	—	609,424
Ending Balance Acquired loans recorded at fair value:	121,983	149,454	1,043	12,177	34,289	1,069	—	320,015
Ending Balance Acquired loans with deteriorated credit:	2,936	3,443	—	241	140	—	—	6,760
Total Gross Loans:	$202,926	$588,268	$23,310	$59,668	$60,393	$1,634	$—	$936,199

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,148	9,310	—	2,874	395	—	—	13,727
Ending Balance Acquired loans recorded at fair value:	9,702	14,277	130	432	2,163	—	—	26,704
Ending Balance Acquired loans with deteriorated credit:	2,183	2,802	—	241	93	—	—	5,319
Ending Balance Loans individually evaluated
for impairment:	$13,033	$26,389	$130	$3,547	$2,651	$—	$—	$45,750

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	76,859	426,061	22,267	44,376	25,569	565	—	595,697
Ending Balance Acquired loans recorded at fair value:	112,281	135,177	913	11,745	32,126	1,069	—	293,311
Ending Balance Acquired loans with deteriorated credit:	753	641	—	—	47	—	—	1,441
Ending Balance Loans collectively evaluated
for impairment:	$189,893	$561,879	$23,180	$56,121	$57,742	$1,634	$—	$890,449

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2012. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$962	$5,113	$343	$843	$336	$4	$64	$7,665
Acquired loans recorded at fair value:	1,517	727	5	232	331	24	—	2,836
Acquired loans with deteriorated credit:	270	—	155	—	10	—	—	435
Beginning Balance, March 31, 2012	$2,749	$5,840	$503	$1,075	$677	$28	$64	$10,936

Charge-offs:
Originated Loans:	—	107	—	14	—	—	—	121
Acquired loans recorded at fair value:	142	415	—	26	19	—	—	602
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	142	522	—	40	19	—	—	723

Recoveries:
Originated Loans:	—	—	—	—	—	—	—	—
Acquired loans recorded at fair value:	—	—	—	—	—	—	—	—
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	—	—	—	—	—	—	—

Provisions:
Originated Loans:	529	1,060	634	(169)	(157)	(1)	21	1,917
Acquired loans recorded at fair value:	(275)	(312)	(5)	35	(312)	(21)	—	(890)
Acquired loans with deteriorated credit:	(84)	411	(155)	—	1	—	—	173
Sub-total:	170	1,159	474	(134)	(468)	(22)	21	1,200

Totals:
Originated Loans:	1,491	6,066	977	660	179	3	85	9,461
Acquired loans recorded at fair value:	1,100	—	—	241	—	3	—	1,344
Acquired loans with deteriorated credit:	186	411	—	—	11	—	—	608
Ending Balance, June 30, 2012	$2,777	$6,477	$977	$901	$190	$6	$85	$11,413

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2012. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,086	$4,769	$183	$795	$329	$10	$—	$7,172
Acquired loans recorded at fair value:	1,012	559	6	92	315	—	—	1,984
Acquired loans with deteriorated credit:	581	470	115	154	33	—	—	1,353
Beginning Balance, December 31, 2011	$2,679	$5,798	$304	$1,041	$677	$10	$—	$10,509

Charge-offs:
Originated Loans:	—	107	—	14	—	—	—	121
Acquired loans recorded at fair value:	199	426	35	96	19	—	—	775
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	199	533	35	110	19	—	—	896

Recoveries:
Originated Loans:	—	—	—	—	—	—	—	—
Acquired loans recorded at fair value:	—	—	—	—	—	—	—	—
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	—	—	—	—	—	—	—

Provisions:
Originated Loans:	405	1,404	794	(121)	(150)	(7)	85	2,410
Acquired loans recorded at fair value:	287	(133)	29	245	(296)	3	—	135
Acquired loans with deteriorated credit:	(395)	(59)	(115)	(154)	(22)	—	—	(745)
Sub-total:	297	1,212	708	(30)	(468)	(4)	85	1,800

Totals:
Originated Loans:	1,491	6,066	977	660	179	3	85	9,461
Acquired loans recorded at fair value:	1,100	—	—	241	—	3	—	1,344
Acquired loans with deteriorated credit:	186	411	—	—	11	—	—	608
Ending Balance, June 30, 2012	$2,777	$6,477	$977	$901	$190	$6	$85	$11,413

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The tables below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of June 30, 2013 and December 31, 2012. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2013 and December 31, 2012, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of June 30, 2013	As of December 31, 2012
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$507	$—
Commercial and multi-family	3,506	2,325
Construction	—	—
Commercial business(1)	1,554	2,105
Home equity(2)	406	129
Consumer	—	—

Sub-total:	$5,973	$4,559

Acquired loans recorded at fair value:
Residential one-to-four family	$4,706	$2,163
Commercial and multi-family	9,544	10,612
Construction	130	130
Commercial business(1)	92	813
Home equity(2)	710	1,435
Consumer	—	—

Sub-total:	$15,182	$15,153

Acquired loans with deteriorated credit:
Residential one-to-four family	$—	$—
Commercial and multi-family	106	106
Construction	—	—
Commercial business(1)	241	241
Home equity(2)	139	—
Consumer	—	—

Sub-total:	$486	$347

Total	$21,641	$20,059

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and six months ended June 30, 2013 and 2012. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2013	2012	2012	2013	2013	2012	2012

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$518	$5	$1,298	$25	$485	$13	$1,149	$33
Commercial and multi-family	5,954	96	13,387	28	5,368	143	14,858	143
Construction	—	—	1,998	102	—	—	2,032	102
Commercial business(1)	2,187	18	1,693	5	2,059	28	1,480	17
Home equity(2)	319	2	541	3	312	7	427	6
Consumer	15	1	—	—	10	1	—	—

Sub-total:	$8,993	$122	$18,917	$163	$8,234	$192	$19,946	$301

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$4,253	$46	$912	$22	$3,812	$93	$658	$37
Commercial and Multi-family	6,056	53	3,049	62	6,099	84	2,699	110
Construction	101	—	144	—	67	2	192	—
Commercial business(1)	88	3	193	—	101	4	212	—
Home equity(2)	1,532	13	1,488	6	1,529	21	1,096	18
Consumer	2	—	5	—	1	—	3	—

Sub-total:	$12,032	$115	$5,791	$90	$11,609	$204	$4,860	$165

Acquired loans with deteriorated
Credit with no related allowance
Recorded:

Residential one-to-four family	$1,740	$29	$2,435	$—	$1,719	$60	$2,413	$—
Commercial and Multi-family	2,164	26	4,343	—	2,376	48	3,932	—
Construction	—	—	13	—	—	—	17	—
Commercial business(1)	325	1	195	—	326	5	247	—
Home equity(2)	93	5	128	—	93	7	152	—
Consumer	—	—	—	—	—	—	—	—

Sub-total:	$4,322	$61	$7,114	$—	$4,514	$120	$6,761	$—

Total Impaired Loans
With no related allowance recorded:	$25,347	$298	$31,822	$253	$24,357	$516	$31,567	$466

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and six months ended June 30, 2013 and 2012. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2013	2012	2012	2013	2013	2012	2012

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With an allowance recorded:

Residential one-to-four family	$1,153	$11	$1,464	$12	$1,012	$21	$1,343	$30
Commercial and Multi-family	5,100	6	7,328	49	5,104	49	7,785	145
Construction	—	—	—	—	—	—	—	—
Commercial business(1)	1,205	13	1,785	17	1,161	45	1,706	20
Home equity(2)	268	—	102	2	211	7	86	3
Consumer	—	—	—	—	—	—	—	—

Sub-total:	$7,726	$30	$10,679	$80	$7,488	$122	$10,920	$198

Acquired loans recorded at fair value
With an allowance recorded:

Residential one-to-four family	$6,380	$—	$7,608	$89	$6,511	$73	$5,520	$223
Commercial and Multi-family	8,569	—	6,017	83	8,409	103	5,811	154
Construction	130	—	166	6	130	—	111	6
Commercial business(1)	485	—	392	—	425	—	418	—
Home equity(2)	415	—	426	4	490	7	384	8
Consumer	3	—	—	—	2	—	—	—

Sub-total	$15,982	$—	$14,609	$182	$15,967	$183	$12,244	$391

Acquired loans with deteriorated credit
With an allowance recorded:

Residential one-to-four family	$417	$—	$1,952	$26	$447	$1	$1,801	$29
Commercial and Multi-family	—	—	354	—	—	—	685	—
Construction	—	—	154	—	—	—	212	—
Commercial business(1)	—	—	—	—	—	—	—	—
Home equity(2)	—	—	58	—	—	—	58	—
Consumer	—	—	—	—	—	—	—	—

Sub-total:	$417	$—	$2,518	$26	$447	$1	$2,756	$29

Total Impaired Loans
With an allowance recorded:	$24,125	$30	$27,806	$288	$23,902	$306	$25,920	$618

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at June 30, 2013 and December 31, 2012. (In Thousands):

	As of June 30, 2013			As of December 31, 2012
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:

Residential one-to-four family	$418	$418	$—	$418	$418	$—
Commercial and multi-family	7,562	7,562	—	4,197	4,197	—
Construction	—	—	—	—	—	—
Commercial business(1)	2,067	2,067	—	1,802	1,802	—
Home equity(2)	318	318	—	297	297	—
Consumer	29	29	—	—	—	—

Sub-total:	$10,394	$10,394	$—	$6,714	$6,714	$—

Acquired loans recorded at fair
Value with no related allowance
Recorded:

Residential one-to-four family	$4,745	$4,745	$—	$2,930	$2,930	$—
Commercial and Multi-family	6,556	6,556	—	6,187	6,187	—
Construction	—	—	—	—	—	—
Commercial business(1)	92	92	—	126	126	—
Home equity(2)	1,087	1,087	—	1,523	1,523	—
Consumer	3	3	—	—	—	—

Sub-total:	$12,483	$12,483	$—	$10,766	$10,766	$—

Acquired loans with deteriorated
Credit with no related allowance
Recorded:

Residential one-to-four family	$2,061	$2,792	$—	$1,676	$2,366	$—
Commercial and Multi-family	1,801	2,321	—	2,802	3,443	—
Construction	—	—	—	—	—	—
Commercial business(1)	324	618	—	327	621	—
Home equity(2)	92	139	—	93	139	—
Consumer	—	—	—	—	—	—

Sub-total:	$4,278	$5,870	$—	$4,898	$6,569	$—

Total Impaired Loans
With no related allowance recorded:	$27,155	$28,747	$—	$22,378	$24,049	$—

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at June 30, 2013 and December 31, 2012. (In Thousands):

	As of June 30, 2013			As of December 31, 2012
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
With an allowance recorded:

Residential one-to-four family	$1,577	$1,577	$164	$730	$730	$33
Commercial and Multi-family	5,098	5,098	408	5,113	5,113	399
Construction	—	—	—	—	—	—
Commercial business(1)	1,345	1,345	893	1,072	1,072	105
Home equity(2)	466	466	2	98	98	1
Consumer	—	—	—	—	—	—

Sub-total:	$8,486	$8,486	$1,467	$7,013	$7,013	$538

Acquired loans recorded at fair
Value with an allowance
Recorded:

Residential one-to-four family	$5,963	$5,963	$357	$6,772	$6,772	$359
Commercial and Multi-family	8,856	8,856	736	8,090	8,090	662
Construction	130	130	130	130	130	96
Commercial business(1)	922	922	189	306	306	248
Home equity(2)	—	—	—	640	640	112
Consumer	—	—	—	—	—	—

Sub-total	$15,871	$15,871	$1,412	$15,938	$15,938	$1,477

Acquired loans with deteriorated
Credit with an allowance
Recorded:

Residential one-to-four family	$93	$108	$14	$507	$570	$105
Commercial and Multi-family	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	—	—
Home equity(2)	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Sub-total:	$93	$108	$14	$507	$570	$105

Total Impaired Loans
With an allowance recorded:	$24,450	$24,465	$2,893	$23,458	$23,521	$2,120

Total Impaired Loans
With no related allowance recorded:	$27,155	$28,747	$—	$22,378	$24,049	$—

Total Impaired Loans:	$51,605	$53,212	$2,893	$45,836	$47,570	$2,120

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at June 30, 2013.

	Accrual		Non-accrual		Total
June 30, 2013	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount

Originated loans:
Residential one-to-four family	5	$1,145	2	$651	7	$1,796
Commercial and multi-family	5	5,161	8	2,617	13	7,778
Construction	—	—	—	—	—	—
Commercial business(1)	4	2,194	2	2,086	6	4,280
Home equity(2)	3	236	2	398	5	634
Consumer	—	—	—	—	—	—

Sub-total:	17	$8,736	14	$5,752	31	$14,488

Acquired loans recorded at fair value:
Residential one-to-four family	34	$9,093	5	$2,011	39	$11,104
Commercial and Multi-family	14	7,153	15	5,539	29	12,692
Construction	—	—	—	—	—	—
Commercial business(1)	1	377	3	306	4	683
Home equity(2)	7	866	1	91	8	957
Consumer	—	—	—	—	—	—

Sub-total:	56	$17,489	24	$7,947	80	$25,436

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	—	$—	—	$—
Commercial and Multi-family	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	—	—
Home equity(2)	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Sub-total:	—	$—	—	$—	—	$—

Total	73	$26,225	38	$13,699	111	$39,924

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2012.

	Accrual		Non-accrual		Total
December 31, 2012	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount

Originated loans:
Residential one-to-four family	5	$1,147	—	$—	5	$1,147
Commercial and multi-family	5	5,494	6	2,325	11	7,819
Construction	—	—	—	—	—	—
Commercial business(1)	3	1,608	1	1,266	4	2,874
Home equity(2)	3	253	—	—	3	253
Consumer	—	—	—	—	—	—

Sub-total:	16	$8,502	7	$3,591	23	$12,093

Acquired loans recorded at fair value:
Residential one-to-four family	31	$9,252	5	$1,037	36	$10,289
Commercial and Multi-family	15	6,935	6	3,139	21	10,074
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	—	—
Home equity(2)	7	653	2	276	9	929
Consumer	—	—	—	—	—	—

Sub-total:	53	$16,840	13	$4,452	66	$21,292

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	—	$—	—	$—
Commercial and Multi-family	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	—	—
Home equity(2)	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Sub-total:	—	$—	—	$—	—	$—

Total	69	$25,342	20	$8,043	89	$33,385

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally included, but not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. As of June 30, 2013 and December 31, 2012, TDR’s totaled $39.9 million and $33.4 million, respectively.

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended June 30, 2013. (In Thousands):

Three Months Ended June 30, 2013		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$509	$652
Commercial and multi-family	1	432	432
Construction	—	—	—
Commercial business(1)	1	822	822
Home equity(2)	2	393	398
Consumer	—	—	—

Sub-total:	6	$2,156	$2,304

Acquired loans recorded at fair value:
Residential one-to-four family	5	$1,963	$1,993
Commercial and Multi-family	4	2,220	2,386
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	1	99	100
Consumer	—	—	—

Sub-total:	10	$4,282	$4,479

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	2	1,653	888
Construction	—	—	—
Commercial business(1)	3	265	293
Home equity(2)	1	140	140
Consumer	—	—	—

Sub-total:	6	$2,058	$1,321

Total	22	$8,496	$8,104

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The loans included above are considered TDRs as a result of the Company implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate to a below market rate, accepting interest only for a period of time or a change in amortization period. For the three months ended June 30, 2013, TDRs totaled $8.1 million. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended June 30, 2013. (In Thousands):

Three Months Ended June 30, 2013
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	—	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Acquired loans recorded at fair value:
Residential one-to-four family	3	$608
Commercial and Multi-family	3	477
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	6	$1,085

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Total	6	$1,085

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the six months ended June 30, 2013. (In Thousands):

Six Months Ended June 30, 2013		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$509	$652
Commercial and multi-family	2	526	526
Construction	—	—	—
Commercial business(1)	1	822	822
Home equity(2)	2	393	398
Consumer	—	—	—

Sub-total:	7	$2,250	$2,398

Acquired loans recorded at fair value:
Residential one-to-four family	5	$1,963	$1,993
Commercial and Multi-family	4	2,220	2,386
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	2	200	201
Consumer	—	—	—

Sub-total:	11	$4,383	$4,580

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	2	1,653	888
Construction	—	—	—
Commercial business(1)	3	265	293
Home equity(2)	1	140	140
Consumer	—	—	—

Sub-total:	6	$2,058	$1,321

Total	24	$8,691	$8,299

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The loans included above are considered TDRs as a result of the Company implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate to a below market rate, accepting interest only for a period of time or a change in amortization period. For the six months ended June 30, 2013, TDRs totaled $8.29 million. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the six months ended June 30, 2013. (In Thousands):

Six Months Ended June 30, 2013
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	—	$—
Commercial and multi-family	1	727
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	1	727

Acquired loans recorded at fair value:
Residential one-to-four family	4	$829
Commercial and Multi-family	3	477
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	7	1,306

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	—

Total	8	$2,033

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended June 30, 2012. (In Thousands):

Three Months Ended June 30, 2012		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$222	$222
Commercial and multi-family	2	1,056	1,056
Construction	1	531	531
Commercial business(1)	—	—	—
Home equity(2)	1	58	58
Consumer	—	—	—

Sub-total:	5	$1,867	$1,867

Acquired loans recorded at fair value:
Residential one-to-four family	1	$301	$301
Commercial and Multi-family	2	852	852
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	3	$1,153	$1,153

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	—	$—	$—

Total	8	$3,020	$3,020

_________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended June 30, 2012. (In Thousands):

Three Months Ended June 30, 2012
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	—	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Acquired loans recorded at fair value:
Residential one-to-four family	1	$227
Commercial and Multi-family	1	375
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	1	242
Consumer	—	—

Sub-total:	3	$844

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Total	3	$844

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the six months ended June 30, 2012. (In Thousands):

Six Months Ended June 30, 2012		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$410	$410
Commercial and multi-family	10	6,051	6,051
Construction	—	—	—
Commercial business(1)	1	531	531
Home equity(2)	1	58	58
Consumer	—	—	—

Sub-total:	14	$7,050	$7,050

Acquired loans recorded at fair value:
Residential one-to-four family	9	$3,670	$3,670
Commercial and Multi-family	3	1,226	1,226
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	2	200	200

Sub-total:	14	$5,096	$5,096

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	—	$—	$—

Total	28	$12,146	$12,146

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the six months ended June 30, 2012. (In Thousands):

Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	—	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial business(1)	1	844
Home equity(2)	—	—
Consumer	—	—

Sub-total:	1	$844

Acquired loans recorded at fair value:
Residential one-to-four family	3	$443
Commercial and Multi-family	3	1,515
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	3	537
Consumer	—	—

Sub-total:	9	$2,495

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Total	10	$3,339

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of June 30, 2013:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$3,784	$297	$—	$4,081	$82,072	$86,153	$—
Commercial and multi-family	7,874	4,366	2,008	14,248	464,029	478,277	—
Construction	99	96	—	195	25,883	26,078	—
Commercial business(1)	2,162	60	230	2,452	44,626	47,078	—
Home equity(2)	194	—	27	221	25,534	25,755	—
Consumer	—	29	—	29	409	438	—

Sub-total:	$14,113	$4,848	$2,265	$21,226	$642,553	$663,779	$—

Acquired loans recorded at fair value:
Residential one-to-four family	$3,932	$1,651	$1,242	$6,825	$103,028	109,853	$246
Commercial and multi-family	4,652	1,376	5,867	11,895	128,316	140,211	—
Construction	202	—	130	332	2	334	—
Commercial business(1)	177	—	9	186	7,223	7,409	—
Home equity(2)	1,041	126	643	1,810	28,640	30,450	—
Consumer	9	3	—	12	987	999	—

Sub-total:	$10,013	$3,156	$7,891	$21,060	$268,196	$289,256	$246

Acquired loans with deteriorated credit:
Residential one-to-four family	$—	$—	$—	$—	$2,154	2,154	$—
Commercial and multi-family	—	—	—	—	2,071	2,071	—
Construction	—	—	—	—	—	—	—
Commercial business(1)	—	—	324	324	—	324	—
Home equity(2)	—	—	—	—	92	92	—
Consumer	—	—	—	—	—	—	—

Sub-total:	$—	$—	$324	$324	$4,317	$4,641	$—

Total	$24,126	$8,004	$10,480	$42,610	$915,066	$957,676	$246

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2012:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Originated loans:
Residential one-to-four family	$2,055	$367	$—	$2,422	$75,585	$78,007	$—
Commercial and multi-family	14,370	2,898	690	17,958	417,413	435,371	—
Construction	2,236	1,174	—	3,410	18,857	22,267	—
Commercial business(1)	1,495	152	840	2,487	44,763	47,250	—
Home equity(2)	342	394	129	865	25,099	25,964	—
Consumer	—	—	—	—	565	565	—

Sub-total:	$20,498	$4,985	$1,659	$27,142	$582,282	$609,424	$—

Acquired loans recorded at fair value:
Residential one-to-four family	$5,511	$1,574	$2,348	$9,433	$112,550	121,983	$1,223
Commercial and multi-family	9,446	2,347	7,183	18,976	130,478	149,454	1,386
Construction	301	—	130	431	612	1,043	—
Commercial business(1)	—	—	674	674	11,503	12,177	—
Home equity(2)	1,038	323	1,387	2,748	31,541	34,289	227
Consumer	—	—	—	—	1,069	1,069	—

Sub-total:	$16,296	$4,244	$11,722	$32,262	$287,753	$320,015	$2,836

Acquired loans with deteriorated credit:
Residential one-to-four family	$—	$—	$—	$—	$2,936	2,936	$—
Commercial and multi-family	—	—	1,402	1,402	2,041	3,443	—
Construction	—	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	241	241	—
Home equity(2)	—	—	—	—	140	140	—
Consumer	—	—	—	—	—	—	—

Sub-total:	$—	$—	$1,402	$1,402	$5,358	$6,760	$—

Total	$36,794	$9,229	$14,783	$60,806	$875,393	$936,199	$2,836

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of June 30, 2013. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$84,540	$907	$507	$199	$—	$86,153
Commercial and multi-family	468,416	3,847	3,164	2,850	—	478,277
Construction	26,078	—	—	—	—	26,078
Commercial business(1)	43,178	1,752	803	1,345	—	47,078
Home equity(2)	25,006	249	500	—	—	25,755
Consumer	368	41	29	—	—	438

Sub-total:	$647,586	$6,796	$5,003	$4,394	$—	$663,779

Acquired loans recorded at fair value:
Residential one-to-four family	$102,722	$2,344	$3,925	$862	$—	109,853
Commercial and multi-family	128,598	4,589	4,754	2,270	—	140,211
Construction	204	—	—	130	—	334
Commercial business(1)	7,317	—	44	—	48	7,409
Home equity(2)	28,893	279	855	423	—	30,450
Consumer	996	—	—	3	—	999

Sub-total:	$268,730	$7,212	$9,578	$3,688	$48	$289,256

Acquired loans with deteriorated credit:
Residential one-to-four family	$274	$1,051	$481	$348	$—	2,154
Commercial and multi-family	1,340	691	40	—	—	2,071
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	324	—	—	324
Home equity(2)	—	—	92	—	—	92
Consumer	—	—	—	—	—	—

Sub-total:	$1,614	$1,742	$937	$348	$—	$4,641

Total Gross Loans	$917,930	$15,750	$15,518	$8,430	$48	$957,676

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2012. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$75,151	$1,293	$1,563	$—	$—	$78,007
Commercial and multi-family	421,515	6,274	5,600	1,982	—	435,371
Construction	21,826	—	441	—	—	22,267
Commercial business(1)	42,442	2,915	821	1,072	—	47,250
Home equity(2)	25,190	589	185	—	—	25,964
Consumer	529	—	36	—	—	565

Sub-total:	$586,653	$11,071	$8,646	$3,054	$—	$609,424

Acquired loans recorded at fair value:
Residential one-to-four family	$114,027	$4,445	$2,592	$919	$—	$121,983
Commercial and multi-family	133,836	6,756	7,632	1,230	—	149,454
Construction	913	—	—	130	—	1,043
Commercial business(1)	11,561	—	267	349	—	12,177
Home equity(2)	32,620	409	1,260	—	—	34,289
Consumer	1,069	—	—	—	—	1,069

Sub-total:	$294,026	$11,610	$11,751	$2,628	$—	$320,015

Acquired loans with deteriorated credit:
Residential one-to-four family	$875	$563	$1,498	$—	$—	$2,936
Commercial and multi-family	1,645	1,787	11	—	—	3,443
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	241	—	—	241
Home equity(2)	47	93	—	—	—	140
Consumer	—	—	—	—	—	—

Sub-total:	$2,567	$2,443	$1,750	$—	$—	$6,760

Total Gross Loans	$883,246	$25,124	$22,147	$5,682	$—	$936,199

________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	June 30,	December 31,
	2013	2012

Unpaid principal balance	$297,570	$330,090
Recorded investment	293,897	326,775

The following table presents changes in the accretable discount on loans acquired for the three and six months ended June 30, 2013 and 2012. (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Balance, Beginning of Period	$124,678	$167,129	$136,209	$180,722
Acquisitions	—	—	—	—
Accretion	(9,300)	(14,456)	(20,693)	(28,049)
Net Reclassification from Non-Accretable Difference	158	—	20	—
Balance, End of Period	$115,536	$152,673	$115,536	$152,673

The following table presents changes in the non-accretable yield on loans acquired for the three and six months ended June 30, 2013 and 2012. (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Balance, Beginning of Period	$4,772	$7,566	$4,835	$7,867
Loans Sold	—	(870)	—	(869)
Amounts not recognized due to chargeoffs on
transfers to other real estate	—	(43)	(201)	(345)
Net Reclassification to Accretable Difference	(158)	—	(20)	—
Balance, End of Period	$4,614	$6,653	$4,614	$6,653

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2013:
Securities available for sale — Equity Securities	$662	$662	$—	$—

As of December 31, 2012:
Securities available for sale — Equity Securities	$1,240	$1,240	$—	$—

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2013.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2013.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2013:
Impaired Loans	$21,557	$—	$—	$21,557

As of December 31, 2012:
Impaired Loans	$20,967	$—	$—	$20,967
Other Real Estate Owned	$2,215	$—	$—	$2,215

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2013 and December 31, 2012 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
June 30, 2013:
Impaired Loans	$21,557	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2012:
Impaired Loans	$20,967	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%
Other Real Estate Owned	$2,215	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of June 30, 2013 and December 31, 2012.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2013 and December 31, 2012 consists of the loan balances of $24.1 million and $23.1 million, net of a valuation allowance of $2.9 million and $2.1 million, respectively.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$51,216	$51,216	$51,216	$—	$—
Interest-earning time deposits	986	986	986	—	—
Securities available for sale	662	662	662	—	—
Securities held to maturity	127,834	129,692	—	129,692	—
Loans held for sale	1,668	1,826	—	1,826	—
Loans receivable	942,090	986,221	—	—	986,221
FHLB of New York stock	7,030	7,030	—	7,030	—
Interest receivable	4,214	4,214	—	4,214	—

Financial liabilities:
Deposits	951,993	955,699	558,647	397,052	—
Long-term debt	114,124	122,320	—	122,320	—
Interest payable	735	735	—	735	—

	As of December 31, 2012

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$34,147	$34,147	$34,147	$—	$—
Interest-earning time deposits	986	986	986	—	—
Securities available for sale	1,240	1,240	1,240	—	—
Securities held to maturity	164,648	171,603	—	171,603	—
Loans held for sale	1,602	1,637	—	1,637	—
Loans receivable	922,301	963,472	—	—	963,472
FHLB of New York stock	7,698	7,698	—	7,698	—
Interest receivable	4,063	4,063	—	4,063	—

Financial liabilities:
Deposits	940,786	944,960	527,318	417,642	—
Long-term debt	131,124	144,211	—	144,211	—
Interest payable	789	789	—	789	—

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets decreased by $4.0 million or 0.34% to $1.167 billion at June 30, 2013 from $1.171 billion at December 31, 2012. The decrease in total assets occurred primarily as a result of a decrease in securities held to maturity of $36.8 million, partially offset by an increase in total cash and cash equivalents of $17.1 million and net loans receivable of $19.8 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide reasonable returns. It is our intention to grow the balance sheet at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $17.1 million or 50.1% to $51.2 million at June 30, 2013 from $34.1 million at December 31, 2012. The increase in total cash and cash equivalents was primarily due to a sale of participation loans held in our portfolio which were sold at par in June 2013 for gross cash proceeds of $24.2 million. Investment securities classified as held-to-maturity decreased by $36.8 million or 22.4% to $127.8 million at June 30, 2013 from $164.6 million at December 31, 2012. This decrease in investment securities resulted primarily from allowable sales of $8.2 million of mortgage-backed securities from the held-to-maturity portfolio, $29.0 million of repayments and prepayments in the mortgage-backed securities portfolio and a $1.0 million call on an equity security available for sale during the quarter, partially offset by purchases of $1.4 million in investment securities.

Net loans receivable increased by $19.8 million or 2.2% to $942.1 million at June 30, 2013 from $922.3 million at December 31, 2012. The increase resulted primarily from a $30.6 million increase in real estate mortgages comprising residential, commercial and multi-family, construction and participation loans with other financial institutions partially offset by a decrease of $4.3 million in consumer loans, net of amortization, along with a $4.9 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization, partially offset by a $1.3 million increase in the allowance for loan losses. During the second quarter of 2013, the Company sold at par $24.2 million in commercial real estate participation loans in which no gain or loss was incurred. As of June 30, 2013, the allowance for loan losses was $13.7 million or 63.4% of non-performing loans and 1.43% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $11.2 million or 1.2% to $952.0 million at June 30, 2013 from $940.8 million at December 31, 2012. The increase resulted primarily from a $17.0 million increase in non-interest bearing deposits, an increase of $10.7 million in savings and club deposits and an increase of $5.7 million in money market interest bearing deposits which more than offset a $20.1 million decrease in certificate of deposits along with a decrease of $2.1 million in NOW deposits. Consistent with our customers’ preferences, we have attempted to shift our funding from higher cost time deposit accounts to more liquid and lower cost core deposits. During the quarter ended June 30, 2013, the Federal Open Market Committee (FOMC) has continued its mindset of a continuing accommodative monetary policy. This has resulted in historically low short term market rates that have further resulted in low time deposit account yields which in turn has had the effect of decreasing interest expense.

We had no outstanding short-term borrowing money at June 30, 2013 compared with $17.0 million in short-term borrowings at December 31, 2012. Long-term borrowed money remained constant at $114.1 million at June 30, 2013 and December 31, 2012, respectively. The purpose of the borrowings reflects the use of long term and short term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity increased by $1.7 million or 1.9% to $93.3 million at June 30, 2013 from $91.6 million at December 31, 2012. The increase in stockholders’ equity is primarily attributable to net income of $4.96 million offset by the Company repurchasing during the period 123,942 shares of the Company’s common stock at a cost of $1.3 million along with cash dividends paid during the period totaling $2.0 million on outstanding common shares of stock and $260,000 on outstanding preferred shares of stock. The Company accrued a dividend payable for the second quarter on the preferred shares for $130,000 which will be paid in the third quarter. As of June 30, 2013, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.37%, 12.63% and 13.89% respectively.

Three Months of Operation

Net income was $2.55 million for the three months ended June 30, 2013 compared with a net loss of ($3.36) million for three months ended June 30, 2012. Net income reflects an increase in total interest income and total non-interest income along with decreases in total interest expense, provision for loan losses and non interest expense, partially offset by an increase in the income tax provision.

Net interest income increased by $1.4 million or 13.7% to $11.6 million for the three months ended June 30, 2013 from $10.2 million for the three months ended June 30, 2012. The increase in net interest income resulted primarily from an increase in the average yield on interest earning assets of forty-two basis points to 4.96% for the three months ended June 30, 2013 from 4.53% for the three months ended June 30, 2012, partially offset by a decrease in the average balance of interest earning assets of $29.2 million or 2.5% to $1.146 billion for the three months ended June 30, 2013 from $1.175 billion for the three months ended June 30, 2012. During the second quarter of 2013, the Company sold at par $24.2 million in commercial real estate participation loans in which no gain or loss was incurred. While yields on the individual components of interest-earning assets generally declined, the overall yield on interest-earning assets increased due to a reallocation of such assets into higher yielding loans. The average balance of interest bearing liabilities decreased by $41.7 million or 4.1% to $970.6 million for the three months ended June 30, 2013 from $1.012 billion for the three months ended June 30, 2012, while the average cost of interest bearing liabilities decreased by thirteen basis points to 1.08% for the three months ended June 30, 2013 from 1.21% for the three months ended June 30, 2012. As a consequence of the aforementioned, our net interest margin increased by fifty-five basis points to 4.04% for the three months ended June 30, 2013 from 3.49% for the three months ended June 30, 2012.

Interest income on loans receivable increased by $1.49 million or 12.7% to $13.25 million for the three months ended June 30, 2013 from $11.76 million for the three months ended June 30, 2012. The increase was primarily attributable to an increase in the average balance of loans receivable of $117.3 million or 13.7% to $972.3 million for the three months ended June 30, 2013 from $855.0 million for the three months ended June 30, 2012, partially offset by a slight decrease in the average yield on loans receivable to 5.45% for the three months ended June 30, 2013 from 5.50% for the three months ended June 30, 2012. The decrease in average yield reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

Interest income on securities decreased by $591,000 or 38.6% to $940,000 for the three months ended June 30, 2013 from $1.53 million for the three months ended June 30, 2012. This decrease was primarily due to a decrease in the average balance of securities held-to-maturity of $67.7 million or 32.0% to $144.2 million for the three months ended June 30, 2013 from $211.9 million for the three months ended June 30, 2012, as well as a decrease in the average yield of securities held-to-maturity to 2.61% for the three months ended June 30, 2013 from 2.89% for the three months ended June 30, 2012. The decrease in the average yield reflects the persistent low interest rate environment for the three months ended June 30, 2013.

Index

Interest income on other interest-earning assets decreased by $21,000 or 61.8% to $13,000 for the three months ended June 30, 2013 from $34,000 for the three months ended June 30, 2012. This decrease was primarily due to a decrease of $78.7 million or 72.5% in the average balance of other interest-earning assets to $29.8 million for the three months ended June 30, 2013 from $108.5 million for the three months ended June 30, 2012. The average yield on other interest-earning assets increased marginally to 0.18% for the three months ended June 30, 2013 from 0.13% for the three months ended June 30, 2012. The static nature of the average yield on other interest-earning assets reflects the current philosophy of the FOMC of keeping short term interest rates at historically low levels for the last several years. The decreased balance of other interest earning assets reflects management’s decision to reallocate excess liquidity into higher yielding, regularly repricing loan product during a period of historically low money market interest rates.

Total interest expense decreased by $442,000 or 14.4% to $2.63 million for the three months ended June 30, 2013 from $3.07 million for the three months ended June 30, 2012. The decrease resulted primarily from a decrease in the balance of average interest-bearing liabilities of $41.7 million or 4.1% to $970.6 million for the three months ended June 30, 2013 from $1.012 billion for the three months ended June 30, 2012, along with a decrease in the average cost of interest-bearing liabilities of thirteen basis points to 1.08% for the three months ended June 30, 2013 from 1.21% for the three months ended June 30, 2012. The decrease in the balance of average interest-bearing liabilities is primarily attributable to the decrease in the average balance of certificate of deposits of $51.7 million or 11.5% to $397.8 million for the three months ended June 30, 2013 from $449.5 million for the three months ended June 30, 2012 which more than offset an increase in the average balance of wholesale borrowings of $8.2 million or 7.2% to $122.3 million for the three months ended June 30, 2013 from $114.1 million for the three months ended June 30, 2012. The decrease in the average cost reflects the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $600,000 and $1.2 million for the three months ended June 30, 2013 and 2012, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2013, the Company experienced $271,000 in net charge-offs (consisting of $322,000 in charge-offs and $51,000 in recoveries). During the year ended December 31, 2012, the Company experienced $3.05 million in net charge-offs (consisting of $3.08 million in charge-offs and $35,000 in recoveries). The Company had non-performing loans totaling $21.6 million or 2.26% of gross loans at June 30, 2013 and $22.9 million or 2.45% of gross loans at December 31, 2012. The allowance for loan losses was $13.7 million or 1.43% of gross loans at June 30, 2013, $12.4 million or 1.32% of gross loans at December 31, 2012 and $11.4 million or 1.36% of gross loans at June 30, 2012. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2013, December 31, 2012 and June 30, 2012.

Total non-interest income (loss) was $881,000 for the three months ended June 30, 2013 compared with a ($6.3) million loss for the three months ended June 30, 2012. Non-interest income reflected a ($7.3) million loss on the sale of non-performing loans in the second quarter of 2012 with no corresponding entry for the second quarter 2013 along with an increase of $69,000 or 104.5% in gain on sale of securities held to maturity to $135,000 for the three months ended June 30, 2013 from $66,000 for the three months ended June 30,2012, partially offset by a decrease of $129,000 or 21.2% in fees and service charges to $479,000 for the three months ended June 30, 2013 from $608,000 for the three months ended June 30, 2012, a decrease of $89,000 or 28.2% in gain on sale of loans originated for sale to $227,000 for the three months ended June 30, 2013 from $316,000 for the three months ended June 30, 2012, and a decrease of $1,000 or 2.4% in other non-interest income to $40,000 for the three months ended June 30, 2013 from $41,000 for the three months ended June 30, 2012. The securities sold consisted of mortgage-backed securities that had already returned at least 85% of the original principal purchased. The decrease in fees and service charges is primarily due to decreased late fee income of $95,000 or 54.6% to $79,000 for the three months ended June 30, 2013 from $174,000 for the three months ended June 30, 2012, partially offset by an increase in deposit service charges of $96,000 or 52.5% to $279,000 for the three months ended June 30, 2013 from $183,000 for the three months ended June 30, 2012. The decrease in gain on sale of loans originated for sale occurred primarily as a result of a decrease in sales activity for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Total non-interest expense decreased by $410,000 or 5.1% to $7.6 million for the three months ended June 30, 2013 from $8.0 million for the three months ended June 30, 2012. Salaries and employee benefits expense decreased by $172,000 or 4.4% to $3.72 million for the three months ended June 30, 2013 from $3.89 million for the three months ended June 30, 2012. The decrease resulted primarily from a decrease in employee benefits of $177,000 along with decreases in overtime paid of $42,000 and commissions paid to mortgage originators on loans held for sale of $89,000 compared to June 30, 2012, which more than offset an increase of $125,000 in employee salaries. Occupancy expense decreased by $21,000 or 2.4% to $866,000 for the three months ended June 30, 2013 from $887,000 for the three months ended June 30, 2012. Equipment expense increased by $131,000 or 11.4% to $1.28 million for the three months ended June 30, 2013 from $1.15 million for the three months ended June 30, 2012. Professional fees decreased by $27,000 or 4.5% to $568,000 for the three months ended June 30, 2013 from $595,000 for the three months ended June 30, 2012. Director fees decreased by $14,000 or 7.70% to $168,000 for the three months ended June 30, 2013 from $182,000 for the three months ended June 30, 2012. Regulatory assessments decreased by $17,000 or 5.8% to $278,000 for the three months ended June 30, 2013 from $295,000 for the three months ended June 30, 2012. Advertising expense increased by $49,000 or 38.0% to $178,000 for the three months ended June 30, 2013 from $129,000 for the three months ended June 30, 2012. The increase was primarily due to our marketing efforts to increase business at the Woodbridge Branch location. Other real estate owned (OREO) (income)/expenses decreased by $48,000 or 300.0% to income of $32,000 for the three months ended June 30, 2013 from an expense of $16,000 for the three months ended June 30, 2012. The decrease in expenses was primarily due to an increase on gain on sale of OREO properties of ($65,000) or 171.1% to ($103,000) for the three months ended June 30, 2013 from a gain on sale of OREO properties of ($38,000) for the three months ended June 30, 2012 along with a decrease in OREO expenses of $16,000 or 16.5% to $81,000 for the three months ended June 30, 2013 from $97,000 for the three months ended June 30, 2012, partially offset by a decrease in OREO rental income of $32,000 or 74.4% to ($11,000) for the three months ended June 30, 2013 from ($43,000) for the three months ended June 30, 2012. Other non-interest expense decreased by $291,000 or 34.1% to $562,000 for the three months ended June 30, 2013 from $853,000 for the three months ended June 30, 2012. The decrease was primarily due to the sale of the non-performing loan portfolio in 2012 which alleviated the carrying and legacy costs associated with these non-performing loans. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income taxes increased by $3.61 million or 190.0% to $1.71 million for the three months ended June 30, 2013 from a tax benefit of $1.9 million for the three months ended June 30, 2012, reflecting increased taxable income during the three month time period ended June 30, 2013. The consolidated effective tax rate for the three months ended June 30, 2013 was 40.1% compared to a tax benefit of 36.1% for the three months ended June 30, 2012.

Index

Six Months of Operations

Net income was $5.0 million for the six months ended June 30, 2013 compared with a net loss of $1.8 million for the six months ended June 30, 2012. Net income reflects increases in net interest income and non-interest income and a decrease in non-interest expense, partially offset by an increase in income tax provision and preferred stock dividends. Net interest income increased by $2.4 million or 11.9% to $23.0 million for the six months ended June 30, 2013 from $20.55 million for the six months ended June 30, 2012. This increase in net interest income resulted primarily from an increase in the average yield of interest earning assets to 4.96% for the six months ended June 30, 2013 from 4.54% for the six months ended June 30, 2012, partially offset by a decrease of $45.0 million or 3.8% in the average balance of interest earning assets to $1.139 billion for the six months ended June 30, 2013 from $1.184 billion for the six months ended June 30, 2012. The average balance of interest bearing liabilities decreased by $56.8 million or 5.5% to $969.2 million for the six months ended June 30, 2013 from $1.026 billion for the six months ended June 30, 2012, while the average cost of interest bearing liabilities decreased to 1.09% for the six months ended June 30, 2013 from 1.23% for the six months ended June 30, 2012. As a consequence of the aforementioned, our net interest margin increased to 4.04% for the six months ended June 30, 2013 from 3.47% for the six months ended June 30, 2012. The increase in the average yield of interest earning assets and the decrease in the average cost of interest bearing liabilities represents management’s efforts to competitively price certain products to maximize profitability. The decrease in the average balance of both interest earning assets and interest bearing liabilities represents a pre-planned minor deleveraging of the balance sheet.

Interest income on loans receivable increased by $2.5 million or 10.5% to $26.2 million for the six months ended June 30, 2013 from $23.7 million for the six months ended June 30, 2012. The increase was primarily attributable to an increase in the average balance of loans receivable of $99.8 million or 11.6% to $959.1 million for the six months ended June 30, 2013 from $859.3 million for the six months ended June 30, 2012, partially offset by a decrease in the average yield of loans receivable to 5.47% for the six months ended June 30, 2013 from 5.52% for the six months ended June 30, 2012. The increase in the average balance of loans is primarily attributable to the re-allocation of excess liquidity into higher yielding loan products. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

Interest income on securities decreased by $1.063 million or 34.5% to $2.014 million for the six months ended June 30, 2013 from $3.077 million for the six months ended June 30, 2012. This decrease was primarily due to a decrease in the average balance of securities held-to-maturity of $61.5 million or 28.6% to $153.2 million for the six months ended June 30, 2013 from $214.7 million for the six months ended June 30, 2012, as well as a decrease in the average yield of securities held-to-maturity to 2.63% for the six months ended June 30, 2013 from 2.87% for the six months ended June 30, 2012. The decrease in the average balance represents the amortization of the portfolio in the absence of any material purchases of investment securities. The decrease in the average yield reflects the low interest rate environment during the six months ended June 30, 2013.

Interest income on other interest-earning assets decreased by $41,000 or 63.1% to $24,000 for the six months ended June 30, 2013 from $65,000 for the six months ended June 30, 2012. This decrease was primarily due to a decrease of $83.5 million or 75.6% in the average balance of other interest-earning assets to $27.0 million for the six months ended June 30, 2013 from $110.5 million for the six months ended June 30, 2012. The average yield on other interest-earning assets increased slightly to 0.18% for the six months ended June 30, 2013 from 0.12% for the six months ended June 30, 2012. The somewhat static nature of the average yield on other interest-earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last several years.

Total interest expense decreased by $1.04 million or 16.4% to $5.29 million for the six months ended June 30, 2013 from $6.33 million for the six months ended June 30, 2012. The decrease resulted primarily from a decrease in the average balance of interest bearing liabilities of $56.8 million or 5.5% to $969.2 million for the six months ended June 30, 2013 from $1.026 billion for the six months ended June 30, 2012 as well as a decrease in the cost of interest-bearing liabilities of fourteen basis points to 1.09% for the six months ended June 30, 2013 from 1.23% for the six months ended June 30, 2012. The decrease in the average cost of interest bearing liabilities reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $1.8 million for the six months ended June 30, 2013 and June 30, 2012. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2013, the Company experienced $490,000 in net charge-offs (consisting of $545,000 in charge-offs and $55,000 in recoveries). During the six months ended June 30, 2012, the Company experienced $896,000 in net charge-offs (consisting of $896,000 in charge-offs and no recoveries). The Company had non-performing loans totaling $21.6 million or 2.26% of gross loans at June 30, 2013, $22.9 million or 2.45% of gross loans at December 31, 2012 and $34.5 million or 4.11% of gross loans at June 30, 2012. The decrease in non-performing loans resulted primarily from the sale of approximately $17.4 million in non-performing loans during the second quarter of 2012. The sale resulted in a pre-tax loss of approximately $7.3 million. The allowance for loan losses was $13.7 million or 1.43% of gross loans at June 30, 2013, $12.4 million or 1.32% of gross loans at December 31, 2012 and $11.4 million or 1.36% of gross loans at June 30, 2012. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2013, December 31, 2012 and June 30, 2012.

Total non-interest income increased to income $1.67 million for the six months ended June 30, 2013 from a loss of $5.03 million for the six months ended June 30, 2012. The increase in non-interest income reflects the fact that no loss on the bulk sale of impaired loans occurred during the six months ended June 30, 2013 compared with a loss of $7.3 million for the six months ended June 30, 2012. Gain on sale of securities held to maturity increased by $167,000 or 86.5% to $360,000 for the six months ended June 30, 2013 from $193,000 for the six months ended June 30, 2012. These aforementioned increases were partially offset by a decrease in gain on sale of loans acquired as for the six months ended June 30, 2012, the Company sold approximately $10.7 million of commercial business loans acquired in the Allegiance Community Bank acquisition which resulted in a gain of approximately $286,000. No such transaction occurred during the six months ended June 30 2013. Gain on sale of loans originated for sale decreased by $323,000 or 48.3% to $346,000 for the six months ended June 30, 2013 from $669,000 for the six months ended June 30, 2012. The decrease in gain on sale of loans originated for sale occurred primarily as a result of a decrease in refinance activity of one-to-four family residential mortgages in our primary market area. Fees and service charges and other non-interest income decreased by $205,000 or 17.6% to $959,000 million for the six months ended June 30, 2013 from $1.16 million for the six months ended June 30, 2012.

Index

Total non-interest expense decreased by $1.9 million or 11.6% to $14.5 million for the six months ended June 30, 2013 from $16.4 million for the six months ended June 30, 2012. Salaries and employee benefits expense decreased by $637,000 or 8.14% to $7.19 million for the six months ended June 30, 2013 from $7.82 million for the six months ended June 30, 2012. The decrease resulted primarily from a decrease in employee benefits of $500,000 along with decreases in overtime paid of $85,000 and commissions paid to mortgage originators of $145,000 compared to June 30, 2012, which more than offset an increase of $121,000 in employee salaries. Occupancy expense decreased by $53,000 or 3.1% to $1.68 million for the six months ended June 30, 2013 from $1.73 million for the six months ended June 30, 2012. Equipment expense decreased by $151,000 or 5.8% to $2.45 million for the six months ended June 30, 2013 from $2.6 million for the six months ended June 30, 2012. The primary component of this expense item is data service provider expense. Professional fees remained static at $1.03 million for the six month periods ended June 30, 2013 and June 30, 2012. Director fees decreased by $56,000 or 14.3% to $336,000 for the six months ended June 30, 2013 from $392,000 for the six months ended June 30, 2012. Regulatory assessments decreased by $63,000 or 10.4% to $543,000 for the six months ended June 30, 2013 from $606,000 for the six months ended June 30, 2012 primarily due to the new assessment base methodology pursuant to Dodd-Frank which lowered the Company’s deposit insurance premiums. Advertising expense increased by $34,000 or 13.8% to $280,000 for the six months ended June 30, 2013 from $246,000 for the six months ended June 30, 2012. Other real estate owned expense decreased by $377,000 or 144.44% to a gain of $116,000 for the six months ended June 30, 2013 from an expense of $261,000 for the six months ended June 30, 2012. Other non-interest expense decreased by $587,000 or 34.6% to $1.1 million for the six months ended June 30, 2013 from $1.7 million for the six months ended June 30, 2012. The decrease was primarily due to the sale of the non-performing loan portfolio in 2012 which alleviated the carrying and legacy costs associated with these non-performing loans. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision was $3.4 million for the six months ended June 30, 2013 compared with an income tax benefit of $892,000 for the six months ended June 30, 2012, reflecting increased taxable income during the six month period ended June 30, 2013. The consolidated effective tax rate for the six months ended June 30, 2013 was a tax provision of 40.6% compared to a tax benefit of 33.5% for the six months ended June 30, 2012.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2013. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2013. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$96,357	$(45,937)	(32.28)%	8.81%	(306	)bps
+200bp	120,944	(21,350)	(15.0)	10.67	(120	)bps
+100bp	137,144	(5,150)	(3.62)	11.74	(13	)bps
PAR	142,294	—	—	11.87	—	bps
-100bp	154,238	11,944	8.39	12.60	73	bps

bp – basis points

The table above indicates that as of June 30, 2013, in the event of a 100 basis point increase in interest rates, we would experience a 3.62% decrease in NPV.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of June 30, 2013, we were not involved in any material legal proceedings, the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

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

The Company is the successor to Pamrapo Bancorp, Inc., a named defendant in the lawsuit Brian Campbell v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey in December 2010. The lawsuit alleges that Mr. Campbell sustained personal injuries in an automobile accident while on a work-related trip and should be compensated for his injuries. Insurance coverage is currently in effect. The Company believes that the lawsuit is without merit and it intends to vigorously defend its interests.

The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, is a named defendant in a shareholder, putative class action lawsuit, Kube, et al., v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity. On May 9, 2012, the Company obtained partial summary judgment, dismissing three of the five Counts of the Complaint. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. The Company’s obligation to pay that amount has been stayed. The Company’s motion for leave to file an interlocutory appeal of that award was denied by the Appellate Division of the Superior Court of New Jersey. The Company is vigorously defending its interests in the litigation.

The Company is a named defendant in a lawsuit, Armstrong v. BCB Bancorp, Inc., and Brian M. Campbell, which was filed in the Superior Court of New Jersey, Atlantic County, Law Division, on September 27, 2011. The Company is a named defendant as the successor to Pamrapo Bancorp, Inc. The lawsuit accuses Brian Campbell, the former Managing Director of Pamrapo Services Corporation, a wholly-owned subsidiary of Pamrapo Bancorp, Inc., of various violations of federal and state securities laws, fraud, breach of fiduciary duty and negligence. Prime Capital, Inc., and other entities have been named as additional, potentially-responsible parties by the Company and/or the plaintiff. The case has been transferred to FINRA arbitration. The arbitration is in its early stages. The plaintiff is seeking unspecified damages. Insurance coverage is currently in effect for the Company. The Company intends to vigorously defend its interests in this litigation.

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

At June 30, 2013, the Company had $39.7 million in classified loans of which $8.4 million were classified as doubtful, $15.5 million were classified as substandard, $15.8 million were classified as special mention, and $48,000 were classified as loss. In addition, at that date we had $21.6 million in non-accruing loans. While we have adhered to stringent underwriting standards in the origination of loans, a large percentage of our loan portfolio was obtained in connection with our acquisition of Pamrapo Bancorp, Inc. and Allegiance Community Bank. In addition, there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

The effects of Hurricane Sandy impacted our operations and disrupted our branch network and potentially affected loan facilities in those areas affected by the storm. Under such circumstances our profitability will be adversely affected.

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Company’s market area has been significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week, all of our offices were fully functional. The Company conducted in 2012 a quantitative analysis identifying 122 loans with outstanding principal loan balances totaling approximately $38.0 million. At June 30, 2013, $25.0 million of the loans identified have either fully completed the restoration process or have paid the loan in full. The remaining $13.0 million are at various stages of completion and are continually monitored by the Company. Based on this updated, current analysis, the Company which had initially established an additional Sandy related provision for loan losses totaling $500,000 to mitigate any potential losses has reduced this provision to $149,000 at June 30, 2013. The Company will continue to monitor the ongoing status of the Sandy impacted loans to determine if the established provision needs adjustment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On May 9, 2012, the Company announced a sixth stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. The Company’s stock purchases for the three months ended June 30, 2013 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

April 1- April 30, 2013	65,187	$10.22	65,187	110,185
May 1- May 31, 2013	12,716	$10.23	77,903	97,469
June 1- June 30, 2013	20,814	$10.28	98,717	76,655

Total	98,717	$10.24	98,717	76,655

Index

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

BCB BANCORP, INC.

Date: August 9, 2013	By:	/s/ Donald Mindiak
Donald Mindiak
Chief Executive Officer

Date: August 9, 2013	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Chief Financial Officer

