Form 10-Q
period 2013-09-30
BCB BANCORP INC
filed 2013-11-08
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2013, BCB Bancorp, Inc., had 8,332,278 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Cash and amounts due from depository institutions	$9,840	$6,242
Interest-earning deposits	22,349	27,905
Total cash and cash equivalents	32,189	34,147

Interest-earning time deposits	986	986
Securities available for sale	789	1,240
Securities held to maturity, fair value $120,980 and $171,603,
respectively	118,947	164,648
Loans held for sale	1,370	1,602
Loans receivable, net of allowance for loan losses of $13,881 and
$12,363, respectively	987,436	922,301
Premises and equipment, net	14,118	13,568
Federal Home Loan Bank of New York stock, at cost	7,030	7,698
Interest receivable	4,049	4,063
Other real estate owned	2,742	3,274
Deferred income taxes	9,792	10,053
Other assets	3,527	7,778
Total Assets	$1,182,975	$1,171,358

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$103,642	$85,950
Interest bearing deposits	864,325	854,836
Total deposits	967,967	940,786
Short-term Borrowings	—	17,000
Long-term Debt	114,124	114,124
Other Liabilities	6,951	7,867
Total Liabilities	1,089,042	1,079,777

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 865 shares of series A 6% noncumulative perpetual
preferred stock (liquidation preference value $10,000 per share, liquidation value $8.65 million)	—	—
Additional paid-in capital preferred stock	8,570	8,570
Common stock; $0.064 stated value; 20,000,000 shares authorized,
10,860,616 and 10,841,079 shares, respectively, issued;
8,332,846 shares and 8,496,508 shares, respectively, oustanding	694	694
Additional paid-in capital common stock	92,051	91,846
Treasury stock, at cost, 2,527,770 and 2,344,571 shares, respectively	(29,072)	(27,177)
Retained earnings	22,568	18,883
Accumulated other comprehensive loss	(878)	(1,235)
Total Stockholders' equity	93,933	91,581

Total Liabilities and Stockholders' equity	$1,182,975	$1,171,358

See accompanying notes to unaudited consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income (loss)

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Interest income:
Loans, including fees	$13,341	$11,629	$39,580	$35,358
Investments, taxable	872	1,441	2,861	4,493
Investments, non-taxable	12	12	37	37
Other interest-earning assets	14	26	38	91
Total interest income	14,239	13,108	42,516	39,979

Interest expense:
Deposits:
Demand	114	106	324	460
Savings and club	93	88	270	390
Certificates of deposit	1,192	1,410	3,633	4,521
	1,399	1,604	4,227	5,371
Borrowed money	1,250	1,249	3,714	3,808
Total interest expense	2,649	2,853	7,941	9,179

Net interest income	11,590	10,255	34,575	30,800
Provision for loan losses	450	1,600	2,250	3,400

Net interest income after provision for loan losses	11,140	8,655	32,325	27,400

Non-interest income:
Fees and service charges	444	368	1,347	1,466
Gain on sales of loans originated for sale	263	288	609	957
Gain on sale of loans acquired	—	—	—	286
Loss on bulk sale of impaired loans held in portfolio	—	(3,462)	—	(10,804)
Gain on sale of securities held to maturity	18	31	378	224
Other	38	36	94	102
Total non-interest income (loss)	763	(2,739)	2,428	(7,769)

Non-interest expense:
Salaries and employee benefits	4,024	3,780	11,210	11,603
Occupancy expense of premises	933	855	2,612	2,587
Equipment	1,397	1,147	3,845	3,746
Professional fees	693	1,344	1,720	2,370
Director fees	168	168	504	560
Regulatory assessments	286	294	829	900
Advertising	149	125	429	371
Other real estate owned, net	99	443	(17)	705
Other	584	845	1,693	2,540
Total non-interest expense	8,333	9,001	22,825	25,382

Income (loss) before income tax provision	3,570	(3,085)	11,928	(5,751)
Income tax provision	1,428	(1,740)	4,823	(2,632)

Net Income (loss)	$2,142	$(1,345)	$7,105	$(3,119)
Preferred stock dividends	130	—	390	—
Net Income (loss) available to common stockholders	$2,012	$(1,345)	$6,715	$(3,119)

Net Income (loss) per common share-basic and diluted
Basic	$0.24	$(0.15)	$0.80	$(0.34)
Diluted	$0.24	$(0.15)	$0.80	$(0.34)

Weighted average number of common shares outstanding
Basic	8,365	8,685	8,419	9,088
Diluted	8,368	8,685	8,423	9,088

See accompanying notes to unaudited consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income (loss)	$2,142	$(1,345)	$7,105	$(3,119)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period (a)	75	(47)	324	64
Less: reclassification adjustment for gains included in net income (b) (d)	—	—	—	—
Benefit plans (c)	11	17	33	51
Other comprehensive income (loss)	86	(30)	357	115
Comprehensive income (loss)	$2,228	$(1,375)	$7,462	$(3,004)

(a)	Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains (losses) of $128,000, ($78,000), $549,000 and $107,000, respectively, less deferred taxes of $53,000, ($31,000), $225,000 and $43,000, respectively.
(b)	No sales of available-for-sale securities occurred during the three and nine months ended September 30, 2013 and 2012.
(c)	Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $18,000, $28,000, $54,000 and $85,000, respectively, less deferred taxes of $7,000, $11,000, $21,000 and $34,000, respectively. The Statements of Income (loss) line items impacted by these amounts are salaries and employee benefits and income tax provision.
(d)	During the second quarter of 2013, one available for sale security was called at par for $1.0 million.

See accompanying notes to unaudited consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

For the nine months ended September 30, 2013

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Beginning Balance at January 1, 2013	$—	$694	$100,416	$(27,177)	$18,883	$(1,235)	$91,581

Exercise of Stock Options (19,534 shares)	—	—	151	—	—	—	151

Stock-based compensation expense	—	—	54	—	—	—	54

Treasury Stock Purchases (183,199 shares)	—	—	—	(1,895)	—	—	(1,895)

Dividends payable on Series A 6% noncumulative perpetual preferred stock	—	—	—	—	(390)	—	(390)

Cash dividends on common stock ($0.36 per share) declared	—	—	—	—	(3,030)	—	(3,030)

Net income	—	—	—	—	7,105	—	7,105

Other comprehensive income	—	—	—	—	—	357	357

Ending Balance at September 30, 2013	$—	$694	$100,621	$(29,072)	$22,568	$(878)	$93,933

See accompanying notes to unaudited consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities :
Net Income (loss)	$7,105	$(3,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	1,009	849
Amortization and accretion, net	650	1,148
Provision for loan losses	2,250	3,400
Deferred income tax	15	496
Loans originated for sale	(16,955)	(27,556)
Proceeds from sale of loans originated for sale	14,964	31,523
Gain on sales of loans originated for sale	(609)	(957)
(Gain) loss on sales of other real estate owned	(90)	480
Fair value adjustment of other real estate owned	(110)	—
Gain on sales of securities held to maturity	(378)	(224)
Gain on sales of SBA loans acquired	—	(286)
Loss on bulk sale of impaired loans held in portfolio	—	10,804
Stock compensation expense	54	20
Decrease in interest receivable	14	857
Decrease (increase) in other assets	4,251	(6,439)
Decrease in accrued interest payable	(386)	(19)
Decrease in other liabilities	(476)	(533)

Net Cash Provided by Operating Activities	11,308	10,444

Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	38,954	49,584
Proceeds from call on securities available for sale	1,000	—
Purchases of securities held to maturity	(3,590)	(55,731)
Proceeds from sales of securities held to maturity	9,493	26,513
Proceeds from sale of SBA loans acquired	—	10,836
Proceeds from sales of other real estate owned	3,092	2,965
Proceeds from bulk sale of impaired loans held in portfolio	—	15,093
Proceeds from sale of participation loans held in portfolio	24,224	—
Participation loans sold held in portfolio	(24,224)	—
Purchases of loans	(4,991)	(2,906)
Net Increase in loans receivable	(61,480)	(42,583)
Improvements to other real estate owned	—	(59)
Additions to premises and equipment	(1,559)	(1,010)
Purchase of Federal Home Loan Bank of New York stock	(3,297)	—
Redemption of Federal Home Loan Bank of New York stock	3,965	565

Net Cash (Used in) Provided By Investing Activities	(18,413)	3,267

Cash flows from financing activities:
Net increase (decrease) in deposits	27,181	(29,507)
Repayment of long-term debt	—	(15,407)
Repayment of short-term debt	(17,000)	—
Purchases of treasury stock	(1,895)	(10,362)
Cash dividend paid common stock	(3,030)	(3,288)
Cash dividend paid preferred stock	(260)	—
Exercise of stock options	151	100

Net Cash Provided by (Used in) In Financing Activities	5,147	(58,464)

Net (Decrease) In Cash and Cash Equivalents	(1,958)	(44,753)
Cash and Cash Equivalents-Begininng	34,147	117,087

Cash and Cash Equivalents-Ending	$32,189	$72,334

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$857	$3,979
Interest	$8,326	$9,197

Non-cash items:
Transfer of loans to other real estate owned	$3,010	$3,196
Loans to facilitate sale of other real estate owned	650	1,657
Reclassification of loans originated for sale to held to maturity	$2,832	$2,545

See accompanying notes to unaudited consolidated financial statements.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between September 30, 2013, and the date these consolidated financial statements were issued.

Significant Event

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Company’s market area was significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week, all of our offices were fully functional. In 2012, the Company conducted a quantitative analysis identifying 122 loans with outstanding principal loan balances totaling approximately $38.0 million. At September 30, 2013, borrowers of $29.1 million of the loans have either fully completed the restoration process or have paid the loan in full. The remaining $8.9 million are at various stages of completion and are continually monitored by the Company. Based on this updated, current analysis, the Company which had initially established an additional Hurricane Sandy related provision for loan losses totaling $500,000 to mitigate any potential losses has reduced this provision to $43,000 at September 30, 2013. The Company will continue to monitor the ongoing status of the Hurricane Sandy impacted loans to determine if the established provision requires adjustment.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not believe this pronouncement, when adopted, will have a material impact on the Company’s results of operations or financial position.

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in this ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income.  For public entities, the amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012.  The Company adopted this ASU on January 1, 2013 by including the required disclosures in the notes included on the consolidated statements of comprehensive income. The adoption of ASU 2013-02 did not have a significant impact on the Company's financial condition, results of operations, or cash flows.

Index

Note 2 – Reclassification

Certain amounts as of December 31, 2012 and the three and nine month periods ended September 30, 2012 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Pension plan:
Interest cost	$98	$111	$294	$332
Expected return on plan assets	(137)	(100)	(411)	(300)
Amortization of unrecognized loss	18	28	54	85

Net periodic pension cost	$(21)	$39	$(63)	$117

SERP plan:
Interest cost	$4	$5	$12	$15

Net periodic postretirement cost	$4	$5	$12	$15

Index

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options. Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On January 17, 2013, a grant of 130,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on January 17, 2013 and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. During the second quarter of 2013, there were no stock options granted. During the third quarter of 2013, there were 29,928 stock options granted which vest immediately. The exercise price was recorded as of the close of business on August 7, 2013.

A summary of stock option activity, adjusted to retroactively reflect stock dividends, follows:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2012	274,296	$8.93-29.25	$11.97

Options granted	159,928	9.03-10.50	9.31
Options exercised	(51,099)	8.93-10.50	9.63
Options forfeited	(33,053)	9.34-11.84	10.83
Options expired	(5,431)	18.41	18.41

Outstanding at September 30, 2013	344,641	$8.93-29.25	$11.09

As of September 30, 2013, stock options which are granted and were exercisable totaled 170,641 stock options.

The key valuation assumptions and fair value of stock options granted during the three months ended September 30, 2013 were:

Expected life	4.999	years
Risk-free interest rate	1.37%
Volatility	28.44%
Dividend yield	4.25%
Fair value	$1.68

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 174,000 shares underlying unexercised options outstanding as of September 30, 2013 is $258,046 over a weighted average period of 8.96 years.

Index

Note 4 – Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. The diluted net income (loss) per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2013, the weighted average number of outstanding options considered to be anti-dilutive were 324,772 and were therefore excluded from the diluted net income per common share calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2013			2012
	Income (Loss)	Shares	Per Share	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income (loss) available to common
stockholders	$2,012			$(1,345)

Basic earnings per share-
Income (loss) available to
Common stockholders	$2,012	8,365	$0.24	$(1,345)	8,685	$(0.15)

Effect of dilutive securities:
Stock options	—	3		—	—

Diluted earnings per share-
Income (loss) available to
Common stockholders	$2,012	8,368	$0.24	$(1,345)	8,685	$(0.15)

	For the Nine Months Ended September 30,
	2013			2012
	Income (Loss)	Shares	Per Share	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income (loss) available to common
stockholders	$6,715			$(3,119)

Basic earnings per share-
Income (loss) available to
Common stockholders	$6,715	8,419	$0.80	$(3,119)	9,088	$(0.34)

Effect of dilutive securities:
Stock options	—	4		—	—

Diluted earnings per share-
Income (loss) available to
Common stockholders	$6,715	8,423	$0.80	$(3,119)	9,088	$(0.34)

Index

Note 5 – Securities Available for Sale

The following tables presents the cost and gross unrealized gains and losses on securities available for sale as of September 30, 2013 and December 31, 2012:

September 30, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$97	$692	$—	$789

December 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$1,097	$143	$—	$1,240

Index

Note 6 – Securities Held to Maturity

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities held to maturity as of September 30, 2013 and December 31, 2012:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$1,055	$—	$(5)	$1,050
Due after five years through ten years	3,323	—	(129)	3,194
Due after ten years	112,874	2,790	(669)	114,995
	117,252	2,790	(803)	119,239
Municipal obligations:
Due after five to ten years	1,358	46	—	1,404

Trust originated preferred security:
Due after ten years	337	—	—	337
	$118,947	$2,836	$(803)	$120,980

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one year through five years	4	—	—	4
Due after five years through ten years	9,480	171	(18)	9,633
Due after ten years	153,425	6,747	(38)	160,134
	162,909	6,918	(56)	169,771
Municipal obligations:
Due after five to ten years	388	28	—	416
Due after ten years	975	65	—	1,040
	1,363	93	—	1,456

Trust originated preferred security:
Due after ten years	376	—	—	376
	$164,648	$7,011	$(56)	$171,603

The amortized cost and carrying values shown above are categorized by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. As of September 30, 2013 and December 31, 2012, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

Management has periodically decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity with the intent to hold until maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the nine months ended September 30, 2013, proceeds from sales of securities held to maturity totaled approximately $9.49 million and resulted in gross gains of approximately $402,000 and gross losses of approximately $24,000. During the year ended December 31, 2012, proceeds from sales of securities held to maturity totaled approximately $30.6 million and resulted in gross gains of approximately $405,000 and gross losses of approximately $56,000.

Index

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2013
Residential mortgage-backed securities	$37,338	$(803)	$—	$—	$37,338	$(803)

	$37,338	$(803)	$—	$—	$37,338	$(803)

December 31, 2012
Residential mortgage-backed securities	$14,093	$(56)	$—	$—	$14,093	$(56)

	$14,093	$(56)	$—	$—	$14,093	$(56)

Management does not believe that any of the unrealized losses as of September 30, 2013, (which are related to twenty-one residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies, including FNMA, FHLMC and GNMA. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of September 30, 2013 and December 31, 2012 by segment and class:

	September 30, 2013	December 31, 2012
	(In Thousands)
Originated loans:
Residential one-to-four family	$92,828	$78,007
Commercial and multi-family	523,628	435,371
Construction	34,591	22,267
Commercial business(1)	46,906	47,250
Home equity(2)	27,528	25,964
Consumer	590	565

Sub-total	726,071	609,424

Acquired loans recorded at fair value:
Residential one-to-four family	104,145	121,983
Commercial and multi-family	131,282	149,454
Construction	205	1,043
Commercial business(1)	7,568	12,177
Home equity(2)	28,523	34,289
Consumer	961	1,069

Sub-total	272,684	320,015

Acquired loans with deteriorated credit:
Residential one-to-four family	2,148	2,936
Commercial and multi-family	2,089	3,443
Construction	—	—
Commercial business(1)	375	241
Home equity(2)	91	140
Consumer	—	—

Sub-total	4,703	6,760

Total Loans	1,003,458	936,199

Less:
Deferred loan fees, net	(2,141)	(1,535)
Allowance for loan losses	(13,881)	(12,363)

	(16,022)	(13,898)

Total Loans, net	$987,436	$922,301

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

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

Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect takes into account actual credit performance of the acquired loans to date and our best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. To the extent that we experience a deterioration in credit quality in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of September 30, 2013, we had $6.5 million in loans classified as doubtful, $17.1 million in loans classified as substandard, $18.2 million in loans classified as special mention and no loans classified as loss. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan is in the process of being revalued.

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2013 and recorded investment in loans receivable at September 30, 2013. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,661	$6,865	$1,065	$1,557	$299	$17	$388	$11,852
Acquired loans recorded at fair value:	565	866	134	17	188	37	—	1,807
Acquired loans with deteriorated credit:	14	—	—	—	—	—	—	14
Beginning Balance, June 30, 2013	2,240	7,731	1,199	1,574	487	54	388	13,673

Charge-offs:
Originated Loans:	6	27	—	10	1	—	—	44
Acquired loans recorded at fair value:	23	4	130	141	27	—	—	325
Acquired loans with deteriorated credit:	11	7	—	—	—	—	—	18
Sub-total:	40	38	130	151	28	—	—	387

Recoveries:
Originated Loans:	7	—	—	—	6	—	—	13
Acquired loans recorded at fair value:	—	95	—	14	—	—	—	109
Acquired loans with deteriorated credit:	4	1	—	16	2	—	—	23
Sub-total:	11	96	—	30	8	—	—	145

Provisions:
Originated Loans:	18	311	33	(121)	16	(1)	(56)	200
Acquired loans recorded at fair value:	110	69	1	132	(56)	(1)	—	255
Acquired loans with deteriorated credit:	7	6	—	(16)	(2)	—	—	(5)
Sub-total:	135	386	34	(5)	(42)	(2)	(56)	450

Totals:
Originated Loans:	1,680	7,149	1,098	1,426	320	16	332	12,021
Acquired loans recorded at fair value:	652	1,026	5	22	105	36	—	1,846
Acquired loans with deteriorated credit:	14	—	—	—	—	—	—	14
Ending Balance, September 30, 2013	$2,346	$8,175	$1,103	$1,448	$425	$52	$332	$13,881

Loans Receivable:

Ending Balance Originated Loans:	92,828	523,628	34,591	46,906	27,528	590	—	726,071
Ending Balance Acquired loans recorded at fair value:	104,145	131,282	205	7,568	28,523	961	—	272,684
Ending Balance Acquired loans with deteriorated credit:	2,148	2,089	—	375	91	—	—	4,703
Total Gross Loans:	$199,121	$656,999	$34,796	$54,849	$56,142	$1,551	$—	$1,003,458

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,846	8,764	—	5,393	600	—	—	16,603
Ending Balance Acquired loans recorded at fair value:	10,458	12,809	—	44	1,622	5	—	24,938
Ending Balance Acquired loans with deteriorated credit:	2,148	1,821	—	375	91	—	—	4,435
Ending Balance Loans individually evaluated
for impairment:	$14,452	$23,394	$—	$5,812	$2,313	$5	$—	$45,976

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	90,982	514,864	34,591	41,513	26,928	590	—	709,468
Ending Balance Acquired loans recorded at fair value:	93,687	118,473	205	7,524	26,901	956	—	247,746
Ending Balance Acquired loans with deteriorated credit:	—	268	—	—	—	—	—	268
Ending Balance Loans collectively evaluated
for impairment:	$184,669	$633,605	$34,796	$49,037	$53,829	$1,546	$—	$957,482

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2013. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,143	$7,088	$866	$576	$284	$41	$32	$10,030
Acquired loans recorded at fair value:	719	963	93	244	191	18	—	2,228
Acquired loans with deteriorated credit:	105	—	—	—	—	—	—	105
Beginning Balance, December 31, 2012	1,967	8,051	959	820	475	59	32	12,363

Charge-offs:
Originated Loans:	6	27	—	233	1	—	—	267
Acquired loans recorded at fair value:	23	89	130	141	264	—	—	647
Acquired loans with deteriorated credit:	11	7	—	—	—	—	—	18
Sub-total:	40	123	130	374	265	—	—	932

Recoveries:
Originated Loans:	42	—	3	—	6	—	—	51
Acquired loans recorded at fair value:	—	95	—	31	—	—	—	126
Acquired loans with deteriorated credit:	4	1	—	16	2	—	—	23
Sub-total:	46	96	3	47	8	—	—	200

Provisions:
Originated Loans:	501	88	229	1,083	31	(25)	300	2,207
Acquired loans recorded at fair value:	(44)	57	42	(112)	178	18	—	139
Acquired loans with deteriorated credit:	(84)	6	—	(16)	(2)	—	—	(96)
Sub-total:	373	151	271	955	207	(7)	300	2,250

Totals:
Originated Loans:	1,680	7,149	1,098	1,426	320	16	332	12,021
Acquired loans recorded at fair value:	652	1,026	5	22	105	36	—	1,846
Acquired loans with deteriorated credit:	14	—	—	—	—	—	—	14
Ending Balance, September 30, 2013	$2,346	$8,175	$1,103	$1,448	$425	$52	$332	$13,881

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

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,086	$4,769	$183	$795	$329	$10	$—	$7,172
Acquired loans recorded at fair value:	1,012	559	6	92	315	—	—	1,984
Acquired loans with deteriorated credit:	581	470	115	154	33	—	—	1,353
Beginning Balance, December 31, 2011	2,679	5,798	304	1,041	677	10	—	10,509

Charge-offs:
Originated Loans:	253	468	4	541	5	—	—	1,271
Acquired loans recorded at fair value:	540	867	288	96	19	—	—	1,810
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	793	1,335	292	637	24	—	—	3,081

Recoveries:
Originated Loans:	—	35	—	—	—	—	—	35
Acquired loans recorded at fair value:	—	—	—	—	—	—	—	—
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	35	—	—	—	—	—	35

Provisions:
Originated Loans:	310	2,752	687	322	(40)	31	32	4,094
Acquired loans recorded at fair value:	247	1,271	375	248	(105)	18	—	2,054
Acquired loans with deteriorated credit:	(476)	(470)	(115)	(154)	(33)	—	—	(1,248)
Sub-total:	81	3,553	947	416	(178)	49	32	4,900

Totals:
Originated Loans:	1,143	7,088	866	576	284	41	32	10,030
Acquired loans recorded at fair value:	719	963	93	244	191	18	—	2,228
Acquired loans with deteriorated credit:	105	—	—	—	—	—	—	105
Ending Balance, December 31, 2012	$1,967	$8,051	$959	$820	$475	$59	$32	$12,363

Loans Receivable:

Ending Balance Originated Loans:	78,007	435,371	22,267	47,250	25,964	565	—	609,424
Ending Balance Acquired loans recorded at fair value:	121,983	149,454	1,043	12,177	34,289	1,069	—	320,015
Ending Balance Acquired loans with deteriorated credit:	2,936	3,443	—	241	140	—	—	6,760
Total Gross Loans:	$202,926	$588,268	$23,310	$59,668	$60,393	$1,634	$—	$936,199

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,148	9,310	—	2,874	395	—	—	13,727
Ending Balance Acquired loans recorded at fair value:	9,702	14,277	130	432	2,163	—	—	26,704
Ending Balance Acquired loans with deteriorated credit:	2,183	2,802	—	241	93	—	—	5,319
Ending Balance Loans individually evaluated
for impairment:	$13,033	$26,389	$130	$3,547	$2,651	$—	$—	$45,750

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	76,859	426,061	22,267	44,376	25,569	565	—	595,697
Ending Balance Acquired loans recorded at fair value:	112,281	135,177	913	11,745	32,126	1,069	—	293,311
Ending Balance Acquired loans with deteriorated credit:	753	641	—	—	47	—	—	1,441
Ending Balance Loans collectively evaluated
for impairment:	$189,893	$561,879	$23,180	$56,121	$57,742	$1,634	$—	$890,449

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2012. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,491	$6,066	$977	$660	$179	$3	$85	$9,461
Acquired loans recorded at fair value:	1,100	—	—	241	—	3	—	1,344
Acquired loans with deteriorated credit:	186	411	—	—	11	—	—	608
Beginning Balance, June 30, 2012	2,777	6,477	977	901	190	6	85	11,413

Charge-offs:
Originated Loans:	228	158	—	30	—	—	—	416
Acquired loans recorded at fair value:	240	441	—	—	—	—	—	681
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	468	599	—	30	—	—	—	1,097

Recoveries:
Originated Loans:	—	—	—	—	—	—	—	—
Acquired loans recorded at fair value:	—	—	—	—	—	—	—	—
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	—	—	—	—	—	—	—

Provisions:
Originated Loans:	(337)	47	74	235	125	254	(72)	326
Acquired loans recorded at fair value:	(62)	1,426	—	(78)	184	2	—	1,472
Acquired loans with deteriorated credit:	(11)	(176)	—	—	(11)	—	—	(198)
Sub-total:	(410)	1,297	74	157	298	256	(72)	1,600

Totals:
Originated Loans:	926	5,955	1,051	865	304	257	13	9,371
Acquired loans recorded at fair value:	798	985	—	163	184	5	—	2,135
Acquired loans with deteriorated credit:	175	235	—	—	—	—	—	410
Ending Balance, September 30, 2012	$1,899	$7,175	$1,051	$1,028	$488	$262	$13	$11,916

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2012. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,086	$4,769	$183	$795	$329	$10	$—	$7,172
Acquired loans recorded at fair value:	1,012	559	6	92	315	—	—	1,984
Acquired loans with deteriorated credit:	581	470	115	154	33	—	—	1,353
Beginning Balance, December 31, 2011	2,679	5,798	304	1,041	677	10	—	10,509

Charge-offs:
Originated Loans:	228	265	—	44	—	—	—	537
Acquired loans recorded at fair value:	439	867	35	96	19	—	—	1,456
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	667	1,132	35	140	19	—	—	1,993

Recoveries:
Originated Loans:	—	—	—	—	—	—	—	—
Acquired loans recorded at fair value:	—	—	—	—	—	—	—	—
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	—	—	—	—	—	—	—

Provisions:
Originated Loans:	68	1,451	868	114	(25)	247	13	2,736
Acquired loans recorded at fair value:	225	1,293	29	167	(112)	5	—	1,607
Acquired loans with deteriorated credit:	(406)	(235)	(115)	(154)	(33)	—	—	(943)
Sub-total:	(113)	2,509	782	127	(170)	252	13	3,400

Totals:
Originated Loans:	926	5,955	1,051	865	304	257	13	9,371
Acquired loans recorded at fair value:	798	985	—	163	184	5	—	2,135
Acquired loans with deteriorated credit:	175	235	—	—	—	—	—	410
Ending Balance, September 30, 2012	$1,899	$7,175	$1,051	$1,028	$488	$262	$13	$11,916

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The tables below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of September 30, 2013 and December 31, 2012. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2013 and December 31, 2012, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of September 30, 2013	As of December 31, 2012
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$504	$—
Commercial and multi-family	4,858	2,325
Construction	—	—
Commercial business(1)	1,550	2,105
Home equity(2)	376	129
Consumer	—	—

Sub-total:	$7,288	$4,559

Acquired loans recorded at fair value:
Residential one-to-four family	$5,316	$2,163
Commercial and multi-family	7,331	10,612
Construction	—	130
Commercial business(1)	252	813
Home equity(2)	654	1,435
Consumer	—	—

Sub-total:	$13,553	$15,153

Acquired loans with deteriorated credit:
Residential one-to-four family	$—	$—
Commercial and multi-family	121	106
Construction	—	—
Commercial business(1)	73	241
Home equity(2)	—	—
Consumer	—	—

Sub-total:	$194	$347

Total	$21,035	$20,059

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and nine months ended September 30, 2013 and 2012. (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2013	2012	2012	2013	2013	2012	2012

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$418	$6	$1,685	$20	$468	$19	$2,064	$53
Commercial and multi-family	5,725	38	7,939	67	4,998	181	13,283	210
Construction	—	—	1,566	—	—	—	1,305	102
Commercial business(1)	3,060	74	2,365	46	2,557	102	2,136	63
Home equity(2)	257	2	413	2	283	9	554	8
Consumer	15	—	—	—	7	1	—	—

Sub-total:	$9,475	$120	$13,968	$135	$8,313	$312	$19,342	$436

Acquired loans recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$4,659	$43	$2,335	$29	$4,002	$136	$1,271	$66
Commercial and Multi-family	5,097	63	4,618	33	5,484	147	3,670	143
Construction	—	—	—	—	51	2	144	—
Commercial business(1)	68	—	92	—	87	4	182	—
Home equity(2)	1,073	9	1,418	6	1,411	30	1,192	24
Consumer	4	—	—	—	2	—	3	—

Sub-total:	$10,901	$115	$8,463	$68	$11,037	$319	$6,462	$233

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$2,059	$29	$769	$28	$1,803	$89	$2,194	$28
Commercial and Multi-family	1,811	38	3,368	43	2,238	86	3,651	43
Construction	—	—	13	—	—	—	19	—
Commercial business(1)	350	5	—	—	338	10	185	—
Home equity(2)	92	1	70	1	—	8	149	1
Consumer	—	—	—	—	92	—	—	—

Sub-total:	$4,312	$73	$4,220	$72	$4,471	$193	$6,198	$72

Total Impaired Loans
with no related allowance recorded:	$24,688	$308	$26,651	$275	$23,821	$824	$32,002	$741

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and nine months ended September 30, 2013 and 2012. (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2013	2012	2012	2013	2013	2012	2012

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$1,503	$19	$1,007	$9	$1,116	$40	$2,101	$39
Commercial and Multi-family	4,987	66	5,462	55	5,047	115	7,339	200
Construction	—	—	—	—	—	—	—	—
Commercial business(1)	1,343	18	2,755	8	1,206	63	2,166	28
Home equity(2)	436	6	102	1	260	13	168	4
Consumer	—	—	120	—	—	—	60	—

Sub-total:	$8,269	$109	$9,446	$73	$7,629	$231	$11,834	$271

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$5,925	$90	$6,737	$70	$6,355	$163	$5,652	$293
Commercial and Multi-family	9,014	95	6,545	73	8,600	198	6,103	227
Construction	65	—	231	—	98	—	159	6
Commercial business(1)	461	—	474	—	319	—	378	—
Home equity(2)	282	4	526	6	509	11	442	14
Consumer	—	—	—	—	1	—	—	—

Sub-total	$15,747	$189	$14,513	$149	$15,882	$372	$12,734	$540

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$93	$1	$1,454	$5	$358	$2	$1,542	$34
Commercial and Multi-family	—	—	509	—	—	—	591	—
Construction	—	—	—	—	—	—	33	—
Commercial business(1)	—	—	164	—	—	—	82	—
Home equity(2)	—	—	29	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—

Sub-total:	$93	$1	$2,156	$5	$358	$2	$2,248	$34

Total Impaired Loans
with an allowance recorded:	$24,109	$299	$26,115	$227	$23,869	$605	$26,816	$845

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at September 30, 2013 and December 31, 2012. (In Thousands):

	As of September 30, 2013			As of December 31, 2012
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$418	$418	$—	$418	$418	$—
Commercial and multi-family	3,888	3,888	—	4,197	4,197	—
Construction	—	—	—	—	—	—
Commercial business(1)	4,052	4,052	—	1,802	1,802	—
Home equity(2)	195	195	—	297	297	—
Consumer	—	—	—	—	—	—

Sub-total:	$8,553	$8,553	$—	$6,714	$6,714	$—

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$4,572	$4,599	$—	$2,930	$2,930	$—
Commercial and Multi-family	3,637	3,637	—	6,187	6,187	—
Construction	—	130	—	—	—	—
Commercial business(1)	44	44	—	126	126	—
Home equity(2)	1,058	1,142	—	1,523	1,523	—
Consumer	5	5	—	—	—	—

Sub-total:	$9,316	$9,557	$—	$10,766	$10,766	$—

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$2,056	$2,783	$—	$1,676	$2,366	$—
Commercial and Multi-family	1,821	2,325	—	2,802	3,443	—
Construction	—	—	—	—	—	—
Commercial business(1)	375	656	—	327	621	—
Home equity(2)	91	138	—	93	139	—
Consumer	—	—	—	—	—	—

Sub-total:	$4,343	$5,902	$—	$4,898	$6,569	$—

Total Impaired Loans
with no related allowance recorded:	$22,212	$24,012	$—	$22,378	$24,049	$—

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at September 30, 2013 and December 31, 2012. (In Thousands):

	As of September 30, 2013			As of December 31, 2012
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$1,428	$1,428	$160	$730	$730	$33
Commercial and Multi-family	4,876	4,876	358	5,113	5,113	399
Construction	—	—	—	—	—	—
Commercial business(1)	1,341	1,341	888	1,072	1,072	105
Home equity(2)	405	405	1	98	98	1
Consumer	—	—	—	—	—	—

Sub-total:	$8,050	$8,050	$1,407	$7,013	$7,013	$538

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$5,886	$5,886	$393	$6,772	$6,772	$359
Commercial and Multi-family	9,172	9,172	831	8,090	8,090	662
Construction	—	—	—	130	130	96
Commercial business(1)	—	—	—	306	306	248
Home equity(2)	564	564	70	640	640	112
Consumer	—	—	—	—	—	—

Sub-total	$15,622	$15,622	$1,294	$15,938	$15,938	$1,477

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$92	$108	$14	$507	$570	$105
Commercial and Multi-family	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	—	—
Home equity(2)	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Sub-total:	$92	$108	$14	$507	$570	$105

Total Impaired Loans
with an allowance recorded:	$23,764	$23,780	$2,715	$23,458	$23,521	$2,120

Total Impaired Loans
with no related allowance recorded:	$22,212	$24,012	$—	$22,378	$24,049	$—

Total Impaired Loans:	$45,976	$47,792	$2,715	$45,836	$47,570	$2,120

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at September 30, 2013, excluding the purchase impairment mark on the acquired loans with deteriorated credit.

	Accrual		Non-accrual		Total
September 30, 2013	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	5	$1,143	1	$505	6	$1,648
Commercial and multi-family	5	3,494	8	4,119	13	7,613
Construction	—	—	—	—	—	—
Commercial business(1)	3	1,577	—	—	3	1,577
Home equity(2)	2	224	1	349	3	573
Consumer	—	—	—	—	—	—

Sub-total:	15	$6,438	10	$4,973	25	$11,411

Acquired loans recorded at fair value:
Residential one-to-four family	24	$5,339	8	$2,502	32	$7,841
Commercial and Multi-family	13	5,600	11	4,582	24	10,182
Construction	—	—	—	—	—	—
Commercial business(1)	1	375	—	—	1	375
Home equity(2)	6	705	—	—	6	705
Consumer	—	—	—	—	—	—

Sub-total:	44	$12,019	19	$7,084	63	$19,103

Acquired loans with deteriorated credit:
Residential one-to-four family	8	$2,890	—	$—	8	$2,890
Commercial and Multi-family	4	2,325	—	—	4	2,325
Construction	—	—	—	—	—	—
Commercial business(1)	3	281	—	—	3	281
Home equity(2)	—	—	1	138	1	138
Consumer	—	—	—	—	—	—

Sub-total:	15	$5,496	1	$138	16	$5,634

Total	74	$23,953	30	$12,195	104	$36,148

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2012.

	Accrual		Non-accrual		Total
December 31, 2012	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	5	$1,147	—	$—	5	$1,147
Commercial and multi-family	5	5,494	6	2,325	11	7,819
Construction	—	—	—	—	—	—
Commercial business(1)	3	1,608	1	1,266	4	2,874
Home equity(2)	3	253	—	—	3	253
Consumer	—	—	—	—	—	—

Sub-total:	16	$8,502	7	$3,591	23	$12,093

Acquired loans recorded at fair value:
Residential one-to-four family	31	$9,252	5	$1,037	36	$10,289
Commercial and Multi-family	15	6,935	6	3,139	21	10,074
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	—	—
Home equity(2)	7	653	2	276	9	929
Consumer	—	—	—	—	—	—

Sub-total:	53	$16,840	13	$4,452	66	$21,292

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	—	$—	—	$—
Commercial and Multi-family	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	—	—
Home equity(2)	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Sub-total:	—	$—	—	$—	—	$—

Total	69	$25,342	20	$8,043	89	$33,385

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally included, but not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. As of September 30, 2013 and December 31, 2012, TDR’s totaled $36.1 million and $33.4 million, respectively.

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended September 30, 2013. (In Thousands):

Three Months Ended September 30, 2013		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	—	$—	$—
Commercial and multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	1	727	728
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	1	$727	$728

Acquired loans recorded at fair value:
Residential one-to-four family	1	$410	$414
Commercial and Multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	1	29	29
Consumer	—	—	—

Sub-total:	2	$439	$443

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	—	$—	$—

Total	3	$1,166	$1,171

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The loans included above are considered TDRs as a result of the Company implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate to a below market rate, accepting interest only for a period of time or a change in amortization period. For the three months ended September 30, 2013, TDRs totaled $1.17 million. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended September 30, 2013. (In Thousands):

Three Months Ended September 30, 2013
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	—	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Acquired loans recorded at fair value:
Residential one-to-four family	2	$482
Commercial and Multi-family	1	94
Construction	—	—
Commercial business(1)	1	945
Home equity(2)	1	140
Consumer	—	—

Sub-total:	5	$1,661

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Total	5	$1,661

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the nine months ended September 30, 2013. (In Thousands):

Nine Months Ended September 30, 2013		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$509	$652
Commercial and multi-family	2	526	526
Construction	—	—	—
Commercial business(1)	2	1,549	1,550
Home equity(2)	2	393	398
Consumer	—	—	—

Sub-total:	8	$2,977	$3,126

Acquired loans recorded at fair value:
Residential one-to-four family	6	$2,373	$2,407
Commercial and Multi-family	4	2,220	2,386
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	3	229	230
Consumer	—	—	—

Sub-total:	13	$4,822	$5,023

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	2	1,653	888
Construction	—	—	—
Commercial business(1)	3	265	293
Home equity(2)	1	140	140
Consumer	—	—	—

Sub-total:	6	$2,058	$1,321

Total	27	$9,857	$9,470

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The loans included above are considered TDRs as a result of the Company implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate to a below market rate, accepting interest only for a period of time or a change in amortization period. For the nine months ended September 30, 2013, TDRs totaled $9.47 million. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the nine months ended September 30, 2013. (In Thousands):

Nine Months Ended September 30, 2013
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	—	$—
Commercial and multi-family	1	727
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	1	727

Acquired loans recorded at fair value:
Residential one-to-four family	6	$1,311
Commercial and Multi-family	4	571
Construction	—	—
Commercial business(1)	1	945
Home equity(2)	1	140
Consumer	—	—

Sub-total:	12	2,967

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	—

Total	13	$3,694

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended September 30, 2012. (In Thousands):

Three Months Ended September 30, 2012		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	—	$—	$—
Commercial and multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	—	$—	$—

Acquired loans recorded at fair value:
Residential one-to-four family	2	$360	$360
Commercial and Multi-family	2	1,107	1,107
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	1	183	183
Consumer	—	—	—

Sub-total:	5	$1,650	$1,650

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	—	$—	$—

Total	5	$1,650	$1,650

_________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended September 30, 2012. (In Thousands):

Three Months Ended September 30, 2012
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	—	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Acquired loans recorded at fair value:
Residential one-to-four family	3	$468
Commercial and Multi-family	1	658
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	4	$1,126

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Total	4	$1,126

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the nine months ended September 30, 2012. (In Thousands):

Nine Months Ended September 30, 2012		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$410	$410
Commercial and multi-family	10	6,051	6,051
Construction	—	—	—
Commercial business(1)	1	531	531
Home equity(2)	1	58	58
Consumer	—	—	—

Sub-total:	14	$7,050	$7,050

Acquired loans recorded at fair value:
Residential one-to-four family	11	$4,030	$4,030
Commercial and Multi-family	5	2,333	2,333
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	1	183	183
Consumer	2	200	200

Sub-total:	19	$6,746	$6,746

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	—	$—	$—

Total	33	$13,796	$13,796

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the nine months ended September 30, 2012. (In Thousands):

Nine Months Ended September 30, 2012
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	—	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Acquired loans recorded at fair value:
Residential one-to-four family	4	$606
Commercial and Multi-family	1	658
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	5	$1,264

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Total	5	$1,264

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of September 30, 2013:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,073	$808	$—	$1,881	$90,947	$92,828	$—
Commercial and multi-family	8,405	672	2,784	11,861	511,767	523,628	—
Construction	340	—	—	340	34,251	34,591	—
Commercial business(1)	1,288	—	980	2,268	44,638	46,906	—
Home equity(2)	500	70	27	597	26,931	27,528	—
Consumer	—	—	—	—	590	590	—

Sub-total:	$11,606	$1,550	$3,791	$16,947	$709,124	$726,071	$—

Acquired loans recorded at fair value:
Residential one-to-four family	$4,079	$304	$1,463	$5,846	$98,299	104,145	$—
Commercial and multi-family	7,421	1,010	3,482	11,913	119,369	131,282	—
Construction	—	—	—	—	205	205	—
Commercial business(1)	—	—	—	—	7,568	7,568	—
Home equity(2)	994	—	382	1,376	27,147	28,523	—
Consumer	—	—	—	—	961	961	—

Sub-total:	$12,494	$1,314	$5,327	$19,135	$253,549	$272,684	$—

Acquired loans with deteriorated credit:
Residential one-to-four family	$—	$—	$—	$—	$2,148	2,148	$—
Commercial and multi-family	—	—	—	—	2,089	2,089	—
Construction	—	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	375	375	—
Home equity(2)	91	—	—	91	—	91	—
Consumer	—	—	—	—	—	—	—

Sub-total:	$91	$—	$—	$91	$4,612	$4,703	$—

Total	$24,191	$2,864	$9,118	$36,173	$967,285	$1,003,458	$—

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of September 30, 2013. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$91,074	$1,050	$505	$199	$—	$92,828
Commercial and multi-family	513,483	4,501	3,008	2,636	—	523,628
Construction	34,591	—	—	—	—	34,591
Commercial business(1)	42,349	2,422	794	1,341	—	46,906
Home equity(2)	26,856	296	376	—	—	27,528
Consumer	550	40	—	—	—	590

Sub-total:	$708,903	$8,309	$4,683	$4,176	$—	$726,071

Acquired loans recorded at fair value:
Residential one-to-four family	$95,771	$2,949	$5,020	$405	$—	104,145
Commercial and multi-family	119,459	4,480	5,551	1,792	—	131,282
Construction	205	—	—	—	—	205
Commercial business(1)	7,524	—	44	—	—	7,568
Home equity(2)	27,303	327	856	37	—	28,523
Consumer	956	—	5	—	—	961

Sub-total:	$251,218	$7,756	$11,476	$2,234	$—	$272,684

Acquired loans with deteriorated credit:
Residential one-to-four family	$276	$1,350	$479	$43	$—	2,148
Commercial and multi-family	1,335	754	—	—	—	2,089
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	375	—	—	375
Home equity(2)	—	—	91	—	—	91
Consumer	—	—	—	—	—	—

Sub-total:	$1,611	$2,104	$945	$43	$—	$4,703

Total Gross Loans	$961,732	$18,169	$17,104	$6,453	$—	$1,003,458

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	September 30,	December 31,
	2013	2012

Unpaid principal balance	$281,127	$330,090
Recorded investment	277,388	326,775

The following table presents changes in the accretable discount on loans acquired for the three and nine months ended September 30, 2013 and 2012. (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Balance, Beginning of Period	$115,536	$152,673	$136,209	$180,722
Acquisitions	—	—	—	—
Accretion	(7,760)	(10,307)	(28,453)	(38,356)
Net Reclassification from Non-Accretable Difference	112	—	132	—
Balance, End of Period	$107,888	$142,366	$107,888	$142,366

The following table presents changes in the non-accretable yield on loans acquired for the three and nine months ended September 30, 2013 and 2012. (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Balance, Beginning of Period	$4,614	$6,653	$4,835	$7,867
Loans Sold	—	(1,281)	—	(2,150)
Amounts not recognized due to chargeoffs on
transfers to other real estate	—	(64)	(201)	(409)
Net Reclassification to Accretable Difference	(112)	—	(132)	—
Balance, End of Period	$4,502	$5,308	$4,502	$5,308

Index

Note 8 – Fair Values of Financial Instruments (Continued)

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2013:
Securities available for sale — Equity Securities	$789	$789	$—	$—

As of December 31, 2012:
Securities available for sale — Equity Securities	$1,240	$1,240	$—	$—

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2013.

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2013.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2013:
Impaired Loans	$21,049	$—	$—	$21,049

As of December 31, 2012:
Impaired Loans	$20,967	$—	$—	$20,967
Other Real Estate Owned	$2,215	$—	$—	$2,215

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2013 and December 31, 2012 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range ‘
	Estimate	Techniques	Input
September 30, 2013:
Impaired Loans	$21,049	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2012:
Impaired Loans	$20,967	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%
Other Real Estate Owned	$2,215	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of September 30, 2013 and December 31, 2012.

Loans Receivable (Carried at Cost)

The fair value of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Index

Note 8 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2013 and December 31, 2012 consists of the loan balances of $23.8 million and $23.1 million, net of a valuation allowance of $2.7 million and $2.1 million, respectively.

Real Estate Owned (Generally Carried at Fair Value)

Real Estate Owned is generally carried at fair value, when the carrying value is written down to fair value, which is determined based upon independent third-party appraisals of the properties, or based upon the expected proceeds from a pending sale. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$32,189	$32,189	$32,189	$—	$—
Interest-earning time deposits	986	986	986	—	—
Securities available for sale	789	789	789	—	—
Securities held to maturity	118,947	120,980	—	120,980	—
Loans held for sale	1,370	1,388	—	1,388	—
Loans receivable, net	987,436	1,017,803	—	—	1,017,803
FHLB of New York stock, at cost	7,030	7,030	—	7,030	—
Interest receivable	4,049	4,049	—	4,049	—

Financial liabilities:
Deposits	967,967	972,042	574,944	397,098	—
Long-term debt	114,124	123,557	—	123,557	—
Interest payable	404	404	—	404	—

	As of December 31, 2012

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$34,147	$34,147	$34,147	$—	$—
Interest-earning time deposits	986	986	986	—	—
Securities available for sale	1,240	1,240	1,240	—	—
Securities held to maturity	164,648	171,603	—	171,603	—
Loans held for sale	1,602	1,637	—	1,637	—
Loans receivable, net	922,301	963,472	—	—	963,472
FHLB of New York stock, at cost	7,698	7,698	—	7,698	—
Interest receivable	4,063	4,063	—	4,063	—

Financial liabilities:
Deposits	940,786	944,960	527,318	417,642	—
Long-term debt	131,124	144,211	—	144,211	—
Interest payable	789	789	—	789	—

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $12.0 million or 1.0% to $1.183 billion at September 30, 2013 from $1.171 billion at December 31, 2012. The increase in total assets occurred as a result of an increase in net loans receivable of $65.1 million, partially offset by a decrease in securities held to maturity of $45.7 million and a decrease in total cash and cash equivalents of $1.9 million. Management has historically concentrated on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide competitive returns in a risk-mitigated environment. During 2013 we have utilized our liquidity to take advantage of lending opportunities. It is our intention to grow the balance sheet at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $1.9 million or 5.6% to $32.2 million at September 30, 2013 from $34.1 million at December 31, 2012. Investment securities classified as held-to-maturity decreased by $45.7 million or 27.8% to $118.9 million at September 30, 2013 from $164.6 million at December 31, 2012. This decrease in investment securities held-to-maturity resulted primarily from allowable sales of $9.5 million of mortgage-backed securities from the held-to-maturity portfolio and $39.0 million of repayments and prepayments in the mortgage-backed securities portfolio, partially offset by purchases of $3.6 million in investment securities. The funds received have been utilized to fund loan originations.

Net loans receivable increased by $65.1 million or 7.1% to $987.4 million at September 30, 2013 from $922.3 million at December 31, 2012. The increase resulted primarily from a $76.4 million increase in real estate mortgages comprising residential, commercial and multi-family, construction and participation loans with other financial institutions partially offset by a decrease of $4.3 million in consumer loans, net of amortization, along with a $4.8 million decrease in commercial loans comprising business loans and commercial lines of credit, net of amortization, partially offset by a $1.5 million increase in the allowance for loan losses. During the second quarter of 2013, the Company sold at par $24.2 million in commercial real estate participation loans in which no gain or loss was incurred. As of September 30, 2013, the allowance for loan losses was $13.9 million or 66.2% of non-performing loans and 1.39% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $27.2 million or 2.9% to $968.0 million at September 30, 2013 from $940.8 million at December 31, 2012. The increase resulted primarily from a $17.7 million increase in non-interest bearing deposits, an increase of $18.7 million in NOW deposits, an increase of $8.9 million in savings and club deposits and an increase of $2.3 million in money market interest bearing deposits which more than offset a $20.4 million decrease in time deposits. Consistent with our customers’ preferences, we have attempted to shift our funding from higher cost time deposit accounts to more liquid and lower cost core deposits. During the quarter ended September 30, 2013, the Federal Open Market Committee (FOMC) has continued its mindset of a continuing accommodative monetary policy. This has resulted in historically low short term market rates that have further resulted in low time deposit account yields which in turn has had the effect of decreasing interest expense.

We had no outstanding short-term borrowing money at September 30, 2013 compared with $17.0 million in short-term borrowings at December 31, 2012. Long-term borrowed money remained constant at $114.1 million at September 30, 2013 and December 31, 2012, respectively. The purpose of the borrowings reflects the use of long term and short term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity increased by $2.3 million or 2.5% to $93.9 million at September 30, 2013 from $91.6 million at December 31, 2012. The increase in stockholders’ equity is primarily attributable to net income of $7.1 million offset by the Company repurchasing during the period 183,199 shares of the Company’s common stock at a cost of $1.9 million along with cash dividends paid during the period totaling $3.0 million on outstanding common shares of stock and $390,000 on outstanding preferred shares of stock. The Company accrued a dividend payable for the third quarter on the preferred shares for $130,000 which will be paid in the fourth quarter. As of September 30, 2013, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.39%, 12.13% and 13.38% respectively.

Three Months of Operation

Net income was $2.14 million for the three months ended September 30, 2013 compared with a net loss of ($1.35) million for three months ended September 30, 2012. Our net income is primarily reflective of an increase in total interest income and total non-interest income as well as decreases in total interest expense, provision for loan losses and non-interest expense, partially offset by an increase in the income tax provision.

Net interest income increased by $1.3 million or 12.6% to $11.6 million for the three months ended September 30, 2013 from $10.3 million for the three months ended September 30, 2012. The increase in net interest income resulted primarily from an increase in the average yield on interest earning assets of thirty-four basis points to 4.92% for the three months ended September 30, 2013 from 4.58% for the three months ended September 30, 2012, along with an increase in the average balance of interest earning assets of $13.0 million or 1.1% to $1.158 billion for the three months ended September 30, 2013 from $1.145 billion for the three months ended September 30, 2012. While yields on the individual components of interest-earning assets generally declined, the overall yield on interest-earning assets increased due to a reallocation of assets into higher yielding loans. The average balance of interest bearing liabilities decreased by $15.7 million or 1.6% to $976.3 million for the three months ended September 30, 2013 from $992.0 million for the three months ended September 30, 2012, while the average cost of interest bearing liabilities decreased by six basis points to 1.09% for the three months ended September 30, 2013 from 1.15% for the three months ended September 30, 2012. As a consequence of the aforementioned, our net interest margin increased by forty-two basis points to 4.00% for the three months ended September 30, 2013 from 3.58% for the three months ended September 30, 2012.

Interest income on loans receivable increased by $1.71 million or 14.7% to $13.34 million for the three months ended September 30, 2013 from $11.63 million for the three months ended September 30, 2012. The increase was primarily attributable to an increase in the average balance of loans receivable of $131.5 million or 15.4% to $984.3 million for the three months ended September 30, 2013 from $852.8 million for the three months ended September 30, 2012, partially offset by a slight decrease in the average yield on loans receivable to 5.42% for the three months ended September 30, 2013 from 5.46% for the three months ended September 30, 2012. The decrease in average yield reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $569,000 or 39.2% to $884,000 for the three months ended September 30, 2013 from $1.45 million for the three months ended September 30, 2012. This decrease was primarily due to a decrease in the average balance of securities held-to-maturity of $74.0 million or 36.1% to $131.0 million for the three months ended September 30, 2013 from $205.0 million for the three months ended September 30, 2012, as well as a decrease in the average yield of securities held-to-maturity to 2.70% for the three months ended September 30, 2013 from 2.84% for the three months ended September 30, 2012. The decrease in the average yield reflects the persistent low interest rate environment for the three months ended September 30, 2013.

Index

Interest income on other interest-earning assets decreased by $12,000 or 46.2% to $14,000 for the three months ended September 30, 2013 from $26,000 for the three months ended September 30, 2012. This decrease was primarily due to a decrease of $44.3 million or 50.6% in the average balance of other interest-earning assets to $43.2 million for the three months ended September 30, 2013 from $87.5 million for the three months ended September 30, 2012. The average yield on other interest-earning assets increased marginally to 0.13% for the three months ended September 30, 2013 from 0.12% for the three months ended September 30, 2012. The static nature of the average yield on other interest-earning assets reflects the current philosophy of the FOMC of keeping short term interest rates at historically low levels for the last several years. The decreased balance of other interest earning assets reflects management’s decision to reallocate excess liquidity into higher yielding, regularly repricing loan product during a period of historically low money market interest rates.

Total interest expense decreased by $204,000 or 7.2% to $2.65 million for the three months ended September 30, 2013 from $2.85 million for the three months ended September 30, 2012. The decrease resulted primarily from a decrease in the balance of average interest-bearing liabilities of $15.7 million or 1.6% to $976.3 million for the three months ended September 30, 2013 from $992.0 million for the three months ended September 30, 2012, along with a decrease in the average cost of interest-bearing liabilities of six basis points to 1.09% for the three months ended September 30, 2013 from 1.15% for the three months ended September 30, 2012. The decrease in the balance of average interest-bearing liabilities is primarily attributable to the decrease in the average balance of time deposits of $38.7 million or 8.9% to $395.6 million for the three months ended September 30, 2013 from $434.3 million for the three months ended September 30, 2012 along with a decrease in the average balance of money market deposits of $3.2 million or 4.7% to $64.3 million for the three months ended September 30, 2013 from $67.5 million for the three months ended September 30, 2012, which more than offset an increase in the average balance of interest-bearing demand deposits of $18.1 million or 15.4% to $135.6 million for the three months ended September 30, 2013 from $117.5 million for the three months ended September 30, 2012 along with an increase in the average balance of savings deposits of $8.1 million or 3.1% to $266.6 million for the three months ended September 30, 2013 from $258.5 million for the three months ended September 30, 2012. The decrease in the average cost reflects the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $450,000 and $1.6 million for the three months ended September 30, 2013 and 2012, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2013, the Company experienced $242,000 in net charge-offs (consisting of $387,000 in charge-offs and $145,000 in recoveries). During the year ended December 31, 2012, the Company experienced $3.05 million in net charge-offs (consisting of $3.08 million in charge-offs and $35,000 in recoveries). The Bank had non-performing loans totaling $21.0 million or 2.10% of gross loans at September 30, 2013 and $22.9 million or 2.45% of gross loans at December 31, 2012. The allowance for loan losses was $13.9 million or 1.39% of gross loans at September 30, 2013, $12.4 million or 1.32% of gross loans at December 31, 2012 and $11.9 million or 1.38% of gross loans at September 30, 2012. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2013, December 31, 2012 and September 30, 2012.

Total non-interest income (loss) was $763,000 for the three months ended September 30, 2013 compared with a ($2.7) million loss for the three months ended September 30, 2012. Non-interest income reflected a ($3.5) million loss on the sale of non-performing loans in the third quarter of 2012 with no corresponding transaction for the third quarter 2013 along with an increase of $76,000 or 20.7% in fees and service charges to $444,000 for the three months ended September 30, 2013 from $368,000 for the three months ended September 30, 2012 and an increase of $2,000 or 5.6% in other non-interest income to $38,000 for the three months ended September 30, 2013 from $36,000 for the three months ended September 30, 2012, partially offset by a decrease of $13,000 or 41.9% in gain on sale of securities held to maturity to $18,000 for the three months ended September 30, 2013 from $31,000 for the three months ended September 30,2012 along with a decrease of $25,000 or 8.7% in gain on sale of loans originated for sale to $263,000 for the three months ended September 30, 2013 from $288,000 for the three months ended September 30, 2012. The securities sold consisted of mortgage-backed securities that had already returned at least 85% of the original principal purchased. The increase in fees and service charges is primarily due to increased deposit service charges of $77,000 or 160.4% to $125,000 for the three months ended September 30, 2013 from $48,000 for the three months ended September 30, 2012. The decrease in gain on sale of loans originated for sale occurred primarily as a result of a decrease in sales activity for the three months ended September 30, 2013.

Total non-interest expense decreased by $668,000 or 7.4% to $8.3 million for the three months ended September 30, 2013 from $9.0 million for the three months ended September 30, 2012. Salaries and employee benefits expense increased by $244,000 or 6.5% to $4.02 million for the three months ended September 30, 2013 from $3.78 million for the three months ended September 30, 2012. The increase resulted primarily from an increase in employee salaries of $249,000, an increase in commissions paid to mortgage originators on loans held for sale of $38,000 compared to the three months ended September 30, 2012, partially offset by a decrease in employee benefits of $38,000 compared to the three months ended September 30, 2012. Occupancy expense increased by $78,000 or 9.1% to $933,000 for the three months ended September 30, 2013 from $855,000 for the three months ended September 30, 2012. The increase resulted primarily from increases in building repairs and supplies of $25,000 and rental expense of $33,000 compared with the three months ended September 30, 2012. Equipment expense increased by $250,000 or 21.8% to $1.40 million for the three months ended September 30, 2013 from $1.15 million for the three months ended September 30, 2012. The increase resulted primarily from increases in data processing charges, maintenance contracts, furniture and fixtures and depreciation of $235,000 compared to the three months ended September 30, 2012. Professional fees decreased by $651,000 or 48.4% to $693,000 for the three months ended September 30, 2013 from $1.34 million for the three months ended September 30, 2012. The decrease resulted primarily from a decrease in legal and legacy costs associated with the sale of the non-performing loan portfolio in 2012. Director fees remained static at $168,000 for the three months ended September 30, 2013 and September 30, 2012, respectively. Regulatory assessments decreased by $8,000 or 2.7% to $286,000 for the three months ended September 30, 2013 from $294,000 for the three months ended September 30, 2012. Advertising expense increased by $24,000 or 19.2% to $149,000 for the three months ended September 30, 2013 from $125,000 for the three months ended September 30, 2012. The increase was primarily due to our marketing efforts to increase business at the Woodbridge Branch location. Other real estate owned (OREO) (income)/expenses decreased by $344,000 or 77.7% to $99,000 for the three months ended September 30, 2013 from $443,000 for the three months ended September 30, 2012. The decrease in expenses was primarily due to an decrease in loss on sale of OREO properties of $347,000 or 91.1% to $34,000 for the three months ended September 30, 2013 from a loss on sale of OREO properties of $381,000 for the three months ended September 30, 2012 along with a decrease in OREO expenses of $16,000 or 15.7% to $86,000 for the three months ended September 30, 2013 from $102,000 for the three months ended September 30, 2012, partially offset by a decrease in OREO rental income of $19,000 or 48.7% to ($20,000) for the three months ended September 30, 2013 from ($39,000) for the three months ended September 30, 2012. Other non-interest expense decreased by $261,000 or 30.9% to $584,000 for the three months ended September 30, 2013 from $845,000 for the three months ended September 30, 2012. The decrease was primarily due to the sale of the non-performing loan portfolio in 2012 which alleviated the carrying and legacy costs associated with these non-performing loans. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision (benefit) increased by $3.2 million to an income tax provision of $1.43 million for the three months ended September 30, 2013 compared with an income tax benefit of $1.74 million for the three months ended September 30, 2012. The increase in income tax provision was a result of increased taxable income during the three month time period ended September 30, 2013 as compared to the three months ended September 30, 2012. The consolidated effective tax rate for the three months ended September 30, 2013 was 40.0% compared to a tax benefit of 56.4% for the three months ended September 30, 2012.

Index

Nine Months of Operations

Net income was $7.1 million for the nine months ended September 30, 2013 compared with a net loss of ($3.1) million for the nine months ended September 30, 2012. Our net income reflects increases in net interest income and non-interest income and decreases in non-interest expense and provision for loan losses, partially offset by an increase in income tax provision. Net interest income increased by $3.8 million or 12.3% to $34.6 million for the nine months ended September 30, 2013 from $30.8 million for the nine months ended September 30, 2012. This increase in net interest income resulted primarily from an increase in the average yield of interest earning assets to 4.95% for the nine months ended September 30, 2013 from 4.55% for the nine months ended September 30, 2012, partially offset by a decrease of $25.0 million or 2.1% in the average balance of interest earning assets to $1.146 billion for the nine months ended September 30, 2013 from $1.171 billion for the nine months ended September 30, 2012. The average balance of interest bearing liabilities decreased by $42.4 million or 4.2% to $971.6 million for the nine months ended September 30, 2013 from $1.014 billion for the nine months ended September 30, 2012, while the average cost of interest bearing liabilities decreased to 1.09% for the nine months ended September 30, 2013 from 1.21% for the nine months ended September 30, 2012. As a consequence of the aforementioned, our net interest margin increased to 4.02% for the nine months ended September 30, 2013 from 3.51% for the nine months ended September 30, 2012. The increase in the average yield of interest earning assets and the decrease in the average cost of interest bearing liabilities represents management’s efforts to competitively price certain products to maximize profitability. The decrease in the average balance of both interest earning assets and interest bearing liabilities represents a pre-planned minor deleveraging of the balance sheet.

Interest income on loans receivable increased by $4.2 million or 11.9% to $39.6 million for the nine months ended September 30, 2013 from $35.4 million for the nine months ended September 30, 2012. The increase was primarily attributable to an increase in the average balance of loans receivable of $110.4 million or 12.9% to $967.5 million for the nine months ended September 30, 2013 from $857.1 million for the nine months ended September 30, 2012, partially offset by a slight decrease in the average yield of loans receivable to 5.46% for the nine months ended September 30, 2013 from 5.50% for the nine months ended September 30, 2012. The increase in the average balance of loans is primarily attributable to the re-allocation of excess liquidity into higher yielding loan products. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

Interest income on securities decreased by $1.63 million or 36.0% to $2.9 million for the nine months ended September 30, 2013 from $4.53 million for the nine months ended September 30, 2012. This decrease was primarily due to a decrease in the average balance of securities held-to-maturity of $65.8 million or 31.1% to $145.7 million for the nine months ended September 30, 2013 from $211.5 million for the nine months ended September 30, 2012, as well as a decrease in the average yield of securities held-to-maturity to 2.65% for the nine months ended September 30, 2013 from 2.86% for the nine months ended September 30, 2012. The decrease in the average balance represents the amortization of the portfolio in the absence of any material purchases of investment securities. The decrease in the average yield reflects the low interest rate environment during the nine months ended September 30, 2013.

Interest income on other interest-earning assets decreased by $53,000 or 58.2% to $38,000 for the nine months ended September 30, 2013 from $91,000 for the nine months ended September 30, 2012. This decrease was primarily due to a decrease of $70.3 million or 68.4% in the average balance of other interest-earning assets to $32.5 million for the nine months ended September 30, 2013 from $102.8 million for the nine months ended September 30, 2012. The average yield on other interest-earning assets increased slightly to 0.16% for the nine months ended September 30, 2013 from 0.12% for the nine months ended September 30, 2012. The somewhat static nature of the average yield on other interest-earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last several years.

Total interest expense decreased by $1.24 million or 13.5% to $7.94 million for the nine months ended September 30, 2013 from $9.18 million for the nine months ended September 30, 2012. The decrease resulted primarily from a decrease in the average balance of interest bearing liabilities of $42.4 million or 4.2% to $971.6 million for the nine months ended September 30, 2013 from $1.014 billion for the nine months ended September 30, 2012 as well as a decrease in the cost of interest-bearing liabilities of twelve basis points to 1.09% for the nine months ended September 30, 2013 from 1.21% for the nine months ended September 30, 2012. The decrease in the average cost of interest bearing liabilities reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $2.25 million and $3.4 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2013, the Company experienced $732,000 in net charge-offs (consisting of $932,000 in charge-offs and $200,000 in recoveries). During the nine months ended September 30, 2012, the Company experienced $1.99 million in net charge-offs (consisting of $1.99 million in charge-offs and no recoveries). The Bank had non-performing loans totaling $21.0 million or 2.10% of gross loans at September 30, 2013, $22.9 million or 2.45% of gross loans at December 31, 2012 and $25.0 million or 2.91% of gross loans at September 30, 2012. The decrease in non-performing loans resulted primarily from the sales of approximately $25.9 million in non-performing loans during the second and third quarters of 2012. The sale resulted in a pre-tax loss of approximately $10.8 million. The primary reason for these transactions was the elimination of carrying and legacy costs associated with these non-interest earning assets. The allowance for loan losses was $13.9 million or 1.39% of gross loans at September 30, 2013, $12.4 million or 1.32% of gross loans at December 31, 2012 and $11.9 million or 1.38% of gross loans at September 30, 2012. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2013, December 31, 2012 and September 30, 2012.

Total non-interest income was $2.43 million for the nine months ended September 30, 2013 compared with a loss of $7.77 million for the nine months ended September 30, 2012. Our non-interest income reflects the fact that no loss on the bulk sale of impaired loans occurred during the nine months ended September 30, 2013 compared with a loss of $10.8 million for the nine months ended September 30, 2012. Gain on sale of securities held to maturity increased by $154,000 or 68.8% to $378,000 for the nine months ended September 30, 2013 from $224,000 for the nine months ended September 30, 2012. These increases were partially offset by a decrease in gain on sale of loans acquired as for the nine months ended September 30, 2012, the Company sold approximately $10.7 million of commercial business loans acquired in the Allegiance Community Bank acquisition which resulted in a gain of approximately $286,000. No such transaction occurred during the nine months ended September 30 2013. Gain on sale of loans originated for sale decreased by $348,000 or 36.4% to $609,000 for the nine months ended September 30, 2013 from $957,000 for the nine months ended September 30, 2012. The decrease in gain on sale of loans originated for sale occurred primarily as a result of a decrease in refinance activity of one-to-four family residential mortgages in our primary market area. Fees and service charges and other non-interest income decreased by $127,000 or 8.1% to $1.44 million for the nine months ended September 30, 2013 from $1.57 million for the nine months ended September 30, 2012.

Index

Total non-interest expense decreased by $2.6 million or 10.2% to $22.8 million for the nine months ended September 30, 2013 from $25.4 million for the nine months ended September 30, 2012. Salaries and employee benefits expense decreased by $393,000 or 3.4% to $11.21 million for the nine months ended September 30, 2013 from $11.60 million for the nine months ended September 30, 2012. The decrease resulted primarily from a decrease in employee benefits of $537,000 along with decreases in overtime paid of $132,000 and commissions paid to mortgage originators of $107,000 compared to September 30, 2012, which more than offset an increase of $370,000 in employee salaries. Occupancy expense increased by $25,000 or 1.0% to $2.61 million for the nine months ended September 30, 2013 from $2.59 million for the nine months ended September 30, 2012. Equipment expense increased by $99,000 or 2.6% to $3.85 million for the nine months ended September 30, 2013 from $3.75 million for the nine months ended September 30, 2012. The primary component of this expense item is data service provider expense. Professional fees decreased by $650,000 or 27.4% to $1.72 million for the nine months ended September 30, 2013 from $2.37 million for the nine months ended September 30, 2012. The decrease resulted primarily from a decrease in legal and legacy costs associated with the sale of the non-performing loan portfolio in 2012. Director fees decreased by $56,000 or 10.0% to $504,000 for the nine months ended September 30, 2013 from $560,000 for the nine months ended September 30, 2012. Regulatory assessments decreased by $71,000 or 7.9% to $829,000 for the nine months ended September 30, 2013 from $900,000 for the nine months ended September 30, 2012 primarily due to the new assessment base methodology pursuant to Dodd-Frank which lowered the Bank’s deposit insurance premiums. Advertising expense increased by $58,000 or 15.6% to $429,000 for the nine months ended September 30, 2013 from $371,000 for the nine months ended September 30, 2012. The increase was primarily due to our marketing efforts to increase business at the Woodbridge Branch location. Other real estate owned expense decreased by $722,000 or 102.4% to a gain of $17,000 for the nine months ended September 30, 2013 from an expense of $705,000 for the nine months ended September 30, 2012. The decrease in OREO expenses was primarily due to a decrease in loss on sale of OREO properties of $569,000 or 118.8% to a gain of $90,000 for the nine months ended September 30, 2013 from a loss on sale of OREO properties of $479,000 for the nine months ended September 30, 2012 along with a decrease in OREO expenses of $112,000 or 33.4% to $223,000 for the nine months ended September 30, 2013 from $335,000 for the nine months ended September 30, 2012, partially offset by a decrease in OREO rental income of $70,000 or 64.2% to ($39,000) for the nine months ended September 30, 2013 from ($109,000) for the nine months ended September 30, 2012. Other non-interest expense decreased by $847,000 or 33.3% to $1.69 million for the nine months ended September 30, 2013 from $2.54 million for the nine months ended September 30, 2012. The decrease was primarily due to the sale of the non-performing loan portfolio in 2012 which alleviated the carrying and legacy costs associated with these non-performing loans. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision was $4.8 million for the nine months ended September 30, 2013 compared with an income tax benefit of $2.6 million for the nine months ended September 30, 2012, reflecting increased taxable income during the nine month period ended September 30, 2013. The consolidated effective tax rate for the nine months ended September 30, 2013 was a tax provision of 40.4% compared to a tax benefit of 45.8% for the nine months ended September 30, 2012.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2013. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2013. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$88,003	$(52,644)	(37.43)%	8.00%	(359)	bps
+200bp	114,521	(26,126)	(18.58)	10.03	(156)	bps
+100bp	133,289	(7,358)	(5.23)	11.29	(30)	bps
PAR	140,647	-	-	11.59	-	bps
-100bp	155,964	15,317	10.89	12.55	96	bps

bp – basis points

The table above indicates that as of September 30, 2013, in the event of a 100 basis point increase in interest rates, we would experience a 5.23% decrease in NPV.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of September 30, 2013, we were not involved in any material legal proceedings, the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

The Company is a named defendant in the lawsuit Kontos v. Robbins, et al., filed in the Superior Court of New Jersey on May 15, 2012. The lawsuit alleges that Spencer Robbins, the former Chairman of the Board of Allegiance Community Bank and currently a director of the Company, and others misled Mr. Kontos with respect to his investment in a real estate project and induced Mr. Kontos to borrow money from Allegiance Community Bank, also a named defendant. The lawsuit seeks an unspecified dollar amount of damages. Insurance coverage is currently in effect. The Company has filed its Answer to the lawsuit. The Company, after preliminary review, believes the lawsuit is without merit and frivolous. The Company is vigorously defending its interests in this litigation.

The Company is the successor to Pamrapo Bancorp, Inc., a named defendant in the lawsuit Brian Campbell v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey in December 2010. The lawsuit alleges that Mr. Campbell sustained personal injuries in an automobile accident while on a work-related trip and should be compensated for his injuries. Insurance coverage is currently in effect. The Company believes that the lawsuit is without merit and is vigorously defending its interests in this litigation.

The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, is a named defendant in a shareholder, putative class action lawsuit, Kube, et al., v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity. On May 9, 2012, the Company obtained partial summary judgment, dismissing three of the five Counts of the Complaint. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. The Company’s obligation to pay that amount has been stayed. The Company’s motion for leave to file an interlocutory appeal of that award was denied by the Appellate Division of the Superior Court of New Jersey. The Company is vigorously defending its interests in this litigation.

The Company is a named defendant in a lawsuit, Armstrong v. BCB Bancorp, Inc., and Brian M. Campbell, which was filed in the Superior Court of New Jersey, Atlantic County, Law Division, on September 27, 2011. The Company is a named defendant as the successor to Pamrapo Bancorp, Inc. The lawsuit accuses Brian Campbell, the former Managing Director of Pamrapo Services Corporation, a wholly-owned subsidiary of Pamrapo Bancorp, Inc., of various violations of federal and state securities laws, fraud, breach of fiduciary duty and negligence. Prime Capital, Inc., and other entities have been named as additional, potentially-responsible parties by the Company and/or the plaintiff. The case has been transferred to FINRA arbitration. The arbitration is in its early stages. The plaintiff is seeking unspecified damages. Insurance coverage is currently in effect for the Company. The Company is vigorously defending its interests in this litigation.

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

At September 30, 2013, the Company had $41.7 million in classified loans of which $6.5 million were classified as doubtful, $17.1 million were classified as substandard and $18.2 million were classified as special mention. In addition, at that date we had $21.0 million in non-accruing loans. While we have adhered to stringent underwriting standards in the origination of loans, a large percentage of our loan portfolio was obtained in connection with our acquisition of Pamrapo Bancorp, Inc. and Allegiance Community Bank. In addition, there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

The effects of Hurricane Sandy impacted our operations and disrupted our branch network and potentially affected loan facilities in those areas affected by the storm. Under such circumstances our profitability will be adversely affected.

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Company’s market area was significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week, all of our offices were fully functional. The Company conducted in 2012 a quantitative analysis identifying 122 loans with outstanding principal loan balances totaling approximately $38.0 million. At September 30, 2013, $29.1 million of the loans identified have either fully completed the restoration process or have paid the loan in full. The remaining $8.9 million are at various stages of completion and are continually monitored by the Company. Based on this updated, current analysis, the Company which had initially established an additional Sandy related provision for loan losses totaling $500,000 to mitigate any potential losses has reduced this provision to $43,000 at September 30, 2013. The Company will continue to monitor the ongoing status of the Sandy impacted loans to determine if the established provision requiries adjustment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. The Company’s stock purchases for the three months ended September 30, 2013 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

July 1- July 31, 2013	—	$—	—	476,655
August 1- August 31, 2013	11,163	$10.67	11,163	465,492
September 1- September 30, 2013	48,094	$10.80	59,257	417,398

Total	59,257	$10.77	59,257	417,398

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

BCB BANCORP, INC.

Date: November 8, 2013	By:	/s/ Donald Mindiak
Donald Mindiak
Chief Executive Officer

Date: November 8, 2013	By:	/s/ Kenneth D. Walter
Kenneth D. Walter
Chief Financial Officer

