Form 10-K
period 2013-12-31
BCB BANCORP INC
filed 2014-03-17
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal ended December 31, 2013.

or

*Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

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

              Title of each className of each exchange on which registered

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

YES *        NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).      YES  ☒       NO *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *Accelerated filer  ☒Non-accelerated filer  *Smaller reporting company  *

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, as reported by the Nasdaq Capital Market, was approximately $71.0 million.

As of March 3, 2014, there were issued 8,341,842 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

1

2

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

3

PART I

ITEM 1. BUSINESS

BCB Bancorp, Inc.

           BCB Bancorp, Inc. (the “Company”) is a New Jersey corporation, and is the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. At December 31, 2013 we had $1.21 billion in consolidated assets, $968.7 million in deposits and $100.1 million in consolidated stockholders’ equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

           BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank.  We changed our name from Bayonne Community Bank to BCB Community Bank in April of 2007. At December 31, 2013, we operated through eleven branches in Bayonne, Jersey City, Hoboken, Monroe Township, South Orange, and Woodbridge, New Jersey and through our executive office located at 104-110 Avenue C and our administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. Our deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) and we are a member of the Federal Home Loan Bank System.

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

Significant Events

       On October 30, 2013, the Company amended its Restated Certificate of Incorporation to revise  Article V to amend certain terms related to the Series  A 6% Noncumulative Perpetual Preferred Stock and to create a new Series B 6%  Noncumulative Perpetual Preferred Stock, which sets forth the number of shares to be included in such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Such amendment to the Restated Certificate of Incorporation was approved by the directors of BCB Bancorp, Inc. on February 20, 2013.

On October 31, 2013, the Company closed a private placement of Series B Noncumulative Perpetual Preferred Stock, resulting in the issuance of 401 shares of Series B 6% Non-Cumulative Perpetual Preferred Shares for gross proceeds of $4.01 million. The costs associated with the private placement were approximately $24,000. The shares issued are callable by the Company after October 31, 2016, at $10,000 per share (liquidation preference value). There is no ability to convert the preferred shares to common shares. Dividends on the preferred shares, if and when declared, will be paid quarterly in arrears.

At December 31, 2012, the Company closed a private placement of its Series A noncumulative perpetual preferred stock, par value $0.01 per share (“preferred stock”).  The Company sold $8.65 million to certain investors at a purchase price of $10,000 per share. The net proceeds of the private placement are expected to be used primarily to support the capital of BCB Community Bank.

On October 29th and 30th, 2012, Hurricane Sandy struck the Northeast section of the country. The Company’s market area was significantly impacted by the storm which resulted in widespread flooding, wind damage and power outages. The storm temporarily disrupted our branch network and our ability to service our customers, however within one week, all of our offices were fully functional. In 2012, the Company conducted a quantitative analysis identifying 122 loans with outstanding principal loan balances totaling approximately $38.0 million. At December 31, 2013, borrowers of $30.5 million of the loans have either fully completed the restoration process or have paid the loan in full. The remaining $7.5 million are at various stages of completion and are continually monitored by the Company. Based on this updated, current analysis, the Company which had initially established an additional Hurricane Sandy related provision for loan losses totaling $500,000 to mitigate any potential losses has reduced this provision to $34,000 at December 31, 2013. The Company will continue to monitor the ongoing status of the Hurricane Sandy impacted loans to determine if the established provision requires additional adjustment.

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service.  Management’s and the Board of Directors’ extensive knowledge of the markets we serve helps to differentiate us from our competitors. Our business strategy incorporates the following elements: maintaining a community focus, focusing on profitability, continuing our growth, concentrating on real estate based lending, capitalizing on market dynamics, providing attentive and personalized service and attracting highly qualified and experienced personnel.  These attributes coupled with our desire to seek out under-served markets for banking products and services facilitate our ambition to continue to grow our franchise footprint organically and synergistically.

            Maintaining a community focus.  Our management and Board of Directors have strong ties to the communities we serve.  Many members of the management team are New Jersey natives and are active in the communities we serve through non-profit board membership, local business development organizations, and industry associations.  In addition, our board members are well established professionals and business people in the communities we serve.  Management and the Board are interested in making a lasting contribution to these communities and have succeeded in attracting deposits and loans through attentive and personalized service.

           Strengthening our balance sheet while returning to profitability.  For the year ended December 31, 2013, our return on average equity was 10.18% and our return on average assets was 0.80%. Our earnings per diluted share was $1.06 for the year ended December 31, 2013 compared to a loss per diluted share of $0.23 for the year ended December 31, 2012. Earnings per share results have improved in 2013 primarily as a result of several initiatives completed in 2012 which included a $25.9 million sale of non-performing loans executed in an effort to reduce legacy and legal costs associated with these non-performing assets. Additionally an asset reallocation program active through 2013 redeployed excess liquidity into higher yielding loan product facilitating a $98.0 million or 10.6% increase in net loans in 2013. Management remains committed to strengthening the Bank’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer.  As a result of our efforts, our loans delinquent over 90 days have decreased from $39.6 million at December 31, 2011 to $14.8 million at December 31, 2012, to $7.0 million at December 31, 2013.

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

        Providing attentive and personalized service.  Management believes that providing attentive and personalized service is the key to gaining deposit and loan relationships in the markets we serve and their surrounding communities.  Since we began operations, our branches have been open seven (7) days a week.

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

Our Market Area

      We are located in the City of Bayonne, Jersey City and Hoboken in Hudson County,  Monroe Township and Woodbridge in Middlesex County, and South Orange in Essex County, New Jersey.  The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area

      Our market area includes the City of Bayonne, Jersey City, portions of Hoboken, South Orange, Woodbridge, and Monroe Township, New Jersey. These areas are all considered “bedroom” or “commuter” communities to Manhattan.  Our market area is well-served by a network of arterial roadways including Route 440 and the New Jersey Turnpike.

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

     In the financial services industry in recent years, intense market demands, technological and regulatory changes and economic pressures have eroded industry classifications that were once clearly defined. Banks have diversified their services, competitively priced their deposit products and become more cost effective as a result of competition with one another and with new types of financial service companies, including non-banking competitors. Some of the results of these market dynamics in the financial services industry have been a number of new bank and non-bank competitors, increased merger activity, and increased customer awareness of product and service differences among competitors.

Lending Activities

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of our loan portfolio by type of loan as a percentage of the respective portfolio.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$97,581	9.41%	$78,007	8.33%	$54,609	6.41%	$39,626	5.07%	$76,490	18.70%
Commercial and multi-family	549,918	53.03	435,371	46.51	300,570	35.26	277,916	35.54	223,792	54.71
Construction	37,307	3.60	22,267	2.38	13,079	1.53	16,442	2.10	51,330	12.55
Commercial business(1)	52,659	5.08	47,250	5.05	51,963	6.10	44,350	5.67	22,487	5.50
Home equity(2)	28,660	2.76	25,964	2.77	26,103	3.06	29,364	3.75	34,298	8.39
Consumer	533	0.05	565	0.06	357	0.04	336	0.04	641	0.15
Sub-total	766,658	73.93	609,424	65.10	446,681	52.40	408,034	52.17	409,038	100.00

Acquired loans recorded at fair value:
Residential one-to-four family	100,612	9.71	121,983	13.03	154,259	18.10	180,258	23.05	-	0.00
Commercial and multi-family	126,123	12.16	149,454	15.97	168,246	19.74	129,413	16.55	-	0.00
Construction	200	0.02	1,043	0.11	1,670	0.20	1,406	0.18	-	0.00
Commercial business(1)	10,478	1.01	12,177	1.30	22,356	2.62	9,734	1.24	-	0.00
Home equity(2)	27,313	2.63	34,289	3.66	42,360	4.97	34,239	4.38	-	0.00
Consumer	919	0.09	1,069	0.11	951	0.11	1,480	0.19	-	0.00
Sub-total	265,645	25.62	320,015	34.18	389,842	45.74	356,530	45.59	-	0.00

Acquired loans with deteriorated credit:
Residential one-to-four family	2,141	0.21	2,936	0.31	9,217	1.08	14,551	1.86	-	0.00
Commercial and multi-family	2,081	0.20	3,443	0.37	3,608	0.42	2,883	0.37	-	0.00
Construction	-	0.00	-	0.00	2,251	0.26	-	0.00	-	0.00
Commercial business(1)	371	0.03	241	0.03	254	0.03	76	0.01	-	0.00
Home equity(2)	90	0.01	140	0.01	612	0.07	-	0.00	-	0.00
Consumer	-	0.00	-	0.00	-	0.00	-	0.00	-	0.00
Sub-total	4,683	0.45	6,760	0.72	15,942	1.86	17,510	2.24	-	0.00

Total Loans	1,036,986	100.00%	936,199	100.00%	852,465	100.00%	782,074	100.00%	409,038	100.00%

Less:
Deferred loan fees, net	2,300		1,535		1,193		556		522
Allowance for loan losses	14,342		12,363		10,509		8,417		6,644
Total loans, net	$1,020,344		$922,301		$840,763		$773,101		$401,872

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

        Loan Maturities.  The following table sets forth the contractual maturity of our loan portfolio at December 31, 2013.  The amount shown represents outstanding principal balances.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less.  Variable-rate loans are shown as due at the time of repricing.  The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due After 5 Years	Total
	(In Thousands)
One- to four-family	$665	$4,120	$195,548	$200,333
Construction	19,023	11,271	7,214	37,508
Commercial business(1)	15,019	21,541	26,948	63,508
Commercial and multi-family	9,496	55,137	613,489	678,122
Home equity(2)	932	10,480	44,651	56,063
Consumer	262	410	780	1,452
Total amount due	$45,397	$102,959	$888,630	$1,036,986

 __________

 (1) Includes business lines of credit.

 (2) Includes home equity lines of credit.

Loans with Predetermined or Floating or Adjustable Rates of Interest.  The following table sets forth the dollar amount of all loans at December 31, 2013 that are due after December 31, 2014, and have predetermined interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family	$174,886	$24,782	$199,668
Construction	-	18,485	18,485
Commercial business(1)	10,872	37,617	48,489
Commercial and multi-family	188,298	480,328	668,626
Home equity(2)	37,769	17,362	55,131
Consumer	945	245	1,190
Total amount due	$412,770	$578,819	$991,589

 __________

 (1) Includes business lines of credit.

 (2) Includes home equity lines of credit.

          Commercial and Multi-family Real Estate Loans. Our commercial and multi-family real estate loans are secured by commercial real estate (for example, shopping centers, medical buildings, retail offices) and multi-family residential units, consisting of five or more units. Permanent loans on commercial and multi-family properties are generally originated in amounts up to 75% of the appraised value of the property. Our commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouses, church buildings and other non-residential buildings. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year U.S. Treasury interest rate, with terms of up to 25 years, or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 30 years. Our largest commercial loan had a principal balance of $12.6 million at December 31, 2013, was secured by commercial property and was performing in accordance with its terms on that date. Our largest multi-family loan had a principal balance of $6.5 million at December 31, 2013. This loan was performing in accordance with its terms on that date.

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

          One- to Four-Family Lending. Our one- to four-family residential mortgage loans are secured by property located primarily in the State of New Jersey. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance.  We will originate loans with loan to value ratios up to 90% provided the borrowers obtain private mortgage insurance.  We originate both fixed rate and adjustable rate loans.  One- to four-family loans may have terms of up to 30 years.  The majority of one- to four-family loans we originate for retention in our portfolio have terms no greater than 15 years.  We offer adjustable rate loans with fixed rate periods of up to five years, with principal and interest calculated using a maximum 30-year amortization period. We offer these loans with a fixed rate for the first five years with repricing every year after the initial period. Adjustable rate loans may adjust up to 200 basis points annually and 600 basis points over the term of the loan.  We also broker for a third party lender one- to four-family residential loans, which are primarily fixed rate loans with terms of 30 years.  Our loan brokerage activities permit us to offer customers longer-term fixed rate loans we would not otherwise originate while providing a source of fee income.  During 2013, we originated for sale $18.1 million in one- to four-family loans and recognized gains of $408,000 from the sale of such loans.

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

          Construction Loans. We offer loans to finance the construction of various types of commercial and residential property. Construction loans to builders generally are offered with terms of up to eighteen months and interest rates are tied to the prime rate plus a margin. These loans generally are offered as adjustable rate loans.  We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits are in order.  Construction loan funds are disbursed as the project progresses. As of December 31, 2013, our largest construction loan was $11.0 million, of which $3.4 million was disbursed. This loan has been made for the construction of a  3-story commercial property built to suit the Hebrew Language Academy Charter Schools, Inc. As of December 31, 2013, this loan was performing in accordance with its terms.

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

          Home Equity Loans and Home Equity Lines of Credit.  We offer home equity loans and lines of credit that are secured by the borrower’s primary residence.  Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit.  Home equity loans and lines of credit are offered with terms up to 15 years.  Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate.  Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one- to four-family loans.  Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.  At December 31, 2013, the outstanding balances of home equity loans and lines of credit totaled $56.1 million, or 5.41% of total loans.

          Commercial Business Loans.  Our commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income.  Our underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant’s business.  Commercial business loans are generally made to small and mid-sized companies located within the State of New Jersey. In most cases, we require collateral of real estate, equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan.  Our largest commercial business loan at December 31, 2013 was a credit line, secured by a 7-story office building, for $8.1 million, of which $4.5 million was dispersed. This loan was performing in accordance with its terms as of that date. Commercial business loans generally have higher rates and shorter terms than one- to four-family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.  As a result of Hurricane Sandy, economic activity in our market area has been disrupted and many of our commercial business borrowers have had their businesses impaired. Until our business borrowers recover from the effects of Hurricane Sandy we may experience higher than customary levels of delinquencies and losses.

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

          Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, we honor commitments for up to 90 days from the date of issuance. At December 31, 2013, our outstanding loan origination commitments totaled $30.9 million, standby letters of credit totaled $2.0 million, outstanding construction loans in progress totaled $46.3 million and undisbursed lines of credit totaled $64.3 million.

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

          Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued. Income is subsequently recognized only to the extent that cash payments are received until delinquency status is reduced to less than ninety days, in which case the loan is returned to accrual status.  At December 31, 2013, we had $20.6 million in non-accruing loans. Our largest exposure of non-performing loans consisted of a relationship with one borrowing entity in which the loan is collateralized by a two story office building and a 1 & 2 story industrial building whose balance at December 31, 2013 was $2.2 million.

          A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.  We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 2013, we had one hundred fifty-one loans with unpaid principal balances totaling $46.3 million which are classified as impaired and on which loan loss allowances totaling $2.6 million have been established.    During 2013, interest income of $2.1 million was recognized on impaired loans during the time of impairment.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2013				At December 31, 2012
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-
family residential	10	$2,787	11	$2,148	10	$1,941	10	$2,348
Construction	—	—	—	—	1	1,174	1	130
Home equity	2	175	2	176	7	717	12	1,516
Commercial and multi-family	7	2,882	12	4,352	11	5,245	22	9,275
Total	19	5,844	25	6,676	29	9,077	45	13,269

Commercial business	—	—	2	290	2	152	9	1,514
Consumer	1	2	—	—	—	—	—	—
Total delinquent loans	20	$5,846	27	$6,966	31	$9,229	54	$14,783

Delinquent loans to total loans		0.56%		0.67%		0.99%		1.58%

	At December 31, 2011				At December 31, 2010
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-
family residential	8	$2,495	38	$11,847	9	$3,706	48	$15,115
Construction	1	130	8	3,660	—	—	7	2,773
Home equity	13	1,018	19	1,181	7	694	20	1,632
Commercial and multi-family	14	6,340	56	21,080	9	5,391	64	21,147
Total	36	9,983	121	37,768	25	9,791	139	40,667

Commercial business	—	—	11	1,785	4	456	5	861
Consumer	1	10	—	—	1	5	4	283
Total delinquent loans	37	$9,993	132	$39,553	30	$10,252	148	$41,811

Delinquent loans to total loans		1.17%		4.64%		1.31%		5.35%

	At December 31, 2009
	60-90 Days		Greater Than 90 Days
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One- to four-
family residential	3	$3,973	5	$1,559
Construction	—	—	7	4,343
Home equity	2	517	2	251
Commercial and multi-family	5	2,729	8	5,280
Total	10	7,219	22	11,433

Commercial business	1	369	1	500
Consumer	—	—	—	—
Total delinquent loans	11	$7,588	23	$11,933

Delinquent loans to total loans		1.86%		2.92%

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family residential	$4,829	$2,163	$15,511	$15,115	$1,559
Construction	521	130	4,040	2,773	4,343
Home equity	1,203	1,564	1,729	1,632	251
Commercial and multi-family	11,733	13,043	22,280	21,147	5,280
Commercial business	2,279	3,159	4,265	861	500
Consumer	—	—	—	283	—
Total	20,565	20,059	47,825	41,811	11,933

Accruing loans delinquent more than 90 days:
One-to four-family residential	—	1,223	—	—	—
Construction	—	—	—	—	—
Home equity	—	227	—	—	—
Commercial and multi-family	—	1,386	—	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	2,836	—	—	—

Total non-performing loans	20,565	22,895	47,825	41,811	11,933
Foreclosed assets	2,227	3,274	6,570	3,602	1,270

Total non-performing assets	$22,792	$26,169	$54,395	$45,413	$13,203
Total non-performing assets as a percentage of total assets
	1.89%	2.23%	4.47%	4.10%	2.09%
Total non-performing loans as a percentage of total loans
	1.98%	2.45%	5.61%	5.35%	2.92%

          For the year ended December 31, 2013, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $1.36 million. We received and recorded $769,000 in interest income for such loans for the year ended December 31, 2013.

Classified Assets.  Our policies provide for a classification system for problem assets.  When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2013, we had $5.2 million in assets classified as doubtful, of which $5.2 million were classified as impaired, $17.6 million in assets classified as substandard, of which $17.6 million were classified as impaired and $22.5 million in assets classified as special mention, of which $13.9 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The methodology includes the segregation of the loan portfolio into two divisions.  Loans that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance of performing loans is evaluated based on historical loan experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans are loans which are more than 60 days delinquent or troubled debt restructured.  These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. As of December 31, 2013, non-accrual loans differed from the amount of total  loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the restructured loan. The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision.  Management must make estimates using assumptions and information that is often subjective and subject to change.

          The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2013	2012	2011	2010	2009
		(Dollars in Thousands)

Balance at beginning of period	$12,363	$10,509	$8,417	$6,644	$5,304

Charge-offs:
One- to four-family residential	40	793	122	—	—
Construction	132	292	687	15	—
Commercial business(1)	374	612	24	351	—
Commercial and multi-family	123	1,360	1,173	323	205
Home equity(2)	302	24	—	—	—
Consumer	—	—	27	—	7
Total charge-offs	971	3,081	2,033	689	212

Recoveries	200	35	25	12	2
Net charge-offs	771	3,046	2,008	677	210
Provisions charge to operations	2,750	4,900	4,100	2,450	1,550
Ending balance	$14,342	$12,363	$10,509	$8,417	$6,644

Ratio of non-performing assets to total assets at the end of period	1.89%	2.23%	4.47%	4.10%	2.09%
Allowance for loan losses as a percent of total loans outstanding	1.38%	1.32%	1.23%	1.08%	1.62%

Ratio of net charge-offs during the period to total loans outstanding at end of the period	0.09%	0.33%	0.24%	0.09%	0.05%
Ratio of net charge-offs during the period to non-performing loans	3.75%	13.30%	4.20%	1.62%	1.79%

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

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
Originated loans:
Residential one-to-four family	$1,729	9.41%	$1,143	8.33%	$1,086	6.41%	$171	5.07%	$430	18.70%
Commercial and Multi-family	7,419	53.03%	7,088	46.50%	4,769	35.26%	6,179	35.54%	4,184	12.55%
Construction	700	3.60%	866	2.38%	183	1.53%	426	2.10%	1,437	54.71%
Commercial business(1)	1,295	5.08%	576	5.05%	795	6.10%	1,286	5.67%	365	5.50%
Home equity(2)	363	2.76%	284	2.77%	329	3.06%	204	3.75%	186	8.39%
Consumer	3	0.05%	41	0.06%	10	0.04%	18	0.04%	42	0.16%
Unallocated	83	0.00%	32	0.00%	-	0.00%	133	0.00%	-	0.00%
Sub-total:	$11,592	73.93%	$10,030	65.10%	$7,172	52.40%	$8,417	52.17%	$6,644	100.00%
Acquired loans recorded at fair value:
Residential one-to-four family	832	9.71%	719	13.03%	1,012	18.10%	-	23.05%	-	0.00%
Commercial and Multi-family	1,744	12.16%	963	15.96%	559	19.74%	-	16.55%	-	0.00%
Construction	1	0.02%	93	0.11%	6	0.2%	-	0.18%	-	0.00%
Commercial business(1)	44	1.01%	244	1.30%	92	2.62%	-	1.24%	-	0.00%
Home equity(2)	129	2.63%	191	3.66%	315	4.97%	-	4.38%	-	0.00%
Consumer	-	0.09%	18	0.11%	-	0.11%	-	0.19%	-	0.00%
Unallocated	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Sub-total	$2,750	25.62%	$2,228	34.18%	$1,984	45.73%	$-	45.59%	$-	0.00%
Acquired loans with deteriorated credit:
Residential one-to-four family	$-	0.21%	$105	0.31%	$581	1.08%	$-	1.86%	$-	0.00%
Commercial and Multi-family	-	0.20%	-	0.37%	470	0.42%	-	0.37%	-	0.00%
Construction	-	0.00%	-	0.00%	115	0.26%	-	0.00%	-	0.00%
Commercial business(1)	-	0.04%	-	0.03%	154	0.03%	-	0.01%	-	0.00%
Home equity(2)	-	0.01%	-	0.01%	33	0.07%	-	0.00%	-	0.00%
Consumer	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Unallocated	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Sub-total:	-	0.45%	105	0.72%	1,353	1.87%	-	2.24%	-	0.00%
Total	$14,342	100.00%	$12,363	100.00%	$10,509	100.00%	$8,417	100.00%	$6,644	100.00%

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

           Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as held-to-maturity, available for sale or trading. As of December 31, 2013, the amortized cost of securities classified as held-to-maturity was $114.2 million. We had $1.1 million in securities classified as available for sale, and no securities classified as trading.  Securities classified as available for sale are reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. As of December 31, 2013, our securities classified as held-to-maturity had a fair value of $115.1 million. Changes in the fair value of securities classified as held-to-maturity or available for sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2013, management concluded that all unrealized losses were temporary in nature since they are related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Company has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses. While these securities were classified as held to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance has been amortized prior to the sale. During the year ended December 31, 2013, proceeds from sales of securities held to maturity totaled approximately $9.5 million and resulted in gross gains of $401,000 and gross losses of $23,000.

           As of December 31, 2013, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; and (iv) certificates of deposit.  The Board of Directors may authorize additional investments.  As of December 31, 2012, we no longer had a U.S. Government agency securities portfolio. The decrease during 2012 reflects the exercise of call options of $6.3 million in U.S. government agency securities.

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

Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2013	2012	2011
	(In Thousands)
Securities available for sale:
Equity securities	$1,104	$1,240	$1,045
Securities held to maturity:
U.S. Government and Agency securities	—	—	6,315
Mortgage-backed securities	112,859	162,909	198,877
Municipal obligations	1,357	1,363	1,370
Trust originated preferred security	—	376	403
Total securities held to maturity	114,216	164,648	206,965
FHLB stock	7,840	7,698	7,498
Total investment securities	$123,160	$173,586	$215,508

The following table shows our securities held-to-maturity purchase sale and repayment activities for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)

Securities acquired through merger	$—	$—	$34,969

Purchases:
Fixed-rate	$5,059	$57,331	$95,537
Total purchases	$5,059	$57,331	$95,537

Sales:
Fixed-rate	$9,115	$30,235	$2,420
Total sales	$9,115	$30,235	$2,420

Principal Repayments:
Repayment of principal	$(44,957)	$(67,489)	$(85,088)
(Decrease) in other items, net	(1,419)	(1,924)	(1,605)
Net (decrease) increase	$(50,432)	$(42,317)	$41,393

Maturities of Securities Portfolio.  The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2013 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	December 31, 2013
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value	Carrying Value	Average Yield

	(Dollars in Thousands)

Mortgage-backed securities	$—	—%	$998	0.92%	$3,163	1.46%	$108,699	2.96%	$113,768	$112,859	2.90%
Municipal obligations	—	—	—	—	1,357	4.05	0	0.00	1,390	1,357	4.05
Total investment securities	$—	—%	$998	0.92%	$4,520	2.24%	$108,699	2.96%	$115,158	$114,216	2.90%

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

          The interest rates paid by us on deposits are set at the direction of our senior management.  Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements.  As of December 31, 2013 and December 31, 2012 we had $8.5 million and $6.8 million in brokered deposits, respectively.

         Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2013		2012		2011
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount

	(Dollars in Thousands)

Demand	—%	$107,613	—%	$85,950	—%	$78,589
NOW	0.19	148,804	0.25	120,765	0.54	112,605
Savings and club accounts	0.14	264,319	0.18	256,769	0.40	265,546
Money market	0.30	67,153	0.39	63,834	0.68	67,592
Certificates of deposit	1.21	380,781	1.33	413,468	1.50	453,291
Total	0.65%	$968,670	0.78%	$940,786	1.00%	$977,623

__________

(1) Represents the average rate paid during the year.

          The following table sets forth our deposit flows during the periods indicated.

	Years Ended December 31,
	2013	2012	2011

	(Dollars in Thousands)

Beginning of period	$940,786	$977,623	$886,288
Net deposits(1)	22,256	(43,702)	83,010
Interest credited on deposit accounts	5,628	6,865	8,325
Total (decrease) increase in deposit accounts	27,884	(36,837)	91,335
Ending balance	$968,670	$940,786	$977,623
Percent (decrease) increase	2.88%	(3.77)%	10.31%

__________

(1) Includes deposits totaling $111,365 received in 2011 in connection with the Allegiance Community Bank acquisition.

Jumbo Certificates of Deposit.  As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $229.3 million.  The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2013
Maturity Period	(In Thousands)
Within three months	$59,650
Three through twelve months	100,993
Over twelve months	68,629
Total	$229,272

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$206,648	54.27%	$210,897	51.01%	$165,931	36.60%
1.00% - 1.99%	84,991	22.32	108,379	26.21	172,983	38.16
2.00% - 2.99%	59,777	15.70	53,719	12.99	58,390	12.88
3.00% - 3.99%	29,365	7.71	39,757	9.62	52,382	11.56
4.00% - 4.99%	-	-	36	0.01	2,884	0.64
5.00% - 5.99%	-	-	680	0.16	721	0.16
Total	$380,781	100.00%	$413,468	100.00%	$453,291	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2013.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total

	(In Thousands)
Interest rate:
0.00% - 0.99%	$191,250	$12,796	$2,582	$20	$206,648
1.00% - 1.99%	41,907	17,395	6,454	19,235	84,991
2.00% - 2.99%	13,528	17,240	16,050	12,959	59,777
3.00% - 3.99%	26,407	2,857	—	101	29,365
Total	$273,092	$50,288	$25,086	$32,315	$380,781

    Borrowings.  Beginning September 7, 2010, the Federal Home Loan Bank of New York (“FHLBNY”) replaced the existing Overnight Repricing Advance Program and its associated companion products, the Overnight Line of Credit (“OLOC”), OLOC Plus, OLOC Companion, and OLOC Companion Plus with the new Overnight Advance. The new Overnight Advance permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLBNY. The Bank is no longer restricted to the previous borrowing limits of 10% (OLOC) or up to 20% (OLOC Plus) of total assets. At December 31, 2013, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $604.0 million, based on the borrowing limitations outlined in the Federal Home Loan Bank of New York’s member products guide. The total credit exposure limit to 50% of total assets is recalculated each quarter. Additionally, at December 31, 2013 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Company’s option since June 17, 2009, and quarterly thereafter.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012	2011

	(Dollars in Thousands)

Balance at end of period	$18,000	$17,000	$—
Average balance during period	$133	$145	$—
Maximum outstanding at any month end	$25,800	$17,000	$—
Weighted average interest rate at end of period	0.37%	0.31%	—%
Average interest rate during period	0.40%	0.31%	—%

Employees

          At December 31, 2013, we had 174 full-time equivalent and 75 part-time employees.  None of our employees is represented by a collective bargaining group.  We believe that our relationship with our employees is good.

Subsidiaries

         We have three non-bank subsidiaries.  BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities.  Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp.  At December 31, 2013, this company held $96.7 million in securities.  With the merger with Pamrapo Bancorp. Inc., we acquired Pamrapo Service Corporation which has been inactive since May 2010.  BCB New York Management, Inc. was established in October 2012 for the purpose of holding and investing in various loan products and investing in securities.  For the period ended December 31, 2013, there was no activity related to this subsidiary.

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

           The Company is subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. At December 31, 2013, the Company, was considered to be a well capitalized Bank Holding Company.

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

         In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2013, we paid $68,000 in FICO assessments.

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

         In addition to the risk-based capital rules, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio.  This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above.  At December 31, 2013, the Bank’s ratio of total capital to risk-weighted assets was 13.66%. Our Tier 1 capital to risk-weighted assets was 12.41%, and our Tier 1 capital to average assets was 8.70%.

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

          Under the Exchange Act, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls.  For the year ended December 31, 2013, our auditors are required to audit our internal control over financial reporting.

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

At December 31, 2013, $677.1 million, or 65.3% of our loan portfolio consisted of commercial and multi-family real estate loans.  We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower’s business.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income.  At December 31, 2013, our allowance for loan losses totaled $14.3 million, representing 1.38% of total loans.

While we have only been operating for thirteen years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate.  Although we believe we have underwriting standards to manage normal lending risks, and although we had $22.8 million, or 1.89% of total assets consisting of non-performing assets at December 31, 2013, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans.  We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

 Net interest income is the most significant component of our operating income.  We do not rely on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services.  For the years ended December 31, 2013and 2012, our net interest income was $46.8 million and $41.7 million, respectively.  The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities.  In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

 We own common stock of the Federal Home Loan Bank of New York.  We hold the FHLBNY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBNY’s advance program. The aggregate cost and fair value of our FHLBNY common stock as of December 31, 2013 was  $7.8 million based on its par value. There is no market for our FHLBNY common stock.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions.  As of December 31, 2013, approximately 93.7% of our total loans were secured by real estate.  Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs.  Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

          The Bank conducts its business through an executive office, one administrative office,  and eleven branch offices.  Six offices have drive-up facilities.  The Bank has eleven automatic teller machines at its branch facilities and two other off-site locations.  The following table sets forth information relating to each of the Bank’s offices as of December 31, 2013.  The total net book value of the Bank’s premises and equipment at December 31, 2013 was $13.8 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C
Bayonne, New Jersey	2003	$2,686
Administrative Office
591-597 Avenue C
Bayonne, New Jersey	2010	2,272
Branch Offices
860 Broadway
Bayonne, New Jersey	2000	773	(1)
510 Broadway
Bayonne, New Jersey	2003	381	(1)
401 Washington St.
Hoboken, New Jersey	2010	62	(1)
987 Broadway
Bayonne, New Jersey	2010	678
473 Spotswood Englishtown Rd
Monroe Township, New Jersey	2010	186
611 Avenue C
Bayonne, New Jersey	2010	2,736
181 Avenue A
Bayonne, New Jersey	2010	28	(1)
211-A Washington Street
Jersey City, New Jersey	2010	38	(1)
200 Valley Street
S. Orange, New Jersey	2011	1,439
34 Main Street
Woodbridge, New Jersey	2011	187	(1)
3499 Route 9 North Suite 2A
Freehold, New Jersey	2012	30	(1)

Net book value of properties		11,496
Furnishings and equipment		2,357	(2)
Total premises and equipment		$13,853

            (1) Leased Property

            (2)Includes off-site ATM’s

ITEM 3. LEGAL PROCEEDINGS

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2013, we were not involved in any material legal proceedings, the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

         The Company is a named defendant in the lawsuit Kontos v. Robbins, et al., filed in the Superior Court of New Jersey on May 15, 2012.  The lawsuit alleges that Spencer Robbins, the former Chairman of the Board of Allegiance Community Bank and currently a director of the Company, and others misled Mr. Kontos with respect to his investment in a real estate project and induced Mr. Kontos to borrow money from Allegiance Community Bank, also a named defendant. The lawsuit seeks an unspecified dollar amount of damages. Insurance coverage is currently in effect. The Company has filed its Answer to the lawsuit. The Company is vigorously defending its interests in this litigation.

         The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, is a named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity. On May 9, 2012, the Company obtained partial summary judgment, dismissing three of the five Counts of the Complaint. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. The Company’s obligation to pay that amount has been stayed. By Order, dated December 10, 2013, the court denied the plaintiff's initial motion for class certification. The plaintiff thereafter filed a motion seeking certification for a substantially reduced class. That motion was granted on February 6, 2014.  The Company filed a motion for summary judgment, seeking the dismissal of the remaining two Counts of the Complaint. That motion was denied on February 19, 2014. The parties have conferenced in an effort to resolve this case.  A final resolution is being pursued.  The Company is vigorously defending its interests in this litigation.

        The Company has made claims with both of the Directors' and Officers' Liability insurance carriers for Pamrapo Bancorp, Inc., and the Company, seeking indemnification and reimbursement of the attorney's fees and defense costs incurred by the Company in defending this litigation  These claims are pending.

         The Company is a named defendant in a lawsuit, Armstrong v. BCB Bancorp, Inc., and Brian M. Campbell, which was filed in the Superior Court of New Jersey, Atlantic County, Law Division, on September 27, 2011. The Company is a named defendant as the successor to Pamrapo Bancorp, Inc. The lawsuit accuses Brian Campbell, the former Managing Director of Pamrapo Services Corporation, a wholly-owned subsidiary of Pamrapo Bancorp, Inc., of various violations of federal and state securities laws, fraud, breach of fiduciary duty and negligence. Prime Capital, Inc., and other entities have been named as additional, potentially-responsible parties by the Company and/or the plaintiff. The case has been transferred to FINRA arbitration. The arbitration is in its discovery stage.  The plaintiff is seeking unspecified damages. The arbitration hearing is scheduled to begin on June 23, 2014. Insurance coverage is currently in effect for the Company. The Company is vigorously defending its interests in this litigation. The parties have conferenced in an effort to resolve this case.  A final resolution is being pursued.

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

The following table sets forth the high and low closing prices for BCB Bancorp, Inc. common stock for the periods indicated. As of December 31, 2013, there were 8,331,750 shares of BCB Bancorp, Inc. common stock outstanding.  At December 31, 2013, BCB Bancorp, Inc. had approximately 2,000 stockholders of record.

Fiscal 2013	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2013	$14.37	$10.70	$0.12
Quarter Ended September 30, 2013	10.99	10.25	0.12
Quarter Ended June 30, 2013	11.30	9.85	0.12
Quarter Ended March 31, 2013	10.23	8.75	0.12
Fiscal 2012	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2012	$10.74	$8.71	$0.12
Quarter Ended September 30, 2012	10.80	10.05	0.12
Quarter Ended June 30, 2012	10.99	9.80	0.12
Quarter Ended March 31, 2012	10.60	9.68	0.12

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2013 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans that were not approved by shareholders.

,296
Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(2)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	344,128(1)	$ 11.09	715,000
Equity compensation plans not approved by shareholders	—	—	-0-
Total	344,128	$ 11.09	715,000

_____________________________

(1)

Consists of options to purchase (i) 21,620 shares of common stock under the 2002 Stock Option Plan and (ii) 109,347 shares of common stock under the 2003 Stock Option Plan and (iii) 13,569 shares of common stock under the 2003 Stock Option Plan from the former Pamrapo Bancorp, Inc., converted to options to purchase shares of common stock of BCB Bancorp under the terms of the merger agreement and 199,592 under the 2011 Stock Option Plan.

(2)

The weighted average exercise price reflects the exercise prices ranging from $9.34 to $15.65 per share for options granted under the 2003 Stock Option Plan and ranging from $11.84 to $15.65 per share for options under the 2002 Stock Option Plan and ranging from $18.41 to $29.25 per share for options under the 2003 Stock Option Plan from the former Pamrapo Bancorp, Inc., converted to options to purchase shares of common stock of BCB Bancorp under the terms of the merger agreement and at $8.93-$10.50 per share for options under the 2011 Stock Option Plan.

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2009 through December 31, 2013, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, and (c) the cumulative total return of Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB BANCORP, INC.

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
BCB Bancorp, Inc.	100.00	91.05	104.58	112.68	110.53	164.74
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank	100.00	98.97	110.90	85.88	115.90	159.12

          On May 9, 2012, the Company announced a sixth stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% of 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced a stock repurchase plan to repurchase up to 400,000 shares of the Company’s common stock. The Company’s stock purchases for three months ended December 31, 2013 are as follows:

24
Period	Total number of shares purchased	Average price per share paid	Total number of shares purchased as part of a publicly announced program	Number of shares remaining to be purchased under program
October 1-31, 2013	568	10.84	568	416,830
November 1-30, 2013	1,041	13.95	1,609	415,221
December 1-31, 2013	-	-	-	-
Total	1,609	12.85	1,609	415,221

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.  The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the common stock dividends paid by the Company.

	Selected financial condition data at December 31,
	2013	2012	2011	2010	2009

	(In Thousands)
Total assets	$1,207,959	$1,171,358	$1,216,908	$1,106,888	$631,503
Cash and cash equivalents	29,844	34,147	117,087	121,127	67,347
Securities, held to maturity	114,216	164,648	206,965	165,572	132,644
Loans receivable, net	1,020,344	922,301	840,763	773,101	401,872
Deposits	968,670	940,786	977,623	886,288	463,738
Borrowings	132,124	131,124	129,531	114,124	114,124
Stockholders’ equity	100,060	91,581	100,048	98,974	51,391

	Selected operating data for the year ended December 31,
	2013	2012	2011	2010	2009

	(In thousands, except for per share amounts)
Net interest income	$46,779	$41,700	$39,582	$26,432	$19,384
Provision for loan losses	2,750	4,900	4,100	2,450	1,550
Non-interest income (loss)	3,375	(7,225)	2,448	14,207	931
Non-interest expense	31,437	33,889	28,506	22,358	12,396
Income tax expense (benefit)	6,551	(2,252)	3,373	1,505	2,621
Net income (loss)	$9,416	$(2,062)	$6,051	$14,326	$3,748
Net income (loss) per share:
Basic	$1.06	$(0.23)	$0.64	$2.06	$0.81
Diluted	$1.06	$(0.23)	$0.64	$2.05	$0.80
Dividends declared per share	$0.48	$0.48	$0.48	$0.48	$0.48

	At or for the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Return (loss) on average assets (ratio of net income to average total assets)	0.80%	(0.17)%	0.54%	1.62%	0.61%
Return (loss) on average stockholders’ equity (ratio of net income to average stockholders’ equity)	10.18	(2.26)	6.14	22.67	7.34
Non-interest income (loss) to average assets	0.29	(0.61)	0.22	1.61	0.15
Non-interest expense to average assets	2.68	2.86	2.52	2.53	2.03
Net interest rate spread during the period	3.89	3.44	3.40	2.81	2.88
Net interest margin (net interest income to average interest earning assets)	4.06	3.60	3.60	3.05	3.24
Ratio of average interest-earning assets to average interest-bearing liabilities	118.32	115.23	116.03	115.05	114.07
Cash dividend payout ratio	45.28	(208.7)	75.00	23.30	59.26

Asset Quality Ratios:
Non-performing loans to total loans at end of period	1.98	2.45	5.61	5.35	2.92
Allowance for loan losses to non-performing loans at end of period	69.74	54.00	21.97	20.13	55.68
Allowance for loan losses to total loans at end of period	1.38	1.32	1.23	1.08	1.62

Capital Ratios:
Stockholders’ equity to total assets at end of period	8.28	7.82	8.22	8.94	8.14
Average stockholders’ equity to average total assets	7.89	7.72	8.73	7.14	8.35
Tier 1 capital to average assets	8.70	8.38	8.66	9.16	8.68
Tier 1 capital to risk weighted assets	12.41	12.79	15.34	14.95	13.11

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

Allowance for Loan Losses

Loans receivable are presented net of an allowance for loan losses and net deferred loan fees.  In determining the appropriate level of the allowance, management considers a combination of factors, such as economic and industry trends, real estate market conditions, size and type of loans in portfolio, nature and value of collateral held, borrowers’ financial strength and credit ratings, and prepayment and default history.  The calculation of the appropriate allowance for loan losses requires a substantial amount of judgment regarding the impact of the aforementioned factors, as well as other factors, on the ultimate realization of loans receivable. In addition, our determination of the amount of the allowance for loan losses is subject to review by the New Jersey Department of Banking and Insurance and the FDIC, as part of their examination process. After a review of the information available, our regulators might require the establishment of an additional allowance. Any increase in the loan loss allowance required by regulators would have a negative impact on our earnings.

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

Other-than-temporary impairments are accounted for based upon several considerations. First, other-than-temporary impairments on debt securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of the sale of debt securities are applicable, then the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. A credit-related impairment represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related other-than-temporary impairments are recognized in earnings and noncredit-related other-than-temporary impairments are recognized in OCI. Equity securities on which there is an unrealized loss that is deemed other-than-temporary are written down to fair value with the write-down recognized in earnings.

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

Financial Condition

     Total assets increased by $36.6 million or 3.1% to $1.208 billion at December 31, 2013 from $1.171 billion at December 31, 2012. The increase in total assets occurred as a result of an increase in net loans receivable of $98.0 million, partially offset by a decrease in securities held to maturity of $50.4 million and a decrease in total cash and cash equivalents of $4.3 million. Management has historically concentrated on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities in the secondary market that provide competitive returns in a risk-mitigated environment. During 2013 we have utilized our liquidity to take advantage of lending opportunities. It is our intention to grow the balance sheet at a measured pace consistent with our capital levels and as business opportunities permit.

     Total cash and cash equivalents decreased by $4.3 million or 12.6% to $29.8 million at December 31, 2013 from $34.1 million at December 31, 2012. Investment securities classified as held-to-maturity decreased by $50.4 million or 30.6% to $114.2 million at December 31, 2013 from $164.6 million at December 31, 2012. This decrease in investment securities held-to-maturity resulted primarily from allowable sales of $9.5 million of mortgage-backed securities from the held-to-maturity portfolio and $46.0 million of repayments and prepayments in the mortgage-backed securities portfolio, partially offset by purchases of $5.1 million in investment securities. The cash proceeds received from the sales and normal amortization discussed above have been utilized to fund loan originations.

     Loans receivable, net increased by $98.0 million or 10.6% to $1.020 billion at December 31, 2013 from $922.3 million at December 31, 2012. The increase resulted primarily from a $104.1 million increase in real estate mortgages comprising  commercial and multi-family, construction and participation loans with other financial institutions along with a $3.8 million increase in business loans and commercial lines of credit partially offset by a decrease of $2.6 million in residential real estate loans, along with a $4.3 million decrease in home equity and home equity lines of credit, partially offset by a $2.0 million increase in the allowance for loan losses. During the second quarter of 2013, the Company sold at par $24.2 million in commercial real estate participation loans in which no gain or loss was incurred. During the fourth quarter the Company purchased $16.7 million in commercial real estate loans. As of December 31, 2013, the allowance for loan losses was $14.3 million or 69.7% of non-performing loans and 1.38% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

     Deposit liabilities increased by $27.9 million or 3.0% to $968.7 million at December 31, 2013 from $940.8 million at December 31, 2012. The increase resulted primarily from a $21.7 million increase in non-interest bearing deposits, an increase of $28.0 million in NOW deposits, an increase of $7.6 million in savings and club deposits and an increase of $3.3 million in money market interest bearing deposits which more than offset a $32.7 million decrease in time deposits. Consistent with our customers’ preferences, we have attempted to shift our funding from higher cost time deposit accounts to more liquid and lower cost core deposits. During the quarter ended December 31, 2013, the Federal Open Market Committee (FOMC) has continued its mindset of a continuing accommodative monetary policy. This has resulted in historically low short term market rates that have further resulted in low time deposit account yields which in turn has had the effect of decreasing interest expense.

     Short-term borrowings increased by $1.0 million or 5.9% to $18.0 million at December 31, 2013 from $17.0 million at December 31, 2012. Long-term borrowings remained constant at $114.1 million at December 31, 2013 and December 31, 2012, respectively. The purpose of the borrowings reflects the use of long term and short term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities.

     Stockholders’ equity increased by $8.5 million or 9.3% to $100.1 million at December 31, 2013 from $91.6 million at December 31, 2012. The increase in stockholders’ equity is primarily attributable to net income of $9.4 million offset by the Company repurchasing during the period 184,808 shares of the Company’s common stock at a cost of $1.9 million along with cash dividends paid during the period totaling $4.0 million on outstanding common shares of stock and $559,000 on outstanding preferred shares of stock. The Company accrued a dividend payable for the fourth quarter on the preferred shares for $170,000 which will be paid in the first quarter of 2014. As of December 31, 2013, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.70%, 12.41% and 13.66% respectively.

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

	At December 31, 2013		Year ended December 31, 2013			Year ended December 31, 2012
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest earned/paid	Average Yield/Cost (5)	Average Balance	Interest earned/paid	Average Yield/Cost (5)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$1,034,686	5.17%	$980,844	$53,521	5.46%	$864,561	$47,756	5.52%
Investment securities(2)	123,160	3.07	140,403	3,786	2.70	204,417	5,779	2.83
Interest-earning deposits	19,987	0.26	31,989	52	0.16	88,798	112	0.13
Total interest-earning assets	1,177,833	4.87%	1,153,236	57,359	4.97%	1,157,776	53,647	4.63%

Interest-earning liabilities:
Total interest-bearing
demand deposits	$148,804	0.17%	$131,096	$247	0.19%	$119,175	$297	0.25%
Money market deposits	67,153	0.29	64,955	197	0.30	67,825	267	0.39
Savings deposits	264,319	0.14	264,346	363	0.14	260,314	477	0.18
Certificates of deposit	380,781	1.26	396,646	4,795	1.21	439,757	5,849	1.33
Borrowings	132,124	3.77	117,658	4,978	4.23	117,651	5,057	4.30
Total interest-bearing liabilities	993,181	1.07%	974,701	10,580	1.09%	1,004,722	11,947	1.19%

Net interest income				$46,779			$41,700

Interest rate spread(3)		3.80%			3.89%			3.44%
Net interest margin(4)		3.97%			4.06%			3.60%
Ratio of interest-earning assets to
interest-bearing liabilities	118.59%		118.32%			115.23%

___________________________

(1)   Excludes allowance for loan losses.

(2)Includes Federal Home Loan Bank of New York stock.

(3)Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)Average yields are computed using annualized interest income and expense for the periods.

Analysis of Net Interest Income (Continued)

	Year ended December 31, 2011
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$804,026	$45,023	5.60%
Investment securities(2)	217,444	7,769	3.57
Interest-earning deposits	78,814	87	0.11
Total interest-earning assets	1,100,284	52,879	4.81%

Interest-earning liabilities:
Interest-bearing demand deposits	$92,624	$500	0.54%
Money market deposits	51,553	349	0.68
Savings deposits	257,065	1,020	0.40
Certificates of deposit	429,375	6,421	1.50
Borrowings	117,642	5,007	4.26
Total interest-bearing liabilities	948,259	13,297	1.41%

Net interest income		$39,582

Interest rate spread(3)			3.40%
Net interest margin(4)			3.60%
Ratio of interest-earning assets to interest-bearing liabilities	116.03%

___________________________

(1)   Excludes allowance for loan losses.

(2)Includes Federal Home Loan Bank of New York stock.

(3)Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)Average yields are computed using annualized interest income and expense for the periods.

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

	Years Ended December 31,
	2013 vs. 2012				2012 vs. 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)

	(In thousands)
Interest income:
Loans receivable	$6,423	$(580)	$(78)	$5,765	$3,390	$(611)	$(46)	$2,733
Investment securities	(1,810)	(267)	84	(1,993)	(465)	(1,622)	97	(1,990)
Interest-earning deposits
with other banks	(72)	32	(20)	(60)	11	12	2	25
Total interest-earning assets	4,541	(815)	(14)	3,712	2,936	(2,221)	53	768

Interest expense:
Interest-bearing demand accounts	30	(72)	(8)	(50)	143	(269)	(77)	(203)
Money market	(11)	(61)	2	(70)	110	(146)	(46)	(82)
Savings and club	7	(119)	(2)	(114)	13	(549)	(7)	(543)
Certificates of Deposits	(573)	(533)	52	(1,054)	155	(710)	(17)	(572)
Borrowed funds	-	(79)	-	(79)	-	50	-	50

Total interest-bearing liabilities	(547)	(864)	44	(1,367)	421	(1,624)	(147)	(1,350)
Change in net interest income	$5,088	$49	$(58)	$5,079	$2,515	$(597)	$200	$2,118

Results of Operations for the Years Ended December 31, 2013 and 2012

     Net income was $9.42 million for the year ended December 31, 2013 compared with a net loss of ($2.06) million for the year ended December 31, 2012. Our net income reflects increases in net interest income and non-interest income and decreases in non-interest expense and provision for loan losses, partially offset by an increase in income tax provision.

      Net interest income increased by $5.1 million or 12.2% to $46.8 million for the year ended December 31, 2013 from $41.70 million for the year ended December 31, 2012. This increase in net interest income resulted primarily from an increase in the average yield of interest earning assets to 4.97% for the year ended December 31, 2013 from 4.63% for the year ended December 31, 2012, partially offset by a decrease of $4.5 million or 0.4% in the average balance of interest earning assets to $1.153 billion for the year ended December 31, 2013 from $1.158 billion for the year ended December 31, 2012. The average balance of interest bearing liabilities decreased by $30.0 million or 3.0% to $974.7 million for the year ended December 31, 2013 from $1.005 billion for the year ended December 31, 2012, while the average cost of interest bearing liabilities decreased to 1.09% for the year ended December 31, 2013 from 1.19% for the year ended December 31, 2012. As a consequence of the aforementioned, our net interest margin increased to 4.06% for the year ended December 31, 2013 from 3.60% for the year ended December 31, 2012. The increase in the average yield of interest earning assets and the decrease in the average cost of interest bearing liabilities represents management’s efforts to competitively price certain products to maximize profitability. The decrease in the average balance of both interest earning assets and interest bearing liabilities represents a pre-planned minor deleveraging of the balance sheet.

     Interest income on loans receivable increased by $5.76 million or 12.1% to $53.52 million for the year ended December 31, 2013 from $47.76 million for the year ended December 31, 2012. The increase was primarily attributable to an increase in the average balance of loans receivable of $116.2 million or 13.4% to $980.8 million for the year ended December 31, 2013 from $864.6 million for the year ended December 31, 2012, partially offset by a slight decrease in the average yield of loans receivable to 5.46% for the year ended December 31, 2013 from 5.52% for the year ended December 31, 2012. The increase in the average balance of loans is primarily attributable to the re-allocation of excess liquidity into higher yielding loan products. The decrease in average yield reflects the competitive price environment prevalent in the Bank’s primary market area on loan facilities as well as the repricing downward of variable rate loans.

     Interest income on securities decreased by $1.99 million or 34.4% to $3.79 million for the year ended December 31, 2013 from $5.78 million for the year ended December 31, 2012. This decrease was primarily due to a decrease in the average balance of securities of $64.0 million or 31.3% to $140.4 million for the year ended December 31, 2013 from $204.4 million for the year ended December 31, 2012, as well as a decrease in the average yield of investment securities to 2.70% for the year ended December 31, 2013 from 2.83% for the year ended December 31, 2012. The decrease in the average balance represents the amortization of the portfolio in the absence of any material purchases of investment securities. The decrease in the average yield reflects the persistent low interest rate environment during the year ended December 31, 2013.

     Interest income on other interest-earning assets decreased by $60,000 or 53.6% to $52,000 for the year ended December 31, 2013 from $112,000 for the year ended December 31, 2012. This decrease was primarily due to a decrease of $56.8 million or 64.0% in the average balance of other interest-earning assets to $32.0 million for the year ended December 31, 2013 from $88.8 million for the year ended December 31, 2012. The average yield on other interest-earning assets increased slightly to 0.16% for the year ended December 31, 2013 from 0.13% for the year ended December 31, 2012. The somewhat static nature of the average yield on other interest-earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last several years.

     Total interest expense decreased by $1.37 million or 11.5% to $10.58 million for the year ended December 31, 2013 from $11.95 million for the year ended December 31, 2012. The decrease resulted primarily from a decrease in the average balance of interest bearing liabilities of $30.0 million or 3.0% to $974.7 million for the year ended December 31, 2013 from $1.005 billion for the year ended December 31, 2012 as well as a decrease in the cost of interest-bearing liabilities of ten basis points to 1.09% for the year ended December 31, 2013 from 1.19% for the year ended December 31, 2012. The decrease in the average cost of interest bearing liabilities reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

     The provision for loan losses totaled $2.75 million and $4.9 million for the years ended December 31, 2013 and 2012, respectively. The provision for loan losses is established based upon management’s review of the Bank’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2013, the Company experienced $771,000 in net charge-offs (consisting of $971,000 in charge-offs and $200,000 in recoveries). During the year ended December 31, 2012, the Company experienced $3.05 million in net charge-offs (consisting of $3.08 million in charge-offs and $35,000 in recoveries). The Company had non-performing loans totaling $20.6 million or 1.98% of gross loans at December 31, 2013 and $22.9 million or 2.45% of gross loans at December 31, 2012. The decrease in non-performing loans resulted primarily from the sales of approximately $25.9 million in non-performing loans during the second and third quarters of 2012. The sale resulted in a pre-tax loss of approximately $10.8 million. The primary reason for these transactions was the elimination of carrying and legacy costs associated with these non-interest earning assets. The allowance for loan losses was $14.3 million or 1.38% of gross loans at December 31, 2013 as compared to $12.4 million or 1.32% of gross loans at December 31, 2012. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2013 and December 31, 2012.

     Total non-interest income (loss) was $3.38 million for the year ended December 31, 2013 compared with a loss of ($7.23) million for the year ended December 31, 2012. The increase in our non-interest income was primarily due to a decrease in loss on sale of loans of $10.3 million for the year ended December 31, 2013 compared to December 31, 2012. During the year ended December 31, 2013, we reflected a loss on sale of loans for $474,000 compared with a loss of $10.8 million for the year ended December 31, 2012. Gain on sale of loans originated for sale increased by $309,000 or 25.3% to $1.53 million for the year ended December 31, 2013 from $1.22 million for the year ended December 31, 2012. The increase in gain on sale of loans originated for sale occurred primarily from an increase in gain on selling SBA originated loans. Gain on sale of securities held to maturity increased by $29,000 or 8.3% to $378,000 for the year ended December 31, 2013 from $349,000 for the year ended December 31, 2012. Fees and service charges and other non-interest income increased by $218,000 or 12.6% to $1.94 million for the year ended December 31, 2013 from $1.72 million for the year ended December 31, 2012. This increase was primarily due to increases in deposit account service charges of $425,000 partially offset by a decrease in late charges of $196,000. These increases were partially offset by a decrease in gain on sale of loans acquired as for the year ended December 31, 2012, the Company sold approximately $10.7 million of commercial business loans acquired in the Allegiance Community Bank acquisition which resulted in a gain of approximately $286,000. No such transaction occurred during the year ended December 31, 2013.

     Total non-interest expense decreased by $2.45 million or 7.2% to $31.44 million for the year ended December 31, 2013 from $33.89 million for the year ended December 31, 2012. Salaries and employee benefits expense increased by $674,000 or 4.5% to $15.69 million for the year ended December 31, 2013 from $15.02 million for the year ended December 31, 2012. The increase resulted primarily from an increase in employee salaries of $985,000, which more than offset decreases in overtime paid of $173,000 and employee group insurance of $185,000 compared to December 31, 2012. Occupancy expense decreased by $42,000 or 1.2% to $3.52 million for the year ended December 31, 2013 from $3.56 million for the year ended December 31, 2012. Equipment expense increased by $300,000 or 6.1% to $5.21 million for the year ended December 31, 2013 from $4.91 million for the year ended December 31, 2012. The primary component of this expense item is data service provider expense. Professional fees decreased by $240,000 or 9.6% to $2.25 million for the year ended December 31, 2013 from $2.49 million for the year ended December 31, 2012. The decrease resulted primarily from a decrease in legal and legacy costs associated with the sale of the non-performing loan portfolio in 2012. Director fees decreased by $56,000 or 7.7% to $672,000 for the year ended December 31, 2013 from $728,000 for the year ended December 31, 2012. Regulatory assessments decreased by $76,000 or 6.5% to $1.10 million for the year ended December 31, 2013 from $1.17 million for the year ended December 31, 2012 primarily due to the new assessment base methodology pursuant to Dodd-Frank which lowered the Company’s deposit insurance premiums. Advertising expense increased by $99,000 or 20.5% to $583,000 for the year ended December 31, 2013 from $484,000 for the year ended December 31, 2012. The increase was primarily due to our marketing efforts to increase business at the Woodbridge Branch location. Other real estate owned expense decreased by $1.89 million or 97.6% to $46,000 for the year ended December 31, 2013 from $1.94 million for the year ended December 31, 2012. The decrease in OREO expenses was primarily due to a decrease in write-downs of OREO properties of  $1.07 million or 111.4% to a write-up of ($110,000) for the year ended December 31, 2013 compared to a write-down of $965,000 for the year ended December 31, 2012 along with a decrease in loss on sale of OREO properties of $786,000 or 115.6% to a gain of $106,000 for the years ended December 31, 2013 from a loss on sale of OREO properties of $680,000 for the year ended December 31, 2012 along with a decrease in OREO expenses of $100,000 or 24.2% to $313,000 for the year ended December 31, 2013 from $413,000 for the year ended December 31, 2012, partially offset by a decrease in OREO rental income of $70,000 or 57.9% to ($51,000) for the year ended December 31, 2013 from ($121,000) for the year ended December 31, 2012 . Other non-interest expense decreased by $1.22 million or 33.9% to $2.38 million for the year ended December 31, 2013 from $3.60 million for the year ended December 31, 2012. The decrease was primarily due to the sale of the non-performing loan portfolio in 2012 which alleviated the carrying and legacy costs associated with these non-performing loans which totaled approximately $1.06 million. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

     Income tax provision was $6.55 million for the year ended December 31, 2013 compared with an income tax benefit of $2.25 million for the year ended December 31, 2012, reflecting increased taxable income during the year ended December 31, 2013. The consolidated effective tax rate for the year ended December 31, 2013 was a tax provision of 41.0% compared to a tax benefit of 52.2% for the year ended December 31, 2012.

Results of Operations for the Years Ended December 31, 2012 and 2011

     We experienced a net loss of $2.06 million for the year ended December 31, 2012 compared with net income of $6.05 million for the year ended December 31, 2011. The net loss was due to a decrease in the non-interest income primarily associated with losses incurred from the sale of non-performing loans in 2012, and increases in the provision for loans losses and non-interest expense, partially offset by an increase in net interest income and a decrease in income taxes.

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

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments at December 31, 2013.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years

	(In Thousands)
Benefit Plans	$8,728	$658	$1,316	$1,329	$5,425

Borrowed money	132,124	18,000	55,000	55,000	4,124

Lease obligations	9,368	1,230	2,052	1,517	4,569

Certificates of deposit	380,781	273,092	75,362	32,125	202

Total	$531,001	$292,980	$133,730	$89,971	$14,320

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

Quantitative Analysis.  The following table presents the Company’s net portfolio value (“NPV”).  These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of December 31, 2013.  Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months.  The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates.  The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2013.  The following sets forth the Company’s NPV as of December 31, 2013.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$82,866	$(55,288)	$(40.02)	7.45%	(381)	bps
+200bp	109,937	(28,217)	(20.42)	9.53	(173)	bps
+100bp	129,385	(8,769)	(6.35)	10.85	(41)	bps
PAR	138,154	-	-	11.26	-	bps
-100bp	155,523	17,369	12.57	12.36	110	bps

    _________

    bp-basis points

The table above indicates that at December 31, 2013, in the event of a 100 basis point increase in interest rates, we would experience a 6.35% decrease in NPV.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   The required disclosure is incorporated by reference to the BCB Bancorp, Inc. Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 9A. (T)CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2013 is effective using these criteria.

(c)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BCB Bancorp, Inc.

Bayonne, New Jersey

We have audited BCB Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BCB Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows of the Company, and our report dated March 17, 2014 expressed an unqualified opinion.

                                                                 /s/ ParenteBeard LLC

ParenteBeard LLC

Clark, New Jersey

March 17, 2014

(d)	Changes in Internal Controls Over Financial Reporting.

There were no significant changes made in our internal controls during the fourth quarter of 2013 or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) is incorporated herein by reference in response to the disclosure requirements of Items 401, 405, 406, 407(d)(4) and 407(d)(5) of Regulation S-K.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2014 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2014 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to ParenteBeard LLC.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

           (a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (A)       Report of Independent Registered Public Accounting Firm

(B)Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

(C)Consolidated Statements of Operations for each of the Years in the Three-Year period ended December 31, 2013

(D)Consolidated Statements of Comprehensive Income (Loss) for each of the Years in the Three-Year period ended December 31, 2013

                (E)      Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2013

(F)Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2013

(G)Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)        Exhibits

3.1       Certificate of Incorporation of BCB Bancorp, Inc. (1)

3.2       Bylaws of BCB Bancorp, Inc. (2)

3.3       Specimen Stock Certificate (3)

10.1      BCB Community Bank 2002 Stock Option Plan (4)

4.2	BCB Community Bank 2003 Stock Option Plan (5)
4.3	Amendment to 2002 and 2003 Stock Option Plans (6)
4.4	2005 Director Deferred Compensation Plan (7)
4.5	Employment Agreement with Donald Mindiak (8)
4.6	Employment Agreement with Thomas M. Coughlin (9)
4.7	Employment Agreement with Kenneth Walter (10)
4.8	Executive Agreement with Donald Mindiak (11)
4.9	Executive Agreement with Thomas M. Coughlin (12)
4.10	Executive Agreement with Kenneth Walter (13)
4.11	Consulting Agreement with Dr. August Pellegrini, Jr. (14)
4.12	Consulting Agreement with James E. Collins (15)
4.13	BCB Bancorp, Inc. 2011 Stock Option Plan (16)
4.14	Employment Agreement with Amer Saleem
4.15	Executive Agreement with Amer Saleem

        13        Consolidated Financial Statements

          14        Code of Ethics (17)

21	Subsidiaries of the Company

23Consent of Independent Registered Public Accounting Firm

31.1Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

(2)Incorporated by reference to Exhibit 3 to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

(3)Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

(4)Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.

(5)Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.

(6)Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

(7)Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

(8)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.

(9)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.

(10)Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(11)Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.

(12)Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.

(13) Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(14) Incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.

(15) Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.

(16)Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Shareholders (File No. 000-50275), filed by the Company with the Securities and Exchange Commission on Schedule 14A on March 28, 2011.

(17)Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             BCB BANCORP, INC.

Date:March 17, 2014                  By:

                                                                             Donald Mindiak

 Chief Executive Officer

                                                                              (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Donald Mindiak	Chief Executive Officer and Director	March 17, 2014

Thomas Coughlin	President, Interim Chief Financial Officer, Chief Operating Officer	March 17, 2014
and Director

Mark D. Hogan	Chairman of the Board	March 17, 2014

Robert Ballance	Director	March 17, 2014

Judith Q. Bielan	Director	March 17, 2014

Joseph J. Brogan	Director	March 17, 2014

James. E. Collins	Director	March 17, 2014

Joseph Lyga	Director	March 17, 2014

Alexander Pasiechnik	Director	March 17, 2014

Spencer B. Robbins	Director	March 17, 2014

Gary S. Stetz	Director	March 17, 2014

EXHIBIT 13

CONSOLIDATED FINANCIAL STATEMEN

BCB Bancorp, Inc. and Subsidiaries

Consolidated Financial Report

December 31, 2013 and 2012

Table of Contents

   Page

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Statements of Financial Condition1

Consolidated Statements of Operations2

Consolidated Statements of Comprehensive Income (Loss)3

  Consolidated Statements of Changes in Stockholders’ Equity4

Consolidated Statements of Cash Flows5

Notes to Consolidated Financial Statements7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BCB Bancorp, Inc.

Bayonne, New Jersey

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCB Bancorp, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014, expressed an unqualified opinion thereon.

                                                                                               /s/ ParenteBeard LLC

Clark, New Jersey

March 17, 2014

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2013	2012
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$10,847	$6,242
Interest-earning deposits	18,997	27,905
Total cash and cash equivalents	29,844	34,147

Interest-earning time deposits	990	986
Securities available for sale	1,104	1,240
Securities held to maturity, fair value $115,158 and $171,603	114,216	164,648
Loans held for sale	1,663	1,602
Loans receivable, net of allowance for loan losses of $14,342 and
$12,363, respectively	1,020,344	922,301
Federal Home Loan Bank of New York stock, at cost	7,840	7,698
Premises and equipment, net	13,853	13,568
Accrued interest receivable	4,157	4,063
Other real estate owned	2,227	3,274
Deferred income taxes	9,942	10,053
Other assets	1,779	7,778
Total Assets	$1,207,959	$1,171,358

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$107,613	$85,950
Interest bearing deposits	861,057	854,836
Total deposits	968,670	940,786
Short-term Debt	18,000	17,000
Long-term Debt	110,000	110,000
Subordinated Debentures	4,124	4,124
Other Liabilities	7,105	7,867
Total Liabilities	1,107,899	1,079,777

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 per value, 10,000,000 shares authorized, issued and outstanding 1,266 shares of series A and B 6% noncumulative perpetual
preferred stock (liquidation preference value $10,000 per share, total liquidation value $12,260,000)	-	-
Additional paid-in capital preferred stock	12,556	8,570
Common stock; $0.064 stated value; 20,000,000 shares authorized, issued 10,861,129 and 10,841,079 shares at December 31, 2013 and 2012;
outstanding 8,331,750 shares and 8,496,508 shares, respectively	694	694
Additional paid-in capital common stock	92,064	91,846
Retained earnings	23,710	18,883
Accumulated other comprehensive income (loss)	129	(1,235)
Treasury stock, at cost, 2,529,379 and 2,344,571 shares, respectively	(29,093)	(27,177)
Total Stockholders' Equity	100,060	91,581

Total Liabilities and Stockholders' Equity	$1,207,959	$1,171,358

See accompanying notes to consolidated financial statements.

\

1

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(In Thousands, Except for Per Share Data)
Interest income:
Loans, including fees	$53,521	$47,756	$45,023
Investments, taxable	3,737	5,730	7,720
Investments, non-taxable	49	49	49
Other interest-earning assets	52	112	87
Total interest income	57,359	53,647	52,879

Interest expense:
Deposits:
Demand	444	564	849
Savings and club	363	477	1,020
Certificates of deposit	4,795	5,849	6,421
	5,602	6,890	8,290
Borrowings	4,978	5,057	5,007
Total interest expense	10,580	11,947	13,297

Net interest income	46,779	41,700	39,582
Provision for loan losses	2,750	4,900	4,100

Net interest income, after provision for loan losses	44,029	36,800	35,482

Non-interest income (loss):
Fees and service charges	1,822	1,595	846
Gain on sales of loans originated for sale	1,529	1,220	887
Gain on sale of loans acquired	-	286	-
Loss on bulk sale of impaired loans held in portfolio	(474)	(10,804)	-
Loss on sale of property held for sale	-	-	(124)
Loss on write-down of fixed assets	-	-	(592)
Gain on sale of securities held to maturity	378	349	18
Gain on bargain purchase	-	-	1,162
Other	120	129	251
Total non-interest income (loss)	3,375	(7,225)	2,448

Non-interest expense:
Salaries and employee benefits	15,691	15,017	12,680
Occupancy expense of premises	3,516	3,558	3,039
Equipment	5,207	4,907	4,301
Professional fees	2,250	2,490	1,287
Director fees	672	728	689
Regulatory assessments	1,096	1,172	1,181
Advertising	583	484	399
Merger related expenses	-	-	538
Other real estate owned	46	1,936	1,204
Other	2,376	3,597	3,188
Total non-interest expense	31,437	33,889	28,506

Income (loss) before income tax provision	15,967	(4,314)	9,424
Income tax provision (benefit)	6,551	(2,252)	3,373

Net Income (loss)	$9,416	$(2,062)	$6,051
Preferred stock dividends	559	-	-
Net Income (loss) available to common stockholders	$8,857	$(2,062)	$6,051

Net Income (loss) per common share-basic and diluted
Basic	$1.06	$(0.23)	$0.64
Diluted	$1.06	$(0.23)	$0.64

Weighted average number of common shares outstanding
Basic	8,397	8,943	9,417
Diluted	8,402	8,943	9,433

See accompanying notes to consolidated financial statements.

2

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)

Net Income (Loss)	$9,416	$(2,062)	$6,051
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	863	195	(52)
Less: reclassification for gains included in net income	-	-	-
Tax effect	(353)	(80)	21
Net of tax effect	510	115	(31)

Benefit Plans:
Actuarial gain (loss)	1,443	(107)	(2,129)
Tax effect	(589)	44	868
Net of tax effect	854	(63)	(1,261)

Other comprehensive income (loss)	1,364	52	(1,292)

Comprehensive income (loss)	$10,780	$(2,010)	$4,759

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

	(In Thousands, except per share data)

Balance at January 1, 2011	$—	$649	$85,327	$23,753	$(10,760)	$5	$98,974

Common stock issued for the acquisition of
Allegiance Community Bank (issued 644,434 shares)	—	41	6,126	—	—	—	6,167
Exercise of Stock Options (28,637 shares)	—	2	235	—	—	—	237
Stock compensation expense	—	—	12	—	—	—	12
Tax benefit on stock compensation	—	—	15	—	—	—	15
Treasury Stock Purchases (536,710 shares)	—	—	—	—	(5,567)	—	(5,567)
Cash dividends ($0.48 per share) declared	—	—	—	(4,549)	—	—	(4,549)
Net income	—	—	—	6,051	—	—	6,051
Other comprehensive loss						(1,292)	(1,292)

Balance at December 31, 2011	—	692	91,715	25,255	(16,327)	(1,287)	100,048

Proceeds from issuance of series A stock,
net of issuance costs of $80	—	—	8,570	—	—	—	8,570
Exercise of Stock Options (29,661 shares)	—	2	107	—	—	—	109
Stock compensation expense	—	—	24	—	—	—	24
Treasury Stock Purchases (1,046,726 shares)	—	—	—	—	(10,850)	—	(10,850)
Cash dividends ($0.48 per share) declared	—	—	—	(4,310)	—	—	(4,310)
Net Loss	—	—	—	(2,062)	—	—	(2,062)
Other comprehensive income	—	—	—	—	—	52	52

Balance at December 31, 2012	—	694	100,416	18,883	(27,177)	(1,235)	91,581

Proceeds from issuance of series B stock, net of
issuance costs of $24	—	—	3,986	—	—	—	3,986
Exercise of Stock Options (51,612 shares)	—	—	157	—	—	—	157
Stock-based compensation expense	—	—	61	—	—	—	61
Treasury Stock Purchases (184,808 shares)	—	—	—	—	(1,916)	—	(1,916)
Dividends payable on Series A and Series B 6%
noncumulative perpetual preferred stock	—	—	—	(559)	—	—	(559)
Cash dividends on common stock ($0.48 per share) delcared	—	—	—	(4,030)	—	—	(4,030)
Net income	—	—	—	9,416	—	—	9,416
Other comprehensive income	—	—	—	—	—	1,364	1,364

Ending balance at December 31, 2013	$—	$694	$104,620	$23,710	$(29,093)	$129	$100,060

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from Operating Activities :	(In Thousands)
Net income (loss)	$9,416	$(2,062)	$6,051
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	1,366	1,143	1,055
Amortization and accretion, net	627	1,453	1,306
Provision for loan losses	2,750	4,900	4,100
Deferred income tax (benefit)	(832)	(149)	(1,845)
Loans originated for sale	(22,233)	(30,137)	(31,950)
Proceeds from sale of loans originated for sale	20,116	32,724	30,884
Gain on sales of loans originated for sale	(1,529)	(1,220)	(887)
(Gain) loss on sales of other real estate owned	(106)	681	498
Fair value adjustment of other real estate owned	(110)	-	-
Loss on donated other real estate owned property	-	128	-
Loss on sale of property held for investment	-	-	124
Loss on leasehold improvements on branch closing	-	-	592
Write down of other real estate owned	-	965	510
Gain on bargain purchase	-	-	(1,162)
Gain on sales of securities held to maturity	(378)	(349)	(18)
Gain on sales of SBA loans acquired	-	(286)	-
Loss on bulk sale of impaired loans held in portfolio	474	10,804	-
Stock compensation expense	61	24	12
(Increase) decrease in accrued interest receivable	(94)	934	649
Decrease (increase) in other assets	5,999	(5,167)	5,227
(Decrease) increase in accrued interest payable	(21)	(24)	26
Increase (decrease) in other liabilities	532	(1,922)	(937)
Net Cash Provided by Operating Activities	16,038	12,440	14,235

Cash flows from Investing Activities:
Proceeds from repayments, calls, and maturities on securities held to maturity	44,957	67,489	85,089
Proceeds from calls on securities available for sale	1,000	-	-
Purchases of securities held to maturity	(5,059)	(57,331)	(95,537)
Purchase of interest-earning time deposits	-	-	(986)
Proceeds from sales of securities held to maturity	9,493	30,584	2,438
Proceeds from sales of SBA loans acquired	-	10,836	-
Proceeds from sales of other real estate owned	3,658	4,223	2,722
Proceeds from bulk sale of impaired loans held in portfolio	-	15,093	-
Proceeds from sale of property held for investment	-	-	511
Proceeds from sales of participation interests in loans	24,224	-	4,777
Participation loans held in portfolio	(24,224)	-	-
Purchases of loans	(22,620)	(31,064)	(2,292)
Net (increase) decrease in loans receivable	(76,634)	(91,105)	10,325
Improvements to other real estate owned	(35)	(59)	(113)
Additions to premises and equipment	(1,651)	(1,135)	(2,246)
Purchase/Redemption of Federal Home Loan Bank of New York stock	(142)	(200)	44
Cash acquired in acquisition	-	-	5,901

Net Cash (Used In) Provided by Investing Activities	(47,033)	(52,669)	10,633

Cash flows from Financing Activities:
Net Increase (decrease) in deposits	27,884	(36,837)	(20,030)
Repayment of long-term debt	-	(15,407)	-
Net change in short term debt	1,000	17,000	-
Purchase of treasury stock	(1,916)	(10,850)	(5,567)
Cash dividends paid on common stock	(4,030)	(4,310)	(4,549)
Cash dividends paid on preferred stock	(389)	-	-
Net proceeds from issuance of common stock	157	109	237
Net proceeds from issuance of preferred stock	3,986	8,570	-
Exercise of stock options	-	-	15

Net Cash Provided By (Used In) Financing Activities	26,692	(41,725)	(29,894)

Net Decrease in Cash and Cash Equivalents	(4,303)	(81,954)	(5,026)
	-
Cash and Cash Equivalents-Beginning	34,147	116,101	121,127
Cash and Cash Equivalents-Ending	$29,844	$34,147	$116,101

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$857	$3,979	$4,549
Interest	$10,601	$11,971	$13,271

Non-cash items:
Transfer of loans to other real estate owned	$3,010	$4,463	$7,145
Loans to facilitate sales of other real estate owned	$650	$1,821	$942
Reclassification of loans originated for sale to held to maturity	$3,585	$2,887	$1,669
Reclassification of property held for sale to real estate owned	$-	$-	$382

Acquisition of noncash assets and liabilities
Assets acquired	$-	$-	$129,235
Liabilities assumed	$-	$-	$127,807

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization and Stock Offerings

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the Nasdaq Electronic Bulletin Board and trades under the symbol “BCBP.”

On October 30, 2013, the Company amended its Restated Certificate of Incorporation to revise  Article V to amend certain terms related to the Series  A 6% Noncumulative Perpetual Preferred Stock and to create a new Series B 6%  Noncumulative Perpetual Preferred Stock, which sets forth the number of shares to be included in such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Such amendment to the Restated Certificate of Incorporation was approved by the directors of BCB Bancorp, Inc. on February 20, 2013.

On October 31, 2013, the Company closed a private placement of Series B Noncumulative Perpetual Preferred Stock, resulting in the issuance of 401 shares of Series B 6% Non-Cumulative Perpetual Preferred Shares for gross proceeds of $4.01 million. The costs associated with the private placement were approximately $24,000. The shares issued are callable by the Company after October 31, 2016, at $10,000 per share (liquidation preference value). There is no ability to convert the preferred shares to common shares. Dividends on the preferred shares, if and when declared, will be paid quarterly in arrears.

On December 20, 2012, the Company amended its Restated Certificate of Incorporation to include a new Article V, Part (C) which establishes a Series A 6% Noncumulative Perpetual Preferred Stock and sets forth the number of shares to be included in such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Such amendment to the Restated Certificate of Incorporation was approved by the directors of BCB Bancorp, Inc. on October 10, 2012.

On December 31, 2012, the Company closed a private placement of Series A Noncumulative Perpetual Preferred Stock, resulting in the issuance of 865 shares of Series A 6% Non-Cumulative Perpetual Preferred Shares for gross proceeds of $8.65 million. The costs associated with the private placement were approximately $80,000. The shares issued are callable by the Company after December 31, 2015, at $10,000 per share (liquidation preference value). There is no ability to convert the preferred shares to common shares. Dividends on the preferred shares, if and when declared, will be paid quarterly in arrears.

On November 20, 2007, the Company announced a stock repurchase plan which provided for the repurchase of 5% or 234,002 shares of the Company’s common stock. This plan was completed during 2010.  On July 14, 2010, the Company announced a stock repurchase plan to repurchase 5% or 479,965 shares of the Company’s common stock. This plan was completed during 2010. On December 20, 2010, the Company entered into an agreement with a broker to administer a Rule 10b5-1 trading plan on behalf of the Company. The Rule 10b5-1 trading plan will permit the broker to purchase up to 450,000 shares of Company common stock at designated prices during periods when the Company would otherwise be unable to purchase its common stock. The Board authorized the Rule 10b5-1 trading plan on December 16, 2010. On December 14, 2011, the Company announced a stock repurchase plan to repurchase 5% or 462,225 shares of the Company’s common stock. This plan was completed during 2012. On May 9, 2012, the Company announced a stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. This plan was completed during 2012.  On June 28, 2012, the Company announced a stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced a stock repurchase plan to repurchase up to 400,000 shares of the Company’s common stock. During 2013, 2012 and 2011, a total of 184,808,  1,046,726 and 536,710 shares of the Company’s common stock was repurchased under these plans at a cost of approximately $1.9 million, $10.9 million and $5.6 million or $10.37,  $10.37 and $10.37 per share, respectively.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”).  The Bank is a New Jersey commercial bank which, as of December 31, 2013, operated at eleven locations in Bayonne, Hoboken, Jersey City, Monroe Township, South Orange, and Woodbridge New Jersey, and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans.  BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. Pamrapo Service Corporation was organized in 1975 under New Jersey law to engage in the purchase and sale of real estate. In the 1990’s, the Service Corporation was engaged in the business of selling non-financial products, (annuities, mutual funds and stocks) to the public. The Pamrapo Service Corporation has been inactive since May 2010.  BCB New York Management, Inc. (the “New York Management Company”) was organized in October 2012 under New York law as a New York investment company primarily to hold various loan products, investment and mortgage-backed securities. BCB New York Management, Inc. was inactive in 2012.

On July 6, 2010, the Company acquired all of the outstanding common shares of Pamrapo Bancorp, Inc. (“Pamrapo”), the parent company of Pamrapo Savings Bank, and thereby acquired all of Pamrapo Savings Bank’s 10 branch locations. Under the terms of the merger agreement, Pamrapo stockholders received 1.0 share of BCB Bancorp, Inc. common stock in exchange for each share of Pamrapo common stock, resulting in the Company issuing 4.9 million common shares of BCB Bancorp, Inc. common stock with an acquisition date fair value of $38.6 million. See Note 19 for further details.

On October 14, 2011, the Company acquired all of the outstanding common shares of Allegiance Community Bank (“Allegiance”) and thereby acquired all of Allegiance Community Bank’s two branch locations. Under the terms of the merger agreement, Allegiance stockholders received 0.35 of a share of BCB Bancorp, Inc. common stock at a price of $9.57 per share in exchange for each share of Allegiance common stock, resulting in BCB Bancorp, Inc. issuing 644,434 common shares of BCB Bancorp, Inc. common stock with an acquisition date fair value of $6.2 million. See Note 19 for further details.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements which include the accounts of the Company and its wholly-owned subsidiaries, the Bank, the Investment Company and Pamrapo Service Corporation, have been prepared in conformity with accounting principles generally accepted in the United States of America.  All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the identification of other-than-temporary impairment of securities, the determination as to whether deferred tax assets are realizable, and the determination of the fair value of financial instruments. Management believes that the allowance for loan losses is adequate; no securities in unrealized loss positions are other-than-temporarily impaired; net deferred tax assets have been reduced to an amount which is more-likely-than-not realizable, and the fair values of financial instruments are appropriate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Management’s assessment regarding impairment of securities is based on future projections of cash flow which are subject to change.  The realizability of deferred tax assets is partially based on projections of future taxable income, which is subject to change. The determination of fair value requires the use of various inputs which are subject to frequent and ongoing changes.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2013 and the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks having original maturities of three months or less.

Securities Available for Sale and Held to Maturity

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities (“AFS”) and reported at fair value, with unrealized holding gains or losses, net of applicable deferred income taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities. Accordingly, temporary impairments are accounted for based upon the classification of the related securities as either available for sale or held to maturity. Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through Other Comprehensive Income (“OCI”) with offsetting entries adjusting the carrying value of the securities and the balance of deferred taxes. Conversely, the carrying values of held to maturity securities are not adjusted for temporary impairments. Information concerning the amount and duration of temporary impairments on both available for sale and held to maturity securities is disclosed in the notes to the consolidated financial statements.

Other-than-temporary impairments are accounted for based upon several considerations. First, other-than-temporary impairments on debt securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in earnings. If neither of these conditions regarding the likelihood of the sale of debt securities are applicable, then the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related, other-than-temporary impairments are recognized in earnings and noncredit-related, other-than-temporary impairments are recognized in OCI. Equity securities on which there is an unrealized loss that is deemed other-than-temporary impaired are written down to fair value with the write-down recognized in earnings.

Premiums and discounts on all securities are amortized/accreted to maturity using the interest method.  Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, are recognized in the consolidated financial statements when earned.  Gains or losses on sales are recorded on the trade date and are determined using the specific identification method.

Loans Held For Sale

Loans held for sale consist primarily of residential mortgage loans intended for sale and are carried at the lower of cost or estimated fair market value using the aggregate method. These loans are generally sold with servicing rights released. Gains and losses recognized on loan sales are based upon the cash proceeds received and the cost of the related loans sold.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Loans Receivable

Loans receivable are stated at unpaid principal balances, less net deferred loan origination fees and the allowance for loan losses.  Loan origination fees and certain direct loan origination costs are deferred and amortized/accreted, as an adjustment of yield, over the contractual lives of the related loans.

The accrual of interest on loans that are contractually delinquent more than ninety days is discontinued and the related loans placed on nonaccrual status.  All payments received while in nonaccrual status, are applied to principal until the loan has performed as expected for a minimum of six (6) months or until the loan is determined to qualify for return to normal accruing status. Loans may be returned to accrual status when all the principal and interest contractually due are brought current and future payments are reasonably assured.

Acquired Loans

Loans that were acquired in acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we cannot reasonably estimate future cash flows on any such acquired loans that are past due 90 days or more and continue to treat them as non-accrual.

Allowance for Loan Losses

The allowance for loan losses is increased through provisions charged to operations and by recoveries, if any, on previously charged-off loans and reduced by charge-offs on loans which are determined to be a loss in accordance with Bank policy.

The allowance for loan losses is maintained at a level considered adequate to absorb loan losses.  Management, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.  The Bank utilizes a two tier approach:  (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio.  The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potentially impaired loans.  Such a system takes into consideration, but is not limited to, delinquency status, size of loans, types and value of collateral, and financial condition of the borrowers.  Specific loan loss allowances are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral.  General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, and management’s judgment.

Although management believes that adequate specific and general allowances for loan losses are established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may be necessary.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  The Bank does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied to principal.

    Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, investment and mortgage-backed securities and loans.

Cash and cash equivalents include amounts placed with highly rated financial institutions.  Securities include securities backed by the U.S. Government and other highly rated instruments.  The Bank’s lending activity is primarily concentrated in loans collateralized by real estate in the State of New Jersey.  As a result, credit risk related to loans is broadly dependent on the real estate market and general economic conditions in the State.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

Premises and Equipment

Land is carried at cost.  Buildings, building improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization.  Significant renovations and additions are charged to the property and equipment account.  Maintenance and repairs are charged to expense in the period incurred.  Depreciation charges are computed on the straight-line method over the following estimated useful lives of each type of asset.

Years

Buildings	40
Building improvements	7 - 40
Furniture, fixtures and equipment	3 - 5
Leasehold improvements	Shorter of useful life or term of lease

Federal Home Loan Bank (“FHLB”) of New York Stock

Federal law requires a member institution of the FHLB system to hold stock of its district FHLB according to a predetermined formula. Such stock is carried at cost.

Management evaluates the FHLB of New York stock for impairment in accordance with guidance on accounting by entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB of New York as compared to the capital stock amount for the FHLB of New York and the length of time this situation has persisted, (2) commitments by the FHLB of New York to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB of New York, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB of New York.

No impairment charges were recorded related to the FHLB of New York stock during 2013, 2012, or 2011.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2013, the Bank owned seven properties totaling $2,227,000. At December 31, 2012, the Bank owned twelve properties totaling $3,274,000.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to make loans secured by real estate and to purchase securities. The potential for interest-rate risk exists as a result of the difference in duration of the Bank’s interest-sensitive liabilities compared to its interest-sensitive assets.  For this reason, management regularly monitors the maturity structure of the Bank’s interest-earning assets and interest-bearing liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.  Income taxes are allocated to the Company and its subsidiaries based upon their respective income or loss included in the consolidated income tax return.  Separate state income tax returns are filed by the Company and its subsidiaries.

Federal and state income tax expense has been provided on the basis of reported income.  The amounts reflected on the tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes. The tax effect of these temporary differences is accounted for as deferred taxes applicable to future periods.  Deferred income tax expense or (benefit) is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not more likely than not to be realized.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. The Company did not recognize any interest in 2011, however the Company did recognize $11,000 for penalties assessed during an audit of prior periods.  The Company did not recognize any interest and penalties for the years ended December 31, 2013 and 2012. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2012,  2011, and 2010. The tax years subject to examination by the State taxing authority are the years ended December 31, 2012,  2011,  2010,  and 2009.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income (loss) per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.  Dilution is not applicable in periods of net loss.  For the years ended December 31, 2013 and 2012, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income (loss) were necessary in calculating basic and diluted net income (loss) per share. For the years ended December 31, 2013 and 2012, the weighted average number of outstanding options considered to be anti-dilutive was 213,482, and 0.

Stock-Based Compensation Plans

The Company, under plans approved by its stockholders in 2011, 2003 and 2002, has granted stock options to employees and outside directors.  See note 12 for additional information as to option grants. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to all options granted are estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility using this options expected term. The Company used the mid-point of the original vesting period and original option life to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these option awards, which have graded vesting, on a straight-line basis over the requisite service period of these awards.

Benefit Plans

The Company acquired through the merger with Pamrapo Bancorp, Inc. a non-contributory defined benefit pension plan covering all eligible employees of Pamrapo Savings Bank. Effective January 1, 2010, the defined benefit pension plan (the “Pension Plan”), was frozen by Pamrapo Savings Bank. All benefits for eligible participants accrued in the “Pension Plan” to the freeze date have been retained. The benefits are based on years of service and employee’s compensation. The defined benefit plan is funded in conformity with funding requirements of applicable government regulations. Prior service costs for the defined benefit plan generally are amortized over the estimated remaining service periods of employees. Additionally, with the merger with Pamrapo Bancorp, Inc.,  certain former employees of Pamrapo Bank are covered under a Supplemental Executive Retirement Plan (“SERP”), an unfunded non-qualified deferred retirement plan.  Participants who retire at the age of 65 (the “Normal Retirement Age”), are entitled to an annual retirement benefit equal to 75% of compensation reduced by their retirement plan annual benefits. Participants retiring before the Normal Retirement Age receive the same benefits reduced by a percentage based on years of service to the Company and the number of years prior to the Normal Retirement Age that participants retire.

Comprehensive Income (Loss)

The Company records unrealized gains and losses, net of deferred income taxes, on securities available for sale in accumulated other comprehensive income (loss).  Realized gains and losses, if any, are reclassified to non-interest income upon sale of the related securities or upon the recognition of an impairment loss.  Accumulated other comprehensive income (loss) also includes benefit plan amounts recognized in accordance with ASC 715, Compensation-Retirement Benefits, which reflect, net of tax, the unrecognized gains (losses) on the benefit plans.

Reclassification

     Certain amounts as of and for the years ended December 31, 2012 and 2011 have been reclassified to conform to the current year’s presentation. These changes had no effect on the Company’s results of operations or financial position.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2014-04, Receivable-Troubled Debt Restructurings by Creditors (Sub-Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that  the loan should be derecognized and the real estate recognized. They clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. Retrospective application is permitted. The Company does not believe this pronouncement, when adopted, will have a material impact on the Company’s results of operations or financial position.

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

Note 3 - Related Party Transactions

The Bank leases a property from NEW BAY LLC (“NEW BAY”), a limited liability corporation 100% owned by a majority of the Directors and officers of the Bank.  In conjunction with the lease, NEW BAY substantially removed the pre-existing structure on the site and constructed a new building suitable to the Bank for its banking operations.  Under the terms of the lease, the cost of this project was reimbursed to NEWBAY by the Bank. The amount reimbursed, which occurred during the year 2000, was $943,000, and is included in property and equipment under the caption “Building and improvements” (see Note 7).

On May 1, 2006, the Bank renegotiated the lease to a twenty-five year term.  The Bank paid NEW BAY $165,000 a year ($13,750 per month) for the first 60 months which is included in the consolidated statements of operations for 2013, 2012, and 2011 within occupancy expense of premises. The rent shall be reset every five years thereafter at the fair market rental value at the end of each preceding five year period. The Bank expects to pay NEW BAY $165,000 for the year 2014.

On February 8, 2012, the Bank entered into a two year lease of a warehouse with a Director of the Bank.  The purpose of the lease is to store documents, consumable supplies, equipment, and furniture not currently in use by the Bank.  The Bank paid $20,400 in the year 2013, which is reflected in the 2013 Consolidated Statement of Operations within occupancy expense of premises. The Bank expects to pay $20,400 for the year 2014.

The Bank leases a property in Woodbridge, New Jersey from ACB Development LLC, a portion of which is owned by two Directors. During 2013, the total lease payments of $165,106 were made to the limited liability company. Payments under the lease currently total $13,953 per month. The Bank paid $114,000 in rent in the year 2013, which is reflected in the 2013 Consolidated Statement of Operations within occupancy expense of premises. The Bank expects to pay $120,000 for the year 2014.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4- Securities Available for Sale

The following table presents the cost and gross unrealized gains and losses on securities available for sale as of December 31, 2013 and 2012:

December 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$97	$1,007	$-	$1,104

December 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$1,097	$143	$-	$1,240

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
December 31, 2013
Equity Securities-Financial Institutions	$—	$—	$—	$—	$—	$—

December 31, 2012
Equity Securities-Financial Institutions	$—	$—	$—	$—	$—	$—

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities held to maturity as of December 31, 2013:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$998	$—	$(2)	$996
Due after five years through ten years	3,163	—	(135)	3,028
Due after ten years	108,698	2,239	(1,192)	109,745
	112,859	2,239	(1,329)	113,769
Municipal obligations:
Due after five to ten years	1,357	32	—	1,389
	1,357	32	—	1,389

	$114,216	$2,271	$(1,329)	$115,158

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities held to maturity as of December 31, 2012:

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

The amortized cost and carrying values shown above are by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. As of December 31, 2013 and 2012, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

In 2013 and 2012, management decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, with the intent to hold to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance purchased has been amortized prior to the sale. During the years ended December 31, 2013, 2012, and 2011, proceeds from sales of securities held to maturity meeting the 85% threshold totaled approximately $9.5 million and $30.6 million, respectively, and resulted in gross gains of approximately $401,000,  $405,000,  and $25,000,  respectively, and gross losses of approximately $23,000,  $56,000,  and $7,000,  respectively. There were no sales of held to maturity securities that did not meet the 85% threshold.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2013
Residential mortgage-backed securities	$42,894	$(1,329)	$-	$-	$42,894	$(1,329)

	$42,894	$(1,329)	$-	$-	$42,894	$(1,329)

December 31, 2012
Residential mortgage-backed securities	$14,093	$(56)	$-	$-	$14,093	$(56)

	$14,093	$(56)	$-	$-	$14,093	$(56)

At December 31, 2013, management concluded that the unrealized losses above (which related to 28 mortgage-backed securities) are temporary in nature since they are related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Company has not decided to sell these securities and has concluded that it is unlikely it would be required to sell these securities prior to the anticipated recovery of the unrealized losses.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at December 31, 2013 and December 31, 2012 by segment and class:

	December 31, 2013	December 31, 2012
	(In Thousands)
Originated loans:
Residential one-to-four family	$97,581	$78,007
Commercial and multi-family	549,918	435,371
Construction	37,307	22,267
Commercial business(1)	52,659	47,250
Home equity(2)	28,660	25,964
Consumer	533	565

Sub-total	766,658	609,424

Acquired loans recorded at fair value:
Residential one-to-four family	100,612	121,983
Commercial and multi-family	126,123	149,454
Construction	200	1,043
Commercial business(1)	10,478	12,177
Home equity(2)	27,313	34,289
Consumer	919	1,069

Sub-total	265,645	320,015

Acquired loans with deteriorated credit:
Residential one-to-four family	2,141	2,936
Commercial and multi-family	2,081	3,443
Construction	-	-
Commercial business(1)	371	241
Home equity(2)	90	140
Consumer	-	-

Sub-total	4,683	6,760

Total Loans	1,036,986	936,199

Less:
Deferred loan fees, net	(2,300)	(1,535)
Allowance for loan losses	(14,342)	(12,363)

	(16,642)	(13,898)

Total Loans, net	$1,020,344	$922,301

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

At December 31, 2013 and 2012, loans serviced by the Bank for the benefit of others, which consist of participation interests in loans originated by the Bank, totaled approximately $16.7 million and $11.9 million, respectively.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	December 31,	December 31,
	2013	2012

Unpaid principal balance	$274,205	$330,090
Recorded investment	270,328	326,717

The following table presents changes in the accretable discount on loans acquired for the years ended December 31, 2013 and 2012. (In Thousands):

	Years Ended December 31,
	2013	2012

Balance, Beginning of Period	$136,209	$180,722
Acquisitions	-	-
Accretion	(33,976)	(44,986)
Net Reclassification from Non-Accretable Difference	221	473
Balance, End of Period	$102,454	$136,209

The following table presents changes in the non-accretable yield on loans acquired for the years ended December 31, 2013 and 2012. (In Thousands):

	Years Ended December 31,
	2013	2012

Balance, Beginning of Period	$4,835	$7,867
Loans Sold	-	(2,150)
Amounts not recognized due to chargeoffs on
transfers to other real estate	(201)	(409)
Net Reclassification to Accretable Difference	(221)	(473)
Balance, End of Period	$4,413	$4,835

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The Bank grants loans to its officers and directors and to their associates.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.  The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2013	2012

	(In Thousands)

Balance – beginning	$8,055	$8,509
Loans originated	5,893	400
Changes in related party status	223	-
Collections of principal	(3,654)	(854)

Balance - ending	$10,517	$8,055

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

The methodology includes the segregation of the loan portfolio into two divisions.  Loans that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance of performing loans is evaluated based on historical loan experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans are loans which are more than 90 days delinquent or troubled debt restructured.  These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly.

The loan portfolio is segmented into the following loan classes, where the risk level for each class is analyzed when determining the allowance for loan losses:

Residential single family real estate loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate residential family real estate loans decreases the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk may be affected by a number of factors including, but not necessarily limited to, job loss, divorce, illness and personal bankruptcy of the borrower.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

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

Commercial business lending, including lines of credit, is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans are primarily secured by inventories and other business assets. In most cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

Home equity lending entails certain risks such as interest rate risk and risk of non-repayment. The marketability of the underlying property may be adversely affected by higher interest rates, decreasing the collateral securing the loan. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower. Home equity line of credit lending entails securing an equity interest in the borrower’s home. In many cases, the Bank’s position in these loans is as a junior lien holder to another institution’s superior lien. This type of lending is often priced on an adjustable rate basis with the rate set at or above a predefined index. Adjustable-rate loans decreases the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.

Other consumer loans generally have more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally have shorter terms and higher interest rates than other lending. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

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

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of December 31, 2013, we had $5.2 million in assets classified as doubtful, of which $5.2 million were classified as impaired, $17.6 million in assets classified as substandard, of which $17.6 million were classified as impaired and $22.5 million in assets classified as special mention, of which $13.9 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2013 and recorded investment in loans receivable at December 31, 2013. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

			Commercial &		Commercial	Home
	Residential		Multi-family	Construction	Business (1)	equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$1,143		$7,088	$866	$576		$284		$41		$32		$10,030
Acquired loans recorded at fair value:	719		963	93	244		191		18		-		2,228
Acquired loans with deteriorated credit:	105		-	-	-		-		-		-		105
Beginning Balance, December 31, 2012	1,967		8,051	959	820		475		59		32		12,363

Charge-offs:
Originated Loans:	6	-	27	-	233	-	1	-	-	-	-	-	267
Acquired loans recorded at fair value:	23	-	89	132	141	-	301	-	-	-	-	-	686
Acquired loans with deteriorated credit:	11	-	7	-	-	-	-	-	-	-	-	-	18
Sub-total:	40		123	132	374		302		-		-		971

Recoveries:
Originated Loans:	42		-	3	-		6		-		-		51
Acquired loans recorded at fair value:	-		95	-	31		-		-		-		126
Acquired loans with deteriorated credit:	4		1	-	16		2		-		-		23
Sub-total:	46		96	3	47		8		-		-		200

Provisions:
Originated Loans:	550		358	(169)	952		74		(38)		51		1,778
Acquired loans recorded at fair value:	136		775	40	(90)		239		(18)		-		1,082
Acquired loans with deteriorated credit:	(98)		6	-	(16)		(2)		-		-		(110)
Sub-total:	588		1,139	(129)	846		311		(56)		51		2,750

Totals:
Originated Loans:	1,729		7,419	700	1,295		363		3		83		11,592
Acquired loans recorded at fair value:	832		1,744	1	44		129		-		-		2,750
Acquired loans with deteriorated credit:	-		-	-	-		-		-		-		-
Ending Balance, December 31, 2013	$2,561		$9,163	$701	$1,339		$492		$3		$83		$14,342

Loans Receivables:

Ending Balance Originated Loans:	97,581		549,918	37,307	52,659		28,660		533		-		766,658
Ending Balance Acquired Loans:	100,612		126,123	200	10,478		27,313		919		-		265,645
Ending Balance Acquired loans with deteriorated credit:	2,141		2,081	-	371		90		-		-		4,683
Total Gross Loans:	$200,334		$678,122	$37,507	$63,508		$56,063		$1,452		$-		$1,036,986

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,840		8,638	-	3,870		833		-		-		15,181
Ending Balance Acquired Loans:	9,930		13,434	-	-		1,460		5		-		24,829
Ending Balance Acquired loans with deteriorated credit:	2,141		1,815	-	371		90		-		-		4,417
Ending Balance Loans individually evaluated
for impairment:	$13,911		$23,887	$-	$4,241		$2,383		$5		$-		$44,427

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	95,741		541,280	37,307	48,789		27,827		533		-		751,477
Ending Balance Acquired Loans:	90,682		112,689	200	10,478		25,853		914		-		240,816
Ending Balance Acquired loans with deteriorated credit:	-		266	-	-		-		-		-		266
Ending Balance Loans collectively evaluated
for impairment:	$186,423		$654,235	$37,507	$59,267		$53,680		$1,447		$-		$992,559
__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

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

			Commercial &			Commercial		Home
	Residential		Multi-family	Construction		Business (1)		Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$1,086		$4,769		$183		$795		$329		$10		$-		$7,172
Acquired loans recorded at fair value:	1,012		559		6		92		315		-		-		1,984
Acquired loans with deteriorated credit:	581		470		115		154		33		-		-		1,353
Beginning Balance, December 31, 2011	2,679		5,798		304		1,041		677		10		-		10,509

Charge-offs:
Originated Loans:	253	-	468	-	4	-	541	-	5	-	-	-	-	-	1,271
Acquired loans recorded at fair value:	540	-	867	-	288	-	96	-	19	-	-	-	-	-	1,810
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	793		1,335		292		637		24		-		-		3,081

Recoveries:
Originated Loans:	-		35		-		-		-		-		-		35
Acquired loans recorded at fair value:	-		-		-		-		-		-		-		-
Acquired loans with deteriorated credit:	-		-		-		-		-		-		-		-
Sub-total:	-		35		-		-		-		-		-		35

Provisions:
Originated Loans:	310		2,752		687		322		(40)		31		32		4,094
Acquired loans recorded at fair value:	247		1,271		375		248		(105)		18		-		2,054
Acquired loans with deteriorated credit:	(476)		(470)		(115)		(154)		(33)		-		-		(1,248)
Sub-total:	81		3,553		947		416		(178)		49		32		4,900

Totals:
Originated Loans:	1,143		7,088		866		576		284		41		32		10,030
Acquired loans recorded at fair value:	719		963		93		244		191		18		-		2,228
Acquired loans with deteriorated credit:	105		-		-		-		-		-		-		105
Ending Balance, December 31, 2012	$1,967		$8,051		$959		$820		$475		$59		$32		$12,363

Loans Receivable:

Ending Balance Originated Loans:	78,007		435,371		22,267		47,250		25,964		565		-		609,424
Ending Balance Acquired loans recorded at fair value:	121,983		149,454		1,043		12,177		34,289		1,069		-		320,015
Ending Balance Acquired loans with deteriorated credit:	2,936		3,443		-		241		140		-		-		6,760
Total Gross Loans:	$202,926		$588,268		$23,310		$59,668		$60,393		$1,634		$-		$936,199

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,148		9,310		-		2,874		395		-		-		13,727
Ending Balance Acquired loans recorded at fair value:	9,702		14,277		130		432		2,163		-		-		26,704
Ending Balance Acquired loans with deteriorated credit:	2,183		2,802		-		241		93		-		-		5,319
Ending Balance Loans individually evaluated
for impairment:	$13,033		$26,389		$130		$3,547		$2,651		$-		$-		$45,750

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	76,859		426,061		22,267		44,376		25,569		565		-		595,697
Ending Balance Acquired loans recorded at fair value:	112,281		135,177		913		11,745		32,126		1,069		-		293,311
Ending Balance Acquired loans with deteriorated credit:	753		641		-		-		47		-		-		1,441
Ending Balance Loans collectively evaluated
for impairment:	$189,893		$561,879		$23,180		$56,121		$57,742		$1,634		$-		$890,449

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

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

		Commerical		Commercial	Home
	Residential	& Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Beginning balance	$171	$6,179	$426	$1,286	$204	$18	$133	$8,417

Charge-offs	$122	$1,173	$687	$24	$-	$27	$-	$2,033
Recoveries	$-	$25	$-	$-	$-	$-	$-	$25
Provisions	$2,630	$767	$565	$(221)	$473	$19	$(133)	$4,100

Ending balance	$2,679	$5,798	$304	$1,041	$677	$10	$-	10,509

Ending balance: individually evaluated for impairment	$550	$2,674	$-	$95	$72	$-	$-	$3,391

Ending balance: collectively evaluated for impairment	$1,548	$2,654	$189	$792	$572	$10	$-	$5,765

Ending balance: loans acquired with deteriorated credit quality	$581	$470	$115	$154	$33	$-	$-	$1,353

Loans receivables:

Ending balance	$218,085	$472,424	$17,000	$74,573	$69,075	$1,308	$-	$852,465

Ending balance: individually evaluated for impairment	$14,006	$39,461	$1,513	$4,307	$1,850	$-	$-	$61,137

Ending balance: collectively evaluated for impairment	$194,862	$429,355	$13,236	$70,012	$66,613	$1,308	$-	$775,386

Ending balance: loans acquired with deteriorated credit quality	$9,217	$3,608	$2,251	$254	$612	$-	$-	$15,942

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, at December 31, 2013 and 2012, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.  As of December 31, 2013 and 2012, non-accrual  loans differed from the amount of total  loans past due greater than 90 days due to  troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of December 31, 2013	As of December 31, 2012
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$144	$-
Commercial and multi-family	5,158	2,325
Construction	521	-
Commercial business(1)	2,279	2,105
Home equity(2)	309	129
Consumer	-	-

Sub-total:	$8,411	$4,559

Acquired loans recorded at fair value:
Residential one-to-four family	$4,685	$2,163
Commercial and multi-family	6,575	10,612
Construction	-	130
Commercial business(1)	-	813
Home equity(2)	757	1,435
Consumer	-	-

Sub-total:	$12,017	$15,153

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	106
Construction	-	-
Commercial business(1)	-	241
Home equity(2)	137	-
Consumer	-	-

Sub-total:	$137	$347

Total	$20,565	$20,059

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2013, 2012 and 2011 would have been approximately $1.36 million, $1.06 million and $2.85 million, respectively. Interest income recognized on such loans was approximately $769,000, $649,000 and $968,000 respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2013 and 2012, there were $0.00 and $2.84 million in loans which were more than ninety days past due and still accruing interest, respectively.

During 2012, the Bank sold approximately $25.9 million of non-performing loans for the purposes of eliminating future carrying costs associated with these non-interest earning assets and improving the overall quality of the loan portfolio. The sale of this sub-set of the non-performing loan portfolio for approximately $15.1 million in cash proceeds resulted in a pre-tax loss of approximately $10.8 million. The loans sold consisted of $14.6 million of commercial and multi-family real estate loans, $9.1 million in residential mortgage loans, $1.1 million of home equity loans, $781,000 of commercial business loans, and $313,000 of construction loans.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class for the years ended December 31, 2013 and December 31, 2012. (In Thousands):

	As of December 31, 2013			As of December 31, 2012
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$417	$444	$-	$418	$418	$-
Commercial and multi-family	3,388	3,394	-	4,197	4,197	-
Construction	-	-	-	-	-	-
Commercial business(1)	2,766	2,776	-	1,802	1,802	-
Home equity(2)	402	402	-	297	297	-
Consumer	-	-	-	-	-	-

Sub-total:	$6,973	$7,016	$-	$6,714	$6,714	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$4,463	$4,489	$-	$2,930	$2,930	$-
Commercial and Multi-family	3,064	3,098	-	6,187	6,187	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	126	126	-
Home equity(2)	835	922	-	1,523	1,523	-
Consumer	5	5	-	-	-	-

Sub-total:	$8,367	$8,514	$-	$10,766	$10,766	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$2,141	$2,879	$-	$1,676	$2,366	$-
Commercial and Multi-family	1,815	2,312	-	2,802	3,443	-
Construction	-	-	-	-	-	-
Commercial business(1)	371	652	-	327	621	-
Home equity(2)	90	138	-	93	139	-
Consumer	-	-	-	-	-	-

Sub-total:	$4,417	$5,981	$-	$4,898	$6,569	$-

Total Impaired Loans
with no related allowance recorded:	$19,757	$21,511	$-	$22,378	$24,049	$-

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class for the years ended December 31, 2013 and December 31, 2012. (In Thousands):

		As of December 31, 2013			As of December 31, 2012
		Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans		Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family		$1,423	$1,423	$159	$730	$730	$33
Commercial and Multi-family		5,250	5,328	298	5,113	5,113	399
Construction		-	-	-	-	-	-
Commercial business(1)		1,104	1,104	498	1,072	1,072	105
Home equity(2)		431	431	6	98	98	1
Consumer		-	-	-	-	-	-

Sub-total:		$8,208	$8,286	$961	$7,013	$7,013	$538

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family		$5,467	$5,477	$331	$6,772	$6,772	$359
Commercial and Multi-family		10,370	10,418	1,276	8,090	8,090	662
Construction		-	-	-	130	130	96
Commercial business(1)		-	-	-	306	306	248
Home equity(2)		625	625	64	640	640	112
Consumer		-	-	-	-	-	-

Sub-total		$16,462	$16,520	$1,671	$15,938	$15,938	$1,477

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$		$-	$-	$507	$570	$105
Commercial and Multi-family		-	-	-	-	-	-
Construction		-	-	-	-	-	-
Commercial business(1)		-	-	-	-	-	-
Home equity(2)		-	-	-	-	-	-
Consumer		-	-	-	-	-	-

Sub-total:		$-	$-	$-	$507	$570	$105

Total Impaired Loans
with an allowance recorded:		$24,670	$24,806	$2,632	$23,458	$23,521	$2,120

Total Impaired Loans
with no related allowance recorded:		$19,757	$21,511	$-	$22,378	$24,049	$-

Total Impaired Loans:		$44,427	$46,317	$2,632	$45,836	$47,570	$2,120

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with no related allowance recorded by portfolio class for the years ended December 31, 2013 and 2012. (In Thousands):

	Years Ended December 31,
	2013	2013	2012	2012

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$458	$25	$1,990	$58
Commercial and multi-family	4,676	206	11,236	233
Construction	-	-	1,044	102
Commercial business(1)	2,599	159	2,175	68
Home equity(2)	306	13	531	10
Consumer	6	1	-	-

Sub-total:	$8,045	$404	$16,976	$471

Acquired loans recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$4,094	$177	$1,603	$93
Commercial and Multi-family	5,000	211	5,513	198
Construction	40	2	115	-
Commercial business(1)	69	4	171	1
Home equity(2)	1,296	45	1,258	30
Consumer	3	1	2	-

Sub-total:	$10,502	$440	$8,662	$322

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,871	$120	$2,091	$64
Commercial and Multi-family	2,153	116	3,481	72
Construction	-	-	15	-
Commercial business(1)	345	18	213	-
Home equity(2)	92	9	138	3
Consumer	-	-	-	-

Sub-total:	$4,461	$263	$5,938	$139

Total Impaired Loans
with no related allowance recorded:	$23,008	$1,107	$31,576	$932

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with allowance recorded by portfolio class for the years ended December 31, 2013 and 2012. (In Thousands):

	Years Ended December 31,
	2013	2013	2012	2012

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$1,177	$60	$1,606	$56
Commercial and Multi-family	5,088	308	5,913	275
Construction	-	-	-	-
Commercial business(1)	1,185	79	1,900	31
Home equity(2)	294	19	99	6
Consumer	-	-	48	-

Sub-total:	$7,744	$466	$9,566	$368

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$6,177	$223	$5,876	$389
Commercial and Multi-family	8,954	310	6,500	313
Construction	78	-	53	6
Commercial business(1)	255	-	364	-
Home equity(2)	532	30	482	22
Consumer	1	-	-	-

Sub-total	$15,997	$563	$13,275	$730

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$287	$2	$1,335	$35
Commercial and Multi-family	-	-	473	-
Construction	-	-	127	-
Commercial business(1)	-	-	66	-
Home equity(2)	-	-	35	-
Consumer	-	-	-	-

Sub-total:	$287	$2	$2,036	$35

Total Impaired Loans
with an allowance recorded:	$24,028	$1,031	$24,877	$1,133

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2013, excluding the purchase impairment mark on the acquired loans with deteriorated credit:

	Accrual		Non-accrual		Total
December 31, 2013	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	7	$1,988	1	$27	8	$2,015
Commercial and multi-family	4	3,052	8	4,139	12	7,191
Construction	-	-	-	-	-	-
Commercial business(1)	3	1,591	-	-	3	1,591
Home equity(2)	3	571	-	-	3	571
Consumer	-	-	-	-	-	-

Sub-total:	17	$7,202	9	$4,166	26	$11,368

Acquired loans recorded at fair value:
Residential one-to-four family	25	$5,673	8	$2,564	33	$8,237
Commercial and Multi-family	15	6,545	9	3,606	24	10,151
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	6	704	-	-	6	704
Consumer	-	-	-	-	-	-

Sub-total:	46	$12,922	17	$6,170	63	$19,092

Acquired loans with deteriorated credit:
Residential one-to-four family	7	$1,795	-	$-	7	$1,795
Commercial and Multi-family	4	1,816	-	-	4	1,816
Construction	-	-	-	-	-	-
Commercial business(1)	4	371	-	-	4	371
Home equity(2)	-	-	1	91	1	91
Consumer	-	-	-	-	-	-

Sub-total:	15	$3,982	1	$91	16	$4,073

Total	78	$24,106	27	$10,427	105	$34,533

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2012, excluding the purchase impairment mark on the acquired loans with deteriorated credit:

	Accrual		Non-accrual		Total
December 31, 2012	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	5	$1,147	-	$-	5	$1,147
Commercial and multi-family	5	5,494	6	2,325	11	7,819
Construction	-	-	-	-	-	-
Commercial business(1)	3	1,608	1	1,266	4	2,874
Home equity(2)	3	253	-	-	3	253
Consumer	-	-	-	-	-	-

Sub-total:	16	$8,502	7	$3,591	23	$12,093

Acquired loans recorded at fair value:
Residential one-to-four family	31	$9,252	5	$1,037	36	$10,289
Commercial and Multi-family	15	6,935	6	3,139	21	10,074
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	7	653	2	276	9	929
Consumer	-	-	-	-	-	-

Sub-total:	53	$16,840	13	$4,452	66	$21,292

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	-	$-	-	$-
Commercial and Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	-	$-	-	$-	-	$-

Total	69	$25,342	20	$8,043	89	$33,385

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The following table summarizes information in regards to troubled debt restructurings during the year ended December 31, 2013. (In thousands):

Year Ended December 31, 2013		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$509	$652
Commercial and multi-family	4	3,009	3,044
Construction	-	-	-
Commercial business(1)	2	1,053	1,075
Home equity(2)	1	345	350
Consumer	-	-	-

Sub-total:	9	$4,916	$5,121

Acquired loans recorded at fair value:
Residential one-to-four family	5	$2,123	$2,158
Commercial and Multi-family	7	3,309	3,475
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	5	459	460
Consumer	-	-	-

Sub-total:	17	$5,891	$6,093

Acquired loans with deteriorated credit:
Residential one-to-four family	1	$249	$249
Commercial and Multi-family	2	1,677	928
Construction	-	-	-
Commercial business(1)	3	241	253
Home equity(2)	1	140	140
Consumer	-	-	-

Sub-total:	7	$2,307	$1,570

Total	33	$13,114	$12,784

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The loans included above are considered TDRs as a result of the Bank implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate to a below market rate, accepting interest only for a period of time or a change in amortization period. As of December 31, 2013 and 2012, TDRs totaled $12.1 million and $13.9 million, respectively. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings during the year ended December 31, 2012. (In thousands):

Year Ended December 31, 2012		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$410	$410
Commercial and multi-family	10	6,051	6,051
Construction	-	-	-
Commercial business(1)	1	531	531
Home equity(2)	2	226	226
Consumer	-	-	-

Sub-total:	15	$7,218	$7,218

Acquired loans recorded at fair value:
Residential one-to-four family	10	$3,003	$3,003
Commercial and Multi-family	5	2,333	2,333
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	3	308	308
Consumer	-	-	-

Sub-total:	18	$5,644	$5,644

Acquired loans with deteriorated credit:
Residential one-to-four family	1	$1,027	$1,027
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$1,027	$1,027

Total	34	$13,889	$13,889

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default, within twelve months of restructuring, (In thousands):

Year Ended December 31, 2013
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	93
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$93

Acquired loans recorded at fair value:
Residential one-to-four family	4	$1,712
Commercial and Multi-family	2	1,592
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	99
Consumer	-	-

Sub-total:	7	$3,403

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	138
Consumer	-	-

Sub-total:	1	$138

Total	9	$3,634

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default, within twelve months of restructuring, (In thousands):

Year Ended December 31, 2012
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	451
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	451

Acquired loans recorded at fair value:
Residential one-to-four family	2	$364
Commercial and Multi-family	1	658
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	31
Consumer	-	-

Sub-total:	4	1,053

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	-

Total	5	$1,504

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2013:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,221	$1,446	$-	$2,667	$94,914	$97,581	$-
Commercial and multi-family	7,170	-	873	8,043	541,875	549,918	-
Construction	1,174	-	-	1,174	36,133	37,307	-
Commercial business(1)	627	-	290	917	51,742	52,659	-
Home equity(2)	126	-	49	175	28,485	28,660	-
Consumer	8	-	-	8	525	533	-

Sub-total:	$10,326	$1,446	$1,212	$12,984	$753,674	$766,658	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$2,223	$1,341	$2,148	$5,712	$94,900	100,612	$-
Commercial and multi-family	5,638	2,882	3,479	11,999	114,124	126,123	-
Construction	-	-	-	-	200	200	-
Commercial business(1)	175	-	-	175	10,303	10,478	-
Home equity(2)	1,220	153	149	1,522	25,791	27,313	-
Consumer	28	2	-	30	889	919	-

Sub-total:	$9,284	$4,378	$5,776	$19,438	$246,207	$265,645	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$2,141	$2,141	$-
Commercial and multi-family	-	-	-	-	2,081	2,081	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	371	371	-
Home equity(2)	-	-	-	-	90	90	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$4,683	$4,683	$-

Total	$19,610	$5,824	$6,988	$32,422	$1,004,564	$1,036,986	$-

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2012:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Originated loans:
Residential one-to-four family	$2,055	$367	$-	$2,422	$75,585	$78,007	$-
Commercial and multi-family	14,370	2,898	690	17,958	417,413	435,371	-
Construction	2,236	1,174	-	3,410	18,857	22,267	-
Commercial business(1)	1,495	152	840	2,487	44,763	47,250	-
Home equity(2)	342	394	129	865	25,099	25,964	-
Consumer	-	-	-	-	565	565	-

Sub-total:	$20,498	$4,985	$1,659	$27,142	$582,282	$609,424	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$5,511	$1,574	$2,348	$9,433	$112,550	121,983	$1,223
Commercial and multi-family	9,446	2,347	7,183	18,976	130,478	149,454	1,386
Construction	301	-	130	431	612	1,043	-
Commercial business(1)	-	-	674	674	11,503	12,177	-
Home equity(2)	1,038	323	1,387	2,748	31,541	34,289	227
Consumer	-	-	-	-	1,069	1,069	-

Sub-total:	$16,296	$4,244	$11,722	$32,262	$287,753	$320,015	$2,836

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$2,936	2,936	$-
Commercial and multi-family	-	-	1,402	1,402	2,041	3,443	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	241	241	-
Home equity(2)	-	-	-	-	140	140	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$1,402	$1,402	$5,358	$6,760	$-

Total	$36,794	$9,229	$14,783	$60,806	$875,393	$936,199	$2,836

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2013. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$95,585	$553	$1,245	$198	$-	$97,581
Commercial and multi-family	539,796	5,022	2,899	2,201	-	549,918
Construction	37,307	-	-	-	-	37,307
Commercial business(1)	45,010	6,581	524	544	-	52,659
Home equity(2)	27,643	642	375	-	-	28,660
Consumer	495	38	-	-	-	533

Sub-total:	$745,836	$12,836	$5,043	$2,943	$-	$766,658

Acquired loans recorded at fair value:
Residential one-to-four family	$92,351	$3,049	$5,212	$-	$-	100,612
Commercial and multi-family	114,034	4,594	5,214	2,281	-	126,123
Construction	200	-	-	-	-	200
Commercial business(1)	10,478	-	-	-	-	10,478
Home equity(2)	26,254	264	795	-	-	27,313
Consumer	914	-	5	-	-	919

Sub-total:	$244,231	$7,907	$11,226	$2,281	$-	$265,645

Acquired loans with deteriorated credit:
Residential one-to-four family	$278	$1,040	$823	$-	$-	2,141
Commercial and multi-family	1,332	749	-	-	-	2,081
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	371	-	-	371
Home equity(2)	-	-	90	-	-	90
Consumer	-	-	-	-	-	-

Sub-total:	$1,610	$1,789	$1,284	$-	$-	$4,683

Total Gross Loans	$991,677	$22,532	$17,553	$5,224	$-	$1,036,986

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2012. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$75,151	$1,293	$1,563	$-	$-	$78,007
Commercial and multi-family	421,515	6,274	5,600	1,982	-	435,371
Construction	21,826	-	441	-	-	22,267
Commercial business(1)	42,442	2,915	821	1,072	-	47,250
Home equity(2)	25,190	589	185	-	-	25,964
Consumer	529	-	36	-	-	565

Sub-total:	$586,653	$11,071	$8,646	$3,054	$-	$609,424

Acquired loans recorded at fair value:
Residential one-to-four family	$114,027	$4,445	$2,592	$919	$-	$121,983
Commercial and multi-family	133,836	6,756	7,632	1,230	-	149,454
Construction	913	-	-	130	-	1,043
Commercial business(1)	11,561	-	267	349	-	12,177
Home equity(2)	32,620	409	1,260	-	-	34,289
Consumer	1,069	-	-	-	-	1,069

Sub-total:	$294,026	$11,610	$11,751	$2,628	$-	$320,015

Acquired loans with deteriorated credit:
Residential one-to-four family	$875	$563	$1,498	$-	$-	$2,936
Commercial and multi-family	1,645	1,787	11	-	-	3,443
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	241	-	-	241
Home equity(2)	47	93	-	-	-	140
Consumer	-	-	-	-	-	-

Sub-total:	$2,567	$2,443	$1,750	$-	$-	$6,760

Total Gross Loans	$883,246	$25,124	$22,147	$5,682	$-	$936,199

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Premises and Equipment

	December 31,
	2013	2012
	(In Thousands)

Land	$1,837	$1,837
Buildings and improvements	11,511	11,490
Leasehold improvements	1,342	1,208
Furniture, fixtures and equipment	5,527	4,031

	20,217	18,566
Accumulated depreciation and amortization	(6,364)	(4,998)

	$13,853	$13,568

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Rental expenses related to the occupancy of premises and related shared costs for common areas totaled $1,252,000,  $1,229,000 and $987,000 for the years ended December 31, 2013, 2012, and 2011, respectively. The minimum obligation under non-cancelable lease agreements expiring through April 30, 2031, for each of the years ended December 31 is as follows (In Thousands):

2014	$ 1,230
2015	1,032
2016	1,020
2017	957
2018	560
Thereafter	4,569

$ 9,368

Note 8 - Interest Receivable

	December 31,
	2013	2012
	(In Thousands)

Loans	$3,782	$3,509
Securities	375	554

	$4,157	$4,063

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Deposits

	December 31,
	2013	2012
	(In Thousands)

Demand:
Non-interest bearing	$107,613	$85,950
NOW	148,804	120,765
Money market	67,153	63,834
	323,570	270,549

Savings and club	264,319	256,769
Certificates of deposit	380,781	413,468

	$968,670	$940,786

At December 31, 2013 and 2012, certificates of deposit of $100,000 or more totaled approximately $229.2 million and $234.6 million, respectively.

The scheduled maturities of certificates of deposit at December 31, 2013, were as follows (In thousands):

Amount

2014	273,092
2015	50,288
2016	25,086
2017	17,873
2018	14,240
Thereafter	202
$380,781

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Short-Term Borrowings and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2013	2012	2011
	(In Thousands)

Balance at end of period	$18,000	$17,000	$-
Average balance outstanding during the year	$133	$145	$-
Highest month-end balance during the year	$25,800	$17,000	$-
Average interest rate during the year	0.37%	0.31%	$-
Weighted average interest rate at year-end	0.40%	0.31%	$-

At December 31, 2013 and 2012 securities held to maturity with carrying values of approximately $27.5 million and $133.9 million, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. In addition, there were $146.8 million in loans pledged at December 31, 2013. No loans were pledged at December 31, 2012.

Long-term debt consists of the following (In Thousands):

		December 31,
		2013		2012
		Weighted Average Rate	Amount	Weighted Average Rate	Amount
Federal Home Loan Bank Advances:
	Maturing by December 31,

	2016	4.28	$55,000	4.28	$55,000
	2017	4.39	55,000	4.39	55,000

		4.33%	$110,000	4.33%	$110,000

Beginning September 7, 2010, the Federal Home Loan Bank of New York (“FHLBNY”) replaced the existing Overnight Repricing Advance Program and its associated companion products, the Overnight Line of Credit (“OLOC”), OLOC Plus, OLOC Companion, and OLOC Companion Plus with the new Overnight Advance. The new Overnight advance permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLBNY. The Bank is no longer restricted to the previous borrowing limits of 10% (OLOC) or up to 20% (OLOC Plus) of total assets. At December 31, 2013, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $603,979,000, based on the borrowing limitations outlined in the Federal Home Loan Bank of New York’s member products guide. The total credit exposure limit of 50% of total assets is recalculated each quarter.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Subordinated Debentures (In Thousands):

The following table summarizes the mandatory redeemable trust preferred securities of the Corporation’s Statutory Trust I at December 31, 2013.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning

6/17/2004	$4,124,000	$1,000 per Capital Security	Floating 3-month LIBOR + 265 Basis Points	6/17/2034	6/17/2009

The Trust Preferred floating rate junior subordinated debenture interest rate adjusts quarterly. The rate paid as of December 31, 2013 and 2012, respectively, was 2.894% and 2.958%.

The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

   Note 12 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Holding Company’s capital adequacy guidelines are not materially different than the capital adequacy guidelines for the Bank.

Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations), to risk-weighted assets, (as defined), and of Tier 1 capital to average assets (as defined).  The following table presents information as to the Bank’s capital levels.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2013
Total capital (to risk-weighted assets)	$ 114,081	13.66%	$≥66,800	≥8.00%	$≥83,500	≥10.00%
Tier 1 capital (to risk-weighted assets)	103,595	12.41	≥33,400	≥4.00	≥50,100	≥6.00
Tier 1 capital (to average assets)	103,595	8.70	≥47,643	≥4.00	≥59,553	≥5.00

As of December 31, 2012
Total capital (to risk-weighted assets)	$ 105,233	14.03%	$≥59,991	≥8.00%	$≥74,988	≥10.00%
Tier 1 capital (to risk-weighted assets)	95,845	12.78	≥29,995	≥4.00	≥44,993	≥6.00
Tier 1 capital (to average assets)	95,845	8.38	≥45,741	≥4.00	≥57,177	≥5.00

As of December 31, 2013 and 2012, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13- Benefits Plans

Pension Plan

The Company acquired through the merger with Pamrapo Bancorp, Inc. a non-contributory defined benefit pension plan covering all eligible employees of Pamrapo Savings Bank. Effective January 1, 2010, the defined benefit pension plan (“Pension Plan”), was frozen by Pamrapo Savings Bank. All benefits for eligible participants accrued in the Pension Plan to the freeze date have been retained. The benefits are based on years of service and employee’s compensation. The Pension Plan is funded in conformity with funding requirements of applicable government regulations. Prior service costs for the Pension Plan generally are amortized over the estimated remaining service periods of employees.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13- Benefits Plans

The following tables set forth the Plan's funded status at December 31, 2013 and 2012 and components of net periodic pension cost for the years ended December 31, 2013 and 2012:

Change in Benefit Obligation:	December 31,
	2013	2012
	(In Thousands)

Benefit obligation, beginning of year	$9,970	$10,338
Interest Cost	393	444
Actuarial (gain) loss	(848)	454
Benefits paid	(537)	(514)
Settlements	(667)	(752)
Benefit obligation, ending	$8,311	$9,970

Change in Plan Assets:

Fair value of assets, beginning of year	$7,004	$4,973
Actual return on plan assets	1,012	597
Employer contributions	1,000	2,700
Benefits paid	(537)	(514)
Settlements	(667)	(752)

Fair value of assets, ending	$7,812	$7,004

Reconciliation of Funded Status:

Accumulated benefit obligation	$8,311	$9,970

Projected benefit obligation	$8,311	$9,970

Fair value of assets	(7,812)	(7,004)

Funded status, included in other liabilities	$(499)	$(2,996)

Valuation assumptions used to determine
benefit obligation at period end:

Discount rate	4.95%	4.05%

Salary Increase Rate	N/A	N/A

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plans (Continued)

Net Periodic Pension Expense:	December 31,
	2013	2012
	(In Thousands)

Interest cost	$393	$444
Expected return on assets	(563)	(463)
Amortization of net loss	73	63
Settlement loss	60	164

Net Periodic Pension (Credit) Cost	$(37)	$208

Valuation assumptions used to determine net periodic benefit cost for the year:

Discount rate	4.05%	4.40%
Long term rate of return on plan assets	8.00%	8.00%
Salary Increase Rate	N/A	N/A

At December 31, 2013 and December 31, 2012, unrecognized net loss of $(756,000) and $(2,187,000), respectively, was included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30. None of the unrecognized net loss is expected to be recognized in net periodic pension expense for the year ended December 31, 2014.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

Plan Assets

Investment Policies and Strategies

The primary long-term objective for the Plan is to maintain assets at a level that will sufficiently cover future beneficiary obligations. The Plan will be structured to include a volatility reducing component (the fixed income commitment) and a growth component (the equity commitment).

To achieve the Plan Sponsor’s long-term investment objectives, the Trustee will invest the assets of the Plan in a diversified combination of asset classes, investment strategies, and pooled vehicles. The asset allocation guidelines in the table below reflect the Bank’s risk tolerance and long-term objectives for the Plan. These parameters will be reviewed on a regular basis and subject to change following discussions between the Bank and the Trustee.

Initially, the following asset allocation targets and ranges will guide the Trustee in structuring the overall allocation in the Plan’s investment portfolio. The Bank or the Trustee may amend these allocations to reflect the most appropriate standards consistent with changing circumstances. Any such fundamental amendments in  strategy will be discussed between the Bank and the Trustee prior to implementation.

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
	Minimum	Target	Maximum
Equity
Large-Cap U.S.		10%
Mid/Small-Cap U.S.		20%
Asset Blend- U.S.		25%
Non-U.S.		5%
Total-Equity	40%	60%	60%

Fixed Income
Long Duration		38%
Money Market/Certificates of Deposit		2%
Total-Fixed Income	40%	40%	60%

The parameters for each asset class provide the Trustee with the latitude for managing the Plan within a minimum and maximum range. The Trustee will have full discretion to buy, sell, invest and reinvest in these asset segments based on these guidelines which includes allowing the underlying investments to fluctuate within the stated policy ranges. The Plan will maintain a cash equivalents component (not to exceed 3% under normal circumstances) within the fixed income allocation for liquidity purposes.

The Trustee will monitor the actual asset segment exposures of the Plan on a regular basis and, periodically, may adjust the asset allocation within the ranges set forth above as it deems appropriate. Periodic reallocations of assets will be based on the Trustee’s perception of the changing risk/return opportunities of the respective asset classes.

Determination of Long-Term Rate–of Return

The long-term rate-of-return-on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Plan’s target allocation, the result is an expected rate of return of 7% to 11%.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

The fair values of the Company’s pension plan assets at December 31, 2013, by asset category (see Note 16 for the definitions of levels), are as follows:

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Mutual funds-Equity
Large-Cap Value (a)	$891,898	$891,898	$-	$-
Mid-Cap Value (b)	447,713	447,713	-	-
Small-Cap Value (c)	455,553	455,553	-	-
Foreign Large Growth (d)	256,040	256,040	-	-

Mutual Funds-Fixed Income
World Bond (e)	827,405	827,405	-	-
Muti Sector Bond (f)	305,923	305,923	-	-
Inflation Protected (g)	620,120	620,120	-	-

Mutual Funds-Asset Allocation/Balanced
Conservative Allocation (h)	2,849,864	2,849,864	-	-
World Allocation (i)	383,271	383,271	-	-

Stock
BCB Common Stock	697,046	697,046	-	-

Cash Equivalents
Money Market	$77,231	$77,231	$-	$-

Total	$7,812,064	$7,812,064	$-	$-

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

a)

Large-value portfolios invest primarily in big U.S. companies that are less expensive or growing more slowly than other large-cap stocks. Stocks in the top 70% of the capitalization of the U.S. equity market are defined as large cap. Value is defined based on low valuations (low price ratios and high dividend yields) and slow growth (low growth rates for earnings, sales, book value, and cash flow.

b)

Some mid-cap value portfolios focus on medium-size companies while others land here because they own a mix of small-, mid-, and large-cap stocks. All look for U.S. stocks that are less expensive or growing more slowly than the market. The U.S. mid-cap range for market capitalization typically falls between $1 billion and $8 billion and represents 20% of the total capitalization of the U.S. equity market. Value is defined based on low valuations (low price ratios and high dividend yields) and slow growth (low growth rates for earnings, sales, book value, and cash flow).

c)

Small-value portfolios invest in small U.S. companies with valuations and growth rates below other small-cap peers. Stocks in the bottom 10% of the capitalization of the U.S. equity market are defined as small cap. Value is defined based on low valuations (low price ratios and high dividend yields) and slow growth (low growth rates for earnings, sales, book value, and cash flow).

d)

Foreign large-growth portfolios focus on high-priced growth stocks, mainly outside of the United States. Most of these portfolios divide their assets among a dozen or more developed markets, including Japan, Britain, France, and Germany. These portfolios primarily invest in stocks that have market caps in the top 70% of each economically integrated market (such as Europe or Asia ex-Japan). Growth is defined based on fast growth (high growth rates for earnings, sales, book value, and cash flow) and high valuations (high price ratios and low dividend yields). These portfolios typically will have less than 20% of assets invested in U.S. stocks.

e)

World-bond portfolios invest 40% or more of their assets in foreign bonds. Some world-bond portfolios follow a conservative approach, favoring  high-quality bonds from developed markets. Others are more adventurous and own some lower-quality bonds from developed or emerging markets. Some portfolios invest exclusively outside the U.S., while others regularly invest in both U.S. and non- U.S. bonds.

f)	Multi Sector portfolios seek income by diversifying their assets among several fixed-income sectors, usually U.S. government obligations, foreign bonds, and high-yield domestic debt securities.
g)

Inflation-protected bond portfolios invest primarily in debt securities that adjust their principal values in line with the rate of inflation. These bonds can be issued by any organization, but the U.S. Treasury is currently the largest issuer for these types of securities.

h)

Conservative-allocation portfolios seek to provide both capital appreciation and income by investing in three major areas: stocks, bonds, and cash. These portfolios tend to hold smaller positions in stocks than moderate-allocation portfolios. These portfolios typically have 20% to 50% of assets in equities and 50% to 80% of assets in fixed income and cash.

i)

World-allocation portfolios seek to provide both capital appreciation and income by investing in three major areas: stocks, bonds, and cash. While these portfolios do explore the whole world, most of them focus on the U.S., Canada, Japan, and the larger markets in Europe. It is rare for such portfolios to invest more than 10% of their assets in emerging markets. These portfolios typically have at least 10% of assets in bonds, less than 70% of assets in stocks, and at least 40% of assets in non-U.S. stocks or bonds.

The Company expects to contribute, based upon actuarial estimates, approximately $500,000 to the pension plan in 2014.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2014	$ 596
2015	591
2016	601
2017	595
2018	610
2019-2023	2,963

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

The fair values of the Company’s pension plan assets at December 31, 2012, by asset category (see Note 16 for the definitions of levels), are as follows:

Asset Category	Total	(Level 1)		(Level 2)		(Level 3)

Mutual funds-Equity
Large-Cap Value (a)	$766,221	$766,221	$		$
Mid-Cap Value (b)	385,766	385,766		-		-
Small-Cap Value (c)	367,800	367,800		-		-
Foreign Large Growth (d)	230,043	230,043		-		-

Mutual Funds-Fixed Income
World Bond (e)	793,273	793,273		-		-
Intermediate Government (f)	727,626	727,626		-		-
Inflation Protected (g)	666,735	666,735		-		-

Mutual Funds-Asset Allocation/Balanced
Conservative Allocation (h)	2,219,131	2,219,131		-		-
World Allocation (i)	340,332	340,332		-		-

Stock
BCB Common Stock	477,225	477,225		-		-

Cash Equivalents
Money Market	$30,348	$30,348		$-		$-

Total	$7,004,500	$7,004,500		$-		$-

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

a)

Large-value portfolios invest primarily in big U.S. companies that are less expensive or growing more slowly than other large-cap stocks. Stocks in the top 70% of the capitalization of the U.S. equity market are defined as large cap. Value is defined based on low valuations (low price ratios and high dividend yields) and slow growth (low growth rates for earnings, sales, book value, and cash flow.

b)

Some mid-cap value portfolios focus on medium-size companies while others land here because they own a mix of small-, mid-, and large-cap stocks. All look for U.S. stocks that are less expensive or growing more slowly than the market. The U.S. mid-cap range for market capitalization typically falls between $1 billion and $8 billion and represents 20% of the total capitalization of the U.S. equity market. Value is defined based on low valuations (low price ratios and high dividend yields) and slow growth (low growth rates for earnings, sales, book value, and cash flow).

c)

Small-value portfolios invest in small U.S. companies with valuations and growth rates below other small-cap peers. Stocks in the bottom 10% of the capitalization of the U.S. equity market are defined as small cap. Value is defined based on low valuations (low price ratios and high dividend yields) and slow growth (low growth rates for earnings, sales, book value, and cash flow).

d)

Foreign large-growth portfolios focus on high-priced growth stocks, mainly outside of the United States. Most of these portfolios divide their assets among a dozen or more developed markets, including Japan, Britain, France, and Germany. These portfolios primarily invest in stocks that have market caps in the top 70% of each economically integrated market (such as Europe or Asia ex-Japan). Growth is defined based on fast growth (high growth rates for earnings, sales, book value, and cash flow) and high valuations (high price ratios and low dividend yields). These portfolios typically will have less than 20% of assets invested in U.S. stocks.

e)

World-bond portfolios invest 40% or more of their assets in foreign bonds. Some world-bond portfolios follow a conservative approach, favoring  high-quality bonds from developed markets. Others are more adventurous and own some lower-quality bonds from developed or emerging markets. Some portfolios invest exclusively outside the U.S., while others regularly invest in both U.S. and non- U.S. bonds.

f)

Intermediate-government portfolios have at least 90% of their bond holdings in bonds backed by the U.S. government or by government-linked agencies. This backing minimizes the credit risk of these portfolios, as the U.S. government is unlikely to default on its debit. These portfolios have durations typically between 3.5 and 6.0 years. Consequently, the group’s performance-and its level of volatility- tends to fall between that of the short government and long government bond categories.

g)

Inflation-protected bond portfolios invest primarily in debt securities that adjust their principal values in line with the rate of inflation. These bonds can be issued by any organization, but the U.S. Treasury is currently the largest issuer for these types of securities.

h)

Conservative-allocation portfolios seek to provide both capital appreciation and income by investing in three major areas: stocks, bonds, and cash. These portfolios tend to hold smaller positions in stocks than moderate-allocation portfolios. These portfolios typically have 20% to 50% of assets in equities and 50% to 80% of assets in fixed income and cash.

i)

World-allocation portfolios seek to provide both capital appreciation and income by investing in three major areas: stocks, bonds, and cash. While these portfolios do explore the whole world, most of them focus on the U.S., Canada, Japan, and the larger markets in Europe. It is rare for such portfolios to invest more than 10% of their assets in emerging markets. These portfolios typically have at least 10% of assets in bonds, less than 70% of assets in stocks, and at least 40% of assets in non-U.S. stocks or bonds.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

Supplemental Executive Retirement Plan

The Company acquired through the merger with Pamrapo Bancorp, Inc. a supplemental executive retirement plan (“SERP”) in which certain former employees of Pamrapo Bank are covered. A SERP is an unfunded non-qualified deferred retirement plan.  Participants who retire at the age of 65 (the “Normal Retirement Age”), are entitled to an annual retirement benefit equal to 75% of compensation reduced by their retirement plan annual benefits. Participants retiring before the Normal Retirement Age receive the same benefits reduced by a percentage based on years of service to the Company and the number of years prior to the Normal Retirement Age that participants retire.

The following tables set forth the SERP's funded status and components of net periodic SERP cost:

	December 31,
	2013	2012
	(In Thousands)

Benefit obligation, beginning of year	$474	$511
Interest Cost	18	21
Actuarial (gain) loss	(14)	16
Benefits paid	(61)	(74)
Benefit obligation, ending	$417	$474

Change in Plan Assets:

Fair value of assets, beginning of year	$-	$-
Employer contributions	61	74
Benefits paid	(61)	(74)

Fair value of assets, ending	$-	$-

Reconciliation of Funded Status:

Accumulated benefit obligation	$417	$474

Projected benefit obligation	$417	$474

Fair value of assets	-	-

Funded status, included in other liabilities	$417	$474

Valuation assumptions used to determine
benefit obligation at period end:

Discount rate	4.95%	4.05%

Salary Increase Rate	N/A	N/A

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

	December 31,
Net Periodic SERP Expense:	2013	2012
	(In Thousands)

Interest Cost	$18	$21

Net Periodic SERP Cost	$18	$21

Valuation assumptions used to determine net periodic benefit cost for the year:

Discount rate	4.95%	4.40%

Rate of increase in compensation	N/A	N/A

At December 31, 2013 and December 31, 2012, unrecognized net loss of $32,000 and $46,000, respectively, was included, net of deferred income tax, in accumulated other comprehensive income in accordance with ASC 715-20 and ASC 715-30. None of the unrecognized net loss is expected to be recognized in net periodic SERP cost for the year ended December 31, 2014.

The Company expects to contribute, based upon actuarial estimates, approximately $62,000 to the SERP plan in 2014.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2014	$ 62
2015	62
2016	62
2017	62
2018	62
2019-2023	188

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

Stock Options

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

A summary of stock option activity, adjusted to retroactively reflect subsequent stock dividends, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)

Outstanding at December 31, 2011	317,976	$5.29-$29.25	11.61	4.46 years	231

Options forfeited	(11,000)	8.93-29.25	17.06
Options exercised	(29,661)	5.29-9.34	6.01		131
Options granted	-	-	-
Options expired	(3,019)	5.29-15.11	11.80

Outstanding at December 31, 2012	274,296	$8.93-$29.25	11.97	2.96 years	34

Options forfeited	(33,053)	9.34-11.84	10.83
Options exercised	(51,612)	8.93-10.50	9.64		53
Options granted	159,928	9.03-10.50	9.31
Options expired	(5,431)	18.41	18.41

Outstanding at December 31, 2013	344,128	8.93-18.41	11.09	8.71 years	458

Exercisable at December 31, 2013	170,128	8.93-29.25	13.22	2.78 years	285

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 174,000 shares underlying unexercised options outstanding as of December 31, 2013, is $250,760 over a weighted average period of 8.71 years.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

The key valuation assumptions and fair value of stock options granted during the three months ended September 30, 2013 were:

Expected life	4.999	years
Risk-free interest rate	1.37%
Volatility	28.44%
Dividend yield	4.25%
Fair value	$ 1.68

The key valuation assumptions and fair value of stock options granted during the three months ended March 31, 2013 were:

Expected life	7.75	years
Risk-free interest rate	1.44%
Volatility	30.56%
Dividend yield	4.57%
Fair value	$ 1.59

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors, and compliance with regulatory requirements.  State and federal law and regulations impose substantial limitations on the Bank’s ability to pay dividends to the Company.  Under New Jersey law, the Bank is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. During 2013, 2012 and 2011, the Bank paid the Company total dividends of $6,476,500,  $15,745,000,  and $9,611,000 respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends declared by the Bank.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes

The components of income tax (benefit) expense are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)

Current income tax expense (benefit):
Federal	$6,887	$(2,366)	$4,382
State	496	263	836

	7,383	(2,103)	5,218

Deferred income tax expense (benefit):
Federal	(1,653)	802	(1,592)
State	821	(951)	(253)

	(832)	(149)	(1,845)

Total Income Tax (Benefit) Expense	$6,551	$(2,252)	$3,373

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes (Continued)

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2013	2012
Deferred income tax assets:
Allowance for loan losses	$6,436	$5,537
Other real estate owned expenses	295	435
Depreciation	137	137
Other than temporary impairment on security	1,191	1,191
Non-accrual interest	380	455
Benefit Plans	52	424
Benefit Plan-accumulated other comprehensive loss	322	912
Valuation adjustment on loans receivable acquired	1,121	812
Valuation adjustment on securities	681	371
Valuation adjustment on time deposits acquired	51	138
Net operating loss carry forwards (net of valuation allowances)	353	1,069
Other	738	134

	11,757	11,615

Deferred income tax liabilities:

Unrealized gain on securities available for sale	411	59
Valuation adjustment on premises and equipment acquired	1,404	1,503

	1,815	1,562

Net Deferred Tax Asset	$9,942	$10,053

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management has considered the profitability of current core operations, future market growth, forecasted earnings, future taxable income, and ongoing, feasible and permissible tax planning strategies. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Company was to make a determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available.

At December 31, 2013, gross deferred tax assets related to net operating loss carry forwards totaled $438,000, consisting of $353,000 of federal assets acquired in the 2011 acquisition of Allegiance and $85,000 in state assets related to the stand-alone Company. Comparable amounts at December 31, 2012, were gross deferred tax assets of $1,128,000 consisting of $345,000 of federal assets acquired in the Allegiance acquisition, $724,000 in state assets related to the Bank, and $59,000 in state assets related to the stand-alone Company.

At December 31, 2013 and 2012, the stand-alone Company had $1,457,000 and $1,000,000, respectively, of state net operating loss carry forwards, with related gross deferred tax assets of $85,000 and $59,000, respectively. Due to the uncertainty regarding the ability to realize these carry forwards within the statutory time limits, the related deferred tax asset has been fully offset by valuation allowances of $85,000 and $59,000, respectively, at December 31, 2013 and 2012.

In conjunction with the Company’s acquisition of Allegiance in 2011, the Company acquired a federal net operating loss carry forward of $1.2 million. This carry forward is available for use through 2030; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $235,000 annually on a cumulative basis (portions of the $235,000 not used in a particular year may be added to subsequent usage). At December 31, 2013 and 2012, the Company had approximately $1,009,000 remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes; Based on the current profitability or core operations and expectations that such profitability will continue, the Company’s expects to fully utilize this federal net operating loss carry forward by 2016.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes (Continued)

At December 31, 2012, the Bank had $10.9 million of state net operating loss carry forwards.  The additional $10.9 million at December 31, 2012, was generated in 2012 and will expire, to the extent not utilized, in 2032. The Bank’s 2012 state net operating loss was the largely the result of two planned transactions designed to enhance the future operations of the Company and the Bank; as discussed in Note 6, the Bank engaged in two bulk sales of impaired loans at a realized loss of $10.8 million. Similar transactions in future periods are not contemplated or anticipated. The Bank, when consolidated with its investment company subsidiary, has generated consistently strong core earnings and projects similarly strong results going forward. The Bank currently employs a state tax planning strategy designed to reduce state taxes by taking advantage of the lower corporate tax rates applicable to investment companies. Accordingly, most of the state taxable income of the consolidated Bank resides in its investment company subsidiary. The Bank utilized the 2012 net operating loss carry forward in 2013.

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 35% in 2013, 2012, and 2011 to income before income tax expense:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)

Federal income tax (benefit) expense at statutory rate	$5,588	$(1,510)	$3,298
Increases (reductions) in income taxes resulting from:
State income tax (benefit), net of federal income tax effect	856	(451)	380
Merger related items	-	-	(219)
Other items, net	107	(291)	(86)

Effective Income Tax	$6,551	$(2,252)	$3,373

Effective Income Tax Rate	41.0%	(52.2)%	35.8%

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16- Commitments and Contingencies

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments primarily include commitments to extend credit.  The Bank’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Outstanding loan related commitments were as follows:

	December 31,
	2013	2012
	(In Thousands)

Loan origination	$30,911	$39,093
Standby letters of credit	1,957	2,414
Construction loans in process	46,262	13,774
Unused lines of credit	64,264	41,824

	$143,394	$97,105

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but primarily includes residential real estate properties.

The Company and its subsidiaries also have, in the normal course of business, commitments for services and supplies.  Management does not anticipate losses on any of these transactions.

The Company and its subsidiaries, from time to time, may be party to litigation which arises primarily in the ordinary course of business.  In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial statements.  As of December 31, 2013, the Company and its subsidiaries were not parties to any material litigation.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:  Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of December 31, 2013:
Securities available for sale — Equity Securities	$1,104	$1,104	$—	$—

As of December 31, 2012:
Securities available for sale — Equity Securities	$1,240	$1,240	$—	$—

For assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of December 31, 2013:
Impaired loans	$22,038	$—	$—	$22,038

As of December 31, 2012:
Impaired loans	$21,338	$—	$—	$21,338
Other Real estate owned	$2,215	$—	$—	$2,215

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2013:
Impaired Loans	$22,038	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2012:
Impaired Loans	$21,338	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%
Other Real Estate Owned	$2,215	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2013 and 2012:

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

Loans Receivable (Carried at Cost)

The fair values of loans, except for certain impaired loans, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2013 and 2012 consists of the loan balances of $24,670,000 and $23,458,000 net of a valuation allowance of $2,632,000 and $2,120,000, respectively.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2013 and 2012:

	As of December 31, 2013

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,844	$29,844	$29,844	$-	$-
Interest-earning time deposits	990	990	990	-	-
Securities available for sale	1,104	1,104	1,104	-	-
Securities held to maturity	114,216	115,158	-	115,158	-
Loans held for sale	1,663	1,685	-	1,685	-
Loans receivable, net	1,020,344	1,042,552	-	-	1,042,552
FHLB of New York stock, at cost	7,840	7,840	-	7,840	-
Accrued interest receivable	4,157	4,157	-	4,157	-

Financial liabilities:
Deposits	968,670	972,911	587,889	385,022	-
Borrowings	128,000	135,574	-	135,574	-
Subordinated debentures	4,124	4,368		4,368
Accrued interest payable	768	768	-	768	-

	As of December 31, 2012

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$34,147	$34,147	$34,147	$-	$-
Interest-earning time deposits	986	986	986	-	-
Securities available for sale	1,240	1,240	1,240	-	-
Securities held to maturity	164,648	171,603	-	171,603	-
Loans held for sale	1,602	1,637	-	1,637	-
Loans receivable, net	922,301	963,472	-	-	963,472
FHLB of New York stock, at cost	7,698	7,698	-	7,698	-
Accrued interest receivable	4,063	4,063	-	4,063	-

Financial liabilities:
Deposits	940,786	944,960	527,318	417,642	-
Borrowings	127,000	139,675	-	139,675	-
Subordinated debentures	4,124	4,536		4,536
Accrued interest payable	789	789	-	789	-

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18- Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2013	2012
	(In Thousands)

Net unrealized gain on securities available for sale	$1,007	$143
Tax effect	(412)	(59)
Net of tax amount	595	84

Benefit plan adjustments	(788)	(2,231)
Tax effect	322	912
Net of tax amount	(466)	(1,319)

Accumulated other comprehensive loss	$129	$(1,235)

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19- Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2013	2012
	(In Thousands)

Assets

Cash and due from banks	$402	$1,052
Investment in subsidiaries	103,725	95,037
Restricted common stock	124	124
Other assets	155	58

Total assets	104,406	96,271

Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$4,124	$4,124
Other Liabilities	222	566

Total Liabilities	4,346	4,690

Stockholder's Equity	100,060	91,581

Total Liabilities and Stockholders' Equity	$104,406	$96,271

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19- Parent Only Condensed Financial Information (Continued)

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2013	2012	2011
	(In Thousands)

Dividends from Bank subsidiary	$6,477	$15,745	$9,611
Total Income	6,477	15,745	9,611

Interest expense, borrowed money	119	128	120
Other	312	37	(17)
Total Expense	431	165	103

Income before Income Tax Expense (Benefit) and Equity in Undistributed Earnings (Losses) of Subsidiaries	6,046	15,580	9,508
Income tax (benefit) expense	(93)	(55)	97

Income before Equity in Undistributed (Losses) Earnings of Subsidiaries	6,139	15,635	9,411

Equity in undistributed (losses) earnings of Subsidiaries	3,277	(17,697)	(3,360)

Net Income (loss)	$9,416	$(2,062)	$6,051

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Parent Only Condensed Financial Information (Continued)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2013	2012	2011
	(In Thousands)

Cash Flows from Operating Activities
Net Income (Loss)	$9,416	$(2,062)	$6,051
Adjustments to reconcile net income (loss) to net cash provided by operating activites:
Equity in undistributed (earnings) losses of subsidiaries	(3,277)	17,697	3,360
(Increase) decrease in other assets	(97)	(22)	95
(Decrease) increase in other liabilities	(514)	490	18

Net Cash Provided By Operating Activities	5,528	16,103	9,524

Cash Flows from Investing Activities
Additional investment in subsidiary	(3,986)	(8,570)	-

Net Cash Used In Investing Activities	$(3,986)	$(8,570)	$-

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	3,986	8,570	-
Proceeds from issuance of common stock	157	109	237
Cash dividends paid	(4,419)	(4,310)	(4,549)
Purchase of treasury stock	(1,916)	(10,850)	(5,567)

Net Cash Used in Financing Activities	(2,192)	(6,481)	(9,879)

Net (Decrease) increase in Cash and Cash Equivalents	(650)	1,052	(355)

Cash and Cash Equivalents - Beginning	$1,052	$-	$355

Cash and Cash Equivalents - Ending	$402	$1,052	$-

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Acquisitions

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

The results of Allegiance’s operations are included in our Consolidated Statements of Operations from the date of acquisition. In connection with the merger, the consideration paid and the net assets acquired were recorded at the estimated fair value on the date of acquisition, as summarized in the following table (In thousands).

Consideration paid
BCB Community Bancorp, Inc. common stock issued	$ 6,167
Cash paid on fractional shares	1
$ 6,168

Estimated amounts of identifiable assets acquired and liabilities assumed, at fair value
Cash and cash equivalents	$ 5,902
Investment securities	34,969
Loans receivable	88,911
Federal Home Loan Bank of New York stock	819
Premises and equipment	1,618
Interest Receivable	443
Deferred income taxes	1,418
Other assets	1,057
Deposits	(111,365)
Borrowings	(15,458)
Other liabilities	(984)

Total identifiable net assets	7,330

Gain on bargain purchase recognized in non-interest income	$ 1,162

ASC 805 “Business Combinations,” permits the use of provisional amounts for the assets acquired and liabilities assumed when the information at acquisition date is incomplete. During the measurement period, which is one year from the acquisition date, amounts provisionally assigned to the acquisition may be adjusted based on new information obtained during the measurement period. Under no circumstances may the measurement period exceed one year from the acquisition date. No adjustments were made during 2012.

The securities portfolio acquired consisted primarily of FHLMC and FNMA mortgage backed securities which were valued as of October 14, 2011 based on matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

We estimated the fair value for most loans acquired from Allegiance by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity and repricing terms. Cash flows for each pool were estimated using an estimate of future credit losses and an estimated rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans are derived from the eventual sale of the collateral. The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indicies. We discounted these values using market derived rates of return with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Allegiance’s allowance for credit losses associated with the loans we acquired in accordance with applicable accounting guidance. Information about the acquired Allegiance loan portfolio as of October 14, 2011 is as follows (in thousands):

$ 107,760
(1,531)
106,229
17,318
$ 88,911

Contractually required principal and interest at acquisition

Contractual cash flows not expected to be collected (nonaccretabale discount)

Expected cash flows at acquisition

Interest component of expected cash flows (accretable discount)

Fair value of acquired loans

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 – Acquisitions (Continued)

The fair value of the office buildings and land is based upon independent third-party appraisals of the properties.

The fair value of savings and transaction deposit accounts acquired from Allegiance was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by calculating the discounted cash flow. The discounted cash flows, at an individual account level, were then aggregated together by category type to determine the market value of each time deposit category. The market values of all time deposit categories were added together to determine the total market value of the time deposit portfolio. The discount rate utilized for the discounted cash flow of each time deposit category was calculated based upon the median interest rate for market time deposits nearest the weighted average remaining maturity for that time deposit category.

The fair value of borrowings assumed was determined by estimating projected future cash outflows and discounting them at the current market rate of interest for similar type of borrowings.

Direct costs related to the acquisition were expensed as incurred. During the year ended December 31, 2011, we incurred $538,000 in merger related expenses related to the transaction, including $533,000 in professional services and $5,000 in other non-interest expenses.

The following table presents unaudited pro forma information, (in thousands), as if the acquisition of Allegiance had occurred on January 1, 2010. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of fair value adjustments and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Allegiance at the beginning of 2011 or 2010. In particular, potential cost savings are not reflected in the unaudited pro forma amounts.

	Pro forma
	Twelve months ended
	December 31, 2011	December 31, 2010

Net interest income	$41,734	$28,363
Noninterest income	2,452	15,480
Noninterest expense	30,864	25,203
Net income	6,237	14,475

The amounts of revenue and earnings attributable to Allegiance since the acquisition date included in the consolidated statement of income for the year ended December 31, 2011 are not disclosed due to the fact that the information is impracticable to provide.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 - Quarterly Financial Data (Unaudited)

	Year Ended December 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$14,077	$14,199	$14,239	$14,844
Interest expense	2,660	2,631	2,649	2,640
Net Interest Income	11,417	11,568	11,590	12,204
Provision for loan losses	1,200	600	450	500
Net Interest Income, after Provision for loan losses	10,217	10,968	11,140	11,704
Non-interest income	784	881	763	947
Non-interest expense	6,904	7,589	8,333	8,611
Income before Income Taxes	4,097	4,260	3,570	4,040
Income taxes	1,687	1,707	1,428	1,729
Net Income	$2,410	$2,553	$2,142	$2,311
Preferred stock dividends	130	130	130	169
Net income available to common stockholders:	$2,280	$2,423	$2,012	2,142
Net income per common share:
Basic	$0.27	$0.29	$0.24	$0.26
Diluted	$0.27	$0.29	$0.24	$0.26
Dividends per common share	$0.12	$0.12	$0.12	$0.12

	Year Ended December 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$13,549	$13,322	$13,108	$13,668
Interest expense	3,252	3,074	2,853	2,768
Net Interest Income	10,297	10,248	10,255	10,900
Provision for loan losses	600	1,200	1,600	1,500
Net Interest Income, after Provision for loan losses	9,697	9,048	8,655	9,400
Non-interest income (loss)	1,282	(6,311)	(2,739)	543
Non-interest expense	8,382	7,999	9,001	8,507
Income (loss) before Income Taxes	2,597	(5,262)	(3,085)	1,436
Income taxes (benefit)	1,009	(1,900)	(1,740)	379
Net Income (Loss)	$1,588	$(3,362)	$(1,345)	$1,057
Net income (loss) per common share:
Basic	$0.17	$(0.37)	$(0.15)	$0.12
Diluted	$0.17	$(0.37)	$(0.15)	$0.12
Dividends per common share	$0.12	$0.12	$0.12	$0.12