Form 10-K/A
period 2013-12-31
BCB BANCORP INC
filed 2014-03-20
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

Explanatory Note

We are filing this Amendment No. 1 to our Report on Form 10-K for the year ended December 31, 2013 which was filed with the U.S. Securities and Exchange Commission on March 17, 2014, or the "Original Filing." The sole purpose of this Amendment No. 1 is to correct an omission in the signature page that was included in the Original Filing. We have repeated the entire text of the Original Filing in this Amendment No. 1. We have made no other changes to the Original Filing other than the inclusion of the signatures noted above.

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

                                                                             BCB BANCORP, INC.

Date:March 17, 2014                  By:  /s/ Donald Mindiak

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

Signatures	Title	Date

/s/ Donald Mindiak
Donald Mindiak	Chief Executive Officer and Director	March 17, 2014

/s/ Thomas Coughlin
Thomas Coughlin	President, Interim Chief Financial Officer, Chief Operating Officer	March 17, 2014
and Director

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 17, 2014

/s/ Robert Ballance
Robert Ballance	Director	March 17, 2014

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 17, 2014

/s/ Joseph J. Brogan
Joseph J. Brogan	Director	March 17, 2014

/s/ James E. Collins
James. E. Collins	Director	March 17, 2014

/s/ Joseph Lyga
Joseph Lyga	Director	March 17, 2014

/s/ Alexander Pasiechnik
Alexander Pasiechnik	Director	March 17, 2014

Spencer B. Robbins	Director	March 17, 2014

/s/ Gary S. Stetz
Gary S. Stetz	Director	March 17, 2014

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