Form 10-Q
period 2014-03-31
BCB BANCORP INC
filed 2014-05-07
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2014, BCB Bancorp, Inc., had 8,343,432 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS
Cash and amounts due from depository institutions	$10,071	$10,847
Interest-earning deposits	17,158	18,997
Total cash and cash equivalents	27,229	29,844

Interest-earning time deposits	990	990
Securities available for sale	1,316	1,104
Securities held to maturity, fair value $112,457 and $115,158,
respectively	110,732	114,216
Loans held for sale	2,289	1,663
Loans receivable, net of allowance for loan losses of $14,646 and
$14,342, respectively	1,060,855	1,020,344
Federal Home Loan Bank of New York stock, at cost	8,380	7,840
Premises and equipment, net	13,615	13,853
Accrued interest receivable	4,102	4,157
Other real estate owned	2,745	2,227
Deferred income taxes	9,855	9,942
Other assets	2,385	1,779
Total Assets	$1,244,493	$1,207,959

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$118,957	$107,613
Interest bearing deposits	873,048	861,057
Total deposits	992,005	968,670
Short-term Debt	30,000	18,000
Long-term Debt	110,000	110,000
Subordinated Debentures	4,124	4,124
Other Liabilities	6,239	7,105
Total Liabilities	1,142,368	1,107,899

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,343 shares of series A and B 6% noncumulative perpetual
preferred stock (liquidation preference value $10,000 per share, liquidation value $13,430,000)	—	—
Additional paid-in capital preferred stock	13,326	12,556
Common stock; $0.064 stated value; 20,000,000 shares authorized,
8,343,432 shares and 8,331,750 shares, respectively, issued and outstanding	695	694
Additional paid-in capital common stock	92,197	92,064
Retained earnings	24,751	23,710
Accumulated other comprehensive income	255	129
Treasury stock, at cost, 2,529,655 and 2,529,379 shares, respectively	(29,099)	(29,093)
Total Stockholders' Equity	102,125	100,060

Total Liabilities and Stockholders' Equity	$1,244,493	$1,207,959

See accompanying notes to unaudited consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended March 31,
	2014	2013

Interest income:
Loans, including fees	$13,681	$12,992
Investments, taxable	915	1,062
Investments, non-taxable	12	12
Other interest-earning assets	13	11
Total interest income	14,621	14,077

Interest expense:
Deposits:
Demand	121	103
Savings and club	91	86
Certificates of deposit	1,092	1,248
	1,304	1,437
Borrowed money	1,253	1,223
Total interest expense	2,557	2,660

Net interest income	12,064	11,417
Provision for loan losses	1,000	1,200

Net interest income after provision for loan losses	11,064	10,217

Non-interest income:
Fees and service charges	504	424
Gain on sales of loans originated for sale	777	119
Gain on sale of securities held to maturity	—	224
Other	19	17
Total non-interest income	1,300	784

Non-interest expense:
Salaries and employee benefits	4,461	3,466
Occupancy expense of premises	980	812
Equipment	1,357	1,166
Professional fees	490	459
Director fees	168	168
Regulatory assessments	252	265
Advertising	174	102
Other real estate owned, net	8	(84)
Other	666	550
Total non-interest expense	8,556	6,904

Income before income tax provision	3,808	4,097
Income tax provision	1,573	1,687

Net Income	$2,235	$2,410
Preferred stock dividends	193	130
Net Income available to common stockholders	$2,042	$2,280

Net Income per common share-basic and diluted
Basic	$0.24	$0.27
Diluted	$0.24	$0.27

Weighted average number of common shares outstanding
Basic	8,340	8,492
Diluted	8,342	8,494

See accompanying notes to unaudited consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2014	2013

Net Income	$2,235	$2,410
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	126	107
Less: reclassification adjustment for gains included in net income (b)	—	—
Benefit plans (c)	—	11
Other comprehensive income	126	118
Comprehensive income	$2,361	$2,528

(a)	Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains of $213,000 and $178,000, respectively, less deferred taxes of $87,000 and $71,000, respectively.
(b)	No sales of available-for-sale securities occurred during the three months ended March 31, 2014 and 2013.
(c)	Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $18,000, less deferred taxes of $7,000, for the three months ended March 31, 2013. The Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

See accompanying notes to unaudited consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Beginning Balance at January 1, 2014	$—	$694	$104,620	$23,710	$(29,093)	$129	$100,060

Proceeds from issuance of Series B preferred stock	—	—	771	—	—	—	771

Exercise of Stock Options (12,092 shares)	—	1	132	—	—	—	133

Stock-based compensation expense	—	—	—	—	—	—	—

Treasury Stock Purchases (410 shares)	—	—	—	—	(6)	—	(6)

Dividends payable on Series A and Series B 6% noncumulative perpetual preferred stock	—	—	—	(193)	—	—	(193)

Cash dividends on common stock ($0.12 per share) declared	—	—	—	(1,001)	—	—	(1,001)

Net income	—	—	—	2,235	—	—	2,235

Other comprehensive income	—	—	—	—	—	126	126

Ending Balance at March 31, 2014	$—	$695	$105,523	$24,751	$(29,099)	$255	$102,125

See accompanying notes to unaudited consolidated financial statements.

Index

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities :
Net Income	$2,235	$2,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	357	299
Amortization and accretion, net	(174)	429
Provision for loan losses	1,000	1,200
Deferred income tax (benefit)	—	(347)
Loans originated for sale	(5,512)	(5,505)
Proceeds from sale of loans originated for sale	5,203	3,309
Gain on sales of loans originated for sale	(777)	(119)
Gain on sales of other real estate owned	—	(21)
Fair value adjustment of other real estate owned	—	(110)
Gain on sales of securities held to maturity	—	(224)
Stock compensation expense	—	17
Decrease (increase) in interest receivable	55	(212)
(Increase) decrease in other assets	(606)	2,072
(Decrease) in accrued interest payable	(27)	(18)
(Decrease) in other liabilities	(839)	(435)

Net Cash Provided by Operating Activities	915	2,745

Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	4,410	17,107
Purchases of securities held to maturity	(1,066)	(1,359)
Proceeds from sales of securities held to maturity	—	6,327
Proceeds from sales of other real estate owned	—	806
Purchases of loans	—	(227)
Net (Increase) in loans receivable	(41,254)	(7,948)
Additions to premises and equipment	(119)	(87)
Purchase/Redemption of Federal Home Loan Bank of New York stock	(540)	765

Net Cash (Used in) Provided By Investing Activities	(38,569)	15,384

Cash flows from financing activities:
Net increase in deposits	23,335	3,010
Net change in short-term debt	12,000	(17,000)
Purchases of treasury stock	(6)	(247)
Cash dividend paid on common stock	(1,001)	(1,017)
Cash dividend paid on preferred stock	(193)	—
Net proceeds from Issuance of common stock	132	—
Net proceeds from Issuance of preferred stock	771	—
Exercise of stock options	1	12

Net Cash Provided by (Used in) Financing Activities	35,039	(15,242)

Net (Decrease) Increase In Cash and Cash Equivalents	(2,615)	2,887
Cash and Cash Equivalents-Beginning	29,844	34,147

Cash and Cash Equivalents-Ending	$27,229	$37,034

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$2,375	$1
Interest	$2,583	$2,678

Non-cash items:
Transfer of loans to other real estate owned	$518	$1,740
Loans to facilitate sale of other real estate owned	—	—
Reclassification of loans originated for sale to held to maturity	$460	$2,589

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, BCB Bancorp, Inc., evaluated the events and transactions that occurred between December 31, 2013, and the date these consolidated financial statements were issued.

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

The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU 2013-11 did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

Index

Note 2 – Reclassification

Certain amounts as of December 31, 2013 and the three month period ended March 31, 2013 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended March 31,
	2014	2013

Pension plan:
Interest cost	$100	$98
Expected return on plan assets	(154)	(137)
Amortization of unrecognized loss	—	18

Net periodic pension cost	$(54)	$(21)

SERP plan:
Interest cost	$5	$4

Net periodic postretirement cost	$5	$4

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

A summary of stock option activity, adjusted to retroactively reflect stock dividends, follows:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2013	344,128	$8.93-18.41	$11.09

Options granted	—	—	—
Options exercised	(12,092)	8.93-11.84	11.01
Options forfeited	—	—	—
Options expired	—	—	—

Outstanding at March 31, 2014	332,036	$8.93-18.41	$11.09

As of March 31, 2014, stock options which are granted and were exercisable totaled 158,036 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 174,000 shares underlying unexercised options outstanding as of March 31, 2014 is $258,046 over a weighted average period of 8.96 years.

Index

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2014 and 2013, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended March 31, 2014 and 2013, the weighted average number of outstanding options considered to be anti-dilutive were 213,482, and 350,072, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$2,042			$2,280

Basic earnings per share-
Income available to
Common stockholders	$2,042	8,340	$0.24	$2,280	8,492	$0.27

Effect of dilutive securities:
Stock options	—	2		—	2

Diluted earnings per share-
Income available to
Common stockholders	$2,042	8,342	$0.24	$2,280	8,494	$0.27

Index

Note 5 – Securities Available for Sale

The following tables present the cost and gross unrealized gains and losses on securities available for sale as of March 31, 2014 and December 31, 2013:

March 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$97	$1,219	$—	$1,316

December 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$97	$1,007	$—	$1,104

Index

Note 6 – Securities Held to Maturity

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities held to maturity as of March 31, 2014 and

December 31, 2013:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$944	$—	$(4)	$940
Due after five years through ten years	3,563	14	(110)	3,467
Due after ten years	104,870	2,618	(840)	106,648
	109,377	2,632	(954)	111,055
Municipal obligations:
Due after five to ten years	1,355	47	—	1,402
	1,355	47	—	1,402

Due after ten years	—	—	—	—
	$110,732	$2,679	$(954)	$112,457

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$998	$—	$(2)	$996
Due after five years through ten years	3,163	—	(135)	3,028
Due after ten years	108,698	2,239	(1,192)	109,745
	112,859	2,239	(1,329)	113,769
Municipal obligations:
Due after five to ten years	1,357	32	—	1,389
	1,357	32	—	1,389

	$114,216	$2,271	$(1,329)	$115,158

The amortized cost and carrying values shown above are categorized by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. As of March 31, 2014 and December 31, 2013, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

In 2013, management decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, with the intent to hold to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance purchased has been amortized prior to the sale. During the three months ended March 31, 2014, there were no sales of securities held to maturity. During the year ended December 31, 2013, proceeds from sales of securities held to maturity meeting the 85% threshold totaled approximately $9.5 million, and resulted in gross gains of approximately $401,000, and gross losses of approximately $23,000. There were no sales of held to maturity securities that did not meet the 85% threshold.

Index

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2014
Residential mortgage-backed securities	$37,265	$(710)	$4,431	$(244)	$41,696	$(954)

	$37,265	$(710)	$4,431	$(244)	$41,696	$(954)

December 31, 2013
Residential mortgage-backed securities	$42,894	$(1,329)	$—	$—	$42,894	$(1,329)

	$42,894	$(1,329)	$—	$—	$42,894	$(1,329)

Management does not believe that any of the unrealized losses as of March 31, 2014, (which are related to twenty-five residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies, including FNMA, FHLMC and GNMA. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of March 31, 2014 and December 31, 2013 by segment and class:

	March 31, 2014	December 31, 2013
	(In Thousands)
Originated loans:
Residential one-to-four family	$99,324	$97,581
Commercial and multi-family	601,104	549,918
Construction	35,186	37,307
Commercial business(1)	55,841	52,659
Home equity(2)	28,164	28,660
Consumer	705	533

Sub-total	820,324	766,658

Acquired loans recorded at fair value:
Residential one-to-four family	96,946	100,612
Commercial and multi-family	120,066	126,123
Construction	2	200
Commercial business(1)	8,889	10,478
Home equity(2)	27,036	27,313
Consumer	830	919

Sub-total	253,769	265,645

Acquired loans with deteriorated credit:
Residential one-to-four family	1,619	2,141
Commercial and multi-family	1,874	2,081
Construction	—	—
Commercial business(1)	371	371
Home equity(2)	89	90
Consumer	—	—

Sub-total	3,953	4,683

Total Loans	1,078,046	1,036,986

Less:
Deferred loan fees, net	(2,545)	(2,300)
Allowance for loan losses	(14,646)	(14,342)

	(17,191)	(16,642)

Total Loans, net	$1,060,855	$1,020,344

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements.  These elements include a specific reserve for impaired loans, a general allocated reserve for all remaining loans and an unallocated portion.

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of March 31, 2014, we had $2.5 million in loans classified as doubtful, $28.7 million in loans classified as substandard, $12.2 million in loans classified as special mention and no loans classified as loss. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan is in the process of being revalued.

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2014 and recorded investment in loans receivable at March 31, 2014. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$1,729	$7,419	$700	$1,295	$363	$3	$83	$11,592
Acquired loans recorded at fair value:	832	1,744	1	44	129	—	—	2,750
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Beginning Balance, December 31, 2013	2,561	9,163	701	1,339	492	3	83	14,342

Charge-offs:
Originated Loans:	—	52	—	126	27	—	—	205
Acquired loans recorded at fair value:	—	489	—	—	—	2	—	491
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	541	—	126	27	2	—	696

Recoveries:
Originated Loans:	—	—	—	—	—	—	—	—
Acquired loans recorded at fair value:	—	—	—	—	—	—	—	—
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	—	—	—	—	—	—	—

Provisions:
Originated Loans:	(102)	1,154	(45)	83	34	135	64	1,323
Acquired loans recorded at fair value:	(125)	(476)	(1)	(44)	(1)	17	—	(630)
Acquired loans with deteriorated credit:	69	81	—	154	3	—	—	307
Sub-total:	(158)	759	(46)	193	36	152	64	1,000

Totals:
Originated Loans:	1,627	8,521	655	1,252	370	138	147	12,710
Acquired loans recorded at fair value:	707	779	—	—	128	15	—	1,629
Acquired loans with deteriorated credit:	69	81	—	154	3	—	—	307
Ending Balance, March 31, 2014	$2,403	$9,381	$655	$1,406	$501	$153	$147	$14,646

Loans Receivable:

Ending Balance Originated Loans:	99,324	601,104	35,186	55,841	28,164	705	—	820,324
Ending Balance Acquired loans recorded at fair value:	96,946	120,066	2	8,889	27,036	830	—	253,769
Ending Balance Acquired loans with deteriorated credit:	1,619	1,874	—	371	89	—	—	3,953
Total Gross Loans:	$197,889	$723,044	$35,188	$65,101	$55,289	$1,535	$—	$1,078,046

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	3,100	8,157	—	4,397	1,097	126	—	16,877
Ending Balance Acquired loans recorded at fair value:	9,902	14,230	—	—	1,499	2	—	25,633
Ending Balance Acquired loans with deteriorated credit:	1,619	1,612	—	371	89	—	—	3,691
Ending Balance Loans individually evaluated
for impairment:	$14,621	$23,999	$—	$4,768	$2,685	$128	$—	$46,201

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	96,224	592,947	35,186	51,444	27,067	579	—	803,447
Ending Balance Acquired loans recorded at fair value:	87,044	105,836	2	8,889	25,537	828	—	228,136
Ending Balance Acquired loans with deteriorated credit:	—	262	—	—	—	—	—	262
Ending Balance Loans collectively evaluated
for impairment:	$183,268	$699,045	$35,188	$60,333	$52,604	$1,407	$—	$1,031,845

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the year ended December 31, 2013 and recorded investment in loans receivable at December 31, 2013. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$1,143	$7,088	$866	$576	$284	$41	$32	$10,030
Acquired loans recorded at fair value:	719	963	93	244	191	18	—	2,228
Acquired loans with deteriorated credit:	105	—	—	—	—	—	—	105
Beginning Balance, December 31, 2012	1,967	8,051	959	820	475	59	32	12,363

Charge-offs:
Originated Loans:	6	27	—	233	1	—	—	267
Acquired loans recorded at fair value:	23	89	132	141	301	—	—	686
Acquired loans with deteriorated credit:	11	7	—	—	—	—	—	18
Sub-total:	40	123	132	374	302	—	—	971

Recoveries:
Originated Loans:	42	—	3	—	6	—	—	51
Acquired loans recorded at fair value:	—	95	—	31	—	—	—	126
Acquired loans with deteriorated credit:	4	1	—	16	2	—	—	23
Sub-total:	46	96	3	47	8	—	—	200

Provisions:
Originated Loans:	550	358	(169)	952	74	(38)	51	1,778
Acquired loans recorded at fair value:	136	775	40	(90)	239	(18)	—	1,082
Acquired loans with deteriorated credit:	(98)	6	—	(16)	(2)	—	—	(110)
Sub-total:	588	1,139	(129)	846	311	(56)	51	2,750

Totals:
Originated Loans:	1,729	7,419	700	1,295	363	3	83	11,592
Acquired loans recorded at fair value:	832	1,744	1	44	129	—	—	2,750
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Ending Balance, December 31, 2013	$2,561	$9,163	$701	$1,339	$492	$3	$83	$14,342

Loans Receivables:

Ending Balance Originated Loans:	97,581	549,918	37,307	52,659	28,660	533	—	766,658
Ending Balance Acquired Loans:	100,612	126,123	200	10,478	27,313	919	—	265,645
Ending Balance Acquired loans with deteriorated credit:	2,141	2,081	—	371	90	—	—	4,683
Total Gross Loans:	$200,334	$678,122	$37,507	$63,508	$56,063	$1,452	$—	$1,036,986

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,840	8,638	—	3,870	833	—	—	15,181
Ending Balance Acquired Loans:	9,930	13,434	—	—	1,460	5	—	24,829
Ending Balance Acquired loans with deteriorated credit:	2,141	1,815	—	371	90	—	—	4,417
Ending Balance Loans individually evaluated
for impairment:	$13,911	$23,887	$—	$4,241	$2,383	$5	$—	$44,427

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	95,741	541,280	37,307	48,789	27,827	533	—	751,477
Ending Balance Acquired Loans:	90,682	112,689	200	10,478	25,853	914	—	240,816
Ending Balance Acquired loans with deteriorated credit:	—	266	—	—	—	—	—	266
Ending Balance Loans collectively evaluated
for impairment:	$186,423	$654,235	$37,507	$59,267	$53,680	$1,447	$—	$992,559

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2013. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$1,143	$7,088	$866	$576	$284	$41	$32	$10,030
Acquired loans recorded at fair value:	719	963	93	244	191	18	—	2,228
Acquired loans with deteriorated credit:	105	—	—	—	—	—	—	105
Beginning Balance, December 31, 2013	1,967	8,051	959	820	475	59	32	12,363

Charge-offs:
Originated Loans:	—	—	—	223	—	—	—	223
Acquired loans recorded at fair value:	—	—	—	—	—	—	—	—
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	—	—	223	—	—	—	223

Recoveries:
Originated Loans:	—	—	3	—	—	—	—	3
Acquired loans recorded at fair value:	—	—	—	1	—	—	—	1
Acquired loans with deteriorated credit:	—	—	—	—	—	—	—	—
Sub-total:	—	—	3	1	—	—	—	4

Provisions:
Originated Loans:	273	(131)	(210)	979	41	7	151	1,110
Acquired loans recorded at fair value:	(97)	360	8	(202)	27	(13)	—	83
Acquired loans with deteriorated credit:	7	—	—	—	—	—	—	7
Sub-total:	183	229	(202)	777	68	(6)	151	1,200

Totals:
Originated Loans:	1,416	6,957	659	1,332	325	48	183	10,920
Acquired loans recorded at fair value:	622	1,323	101	43	218	5	—	2,312
Acquired loans with deteriorated credit:	112	—	—	—	—	—	—	112
Ending Balance, March 31, 2013	$2,150	$8,280	$760	$1,375	$543	$53	$183	$13,344

Loans Receivable:

Ending Balance Originated Loans:	82,647	464,523	17,206	42,675	26,208	407	—	633,666
Ending Balance Acquired loans recorded at fair value:	116,706	146,861	734	8,118	32,681	980	—	306,080
Ending Balance Acquired loans with deteriorated credit:	2,161	2,798	—	326	96	—	—	5,381
Total Gross Loans:	$201,514	$614,182	$17,940	$51,119	$58,985	$1,387	$—	$945,127

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,373	9,449	—	3,144	389	—	—	14,355
Ending Balance Acquired loans recorded at fair value:	10,530	13,836	332	361	2,806	3	—	27,868
Ending Balance Acquired loans with deteriorated credit:	2,160	2,798	—	326	93	—	—	5,377
Ending Balance Loans individually evaluated
for impairment:	$14,063	$26,083	$332	$3,831	$3,288	$3	$—	$47,600

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	81,274	455,074	17,206	39,531	25,819	407	—	619,311
Ending Balance Acquired loans recorded at fair value:	106,176	133,025	402	7,757	29,875	977	—	278,212
Ending Balance Acquired loans with deteriorated credit:	1	—	—	—	—	—	—	1
Ending Balance Loans collectively evaluated
for impairment:	$187,451	$588,099	$17,608	$47,288	$55,694	$1,384	$—	$897,524

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The tables below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of March 31, 2014 and December 31, 2013. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2014 and December 31, 2013, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of March 31, 2014	As of December 31, 2013
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$144	$144
Commercial and multi-family	7,008	5,158
Construction	—	521
Commercial business(1)	2,459	2,279
Home equity(2)	276	309
Consumer	—	—

Sub-total:	$9,887	$8,411

Acquired loans recorded at fair value:
Residential one-to-four family	$4,434	$4,685
Commercial and multi-family	9,626	6,575
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	1,121	757
Consumer	—	—

Sub-total:	$15,181	$12,017

Acquired loans with deteriorated credit:
Residential one-to-four family	$1,128	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	89	137
Consumer	—	—

Sub-total:	$1,217	$137

Total	$26,285	$20,565

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months ended March 31, 2014 and 2013. (In Thousands):

	Three Months Ended March 31,
	2014	2014	2013	2013

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$745	$14	$452	$8
Commercial and multi-family	3,844	13	4,782	47
Construction	—	—	—	—
Commercial business(1)	2,873	5	1,931	10
Home equity(2)	423	2	305	5
Consumer	—	—	5	—

Sub-total:	$7,885	$34	$7,475	$70

Acquired loans recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$4,474	$15	$3,371	$47
Commercial and Multi-family	6,404	47	6,122	31
Construction	—	—	33	2
Commercial business(1)	—	—	114	1
Home equity(2)	905	1	1,526	8
Consumer	4	—	—	—

Sub-total:	$11,787	$63	$11,166	$89

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,834	$5	$1,698	$31
Commercial and Multi-family	1,714	29	2,588	22
Construction	—	—	—	—
Commercial business(1)	186	2	327	4
Home equity(2)	90	—	93	2
Consumer	—	—	—	—

Sub-total:	$3,824	$36	$4,706	$59

Total Impaired Loans
with no related allowance recorded:	$23,496	$133	$23,347	$218

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three months ended March 31, 2014 and 2013. (In Thousands):

	Three Months Ended March 31,
	2014	2014	2013	2013

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$1,725	$28	$871	$10
Commercial and Multi-family	4,554	—	5,108	43
Construction	—	—	—	—
Commercial business(1)	1,261	18	881	32
Home equity(2)	542	10	154	7
Consumer	63	—	—	—

Sub-total:	$8,145	$56	$7,014	$92

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$5,442	$55	$6,434	$73
Commercial and Multi-family	7,429	16	8,249	103
Construction	—	—	130	—
Commercial business(1)	—	—	365	—
Home equity(2)	575	3	565	7
Consumer	—	—	1	—

Sub-total	$13,446	$74	$15,744	$183

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$46	$1	$477	$1
Commercial and Multi-family	—	1	—	—
Construction	—	—	—	—
Commercial business(1)	186	3	—	—
Home equity(2)	—	—	—	—
Consumer	—	—	—	—

Sub-total:	$232	$5	$477	$1

Total Impaired Loans
with an allowance recorded:	$21,823	$135	$23,235	$276

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

March 31, 2014 and December 31, 2013. (In Thousands):

	As of March 31, 2014			As of December 31, 2013
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$1,073	$1,073	$—	$417	$444	$—
Commercial and multi-family	4,300	4,455	—	3,388	3,394	—
Construction	—	—	—	—	—	—
Commercial business(1)	2,979	2,989	—	2,766	2,776	—
Home equity(2)	444	447	—	402	402	—
Consumer	—	—	—	—	—	—

Sub-total:	$8,796	$8,964	$—	$6,973	$7,016	$—

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$4,485	$4,533	$—	$4,463	$4,489	$—
Commercial and Multi-family	9,743	10,190	—	3,064	3,098	—
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	—	—
Home equity(2)	975	994	—	835	922	—
Consumer	2	2	—	5	5	—

Sub-total:	$15,205	$15,719	$—	$8,367	$8,514	$—

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,527	$2,157	$—	$2,141	$2,879	$—
Commercial and Multi-family	1,612	1,981	—	1,815	2,312	—
Construction	—	—	—	—	—	—
Commercial business(1)	—	278	—	371	652	—
Home equity(2)	89	138	—	90	138	—
Consumer	—	—	—	—	—	—

Sub-total:	$3,228	$4,554	$—	$4,417	$5,981	$—

Total Impaired Loans
with no related allowance recorded:	$27,229	$29,237	$—	$19,757	$21,511	$—

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at March 31, 2014 and December 31, 2013. (In Thousands):

	As of March 31, 2014			As of December 31, 2013
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$2,027	$2,027	$166	$1,423	$1,423	$159
Commercial and Multi-family	3,857	3,865	324	5,250	5,328	298
Construction	—	—	—	—	—	—
Commercial business(1)	1,418	1,418	413	1,104	1,104	498
Home equity(2)	653	653	3	431	431	6
Consumer	126	126	126	—	—	—

Sub-total:	$8,081	$8,089	$1,032	$8,208	$8,286	$961

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$5,417	$5,437	$263	$5,467	$5,477	$331
Commercial and Multi-family	4,487	4,519	366	10,370	10,418	1,276
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	—	—
Home equity(2)	524	524	38	625	625	64
Consumer	—	—	—	—	—	—

Sub-total	$10,428	$10,480	$667	$16,462	$16,520	$1,671

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$92	$107	$14	$—	$—	$—
Commercial and Multi-family	—	120	44	—	—	—
Construction	—	—	—	—	—	—
Commercial business(1)	371	371	137	—	—	—
Home equity(2)	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Sub-total:	$463	$598	$195	$—	$—	$—

Total Impaired Loans
with an allowance recorded:	$18,972	$19,167	$1,894	$24,670	$24,806	$2,632

Total Impaired Loans
with no related allowance recorded:	$27,229	$29,237	$—	$19,757	$21,511	$—

Total Impaired Loans:	$46,201	$48,404	$1,894	$44,427	$46,317	$2,632

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at March 31, 2014, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
March 31, 2014	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	7	$1,981	1	$27	8	$2,008
Commercial and multi-family	5	3,467	8	3,982	13	7,449
Construction	—	—	—	—	—	—
Commercial business(1)	3	1,583	—	—	3	1,583
Home equity(2)	3	570	—	—	3	570
Consumer	—	—	—	—	—	—

Sub-total:	18	$7,601	9	$4,009	27	$11,610

Acquired loans recorded at fair value:
Residential one-to-four family	27	$5,714	4	$1,719	31	$7,433
Commercial and Multi-family	19	8,647	1	730	20	9,377
Construction	—	—	—	—	—	—
Commercial business(1)	4	649	—	—	4	649
Home equity(2)	4	465	1	138	5	603
Consumer	—	—	—	—	—	—

Sub-total:	54	$15,475	6	$2,587	60	$18,062

Acquired loans with deteriorated credit:
Residential one-to-four family	2	$1,425	4	$838	6	$2,263
Commercial and Multi-family	—	—	5	2,425	5	2,425
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	4	649	4	649
Home equity(2)	1	138	—	—	1	138
Consumer	—	—	—	—	—	—

Sub-total:	3	$1,563	13	$3,912	16	$5,475

Total	75	$24,639	28	$10,508	103	$35,147

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2013. (Dollars In Thousands):

	Accrual		Non-accrual		Total
December 31, 2013	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	7	$1,988	1	$27	8	$2,015
Commercial and multi-family	4	3,052	8	4,139	12	7,191
Construction	—	—	—	—	—	—
Commercial business(1)	3	1,591	—	—	3	1,591
Home equity(2)	3	571	—	—	3	571
Consumer	—	—	—	—	—	—

Sub-total:	17	$7,202	9	$4,166	26	$11,368

Acquired loans recorded at fair value:
Residential one-to-four family	25	$5,673	8	$2,564	33	$8,237
Commercial and Multi-family	15	6,545	9	3,606	24	10,151
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	—	—
Home equity(2)	6	704	—	—	6	704
Consumer	—	—	—	—	—	—

Sub-total:	46	$12,922	17	$6,170	63	$19,092

Acquired loans with deteriorated credit:
Residential one-to-four family	7	$1,795	—	$—	7	$1,795
Commercial and Multi-family	4	1,816	—	—	4	1,816
Construction	—	—	—	—	—	—
Commercial business(1)	4	371	—	—	4	371
Home equity(2)	—	—	1	91	1	91
Consumer	—	—	—	—	—	—

Sub-total:	15	$3,982	1	$91	16	$4,073

Total	78	$24,106	27	$10,427	105	$34,533

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

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended March 31, 2014. (Dollars In Thousands):

Three Months Ended March 31, 2014		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$432	$432
Commercial and multi-family	1	187	205
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	2	$619	$637

Acquired loans recorded at fair value:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	—	$—	$—

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	—	$—	$—

Total	2	$619	$637

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

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2014. (In Thousands):

Three Months Ended March 31, 2014
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	—	$—
Commercial and multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Acquired loans recorded at fair value:
Residential one-to-four family	2	$477
Commercial and Multi-family	1	653
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	3	$1,130

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	1	138
Consumer	—	—

Sub-total:	1	$138

Total	4	$1,268

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended March 31, 2013. (In Thousands):

Three Months Ended March 31, 2013		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	—	$—	$—
Commercial and multi-family	1	94	94
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	1	$94	$94

Acquired loans recorded at fair value:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	1	101	101
Consumer	—	—	—

Sub-total:	1	$101	$101

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—	$—
Commercial and Multi-family	—	—	—
Construction	—	—	—
Commercial business(1)	—	—	—
Home equity(2)	—	—	—
Consumer	—	—	—

Sub-total:	—	$—	$—

Total	2	$195	$195

_________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2013. (Dollars In Thousands):

Three Months Ended March 31, 2013
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	—	$—
Commercial and multi-family	1	451
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	1	$451

Acquired loans recorded at fair value:
Residential one-to-four family	1	$221
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	2	922
Home equity(2)	1	56
Consumer	—	—

Sub-total:	4	$1,199

Acquired loans with deteriorated credit:
Residential one-to-four family	—	$—
Commercial and Multi-family	—	—
Construction	—	—
Commercial business(1)	—	—
Home equity(2)	—	—
Consumer	—	—

Sub-total:	—	$—

Total	5	$1,650

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of March 31, 2014. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$254	$656	$—	$910	$98,414	$99,324	$—
Commercial and multi-family	7,606	1,454	817	9,877	591,227	601,104	—
Construction	1,174	—	—	1,174	34,012	35,186	—
Commercial business(1)	118	1,989	218	2,325	53,516	55,841	—
Home equity(2)	183	48	—	231	27,933	28,164	—
Consumer	—	—	—	—	705	705	—

Sub-total:	$9,335	$4,147	$1,035	$14,517	$805,807	$820,324	$—

Acquired loans recorded at fair value:
Residential one-to-four family	$3,889	$1,181	$1,551	$6,621	$90,325	96,946	$—
Commercial and multi-family	5,051	2,057	3,958	11,066	109,000	120,066	—
Construction	—	—	—	—	2	2	—
Commercial business(1)	—	—	—	—	8,889	8,889	—
Home equity(2)	1,137	174	149	1,460	25,576	27,036	—
Consumer	27	—	—	27	803	830	—

Sub-total:	$10,104	$3,412	$5,658	$19,174	$234,595	$253,769	$—

Acquired loans with deteriorated credit:
Residential one-to-four family	$—	$—	$—	$—	$1,619	1,619	$—
Commercial and multi-family	—	—	—	—	1,874	1,874	—
Construction	—	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	371	371	—
Home equity(2)	89	—	—	89	—	89	—
Consumer	—	—	—	—	—	—	—

Sub-total:	$89	$—	$—	$89	$3,864	$3,953	$—

Total	$19,528	$7,559	$6,693	$33,780	$1,044,266	$1,078,046	$—

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2013. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,221	$1,446	$—	$2,667	$94,914	$97,581	$—
Commercial and multi-family	7,170	—	873	8,043	541,875	549,918	—
Construction	1,174	—	—	1,174	36,133	37,307	—
Commercial business(1)	627	—	290	917	51,742	52,659	—
Home equity(2)	126	—	49	175	28,485	28,660	—
Consumer	8	—	—	8	525	533	—

Sub-total:	$10,326	$1,446	$1,212	$12,984	$753,674	$766,658	$—

Acquired loans recorded at fair value:
Residential one-to-four family	$2,223	$1,341	$2,148	$5,712	$94,900	100,612	$—
Commercial and multi-family	5,638	2,882	3,479	11,999	114,124	126,123	—
Construction	—	—	—	—	200	200	—
Commercial business(1)	175	—	—	175	10,303	10,478	—
Home equity(2)	1,220	153	149	1,522	25,791	27,313	—
Consumer	28	2	—	30	889	919	—

Sub-total:	$9,284	$4,378	$5,776	$19,438	$246,207	$265,645	$—

Acquired loans with deteriorated credit:
Residential one-to-four family	$—	$—	$—	$—	$2,141	$2,141	$—
Commercial and multi-family	—	—	—	—	2,081	2,081	—
Construction	—	—	—	—	—	—	—
Commercial business(1)	—	—	—	—	371	371	—
Home equity(2)	—	—	—	—	90	90	—
Consumer	—	—	—	—	—	—	—

Sub-total:	$—	$—	$—	$—	$4,683	$4,683	$—

Total	$19,610	$5,824	$6,988	$32,422	$1,004,564	$1,036,986	$—

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of March 31, 2014. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss		Total

Originated loans:
Residential one-to-four family	$96,834	$643	$1,847	$—		$—	$99,324
Commercial and multi-family	591,376	1,700	6,366	1,662		—	601,104
Construction	35,186	—	—	—		—	35,186
Commercial business(1)	49,661	2,391	3,319	470		—	55,841
Home equity(2)	27,160	591	413	—		—	28,164
Consumer	669	36	—	—		—	705

Sub-total:	$800,886	$5,361	$11,945	$2,132		$—	$820,324

Acquired loans recorded at fair value:
Residential one-to-four family	$88,951	$3,023	$4,972	$—	$		96,946
Commercial and multi-family	107,468	3,028	9,176	394		—	120,066
Construction	2	—	—	—		—	2
Commercial business(1)	8,889	—	—	—		—	8,889
Home equity(2)	25,615	91	1,330	—		—	27,036
Consumer	828	—	2	—		—	830

Sub-total:	$231,753	$6,142	$15,480	$394		$—	$253,769

Acquired loans with deteriorated credit:
Residential one-to-four family	$281	$644	$694	$—		$—	1,619
Commercial and multi-family	1,715	39	120	—		—	1,874
Construction	—	—	—	—		—	—
Commercial business(1)	—	—	371	—		—	371
Home equity(2)	—	—	89	—		—	89
Consumer	—	—	—	—		—	—

Sub-total:	$1,996	$683	$1,274	$—		$—	$3,953

Total Gross Loans	$1,034,635	$12,186	$28,699	$2,526		$—	$1,078,046

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2013. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$95,585	$553	$1,245	$198	$—	$97,581
Commercial and multi-family	539,796	5,022	2,899	2,201	—	549,918
Construction	37,307	—	—	—	—	37,307
Commercial business(1)	45,010	6,581	524	544	—	52,659
Home equity(2)	27,643	642	375	—	—	28,660
Consumer	495	38	—	—	—	533

Sub-total:	$745,836	$12,836	$5,043	$2,943	$—	$766,658

Acquired loans recorded at fair value:
Residential one-to-four family	$92,351	$3,049	$5,212	$—	$—	100,612
Commercial and multi-family	114,034	4,594	5,214	2,281	—	126,123
Construction	200	—	—	—	—	200
Commercial business(1)	10,478	—	—	—	—	10,478
Home equity(2)	26,254	264	795	—	—	27,313
Consumer	914	—	5	—	—	919

Sub-total:	$244,231	$7,907	$11,226	$2,281	$—	$265,645

Acquired loans with deteriorated credit:
Residential one-to-four family	$278	$1,040	$823	$—	$—	2,141
Commercial and multi-family	1,332	749	—	—	—	2,081
Construction	—	—	—	—	—	—
Commercial business(1)	—	—	371	—	—	371
Home equity(2)	—	—	90	—	—	90
Consumer	—	—	—	—	—	—

Sub-total:	$1,610	$1,789	$1,284	$—	$—	$4,683

Total Gross Loans	$991,677	$22,532	$17,553	$5,224	$—	$1,036,986

________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Index

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	March 31,	December 31,
	2014	2013

Unpaid principal balance	$261,531	$274,205
Recorded investment	257,722	270,328

The following table presents changes in the accretable discount on loans acquired for the three months ended March 31, 2014 and 2013. (In Thousands):

	Three Months Ended March 31,
	2014	2013

Balance, Beginning of Period	$102,454	$136,209
Acquisitions	—	—
Accretion	(14,362)	(11,531)
Net Reclassification from Non-Accretable Difference	—	—
Balance, End of Period	$88,092	$124,678

The following table presents changes in the non-accretable yield on loans acquired for the three months ended March 31, 2014 and 2013. (In Thousands):

	Three Months Ended March 31,
	2014	2013

Balance, Beginning of Period	$4,413	$4,835
Loans Sold	—	—
Amounts not recognized due to chargeoffs on
transfers to other real estate	(91)	—
Net Reclassification to Accretable Difference	(93)	(88)
Balance, End of Period	$4,229	$4,747

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2014:
Securities available for sale — Equity Securities	$1,316	$1,316	$—	$—

As of December 31, 2013:
Securities available for sale — Equity Securities	$1,104	$1,104	$—	$—

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2014.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2014:
Impaired Loans	$17,273	$—	$—	$17,273

As of December 31, 2013:
Impaired Loans	$22,174	$—	$—	$22,174

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2014 and December 31, 2013 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
March 31, 2014:
Impaired Loans	$17,273	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2013:
Impaired Loans	$22,174	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of March 31, 2014 and December 31, 2013.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2014 and December 31, 2013 consists of the loan balances of $19.2 million and $24.8 million, net of a valuation allowance of $1.9 million and $2.6 million, respectively.

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

Index

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$27,229	$27,229	$27,229	$—	$—
Interest-earning time deposits	990	990	990	—	—
Securities available for sale	1,316	1,316	1,316	—	—
Securities held to maturity	110,732	112,457	—	112,457	—
Loans held for sale	2,289	2,332	—	2,332	—
Loans receivable, net	1,060,855	1,080,436	—	—	1,080,436
FHLB of New York stock, at cost	8,380	8,380	—	8,380	—
Accrued interest receivable	4,102	4,102	—	4,102	—

Financial liabilities:
Deposits	992,005	995,768	609,475	386,293	—
Borrowings	140,000	147,046	—	147,046	—
Subordinated debentures	4,124	4,331	—	4,331	—
Acrrued interest payable	741	741	—	741	—

	As of December 31, 2013

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,844	$29,844	$29,844	$—	$—
Interest-earning time deposits	990	990	990	—	—
Securities available for sale	1,104	1,104	1,104	—	—
Securities held to maturity	114,216	115,158	—	115,158	—
Loans held for sale	1,663	1,685	—	1,685	—
Loans receivable, net	1,020,344	1,042,552	—	—	1,042,552
FHLB of New York stock, at cost	7,840	7,840	—	7,840	—
Accrued interest receivable	4,157	4,157	—	4,157	—

Financial liabilities:
Deposits	968,670	972,911	587,889	385,022	—
Borrowings	128,000	135,574	—	135,574	—
Subordinated debentures	4,124	4,368	—	4,368	—
Accrued interest payable	771	771	—	771	—

Index

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $36.5 million or 3.0% to $1.244 billion at March 31, 2014 from $1.208 billion at December 31, 2013. The increase in total assets occurred primarily as a result of an increase in loans receivable, net of $40.5 million, partially offset by a decrease in securities held to maturity of $3.5 million and a decrease in total cash and cash equivalents of $2.6 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices beginning in the second half of 2014.

Total cash and cash equivalents decreased by $2.6 million or 8.8% to $27.2 million at March 31, 2014 from $29.8 million at December 31, 2013. Investment securities classified as held-to-maturity decreased by $3.5 million or 3.1% to $110.7 million at March 31, 2014 from $114.2 million at December 31, 2013. This decrease in investment securities held-to-maturity resulted primarily from $4.4 million of repayments and prepayments in the mortgage-backed securities portfolio, partially offset by a purchase of $1.1 million of investment securities.

Loans receivable, net increased by $40.5 million or 4.0% to $1.06 billion at March 31, 2014 from $1.02 billion at December 31, 2013. The increase resulted primarily from a $43.6 million increase in real estate mortgages comprising commercial and multi-family, construction and participation loans with other financial institutions along with a $1.6 million increase in business loans and commercial lines of credit, partially offset by a decrease of $3.4 million in residential real estate loans, a $700,000 decrease in home equity loans and home equity lines of credit and a $300,000 increase in the allowance for loan losses. As of March 31, 2014, the allowance for loan losses was $14.6 million or 55.7% of non-performing loans and 1.36% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $23.3 million or 2.4% to $992.0 million at March 31, 2014 from $968.7 million at December 31, 2013. The increase resulted primarily from a $10.7 million increase in non-interest bearing deposits, an increase of $2.5 million in savings and club deposits, an increase of $6.4 million in money market interest bearing deposits and a $7.2 million increase in certificate of deposits, partly offset by a decrease of $3.5 million in NOW deposits. Our retail deposit customers continue to express a preference to shift deposits from higher cost time deposit accounts to more liquid and lower cost core deposit accounts. Recognizing this shift of sentiment, the attraction and retention of non-interest bearing commercial deposits, and longer dated maturity deposits remains a focus of our retail deposit gathering philosophy. During the quarter ended March 31, 2014, the Federal Open Market Committee (FOMC) has continued its accommodative monetary policy. This extended environment of historically low short term market rates has resulted in continuing parallel low retail deposit account yields, directly decreasing interest expense.

Short-term borrowings increased by $12.0 million, or 66.7%, to $30.0 million at March 31, 2014 from $18.0 million at December 31, 2013. These additional borrowings were utilized in the funding of loan products. Long-term borrowed money remained constant at $110.0 million at March 31, 2014 and December 31, 2013. The purpose of these borrowings reflects the use of long and short term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity increased by $2.1 million or 2.1% to $102.1 million at March 31, 2014 from $100.0 million at December 31, 2013. The increase in stockholders’ equity was primarily attributable to net income of $2.2 million, and an increase of $770,000 in preferred stock outstanding as a result of our on-going capital raising efforts, partly offset by cash dividends paid during the period totaling $1.0 million on outstanding common shares of stock and $170,000 on outstanding preferred stock. The Company accrued a dividend payable for the first quarter on the preferred shares for $193,000 which will be paid in the second quarter. As of March 31, 2014, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.57%, 11.86% and 13.12% respectively.

Three Months of Operation

Net income was $2.2 million for the three months ended March 31, 2014 compared with $2.4 million for three months ended March 31, 2013. The decrease in net income is primarily reflective of an increase in non-interest expense, partly offset by increases in net interest income and non-interest income and decreases in the provision for loan losses and income tax provision.

Net interest income increased by $647,000 or 5.7% to $12.1 million for the three months ended March 31, 2014 from $11.4 million for the three months ended March 31, 2013. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $65.5 million or 5.8% to $1.198 billion for the three months ended March 31, 2014 from $1.132 billion for the three months ended March 31, 2013, partly offset by a decrease in the average yield on interest earning assets of nine basis points to 4.88% for the three months ended March 31, 2014 from 4.97% for the three months ended March 31, 2013. The average balance of interest bearing liabilities increased by $26.3 million or 2.7% to $994.0 million for the three months ended March 31, 2014 from $967.7 million for the three months ended March 31, 2013, while the average cost of interest bearing liabilities decreased by seven basis points to 1.03% for the three months ended March 31, 2014 from 1.10% for the three months ended March 31, 2013. Net interest margin was 4.03% for each of the three-month periods ended March 31, 2014 and March 31, 2013.

Interest income on loans receivable increased by $689,000 or 5.3% to $13.68 million for the three months ended March 31, 2014 from $12.99 million for the three months ended March 31, 2013. The increase was primarily attributable to an increase in the average balance of loans receivable of $105.9 million or 11.2% to $1.052 billion for the three months ended March 31, 2014 from $945.7 million for the three months ended March 31, 2013, partially offset by a decrease in the average yield on loans receivable to 5.20% for the three months ended March 31, 2014 from 5.50% for the three months ended March 31, 2013. The decrease in average yield reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $147,000 or 13.7% to $927,000 for the three months ended March 31, 2014 from $1.07 million for the three months ended March 31, 2013. This decrease was primarily due to a decrease in the average balance of securities of $42.6 million or 26.1% to $120.8 million for the three months ended March 31, 2014 from $163.4 million for the three months ended March 31, 2013, partly offset by an increase in the average yield of securities to 3.07% for the three months ended March 31, 2014 from 2.63% for the three months ended March 31, 2013.

Interest income on other interest-earning assets increased by $2,000 or 18.2% to $13,000 for the three months ended March 31, 2014 from $11,000 for the three months ended March 31, 2013. This increase was primarily due to a increase of $2.3 million or 9.8% in the average balance of other interest-earning assets to $25.6 million for the three months ended March 31, 2014 from $23.3 million for the three months ended March 31, 2013. The average yield on other interest-earning assets increased marginally to 0.20% for the three months ended March 31, 2014 from 0.19% for the three months ended March 31, 2013. The static nature of the average yield on other interest-earning assets reflects the current philosophy of the FOMC of keeping short term interest rates at historically low levels for the last several years.

Index

Total interest expense decreased by $103,000 or 3.9% to $2.56 million for the three months ended March 31, 2014 from $2.66 million for the three months ended March 31, 2013. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities of seven basis points to 1.03% for the three months ended March 31, 2014 from 1.10% for the three months ended March 31, 2013, and a decrease in the average balance of certificate of deposits of $32.1 million or 7.9% to $375.6 million for the three months ended March 31, 2014 from $407.7 million for the three months ended March 31, 2013, partly offset by an increase the average balance of borrowings of $14.9 million or 12.8% to $131.5 million for the three months ended March 31, 2014 from $116.6 million for the three months ended March 31, 2013 . The decrease in the average cost reflects the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $1.0 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2014, the Company experienced $696,000 in charge-offs. During the year ended December 31, 2013, the Company experienced $771,000 in net charge-offs (consisting of $971,000 in charge-offs and $200,000 in recoveries). The Bank had non-performing loans totaling $26.3 million or 2.44% of gross loans at March 31, 2014 and $20.6 million or 1.98% of gross loans at December 31, 2013. The allowance for loan losses was $14.6 million or 1.36% of gross loans at March 31, 2014, $14.3 million or 1.38% of gross loans at December 31, 2013 and $13.3 million or 1.41% of gross loans at March 31, 2013. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2014, December 31, 2013 and March 31, 2013.

Total non-interest income increased by $516,000, or 65.8% to $1.3 million for the three months ended March 31, 2014 from $784,000 for the three months ended March 31, 2013. Non-interest income reflected an increase of $658,000 or 552.9% in gain on sale of loans originated for sale to $777,000 for the three months ended March 31, 2014 from $119,000 for the three months ended March 31, 2013, and an increase in fees and service charges to $504,000 for the three months ended March 31, 2014 from $424,000 for the three months ended March 31, 2013, partly offset by a decrease of $224,000 in gain on sale of securities held to maturity as there were no sales in the current period and a gain of that amount for the three months ended March 31, 2013. The securities sold consisted of mortgage-backed securities that had already returned at least 85% of the original principal purchased.

Total non-interest expense increased by $1.66 million or 23.9% to $8.56 million for the three months ended March 31, 2014 from $6.90 million for the three months ended March 31, 2013. Salaries and employee benefits expense increased by $1.0 million or 28.7% to $4.46 million for the three months ended March 31, 2014 from $3.47 million for the three months ended March 31, 2013. This increase in both salaries and employee benefits was mainly attributable to an increase of 51 full-time equivalent employees, or 23.2%, to 271 at March 31, 2014 from 220 at March 31, 2013, which relates to the addition of business development and loan administration employees, and the anticipated opening of new branch offices beginning in the second half of 2014, as well as providing health benefits to a greater number of existing employees. Occupancy expense increased by $168,000 or 20.7% to $980,000 for the three months ended March 31, 2014 from $812,000 for the three months ended March 31, 2013. Equipment expense increased by $191,000 or 16.4% to $1.36 million for the three months ended March 31, 2014 from $1.17 million for the three months ended March 31, 2013. The increases in occupancy and equipment expenses related primarily to the anticipated opening of new branch offices beginning in the second half of 2014. Professional fees increased by $31,000 or 6.8% to $490,000 for the three months ended March 31, 2014 from $459,000 for the three months ended March 31, 2013. Director fees were $168,000 for each of the three-month periods ending March 31, 2014 and March 31, 2013. Regulatory assessments decreased by $13,000 or 4.9% to $252,000 for the three months ended March 31, 2014 from $265,000 for the three months ended March 31, 2013. Advertising expense increased by $72,000 or 70.6% to $174,000 for the three months ended March 31, 2014 from $102,000 for the three months ended March 31, 2013. The increase was primarily due to our marketing efforts related to the previously mentioned expansion of our geographic footprint. Other real estate owned (OREO) (income)/expenses increased by $92,000 to expenses of $8,000 for the three months ended March 31, 2014 from income of $84,000 for the three months ended March 31, 2013. The increase in expenses was primarily due to an upward valuation adjustment of OREO property of $110,000 for the three months ended March 31, 2013 compared to no corresponding adjustment for the three months ended March 31, 2014. Other non-interest expense increased by $116,000 or 21.1% to $666,000 for the three months ended March 31, 2014 from $550,000 for the three months ended March 31, 2013, which included $50,000 of broker fees related to the sale of SBA loans for the current three-month period. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision decreased by $114,000 or 6.8% to $1.57 million for the three months ended March 31, 2014 from $1.69 million for the three months ended March 31, 2013. The decrease in income tax provision was a result of lower taxable income during the three-month period ended March 31, 2014 as compared to the three months ended March 31, 2013. The consolidated effective tax rate for the three months ended March 31, 2014 was 41.3% compared to 41.2% for the three months ended March 31, 2013.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2014. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2014. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$100,019	$(61,849)	(42.01)%	7.46%	(416)	bps
+200bp	128,228	(33,639)	(22.85)	9.56	(206)	bps
+100bp	150,073	(11,795)	(8.01)	11.02	(60)	bps
PAR	161,868	—	—	11.62	-	bps
-100bp	187,206	25,339	17.21	13.21	159	bps

bp – basis points

The table above indicates that as of March 31, 2014, in the event of a 100 basis point increase in interest rates, we would experience a 8.01% decrease in NPV.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of March 31, 2014, we were not involved in any material legal proceedings, the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

The Company, as the successor to Allegiance Community Bank, is a named defendant in the lawsuit Kontos v. Robbins, et al., filed in the Superior Court of New Jersey on May 15, 2012.  The lawsuit alleges that Spencer Robbins, the former Chairman of the Board of Allegiance Community Bank and currently a director of the Company, and others misled Mr. Kontos with respect to his investment in a real estate project and they induced him to borrow money from Allegiance Community Bank, also a named defendant. The lawsuit seeks an unspecified dollar amount of damages. Insurance coverage is currently in effect. The Company has filed its Answer to the lawsuit. The Company is vigorously defending its interests in this litigation.

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

The Company has made claims with both of the Directors' and Officers' Liability insurance carriers for Pamrapo Bancorp, Inc., and the Company, seeking indemnification and reimbursement of the attorney's fees and defense costs incurred by the Company in defending the Kube v. Pamrapo Bancorp, Inc., et al., litigation  These claims are pending.

The Company, as the successor to Pamrapo Bancorp, Inc., is a named defendant in a lawsuit, Armstrong v. BCB Bancorp, Inc., and Brian M. Campbell, which was filed in the Superior Court of New Jersey, Atlantic County, Law Division, on September 27, 2011. The lawsuit accuses Brian Campbell, the former Managing Director of Pamrapo Services Corporation, a wholly-owned subsidiary of Pamrapo Bancorp, Inc., of various violations of federal and state securities laws, fraud, breach of fiduciary duty and negligence. Prime Capital, Inc., has been named as a potentially-responsible party by the Company and/or the plaintiff. The case has been transferred to FINRA arbitration. The arbitration is in its discovery stage.  The plaintiff is seeking unspecified damages. The arbitration hearing is scheduled to begin on June 23, 2014. Insurance coverage is currently in effect for the Company. The Company is vigorously defending its interests in this litigation. The parties have conferenced in an effort to resolve this case.  It is anticipated that a final resolution among the parties will be reached prior to the commencement of the FINRA hearing.

ITEM 1.A. RISK FACTORS

Other than as set forth below, there have been no changes to the risk factors set forth under Item 1.A Risk Factors as set fourth in the Company’s Form 10-K for the year ended December 31, 2013.

The asset quality of our loan portfolio may deteriorate if the economy falters, resulting in a portion of our loans failing to perform in accordance with their terms. Under such circumstances our profitability will be adversely affected.

At March 31, 2014, the Company had $43.4 million in classified loans of which $2.5 million were classified as doubtful, $28.7 million were classified as substandard and $12.2 million were classified as special mention. In addition, at that date we had $21.0 million in non-accruing loans. While we have adhered to stringent underwriting standards in the origination of loans, a large percentage of our loan portfolio was obtained in connection with our acquisition of Pamrapo Bancorp, Inc. and Allegiance Community Bank. In addition, there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities sold within the past three years without registering the securities under the Securities Act of 1933

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. The Company’s stock purchases for the three months ended March 31, 2014 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

January 1- January 31, 2014	410	$13.15	410	415,379
February 1- February 28, 2014	0	$0.00	0	415,379
March 1- March 31, 2014	0	$0.00	0	415,379

Total	410	$13.15	410	415,379

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

BCB BANCORP, INC.

Date: May 7, 2014	By:	/s/ Donald Mindiak
Donald Mindiak
Chief Executive Officer

Date: May 7, 2014	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

