Form 10-Q
period 2014-06-30
BCB BANCORP INC
filed 2014-08-07
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2014, BCB Bancorp, Inc., had 8,373,286 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Cash and amounts due from depository institutions	$8,776	$10,847
Interest-earning deposits	15,553	18,997
Total cash and cash equivalents	24,329	29,844

Interest-earning time deposits	990	990
Securities available for sale	-	1,104
Securities held to maturity, fair value $110,750 and $115,158,
respectively	107,766	114,216
Loans held for sale	3,256	1,663
Loans receivable, net of allowance for loan losses of $14,952 and
$14,342, respectively	1,096,232	1,020,344
Federal Home Loan Bank of New York stock, at cost	9,284	7,840
Premises and equipment, net	13,420	13,853
Accrued interest receivable	4,086	4,157
Other real estate owned	3,295	2,227
Deferred income taxes	10,970	9,942
Other assets	4,747	1,779
Total Assets	$1,278,375	$1,207,959

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$126,419	$107,613
Interest bearing deposits	883,122	861,057
Total deposits	1,009,541	968,670
Short-term Debt	45,500	18,000
Long-term Debt	110,000	110,000
Subordinated Debentures	4,124	4,124
Other Liabilities	6,355	7,105
Total Liabilities	1,175,520	1,107,899

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,343 shares of series A and B 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share)	-	-
Additional paid-in capital preferred stock	13,326	12,556
Common stock; $0.064 stated value; 20,000,000 shares authorized, issued 10,901,627 and 10,861,129 shares at June 30, 2014 and December 31, 2013, respectively
outstanding 8,371,364 shares and 8,331,750 shares, respectively	697	694
Additional paid-in capital common stock	92,395	92,064
Retained earnings	26,008	23,710
Accumulated other comprehensive (loss) income	(466)	129
Treasury stock, at cost, 2,530,263 and 2,529,379 shares, respectively	(29,105)	(29,093)
Total Stockholders' Equity	102,855	100,060

Total Liabilities and Stockholders' Equity	$1,278,375	$1,207,959

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Interest income:
Loans, including fees	$13,881	$13,246	$27,562	$26,239
Investments, taxable	878	928	1,793	1,989
Investments, non-taxable	13	12	25	25
Other interest-earning assets	11	13	24	24
Total interest income	14,783	14,199	29,404	28,277

Interest expense:
Deposits:
Demand	127	107	248	210
Savings and club	91	91	182	177
Certificates of deposit	1,049	1,192	2,141	2,441
	1,267	1,390	2,571	2,828
Borrowed money	1,272	1,241	2,525	2,464
Total interest expense	2,539	2,631	5,096	5,292

Net interest income	12,244	11,568	24,308	22,985
Provision for loan losses	450	600	1,450	1,800

Net interest income after provision for loan losses	11,794	10,968	22,858	21,185

Non-interest income:
Fees and service charges	528	479	1,032	903
Gain on sales of loans	230	227	1,007	346
Gain on sales of securities held to maturity	39	135	39	360
Gain on sale of securities available for sale	1,223	-	1,223	-
Other	18	40	37	56
Total non-interest income	2,038	881	3,338	1,665

Non-interest expense:
Salaries and employee benefits	5,042	3,719	9,503	7,186
Occupancy expense of premises	964	866	1,944	1,679
Equipment	1,341	1,282	2,698	2,448
Professional fees	533	568	1,023	1,027
Director fees	194	168	362	336
Regulatory assessments	282	278	534	543
Advertising	266	178	440	280
Other real estate owned, net	32	(32)	40	(116)
Other	812	562	1,478	1,109
Total non-interest expense	9,466	7,589	18,022	14,492

Income before income tax provision	4,366	4,260	8,174	8,358
Income tax provision	1,736	1,707	3,309	3,395

Net Income	$2,630	$2,553	$4,865	$4,963
Preferred stock dividends	204	130	397	260
Net Income available to common stockholders	$2,426	$2,423	$4,468	$4,703

Net Income per common share-basic and diluted
Basic	$0.29	$0.29	$0.54	$0.56
Diluted	$0.29	$0.29	$0.53	$0.56

Weighted average number of common shares outstanding
Basic	8,353	8,411	8,346	8,446
Diluted	8,401	8,417	8,396	8,450

See accompanying notes to unaudited consolidated financial statements.

 See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Income	$2,630	$2,553	$4,865	$4,963
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	-	142	126	249
Less: reclassification adjustment for gains included in net income (b) (d)	(721)	-	(721)	-
Benefit plans (c)	-	11	-	22
Other comprehensive income	(721)	153	(595)	271
Comprehensive income	$1,909	$2,706	$4,270	$5,234

(a)

Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains of $0,  $239,000,  $213,000, and $421,000, respectively, less deferred taxes of $0,  $97,000, $87,000 and $172,000,  respectively. The Statements of Income line items impacted by these amounts are gains on sales of securities and income tax provision.

(b)

Represents the sale of available-for-sale securities during the three months ended June 30, 2014, for which unrealized gains were previously reported totaling $1.2 million, less deferred taxes of $498,000.  No sales of available-for-sale securities occurred during the three months ended June 30, 2014 and the three months ended March 31, 2014 and 2013.

(c)

Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $0,  $18,000,  $0, and $36,000, respectively, less deferred taxes of $0,  $7,000,  $0, and $14,000, respectively. The Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

(d)	During the second quarter of 2013, one available for sale security was called at par for $1.0 million.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2014	$—	$694	$104,620	$23,710	$(29,093)	$129	$100,060

Proceeds from issuance of Series B preferred stock	—	—	770	—	—	—	770

Exercise of Stock Options (116,584 shares)	—	3	305	—	—	—	308

Stock-based compensation expense	—	—	26	—	—	—	26

Treasury Stock Purchases (884 shares)	—	—	—	—	(12)	—	(12)

Dividends payable on Series A and Series B 6% noncumulative perpetual preferred stock	—	—	—	(397)	—	—	(397)

Cash dividends on common stock ($0.12 per share in February and $0.14 per share in May) declared	—	—	—	(2,170)	—	—	(2,170)

Net income	—	—	—	4,865	—	—	4,865

Other comprehensive income	—	—	—	—	—	(595)	(595)

Ending Balance at June 30, 2014	$—	$697	$105,721	$26,008	$(29,105)	$(466)	$102,855

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities :
Net Income	$4,865	$4,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	719	645
Amortization and accretion, net	(307)	604
Provision for loan losses	1,450	1,800
Deferred income tax (benefit)	(616)	(538)
Loans originated for sale	(11,458)	(11,909)
Proceeds from sale of loans originated for sale	10,412	9,314
Gain on sales of loans originated for sale	(1,007)	(346)
Gain on sales of other real estate owned	-	(123)
Fair value adjustment of other real estate owned	-	(110)
Gain on sales of securities held to maturity	(39)	(360)
Gain on sales of securities available for sale	(1,223)	-
Stock compensation expense	26	17
Decrease (increase) in interest receivable	71	(151)
(Increase) decrease in other assets	(2,968)	3,939
(Decrease) in accrued interest payable	(12)	(54)
(Decrease) increase in other liabilities	(738)	326

Net Cash (Used In) Provided by Operating Activities	(825)	8,017

Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	8,717	29,012
Proceeds from call of securities available for sale	-	1,000
Purchases of securities held to maturity	(3,034)	(1,359)
Proceeds from sales of securities held to maturity	536	8,591
Proceeds from sales of securities available for sale	1,320	-
Proceeds from sales of other real estate owned	-	3,042
Proceeds from sale of participation loans held in portfolio	-	24,224
Participation loans sold held in portfolio		(24,224)
Purchases of loans	-	(2,334)
Net (Increase) in loans receivable	(77,369)	(19,194)
Additions to premises and equipment	(286)	(1,181)
Purchase/Redemption of Federal Home Loan Bank of New York stock, net	(1,444)	668

Net Cash (Used In) Provided By Investing Activities	(71,560)	18,245

Cash flows from financing activities:
Net increase in deposits	40,871	11,207
Net change in short-term debt	27,500	(17,000)
Purchases of treasury stock	(12)	(1,257)
Cash dividend paid on common stock	(2,170)	(2,025)
Cash dividend paid on preferred stock	(397)	(130)
Net proceeds from Issuance of common stock	305	-
Net proceeds from Issuance of preferred stock	770	-
Exercise of stock options	3	12

Net Cash Provided by (Used In) Financing Activities	66,870	(9,193)

Net (Decrease) Increase In Cash and Cash Equivalents	(5,515)	17,069
Cash and Cash Equivalents-Beginning	29,844	34,147

Cash and Cash Equivalents-Ending	$24,329	$51,216

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$6,744	$27
Interest	$5,108	$5,346

Non-cash items:
Transfer of loans to other real estate owned	$1,068	$3,010
Reclassification of loans originated for sale to held to maturity	$460	$2,875

 See accompanying notes to unaudited consolidated financial statements.

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

Note 2 – Reclassification

Certain amounts as of December 31, 2013 and the three and six month periods ended June 30, 2013 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Pension plan:
Interest cost	$199	$98	$100	$196
Expected return on plan assets	(308)	(137)	(154)	(274)
Amortization of unrecognized loss	-	18	-	36

Net periodic pension cost	(109)	(21)	(54)	(42)

SERP plan:
Interest cost	$10	$4	$5	$8

Net periodic postretirement cost	$10	$4	$5	$8

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options. Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On March 7, 2014, a grant of 110,000 options was declared for members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on March 7, 2014 and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements.  On January 17, 2013, a grant of 130,000 options was declared for certain members of the Board of Directors.    The exercise price was recorded as of the close of business on January 17, 2013 and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. During the third quarter of 2013, there were 29,928 stock options granted which vest immediately. The exercise price was recorded as of the close of business on August 7, 2013.

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

A summary of stock option activity, adjusted to retroactively reflect stock dividends, follows:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2013	344,128	$8.93-18.41	$11.09

Options granted	110,000	13.32	13.32
Options exercised	(116,584)	8.93-11.84	11.56
Options forfeited	(13,569)	8.93-29.25	19.90
Options expired	(6,000)	29.25

Outstanding at June 30, 2014	317,975	$8.93-15.65	$11.15

As of June 30, 2014, stock options which are granted and were exercisable totaled 59,975 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 59,975 shares underlying unexercised options outstanding as of June 30, 2014 is $534,667 over a weighted average period of 9.09 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and six months ended June 30, 2014 and 2013, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended June 30, 2014 and 2013, the weighted average number of outstanding options considered to be anti-dilutive were 31,044, and 343,252, respectively, and for the six months ended June 30, 2014 and 2013, the weighted average number of outstanding options considered to be anti-dilutive were 15,522 and 343,252,  respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$2,426			$2,423

Basic earnings per share-
Income available to
Common stockholders	$2,426	8,353	$0.29	$2,423	8,411	$0.29

Effect of dilutive securities:
Stock options	-	48		-	6

Diluted earnings per share-
Income available to
Common stockholders	$2,426	8,401	$0.29	$2,423	8,417	$0.29

	For the Six Months Ended June 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$4,468			$4,703

Basic earnings per share-
Income available to
Common stockholders	$4,468	8,346	$0.54	$4,703	8,446	$0.56

Effect of dilutive securities:
Stock options	-	50		-	4

Diluted earnings per share-
Income available to
Common stockholders	$4,468	8,396	$0.53	$4,703	8,450	$0.56

Note 5 – Securities Available for Sale

The following tables present the cost and gross unrealized gains and losses on securities available for sale as of June 30, 2014 and December 31, 2013:

June 30, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$—	$—	$—	$—

December 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$97	$1,007	$—	$1,104

Note 6 – Securities Held to Maturity

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities held to maturity as of June 30, 2014 and

December 31, 2013:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$2,172	$—	$(6)	$2,166
Due after five years through ten years	4,017	33	(73)	3,977
Due after ten years	100,223	3,367	(412)	103,178
	106,412	3,400	(491)	109,321
Municipal obligations:
Due after five to ten years	1,354	75	—	1,429

	$107,766	$3,475	$(491)	$110,750

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$998	$—	$(2)	$996
Due after five years through ten years	3,163	—	(135)	3,028
Due after ten years	108,698	2,239	(1,192)	109,745
	112,859	2,239	(1,329)	113,769
Municipal obligations:
Due after five to ten years	1,357	32	—	1,389

	$114,216	$2,271	$(1,329)	$115,158

The amortized cost and carrying values shown above are categorized by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. As of June 30, 2014 and December 31, 2013, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

In 2013, management decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, with the intent to hold to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance purchased has been amortized prior to the sale. During the six months ended June 30, 2014, proceeds from sales of securities held to maturity meeting the 85% threshold totaled approximately $537,000, and resulted in gross gains of approximately $40,000, and gross losses of approximately $1,000. There were no sales of held to maturity securities that did not meet the 85% threshold. During the six months ended June 30, 2013, proceeds from sales of securities held to maturity meeting the 85% threshold totaled approximately $8.6 million, and resulted in gross gains of approximately $375,000, and gross losses of approximately $15,000. There were no sales of held to maturity securities that did not meet the 85% threshold.

Note 6 – Securities Held to Maturity (Continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2014
Residential mortgage-backed securities	$18,862	$(188)	$8,332	$(303)	$27,194	$(491)

	$18,862	$(188)	$8,332	$(303)	$27,194	$(491)

December 31, 2013
Residential mortgage-backed securities	$42,894	$(1,329)	$-	$-	$42,894	$(1,329)

	$42,894	$(1,329)	$-	$-	$42,894	$(1,329)

Management does not believe that any of the unrealized losses as of June 30, 2014, (which are related to twenty-five residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies, including FNMA, FHLMC and GNMA. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of June 30, 2014 and December 31, 2013 by segment and class:

	June 30, 2014	December 31, 2013
	(In Thousands)
Originated loans:
Residential one-to-four family	$102,973	$97,581
Commercial and multi-family	630,961	549,918
Construction	42,564	37,307
Commercial business(1)	62,859	52,659
Home equity(2)	29,128	28,660
Consumer	1,307	533

Sub-total	869,792	766,658

Acquired loans recorded at fair value:
Residential one-to-four family	92,910	100,612
Commercial and multi-family	113,400	126,123
Construction	1	200
Commercial business(1)	8,103	10,478
Home equity(2)	24,866	27,313
Consumer	729	919

Sub-total	240,009	265,645

Acquired loans with deteriorated credit:
Residential one-to-four family	1,594	2,141
Commercial and multi-family	1,868	2,081
Construction	-	-
Commercial business(1)	371	371
Home equity(2)	85	90
Consumer	-	-

Sub-total	3,918	4,683

Total Loans	1,113,719	1,036,986

Less:
Deferred loan fees, net	(2,535)	(2,300)
Allowance for loan losses	(14,952)	(14,342)

	(17,487)	(16,642)

Total Loans, net	$1,096,232	$1,020,344

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements.  These elements include a specific reserve for impaired loans, a general allocated reserve for all remaining loans, and an unallocated portion.

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of June 30, 2014, we had $40.5 million in loans classified as substandard, $12.9 million in loans classified as special mention and no loans classified as loss. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan is in the process of being revalued.

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2014 and recorded investment in loans receivable at June 30, 2014. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &
	Residential	Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$1,627	$8,521	$655	$1,252	$370	$138	$147		$12,710
Acquired loans recorded at fair value:	707	779	-	-	128	15	-		1,629
Acquired loans with deteriorated credit:	69	81	-	154	3	-	-		307
Beginning Balance, March 31, 2014	2,403	9,381	655	1,406	501	153	147		14,646

Charge-offs:
Originated Loans:	-	256	-	-	-	-	-	-	256
Acquired loans recorded at fair value:	-	32	-	-	-	-	-	-	32
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-
Sub-total:	-	288	-	-	-	-	-		288

Recoveries:
Originated Loans:	-	-	-	-	-	-	-		-
Acquired loans recorded at fair value:	-	73	65	-	6	-	-		144
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Sub-total:	-	73	65	-	6	-	-		144

Provisions:
Originated Loans:	707	115	13	(341)	152	(6)	196		836
Acquired loans recorded at fair value:	(81)	(124)	(65)	-	(73)	(9)	-		(352)
Acquired loans with deteriorated credit:	(6)	-	-	(28)	-	-	-		(34)
Sub-total:	620	(9)	(52)	(369)	79	(15)	196		450

Totals:
Originated Loans:	2,334	8,380	668	911	522	132	343		13,290
Acquired loans recorded at fair value:	626	696	-	-	61	6	-		1,389
Acquired loans with deteriorated credit:	63	81	-	126	3	-	-		273
Ending Balance, June 30, 2014	$3,023	$9,157	$668	$1,037	$586	$138	$343		$14,952

Loans Receivable:

Ending Balance Originated Loans:	102,973	630,961	42,564	62,859	29,128	1,307	-		869,792
Ending Balance Acquired loans recorded at fair value:	92,910	113,400	1	8,103	24,866	729	-		240,009
Ending Balance Acquired loans with deteriorated credit:	1,594	1,868	-	371	85	-	-		3,918
Total Gross Loans:	$197,477	$746,229	$42,565	$71,333	$54,079	$2,036	$-		$1,113,719

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	8,710	13,038	-	-	1,312	1,046	-		24,106
Ending Balance Acquired loans recorded at fair value:	13,288	12,431	-	-	620	1	-		26,340
Ending Balance Acquired loans with deteriorated credit:	1,594	1,609	-	371	85	-	-		3,659
Ending Balance Loans individually evaluated
for impairment:	$23,592	$27,078	$-	$371	$2,017	$1,047	$-		$54,105

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	94,263	617,923	42,564	62,859	27,816	261	-		845,686
Ending Balance Acquired loans recorded at fair value:	79,622	100,969	1	8,103	24,246	728	-		213,669
Ending Balance Acquired loans with deteriorated credit:	-	259	-	-	-	-	-		259
Ending Balance Loans collectively evaluated
for impairment:	$173,885	$719,151	$42,565	$70,962	$52,062	$989	$-		$1,059,614

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2014. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$1,729	$7,419	$700	$1,295	$363	$3	$83		$11,592
Acquired loans recorded at fair value:	832	1,744	1	44	129	-	-		2,750
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Beginning Balance, December 31, 2013	2,561	9,163	701	1,339	492	3	83		14,342

Charge-offs:
Originated Loans:	-	308	-	126	27	-	-	-	461
Acquired loans recorded at fair value:	-	521	-	-	-	2	-	-	523
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-
Sub-total:	-	829	-	126	27	2	-		984

Recoveries:
Originated Loans:	-	-	-	-	-	-	-		-
Acquired loans recorded at fair value:	-	73	65	-	6	-	-		144
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Sub-total:	-	73	65	-	6	-	-		144

Provisions:
Originated Loans:	605	1,269	(32)	(258)	186	129	260		2,159
Acquired loans recorded at fair value:	(206)	(600)	(66)	(44)	(74)	8	-		(982)
Acquired loans with deteriorated credit:	63	81	-	126	3	-	-		273
Sub-total:	462	750	(98)	(176)	115	137	260		1,450

Totals:
Originated Loans:	2,334	8,380	668	911	522	132	343		13,290
Acquired loans recorded at fair value:	626	696	-	-	61	6	-		1,389
Acquired loans with deteriorated credit:	63	81	-	126	3	-	-		273
Ending Balance, June 30, 2014	$3,023	$9,157	$668	$1,037	$586	$138	$343		$14,952

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

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2013. (In Thousands):

			Commercial &			Commercial		Home
	Residential		Multi-family	Construction		Business (1)		Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$1,416		$6,957		$659		$1,332		$325		$48		$183		$10,920
Acquired loans recorded at fair value:	622		1,323		101		43		218		5		-		2,312
Acquired loans with deteriorated credit:	112		-		-		-		-		-		-		112
Beginning Balance, March 31, 2013	$2,150		$8,280		$760		$1,375		$543		$53		$183		$13,344

Charge-offs:
Originated Loans:	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	85	-	-	-	-	-	237	-	-	-	-	-	322
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	-		85		-		-		237		-		-		322

Recoveries:
Originated Loans:	35		-		-		-		-		-		-		35
Acquired loans recorded at fair value:	-		-		-		16		-		-		-		16
Acquired loans with deteriorated credit:	-		-		-		-		-		-		-		-
Sub-total:	35		-		-		16		-		-		-		51

Provisions:
Originated Loans:	210		(92)		406		225		(26)		(31)		205		897
Acquired loans recorded at fair value:	(57)		(372)		33		(42)		207		32		-		(199)
Acquired loans with deteriorated credit:	(98)		-		-		-		-		-		-		(98)
Sub-total:	55		(464)		439		183		181		1		205		600

Totals:
Originated Loans:	1,661		6,865		1,065		1,557		299		17		388		11,852
Acquired loans recorded at fair value:	565		866		134		17		188		37		-		1,807
Acquired loans with deteriorated credit:	14		-		-		-		-		-		-		14
Ending Balance, June 30, 2013	$2,240		$7,731		$1,199		$1,574		$487		$54		$388		$13,673

Loans Receivable:

Ending Balance Originated Loans:	86,153		478,277		26,078		47,078		25,755		438		-		663,779
Ending Balance Acquired loans recorded at fair value:	109,853		140,211		334		7,409		30,450		999		-		289,256
Ending Balance Acquired loans with deteriorated credit:	2,154		2,071		-		324		92		-		-		4,641
Total Gross Loans:	$198,160		$620,559		$26,412		$54,811		$56,297		$1,437		$-		$957,676

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,995		12,660		-		3,412		784		29		-		18,880
Ending Balance Acquired loans recorded at fair value:	10,708		15,412		130		1,014		1,087		3		-		28,354
Ending Balance Acquired loans with deteriorated credit:	2,154		1,801		-		324		92		-		-		4,371
Ending Balance Loans individually evaluated
for impairment:	$14,857		$29,873		$130		$4,750		$1,963		$32		$-		$51,605

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	84,158		465,617		26,078		43,666		24,971		409		-		644,899
Ending Balance Acquired loans recorded at fair value:	99,145		124,799		204		6,395		29,363		996		-		260,902
Ending Balance Acquired loans with deteriorated credit:	-		270		-		-		-		-		-		270
Ending Balance Loans collectively evaluated
for impairment:	$183,303		$590,686		$26,282		$50,061		$54,334		$1,405		$-		$906,071

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2013. (In Thousands):

			Commercial &			Commercial		Home
	Residential		Multi-family	Construction		Business (1)		Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$1,143		$7,088		$866		$576		$284		$41		$32		$10,030
Acquired loans recorded at fair value:	719		963		93		244		191		18		-		2,228
Acquired loans with deteriorated credit:	105		-		-		-		-		-		-		105
Beginning Balance, December 31, 2012	$1,967		$8,051		$959		$820		$475		$59		$32		$12,363

Charge-offs:
Originated Loans:	-	-	-	-	-	-	223	-	-	-	-	-	-	-	223
Acquired loans recorded at fair value:	-	-	85	-	-	-	-	-	237	-	-	-	-	-	322
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	-		85		-		223		237		-		-		545

Recoveries:
Originated Loans:	35		-		3		-		-		-		-		38
Acquired loans recorded at fair value:	-		-		-		17		-		-		-		17
Acquired loans with deteriorated credit:	-		-		-		-		-		-		-		-
Sub-total:	35		-		3		17		-		-		-		55

Provisions:
Originated Loans:	483		(223)		196		1,204		15		(24)		356		2,007
Acquired loans recorded at fair value:	(154)		(12)		41		(244)		234		19		-		(116)
Acquired loans with deteriorated credit:	(91)		-		-		-		-		-		-		(91)
Sub-total:	238		(235)		237		960		249		(5)		356		1,800

Totals:
Originated Loans:	1,661		6,865		1,065		1,557		299		17		388		11,852
Acquired loans recorded at fair value:	565		866		134		17		188		37		-		1,807
Acquired loans with deteriorated credit:	14		-		-		-		-		-		-		14
Ending Balance, June 30, 2013	$2,240		$7,731		$1,199		$1,574		$487		$54		$388		$13,673

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of June 30, 2014 and December 31, 2013. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2014 and December 31, 2013, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of June 30, 2014	As of December 31, 2013
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$721	$144
Commercial and multi-family	11,085	5,158
Construction	-	521
Commercial business(1)	2,377	2,279
Home equity(2)	225	309
Consumer	-	-

Sub-total:	$14,408	$8,411

Acquired loans recorded at fair value:
Residential one-to-four family	$5,042	$4,685
Commercial and multi-family	9,776	6,575
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1,110	757
Consumer	-	-

Sub-total:	$15,928	$12,017

Acquired loans with deteriorated credit:
Residential one-to-four family	$1,104	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	85	137
Consumer	-	-

Sub-total:	$1,189	$137

Total	$31,525	$20,565

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and six months ended June 30, 2014 and 2013. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2014	2013	2013	2014	2014	2013	2013

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$2,750	$47	$518	$5	$2,422	$94	$485	$13
Commercial and Multi-family	6,721	20	5,954	96	6,266	40	5,368	143
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	1,490	-	2,187	18	1,383	-	2,059	28
Home equity(2)	303	3	319	2	282	5	312	7
Consumer	-	-	15	1	-	-	10	1

Sub-total:	$11,264	$70	$8,993	$122	$10,353	$139	$8,234	$192

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$5,667	$22	$4,253	$46	$5,655	$43	$3,812	$93
Commercial and Multi-family	8,793	43	6,056	53	5,455	87	6,099	84
Construction	-	-	101	-	-	-	67	2
Commercial business(1)	-	-	88	3	-	-	101	4
Home equity(2)	731	-	1,532	13	661	-	1,529	21
Consumer	2	-	2	-	3	-	1	-

Sub-total	$15,193	$65	$12,032	$115	$11,774	$130	$11,609	$204

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,515	$14	$1,740	$29	$1,821	$27	$1,719	$60
Commercial and Multi-family	1,610	29	2,164	26	1,712	57	2,376	48
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	1	-	325	1	186	-	326	5
Home equity(2)	87	1	93	5	88	3	93	7
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$3,213	$44	$4,322	$61	$3,807	$87	$4,514	$120

Total Impaired Loans
With no related allowance recorded:	$29,670	$179	$25,347	$298	$25,934	$356	$24,357	$516

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and six months ended June 30, 2014 and 2013. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2014	2013	2013	2014	2014	2013	2013

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$3,156	$19	$1,153	$11	$2,854	$38	$1,012	$21
Commercial and Multi-family	3,875	-	5,100	6	4,571	-	5,104	49
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	709	-	1,205	13	552	-	1,161	45
Home equity(2)	902	21	268	0	791	42	211	7
Consumer	586	-	-	-	523	-	-	-

Sub-total:	$9,228	$40	$7,726	$30	$9,291	$80	$7,488	$122

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$5,928	$67	$6,380	$-	$5,954	$134	$6,511	$73
Commercial and Multi-family	4,537	28	8,569	-	7,478	55	8,409	103
Construction	-	-	130	-	-	-	130	-
Commercial business(1)	-	-	485	-	-	-	425	-
Home equity(2)	329	2	415	-	379	3	490	7
Consumer	-	-	3	-	-	-	2	-

Sub-total	$10,794	$97	$15,982	$-	$13,811	$192	$15,967	$183

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$92	$4	$417	$-	$46	$9	$447	$1
Commercial and Multi-family	-	6	-	-	-	13	-	-
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	371	-	-	-	185	-	-	-
Home equity(2)	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$463	$10	$417	$-	$231	$22	$447	$1

Total Impaired Loans
with an allowance recorded:	$20,485	$147	$24,125	$30	$23,333	$294	$23,902	$306

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

June 30, 2014 and December 31, 2013. (In Thousands):

	As of June 30, 2014			As of December 31, 2013
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$4,426	$4,433	$-	$417	$444	$-
Commercial and multi-family	9,145	9,531	-	3,388	3,394	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	2,766	2,776	-
Home equity(2)	161	161	-	402	402	-
Consumer	-	-	-	-	-	-

Sub-total:	$13,732	$14,125	$-	$6,973	$7,016	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$6,848	$6,941	$-	$4,463	$4,489	$-
Commercial and Multi-family	7,845	8,142	-	3,064	3,098	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	487	504	-	835	922	-
Consumer	1	1	-	5	5	-

Sub-total:	$15,181	$15,588	$-	$8,367	$8,514	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,503	$2,149	$-	$2,141	$2,879	$-
Commercial and Multi-family	1,609	1,971	-	1,815	2,312	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	181	-	371	652	-
Home equity(2)	85	137	-	90	138	-
Consumer	-	-	-	-	-	-

Sub-total:	$3,197	$4,438	$-	$4,417	$5,981	$-

Total Impaired Loans
with no related allowance recorded:	$32,110	$34,151	$-	$19,757	$21,511	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at June 30, 2014 and December 31, 2013. (In Thousands):

	As of June 30, 2014			As of December 31, 2013
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$4,284	$4,284	$1,022	$1,423	$1,423	$159
Commercial and Multi-family	3,893	3,927	122	5,250	5,328	298
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	1,104	1,104	498
Home equity(2)	1,151	1,151	201	431	431	6
Consumer	1,046	1,046	126	-	-	-

Sub-total:	$10,374	$10,408	$1,471	$8,208	$8,286	$961

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$6,440	$6,483	$384	$5,467	$5,477	$331
Commercial and Multi-family	4,586	4,627	369	10,370	10,418	1,276
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	133	134	36	625	625	64
Consumer	-	-	-	-	-	-

Sub-total	$11,159	$11,244	$789	$16,462	$16,520	$1,671

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$91	$106	$14	$-	$-	$-
Commercial and Multi-family	-	120	45	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	371	466	110	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$462	$692	$169	$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$21,995	$22,344	$2,429	$24,670	$24,806	$2,632

Total Impaired Loans
with no related allowance recorded:	$32,110	$34,151	$-	$19,757	$21,511	$-

Total Impaired Loans:	$54,105	$56,495	$2,429	$44,427	$46,317	$2,632

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at June 30, 2014, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
June 30, 2014	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	11	$4,559	4	$849	15	$5,408
Commercial and multi-family	3	1,072	9	7,934	12	9,006
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	2	1,151	-	-	2	1,151
Consumer	-	-	-	-	-	-

Sub-total:	16	$6,782	13	$8,783	29	$15,565

Acquired loans recorded at fair value:
Residential one-to-four family	29	$6,017	11	$3,400	40	$9,417
Commercial and Multi-family	14	4,673	10	4,241	24	8,914
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	43	$10,690	21	$7,641	64	$18,331

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$485	3	$1,189	8	$1,674
Commercial and Multi-family	4	1,272	-	-	4	1,272
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	1	90	-	-	1	90
Consumer	-	-	-	-	-	-

Sub-total:	10	$1,847	3	$1,189	13	$3,036

Total	69	$19,319	37	$17,613	106	$36,932

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

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended June 30, 2014. (Dollars In Thousands):

Three Months Ended June 30, 2014		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$192	$211
Commercial and multi-family	2	2,536	2,536
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	3	$2,728	$2,747

Acquired loans recorded at fair value:
Residential one-to-four family	3	$1,267	$1,270
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	256	262
Consumer	-	-	-

Sub-total:	4	$1,523	$1,532

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	7	$4,251	$4,279

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended June 30, 2014. (Dollars In Thousands):

Three Months Ended June 30, 2014
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	460
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$460

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	1	652
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$652

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	2	$1,112

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the six months ended June 30, 2014. (Dollars In Thousands):

Six Months Ended June 30, 2014		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$192	$211
Commercial and multi-family	2	2,536	2,536
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	3	$2,728	$2,747

Acquired loans recorded at fair value:
Residential one-to-four family	4	$1,699	$1,702
Commercial and Multi-family	1	187	205
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	256	262
Consumer	-	-	-

Sub-total:	6	$2,142	$2,169

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	9	$4,870	$4,916

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the six months ended June 30, 2014. (Dollars In Thousands):

Six Months Ended June 30, 2014
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	460
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$460

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	1	652
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$652

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	2	$1,112

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended June 30, 2013. (Dollars In Thousands):

Three Months Ended June 30, 2013		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$509	$652
Commercial and multi-family	1	432	432
Construction	-	-	-
Commercial business(1)	1	822	822
Home equity(2)	2	393	398
Consumer	-	-	-

Sub-total:	6	$2,156	$2,304

Acquired loans recorded at fair value:
Residential one-to-four family	5	$1,963	$1,993
Commercial and Multi-family	4	2,220	2,386
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	99	100
Consumer	-	-	-

Sub-total:	10	$4,282	$4,479

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	2	1,653	888
Construction	-	-	-
Commercial business(1)	3	265	293
Home equity(2)	1	140	140
Consumer	-	-	-

Sub-total:	6	$2,058	$1,321

Total	22	$8,496	$8,104

_________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended June 30, 2013. (Dollars In Thousands):

Three Months Ended June 30, 2013
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans recorded at fair value:
Residential one-to-four family	3	$608
Commercial and Multi-family	3	477
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	6	$1,085

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	6	$1,085

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the six months ended June 30, 2013. (Dollars In Thousands):

Six Months Ended June 30, 2013		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$509	$652
Commercial and multi-family	2	526	526
Construction	-	-	-
Commercial business(1)	1	822	822
Home equity(2)	2	393	398
Consumer	-	-	-

Sub-total:	7	$2,250	$2,398

Acquired loans recorded at fair value:
Residential one-to-four family	5	$1,963	$1,993
Commercial and Multi-family	4	2,220	2,386
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	2	200	201
Consumer	-	-	-

Sub-total:	11	$4,383	$4,580

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	2	1,653	888
Construction	-	-	-
Commercial business(1)	3	265	293
Home equity(2)	1	140	140
Consumer	-	-	-

Sub-total:	6	$2,058	$1,321

Total	24	$8,691	$8,299

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the six months ended June 30, 2013. (Dollars In Thousands):

Six Months Ended June 30, 2013
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	727
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	727

Acquired loans recorded at fair value:
Residential one-to-four family	4	$829
Commercial and Multi-family	3	477
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	7	1,306

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	-

Total	8	$2,033

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of June 30, 2014. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,137	$511	$-	$1,648	$101,325	$102,973	$-
Commercial and multi-family	7,670	4,216	2,759	14,645	616,316	630,961	-
Construction	-	-	-	-	42,564	42,564	-
Commercial business(1)	152	117	2,129	2,398	60,461	62,859	-
Home equity(2)	378	56	-	434	28,694	29,128	-
Consumer	-	-	-	-	1,307	1,307	-

Sub-total:	$9,337	$4,900	$4,888	$19,125	$850,667	$869,792	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$3,215	$1,105	$2,389	$6,709	$86,201	92,910	$-
Commercial and multi-family	2,151	2,500	3,507	8,158	105,242	113,400	-
Construction	-	-	-	-	1	1	-
Commercial business(1)	-	-	-	-	8,103	8,103	-
Home equity(2)	589	85	323	997	23,869	24,866	-
Consumer	12	1	-	13	716	729	-

Sub-total:	$5,967	$3,691	$6,219	$15,877	$224,132	$240,009	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,594	1,594	$-
Commercial and multi-family	-	-	-	-	1,868	1,868	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	370	-	370	1	371	-
Home equity(2)	-	-	-	-	85	85	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$370	$-	$370	$3,548	$3,918	$-

Total	$15,304	$8,961	$11,107	$35,372	$1,078,347	$1,113,719	$-

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of June 30, 2014. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss		Total

Originated loans:
Residential one-to-four family	$100,424	$641	$1,908	$-		$-	$102,973
Commercial and multi-family	615,399	1,690	13,872	-		-	630,961
Construction	42,564	-	-	-		-	42,564
Commercial business(1)	54,781	3,415	4,663	-		-	62,859
Home equity(2)	28,177	532	419	-		-	29,128
Consumer	1,273	34	-	-		-	1,307

Sub-total:	$842,618	$6,312	$20,862	$-		$-	$869,792

Acquired loans recorded at fair value:
Residential one-to-four family	$84,028	$2,844	$6,038	$-	$		92,910
Commercial and multi-family	100,203	2,740	10,457	-		-	113,400
Construction	1	-	-	-		-	1
Commercial business(1)	8,103	-	-	-		-	8,103
Home equity(2)	23,139	143	1,584	-		-	24,866
Consumer	728	-	1	-		-	729

Sub-total:	$216,202	$5,727	$18,080	$-		$-	$240,009

Residential one-to-four family	$239	$287	$1,068	$-		$-	1,594
Commercial and multi-family	1,323	545	-	-		-	1,868
Construction	-	-	-	-		-	-
Commercial business(1)	-	-	371	-		-	371
Home equity(2)	-	-	85	-		-	85
Consumer	-	-	-	-		-	-

Sub-total:	$1,562	$832	$1,524	$-		$-	$3,918

Total Gross Loans	$1,060,382	$12,871	$40,466	$-		$-	$1,113,719

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	June 30,	December 31,
	2014	2013

Unpaid principal balance	$247,716	$274,205
Recorded investment	243,927	270,328

The following table presents changes in the accretable discount on loans acquired for the three and six months ended June 30, 2014 and 2013. (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance, Beginning of Period	$95,031	$124,678	$102,454	$136,209
Acquisitions	-	-	-	-
Accretion	(10,055)	(9,300)	(17,571)	(20,693)
Net Reclassification from Non-Accretable Difference	88	158	181	20
Balance, End of Period	$85,064	$115,536	$85,064	$115,536

The following table presents changes in the non-accretable yield on loans acquired for the three and six months ended June 30, 2014 and 2013. (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance, Beginning of Period	$4,229	$4,772	$4,413	$4,835
Loans Sold	-	-	(91)	-
Amounts not recognized due to chargeoffs on
transfers to other real estate	-	-	-	(201)
Net Reclassification to Accretable Difference	(88)	(158)	(181)	(20)
Balance, End of Period	$4,141	$4,614	$4,141	$4,614

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows.  (In  Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2014:
Securities available for sale — Equity Securities	$-	$-	$—	$—

As of December 31, 2013:
Securities available for sale — Equity Securities	$1,104	$1,104	$—	$—

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2014.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows.  (In  Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2014
Impaired Loans	$19,915	$—	$—	$19,915

As of December 31, 2013:
Impaired Loans	$22,174	$—	$—	$22,174

Note  8 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2014 and December 31, 2013 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.  (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
June 30, 2014:
Impaired Loans	$19,915	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2013:
Impaired Loans	$22,174	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of June 30, 2014 and December 31, 2013.

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

Note  8 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2014 and December 31, 2013 consists of the loan balances of $22.3 million and $24.8 million, net of a valuation allowance of $2.4 million and $2.6 million, respectively.

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

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$24,329	$24,329	$24,329	$-	$-
Interest-earning time deposits	990	990	990	-	-
Securities available for sale	-	-	-	-	-
Securities held to maturity	107,766	110,750	-	110,750	-
Loans held for sale	3,256	3,340	-	3,340	-
Loans receivable, net	1,096,232	1,116,742	-	-	1,116,742
FHLB of New York stock, at cost	9,284	9,284	-	9,284	-
Accrued interest receivable	4,086	4,086	-	4,086	-

Financial liabilities:
Deposits	1,009,541	1,013,599	595,349	418,250	-
Borrowings	155,500	162,015	-	162,015	-
Subordinated debentures	4,124	4,297	-	4,297	-
Accrued interest payable	755	755	-	755	-

	As of December 31, 2013

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,844	$29,844	$29,844	$-	$-
Interest-earning time deposits	990	990	990	-	-
Securities available for sale	1,104	1,104	1,104	-	-
Securities held to maturity	114,216	115,158	-	115,158	-
Loans held for sale	1,663	1,685	-	1,685	-
Loans receivable, net	1,020,344	1,042,552	-	-	1,042,552
FHLB of New York stock, at cost	7,840	7,840	-	7,840	-
Accrued interest receivable	4,157	4,157	-	4,157	-

Financial liabilities:
Deposits	968,670	972,911	587,889	385,022	-
Borrowings	128,000	135,574	-	135,574	-
Subordinated debentures	4,124	4,368	-	4,368	-
Accrued interest payable	768	768	-	768	-

Note 9 - Subsequent Events

Sale of Investment Securities. On July 16, 2014, the Board of Directors of the Bank authorized a change of designation of the Bank’s Investment Portfolio, previously designated as Held to Maturity, to the new designation of Available for Sale.  The Bank is required to designate all securities held within the Investment Portfolio as Available for Sale for a period of two (2) years as a result of the aforementioned re-designation on July 16, 2014.  On July 17, 2014, the Bank executed a sale of approximately $98.2 million of the outstanding principal balance of securities within the portfolio, and recognized a pre-tax gain on sale of approximately $2.2 million. The investment portfolio remaining after settlement of the securities sold approximates $9.8 million of the outstanding principal balance. The securities sold were primarily longer term maturity mortgage backed securities issued by GNMA, FNMA and FHLMC. The Bank retained securities originally purchased in conjunction with the satisfaction of requirements for the Investment Test under Community Re-investment Act (CRA) initiatives. From a quantitative perspective, proceeds from the sale(s) will be utilized to reduce short term borrowings and provide additional funding capacity for loan originations, and from a qualitative perspective, this transaction provides the Bank with greater flexibility in overall balance sheet management. The resulting reduction in short term borrowings, (Liabilities), coupled with a parallel reduction in long maturity term mortgage backed securities, (Assets), additionally enhances the Bank’s Interest Rate Risk exposure.

Departure of CEO/President. On August 4, 2014, Donald Mindiak advised the Company and the Bank that he: (1) was resigning as a director of both the  Company and the Bank; (2) was resigning his positions as Chief Executive Officer and President of the Company; and (3) was resigning his position as an Executive Vice President of the Bank. On August 6, 2014, the Board of the Company appointed Thomas Coughlin as the Chief Executive Officer and President of the Company, effective as of August 4, 2014. Mr. Coughlin's position as Chief Executive Officer and President of the Company will be in addition to his current duties as President and Chief Executive Officer of the Bank.

The Board of the Bank, as of August 7, 2014, has made no decision regarding filling the position of Executive Vice President caused by Mr. Mindiak's resignation.

Mr. Coughlin, 54, has been employed by the Company and the Bank since its inception in November 2000, most recently as Chief Operating Officer of the Company and President and Chief Executive Officer of the Bank.  Prior to that, Mr. Coughlin was Chief Financial Officer of the Company and the Bank from 2000 to 2010. Mr. Coughlin was formerly Vice President of Chatham Savings Bank and, prior to that, Controller and Corporate Secretary of First Savings Bank of New Jersey. Mr. Coughlin, who received his CPA designation in 1982, is the past President of the American Heart Association and has served as Trustee of D.A.R.E. and the Bayonne P.A.L. Mr. Coughlin attended Saint Vincent DePaul Grammar School and Bayonne High School, and received a B.S. degree from Saint Peter’s College.

The Bank leases its 860 Broadway branch office from a limited liability company owned, in part, by Mr. Coughlin, among other current and former directors of the Bank.  Based upon a market rental value appraisal obtained prior to entering into the lease agreement, the Company believes that the terms and conditions of the lease are comparable to terms that would have been available from a third party that was unaffiliated with the Bank. During 2013, total lease payments of $165,000 were made to the limited liability company. Payments under the lease currently total $13,750 per month. Each director and former director’s percentage ownership in the limited liability corporation is divided equally among 10 individuals.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $70.4 million or 5.8% to $1.278 billion at June 30, 2014 from $1.208 billion at December 31, 2013. The increase in total assets occurred primarily as a result of an increase in loans receivable, net of $75.9 million, partially offset by a decrease in securities held to maturity of $6.4 million and a decrease in total cash and cash equivalents of $5.5 million. Management is focusing on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase loans in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices beginning in the second half of 2014.

Total cash and cash equivalents decreased by $5.5 million or 18.5% to $24.3 million at June 30, 2014 from $29.8 million at December 31, 2013 in order to fund loan growth. Investment securities classified as held-to-maturity decreased by $6.4 million or 5.6% to $107.8 million at June 30, 2014 from $114.2 million at December 31, 2013. This decrease in investment securities held-to-maturity resulted primarily from $9.2 million of repayments and calls in the mortgage-backed securities portfolio, partially offset by purchases of $3.0 million of investment securities.

Loans receivable, net increased by $75.9 million or 7.4% to $1.096 billion at June 30, 2014 from $1.020 billion at December 31, 2013. The increase resulted primarily from a $74.2 million increase in real estate mortgages comprising commercial and multi-family, construction and participation loans with other financial institutions along with a $7.8 million increase in business loans and commercial lines of credit, partially offset by a decrease of $3.8 million in residential real estate loans, a $2.0 million decrease in home equity loans and home equity lines of credit and a $600,000 increase in the allowance for loan losses. As of June 30, 2014, the allowance for loan losses was $15.0 million or 47.4% of non-performing loans and 1.34% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $40.9 million or 4.2% to $1.0 billion at June 30, 2014 from $968.7 million at December 31, 2013. The increase resulted primarily from a $33.1 million increase in certificates of deposit, a $20.6 million increase in non-interest bearing deposits, partly offset by a decrease of $3.6 million in money market interest bearing deposits and a decrease of $8.5 million in NOW deposits. The increase in certificates of deposit primarily was the result of additional CDARS deposits of $37.0 million. Recognizing this shift of sentiment, the attraction and retention of non-interest bearing commercial deposits, and longer dated maturity deposits remains a focus of our retail deposit gathering philosophy. During the six months ended June 30, 2014, the Federal Open Market Committee (FOMC) has continued its accommodative monetary policy. This extended environment of historically low short term market rates has resulted in continuing parallel low retail deposit account yields, directly decreasing interest expense.

Short-term borrowings increased by $27.5 million, or 152.8%, to $45.5 million at June 30, 2014 from $18.0 million at December 31, 2013. These additional borrowings were utilized in the funding of loan products. Long-term borrowed money remained constant at $110.0 million at June 30, 2014 and December 31, 2013. The purpose of these borrowings reflects the use of long and short term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity increased by $2.8 million or 2.8% to $102.9 million at June 30, 2014 from $100.1 million at December 31, 2013. The increase in stockholders’ equity was primarily attributable to net income of $4.9 million, and an increase of $770,000 in preferred stock outstanding as a result of our on-going capital raising efforts, which had concluded by March 31, 2014, partly offset by cash dividends paid during the six months ended June 30, 2014 totaling $2.2 million on outstanding common shares of stock and $400,000 on outstanding preferred stock. The Company accrued a dividend payable for the second quarter on the preferred shares for $204,000 which will be paid in the third quarter. As of June 30, 2014, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.45%, 11.49% and 12.75% respectively.

Three Months of Operation

Net income was $2.6 million for each of the three-month periods ending June 30, 2014 and June 30, 2013. Net-interest income and non-interest income were higher in the current year period, but this was offset by an increase in non-interest expense.

Net interest income increased by $676,000 or 5.8% to $12.2 million for the three months ended June 30, 2014 from $11.6 million for the three months ended June 30, 2013. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $78.0 million or 6.8% to $1.224 billion for the three months ended June 30, 2014 from $1.146 billion for the three months ended June 30, 2013, partly offset by a decrease in the average yield on interest earning assets of 13 basis points to 4.83% for the three months ended June 30, 2014 from 4.96% for the three months ended June 30, 2013. The average balance of interest bearing liabilities increased by $52.8 million or 5.4% to $1.023 billion for the three months ended June 30, 2014 from $970.6 million for the three months ended June 30, 2013, while the average cost of interest bearing liabilities decreased by nine basis points to 0.99% for the three months ended June 30, 2014 from 1.08% for the three months ended June 30, 2013. Net interest margin was 4.00% for the three months ended June 30, 2014 and 4.04% for the three months ended June 30, 2013.

Interest income on loans receivable increased by $635,000 or 4.8% to $13.9 million for the three months ended June 30, 2014 from $13.3 million for the three months ended June 30, 2013. The increase was primarily attributable to an increase in the average balance of loans receivable of $117.2 million or 12.0% to $1.089 billion for the three months ended June 30, 2014 from $972.3 million for the three months ended June 30, 2013, partially offset by a decrease in the average yield on loans receivable to 5.10% for the three months ended June 30, 2014 from 5.40% for the three months ended June 30, 2013. The increase in the average balance of loans receivable was the result of the successful on-going implementation of our comprehensive loan growth strategy.  The decrease in average yield reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $49,000 or 5.2% to $891,000 for the three months ended June 30, 2014 from $940,000 for the three months ended June 30, 2013.  This decrease was primarily due to a decrease in the average balance of securities of $25.9 million or 18.0% to $118.3 million for the three months ended June 30, 2014 from $144.2 million for the three months ended June 30, 2013, partly offset by an increase in the average yield of securities to 3.01% for the three months ended June 30, 2014 from 2.61% for the three months ended June 30, 2013.

Interest income on other interest-earning assets decreased by $2,000 or 15.4% to $11,000 for the three months ended June 30, 2014 from $13,000 for the three months ended June 30, 2013. This increase was primarily due to a decrease of $13.2 million or 44.4% in the average balance of other interest-earning assets to $16.5 million for the three months ended June 30, 2014 from $29.7 million for the three months ended June 30, 2013. The average yield on other interest-earning assets increased to 0.28% for the three months ended June 30, 2014 from 0.17% for the three months ended June 30, 2013. The static nature of the average yield on other interest-earning assets reflects the current philosophy of the FOMC of keeping short term interest rates at historically low levels for the last several years.

Total interest expense decreased by $92,000 or 3.5% to $2.5 million for the three months ended June 30, 2014 from $2.63 million for the three months ended June 30, 2013. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities of nine basis points to 0.99% for the three months ended June 30, 2014 from 1.08% for the three months ended June 30, 2013, partly offset by an increase in the average balance of borrowings of $15.5 million or 12.6% to $137.8 million for the three months ended June 30, 2014 from $122.3 million for the three months ended June 30, 2013. The decrease in the average cost of interest bearing liabilities reflects the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $450,000 and $600,000 for the three months ended June 30, 2014 and 2013, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2014, the Company experienced $144,000 in net charge-offs (consisting of $288,000 in charge-offs and $144,000 in recoveries). The Bank had non-performing loans totaling $31.5 million or 2.83% of gross loans at June 30, 2014 and $20.6 million or 1.98% of gross loans at December 31, 2013. The allowance for loan losses was $15.0 million or 1.34% of gross loans at June 30, 2014, $14.3 million or 1.38% of gross loans at December 31, 2013 and $13.7 million or 1.43% of gross loans at June 30, 2013. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2014, December 31, 2013 and June 30, 2013.

Total non-interest income increased by $1.2 million, or 131.3% to $2.0 million for the three months ended June 30, 2014 from $881,000 for the three months ended June 30, 2013, which included a gain on the sale of investment securities available for sale totaling $1.2 million within the three-month period ended June 30, 2014, with no comparable sale in the three-month period ended June 30, 2013, and an increase in fees and service charges to $528,000 for the three months ended June 30, 2014 from $479,000 for the three months ended June 30, 2013. This increase was partly offset by a decrease of $96,000 in gains on sale of securities held to maturity to $39,000 for the three months ended June 30, 2014 from $135,000 for the three months ended June 30, 2013. The securities held to maturity sold consisted of mortgage-backed securities that had already returned at least 85% of the original principal purchased.

Total non-interest expense increased by $1.9 million or 24.7% to $9.5 million for the three months ended June 30, 2014 from $7.6 million for the three months ended June 30, 2013. Salaries and employee benefits expense increased by $1.3 million or 35.6% to $5.0 million for the three months ended June 30, 2014 from $3.7 million for the three months ended June 30, 2013. This increase in both salaries and employee benefits was mainly attributable to an increase of 64 full-time equivalent employees, or 27.2%, to 299 at June 30, 2014 from 235 at June 30, 2013, which relates to the addition of business development and loan administration employees, and the anticipated opening of new branch offices beginning in the second half of 2014, as well as providing health benefits to a greater number of existing employees. Occupancy expense increased by $98,000 or 11.3% to $964,000 for the three months ended June 30, 2014 from $866,000 for the three months ended June 30, 2013. Equipment expense increased by $59,000 or 4.6% to $1.34 million for the three months ended June 30, 2014 from $1.28 million for the three months ended June 30, 2013. The increases in occupancy and equipment expenses related primarily to the anticipated opening of new branch offices beginning in the second half of 2014. Professional fees decreased by $35,000 or 6.2% to $533,000 for the three months ended June 30, 2014 from $568,000 for the three months ended June 30, 2013. Director fees increased by $26,000 or 15.5% to $194,000 for the three months ended June 30, 2014 from $168,000 for the three months ended June 30, 2013. Advertising expense increased by $88,000 or 49.4% to $266,000 for the three months ended June 30, 2014 from $178,000 for the three months ended June 30, 2013. The increase in advertising was primarily due to our marketing efforts related to the previously mentioned expansion of our geographic footprint. Other real estate owned (OREO) (income)/expenses increased by $64,000 to expenses of $32,000 for the three months ended June 30, 2014 from income of $32,000 for the three months ended June 30, 2013. Other non-interest expense increased by $250,000 or 44.5% to $812,000 for the three months ended June 30, 2014 from $562,000 for the three months ended June 30, 2013.  Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision increased by $29,000 or 1.7% to $1.74 million for the three months ended June 30, 2014 from $1.71 million for the three months ended June 30, 2013. The increase in income tax provision was a result of higher taxable income during the three-month period ended June 30, 2014 as compared to the three months ended June 30, 2013. The consolidated effective tax rate for the three months ended June 30, 2014 was 39.8% compared to 40.1% for the three months ended June 30, 2013.

Six Months of Operation

Net income was $4.9 million for the six months ended June 30, 2014 compared with $5.0 million for six months ended June 30, 2013. Net-interest income and non-interest income were higher in the current year period, but this was offset by an increase in non-interest expense.

Net interest income increased by $1.3 million or 5.8% to $24.3 million for the six months ended June 30, 2014 from $23.0 million for the six months ended June 30, 2013. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $66.7 million or 5.9% to $1.206 billion for the six months ended June 30, 2014 from $1.139 billion for the six months ended June 30, 2013, partly offset by a decrease in the average yield on interest earning assets of nine basis points to 4.88% for the six months ended June 30, 2014 from 4.97% for the six months ended June 30, 2013. The average balance of interest bearing liabilities increased by $39.6 million or 4.1% to $1.009 billion for the six months ended June 30, 2014 from $969.4 million for the six months ended June 30, 2013, while the average cost of interest bearing liabilities decreased by eight basis points to 1.01% for the six months ended June 30, 2014 from 1.09% for the six months ended June 30, 2013. Net interest margin was 4.03% for each of the six-month periods ended June 30, 2014 and June 30, 2013.

Interest income on loans receivable increased by $1.3 million or 5.0% to $27.6 million for the six months ended June 30, 2014 from $26.3 million for the six months ended June 30, 2013. The increase was primarily attributable to an increase in the average balance of loans receivable of $109.3 million or 11.4% to $1.068 billion for the six months ended June 30, 2014 from $959.1 million for the six months ended June 30, 2013, partially offset by a decrease in the average yield on loans receivable to 5.16%

for the six months ended June 30, 2014 from 5.47% for the six months ended June 30, 2013. The increase in the average balance of loans receivable was the result of our comprehensive loan growth strategy. The decrease in average yield reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $196,000 or 9.7% to $1.8 million for the six months ended June 30, 2014 from $2.0 million for the six months ended June 30, 2013.  This decrease was primarily due to a decrease in the average balance of securities of $34.3 million or 22.4% to $119.0 million for the six months ended June 30, 2014 from $153.3 million for the six months ended June 30, 2013, partly offset by an increase in the average yield of securities to 3.06% for the six months ended June 30, 2014 from 2.63% for the six months ended June 30, 2013.

Interest income on other interest-earning assets was $24,000 for the six-month periods ending June 30, 2014 and June 30, 2013. The average balance of other interest-earning assets decreased $8.3 million or 30.6% to $18.8 million for the six months ended June 30, 2014 from $27.1 million for the six months ended June 30, 2013. The average yield on other interest-earning assets increased to 0.26% for the six months ended June 30, 2014 from 0.18% for the six months ended June 30, 2013. The low average yield on other interest-earning assets reflects the current philosophy of the FOMC of keeping short term interest rates at historically low levels for the last several years.

Total interest expense decreased by $196,000 or 3.7% to $5.10 million for the six months ended June 30, 2014 from $5.29 million for the six months ended June 30, 2013. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities of eight basis points to 1.01% for the six months ended June 30, 2014 from 1.09% for the six months ended June 30, 2013, and a decrease in the average balance of certificates of deposit of $14.3 million or 3.6% to $388.4 million for the six months ended June 30, 2014 from $402.7 million for the six months ended June 30, 2013, partly offset by an increase in the average balance of borrowings of $15.2 million or 12.7% to $134.7 million for the six months ended June 30, 2014 from $119.5 million for the six months ended June 30, 2013 . The decrease in the average cost reflects the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $1.5 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2014, the Company experienced $840,000 in net charge-offs (consisting of $984,000 in charge-offs and $144,000 in recoveries).  The Bank had non-performing loans totaling $31.5 million or 2.83% of gross loans at June 30, 2014 and $20.6 million or 1.98% of gross loans at December 31, 2013. The allowance for loan losses was $15.0 million or 1.34% of gross loans at June 30, 2014, $14.3 million or 1.38% of gross loans at December 31, 2013 and $13.7 million or 1.43% of gross loans at June 30, 2013. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2014, December 31, 2013 and June 30, 2013.

Total non-interest income increased by $1.67 million, or 100.5% to $3.34 million for the six months ended June 30, 2014 from $1.67 million for the six months ended June 30, 2013, which included a gain on the sale of investment securities available for sale totaling $1.2 million within the six-month period ended June 30, 2014, with no comparable sale in the six-month period ended June 30, 2013, an increase in gains on sales of loans originated for sale of $661,000, or 191.0%, to $1.01 million for the six months ended June 30, 2014 from $346,000 for the six months ended June 30, 2013 and an increase in fees and service charges to $1.0 million for the six months ended June 30, 2014 from $903,000 for the six months ended June 30, 2013. These increases were partly offset by a decrease of $321,000 in gains on sale of securities held to maturity to $39,000 for the six months ended June 30, 2014 from $360,000 for the six months ended June 30, 2013. The securities held to maturity sold consisted of mortgage-backed securities that had already returned at least 85% of the original principal purchased.

Total non-interest expense increased by $3.5 million or 24.4% to $18.0 million for the six months ended June 30, 2014 from $14.5 million for the six months ended June 30, 2013. Salaries and employee benefits expense increased by $2.3 million or 32.2% to $9.5 million for the six months ended June 30, 2014 from $7.2 million for the six months ended June 30, 2013. This increase in both salaries and employee benefits was mainly attributable to an increase of 64 full-time equivalent employees, or 27.2%, to 299 at June 30, 2014 from 235 at June 30, 2013,  which relates to the addition of business development and loan administration employees, and the anticipated opening of new branch offices beginning in the second half of 2014, as well as providing health benefits to a greater number of existing employees. Occupancy expense increased by $265,000 or 15.8% to $1.9 million for the six months ended June 30, 2014 from $1.7 million for the six months ended June 30, 2013. Equipment expense increased by $250,000 or 10.2% to $2.7 million for the six months ended June 30, 2014 from $2.5 million for the six months ended June 30, 2013. The increases in occupancy and equipment expenses related primarily to the anticipated opening of new branch offices beginning in the second half of 2014. Director fees increased by $26,000 or 7.7% to $362,000 for the six months ended June 30, 2014 from $336,000 for the six months ended June 30, 2013. Advertising expense increased by $160,000 or 57.1% to $440,000 for the six months ended June 30, 2014 from $280,000 for the six months ended June 30, 2013. The increase in advertising was primarily due to our marketing efforts related to the previously mentioned expansion of our geographic footprint. Other real estate owned (OREO) (income)/expenses increased by $156,000 to expenses of $40,000 for the six months ended June 30, 2014 from income of $116,000 for the six months ended June 30, 2013. The increase in expenses was primarily due to an upward valuation adjustment of OREO property of $110,000 for the six months ended June 30, 2013 compared to no corresponding adjustment for the six months ended June 30, 2014. Other non-interest expense increased by $369,000 or 33.3% to $1.5 million for the six months ended June 30, 2014 from $1.1 million for the six months ended June 30, 2013. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision decreased by $86,000 or 2.5% to $3.3 million for the six months ended June 30, 2014 from $3.4 million for the six months ended June 30, 2013. The decrease in income tax provision was a result of lower taxable income during the six-month period ended June 30, 2014 as compared to the six months ended June 30, 2013. The consolidated effective tax rate for the six months ended June 30, 2014 was 40.5% compared to 40.6% for the six months ended June 30, 2013.

Liquidity and Capital Resources

Liquidity

The overall objective of our liquidity management practices is to ensure the availability of sufficient funds to meet financial commitments and to take advantage of lending and investment opportunities.  The Company manages liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings and other obligations as they mature, and to fund loan and investment portfolio opportunities as they arise.

The Company’s primary sources of funds to satisfy its objectives are net growth in deposits (primarily retail), principal and interest payments on loans and investment securities, proceeds from the sale of originated loans and FHLB and other borrowings.  The scheduled amortization of loans is a predictable source of funds. Deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including unsecured overnight lines of credit and other collateralized borrowings from the FHLB and other correspondent banks.

At June 30, 2014, the Company had overnight borrowings outstanding with the FHLB of $45.5 million compared to $18.0 million at December 31, 2013. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $159.6 million at June 30, 2014 as compared to $132.1 million at December 31, 2013.

The Company had the ability at June 30, 2014 to obtain additional funding from the FHLB of NY and the FRB of approximately $158.0 million, utilizing unencumbered loan collateral of $93.3 million and (net) investment securities of $64.5 million respectively. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $28.0 million at June 30, 2014. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources.  At June 30, 2014, and December 31, 2013, BCB Community Bank exceeded all of its regulatory capital requirements to which it is subject.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action
As of June 30, 2014:
Tangible capital to tangible assets	8.45%	4.00%	5.00%
Tier I capital (core) (to adjusted total assets)	11.49%	4.00%	6.00%
Total capital (to risk-weighted assets)	12.75%	8.00%	10.00%

As of December 31, 2013:	8.70%	4.00%	5.00%
Tangible capital to tangible assets	12.41%	4.00%	6.00%
Tier I capital (core) (to adjusted total assets)	13.66%	8.00%	10.00%
Total capital (to risk-weighted assets)

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Bank and the Company currently comply with the final rule.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2014. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2014. The following sets forth the Company’s NPV as of that date. (Dollars In Thousands):

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$101,576	$(61,091)	(41.36)%	7.24%	(396)	bps
+200bp	129,331	(33,336)	(22.57)	9.23	(197)	bps
+100bp	149,999	(12,668)	(8.58)	10.56	(65)	bps
PAR	162,667	-	-	11.21	-	bps
-100bp	189,499	26,832	18.16	12.84	163	bps

bp – basis points

The table above indicates that as of June 30, 2014, in the event of a 100 basis point increase in interest rates, we would experience a 8.58%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of June 30, 2014, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

      The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, is a named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity. On May 9, 2012, the Company obtained partial summary judgment, dismissing three of the five Counts of the Complaint. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. The Company’s obligation to pay that amount has been stayed. By Order, dated December 10, 2013, the court denied the plaintiff's initial motion for class certification. The plaintiff thereafter filed a motion seeking certification for a substantially reduced class. That motion was granted on February 6, 2014.  The Company filed a motion for summary judgment, seeking the dismissal of the remaining two Counts of the Complaint. That motion was denied, without prejudice, on February 19, 2014. The parties have conferenced in an effort to resolve this case.  A final resolution is being pursued.  The Company is vigorously defending its interests in this litigation.

         The Company has brought a lawsuit against Progressive Insurance Company ("Progressive"), the Directors' and Officers' Liability insurance carrier for Pamrapo Bancorp, Inc., at the time of its merger with the Company on July 6, 2010, and Colonial American Insurance Company ("Colonial"), the Directors' and Officers' Liability insurance carrier for  the Company at the time of the merger.  The lawsuit seeks, among other claims, indemnification, payment of and/or contribution toward the above award of interim attorney's fees to the plaintiff class's counsel, and reimbursement of the attorney's fees and defense costs incurred by the Company in defending the Kube v. Pamrapo Bancorp, Inc., et al., case.   This lawsuit is pending. Progressive has made a motion for summary judgment seeking the dismissal of the Company's lawsuit against it. That motion is returnable on August 18, 2014. The Company will vigorously oppose that motion.

ITEM 1.A. RISK FACTORS

Other than as set forth below, there have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Form 10-K for the year ended December 31, 2013.

The asset quality of our loan portfolio may deteriorate if the economy falters, resulting in a portion of our loans failing to perform in accordance with their terms. Under such circumstances our profitability will be adversely affected.

At June 30, 2014, the Company had $53.3 million in classified loans, of which $40.5 million were classified as substandard and $12.9 million were classified as special mention. In addition, at that date we had $31.5 million in non-accruing loans.  While we have adhered to stringent underwriting standards in the origination of loans, a large percentage of our loan portfolio was obtained in connection with our acquisitions of Pamrapo Bancorp, Inc. and Allegiance Community Bank.  In addition, there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy.  Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. The Company’s stock purchases for the three months ended June 30, 2014 are as follows:

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

April 1- April 30, 2014	474	$13.09	474	414,905
May 1- May 31, 2014	-	$-	-	414,905
June 1- June 30, 2014	-	$-	-	414,905

Total	474	$13.09	474	414,905

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1 Saleem Agreement

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

BCB BANCORP, INC.

Date: August 7, 2014	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)