Form 10-Q
period 2014-09-30
BCB BANCORP INC
filed 2014-11-07
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2014, BCB Bancorp, Inc., had 8,386,957 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Cash and amounts due from depository institutions	$9,785	$10,847
Interest-earning deposits	15,340	18,997
Total cash and cash equivalents	25,125	29,844

Interest-earning time deposits	990	990
Securities available for sale	9,674	1,104
Securities held to maturity, fair value $0 and $115,158,
respectively	-	114,216
Loans held for sale	3,313	1,663
Loans receivable, net of allowance for loan losses of $15,393 and
$14,342, respectively	1,145,014	1,020,344
Federal Home Loan Bank of New York stock, at cost	6,918	7,840
Premises and equipment, net	13,681	13,853
Accrued interest receivable	4,272	4,157
Other real estate owned	3,911	2,227
Deferred income taxes	7,789	9,942
Other assets	9,133	1,779
Total Assets	$1,229,820	$1,207,959

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$121,202	$107,613
Interest bearing deposits	878,168	861,057
Total deposits	999,370	968,670
Short-term Debt	7,000	18,000
Long-term Debt	110,000	110,000
Subordinated Debentures	4,124	4,124
Other Liabilities	6,613	7,105
Total Liabilities	1,127,107	1,107,899

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,343 shares of series A and B 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share)	-	-
Additional paid-in capital preferred stock	13,326	12,556
Common stock; $0.064 par value; 20,000,000 shares authorized, issued 10,917,220 and
10,861,129 at September 30, 2014 and December 31, 2013, respectively, 8,386,957 shares and
8,331,750 shares, respectively outstanding	698	694
Additional paid-in capital common stock	92,589	92,064
Retained earnings	25,722	23,710
Accumulated other comprehensive (loss) income	(517)	129
Treasury stock, at cost, 2,530,263 and 2,529,379 shares, respectively	(29,105)	(29,093)
Total Stockholders' Equity	102,713	100,060

Total Liabilities and Stockholders' Equity	$1,229,820	$1,207,959

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest income:
Loans, including fees	$15,286	$13,341	$42,848	$39,580
Investments, taxable	309	872	2,102	2,861
Investments, non-taxable	3	12	28	37
Other interest-earning assets	12	14	36	38
Total interest income	15,610	14,239	45,014	42,516

Interest expense:
Deposits:
Demand	124	114	372	324
Savings and club	92	93	274	270
Certificates of deposit	1,066	1,192	3,207	3,633
	1,282	1,399	3,853	4,227
Borrowings	1,274	1,250	3,799	3,714
Total interest expense	2,556	2,649	7,652	7,941

Net interest income	13,054	11,590	37,362	34,575
Provision for loan losses	650	450	2,100	2,250

Net interest income after provision for loan losses	12,404	11,140	35,262	32,325

Non-interest income:
Fees and service charges	627	444	1,659	1,347
Gain on sales of loans	360	263	1,367	609
Loss on bulk sale of impaired loans held in portfolio	(4,012)	-	(4,012)	-
Gain on sales of securities held to maturity	2,249	18	2,288	378
Gain on sale of securities available for sale	-	-	1,223	-
Other	26	38	63	94
Total non-interest income (loss)	(750)	763	2,588	2,428

Non-interest expense:
Salaries and employee benefits	5,274	4,024	14,777	11,210
Occupancy expense of premises	1,066	933	3,010	2,612
Equipment	1,474	1,397	4,172	3,845
Professional fees	520	693	1,543	1,720
Director fees	182	168	544	504
Regulatory assessments	301	286	835	829
Advertising	278	149	718	429
Other real estate owned, net	61	99	101	(17)
Other	770	584	2,248	1,693
Total non-interest expense	9,926	8,333	27,948	22,825

Income before income tax provision	1,728	3,570	9,902	11,928
Income tax provision	640	1,428	3,949	4,823

Net Income	$1,088	$2,142	$5,953	$7,105
Preferred stock dividends	202	130	599	390
Net Income available to common stockholders	$886	$2,012	$5,354	$6,715

Net Income per common share-basic and diluted
Basic	$0.11	$0.24	$0.64	$0.80
Diluted	$0.11	$0.24	$0.64	$0.80

Weighted average number of common shares outstanding
Basic	8,380	8,365	8,358	8,419
Diluted	8,413	8,368	8,399	8,423

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income	$1,088	$2,142	$5,953	$7,105
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Net loss on securities reclassified from held to maturity to available for sale (a)	(58)	-	(58)	-
Unrealized holding gains arising during the period (b)	8	75	133	324
Less: reclassification adjustment for gains included in net income (c)	-	-	(721)	-
Benefit plans (d)	-	11	-	33
Other comprehensive income	(50)	86	(646)	357
Comprehensive income	$1,038	$2,228	$5,307	$7,462

(a)	Represents the unrealized loss on the reclassification of held to maturity to available for sale securities. Represents an unrealized loss of $97,000 less deferred taxes of $39,000.
(b)

Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains of $12,000, $128,000,  $224,000, and $549,000, respectively, less deferred taxes of $4,000,  $53,000, $91,000 and $225,000,  respectively. The Statements of Income line items impacted by these amounts are gains on sales of securities and income tax provision.

(c)

Represents the sale of available-for-sale securities during the three months ended June 30, 2014, for which unrealized gains were previously reported totaling $1.2 million, less deferred taxes of $498,000.  No sales of available-for-sale securities occurred during the three months ended September 30, 2014 and 2013 or for the nine months ended September 30, 2013.

(d)

Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $0,  $18,000,  $0, and ($54,000), respectively, less deferred taxes of $0,  $7,000,  $0, and ($21,000), respectively. The Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2014	$—	$694	$104,620	$23,710	$(29,093)	$129	$100,060

Proceeds from issuance of Series B preferred stock	—	—	770	—	—	—	770

Exercise of Stock Options (127,539 shares)	—	4	345	—	—	—	349

Stock-based compensation expense	—	—	40	—	—	—	40

Treasury Stock Purchases (884 shares)	—	—	—	—	(12)	—	(12)

Dividends payable on Series A and Series B 6% noncumulative perpetual preferred stock	—	—	—	(599)	—	—	(599)

Cash dividends on common stock ($0.12 per share in February and $0.14 per share in May and August) declared	—	—	—	(3,293)	—	—	(3,293)

Dividend Reinvestment Plan	—	—	49	(49)	—	—	—

Stock Purchase Plan	—	—	91	—	—	—	91

Net income	—	—	—	5,953	—	—	5,953
					—
Other comprehensive income	—	—	—	—	—	(646)	(646)

Ending Balance at September 30, 2014	$—	$698	$105,915	$25,722	$(29,105)	$(517)	$102,713

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities :
Net Income	$5,953	$7,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,101	1,009
Amortization and accretion, net	(687)	650
Provision for loan losses	2,100	2,250
Deferred income tax	2,599	15
Loans originated for sale	(18,913)	(16,955)
Proceeds from sale of loans	18,170	14,964
Gain on sales of loans	(1,367)	(609)
Gain on sales of other real estate owned	-	(90)
Fair value adjustment of other real estate owned	-	(110)
Gain on sales of securities held to maturity	(2,288)	(378)
Gain on sales of securities available for sale	(1,223)	-
Loss on bulk sale of impaired loans held in portfolio	4,012	-
Stock compensation expense	40	54
(Increase) decrease in interest receivable	(115)	14
(Increase) decrease in other assets	(7,354)	4,251
Increase (decrease) in accrued interest payable	10	(386)
(Decrease) in other liabilities	(502)	(476)
Net Cash Provided by Operating Activities	1,536	11,308
Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	10,272	38,954
Proceeds from call of securities available for sale	34	1,000
Purchases of securities held to maturity	(3,034)	(3,590)
Proceeds from sales of securities held to maturity	99,246	9,493
Proceeds from sales of securities available for sale	1,320	-
Proceeds from sales of other real estate owned	200	3,092
Proceeds from bulk sale of impaired loans held in portfolio	10,355	-
Proceeds from sale of participation loans held in portfolio	-	24,224
Participation loans sold held in portfolio	-	(24,224)
Purchases of loans	-	(4,991)
Net (Increase) in loans receivable	(141,854)	(61,480)
Additions to premises and equipment	(722)	(1,559)
Purchase/Redemption of Federal Home Loan Bank of New York stock, net	922	668
Net Cash (Used In) Investing Activities	(23,261)	(18,413)
Cash flows from financing activities:
Net increase in deposits	30,700	27,181
Net change in short-term debt	(11,000)	(17,000)
Purchases of treasury stock	(12)	(1,895)
Cash dividend paid on common stock	(3,293)	(3,030)
Cash dividend paid on preferred stock	(599)	(260)
Net proceeds from Issuance of common stock	436	-
Net proceeds from Issuance of preferred stock	770	-
Exercise of stock options	4	151
Net Cash Provided by Financing Activities	17,006	5,147

Net (Decrease) In Cash and Cash Equivalents	(4,719)	(1,958)
Cash and Cash Equivalents-Beginning	29,844	34,147

Cash and Cash Equivalents-Ending	$25,125	$32,189

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$7,750	$857
Interest	$7,642	$8,326

Non-cash items:
Transfer of loans to other real estate owned	$2,091	$3,010
Loans to facilitate sale of other real estate owned	$-	$650
Reclassification of loans originated for sale to held to maturity	$460	$2,832

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

In June 2014, The Financial Accounting Standards Board (“FASB”) has issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update require two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee.

For public business entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The disclosures are not required to be presented for comparative periods before the effective date. The Company does not believe the adoption of this update will have a material impact of the Company’s consolidated financial statements.

In August 2014, The Financial Accounting Standards Board (“FASB”) has issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.

The ASU is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted, if the entity has already adopted ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Transition methods include a prospective method and a modified retrospective method; however, entities must apply the same transition method as elected under ASU 2014-04. The Company does not believe the adoption of this update will have a material impact of the Company’s consolidated financial statements.

Note 2 – Reclassification

Certain amounts as of December 31, 2013 and the three and nine month periods ended September 30, 2013 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

Note 3 – Benefit Plans

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Pension plan:
Interest cost	$100	$98	$299	$294
Expected return on plan assets	(154)	(137)	(462)	(411)
Amortization of unrecognized loss	-	18	-	54

Net periodic pension cost	(54)	(21)	(163)	(63)

SERP plan:
Interest cost	$5	$4	$15	$12

Net periodic postretirement cost	$5	$4	$15	$12

Note 3 – Benefit Plans (Continued)

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of BCB Bancorp, Inc. pursuant to grants of stock options. Employees and directors of BCB Bancorp, Inc. and BCB Community Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On March 7, 2014, a grant of 110,000 options was declared for members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on March 7, 2014.  On January 17, 2013, a grant of 130,000 options was declared for certain members of the Board of Directors.    The exercise price was recorded as of the close of business on January 17, 2013.  During the third quarter of 2013, there were 29,928 stock options granted to one director, which vested immediately. The exercise price was recorded as of the close of business on August 7, 2013.

The expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to all options granted are estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility using this options expected term. The Company used the mid-point of the original vesting period and original option life to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes expense for the fair values of these option awards, which have graded vesting, on a straight-line basis over the requisite service period of these awards.

A summary of stock option activity follows:

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2013	344,128	$8.93-18.41	$11.09

Options granted	110,000	13.32	13.32
Options exercised	(127,539)	8.93-11.84	11.56
Options forfeited	(42,569)	8.93-29.25	15.03
Options expired	(300)	15.60

Outstanding at September 30, 2014	283,720	$8.93-15.65	$11.16

As of September 30, 2014, stock options which are granted and were exercisable totaled 53,220 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future expense relating to the unvested options outstanding as of September 30, 2014 is $474,819 over a weighted average period of  8.84 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2014 and 2013, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended September 30, 2014 and 2013, the weighted average number of outstanding options considered to be anti-dilutive were 121,458, and 324,772, respectively, and for the nine months ended September 30, 2014 and 2013, the weighted average number of outstanding options considered to be anti-dilutive were 128,125 and 324,772, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$886			$2,012

Basic earnings per share-
Income available to
Common stockholders	$886	8,380	$0.11	$2,012	8,365	$0.24

Effect of dilutive securities:
Stock options	-	33		-	3

Diluted earnings per share-
Income available to
Common stockholders	$886	8,413	$0.11	$2,012	8,368	$0.24

	For the Nine Months Ended September 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$5,354			$6,715

Basic earnings per share-
Income available to
Common stockholders	$5,354	8,358	$0.64	$6,715	8,419	$0.80

Effect of dilutive securities:
Stock options	-	41		-	4

Diluted earnings per share-
Income available to
Common stockholders	$5,354	8,399	$0.64	$6,715	8,423	$0.80

Note 5 – Securities Available for Sale

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities available for sale as September 30, 2014. There were no mortgage backed securities available for sale at December 31, 2013.

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	3,501	-	(87)	3,414
Due after ten years	6,258	95	(93)	6,260

	$9,759	$95	$(180)	$9,674

The following tables present the cost and gross unrealized gains and losses on securities available for sale as of September 30, 2014 and December 31, 2013:

September 30, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Residential Mortgage-Backed Securities (1)	$9,759	$95	$(180)	$9,674

December 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$97	$1,007	$—	$1,104

(1) All residential mortgage-backed securities are issued by government-sponsored enterprises.

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2014
Residential mortgage-backed securities	$3,374	$(25)	$2,709	$(155)	$6,083	$(180)

	$3,374	$(25)	$2,709	$(155)	$6,083	$(180)

December 31, 2013
Residential mortgage-backed securities	$-	$-	$-	$-	$-	$-
Equity securities	-	-	-	-	-	-

	$-	$-	$-	$-	$-	$-

Note 6 – Securities Held to Maturity

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities held to maturity as of December 31, 2013. There were no securities held to maturity at September 30, 2014.

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

The amortized cost and carrying values shown above are categorized by contractual final maturity. Actual maturities will differ from contractual final maturities due to scheduled monthly payments related to mortgage–backed securities and due to the borrowers having the right to prepay obligations with or without prepayment penalties. As of December 31, 2013, all residential mortgage backed securities held in the portfolio were Government Sponsored Enterprise securities.

In 2013, management decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, with the intent to hold to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance purchased has been amortized prior to the sale. Sales of securities that had been classified as held to maturity, and do not meet any of the safe harbor exemptions under ASC 320, would then require that all remaining securities be transferred to the available for sale category and the Company would be prohibited from using the held to maturity classification for at least a two-year period. In July 2014, the Company transferred all of its remaining held-to-maturity investments to the available-for-sale category. Management determined that it no longer had the positive intent to hold its investment in securities classified as held-to-maturity, and in July 2014 sold $96.9 million of these securities. During the nine months ended September 30, 2014, proceeds from sales of securities previously classified as held to maturity  totaled approximately $99.2 million, and resulted in gross gains of approximately $2.8 million, and gross losses of approximately $500,000. Sales of held to maturity securities that met the 85% threshold totaled approximately $537,000, and resulted in gross gains of approximately $40,000, and gross losses of approximately $1,000 during the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, proceeds from sales of securities held to maturity meeting the 85% threshold totaled approximately $9.5 million, and resulted in gross gains of approximately $402,000, and gross losses of approximately $24,000. There were no sales of held to maturity securities that did not meet the 85% threshold.

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities held to maturity were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
September 30, 2014
Residential mortgage-backed securities	$-	$-	$-	$-	$-	$-

	$-	$-	$-	$-	$-	$-

December 31, 2013
Residential mortgage-backed securities	$42,894	$(1,329)	$-	$-	$42,894	$(1,329)

	$42,894	$(1,329)	$-	$-	$42,894	$(1,329)

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of September 30, 2014 and December 31, 2013 by segment and class:

	September 30, 2014	December 31, 2013
	(In Thousands)
Originated loans:
Residential one-to-four family	$117,916	$97,581
Commercial and multi-family	669,472	549,918
Construction	64,996	37,307
Commercial business(1)	52,997	52,659
Home equity(2)	29,686	28,660
Consumer	1,576	533

Sub-total	936,643	766,658

Acquired loans recorded at fair value:
Residential one-to-four family	89,437	100,612
Commercial and multi-family	101,599	126,123
Construction	-	200
Commercial business(1)	7,154	10,478
Home equity(2)	24,299	27,313
Consumer	715	919

Sub-total	223,204	265,645

Acquired loans with deteriorated credit:
Residential one-to-four family	1,572	2,141
Commercial and multi-family	1,136	2,081
Construction	-	-
Commercial business(1)	369	371
Home equity(2)	84	90
Consumer	-	-

Sub-total	3,161	4,683

Total Loans	1,163,008	1,036,986

Less:
Deferred loan fees, net	(2,601)	(2,300)
Allowance for loan losses	(15,393)	(14,342)

	(17,994)	(16,642)

Total Loans, net	$1,145,014	$1,020,344

_____________________________
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

The methodology includes the segregation of the loan portfolio by loans that are performing and loans that are impaired. Loans which are performing are evaluated collectively by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience, including consideration of peer loss analysis, with an adjustment for qualitative factors including economic conditions in the Company’s market. Impaired loans are loans which are 90 days or more delinquent or troubled debt restructured. These loans are individually evaluated for impairment either by current appraisal or net present value of expected cash flows. Management reviews the overall estimate of this allowance for reasonableness and bases the loan loss provision accordingly.

The portfolio of performing loans is segmented into the following loan classes, where the risk level for each class is analyzed when determining the allowance for these loans:

Residential one-to-four family real estate loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate residential family real estate loans decrease the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can additionally be affected by job loss, divorce, illness and personal bankruptcy of the borrower.

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

Home equity line of credit lending entails securing an equity interest in the borrower’s home. The principal risk associated with this type of lending is that the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk can additionally be affected by job loss, divorce, illness and personal bankruptcy of the borrower. This type of lending is often priced on an adjustable rate basis with the rate set at or above a predefined index. Adjustable-rate loans decrease the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

          We have acquired loans in two separate acquisitions (Pamrapo Savings Bank in 2010 (“Pamrapo”) and Allegiance Community Bank in 2011 (“Allegiance”)).  For each acquisition, we reviewed all acquired loans and considered the following factors as indicators that such an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of Accounting Standards Codification (“ASC”) 310-30:

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

         Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were accounted for under ASC 310-20 (Nonrefundable fees and other costs).  Charge-offs of the principal amount on acquired loans accounted for under ASC 310-20 would be charged off against the allowance for loan losses.

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

Classified Assets.  The Company’s policies provide for a classification system for problem assets.  Under this classification system, problem assets are classified as “substandard,” “doubtful,” “loss” or “special mention.”  An asset is considered substandard if it is inadequately protected by its current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weakness present makes collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted, and the loan, or a portion thereof, is charged-off.  Assets may be designated special mention because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of September 30, 2014, we had $25.7 million in loans classified as substandard, $13.9 million in loans classified as special mention and no loans classified as loss. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan is in the process of being revalued.

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2014 and recorded investment in loans receivable at September 30, 2014. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,334	$8,380	$668	$911	$522	$132	$343	$13,290
Acquired loans recorded at fair value:	626	696	-	-	61	6	-	1,389
Acquired loans with deteriorated credit:	63	81	-	126	3	-	-	273
Beginning Balance, June 30, 2014	3,023	9,157	668	1,037	586	138	343	14,952

Charge-offs:
Originated Loans:	-	80	-	44	-	-	-	124
Acquired loans recorded at fair value:	-	234	-	-	-	-	-	234
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	314	-	44	-	-	-	358

Recoveries:
Originated Loans:	-	125	-	22	-	-	-	147
Acquired loans recorded at fair value:	-	-	-	-	-	2	-	2
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	125	-	22	-	2	-	149

Provisions:
Originated Loans:	(619)	1,352	556	(105)	(159)	(3)	(205)	817
Acquired loans recorded at fair value:	(73)	(230)	-	-	60	(8)	-	(251)
Acquired loans with deteriorated credit:	1	(11)	-	94	-	-	-	84
Sub-total:	(691)	1,111	556	(11)	(99)	(11)	(205)	650

Totals:
Originated Loans:	1,715	9,777	1,224	784	363	129	138	14,130
Acquired loans recorded at fair value:	553	232	-	-	121	-	-	906
Acquired loans with deteriorated credit:	64	70	-	220	3	-	-	357
Ending Balance, September 30, 2014	$2,332	$10,079	$1,224	$1,004	$487	$129	$138	$15,393

Loans Receivable:

Ending Balance Originated Loans:	117,916	669,472	64,996	52,997	29,686	1,576	-	936,643
Ending Balance Acquired loans recorded at fair value:	89,437	101,599	-	7,154	24,299	715	-	223,204
Ending Balance Acquired loans with deteriorated credit:	1,572	1,136	-	369	84	-	-	3,161
Total Gross Loans:	$208,925	$772,207	$64,996	$60,520	$54,069	$2,291	$-	$1,163,008

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	11,007	9,110	-	2,046	1,029	1,320	-	24,512
Ending Balance Acquired loans recorded at fair value:	10,749	6,781	-	-	1,545	-	-	19,075
Ending Balance Acquired loans with deteriorated credit:	1,572	880	-	369	84	-	-	2,905
Ending Balance Loans individually evaluated
for impairment:	$23,328	$16,771	$-	$2,415	$2,658	$1,320	$-	$46,492

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	106,909	660,362	64,996	50,951	28,657	256	-	912,131
Ending Balance Acquired loans recorded at fair value:	78,688	94,818	-	7,154	22,754	715	-	204,129
Ending Balance Acquired loans with deteriorated credit:	-	256	-	-	-	-	-	256
Ending Balance Loans collectively evaluated
for impairment:	$185,597	$755,436	$64,996	$58,105	$51,411	$971	$-	$1,116,516
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2014. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$1,729	$7,419	$700	$1,295	$363	$3	$83		$11,592
Acquired loans recorded at fair value:	832	1,744	1	44	129	-	-		2,750
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Beginning Balance, December 31, 2013	2,561	9,163	701	1,339	492	3	83		14,342

Charge-offs:
Originated Loans:	-	388	-	170	27	-	-	-	585
Acquired loans recorded at fair value:	-	755	-	-	-	2	-	-	757
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-
Sub-total:	-	1,143	-	170	27	2	-		1,342

Recoveries:
Originated Loans:	-	125	-	22	-	-	-		147
Acquired loans recorded at fair value:	-	73	65	-	6	2	-		146
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Sub-total:	-	198	65	22	6	2	-		293

Provisions:
Originated Loans:	(14)	2,621	524	(363)	27	126	55		2,976
Acquired loans recorded at fair value:	(279)	(830)	(66)	(44)	(14)	-	-		(1,233)
Acquired loans with deteriorated credit:	64	70	-	220	3	-	-		357
Sub-total:	(229)	1,861	458	(187)	16	126	55		2,100

Totals:
Originated Loans:	1,715	9,777	1,224	784	363	129	138		14,130
Acquired loans recorded at fair value:	553	232	-	-	121	-	-		906
Acquired loans with deteriorated credit:	64	70	-	220	3	-	-		357
Ending Balance, September 30, 2014	$2,332	$10,079	$1,224	$1,004	$487	$129	$138		$15,393
_____________________________
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
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2013. (In Thousands):

	Residential		Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$1,661		$6,865	$1,065	$1,557		$299		$17		$388		$11,852
Acquired loans recorded at fair value:	565		866	134	17		188		37		-		1,807
Acquired loans with deteriorated credit:	14		-	-	-		-		-		-		14
Beginning Balance, June 30, 2013	2,240		7,731	1,199	1,574		487		54		388		13,673

Charge-offs:
Originated Loans:	6	-	27	-	10	-	1	-	-	-	-	-	44
Acquired loans recorded at fair value:	23	-	4	130	141	-	27	-	-	-	-	-	325
Acquired loans with deteriorated credit:	11	-	7	-	-	-	-	-	-	-	-	-	18
Sub-total:	40		38	130	151		28		-		-		387

Recoveries:
Originated Loans:	7		-	-	-		6		-		-		13
Acquired loans recorded at fair value:	-		95	-	14		-		-		-		109
Acquired loans with deteriorated credit:	4		1	-	16		2		-		-		23
Sub-total:	11		96	-	30		8		-		-		145

Provisions:
Originated Loans:	18		311	33	(121)		16		(1)		(56)		200
Acquired loans recorded at fair value:	110		69	1	132		(56)		(1)		-		255
Acquired loans with deteriorated credit:	7		6	-	(16)		(2)		-		-		(5)
Sub-total:	135		386	34	(5)		(42)		(2)		(56)		450

Totals:
Originated Loans:	1,680		7,149	1,098	1,426		320		16		332		12,021
Acquired loans recorded at fair value:	652		1,026	5	22		105		36		-		1,846
Acquired loans with deteriorated credit:	14		-	-	-		-		-		-		14
Ending Balance, September 30, 2013	$2,346		$8,175	$1,103	$1,448		$425		$52		$332		$13,881

Loans Receivable:

Ending Balance Originated Loans:	92,828		523,628	34,591	46,906		27,528		590		-		726,071
Ending Balance Acquired loans recorded at fair value:	104,145		131,282	205	7,568		28,523		961		-		272,684
Ending Balance Acquired loans with deteriorated credit:	2,148		2,089	-	375		91		-		-		4,703
Total Gross Loans:	$199,121		$656,999	$34,796	$54,849		$56,142		$1,551		$-		$1,003,458

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,846		8,764	-	5,393		600		-		-		16,603
Ending Balance Acquired loans recorded at fair value:	10,458		12,809	-	44		1,622		5		-		24,938
Ending Balance Acquired loans with deteriorated credit:	2,148		1,821	-	375		91		-		-		4,435
Ending Balance Loans individually evaluated
for impairment:	$14,452		$23,394	$-	$5,812		$2,313		$5		$-		$45,976

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	90,982		514,864	34,591	41,513		26,928		590		-		709,468
Ending Balance Acquired loans recorded at fair value:	93,687		118,473	205	7,524		26,901		956		-		247,746
Ending Balance Acquired loans with deteriorated credit:	-		268	-	-		-		-		-		268
Ending Balance Loans collectively evaluated
for impairment:	$184,669		$633,605	$34,796	$49,037		$53,829		$1,546		$-		$957,482
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2013. (In Thousands):

	Residential		Commercial & Multi-family	Construction	Commercial Business (1)		Home Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$1,143		$7,088	$866		$576		$284		$41		$32		$10,030
Acquired loans recorded at fair value:	719		963	93		244		191		18		-		2,228
Acquired loans with deteriorated credit:	105		-	-		-		-		-		-		105
Beginning Balance, December 31, 2012	1,967		8,051	959		820		475		59		32		12,363

Charge-offs:
Originated Loans:	6	-	27	-	-	233	-	1	-	-	-	-	-	267
Acquired loans recorded at fair value:	23	-	89	130	-	141	-	264	-	-	-	-	-	647
Acquired loans with deteriorated credit:	11	-	7	-	-	-	-	-	-	-	-	-	-	18
Sub-total:	40		123	130		374		265		-		-		932

Recoveries:
Originated Loans:	42		-	3		-		6		-		-		51
Acquired loans recorded at fair value:	-		95	-		31		-		-		-		126
Acquired loans with deteriorated credit:	4		1	-		16		2		-		-		23
Sub-total:	46		96	3		47		8		-		-		200

Provisions:
Originated Loans:	501		88	229		1,083		31		(25)		300		2,207
Acquired loans recorded at fair value:	(44)		57	42		(112)		178		18		-		139
Acquired loans with deteriorated credit:	(84)		6	-		(16)		(2)		-		-		(96)
Sub-total:	373		151	271		955		207		(7)		300		2,250

Totals:
Originated Loans:	1,680		7,149	1,098		1,426		320		16		332		12,021
Acquired loans recorded at fair value:	652		1,026	5		22		105		36		-		1,846
Acquired loans with deteriorated credit:	14		-	-		-		-		-		-		14
Ending Balance, September 30, 2013	$2,346		$8,175	$1,103		$1,448		$425		$52		$332		$13,881

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of September 30, 2014 and December 31, 2013. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2014 and December 31, 2013, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan. Non-accrual loans represent 1.63% of total gross loans at September 30, 2014.

	As of September 30, 2014	As of December 31, 2013
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$504	$144
Commercial and multi-family	7,971	5,158
Construction	-	521
Commercial business(1)	-	2,279
Home equity(2)	277	309
Consumer	-	-

Sub-total:	$8,752	$8,411

Acquired loans recorded at fair value:
Residential one-to-four family	$5,813	$4,685
Commercial and multi-family	1,948	6,575
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	907	757
Consumer	-	-

Sub-total:	$8,668	$12,017

Acquired loans with deteriorated credit:
Residential one-to-four family	$1,084	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	369	-
Home equity(2)	84	137
Consumer	-	-

Sub-total:	$1,537	$137

Total	$18,957	$20,565

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and nine months ended September 30, 2014 and 2013. (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2014	2013	2013	2014	2014	2013	2013

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$6,494	$95	$418	$6	$4,468	$285	$468	$19
Commercial and Multi-family	8,312	13	5,725	38	6,670	39	4,998	181
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	1,023	25	3,060	74	1,604	76	2,557	102
Home equity(2)	423	6	257	2	416	16	283	9
Consumer	-	-	15	-	-	-	7	1

Sub-total:	$16,252	$139	$9,475	$120	$13,158	$416	$8,313	$312

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$6,304	$12	$4,659	$43	$5,690	$37	$4,002	$136
Commercial and Multi-family	6,626	61	5,097	63	5,439	183	5,484	147
Construction	-	-	-	-	-	-	51	2
Commercial business(1)	-	-	68	-	-	-	87	4
Home equity(2)	743	4	1,073	9	774	11	1,411	30
Consumer	1	-	4	-	2	-	2	-

Sub-total	$13,674	$77	$10,901	$115	$11,905	$231	$11,037	$319

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,492	$5	$2,059	$29	$1,708	$16	$1,803	$89
Commercial and Multi-family	1,245	13	1,811	38	1,435	40	2,238	86
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	2	350	5	124	-	338	10
Home equity(2)	85	-	92	1	86	5	-	8
Consumer	-	-	-	-	-	-	92	-

Sub-total:	$2,822	$20	$4,312	$73	$3,353	$61	$4,471	$193

Total Impaired Loans
With no related allowance recorded:	$32,748	$236	$24,688	$308	$28,416	$708	$23,821	$824

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and nine months ended September 30, 2014 and 2013. (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2014	2013	2013	2014	2014	2013	2013

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$3,365	$16	$1,503	$19	$2,718	$47	$1,116	$40
Commercial and Multi-family	2,763	-	4,987	66	3,592	-	5,047	115
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	1,343	18	368	-	1,206	63
Home equity(2)	748	5	436	6	642	15	260	13
Consumer	1,183	-	-	-	789	-	-	-

Sub-total:	$8,059	$21	$8,269	$109	$8,109	$62	$7,629	$231

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$5,715	$51	$5,925	$90	$5,632	$154	$6,355	$163
Commercial and Multi-family	2,980	7	9,014	95	5,443	22	8,600	198
Construction	-	-	65	-	-	-	98	-
Commercial business(1)	-	-	461	-	-	-	319	-
Home equity(2)	340	4	282	4	435	12	509	11
Consumer	-	-	-	-	-	-	1	-

Sub-total	$9,035	$62	$15,747	$189	$11,510	$188	$15,882	$372

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$91	$1	$93	$1	$61	$3	$358	$2
Commercial and Multi-family	-	1	-	-	-	3	-	-
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	370	1	-	-	247	2	-	-
Home equity(2)	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$461	$3	$93	$1	$308	$8	$358	$2

Total Impaired Loans
with an allowance recorded:	$17,555	$86	$24,109	$299	$19,927	$258	$23,869	$605

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

September 30, 2014 and December 31, 2013. (In Thousands):

	As of September 30, 2014			As of December 31, 2013
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$8,561	$8,567	$-	$417	$444	$-
Commercial and multi-family	7,478	7,861	-	3,388	3,394	-
Construction	-	-	-	-	-	-
Commercial business(1)	2,046	2,046	-	2,766	2,776	-
Home equity(2)	685	694	-	402	402	-
Consumer	-	-	-	-	-	-

Sub-total:	$18,770	$19,168	$-	$6,973	$7,016	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$5,760	$5,859	$-	$4,463	$4,489	$-
Commercial and Multi-family	5,407	5,468	-	3,064	3,098	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	999	1,005	-	835	922	-
Consumer	-	-	-	5	5	-

Sub-total:	$12,166	$12,332	$-	$8,367	$8,514	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,481	$2,142	$-	$2,141	$2,879	$-
Commercial and Multi-family	880	1,039	-	1,815	2,312	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	180	-	371	652	-
Home equity(2)	84	137	-	90	138	-
Consumer	-	-	-	-	-	-

Sub-total:	$2,445	$3,498	$-	$4,417	$5,981	$-

Total Impaired Loans
with no related allowance recorded:	$33,381	$34,998	$-	$19,757	$21,511	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at September 30, 2014 and December 31, 2013. (In Thousands):

	As of September 30, 2014			As of December 31, 2013
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$2,446	$2,446	$156	$1,423	$1,423	$159
Commercial and Multi-family	1,632	1,647	904	5,250	5,328	298
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	1,104	1,104	498
Home equity(2)	344	344	-	431	431	6
Consumer	1,320	1,320	126	-	-	-

Sub-total:	$5,742	$5,757	$1,186	$8,208	$8,286	$961

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$4,989	$5,021	$258	$5,467	$5,477	$331
Commercial and Multi-family	1,374	1,414	150	10,370	10,418	1,276
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	546	551	70	625	625	64
Consumer	-	-	-	-	-	-

Sub-total	$6,909	$6,986	$478	$16,462	$16,520	$1,671

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$91	$105	$14	$-	$-	$-
Commercial and Multi-family	-	119	45	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	369	465	203	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$460	$689	$262	$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$13,111	$13,432	$1,926	$24,670	$24,806	$2,632

Total Impaired Loans
with no related allowance recorded:	$33,381	$34,998	$-	$19,757	$21,511	$-

Total Impaired Loans:	$46,492	$48,430	$1,926	$44,427	$46,317	$2,632

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at September 30, 2014, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
September 30, 2014	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	7	$2,210	-	$-	7	$2,210
Commercial and multi-family	3	1,068	9	6,513	12	7,581
Construction	-	-	-	-	-	-
Commercial business(1)	1	802	-	-	1	802
Home equity(2)	2	511	1	56	3	567
Consumer	-	-	-	-	-	-

Sub-total:	13	$4,591	10	$6,569	23	$11,160

Acquired loans recorded at fair value:
Residential one-to-four family	22	$4,791	10	$2,701	32	$7,492
Commercial and Multi-family	10	4,031	4	1,619	14	5,650
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	5	638	1	217	6	855
Consumer	-	-	-	-	-	-

Sub-total:	37	$9,460	15	$4,537	52	$13,997

Acquired loans with deteriorated credit:
Residential one-to-four family	4	$832	2	$1,384	6	$2,216
Commercial and Multi-family	3	1,158	-	-	3	1,158
Construction	-	-	-	-	-	-
Commercial business(1)	3	275	1	369	4	644
Home equity(2)	-	-	1	131	1	131
Consumer	-	-	-	-	-	-

Sub-total:	10	$2,265	4	$1,884	14	$4,149

Total	60	$16,316	29	$12,990	89	$29,306

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

There were no troubled debt restructurings which occurred during the three months ended September 30, 2014.

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended September 30, 2014. (Dollars In Thousands):

Three Months Ended September 30, 2014
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	458
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$458

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	1	$458

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the nine months ended September 30, 2014. (Dollars In Thousands):

Nine Months Ended September 30, 2014		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$432	$432
Commercial and multi-family	1	806	806
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	2	$1,238	$1,238

Acquired loans recorded at fair value:
Residential one-to-four family	3	$1,267	$1,269
Commercial and Multi-family	1	186	205
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	256	262
Consumer	-	-	-

Sub-total:	5	$1,709	$1,736

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	7	$2,947	$2,974

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the nine months ended September 30, 2014. (Dollars In Thousands):

Nine Months Ended September 30, 2014
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	458
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$458

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	1	$458

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended September 30, 2013. (Dollars In Thousands):

Three Months Ended September 30, 2013		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	-	$-	$-
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	1	727	728
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$727	$728

Acquired loans recorded at fair value:
Residential one-to-four family	1	$410	$414
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	29	29
Consumer	-	-	-

Sub-total:	2	$439	$443

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	3	$1,166	$1,171

_________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended September 30, 2013. (Dollars In Thousands):

Three Months Ended September 30, 2013
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans recorded at fair value:
Residential one-to-four family	2	$482
Commercial and Multi-family	1	94
Construction	-	-
Commercial business(1)	1	945
Home equity(2)	1	140
Consumer	-	-

Sub-total:	5	$1,661

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	5	$1,661

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the nine months ended September 30, 2013. (Dollars In Thousands):

Nine Months Ended September 30, 2013		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$509	$652
Commercial and multi-family	2	526	526
Construction	-	-	-
Commercial business(1)	2	1,549	1,550
Home equity(2)	2	393	398
Consumer	-	-	-

Sub-total:	8	$2,977	$3,126

Acquired loans recorded at fair value:
Residential one-to-four family	6	$2,373	$2,407
Commercial and Multi-family	4	2,220	2,386
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	3	229	230
Consumer	-	-	-

Sub-total:	13	$4,822	$5,023

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	2	1,653	888
Construction	-	-	-
Commercial business(1)	3	265	293
Home equity(2)	1	140	140
Consumer	-	-	-

Sub-total:	6	$2,058	$1,321

Total	27	$9,857	$9,470

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the nine months ended September 30, 2013. (Dollars In Thousands):

Nine Months Ended September 30, 2013
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	727
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	727

Acquired loans recorded at fair value:
Residential one-to-four family	6	$1,311
Commercial and Multi-family	4	571
Construction	-	-
Commercial business(1)	1	945
Home equity(2)	1	140
Consumer	-	-

Sub-total:	12	2,967

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	-

Total	13	$3,694

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of September 30, 2014. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$2,169	$2,427	$504	$5,100	$112,816	$117,916	$-
Commercial and multi-family	9,714	-	3,230	12,944	656,528	669,472	-
Construction	-	-	-	-	64,996	64,996	-
Commercial business(1)	1,053	22	-	1,075	51,922	52,997	-
Home equity(2)	547	49	56	652	29,034	29,686	-
Consumer	-	-	-	-	1,576	1,576	-

Sub-total:	$13,483	$2,498	$3,790	$19,771	$916,872	$936,643	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$2,753	$1,983	$2,573	$7,309	$82,128	89,437	$-
Commercial and multi-family	5,611	96	-	5,707	95,892	101,599	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	7,154	7,154	-
Home equity(2)	1,003	272	377	1,652	22,647	24,299	-
Consumer	10	-	-	10	705	715	-

Sub-total:	$9,377	$2,351	$2,950	$14,678	$208,526	$223,204	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,572	1,572	$-
Commercial and multi-family	-	-	-	-	1,136	1,136	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	369	-	369	-	369	-
Home equity(2)	84	-	-	84	-	84	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$84	$369	$-	$453	$2,708	$3,161	$-

Total	$22,944	$5,218	$6,740	$34,902	$1,128,106	$1,163,008	$-

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of September 30, 2014. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss		Total

Originated loans:
Residential one-to-four family	$115,296	$934	$1,686	$-		$-	$117,916
Commercial and multi-family	658,567	1,923	8,982	-		-	669,472
Construction	64,996	-	-	-		-	64,996
Commercial business(1)	47,397	4,139	1,461	-		-	52,997
Home equity(2)	28,743	526	417	-		-	29,686
Consumer	224	1,352	-	-		-	1,576

Sub-total:	$915,223	$8,874	$12,546	$-		$-	$936,643

Acquired loans recorded at fair value:
Residential one-to-four family	$80,053	$2,310	$7,074	$-	$		89,437
Commercial and multi-family	96,564	1,895	3,140	-		-	101,599
Construction	-	-	-	-		-	-
Commercial business(1)	7,154	-	-	-		-	7,154
Home equity(2)	22,860	-	1,439	-		-	24,299
Consumer	715	-	-	-		-	715

Sub-total:	$207,346	$4,205	$11,653	$-		$-	$223,204

Residential one-to-four family	$239	$283	$1,050	$-		$-	1,572
Commercial and multi-family	593	543	-	-		-	1,136
Construction	-	-	-	-		-	-
Commercial business(1)	-	-	369	-		-	369
Home equity(2)	-	-	84	-		-	84
Consumer	-	-	-	-		-	-

Sub-total:	$832	$826	$1,503	$-		$-	$3,161

Total Gross Loans	$1,123,401	$13,905	$25,702	$-		$-	$1,163,008

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	September 30,	December 31,
	2014	2013

Unpaid principal balance	$230,210	$274,205
Recorded investment	226,366	270,328

The following table presents changes in the accretable discount on loans acquired for the three and nine months ended September 30, 2014 and 2013. (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance, Beginning of Period	$85,064	$115,536	$102,454	$136,209
Acquisitions	-	-	-	-
Accretion	(5,508)	(7,760)	(23,079)	(28,453)
Net Reclassification from Non-Accretable Difference	252	112	433	132
Balance, End of Period	$79,808	$107,888	$79,808	$107,888

The following table presents changes in the non-accretable yield on loans acquired for the three and nine months ended September 30, 2014 and 2013. (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance, Beginning of Period	$4,141	$4,614	$4,413	$4,835
Loans Sold	(32)	-	(123)	-
Amounts not recognized due to chargeoffs on
transfers to other real estate	-	-	-	(201)
Net Reclassification to Accretable Difference	(252)	(112)	(433)	(132)
Balance, End of Period	$3,857	$4,502	$3,857	$4,502

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows.  (In  Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2014:
Securities available for sale — Residential Mortgage Backed Securities	$9,674	$—	$9,674	$—

As of December 31, 2013:
Securities available for sale — Equity Securities	$1,104	$1,104	$—	$—

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2014.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows.  (In  Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2014
Impaired Loans	$11,185	$—	$—	$11,185

As of December 31, 2013:
Impaired Loans	$22,038	$—	$—	$22,038

Note  8 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2014 and December 31, 2013 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.  (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
September 30, 2014:
Impaired Loans	$11,185	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2013:
Impaired Loans	$22,038	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of September 30, 2014 and December 31, 2013.

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

Note  8 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2014 and December 31, 2013 consists of the loan balances of $13.4 million and $24.8 million, net of a valuation allowance of $1.9 million and $2.6 million, respectively.

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

Note 8 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2014 and December 31, 2013 (In Thousands):

	As of September 30, 2014

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,125	$25,125	$25,125	$-	$-
Interest-earning time deposits	990	990	990	-	-
Securities available for sale	9,674	9,674	-	9,674	-
Securities held to maturity	-	-	-	-	-
Loans held for sale	3,313	3,414	-	3,414	-
Loans receivable, net	1,145,014	1,173,213	-	-	1,173,213
FHLB of New York stock, at cost	6,918	6,918	-	6,918	-
Accrued interest receivable	4,272	4,272	-	4,272	-

Financial liabilities:
Deposits	999,370	1,003,385	587,184	416,201	-
Borrowings	117,000	122,087	-	122,087	-
Subordinated debentures	4,124	4,303	-	4,303	-
Accrued interest payable	778	778	-	778	-

	As of December 31, 2013

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,844	$29,844	$29,844	$-	$-
Interest-earning time deposits	990	990	990	-	-
Securities available for sale	1,104	1,104	1,104	-	-
Securities held to maturity	114,216	115,158	-	115,158	-
Loans held for sale	1,663	1,685	-	1,685	-
Loans receivable, net	1,020,344	1,042,552	-	-	1,042,552
FHLB of New York stock, at cost	7,840	7,840	-	7,840	-
Accrued interest receivable	4,157	4,157	-	4,157	-

Financial liabilities:
Deposits	968,670	972,911	587,889	385,022	-
Borrowings	128,000	135,574	-	135,574	-
Subordinated debentures	4,124	4,368	-	4,368	-
Accrued interest payable	768	768	-	768	-

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward looking statements are subject to numerous risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements, in addition to those risks disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2013, include, but are not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets increased by $21.9 million or 1.8% to $1.230 billion at September 30, 2014 from $1.208 billion at December 31, 2013. The increase in total assets occurred primarily as a result of an increase in loans receivable, net of $124.7 million, partially offset by a decrease in securities held to maturity of $114.2 million. Management is focusing on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase loans in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices during the next six months.

Total cash and cash equivalents decreased by $4.7 million or 15.8% to $25.1 million at September 30, 2014 from $29.8 million at December 31, 2013. Investment securities classified as held-to-maturity, which totaled $114.2 million at December 31, 2013, were sold in the quarter ended September 30, 2014, except for approximately $9.8 million of such securities which were re-designated to available for sale securities.

Loans receivable, net increased by $124.7 million or 12.2% to $1.145 billion at September 30, 2014 from $1.020 billion at December 31, 2013. The increase resulted primarily from a $121.6 million increase in real estate mortgages comprising commercial and multi-family, construction and participation loans with other financial institutions and an increase of $8.6 million in residential real estate loans, partially offset by a $3.0 million decrease in business loans and commercial lines of credit, a $2.0 million decrease in home equity loans and home equity lines of credit and a $1.1 million increase in the allowance for loan losses. As of September 30, 2014, the allowance for loan losses was $15.4 million or 78.9% of non-accrual loans and 1.28% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $30.7 million or 3.2% to $999.4 million at September 30, 2014 from $968.7 million at December 31, 2013. The increase resulted primarily from a $31.5 million increase in certificates of deposit, and a $13.6 million increase in non-interest bearing deposits, partly offset by a decrease of $15.9 million in money market interest bearing deposits.  The increase in certificates of deposit primarily was the result of additional CDARS deposits of $41.8 million. Recognizing this shift in the mix of our deposits, the attraction and retention of non-interest bearing commercial deposits, and longer dated maturity deposits remains a focus of our retail deposit gathering philosophy. During the nine months ended September 30, 2014, the Federal Open Market Committee (FOMC) has continued its accommodative monetary policy. This extended environment of historically low short term market rates has resulted in continuing parallel low retail deposit account yields, directly decreasing interest expense.

Short-term borrowings decreased by $11.0 million, or 61.1%, to $7.0 million at September 30, 2014 from $18.0 million at December 31, 2013. The lower borrowing total resulted from repayments from proceeds of the sale of investment securities classified as held-to-maturity  Long-term borrowed money remained constant at $110.0 million at September 30, 2014 and December 31, 2013. The purpose of these borrowings reflects the use of long and short term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity increased by $2.6 million or 2.7% to $102.7 million at September 30, 2014 from $100.1 million at December 31, 2013. The increase in stockholders’ equity was primarily attributable to net income of $6.0 million, and an increase of $770,000 in preferred stock outstanding as a result of our capital raising efforts, which concluded by March 31, 2014, partly offset by cash dividends paid during the nine months ended September 30, 2014 totaling $3.3 million on outstanding common shares of stock and $599,000 on outstanding shares of preferred stock. The Company accrued a dividend payable for the third quarter on the preferred shares for $201,000 which will be paid in the fourth quarter. As of September 30, 2014, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.30%, 11.19% and 12.45% respectively.

Three Months of Operation

Net income decreased by $1.0 million or 49.2% to $1.1 million for the three months ended September 30, 2014 from $2.1 million for the three months ended September 30, 2013. Net income decreased due to lower non-interest income and higher non-interest expense in the current-year period, partially offset by increased net interest income.

Net interest income increased by $1.5 million or 12.6% to $13.1 million for the three months ended September 30, 2014 from $11.6 million for the three months ended September 30, 2013. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $54.4 million, or 4.7%, to $1.213 billion for the three months ended September 30, 2014, from $1.158 billion for the three months ended September 30, 2013, and an increase in the average yield on interest-earning assets of 23 basis points to 5.15% for the three months ended September 30, 2014, from 4.92% for the three months ended September 30, 2013. The average balance of interest-bearing liabilities increased by $34.7 million, or 3.6%, to $1.011 billion for the three months ended September 30, 2014, from $976.3 million for the three months ended September 30, 2013, while the average cost of interest-bearing liabilities decreased by seven basis points to 1.01% for the three months ended

September 30, 2014, from 1.08% for the three months ended September 30, 2013. Net interest margin was 4.31% for the three months ended September 30, 2014 and 4.00% for the three months ended September 30, 2013.

Interest income on loans receivable increased by $1.9 million or 14.6% to $15.3 million for the three months ended September 30, 2014 from $13.4 million for the three months ended September 30, 2013. The increase was primarily attributable to an increase in the average balance of loans receivable of $158.9 million or 16.1% to $1.143 billion for the three months ended September 30, 2014 from $984.3 million for the three months ended September 30, 2013, partially offset by a decrease in the average yield on loans receivable to 5.34% for the three months ended September 30, 2014 from 5.42% for the three months ended September 30, 2013. The increase in the average balance of loans receivable was the result of the successful on-going implementation of our comprehensive loan growth strategy. The decrease in average yield reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $572,000 or 64.7% to $312,000 for the three months ended September 30, 2014 from $884,000 for the three months ended September 30, 2013.  This decrease was primarily due to a decrease in the average balance of securities of $91.6 million or 70.0% to $39.3 million for the three months ended September 30, 2014 from $130.9 million for the three months ended September 30, 2013, partly offset by an increase in the average yield of securities to 3.17% for the three months ended September 30, 2014 from 2.70% for the three months ended September 30, 2013. Investment securities classified as held-to-maturity, which totaled $114.2 million at December 31, 2013, were sold in the quarter ended September 30, 2014, except for approximately $9.8 million of such securities which were re-designated as available for sale securities.

Interest income on other interest-earning assets decreased by $2,000 or 14.3% to $12,000 for the three months ended September 30, 2014 from $14,000 for the three months ended September 30, 2013. This decrease was primarily due to a decrease of $12.8 million or 29.6% in the average balance of other interest-earning assets to $30.4 million for the three months ended September 30, 2014 from $43.2 million for the three months ended September 30, 2013. The average yield on other interest-earning assets increased to 0.16% for the three months ended September 30, 2014 from 0.13% for the three months ended September 30, 2013. The static nature of the average yield on other interest-earning assets reflects the current philosophy of the FOMC of keeping short term interest rates at historically low levels for the last several years.

Total interest expense decreased by $93,000 or 3.5% to $2.56 million for the three months ended September 30, 2014 from $2.65 million for the three months ended September 30, 2013. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities of seven basis points to 1.01% for the three months ended September 30, 2014 from 1.08% for the three months ended September 30, 2013, partly offset by an increase in the average balance of interest-bearing liabilities of $34.7 million or 3.6% to $1.010 billion for the three months ended September 30, 2014 from $976.3 million for the three months ended September 30, 2013. The decrease in the average cost of interest bearing liabilities reflects the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $650,000 and $450,000 for the three months ended September 30, 2014 and 2013, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2014, the Company experienced $209,000 in net charge-offs (consisting of $358,000 in charge-offs and $149,000 in recoveries). The Bank had non-performing loans totaling $19.0 million or 1.63% of gross loans at September 30, 2014 and $20.6 million or 1.98% of gross loans at December 31, 2013. The allowance for loan losses was $15.4 million or 1.32% of gross loans at September 30, 2014, $14.3 million or 1.38% of gross loans at December 31, 2013 and $13.9 million or 1.39% of gross loans at September 30, 2013. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2014, December 31, 2013 and September 30, 2013.

Total non-interest income decreased by $1.5 million, or 198.3%, to a loss of $750,000 for the three months ended September 30, 2014, from $763,000 of income for the three months ended September 30, 2013. The decrease in non-interest income for the three-month period ended September 30, 2014, primarily reflected a $4.0 million loss on the bulk sale of impaired loans, partially offset by a $2.2 million gain on the sale of investment securities held to maturity.

Total non-interest expense increased by $1.6 million or 19.1% to $9.9 million for the three months ended September 30, 2014 from $8.3 million for the three months ended September 30, 2013. Salaries and employee benefits expense increased by $1.3 million or 31.1% to $5.3 million for the three months ended September 30, 2014 from $4.0 million for the three months ended September 30, 2013. This increase in both salaries and employee benefits was mainly attributable to an increase of 71 full-time equivalent employees, or 28.9%, to 317 at September 30, 2014 from 246 at September 30, 2013, which relates to the addition of new business development and loan administration employees, and the anticipated opening of new branch offices in 2014, as well as providing health benefits to a greater number of existing employees. Occupancy expense increased by $133,000 or 14.3% to $1.1 million for the three months ended September 30, 2014 from $933,000 for the three months ended September 30, 2013. Equipment expense increased by $77,000 or 5.5% to $1.5 million for the three months ended September 30, 2014 from $1.4 million for the three months ended September 30, 2013. The increases in occupancy and equipment expenses related primarily to the anticipated opening of new branch offices in 2014. Professional fees decreased by $173,000 or 25% to $520,000 for the three months ended September 30, 2014 from $693,000 for the three months ended September 30, 2013. Advertising expense increased by $129,000 or 86.6% to $278,000 for the three months ended September 30, 2014 from $149,000 for the three months ended September 30, 2013. The increase in advertising was primarily due to our marketing efforts related to the previously mentioned expansion of our geographic footprint. Other non-interest expense increased by $186,000 or 31.8% to $770,000 for the three months ended September 30, 2014 from $584,000 for the three months ended September 30, 2013. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision decreased by $788,000 or 55.2% to $640,000 for the three months ended September 30, 2014 from $1.4 million for the three months ended September 30, 2013. The decrease in income tax provision was a result of lower taxable income during the three-month period ended September 30, 2014 as compared to the three months ended September 30, 2013. The consolidated effective tax rate for the three months ended September 30, 2014 was 37.0% compared to 40.0% for the three months ended September 30, 2013.

Nine Months of Operation

Net income was $6.0 million for the nine months ended September 30, 2014, compared with $7.1 million for the nine months ended September 30, 2013. Net income decreased due to higher non-interest expense, partially offset by increases in net interest income and non-interest income for the nine months ended September 30, 2014, as compared to the prior year period.

Net interest income increased by $2.8 million, or 8.1%, to $37.4 million for the nine months ended September 30, 2014, from $34.6 million for the nine months ended September 30, 2013. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $61.1 million, or 5.3%, to $1.207 billion for the nine months ended September 30, 2014, from $1.146 billion for the nine months ended September 30, 2013, and an increase in the average yield on interest-earning assets of two basis points to 4.97% for the nine months ended September 30, 2014, from 4.95% for the nine months ended September 30, 2013. The average balance of interest-bearing liabilities increased by $38.0 million, or 3.9%, to $1.010 billion for the nine months ended September 30, 2014, from $971.6 million for the nine months ended September 30, 2013, while the average cost of interest-bearing liabilities decreased by eight basis points to 1.01% for the nine months ended September 30, 2014, from 1.09% for the nine months ended September 30, 2013. Net interest margin was 4.13% for the nine-month period ended September 30, 2014 and 4.02% for the nine-month period ended September 30, 2013.

Interest income on loans receivable increased by $3.3 million or 8.3% to $42.8 million for the nine months ended September 30, 2014 from $39.5 million for the nine months ended September 30, 2013. The increase was primarily attributable to an increase in the average balance of loans receivable of $126.1 million or 13.0% to $1.094 billion for the nine months ended September 30, 2014 from $967.5 million for the nine months ended September 30, 2013, partially offset by a decrease in the average yield on loans receivable to 5.22% for the nine months ended September 30, 2014 from 5.45% for the nine months ended September 30, 2013. The increase in the average balance of loans receivable was the result of our comprehensive loan growth strategy. The decrease in average yield reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $768,000 or 26.5% to $2.1 million for the nine months ended September 30, 2014 from $2.9 million for the nine months ended September 30, 2013. This decrease was primarily due to a decrease in the average balance of securities of $55.2 million or 37.9% to $90.5 million for the nine months ended September 30, 2014 from $145.7 million for the nine months ended September 30, 2013, partly offset by an increase in the average yield of securities to 3.14% for the nine months ended September 30, 2014 from 2.65% for the nine months ended September 30, 2013. Investment securities classified as held-to-maturity, which totaled $114.2 million at December 31, 2013, were sold in the quarter ended September 30, 2014, except for approximately $9.8 million of such securities which were re-designated to available for sale securities.

Interest income on other interest-earning assets was $36,000 for the nine-month period ended September 30, 2014 compared with $38,000 for the nine months ended September 30, 2013. The average balance of other interest-earning assets decreased $9.8 million or 30.2% to $22.7 million for the nine months ended September 30, 2014 from $32.5 million for the nine months ended September 30, 2013. The average yield on other interest-earning assets increased to 0.21% for the nine months ended September 30, 2014 from 0.16% for the nine months ended September 30, 2013. The low average yield on other interest-earning assets reflects the current philosophy of the FOMC of keeping short term interest rates at historically low levels for the last several years.

Total interest expense decreased by $289,000 or 3.6% to $7.6 million for the nine months ended September 30, 2014 from $7.9 million for the nine months ended September 30, 2013. The decrease resulted primarily from a decrease in the average cost of interest-bearing liabilities of eight basis points to 1.01% for the nine months ended September 30, 2014 from 1.09% for the nine months ended September 30, 2013, partly offset by an increase in the average balance of interest-bearing liabilities of $38.0 million or 3.9% to $1.010 billion for the nine months ended September 30, 2014 from  $971.6 million for the nine months ended September 30, 2013. The decrease in the average cost reflects the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $2.1 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2014, the Company experienced $1.0 million in net charge-offs (consisting of $1.3 million in charge-offs and $293,000 in recoveries).  The Bank had non-performing loans totaling $19.0 million or 1.63% of gross loans at September 30, 2014 and $20.6 million or 1.98% of gross loans at December 31, 2013. The allowance for loan losses was $15.4 million or 1.32% of gross loans at September 30, 2014, $14.3 million or 1.38% of gross loans at December 31, 2013 and $13.9 million or 1.39% of gross loans at September 30, 2013. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2014, December 31, 2013 and September 30, 2013.

Total non-interest income increased by $160,000, or 6.6% to $2.6 million for the nine months ended September 30, 2014 from $2.4 million for the nine months ended September 30, 2013, which included a $1.2 million gain on the sale of investment securities available for sale in the nine-month period ended September 30, 2014, with no comparable sale in the nine-month period ended September 30, 2013, and a $1.9 million increase in gains on the sale of investment securities held to maturity to $2.3 million for the nine months ended September 30, 2014 from $378,000 for the nine months ended September 30, 2013. In addition, non-interest income included an increase in gains on sales of loans originated for sale of $758,000 to $1.4 million for the nine months ended September 30, 2014 from $609,000 for the nine months ended September 30, 2013. These increases in non-interest income were largely offset by a $4.0 million loss on the bulk sale of impaired loans in the nine-month period ended September 30, 2014, with no comparable sale in the nine-month period ended September 30, 2013.

Total non-interest expense increased by $5.1 million or 22.4% to $27.9 million for the nine months ended September 30, 2014 from $22.8 million for the nine months ended September 30, 2013. Salaries and employee benefits expense increased by $3.6 million or 31.8% to $14.8 million for the nine months ended September 30, 2014 from $11.2 million for the nine months ended September 30, 2013. This increase in both salaries and employee benefits was mainly attributable to an increase of 71 full-time equivalent employees, or 28.9%, to 317 at September 30, 2014 from 246 at September 30, 2013,  which relates to the addition of business development and loan administration employees, and the anticipated opening of new branch offices in 2014, as well as providing health benefits to a greater number of existing employees. Occupancy expense increased by $398,000 or 15.2% to $3.0 million for the nine months ended September 30, 2014 from $2.6 million for the nine months ended September 30, 2013. Equipment expense increased by $327,000 or 8.5% to $4.2 million for the nine months ended September 30, 2014 from $3.8 million for the nine months ended September 30, 2013. The increases in occupancy and equipment expenses related primarily to the anticipated opening of new branch offices in 2014. Advertising expense increased by $289,000 or 67.4% to $718,000 for the nine months ended September 30, 2014 from $429,000 for the nine months ended September 30, 2013. The increase in advertising was primarily due to our marketing efforts related to the previously mentioned expansion of our geographic footprint. Other real estate owned (OREO) (income)/expenses increased by $118,000 to expenses of $101,000 for the nine months ended September 30, 2014 from income of $17,000 for the nine months ended September 30, 2013. The increase in expenses was primarily due to an upward valuation adjustment of OREO property of $110,000 for the nine months ended September 30, 2013 compared to no corresponding adjustment for the nine months ended September 30, 2014. Other non-interest expense increased by $555,000 or 32.8% to $2.2 million for the nine months ended September 30, 2014 from $1.7 million for the nine months ended September 30, 2013. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision decreased by $874,000 or 18.1% to $3.9 million for the nine months ended September 30, 2014 from $4.8 million for the nine months ended September 30, 2013. The decrease in income tax provision was a result of lower taxable income during the nine-month period ended September 30, 2014 as compared to the nine months ended September 30, 2013. The consolidated effective tax rate for the nine months ended September 30, 2014 was 39.9% compared to 40.4% for the nine months ended September 30, 2013.

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

At September 30, 2014, the Company had overnight borrowings outstanding with the FHLB of $7.0 million compared to $18.0 million at December 31, 2013. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $121.1 million at September 30, 2014 as compared to $132.1 million at December 31, 2013.

The Company had the ability at September 30, 2014 to obtain additional funding from the FHLB of $62.7 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $271.3 million at September 30, 2014. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources.  At September 30, 2014, and December 31, 2013, BCB Community Bank exceeded all of its regulatory capital requirements to which it is subject.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action
As of September 30, 2014:
Tangible capital to tangible assets	8.30%	4.00%	5.00%
Tier I capital (core) (to adjusted total assets)	11.19%	4.00%	6.00%
Total capital (to risk-weighted assets)	12.45%	8.00%	10.00%

As of December 31, 2013:
Tangible capital to tangible assets	8.70%	4.00%	5.00%
Tier I capital (core) (to adjusted total assets)	12.41%	4.00%	6.00%
Total capital (to risk-weighted assets)	13.66%	8.00%	10.00%

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2014. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for decreases of 200 and 300 basis points have been excluded since they would not be meaningful, in the interest rate environment as of September 30, 2014. The following sets forth the Company’s NPV as of that date. (Dollars In Thousands):

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$134,809	$(42,227)	(26.12)%	10.24%	(242)	bps
+200bp	150,179	(26,857)	(16.62)	11.20	(146)	bps
+100bp	165,624	(11,412)	(7.06)	12.11	(55)	bps
PAR	177,036	-	-	12.66	-	bps
-100bp	208,383	31,347	19.39	14.60	194	bps

bp – basis points

The table above indicates that as of September 30, 2014, in the event of a 100 basis point increase in interest rates, we would experience a 7.06%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of September 30, 2014, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

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

      The Company filed a motion for summary judgment, seeking the dismissal of the remaining two Counts of the Complaint. That motion was denied, without prejudice, on February 19, 2014. The parties have conferenced in an effort to resolve this case.  A final resolution is actively being pursued.  The Company is vigorously defending its interests in this litigation.

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

      Progressive has made a motion for summary judgment seeking the dismissal of the Company's lawsuit against it. The Company has opposed that motion. That motion is pending before the court.

      Preliminary discovery has been exchanged among the parties.

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

At September 30, 2014, the Company had $39.6 million in classified loans, of which $25.7 million were classified as substandard and $13.9 million were classified as special mention. In addition, at that date we had $18.9 million in non-accruing loans.  While we have adhered to stringent underwriting standards in the origination of loans, a large percentage of our loan portfolio was obtained in connection with our acquisitions of Pamrapo Bancorp, Inc. and Allegiance Community Bank.  In addition, there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy.  Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. There were no Company’s stock purchases for the three months ended September 30, 2014.

Period	Shares Purchased	Average Price	Total Number of Shares Purchased	Maximum Number of Shares That May Yet be Purchased

July 1- July 31, 2014	-	$-	-	414,905
August 1- August 31, 2014	-	$-	-	414,905
September 1- September 30, 2014	-	$-	-	414,905

Total	-	$-	-	414,905

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

BCB BANCORP, INC.

Date: November 7, 2014	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)