Form 10-K
period 2014-12-31
BCB BANCORP INC
filed 2015-03-12
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal ended December 31, 2014.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2014, as reported by the Nasdaq Global Market, was approximately $91.4 million.

As of March 6, 2015, there were 8,393,791 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III).

i

ii

PART I

ITEM 1. BUSINESS

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

BCB Bancorp, Inc.

BCB Bancorp, Inc. (the “Company”) is a New Jersey corporation, and is the holding company parent of BCB Community Bank (the “Bank;” collectively, “we” or “our”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700. At December 31, 2014 we had approximately $1.30 billion in consolidated assets, $1.03 billion in deposits and $102.3 million in consolidated stockholders’ equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank.  The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2014, the Bank operated through thirteen branches in Bayonne, Colonia, Jersey City, Hoboken, Fairfield, Monroe Township, South Orange, and Woodbridge, New Jersey, through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation “FDIC” and the Bank is a member of the Federal Home Loan Bank System.

We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and to invest funds held in deposit accounts at the Bank, together with funds generated from operations, in loans and investment securities. We offer our customers:

•

loans, including commercial and multi-family real estate loans, one- to four-family mortgage loans, home equity loans, construction loans, consumer loans and commercial business loans.  In recent years the primary growth in our loan portfolio has been in loans secured by commercial real estate and multi-family properties;

•

FDIC-insured deposit products, including savings and club accounts, interest and non-interest bearing demand accounts, money market accounts, certificates of deposit and individual retirement accounts; and

•

retail and commercial banking services including wire transfers, money orders, safe deposit boxes, a night depository, debit cards, online banking, mobile banking, gift cards, fraud detection (positive pay), and automated teller services.

Significant Events

The Company has progressed on an organic branching initiative which is intended to mitigate the location risk of our strong Hudson County concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through M&A activity.  To this end, the Company opened a branch in Colonia, New Jersey in July, 2014, one in Fairfield, New Jersey in November, 2014, and one branch in each of Staten Island, New York and Rutherford, New Jersey in February, 2015.  The Company is also looking to open several more branches within the next year.

On October 30, 2013, the Company amended its Restated Certificate of Incorporation to revise Article V to amend certain terms related to the Series A 6% Noncumulative Perpetual Preferred Stock and to create a new Series B 6% -Noncumulative Perpetual Preferred Stock, which sets forth the number of shares to be included in such series, to fix the designation, powers, preferences, rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Such amendment to the Restated Certificate of Incorporation was approved by the directors of BCB Bancorp, Inc. on February 20, 2013.

On October 31, 2013, the Company closed a private placement of Series B Noncumulative Perpetual Preferred Stock, resulting in the issuance of 478 shares of Series B 6% Non-Cumulative Perpetual Preferred Shares (“Series B Shares”) for gross proceeds of $4.78 million through December 31, 2014. The costs associated with this private placement were approximately $24,000. The Series B Shares issued are callable by the Company after October 31, 2016, at $10,000 per share (liquidation preference value). There is no ability to convert the Series B Shares to common shares. Dividends on the Series B Shares, if and when declared, will be paid quarterly in arrears.

At December 31, 2012, the Company closed a private placement of its Series A 6% Noncumulative Perpetual Preferred Stock, par value $0.01 per share (“Series A Shares”).  The Company sold $8.65 million to certain investors at a purchase price of $10,000 per share. The net proceeds of this private placement are expected to be used primarily to support the capital of BCB Community Bank.

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing the highest quality customer service.  Management’s and the Board of Directors’ extensive knowledge of the markets we serve helps to differentiate us from our competitors. Our business strategy incorporates the following elements: maintaining a community focus, focusing on profitability, continuing our growth, concentrating on real estate- based lending, capitalizing on market dynamics, providing attentive and personalized service, and attracting highly qualified and experienced personnel.  These attributes coupled with our desire to seek out under-served markets for banking products and services, facilitate our plan to grow our franchise footprint organically and synergistically.

Maintaining a community focus.  Our management and Board of Directors have strong ties to the communities we serve.  Many members of the management team are New Jersey natives and are active in the communities we serve through non-profit board membership, local business development organizations, and industry associations.  In addition, our board members are well-established professionals and business leaders in the communities we serve.  Management and the Board are interested in making a lasting contribution to these communities, and they have succeeded in attracting deposits and loans through attentive and personalized service.

Strengthening our balance sheet.  For the year ended December 31, 2014, our return on average equity was 7.42% and our return on average assets was 0.61%. Our earnings per diluted share was $0.81 for the year ended December 31, 2014 compared to $1.06 for the year ended December 31, 2013. Earnings per share results were lower in 2014 primarily as a result of the Company’s investment in growth with an increase in staffing, occupancy and equipment expenses related to retention of additional experienced business development and loan administration personnel, as well as new and anticipated branch openings. Management remains committed to strengthening the Bank’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer.  As a result of our efforts, total past due loans have decreased from $14.8 million at December 31, 2012 to $7.0 million at December 31, 2013, to $6.6 million at December 31, 2014, while gross loans increased from $934.7 million at December 31, 2012 to $1.224 billion at December 31, 2014.

Concentrating on real estate-based lending.  A primary focus of our business strategy is to originate loans secured by commercial and multi-family properties.  Such loans generally provide higher returns than loans secured by one- to four-family properties.  As a result of our underwriting practices, including debt service requirements for commercial real estate and multi-family loans, management believes that such loans offer us an opportunity to obtain higher returns without a measurable increased level of risk.

Capitalizing on market dynamics. The consolidation of the banking industry in northeast New Jersey has provided a unique opportunity for a customer-focused banking institution, such as the Bank.  We believe our local roots and community focus provide the Bank with an opportunity to capitalize on the consolidation in our market area. This consolidation has moved decision making away from local, community-based banks to much larger banks headquartered outside of New Jersey. We believe our local roots and community focus provide the Bank with an opportunity to capitalize on the consolidation in our market area.

Providing attentive and personalized service.  Management believes that providing attentive and personalized service is the key to gaining deposit and loan relationships in the markets we serve and their surrounding communities.  Since we began operations, our branches have been open seven (7) days a week.

Attracting highly experienced and qualified personnel.   An important part of our strategy is to hire bankers who have prior experience in the markets we serve, as well as pre-existing business relationships.  Our management team averages over 20 years of banking experience, while our lenders and branch personnel have significant experience at community banks and regional banks throughout the region.  Management believes that its knowledge of these markets has been a critical element in the success of the Bank.  Management’s extensive knowledge of the local communities has allowed us to develop and implement a highly focused and disciplined approach to lending, and has enabled the Bank to attract a high percentage of low cost deposits.

Our Market Area

We are located in Bayonne, Jersey City and Hoboken in Hudson County, Colonia, Monroe Township and Woodbridge in Middlesex County, Rutherford in Bergen County and Fairfield and South Orange in Essex County, New Jersey. The Bank has also recently opened a branch in Staten Island, New York. The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area.

Our market area includes Bayonne, Jersey City, Hoboken, Colonia, Fairfield, South Orange, Woodbridge, Rutherford and Monroe Township, New Jersey, and now includes the boroughs of New York City. These areas are all considered “bedroom” or “commuter” communities to Manhattan.  Our market area is well-served by a network of arterial roadways, including Route 440 and the New Jersey Turnpike.

Our market area has a high level of commercial business activity.  Businesses are concentrated in the service sector and retail trade areas.  Major employers in our market area include certain medical centers and local boards of education.

Competition

The banking industry in northeast New Jersey and New York City is extremely competitive. We compete for deposits and loans with existing New Jersey and out-of-state financial institutions that have longer operating histories, larger capital reserves and more established customer bases. Our competition includes large financial services companies and other entities, in addition to traditional banking institutions, such as savings and loan associations, savings banks, commercial banks and credit unions. Our larger competitors have a greater ability to finance wide-ranging advertising campaigns through greater capital resources. Our marketing efforts depend heavily upon referrals from officers, directors, stockholders, advertising in local media and through a social media presence. We compete for business principally on the basis of personal service to customers, customer access to our business development and other officers and directors, and competitive interest rates and fees.

In the financial services industry in recent years, intense market demands, technological and regulatory changes, and economic pressures have eroded industry classifications that were once clearly defined. Banks have diversified their services, competitively priced their deposit products and become more cost-effective as a result of competition with each other and with new types of financial service companies, including non-banking competitors. Some of these market dynamics have resulted in a number of new bank and non-bank competitors, increased merger activity, and increased customer awareness of product and service differences among competitors.

Lending Activities

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of our loan portfolio by type of loan as a percentage of the respective portfolio.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$124,642	10.16%	$97,581	9.41%	$78,007	8.33%	$54,609	6.41%	$39,626	5.07%
Commercial and multi-family	732,791	59.74	549,918	53.03	435,371	46.51	300,570	35.26	277,916	35.54
Construction	73,497	5.99	37,307	3.60	22,267	2.38	13,079	1.53	16,442	2.10
Commercial business(1)	54,244	4.42	52,659	5.08	47,250	5.05	51,963	6.10	44,350	5.67
Home equity(2)	30,175	2.46	28,660	2.76	25,964	2.77	26,103	3.06	29,364	3.75
Consumer	2,178	0.18	533	0.05	565	0.06	357	0.04	336	0.04
Sub-total	1,017,527	82.95	766,658	73.93	609,424	65.10	446,681	52.40	408,034	52.17

Acquired loans recorded at fair value:
Residential one-to-four family	81,051	6.61	100,612	9.71	121,983	13.03	154,259	18.10	180,258	23.05
Commercial and multi-family	95,191	7.76	126,123	12.16	149,454	15.97	168,246	19.74	129,413	16.55
Construction	-	-	200	0.02	1,043	0.11	1,670	0.20	1,406	0.18
Commercial business(1)	6,381	0.52	10,478	1.01	12,177	1.30	22,356	2.62	9,734	1.24
Home equity(2)	22,698	1.85	27,313	2.63	34,289	3.66	42,360	4.97	34,239	4.38
Consumer	652	0.05	919	0.09	1,069	0.11	951	0.11	1,480	0.19
Sub-total	205,973	16.79	265,645	25.62	320,015	34.18	389,842	45.74	356,530	45.59

Acquired loans with deteriorated credit:
Residential one-to-four family	1,595	0.13	2,141	0.21	2,936	0.31	9,217	1.08	14,551	1.86
Commercial and multi-family	1,130	0.09	2,081	0.20	3,443	0.37	3,608	0.42	2,883	0.37
Construction	-	-	-	0.00	-	0.00	2,251	0.26	-	0.00
Commercial business(1)	369	0.03	371	0.03	241	0.03	254	0.03	76	0.01
Home equity(2)	82	0.01	90	0.01	140	0.01	612	0.07	-	0.00
Consumer	-	-	-	0.00	-	0.00	-	0.00	-	0.00
Sub-total	3,176	0.26	4,683	0.45	6,760	0.72	15,942	1.86	17,510	2.24

Total Loans	1,226,676	100.00%	1,036,986	100.00%	936,199	100.00%	852,465	100.00%	782,074	100.00%

Less:
Deferred loan fees, net	2,675		2,300		1,535		1,193		556
Allowance for loan losses	16,151		14,342		12,363		10,509		8,417
Total loans, net	$1,207,850		$1,020,344		$922,301		$840,763		$773,101

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loan Maturities.  The following table sets forth the contractual maturity of our loan portfolio at December 31, 2014.  The amount shown represents outstanding principal balances.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less.  Variable-rate loans are shown as due at the time of repricing.  The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due After 5 Years	Total
	(In Thousands)
One- to four-family	$147	$5,286	$201,855	$207,288
Construction	54,691	6,551	12,255	73,497
Commercial business(1)	9,903	22,082	29,009	60,994
Commercial and multi-family	6,728	57,574	764,810	829,112
Home equity(2)	1,301	10,444	41,210	52,955
Consumer	1,895	439	496	2,830
Total amount due	$74,665	$102,376	$1,049,635	$1,226,676

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest.  The following table sets forth the dollar amount of all loans at December 31, 2014 that are due after December 31, 2015, and have fixed interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family	$167,740	$39,401	$207,141
Construction	1,130	17,676	18,806
Commercial business(1)	10,093	40,998	51,091
Commercial and multi-family	153,705	668,679	822,384
Home equity(2)	34,227	17,427	51,654
Consumer	675	260	935
Total amount due	$367,570	$784,441	$1,152,011

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans.  Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings retail stores, shopping centers, warehouses, and other non-residential buildings.  Loans secured by multi-family residential units are properties consisting of five or more residential units. The Bank offers fully amortizing loans on commercial and multi-family properties at loan amounts up to 75% of the appraised value of the property. Commercial and multi-family real estate loans are generally made at rates that adjust above the (5) five year Federal Home Loan Bank of New York interest rate, with terms of up to (30) thirty years.  The Bank also offers balloon loans with fixed interest rates which generally mature in (3) three to (5) five years with amortization periods up to (30) thirty years. As of December 31, 2014, the Bank’s largest commercial real estate loan had an outstanding principal balance of $18.3 million.  This loan is secured by a 39 unit retail shopping center  located in Jackson, New Jersey.  This loan is performing in accordance with its terms at December 31, 2014.   As of December 31, 2014, the Bank’s largest multi-family loan consisted of (20) twenty units located in Bayonne, New Jersey having an outstanding principal balance of $3.6 million and is performing in accordance with its’ terms.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans.  The borrower’s creditworthiness and the feasibility and cash flow potential of the project is of primary concern in commercial and multi-family real estate lending. Loans secured by owner occupied properties are generally larger and involve greater risks than one-to-four family residential and non-owner occupied commercial mortgage loans because payments on loans secured by owner occupied properties are often dependent on the successful operation or management of the business.  The Bank intends to continue emphasizing the origination of loans secured by commercial real estate and multi-family properties.

Construction Loans.  The Bank offers loans to finance the construction of various types of commercial and residential properties. Construction loans to builders generally are offered with terms of up to thirty months and interest rates tied to the prime rate plus a margin. These loans generally are offered as adjustable rate loans.  The Bank will originate construction loans to customers provided all necessary plans and permits are in order.  Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the construction and adherence to conditions established at the time the construction loan was first approved.  Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion.  As of December 31, 2014, the Bank’s largest construction loan has a borrowing capacity of $11.0 million, of which $7.8 million has been disbursed. This loan is performing in accordance with its’ terms at December 31, 2014.

Construction financing is generally considered to involve a higher degree of risk than commercial real estate loans or one-to-four family residential lending. To mitigate these risks the Bank will obtain a plan and cost review from a third party vendor to review the proposed construction budget in an effort to avoid cost overruns.  The Bank also obtains multiple appraised values based upon various possible outcomes of the project.  These values include “As Is,” “As Completed,”“As a Rental,” “As Sellout,” and “As a Bulk Sale”.

Commercial Business Loans.  The Bank offers a variety of commercial business loans in forms of either lines of credit or term loans that are fully amortized.  Lines of credit are typically utilized for working capital purposes.  These loans are either revolving or non-revolving and provide loan terms between one to three years.  The re-payment is generally interest only and the interest rate is adjustable based upon,  the Prime Rate. Term loans are typically for purchasing a business or equipment for a business.  Term loans have loan terms between five to twenty-five years and are fully amortizing.  The interest rate is adjustable and tied to the five year Federal Home Loan Bank of New York rate.  Commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income.  These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. A commercial business loan may be secured by equipment, accounts receivable, inventory, chattel or other assets.   As of December 31, 2014, the Bank’s largest commercial business loan is a revolving line of credit, secured by a 7-story office building located in Newark, New Jersey.  The borrowing capacity is $8.1 million, of which $4.5 million has been dispersed. This loan is performing in accordance with its’ terms at December 31, 2014.

Commercial business loans generally have higher rates and shorter terms than one to four family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

SBA Lending.  The Bank offers qualifying business loans guaranteed by the US Small Business Administration (“SBA”).  To qualify the borrower may have low capitalization, inexperience in the industry, or a specialized industry or other unusual risks.  As of December 31, 2014, the Bank’s largest SBA loan is secured by a 4-story hotel building located in Brooklyn, New York.  The borrowing capacity is $6.0 million, of which $816,000 has been dispersed. This loan is performing in accordance with its’  terms at December 31, 2014.

Residential Lending. Residential loans are secured by one-to-four family dwellings and condominiums.   Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas.  We generally originate residential mortgage loans up to 80% loan-to-value at a maximum loan amount of $1,500,000 for primary residences.  Loan-to-value is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan to value ratios up to 90%, provided the borrower obtains private mortgage insurance approval.  We originate both fixed rate and adjustable rate residential loans with a term of up to 30 years.  We offer a 15, 20, and 30 year fixed, 15/30 year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2% above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans, in addition to reverse mortgages, on one-to-four family homes and condominiums.  Our correspondent banking relationships allow us to offer customers competitive long term fixed rate and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income.  During 2014, we originated for sale approximately $24.5 million in residential loans and recognized gains of approximately  $1.1 million from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit.  The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence or an investment.  Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit.  Home equity loans and lines of credit are offered with terms up to 20 years.  Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate.  Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one to four family residential loans.  Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing mortgage loan.  At December 31, 2014, the outstanding balances of home equity loans and lines of credit totaled $53.0 million, or 4.32% of total loans.

Consumer Loans.  The Bank makes secured Passbook, Automobile and occasionally unsecured consumer loans.  Consumer loans generally have terms between one and five years.  They generally are made on a fixed rate basis, fully-amortizing.

Loan Approval Authority and Underwriting.  The Bank’s Lending Policy has established lending limits for executive management.   The President or the Chief Lending Officer, together with two Credit Officers, have authority to approve loan requests up to $1,000,000. Loan requests in excess of $1,000,000 shall be presented to the Bank’s Board of Directors Loan Committee, which shall be comprised of a quorum of the Bank’s Board of Directors.  Loan requests in excess of $2,000,000 must be ratified by the entire Bank Board of Directors.

Upon receipt of a completed loan application including all appropriate financial information from a prospective borrower, the Bank will conduct its due diligence analysis.  Property valuations or appraisals are required for all real estate collateralized loans.    Appraisals are prepared by a state certified independent appraiser approved by the Bank Board of Directors.

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2014, our outstanding loan origination commitments totaled $106.7 million, standby letters of credit totaled $1.8 million, undisbursed construction funds totaled $47.8 million and undisbursed lines of credit funds totaled $61.2 million.

Loan Delinquencies.  Notices of nonpayment are generated to borrowers once the loan account(s) becomes either (10) ten or (15) fifteen days past due, as specified in the applicable promissory note.  A nonresponsive borrower(s) will receive collection calls and a site visit from a bank representative in addition to follow -up delinquency notices.  If such payment is not received after (60) sixty days, a notice of right to cure default is sent to the borrower providing (30) thirty additional days to bring the loan current before foreclosure or other remedies are commenced. The Bank utilizes various reporting tools to closely monitor the performance and asset quality of the loan portfolio. The Bank complies with all federal, state and local laws regarding collection of its delinquent accounts.

Non-Accrual Status.  Loans are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued until the loan has been returned to normal accrual.  At December 31, 2014, the Bank had $19.6 million in non-accruing loans. The largest exposure of non-performing loans consisted of a combined borrowing relationship in which the loans are collateralized by multiple properties whose combined balance at December 31, 2014 was $3.3 million.

Impairment Status.  A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced Bankruptcy plan. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.  We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is applied to principal. At December 31, 2014, we had 156 loans with unpaid principal balances totaling $51.9 million which are classified as impaired and on which loan loss allowances totaling $2.9 million have been established.    During 2014, interest income of $1.5 million was recognized on impaired loans during the time of impairment.

Troubled Debt Restructuring.  A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. The total troubled debt restructured loans were $30.7 million and $34.5 million at December 31, 2014 and December 31, 2013, respectively.

The Bank has allocated $904,000 and $1.4 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014 and December 31, 2013, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

The following tables set forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2014				At December 31, 2013
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	12	$4,096	10	$2,303	10	$2,787	11	$2,148
Construction	—	—	—	—	—	—	—	—
Home equity	5	552	7	216	2	175	2	176
Commercial and multi-family	6	1,815	8	3,712	7	2,882	12	4,352
Total	23	6,463	25	6,231	19	5,844	25	6,676

Commercial business	2	748	2	391	—	—	2	290
Consumer	1	9	—	—	1	2	—	—
Total delinquent loans	26	$7,220	27	$6,622	20	$5,846	27	$6,966

Delinquent loans to total loans		0.59%		0.54%		0.56%		0.67%

	At December 31, 2012				At December 31, 2011
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	10	$1,941	10	$2,348	8	$2,495	38	$11,847
Construction	1	1,174	1	130	1	130	8	3,660
Home equity	7	717	12	1,516	13	1,018	19	1,181
Commercial and multi-family	11	5,245	22	9,275	14	6,340	56	21,080
Total	29	9,077	45	13,269	36	9,983	121	37,768

Commercial business	2	152	9	1,514	—	—	11	1,785
Consumer	—	—	—	—	1	10	—	—
Total delinquent loans	31	$9,229	54	$14,783	37	$9,993	132	$39,553

Delinquent loans to total loans		0.99%		1.58%		1.17%		4.64%

	At December 31, 2010
	60-90 Days		Greater Than 90 Days
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	9	$3,706	48	$15,115
Construction	—	—	7	2,773
Home equity	7	694	20	1,632
Commercial and multi-family	9	5,391	64	21,147
Total	25	9,791	139	40,667

Commercial business	4	456	5	861
Consumer	1	5	4	283
Total delinquent loans	30	$10,252	148	$41,811

Delinquent loans to total loans		1.31%		5.35%

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family residential	$7,679	$4,829	$2,163	$15,511	$15,115
Construction	—	521	130	4,040	2,773
Home equity	943	1,203	1,564	1,729	1,632
Commercial and multi-family	10,355	11,733	13,043	22,280	21,147
Commercial business	627	2,279	3,159	4,265	861
Consumer	—	—	—	—	283
Total	19,604	20,565	20,059	47,825	41,811

Accruing loans delinquent more than 90 days:
One-to four-family residential	—	—	1,223	—	—
Construction	—	—	—	—	—
Home equity	—	—	227	—	—
Commercial and multi-family	—	—	1,386	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	2,836	—	—

Total non-performing loans	19,604	20,565	22,895	47,825	41,811
Foreclosed assets	3,485	2,227	3,274	6,570	3,602

Total non-performing assets	$23,089	$22,792	$26,169	$54,395	$45,413
Total non-performing assets as a percentage of total assets	1.77%	1.89%	2.23%	4.47%	4.10%

Total non-performing loans as a percentage of total loans	1.60%	1.98%	2.45%	5.61%	5.35%

For the year ended December 31, 2014, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $1.06 million. We received and recorded $784,000 in interest income for such loans for the year ended December 31, 2014.

Classified Loans.  The Bank’s Lending Policy contains a classification system which evaluates the overall risk of a problem loan.  When a loan is classified and determined to be impaired, the Bank may establish specific allowances for loan losses.   General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2014, the Bank reported $28.7 million in classified assets.  The loans classified are represented by loans secured either by one-to-four family or commercial real estate.

The Bank’s internal classification system is defined by risk rating grades in accordance with guidance offered by the banking regulatory agencies. The grades of excellent, good, satisfactory and bankable with care (1-4 rating) are considered as a “pass” rating.  The “classified” risk ratings of (5-8 rating) are detailed below.

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

8 – Loss- Continuance as a bankable asset is not warranted. However, this does not preclude future attempts of recovery.

Effective January 2015, the Bank has revised its’ risk rating scale expanding the grades to a one to nine scale.  Grades one through five will be a considered a pass grade where as six through nine will be considered a classified grade.  The grades are determined through the uses of a qualitative matrix taking into account various characteristics of the loan such as quality of management,  principals’/guarantors’ character, balance sheet strength, collateral quality, cash flow coverage, position within the industry, loan structure and documentation.

Allowances for Loan Losses.  A provision for loan losses is charged to operations based on management’s evaluation of the losses that may be incurred in our loan portfolio.  In addition, our determination of the amount of the allowance for loan losses is subject to review by the New Jersey Department of Banking and Insurance and the FDIC, as part of their examination process. After a review of the information available, our regulators might require the establishment of an additional allowance. Any increase in the loan loss allowance required by regulators would have a negative impact on our earnings. Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Bank’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements.  These elements include a general allocated allowance for non-impaired loans, a specific allowance for impaired loans, and an unallocated portion.

The Bank consistently applies the following comprehensive methodology.  During the quarterly review of the allowance for loan losses, the Bank considers a variety of factors that include:

•	General economic conditions.
•	Trends in charge-offs.
•	Trends and levels of delinquent loans.
•	Trends and levels of non-performing loans, including loans over 90 days delinquent.
•	Trends in volume and terms of loans.
•	Levels of allowance for specific classified loans.
•	Credit concentrations

The methodology includes the segregation of the loan portfolio into two divisions of performing loans and loans determined to be impaired.  Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance of performing loans is evaluated based on historical loan experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclose, or a forced Bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. As of December 31, 2014, non-accrual loans differed from the amount of total  loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the restructured loan. The Bank also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision.  Management must make estimates using assumptions and information that is often subjective and subject to change.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2014	2013	2012	2011	2010
		(Dollars in Thousands)

Balance at beginning of year	$14,342	$12,363	$10,509	$8,417	$6,644

Charge-offs:
One- to four-family residential	28	40	793	122	—
Construction	—	132	292	687	15
Commercial business(1)	208	374	612	24	351
Commercial and multi-family	1,143	123	1,360	1,173	323
Home equity(2)	56	302	24	—	—
Consumer	2	—	—	27	—
Total charge-offs	1,437	971	3,081	2,033	689

Recoveries	446	200	35	25	12
Net charge-offs	991	771	3,046	2,008	677
Provisions charge to operations	2,800	2,750	4,900	4,100	2,450
Ending balance	$16,151	$14,342	$12,363	$10,509	$8,417

Ratio of non-performing assets to total assets at the end of year	1.77%	1.89%	2.23%	4.47%	4.10%
Allowance for loan losses as a percent of total loans outstanding	1.32%	1.38%	1.32%	1.23%	1.08%
Ratio of net charge-offs during the period to total loans outstanding at end of the year	0.08%	0.09%	0.33%	0.24%	0.09%
Ratio of net charge-offs during the period to non-performing loans	5.06%	3.75%	13.30%	4.20%	1.62%

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

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
Originated loans:
Residential one-to-four family	$2,364	10.16%	$1,729	9.41%	$1,143	8.33%	$1,086	6.41%	$171	5.07%
Commercial and Multi-family	10,028	59.74%	7,419	53.03%	7,088	46.50%	4,769	35.26%	6,179	35.54%
Construction	1,080	5.99%	700	3.60%	866	2.38%	183	1.53%	426	2.10%
Commercial business(1)	876	4.42%	1,295	5.08%	576	5.05%	795	6.10%	1,286	5.67%
Home equity(2)	333	2.46%	363	2.76%	284	2.77%	329	3.06%	204	3.75%
Consumer	449	0.18%	3	0.05%	41	0.06%	10	0.04%	18	0.04%
Unallocated	121	-%	83	0.00%	32	0.00%	-	0.00%	133	0.00%
Sub-total:	$15,251	82.95%	$11,592	73.93%	$10,030	65.10%	$7,172	52.40%	$8,417	52.17%
Acquired loans recorded at fair value:
Residential one-to-four family	$417	6.61%	$832	9.71%	$719	13.03%	$1,012	18.10%	$-	23.05%
Commercial and Multi-family	102	7.76%	1,744	12.16%	963	15.96%	559	19.74%	-	16.55%
Construction	-	-%	1	0.02%	93	0.11%	6	0.2%	-	0.18%
Commercial business(1)	-	0.52%	44	1.01%	244	1.30%	92	2.62%	-	1.24%
Home equity(2)	58	1.85%	129	2.63%	191	3.66%	315	4.97%	-	4.38%
Consumer	-	0.05%	-	0.09%	18	0.11%	-	0.11%	-	0.19%
Unallocated	-	-%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Sub-total	$577	16.79%	$2,750	25.62%	$2,228	34.18%	$1,984	45.73%	$-	45.59%
Acquired loans with deteriorated credit:
Residential one-to-four family	$64	0.13%	$-	0.21%	$105	0.31%	$581	1.08%	$-	1.86%
Commercial and Multi-family	23	0.09%	-	0.20%	-	0.37%	470	0.42%	-	0.37%
Construction	-	-%	-	0.00%	-	0.00%	115	0.26%	-	0.00%
Commercial business(1)	233	0.03%	-	0.04%	-	0.03%	154	0.03%	-	0.01%
Home equity(2)	3	0.01%	-	0.01%	-	0.01%	33	0.07%	-	0.00%
Consumer	-	-%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Unallocated	-	-%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Sub-total:	$323	0.26%	$-	0.45%	$105	0.72%	$1,353	1.87%	$-	2.24%
Total	$16,151	100.00%	$14,342	100.00%	$12,363	100.00%	$10,509	100.00%	$8,417	100.00%

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

Current regulatory and accounting guidelines regarding investment securities require us to categorize securities as held-to-maturity, available for sale or trading. As of December 31, 2014, there were no securities classified as held-to-maturity. We had $9.8 million in securities classified as available for sale, and no securities classified as trading.  Securities classified as available for sale are reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of securities classified as held-to-maturity or available for sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2014, management concluded that all unrealized losses were temporary in nature since they are related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Bank has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

In 2013, management decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, with the intent to hold to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance purchased has been amortized prior to the sale. Sales of securities that had been classified as held to maturity, and do not meet any of the safe harbor exemptions under ASC 320, would then require that all remaining securities be transferred to the available for sale category and the Company would be prohibited from using the held to maturity classification for at least a two-year period. In July 2014, the Company transferred all of its remaining held-to-maturity investments to the available-for-sale category. Management determined that it no longer had the positive intent to hold its investment in securities classified as held-to-maturity, and in July 2014, proceeds from the sales of securities previously classified as held to maturity totaled approximately $99.2 million, and resulted in gross gains of $2.76 million and gross losses of $470,000. Sales of held-to-maturity securities that met the 85% threshold for the twelve months ended December 31, 2014 totaled approximately $537,000, and resulted in gross gains of approximately $40,000, and gross losses of approximately $1,000. During the year ended December 31, 2013, proceeds from sales of securities held to maturity meeting the 85% threshold totaled approximately $9.5 million and resulted in gross gains of $401,000 and gross losses of $23,000.

As of December 31, 2014, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; and (iv) certificates of deposit.  The Board of Directors may authorize additional investments.

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

Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2014	2013	2012
	(In Thousands)
Securities available for sale:
Mortgage-backed securities	$9,768	$—	$—
Equity securities	—	1,104	1,240
Total securities available for sale	9,768	1,104	1,240
Securities held to maturity:
Mortgage-backed securities	—	112,859	162,909
Municipal obligations	—	1,357	1,363
Trust originated preferred security	—	—	376
Total securities held to maturity	—	114,216	164,648
FHLB stock	8,830	7,840	7,698
Total investment securities	$18,598	$123,160	$173,586

The following table shows our securities held-to-maturity purchase sale and repayment activities for the years indicated.

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)

Purchases:
Fixed-rate	$3,034	$5,059	$57,331

Sales:
Fixed-rate	$(96,850)	$(9,115)	$(30,235)

Principal Repayments:
Repayment of principal	$(10,372)	$(44,957)	$(67,489)
(Decrease) in other items, net	(10,028)	(1,419)	(1,924)
Net (decrease)	$(114,216)	$(50,432)	$(42,317)

Maturities of Securities Portfolio.  The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2014 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	December 31, 2014
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value	Carrying Value	Average Yield

	(Dollars in Thousands)

Mortgage-backed securities	$—	—%	$—	—%	$3,485	2.31%	$6,213	2.85%	$9,768	$9,698	2.66%

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

The interest rates paid by us on deposits are set at the direction of our senior management.  Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements.  As of December 31, 2014 and December 31, 2013 we had $56.0 million and $8.5 million in brokered deposits, respectively.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2014		2013		2012
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount

	(Dollars in Thousands)

Demand	—%	$127,308	—%	$107,613	—%	$85,950
NOW	0.21	155,044	0.19	148,804	0.25	120,765
Savings and club accounts	0.15	283,872	0.14	264,319	0.18	256,769
Money market	0.30	49,709	0.30	67,153	0.39	63,834
Certificates of deposit	1.07	412,623	1.21	380,781	1.33	413,468
Total	0.59%	$1,028,556	0.65%	$968,670	0.78%	$940,786

__________

(1) Represents the average rate paid during the year.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2014	2013	2012

	(Dollars in Thousands)

Beginning of year	$968,670	$940,786	$977,623
Net deposits(1)	54,693	22,256	(43,702)
Interest credited on deposit accounts	5,193	5,628	6,865
Total (decrease) increase in deposit accounts	59,886	27,884	(36,837)
Ending balance	$1,028,556	$968,670	$940,786
Percent (decrease) increase	6.18%	2.88%	(3.77)%

Jumbo Certificates of Deposit.  As of December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $274.1 million.  The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2014
Maturity Period	(In Thousands)
Within three months	$58,351
Three through twelve months	113,819
Over twelve months	101,919
Total	$274,089

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$224,148	54.32%	$206,648	54.27%	$210,897	51.01%
1.00% - 1.99%	109,109	26.44	84,991	22.32	108,379	26.21
2.00% - 2.99%	75,978	18.41	59,777	15.70	53,719	12.99
3.00% - 3.99%	3,160	0.77	29,365	7.71	39,757	9.62
4.00% - 4.99%	228	0.06	-	-	36	0.01
5.00% - 5.99%	-	-	-	-	680	0.16
Total	$412,623	100.00%	$380,781	100.00%	$413,468	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2014.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total

	(In Thousands)
Interest rate:
0.00% - 0.99%	$188,697	$33,319	$2,078	$54	$224,148
1.00% - 1.99%	52,242	25,317	12,257	19,293	109,109
2.00% - 2.99%	24,508	17,611	16,256	17,603	75,978
3.00% - 3.99%	3,059	—	—	101	3,160
4.00% - 4.99%	—	228	—	—	228
Total	$268,506	$76,475	$30,591	$37,051	$412,623

Borrowings.  The Overnight Advance permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLBNY. At December 31, 2014, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $651.0 million, based on the borrowing limitations outlined in the Federal Home Loan Bank of New York’s member products guide. The total credit exposure limit to 50% of total assets is recalculated each quarter. Additionally, at December 31, 2014 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Bank’s option since June 17, 2009, and quarterly thereafter.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2014	2013	2012

	(Dollars in Thousands)

Balance at end of year	$26,000	$18,000	$17,000
Average balance during year	$13,591	$133	$145
Maximum outstanding at any month end	$45,500	$25,800	$17,000
Weighted average interest rate at end of year	0.38%	0.37%	0.31%
Average interest rate during year	0.32%	0.40%	0.31%

Employees

At December 31, 2014, we had 327 full-time equivalent employees.  None of our employees is represented by a collective bargaining group.  We believe that our relationship with our employees is good.

Subsidiaries

We have three non-bank subsidiaries.  BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities.  Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp.  At December 31, 2014, this company held $9.8 million in securities.  With the merger with Pamrapo Bancorp. Inc., we acquired Pamrapo Service Corporation which has been inactive since May 2010.  BCB New York Management, Inc. was established in October 2012 for the purpose of holding and investing in various loan products and investing in securities.  For the year ended December 31, 2014, there was no activity related to this subsidiary.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law.  These laws and regulations are primarily intended to protect depositors and the deposit insurance funds, rather than to protect shareholders and creditors. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Company or the Bank.

Set forth below is a summary of certain material and regulatory requirements applicable to the Company and the Bank. These and any other changes in applicable laws or regulations, whether by Congress or regulatory agencies, may have a material effect on the business and prospects of the Company and the Bank. These and any other changes in applicable laws or regulations, whether by Congress or regulatory agencies, may have a material effect on the business and prospects of the Company and the Bank.

The Dodd-Frank Act

The Dodd-Frank Act changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated the Office of Thrift Supervision and requires that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve Board (“Federal Reserve”) to supervise and regulate all savings and loan holding companies.

In July, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million (which is currently proposed to increase to $1.0 billion) or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets a uniform minimum Tier 1 leverage ratio of 4.0%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets.  The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

In addition, the Dodd-Frank Act excludes proceeds of trust preferred securities from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. In accordance with the Dodd-Frank Act, the FDIC has promulgated rules under which assessments are based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.  Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

The Bank Holding Company Act has been amended to permit bank holding companies and banks, which meet certain capital, management and Community Reinvestment Act standards, to engage in a broader range of non-banking activities.  In addition, bank holding companies which elect to become financial holding companies may engage in certain banking and non-banking activities without prior Federal Reserve approval.  At this time, the Company has not elected to become a financial holding company, as it does not engage in any activities not permissible for banks.

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

As described above, effective January 1, 2015, the Company became subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. If the capital requirements were effective at December 31, 2014, the Company  would have been considered to be a well capitalized Bank Holding Company.

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

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and examination of the Commissioner.  As a state-chartered Bank, the Bank is subject to the regulation, supervision and examination of the FDIC as its primary federal regulator. The regulations of the FDIC and the Commissioner impact virtually all of our activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2014, we paid $71,000 in FICO assessments.

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

In addition to the risk-based capital rules, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio.  This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above.  At December 31, 2014, the Bank’s ratio of total capital to risk-weighted assets was 11.73%. Our Tier 1 capital to risk-weighted assets was 10.48%, and our Tier 1 capital to average assets was 8.33%.

In July 2013, the FDIC and the Federal Reserve approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Under the Exchange Act, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls.  For the year ended December 31, 2014, our auditors are required to audit our internal control over financial reporting.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

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

At December 31, 2014, $829.1 million, or 67.6% of our loan portfolio consisted of commercial and multi-family real estate loans.  We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may not be able to successfully maintain and manage our growth.

The Company has progressed on an organic branching initiative which is intended to mitigate the location risk of our strong Hudson County concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through M&A activity.  To this end, the Company opened a branch in Colonia, New Jersey in July, 2014, one in Fairfield, New Jersey in November, 2014, and one branch in each of Staten Island, New York and Rutherford, New Jersey in February, 2015.  The Company is also looking to open several more branches within the next year.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income.  At December 31, 2014, our allowance for loan losses totaled $16.2 million, representing 1.32% of total loans or 82.39% of non-performing loans.

While we have only been operating for thirteen years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate.  Although we believe we have underwriting standards to manage normal lending risks, and although we had $23.1 million, or 1.77% of total assets consisting of non-performing assets at December 31, 2014, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans.  We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

Net interest income is the most significant component of our operating income.  We have significantly less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services.  For the years ended December 31, 2014 and 2013, our net interest income was $49.9 million and $46.8 million, respectively.  The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities.  In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

Changes in interest rates could hurt our profits.

Our profitability, like most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.  Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements.  Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

If interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability.  Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, and the Federal Reserve has indicated it intends to maintain, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates.  Accordingly, our net interest income may continue to decrease, which may have an adverse affect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations.  Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.  For further discussion of how changes in interest rates could impact us, see “Item 7A. – Quantitative and Qualitative Disclosure About Market Risk.”

The building of market share through de novo branching and expansion of our commercial real estate and multi-family lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share through de novo branching and expansion of our commercial real estate and multi-family lending capacity.  Since January 1, 2014, we have opened de novo branches including the two in 2014 and two in 2015. Pursuant to our de novo branch expansion strategy, during the year ended December 31, 2014 we hired 78 new full-time equivalent employees, primarily in the areas of business development, loan administration and customer service. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached.  Our expenses could be further increased if we encounter delays in the opening of any of our new branches.  Finally, our business expansion may not be successful after establishment of the new branches.

The Dodd-Frank Act, among other things, created a new CFPB, tightened capital standards and will continue to result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, some of the details and impact of the Dodd-Frank Act may not yet be known. Our operating and compliance costs have materially increased and it is expected that the legislation and implementing regulations will continue to increase our operating and compliance costs.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, which could result in an increase in our interest expense.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, unless an exception applies.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC and the Federal Reserve approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for the Bank and the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

New regulations could restrict our ability to originate and sell mortgage loans.

The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less "bona fide discount points" for prime loans);
•	interest-only payments;
•	negative-amortization; and
•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit our growth or profitability.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches and cyber-attacks), but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have an impact on information security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

The Bank’s reliance on brokered deposits could adversely affect its liquidity and operating results.

Among other sources of funds, we rely on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On December 31, 2014, brokered deposits totaled $56.0 million, or approximately 5% of total deposits. The Bank’s primary source for brokered money market deposits is CDARS.

Generally brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Paying higher deposit rates to maintain or replace brokered deposits would adversely affect our net interest margin and operating results.

Strong competition within our market area may limit our growth and profitability.

Competition is intense within the banking and financial services industry in New Jersey and New York. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources, higher lending limits and offer services that we do not or cannot provide. This competition makes it more difficult for us to originate new loans and retain and attract new deposits. Price competition for loans may result in originating fewer loans, or earning less on our loans and price competition for deposits may result in a reduction of our deposit base or paying more on our deposits.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions.  As of December 31, 2014, approximately 98% of our total loans were secured by real estate.  Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs.  Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

We could be adversely affected by failure in our internal controls.

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort, time and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank conducts its business through an executive office, one administrative office, and thirteen branch offices.  Eight offices have drive-up facilities.  The Bank has eighteen automatic teller machines at its branch facilities and two other off-site locations.  The following table sets forth information relating to each of the Bank’s offices as of December 31, 2014.  The total net book value of the Bank’s premises and equipment at December 31, 2014 was $14.3 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C
Bayonne, New Jersey	2003	$2,622
Administrative and Other Offices
591-597 Avenue C
Bayonne, New Jersey	2010	1,968
27 West 18th Street
Bayonne, New Jersey	2014	206	(1)
Branch Offices
860 Broadway
Bayonne, New Jersey	2000	744	(1)
510 Broadway
Bayonne, New Jersey	2003	372	(1)
401 Washington St.
Hoboken, New Jersey	2010	47	(1)
987 Broadway
Bayonne, New Jersey	2010	664
473 Spotswood Englishtown Rd
Monroe Township, New Jersey	2010	196
611 Avenue C
Bayonne, New Jersey	2010	2,692
181 Avenue A
Bayonne, New Jersey	2010	4	(1)
211-A Washington Street
Jersey City, New Jersey	2010	23	(1)
200 Valley Street
S. Orange, New Jersey	2011	1,360
34 Main Street
Woodbridge, New Jersey	2011	159	(1)
3499 Route 9 North Suite 2A
Freehold, New Jersey	2012	20	(1)
1379 St. George Avenue
Colonia, New Jersey	2014	191	(1)
165 Passaic Avenue
Fairfield, New Jersey	2014	163	(1)

Net book value of properties		11,431
Furnishings and equipment		2,865	(2)
Total premises and equipment		$14,296

(1) Leased Property

(2) Includes off-site ATM’s

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2014, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, is a named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity (the "Action'). On May 9, 2012, the Company obtained partial summary judgment, dismissing three of the five Counts of the plaintiff's Complaint. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. The Company’s obligation to pay that amount has been stayed.

The Company filed a motion for summary judgment, seeking the dismissal of the remaining two Counts of the plaintiff's Complaint. That motion was denied, without prejudice, on February 19, 2014.

Since that date, the parties have conferred in an effort to resolve the Action. The terms of a proposed Stipulation of Settlement ("Stipulation") have been agreed to by the plaintiff class and the Company. In consideration for the full settlement and release of all Released Claims (as that term is defined in the Stipulation), and the dismissal of the Action with prejudice, the Company has agreed to pay $1,950,000 to the Class. This amount, less any insurance reimbursements, has been accrued for as of December 31, 2014.

On January 9, 2015, the court entered an Order Granting Preliminary Approval of the Proposed Class Settlement and Authorizing the Dissemination of Notice to the Class. Pursuant to the court rules, a "Fairness Hearing" to determine if the proposed settlement is fair, reasonable and adequate has been scheduled by the court for May 22, 2015.

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

Progressive made a motion to dismiss the Company's lawsuit against it. The Company opposed that motion. That motion was administratively terminated by Order of the court, dated December 3, 2014.

By Order of the court, dated December 3, 2014, the Company's motion to file an Amended Complaint was granted.

Discovery has been exchanged among the parties. The Company vigorously is pursuing full recovery in this case.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”  In order to list common stock on the Nasdaq Global Market, the presence of at least three registered and active market makers is required. The Company has at least three market makers.

The following table sets forth the high and low closing prices for the Company’s common stock for the periods indicated. As of December 31, 2014, there were 8,393,791 shares of the Company’s common stock outstanding.  At December 31, 2014,  the Company had approximately 2,000 stockholders of record.

Fiscal 2014	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2014	$13.30	$11.72	$0.14
Quarter Ended September 30, 2014	13.50	12.60	0.14
Quarter Ended June 30, 2014	13.75	13.01	0.14
Quarter Ended March 31, 2014	13.57	12.77	0.12
Fiscal 2013	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2013	$14.37	$10.70	$0.12
Quarter Ended September 30, 2013	10.99	10.25	0.12
Quarter Ended June 30, 2013	11.30	9.85	0.12
Quarter Ended March 31, 2013	10.23	8.75	0.12

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2014 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans that were not approved by shareholders.

,296
Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(2)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	289,720(1)	11.18	609,000
Equity compensation plans not approved by shareholders	—	—	—
Total	289,720	11.18	609,000

_____________________________

(1)

Consists of options to purchase (i) 5,762 shares of common stock under the 2002 Stock Option Plan and (ii) 21,458 shares of common stock under the 2003 Stock Option Plan and (iii) 262,500 shares under the 2011 Stock Option Plan.

(2)

The weighted average exercise price reflects the exercise prices ranging from $10.50 to $15.65 per share for options granted under the 2003 Stock Option Plan and ranging from $15.60 to $15.65 per share for options under the 2002 Stock Option Plan and at $8.93-$13.32 per share for options under the 2011 Stock Option Plan.

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2010 through December 31, 2014, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, and (c) the cumulative total return of Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB Bancorp, Inc.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
50
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
BCB Bancorp, Inc.
NASDAQ Composite
SNL Bank

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
BCB Bancorp, Inc.	100.00	114.86	123.75	121.39	180.93	164.43
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank	100.00	112.05	86.78	117.11	160.79	179.74

On May 9, 2012, the Company announced a sixth stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced a stock repurchase plan to repurchase up to 400,000 shares of the Company’s common stock. The Company made no stock purchases for the three months ended December 31, 2014.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.  The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the common stock dividends paid by the Company.

	Selected financial condition data at December 31,
	2014	2013	2012	2011	2010

	(In Thousands)
Total assets	$1,301,900	$1,207,959	$1,171,358	$1,216,908	$1,106,888
Cash and cash equivalents	32,123	29,844	34,147	117,087	121,127
Securities available for sale	9,768	1,104	1,240	1,045	1,098
Securities, held to maturity	-	114,216	164,648	206,965	165,572
Loans receivable, net	1,207,850	1,020,344	922,301	840,763	773,101
Deposits	1,028,556	968,670	940,786	977,623	886,288
Borrowings	137,124	132,124	131,124	129,531	114,124
Stockholders’ equity	102,252	100,060	91,581	100,048	98,974

	Selected operating data for the year ended December 31,
	2014	2013	2012	2011	2010

	(In thousands, except for per share amounts)
Net interest income	$49,888	$46,779	$41,700	$39,582	$26,432
Provision for loan losses	2,800	2,750	4,900	4,100	2,450
Non-interest income (loss)	3,958	3,375	(7,225)	2,448	14,207
Non-interest expense	38,409	31,437	33,889	28,506	22,358
Income tax expense (benefit)	5,047	6,551	(2,252)	3,373	1,505
Net income (loss)	$7,590	$9,416	$(2,062)	$6,051	$14,326
Net income (loss) per share:
Basic	$0.81	$1.06	$(0.23)	$0.64	$2.06
Diluted	$0.81	$1.06	$(0.23)	$0.64	$2.05
Common Dividends declared per share	$0.54	$0.48	$0.48	$0.48	$0.48

	At or for the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Return (loss) on average assets (ratio of net income to average total assets)	0.61%	0.80%	(0.17)%	0.54%	1.62%
Return (loss) on average stockholders’ equity (ratio of net income to average stockholders’
equity)	7.42	10.18	(2.26)	6.14	22.67
Non-interest income (loss) to average assets	0.32	0.29	(0.61)	0.22	1.61
Non-interest expense to average assets	3.09	2.68	2.86	2.52	2.53
Net interest rate spread during the year	3.94	3.89	3.44	3.40	2.81
Net interest margin (net interest income to average interest earning assets)	4.11	4.06	3.60	3.60	3.05
Ratio of average interest-earning assets to average interest-bearing liabilities	119.75	118.32	115.23	116.03	115.05
Cash dividend payout ratio	68.67	45.28	(208.7)	75.00	23.30

Asset Quality Ratios:
Non-performing loans to total loans at end of year	1.60	1.98	2.45	5.61	5.35
Allowance for loan losses to non-performing loans at end of year	82.39	69.74	54.00	21.97	20.13
Allowance for loan losses to total loans at end of year	1.32	1.38	1.32	1.23	1.08

Capital Ratios:
Stockholders’ equity to total assets at end of year	7.85	8.28	7.82	8.22	8.94
Average stockholders’ equity to average total assets	8.22	7.89	7.72	8.73	7.14
Tier 1 capital to average assets (1)	8.33	8.70	8.38	8.66	9.16
Tier 1 capital to risk weighted assets (1)	10.48	12.41	12.79	15.34	14.95

__________

(1) Ratios are for BCB Community Bank only.

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

Financial Condition at December 31, 2014 and 2013

Total assets increased by $93.9 million, or 7.8%, to $1.302 billion at December 31, 2014 from $1.208 billion at December 31, 2013. The increase in total assets resulted primarily from an increase in net loans receivable of $187.5 million, partially offset by a decrease in securities held to maturity of $114.2 million. Management is focusing on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase loans in the secondary market that provide competitive returns but meet our internal underwriting guidelines. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices in 2015.

Total cash and cash equivalents increased by $2.3 million, or 7.6%, to $32.1 million at December 31, 2014 from $29.8 million at December 31, 2013. Investment securities classified as held-to-maturity, which totaled $114.2 million at December 31, 2013, were sold in 2014, except for approximately $9.8 million of such securities which were re-designated to available for sale securities. This decrease in investment securities held-to-maturity resulted primarily from sales of $99.2 million of mortgage-backed securities from the held-to-maturity portfolio and $10.3 million of repayments and prepayments in the mortgage-backed securities portfolio, partially offset by purchases of $3.0 million in investment securities. The cash proceeds received from the sales and normal amortization have been utilized to fund loan originations.

Loans receivable, net increased by $187.5 million, or 18.4%, to $1.208 billion at December 31, 2014 from $1.020 billion at December 31, 2013. The increase resulted primarily from a $187.0 million increase in real estate mortgages comprising  commercial and multi-family, construction and participation loans with other financial institutions along with an increase of $7.0 million in residential real estate loans, partially offset by a $2.5 million decrease in commercial business loans and commercial lines of credit, a $3.1 million decrease in home equity and home equity lines of credit and a $1.8 million increase in the allowance for loan losses. During the third quarter of 2014, the Company sold $10.4 million in a bulk sale of impaired loans in which a loss of $4.0 million was incurred. As of December 31, 2014, the allowance for loan losses was $16.2 million, or 82.4%, of non-performing loans and 1.32% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $60.0 million, or 6.2%, to $1.029 billion at December 31, 2014 from $968.7 million at December 31, 2013. The increase resulted primarily from a $31.8 million increase in certificates of deposit, an increase of $19.6 million in savings and club deposits and a $25.9 million increase in non-interest bearing deposits, partly offset by a decrease of $17.4 million in money market interest bearing deposits. The increase in certificates of deposit primarily was the result of additional CDARS deposits of $51.7 million. Recognizing this shift in the mix of our deposits, the attraction and retention of non-interest bearing commercial deposits, and longer dated maturity deposits remains a focus of our retail deposit gathering philosophy. During 2014, the Federal Open Market Committee (FOMC) has continued its accommodative monetary policy. This extended environment of historically low short term market rates has resulted in continuing parallel low retail deposit account yields, directly decreasing interest expense.

Short-term borrowings increased by $8.0 million, or 44.4%, to $26.0 million at December 31, 2014 from $18.0 million at December 31, 2013. Long-term borrowings increased by $23.0 million, or 20.9%, to $133.0 million at December 31, 2014 from $110.0 million at December 31, 2013. The purpose of the borrowings reflected the use of long term and short term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity increased by $2.2 million, or 2.2%, to $102.3 million at December 31, 2014 from $100.1 million at December 31, 2013. The increase in stockholders’ equity was primarily attributable to net income of $7.6 million, and an increase of $770,000 in preferred stock outstanding partly offset by cash dividends paid during 2014 totaling $4.4 million on outstanding common shares of stock and $800,000 on outstanding shares of preferred stock. The Company accrued a dividend payable for the fourth quarter on the preferred shares for $201,000 which will be paid in the first quarter of 2015. As of December 31, 2014, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.33%, 10.48% and 11.73% respectively.

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities.  Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

The following tables set forth balance sheets, average yields and costs, and certain other information for the years indicated.  All average balances are daily average balances.  The yields set forth below include the effect of deferred fees, discounts and premiums, which are included in interest income.

	At December 31, 2014			Year ended December 31, 2014			Year ended December 31, 2013
	Actual Balance		Actual Yield/ Cost	Average Balance	Interest earned/paid	Average Yield/Cost	Average Balance	Interest earned/paid	Average Yield/Cost

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$1,224,001		4.73%	$1,116,673	$57,858	5.18%	$980,844	$53,521	5.46%
Investment securities(2)	18,598		12.27	73,419	2,282	3.11	140,403	3,786	2.70
Interest-earning deposits	21,914		0.25	24,715	55	0.22	31,989	52	0.16
Total interest-earning assets	1,264,513		4.76%	1,214,807	60,195	4.96%	1,153,236	57,359	4.97%

Interest-earning liabilities:
Total interest-bearing
demand deposits	$155,045		0.21%	$152,205	$318	0.21%	$131,096	$247	0.19%
Money market deposits	49,709		0.38	62,691	189	0.30	64,955	197	0.30
Savings deposits	283,872		0.14	269,151	406	0.15	264,346	363	0.14
Certificates of deposit	412,623		1.04	400,455	4,287	1.07	396,646	4,795	1.21
Borrowings	163,124		3.13	129,984	5,107	3.93	117,658	4,978	4.23
Total interest-bearing liabilities	1,064,373		0.97%	1,014,486	10,307	1.02%	974,701	10,580	1.09%

Net interest income					$49,888			$46,779

Interest rate spread(3)			3.79%			3.94%			3.89%
Net interest margin(4)			3.95%			4.11%			4.06%
Ratio of interest-earning assets to
interest-bearing liabilities	118.80%	%		119.75%			118.32%
___________________________

(1) Excludes allowance for loan losses.

(2) Includes Federal Home Loan Bank of New York stock.

(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Net Interest Income (Continued)

	Year ended December 31, 2012
	(Dollars in Thousands)
	Average Balance	Interest earned/paid	Average Yield/Cost
Interest-earning assets:
Loans receivable (1)	$864,561	$47,756	5.52%
Investment securities(2)	204,417	5,779	2.83
Interest-earning deposits	88,798	112	0.13
Total interest-earning assets	1,157,776	53,647	4.63%

Interest-earning liabilities:
Interest-bearing demand deposits	$119,175	$297	0.25%
Money market deposits	67,825	267	0.39
Savings deposits	260,314	477	0.18
Certificates of deposit	439,757	5,849	1.33
Borrowings	117,651	5,057	4.30
Total interest-bearing liabilities	1,004,722	11,947	1.19

Net interest income		$41,700

Interest rate spread(3)			3.44%
Net interest margin(4)			3.60%
Ratio of interest-earning assets to interest-bearing liabilities	115.23%

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

	Years Ended December 31,
	2014 vs. 2013				2013 vs. 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)

	(In thousands)
Interest income:
Loans receivable	$7,412	$(2,701)	$(374)	$4,337	$6,423	$(580)	$(78)	$5,765
Investment securities	(1,806)	578	(276)	(1,504)	(1,810)	(267)	84	(1,993)
Interest-earning deposits
with other banks	(13)	20	(4)	3	(72)	32	(20)	(60)
Total interest-earning assets	5,593	(2,103)	(654)	2,836	4,541	(815)	(14)	3,712

Interest expense:
Interest-bearing demand accounts	40	27	4	71	30	(72)	(8)	(50)
Money market	(7)	(1)	-	(8)	(11)	(61)	2	(70)
Savings and club	6	37	1	44	7	(119)	(2)	(114)
Certificates of Deposits	46	(548)	(5)	(507)	(573)	(533)	52	(1,054)
Borrowed funds	520	(356)	(37)	127	-	(79)	-	(79)

Total interest-bearing liabilities	605	(841)	(37)	(273)	(547)	(864)	44	(1,367)
Change in net interest income	$4,988	$(1,262)	$(617)	$3,109	$5,088	$49	$(58)	$5,079

Results of Operations for the Years Ended December 31, 2014 and 2013

Net income was $7.6 million for the year ended December 31, 2014, compared with $9.4 million for the year ended December 31, 2013. Net income decreased due to higher non-interest expense, partially offset by increases in net interest income and non-interest income for the year ended December 31, 2014, as compared with the year ended December 31, 2013.

Net interest income increased by $3.1 million, or 6.6%, to $49.9 million for the year ended December 31, 2014 from $46.8 million for the year ended December 31, 2013. The increase in net interest income resulted primarily from an increase in the average balance of interest earning assets of $61.6 million, or 5.3%, to $1.215 billion for the year ended December 31, 2014 from $1.153 billion for year ended December 31, 2013, partly offset by a decrease in the average yield on interest earning assets of one basis point to 4.96% for the year ended December 31, 2014 from 4.97% for the year ended December 31, 2013. The average balance of interest-bearing liabilities increased by $39.8 million, or 4.0%, to $1.014 billion for the year ended December 31, 2014 from $974.7 million for the year ended December 31, 2013, while the average cost of interest bearing liabilities decreased by seven basis points to 1.02% for year ended December 31, 2014 from 1.09% for the year ended December 31, 2013. Net interest margin was 4.11% for the year ended December 31, 2014, and 4.06% for the year ended December 31, 2013.

Interest income on loans receivable increased by $4.3 million, or 8.1%, to $57.9 million for the year ended December 31, 2014 from $53.6 million for the year ended December 31, 2013. The increase was primarily attributable to an increase in the average balance of loans receivable of $135.8 million, or 13.9%, to $1.117 billion for the year ended December 31, 2014 from $980.8 million for the year ended December 31, 2013, partially offset by a decrease in the average yield on loans receivable to 5.18% for the year ended December 31, 2014 from 5.46% for the year ended December 31, 2013. The increase in the average balance of loans receivable was the result of our comprehensive loan growth strategy. The decrease in average yield reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $1.5 million, or 39.7%, to $2.3 million for the year ended December 31, 2014 from $3.8 million for the year ended December 31, 2013. This decrease was primarily due to a decrease in the average balance of securities of $67.0 million or 47.7% to $73.4 million for the year ended December 31, 2014 from $140.4 million for the year ended December 31, 2013, partly offset by an increase in the average yield of securities to 3.11% for the year ended December 31, 2014 from 2.70% for the year ended December 31, 2014. Investment securities classified as held-to-maturity, which totaled $114.2 million at December 31, 2013, were sold in the third quarter of 2014, except for approximately $9.8 million of such securities which were re-designated to available for sale securities.

Interest income on other interest-earning assets increased by $3,000, or 5.8%, to $55,000 for the year ended December 31, 2014 from $52,000 for the year ended December 31, 2013. This increase was primarily due to an increase of the average yield on other interest-earning assets to 0.22% for the year ended December 31, 2014 from 0.16% for the year ended December 31, 2013, partly offset by a decrease of $7.3 million, or 22.7%, in the average balance of other interest-earning assets to $24.7 million for the year ended December 31, 2014 from $32.0 million for the year ended December 31, 2013.. The somewhat static nature of the average yield on other interest-earning assets reflects the current philosophy by the FOMC of keeping short term interest rates at historically low levels for the last several years.

Total interest expense decreased by $273,000, or 2.6%, to $10.3 million for the year ended December 31, 2014 from $10.6 million for the year ended December 31, 2013. The decrease resulted primarily from a decrease in the cost of interest-bearing liabilities of seven basis points to 1.02% for the year ended December 31, 2014 from 1.09% for the year ended December 31, 2013, partly offset by a increase in the average balance of interest bearing liabilities of $39.8 million, or 4.1%, to $1.015 billion for the year ended December 31, 2014 from $974.7 million for the year ended December 31, 2013. The decrease in the average cost of interest bearing liabilities reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $2.80 million and $2.75 million for the years ended December 31, 2014 and 2013, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2014, the Company experienced $1.0 million in net charge-offs (consisting of $1.4 million in charge-offs and $400,000 in recoveries). During the year ended December 31, 2013, the Company experienced $771,000 in net charge-offs (consisting of $971,000 in charge-offs and $200,000 in recoveries). The Company had non-performing loans totaling $19.6 million, or 1.60%, of gross loans at December 31, 2014 and $20.6 million, or 1.98%, of gross loans at December 31, 2013. The decrease in non-performing loans resulted primarily from the sales of approximately $10.4 million in non-performing loans during the third quarter of 2014. The sale resulted in a pre-tax loss of approximately $4.0 million. The primary reason for these transactions was the elimination of carrying and legacy costs associated with these non-interest earning assets. The allowance for loan losses was $16.2 million, or 1.32%, of gross loans at December 31, 2014 as compared to $14.3 million, or 1.38%, of gross loans at December 31, 2013. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2014 and December 31, 2013.

Total non-interest income increased by $583,000, or 17.3% to $4.0 million for the year ended December 31, 2014 compared with $3.4 million for the year ended December 31, 2013, which included a $1.2 million gain on the sale of investment securities available for sale in the year ended December 31, 2014, with no comparable sale in the year ended December 31, 2013, and a $1.9 million increase in gains on the sale of investment securities held to maturity to $2.3 million for the years ended December 31, 2014 from $378,000 for the years ended December 31, 2013. In addition, non-interest income included an increase in gains on sales of loans originated for sale of $650,000 to $2.2 million for the years ended December 31, 2014 from $1.5 million for the years ended December 31, 2013. These increases in non-interest income were largely offset by a $4.0 million loss on the bulk sale of impaired loans in the year ended December 31, 2014, with no comparable sale in the year ended December 31, 2013.

Total non-interest expense increased by $7.0 million, or 22.2%, to $38.4 million for the year ended December 31, 2014 from $31.4 million for the year ended December 31, 2013. Salaries and employee benefits expense increased by $4.4 million, or 28.4%, to $20.1 million for the year ended December 31, 2014 from $15.7 million for the year ended December 31, 2013. This increase in both salaries and employee benefits was mainly attributable to an increase of 78 full-time equivalent employees, or 31.3%, to 327 at December 31, 2014 from 249 at December 31, 2013,  which relates to the addition of business development and loan administration employees, and the openings and anticipated openings of new branch offices in 2014 and 2015, as well as providing health benefits to a greater number of existing employees. Occupancy expense increased by $627,000, or 17.8%, to $4.1 million for the year ended December 31, 2014 from $3.5 million for the year ended December 31, 2013. Equipment expense increased by $420,000, or 8.1%, to $5.6 million for the year ended December 31, 2014 from $5.2 million for the year ended December 31, 2013. The increases in occupancy and equipment expenses also related primarily to the openings and anticipated openings of new branch offices in 2014 and 2015. Advertising expense increased by $450,000, or 77.2%, to $1.0 million for the year ended December 31, 2014 from $583,000 for the year ended December 31, 2013. The increase in advertising was primarily due to our marketing efforts related to the previously mentioned expansion of our geographic footprint. Other non-interest expense increased by $1.0 million, or 42.7% to $3.4 million for the year ended December 31, 2014 from $2.4 million for the year ended December 31, 2013. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision decreased by $1.5 million, or 23.0%, to $5.0 million for the year ended December 31, 2014 from $6.5 million for the year ended December 31, 2013. The decrease in income tax provision was a result of lower taxable income during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The consolidated effective tax rate for the year ended December 31, 2014 was 39.9% compared to 41.0% for the year ended December 31, 2013.

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

At December 31, 2014, the Company had overnight borrowings outstanding with the FHLB of $26.0 million compared to $18.0 million at December 31, 2013. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $163.1 million at December 31, 2014 as compared to $132.1 million at December 31, 2013.

The Company had the ability at December 31, 2014 to obtain additional funding from the FHLB of $95.4 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $268.5 million at December 31, 2014. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments at December 31, 2014.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years

	(In Thousands)
Benefit Plans	$6,109	$634	$1,281	$1,295	$2,899

Borrowed money	159,000	26,000	110,000	-	23,000

Lease obligations	12,989	1,959	3,500	2,212	5,318

Certificates of deposit	412,623	268,506	107,066	37,051	-

Total	$590,721	$297,099	$221,847	$40,558	$31,217

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

Quantitative Analysis.  The following table presents the Company’s net portfolio value (“NPV”).  These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions.  The information set forth below is based on data that included all financial instruments as of December 31, 2014.  Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts.  Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios.  Variable rate loans were scheduled as of their next scheduled interest rate repricing date.  Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months.  The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates.  The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2014.  The following sets forth the Company’s NPV as of December 31, 2014.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$127,142	$(43,273)	(25.39)	10.22%	(233)	bps
+200bp	143,918	(26,497)	(15.55)	11.22	(133)	bps
+100bp	159,463	(10,952)	(6.43)	12.07	(48)	bps
PAR	170,415	-	-	12.55	0	bps
-100bp	198,557	28,142	16.51	14.18	163	bps

_________

bp-basis points

The table above indicates that at December 31, 2014, in the event of a 100 basis point increase in interest rates, we would experience a 6.43% decrease in NPV.

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

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), which was subsequently updated in 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2014 is effective and meets the criteria of the Internal Control – Integrated Framework (1992).

(c)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BCB Bancorp, Inc.

Bayonne, New Jersey

We have audited BCB Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BCB Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows of the Company, and our report dated March 12, 2015 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Baker Tilly Virchow Krause, LLP

Clark, New Jersey

March 12, 2015

(d)	Changes in Internal Controls Over Financial Reporting.

On May 14, 2013, COSO issued an updated version of its Internal Control—Integrated Framework, referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded after December 31, 2014. Our Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 was based on the 1992 COSO Framework. Management will change from the 1992 Framework to the 2013 COSO Framework in 2015 and it is not expected to be significant to our overall control structure over financial reporting.

There were no significant changes made in our internal controls during the fourth quarter of 2014 or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) is incorporated herein by reference in response to the disclosure requirements of Items 401, 405, 406, 407(d)(4) and 407(d)(5) of Regulation S-K.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2015 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2015 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to Baker Tilly Virchow Krause, LLP.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)  Report of Independent Registered Public Accounting Firm

(B)  Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

(C)  Consolidated Statements of Operations for each of the Years in the Three-Year period ended December 31, 2014

(D)  Consolidated Statements of Comprehensive Income (Loss) for each of the Years in the Three-Year period ended December 31, 2014

(E)   Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2014

(F)   Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2014

(G)   Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)    Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc. (1)
3.2	Bylaws of BCB Bancorp, Inc. (2)
3.3	Certificate of Amendment to Restated Certificate of Incorporation (18)
4	Specimen Stock Certificate (3)
10.1	BCB Community Bank 2002 Stock Option Plan (4)
10.2	BCB Community Bank 2003 Stock Option Plan (5)
10.3	Amendment to 2002 and 2003 Stock Option Plans (6)
10.4	2005 Director Deferred Compensation Plan (7)
10.5	Employment Agreement with Donald Mindiak (8)
10.6	Employment Agreement with Thomas M. Coughlin (9)
10.7	Employment Agreement with Kenneth Walter (10)
10.8	Executive Agreement with Donald Mindiak (11)
10.9	Executive Agreement with Thomas M. Coughlin (12)
10.10	Executive Agreement with Kenneth Walter (13)
10.11	Consulting Agreement with Dr. August Pellegrini, Jr. (14)
10.12	Consulting Agreement with James E. Collins (15)
10.13	BCB Bancorp, Inc. 2011 Stock Option Plan (16)
10.14	Employment Agreement with Amer Saleem (19)
10.15	Separation Agreement with Amer Saleem (20)
10.16	Employment Agreement with Joseph Javitz
13	Consolidated Financial Statements
14	Code of Ethics (17)
21	Subsidiaries of the Company (21)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

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

(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.
(18)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2013.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 14, 2013.
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014.
(21)	Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 12, 2015	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Coughlin
Thomas Coughlin	President, Chief Executive Officer and Director	March 12, 2015

/s/ Thomas P. Keating
Thomas P. Keating	Chief Financial Officer	March 12, 2015
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 12, 2015

/s/ Robert Ballance
Robert Ballance	Director	March 12, 2015

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 12, 2015

/s/ Joseph J. Brogan
Joseph J. Brogan	Director	March 12, 2015

/s/ James E. Collins
James E. Collins	Director	March 12, 2015

/s/ Joseph Lyga
Joseph Lyga	Director	March 12, 2015

/s/ Alexander Pasiechnik
Alexander Pasiechnik	Director	March 12, 2015

/s/ August Pellegrini, Jr.
August Pellegrini, Jr.	Director	March 12, 2015

/s/ James Rizzo
James Rizzo	Director	March 12, 2015

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 12, 2015

/s/ Gary S. Stetz
Gary S. Stetz	Director	March 12, 2015

EXHIBIT 13

CONSOLIDATED FINANCIAL STATEMENTS

BCB Bancorp, Inc. and Subsidiaries

Consolidated Financial Report

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BCB Bancorp, Inc.

Bayonne, New Jersey

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCB Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015, expressed an unqualified opinion thereon.

                                                                                                 /s/ Baker Tilly Virchow Krause, LLP

Clark, New Jersey

March 12,  2015

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2014	2013
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$11,202	$10,847
Interest-earning deposits	20,921	18,997
Total cash and cash equivalents	32,123	29,844

Interest-earning time deposits	993	990
Securities available for sale	9,768	1,104
Securities held to maturity, fair value $0 and $115,158, respectively	-	114,216
Loans held for sale	3,325	1,663
Loans receivable, net of allowance for loan losses of $16,151 and
$14,342, respectively	1,207,850	1,020,344
Federal Home Loan Bank of New York stock, at cost	8,830	7,840
Premises and equipment, net	14,295	13,853
Accrued interest receivable	4,454	4,157
Other real estate owned	3,485	2,227
Deferred income taxes	9,703	9,942
Other assets	7,074	1,779
Total Assets	$1,301,900	$1,207,959

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$127,308	$107,613
Interest bearing deposits	901,248	861,057
Total deposits	1,028,556	968,670
Short-term debt	26,000	18,000
Long-term debt	133,000	110,000
Subordinated debentures	4,124	4,124
Other liabilities	7,968	7,105
Total Liabilities	1,199,648	1,107,899

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,343 shares of series A and B 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share)	-	-
Additional paid-in capital preferred stock	13,326	12,556
Common stock; $0.064 par value; 20,000,000 shares authorized, issued 10,924,054 and 10,861,129 at December 31, 2014 and 2013, respectively,
8,393,791 shares and 8,331,750 shares, respectively outstanding	699	694
Additional paid-in capital common stock	92,686	92,064
Retained earnings	25,983	23,710
Accumulated other comprehensive (loss) income	(1,337)	129
Treasury stock, at cost, 2,530,263 and 2,529,379 shares, respectively	(29,105)	(29,093)
Total Stockholders' Equity	102,252	100,060

Total Liabilities and Stockholders' Equity	$1,301,900	$1,207,959

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
	(In Thousands, Except for Per Share Data)
Interest income:
Loans, including fees	$57,858	$53,521	$47,756
Investments, taxable	2,254	3,737	5,730
Investments, non-taxable	28	49	49
Other interest-earning assets	55	52	112
Total interest income	60,195	57,359	53,647

Interest expense:
Deposits:
Demand	507	444	564
Savings and club	406	363	477
Certificates of deposit	4,287	4,795	5,849
	5,200	5,602	6,890
Borrowings	5,107	4,978	5,057
Total interest expense	10,307	10,580	11,947

Net interest income	49,888	46,779	41,700
Provision for loan losses	2,800	2,750	4,900

Net interest income, after provision for loan losses	47,088	44,029	36,800

Non-interest income (loss):
Fees and service charges	2,188	1,822	1,595
Gain on sales of loans and other real estate owned	2,179	1,529	1,220
Gain on sale of loans acquired	-	-	286
Loss on bulk sale of impaired loans held in portfolio	(4,012)	(474)	(10,804)
Gain on sale of securities held to maturity	2,288	378	349
Gain on sale of securities available for sale	1,223	-	-
Other	92	120	129
Total non-interest income (loss)	3,958	3,375	(7,225)

Non-interest expense:
Salaries and employee benefits	20,145	15,691	15,017
Occupancy expense of premises	4,143	3,516	3,558
Equipment	5,627	5,207	4,907
Professional fees	2,121	2,250	2,490
Director fees	727	672	728
Regulatory assessments	1,142	1,096	1,172
Advertising	1,033	583	484
Other real estate owned, net	80	46	1,936
Other	3,391	2,376	3,597
Total non-interest expense	38,409	31,437	33,889

Income (loss) before income tax provision	12,637	15,967	(4,314)
Income tax provision (benefit)	5,047	6,551	(2,252)

Net Income (loss)	$7,590	$9,416	$(2,062)
Preferred stock dividends	800	559	-
Net Income (loss) available to common stockholders	$6,790	$8,857	$(2,062)

Net Income (loss) per common share-basic and diluted
Basic	$0.81	$1.06	$(0.23)
Diluted	$0.81	$1.06	$(0.23)

Weighted average number of common shares outstanding
Basic	8,366	8,397	8,943
Diluted	8,401	8,402	8,943

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)

Net Income (Loss)	$7,590	$9,416	$(2,062)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	286	863	195
Less: reclassification for gains on sale of securities available for sale on
Consolidated Statement of Income	(1,223)	-	-
Tax effect (a)	383	(353)	(80)
Net of tax effect	(554)	510	115

Benefit Plans:
Actuarial (loss) gain	(1,542)	1,443	(107)
Tax effect	630	(589)	44
Net of tax effect	(912)	854	(63)

Other comprehensive (loss) income	(1,466)	1,364	52

Comprehensive income (loss)	$6,124	$10,780	$(2,010)

(a) Income tax provision on Consolidated Statement of Income includes $488,000 in 2014 related to the sale of securities available for sale.

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

	(In Thousands, except per share data)

Balance at January 1, 2012	$—	$692	$91,715	$25,255	$(16,327)	$(1,287)	$100,048

Proceeds from issuance of series A stock,
net of issuance costs of $80	—	—	8,570	—	—	—	8,570
Exercise of stock options (29,661 shares)	—	2	107	—	—	—	109
Stock compensation expense	—	—	24	—	—	—	24
Treasury stock purchases (1,046,726 shares)	—	—	—	—	(10,850)	—	(10,850)
Cash dividends ($0.48 per share) declared	—	—	—	(4,310)	—	—	(4,310)
Net loss	—	—	—	(2,062)	—	—	(2,062)
Other comprehensive income	—	—	—	—	—	52	52

Balance at December 31, 2012	—	694	100,416	18,883	(27,177)	(1,235)	91,581

Proceeds from issuance of series B stock, net of
issuance costs of $24	—	—	3,986	—	—	—	3,986
Exercise of stock options (51,612 shares)	—	—	157	—	—	—	157
Stock-based compensation expense	—	—	61	—	—	—	61
Treasury stock purchases (184,808 shares)	—	—	—	—	(1,916)	—	(1,916)
Dividends payable on Series A and Series B 6%
noncumulative perpetual preferred stock	—	—	—	(559)	—	—	(559)
Cash dividends on common stock ($0.48 per share)
declared	—	—	—	(4,030)	—	—	(4,030)
Net income	—	—	—	9,416	—	—	9,416
Other comprehensive income	—	—	—	—	—	1,364	1,364

Balance at December 31, 2013	$—	$694	$104,620	$23,710	$(29,093)	$129	$100,060

Proceeds from issuance of Series B preferred stock	—	—	770	—	—	—	770
Exercise of stock options (127,539 shares)	—	5	346	—	—	—	351
Stock-based compensation expense	—	—	55	—	—	—	55
Treasury stock purchases (884 shares)	—	—	—	—	(12)	—	(12)
Dividends payable on Series A and Series B 6%
noncumulative perpetual preferred stock	—	—	—	(800)	—	—	(800)
Cash dividends on common stock ($0.12 per share
in February and $0.14 per share in May, August,
and November) declared	—	—	—	(4,412)	—	—	(4,412)
Dividend reinvestment plan	—	—	105	(105)	—	—	—
Stock purchase plan	—	—	116	—	—	—	116
Net income	—	—	—	7,590	—	—	7,590
Other comprehensive income	—	—	—	—	—	(1,466)	(1,466)

Ending balance at December 31, 2014	$—	$699	$106,012	$25,983	$(29,105)	$(1,337)	$102,252

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash flows from Operating Activities :	(In Thousands)
Net income (loss)	$7,590	$9,416	$(2,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	1,512	1,366	1,143
Amortization and accretion, net	(819)	627	1,453
Provision for loan losses	2,800	2,750	4,900
Deferred income tax (benefit)	1,251	(832)	(149)
Loans originated for sale	(25,450)	(22,233)	(30,137)
Proceeds from sale of loans originated for sale	25,507	20,116	32,724
Gain on sales of loans	(2,125)	(1,529)	(1,220)
(Gain) loss on sales of other real estate owned	(54)	(106)	681
Fair value adjustment of other real estate owned	-	(110)	-
Loss on donated other real estate owned property	-	-	128
Write down of other real estate owned	-	-	965
Gain on sales of securities held to maturity	(2,288)	(378)	(349)
Gain on sales of securities available for sale	(1,223)	-	-
Gain on sales of SBA loans acquired	-	-	(286)
Loss on bulk sale of impaired loans held in portfolio	4,012	474	10,804
Stock compensation expense	55	61	24
(Increase) decrease in accrued interest receivable	(297)	(94)	934
(Increase) decrease in other assets	(5,296)	5,999	(5,167)
Increase (decrease) in accrued interest payable	47	(21)	(24)
(Decrease) increase in other liabilities	(726)	532	(1,922)
Net Cash Provided by Operating Activities	4,496	16,038	12,440

Cash flows from Investing Activities:
Proceeds from repayments, calls, and maturities on securities held to maturity	10,272	44,957	67,489
Proceeds from calls on securities available for sale	93	1,000	-
Purchases of securities held to maturity	(3,034)	(5,059)	(57,331)
Purchase of interest-earning time deposits	-	-	-
Proceeds from sales of securities held to maturity	99,198	9,493	30,584
Proceeds from sales of securities available for sale	1,320	-	-
Proceeds from sales of SBA loans acquired	-	-	10,836
Proceeds from sales of other real estate owned	907	3,658	4,223
Proceeds from bulk sale of impaired loans held in portfolio	10,355	-	15,093
Proceeds from sales of participation interests in loans	-	24,224	-
Participation loans held in portfolio	-	(24,224)	-
Purchases of loans	(8,068)	(22,620)	(31,064)
Net increase in loans receivable	(197,421)	(76,634)	(91,105)
Improvements to other real estate owned	-	(35)	(59)
Additions to premises and equipment	(1,748)	(1,651)	(1,135)
Purchase of Federal Home Loan Bank of New York stock	(990)	(142)	(200)

Net Cash Used In Investing Activities	(89,116)	(47,033)	(52,669)

Cash flows from Financing Activities:
Net increase (decrease) in deposits	59,886	27,884	(36,837)
Proceeds from long-term debt	23,000	-	-
Repayment of long-term debt	-	-	(15,407)
Net change in short term debt	8,000	1,000	17,000
Purchase of treasury stock	(12)	(1,916)	(10,850)
Cash dividends paid on common stock	(4,412)	(4,030)	(4,310)
Cash dividends paid on preferred stock	(800)	(389)	-
Net proceeds from issuance of common stock	467	157	109
Net proceeds from issuance of preferred stock	770	3,986	8,570

Net Cash Provided By (Used In) Financing Activities	86,899	26,692	(41,725)

Net Increase (Decrease) in Cash and Cash Equivalents	2,279	(4,303)	(81,954)
		-
Cash and Cash Equivalents-Beginning	29,844	34,147	116,101
Cash and Cash Equivalents-Ending	$32,123	$29,844	$34,147

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$7,416	$857	$3,979
Interest	$10,261	$10,601	$11,971

Non-cash items:
Transfer of loans to other real estate owned	$2,372	$3,010	$4,463
Loans to facilitate sales of other real estate owned	$-	$650	$1,821
Reclassification of loans originated for sale to held to maturity	$460	$3,585	$2,887

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization and Stock Offerings

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the Nasdaq Global Market and trades under the symbol “BCBP.”

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

On October 31, 2013, the Company closed a private placement of Series B Noncumulative Perpetual Preferred Stock, resulting in the issuance of 478 shares of Series B 6% Non-Cumulative Perpetual Preferred Shares for gross proceeds of $4.78 million through December 31, 2014. The costs associated with the private placement were approximately $24,000. The shares issued are callable by the Company after October 31, 2016, at $10,000 per share (liquidation preference value). There is no ability to convert the preferred shares to common shares. Dividends on the preferred shares, if and when declared, will be paid quarterly in arrears.

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

On November 20, 2007, the Company announced a stock repurchase plan which provided for the repurchase of 5% or 234,002 shares of the Company’s common stock. This plan was completed during 2010.  On July 14, 2010, the Company announced a stock repurchase plan to repurchase 5% or 479,965 shares of the Company’s common stock. This plan was completed during 2010. On December 20, 2010, the Company entered into an agreement with a broker to administer a Rule 10b5-1 trading plan on behalf of the Company. The Rule 10b5-1 trading plan will permit the broker to purchase up to 450,000 shares of Company common stock at designated prices during periods when the Company would otherwise be unable to purchase its common stock. The Board authorized the Rule 10b5-1 trading plan on December 16, 2010. On December 14, 2011, the Company announced a stock repurchase plan to repurchase 5% or 462,225 shares of the Company’s common stock. This plan was completed during 2012. On May 9, 2012, the Company announced a stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. This plan was completed during 2012.  On June 28, 2012, the Company announced a stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced a stock repurchase plan to repurchase up to 400,000 shares of the Company’s common stock. During 2014, 2013 and 2012, a total of 884, 184,808,  and 1,046,726 shares of the Company’s common stock was repurchased under these plans at a cost of approximately $12,000, $1.9 million and $10.9 million or $13.57,  $10.37 and $10.37 per share, respectively.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”).  The Bank is a New Jersey commercial bank which, as of December 31, 2014, operated at thirteen locations in Bayonne, Colonia, Fairfield, Hoboken, Jersey City, Monroe Township, South Orange, and Woodbridge New Jersey, and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans.  BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. Pamrapo Service Corporation was organized in 1975 under New Jersey law to engage in the purchase and sale of real estate. In the 1990’s, the Service Corporation was engaged in the business of selling non-financial products, (annuities, mutual funds and stocks) to the public. The Pamrapo Service Corporation has been inactive since May 2010.  BCB New York Management, Inc. (the “New York Management Company”) was organized in October 2012 under New York law as a New York investment company primarily to hold various loan products, investment and mortgage-backed securities. BCB New York Management, Inc. was inactive in 2012.

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

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2014 and the date these consolidated financial statements were issued.

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

No impairment charges were recorded related to the FHLB of New York stock during 2014, 2013, or 2012.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2014, the Bank owned seven properties totaling $3,485,000. At December 31, 2013, the Bank owned seven properties totaling $2,227,000.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. The Company did not recognize any interest and penalties for the years ended December 31, 2014,  2013 and 2012. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2013, 2012, and 2011. The tax years subject to examination by the State taxing authority are the years ended December 31, 2013, 2012, 2011, and 2010.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income (loss) per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.  Dilution is not applicable in periods of net loss.  For the years ended December 31, 2014, 2013 and 2012, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income (loss) were necessary in calculating basic and diluted net income (loss) per share. For the years ended December 31, 2014, 2013 and 2012, the weighted average number of outstanding options considered to be anti-dilutive was 126,219, 213,482, and 0, respectively.

Stock-Based Compensation Plans

The Company, under plans approved by its stockholders in 2011, 2003 and 2002, has granted stock options to employees and outside directors.  See note 13 for additional information as to option grants. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to all options granted are estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility using this options expected term. The Company used the mid-point of the original vesting period and original option life to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these option awards, which have graded vesting, on a straight-line basis over the requisite service period of these awards.

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

Reclassification

Certain amounts as of and for the years ended December 31, 2013 and 2012 have been reclassified to conform to the current year’s presentation. These changes had  no effect on the Company’s results of operations or financial position.

Recent Accounting Pronouncements

Accounting Standards Update 2014-14: Receivables – Troubled Debt Restructurings by Creditors (Topic 310-40) – Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

This ASU was issued as a result of the diversity in practice related to how creditors classify government-guaranteed mortgage loans upon foreclosure. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure when the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The amendments in this ASU should be adopted on either a prospective transition method or a modified retrospective transition method. However, a reporting entity must apply the same method of transition as elected under ASU 2014-04.  Early adoption, including adoption in an interim period, is permitted if the reporting entity has adopted ASU 2014-04. The Company is currently evaluating the impact of this update.

Accounting Standards Update 2014-09: Revenue from Contracts with Customers (Topic 606)

ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public business entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.

For all other entities (nonpublic business entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as of the following:

•	An annual reporting period beginning after December 15, 2016, including interim periods within that reporting period (public business entity effective date);
•	An annual reporting period beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017; or
•	An annual reporting period beginning after December 15, 2017, including interim periods within that reporting period.

An entity should apply the amendments in this ASU using one of the following two methods:

Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:

•	For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period.
•

For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods.

•

For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method it also should provide the additional disclosures in reporting periods that include the date of initial application of:

•	The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.
•	An explanation of the reasons for significant changes.
•

Accounting Standards Update 2014-04:  Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

•

The objective of this ASU is to reduce the diversity in practice of when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan and when the related loan receivable should be derecognized and the real estate owned recognized.

•

This amendment clarifies that an in substance repossession or foreclosure occurs when either a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Upon completion of either of these two events the creditor is considered to have received physical possession of residential real estate property and therefore should derecognize the loan receivable and recognize the real estate owned.

•	12

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

•

Additionally, this amendment requires interim and annual disclosure of both a) the amount of foreclosed residential real estate property held by the creditor and b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

•

The provisions of this ASU are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. For entities other than public business entities, this ASU is effective for annual periods beginning after December 5, 2014, and interim periods within annual periods beginning after December 15, 2015. This ASU can be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The Company is currently evaluating the impact of this update.

Proposed Accounting Standards Update (Exposure Draft):  Financial Instruments (Topic 825-15) - Credit Losses

The Board is currently in the process of redeliberating significant issues raised through feedback received from comment letters and outreach activities. FASB expects to issue this proposed accounting standards update in late 2015. An effective date has yet to be discussed.

Impairment model - The Board will continue to refine the Current Expected Credit Loss (CECL) model in the December 2012 proposed Update.

Measurement of expected credit losses - The guidance in the proposed Update regarding an entity’s estimate of expected credit losses will be clarified as follows:

1. An entity should revert to a historical average loss experience for the future periods beyond which the entity is able to make or obtain reasonable and supportable forecasts.
2. An entity should consider all contractual cash flows over the life of the related financial assets.
3. When determining the contractual cash flows and the life of the related financial assets:
a.	An entity should consider expected prepayments
b.	An entity should not consider expected extensions, renewals, and modifications unless the entity reasonably expects that it will execute a troubled debt restructuring with a borrower.

4.  An entity’s estimate of expected credit losses should always reflect the risk of loss, even when that risk is remote. However, an entity would not be required to recognize a loss on a financial asset in which the risk of nonpayment is greater than zero yet the amount of loss would be zero.

5.  In addition to using a discounted cash flow model to estimate expected credit losses, an entity would not be prohibited from developing an estimate of credit losses using loss-rate methods, probability-of-default methods, or a provision matrix using loss factors.

6.  The final guidance on expected credit losses will include implementation guidance describing the factors that an entity should consider to adjust historical loss experience for current conditions and reasonable and supportable forecasts.

Accounting for purchased credit impaired (PCI) financial assets - An entity would be required to allocate to each individual financial asset the non-credit-related discount or premium resulting from acquiring a pool of PCI financial assets.

Accounting for troubled debt restructurings (TDRs) - The guidance in the proposed Update regarding the cost basis adjustment for troubled debt restructurings will be clarified to require an entity to increase the cost basis of the restructured financial asset through a corresponding increase in the entity’s allowance for expected credit losses in certain TDRs.

An entity may consider prepayment expectations and prospectively reflect an adjusted yield if prepayment speeds are different than expected. (This decision is contingent on the Board’s review of staff prepared examples illustrating this approach.)

Nonaccrual of interest income - The Board decided that the final Accounting Standards Update issued for this project will not provide guidance on when an entity ceases to accrue interest income. However, the Board decided to consider adding as pre-agenda research whether U.S. GAAP should provide nonaccrual guidance. The Company is currently evaluating the impact of this update.

Proposed Accounting Standards Update (Exposure Draft):  Leases (Topic 842) - A Revision of the 2010 Proposed FASB Accounting Standards Update, Leases (Topic 840)

The FASB decided on a dual approach for lessee accounting in which a lessee will determine lease classification in accordance with the principle in existing lease requirements.  Lessees would account for most existing capital or financing type leases as Type A leases and most existing operating leases as Type B leases.  Both Type A and Type B leases result in the lessee recognizing a right-of-use asset and a lease liability.  Type A leases will recognize amortization of the right-of-use asset separately from interest expense on the lease liability while Type B leases will recognize a single total lease expense in the income statement. The IASB decided on a single approach for lessee accounting under which the lessee would account for all leases as Type A leases. The FASB and IASB are currently deliberating the disclosure requirements under this amendment. An effective date has yet to be discussed.

Office of Comptroller of the Currency - Interim Final Rule on Basel III Conforming Amendments

On March 7, 2014, the Office of the Comptroller of the Currency (OCC) issued an Interim Final Rule on Basel III Conforming Amendments. In summary, the OCC has issued an interim final rule with request for comments (final rule) that makes technical and conforming amendments to its regulations governing national banks and federal savings associations. The final rule, which is effective March 31, 2014, amends various regulations in order to make those regulations consistent with the recently adopted Basel III Capital Framework. The Basel III final rule revised the OCC's regulatory capital rules, adding a new common equity tier 1 requirement, revising the definitions of tier 1 and tier 2 capital, and integrating federal savings associations into 12 CFR part 3 and 12 CFR part 6 (Prompt Corrective Action). The final rule makes technical, clarifying, and conforming amendments to the OCC's rules, by providing cross-references to new capital rules, where necessary, and deleting obsolete references. The final rule also makes changes to subordinated debt rules to clarify the requirements subordinated debt must meet and the procedures required to issue and redeem subordinated debt.

The Licensing Activities Division of the Office of the Chief Counsel is currently updating related sections of the Licensing Manuals, appendixes, and forms to reflect the Basel III final rule requirements.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

A summary of technical and conforming amendments and subordinated debt rules include:

Technical and conforming amendments:

Historically, regulatory capital requirements have served as a measure for numerous statutory and regulatory limits used as supervisory tools for safety and soundness purposes, including lending limits and investment securities. The final rule amends the OCC's rules to replace cross-references to the current regulatory capital rules with cross-references to the Basel III final rule, where appropriate.

The Basel III Capital Framework provides different mandatory compliance dates for advanced approaches national banks and federal savings associations and non-advanced approaches national banks and federal savings associations.1 Advanced approaches institutions must comply with the Basel III Capital Framework beginning on January 1, 2014, while non-advanced approaches institutions must comply with the framework beginning on January 1, 2015. In order to accommodate these different compliance dates, the OCC has retained the existing regulatory capital rules for calendar year 2014 for non-advanced approaches national banks and federal savings associations. The amendments in the final rule reflect this difference, and cross-references to the pre-Basel III regulatory capital rules will be retained until January 1, 2015.

The Basel III Capital Framework integrated federal savings associations into 12 CFR part 6, "Prompt Corrective Action." This final rule replaces cross-references in various rules to 12 CFR part 165, the Prompt Corrective Action rule formerly applicable to federal savings associations, with cross-references to 12 CFR part 6, which applies to both national banks and federal savings associations effective January 1, 2014.

Subordinated debt rules:

The final rule clarifies and revises the OCC's rules governing subordinated debt issued by national banks to make those rules consistent with the Basel III Capital Framework. Unlike the current regulatory capital rules, the Basel III Capital Framework does not identify specific types of instruments that are included in regulatory capital. Instead, the Basel III Capital Framework lists criteria that an instrument must satisfy to be included in regulatory capital. In order to accommodate the different compliance dates for advanced approaches institutions and non-advanced approaches institutions, the final rule retains the current provisions of 12 CFR 5.47 but adds new paragraphs (j) through (p) and provides that those new paragraphs will be applicable to an advanced approaches bank beginning March 31, 2014.

The final rule clarifies for national banks what requirements apply to subordinated debt that is not included in tier 2 capital. Because the OCC believes it is important to apply certain basic requirements to all subordinated debt, regardless of whether it is included in regulatory capital, the final rule clarifies the list of requirements applicable to all subordinated debt issued by national banks.

The final rule largely maintains the current procedural requirements in 12 CFR 5.47 that an institution must follow in order to issue or prepay subordinated debt. The Basel III Capital Framework requires prior OCC approval for the exercise of a call option, redemption prior to the maturity, and repurchase of subordinated debt. Under the current subordinated debt rules applicable to national banks, a bank that is not an eligible bank is required to obtain prior OCC approval for the issuance and prepayment of all subordinated debt, and an eligible bank generally is not required to obtain such approval. The final rule attempts to reconcile these varying approval requirements while continuing some exceptions for eligible banks.

The final rule does not integrate the subordinated debt rules for national banks and federal savings associations but rather maintains separate rules for both national banks and federal savings associations. The final rule makes structural changes to the subordinated debt rule applicable to federal savings associations, 12 CFR 163.81, that mirror the structural changes to the national bank rules for subordinated debt in 12 CFR 5.47. For a non-advanced approaches federal savings association prior to January 1, 2015, the final rule retains the current rule with no substantive changes. The final rule provides that an advanced approaches federal savings association would be required to comply with new requirements beginning March 31, 2014. The Company is currently evaluating the impact of this update.

Note 3 - Related Party Transactions

The Bank leases a property from New  Bay LLC (“New Bay”), a limited liability company 100% owned by a majority of the Directors of the Bank.  In conjunction with the lease, New Bay substantially removed the pre-existing structure on the site and constructed a new building suitable to the Bank for its banking operations.  Under the terms of the lease, the cost of this project was reimbursed to New Bay by the Bank. The amount reimbursed, which occurred during the year 2000, was $943,000, and is included in property and equipment under the caption “Building and improvements” (see Note 7).

On May 1, 2006, the Bank renegotiated the lease to a twenty-five year term.  The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the consolidated statements of operations for 2014, 2013, and 2012, within occupancy expense of premises. The rent is to be adjusted every five years thereafter at the fair market rental value at the end of each preceding five year period. The Bank expects to pay New Bay $165,000 for the year 2015.

On February 8, 2012, the Bank entered into a two year lease, which has been extended, for a warehouse with a Director of the Bank.  The purpose of the lease is to store documents, consumable supplies, equipment, and furniture not currently in use by the Bank.  The Bank paid $20,400 in the year 2014, which is reflected in the 2014 Consolidated Statement of Operations within occupancy expense of premises. The Bank expects to pay $20,400 for the year 2015.

The Bank leases a property in Woodbridge, New Jersey from ACB Development LLC, a portion of which is owned by two Directors. Payments under the lease currently total $14,629 per month. The Bank paid $178,190, $165,106, and $0 in rent in the years 2014, 2013 and 2012, which is reflected in the 2014 Consolidated Statement of Operations within occupancy expense of premises. The Bank expects to pay $180,000 for the year 2015.

On March 6, 2014, the Bank entered into a ten year lease of property in Rutherford, New Jersey from 190 Park Avenue LLC, which is owned by two Directors.  The rent is $2,779 per month and lease payments of $25,012 were made in 2014, which is reflected in the 2014 Consolidated Statement of Operations within occupancy expense of premises. The Bank expects to pay $33,250 for the year 2015.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4- Securities Available for Sale

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities available for sale as December 31, 2014. There were no mortgage backed securities available for sale at December 31, 2013.

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,485	$32	$60	$3,457
Due after ten years	6,213	140	42	6,311
	$9,698	$172	$102	$9,768

The following tables present the cost and gross unrealized gains and losses on securities available for sale as of December 31, 2013:

December 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

Equity Securities-Financial Institutions	$97	$1,007	$-	$1,104

 (1) All residential mortgage-backed securities are issued by government-sponsored enterprises.

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
December 31, 2014
Residential mortgage-backed securities	$1,435	$5	$2,750	$97	$4,185	$102
	$1,435	$5	$2,750	$97	$4,185	$102

December 31, 2013
Residential mortgage-backed securities	$-	$-	$-	$-	$-	$-
Equity Securities	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Securities Held to Maturity

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities held to maturity as of December 31, 2013. There were no securities held to maturity at December 31, 2014.

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

In 2013, management decided to sell certain mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). While these securities were classified as held to maturity, with the intent to hold to maturity, ASC 320 (formerly FAS 115) allows sales of securities so designated, provided that a substantial portion (at least 85%) of the principal balance purchased has been amortized prior to the sale. Sales of securities that had been classified as held to maturity, and do not meet any of the safe harbor exemptions under ASC 320, would then require that all remaining securities be transferred to the available for sale category and the Company would be prohibited from using the held to maturity classification for at least a two-year period. In July 2014, the Company transferred all of its remaining held-to-maturity investments to the available-for-sale category. Management determined that it no longer had the positive intent to hold its investment in securities classified as held-to-maturity, and in July 2014 sold $96.9 million of these securities. In 2014, proceeds from sales of securities previously classified as held to maturity totaled approximately $99.2 million, and resulted in gross gains of approximately $2.8 million, and gross losses of approximately $500,000. Sales of held to maturity securities that met the 85% threshold totaled approximately $537,000, and resulted in gross gains of approximately $40,000, and gross losses of approximately $1,000 in 2014.

During 2013, proceeds from sales of securities held to maturity meeting the 85% threshold totaled approximately $9.5 million, and resulted in gross gains of approximately $401,000, and gross losses of approximately $23,000. There were no sales of held to maturity securities that did not meet the 85% threshold.

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

There were no securities held to maturity at December 31, 2014.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at December 31, 2014 and December 31, 2013 by segment and class:

	December 31, 2014	December 31, 2013
	(In Thousands)
Originated loans:
Residential one-to-four family	$124,642	$97,581
Commercial and multi-family	732,791	549,918
Construction	73,497	37,307
Commercial business(1)	54,244	52,659
Home equity(2)	30,175	28,660
Consumer	2,178	533

Sub-total	1,017,527	766,658

Acquired loans recorded at fair value:
Residential one-to-four family	81,051	100,612
Commercial and multi-family	95,191	126,123
Construction	-	200
Commercial business(1)	6,381	10,478
Home equity(2)	22,698	27,313
Consumer	652	919

Sub-total	205,973	265,645

Acquired loans with deteriorated credit:
Residential one-to-four family	1,595	2,141
Commercial and multi-family	1,130	2,081
Construction	-	-
Commercial business(1)	369	371
Home equity(2)	82	90
Consumer	-	-

Sub-total	3,176	4,683

Total Loans	1,226,676	1,036,986

Less:
Deferred loan fees, net	(2,675)	(2,300)
Allowance for loan losses	(16,151)	(14,342)

	(18,826)	(16,642)

Total Loans, net	$1,207,850	$1,020,344

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

At December 31, 2014 and 2013, loans serviced by the Bank for the benefit of others, which consist of participation interests in loans originated by the Bank, totaled approximately $37.0 million and $16.7 million, respectively.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	December 31,	December 31,
	2014	2013

Unpaid principal balance	$216,741	$274,205
Recorded investment	209,150	270,328

The following table presents changes in the accretable discount on loans acquired for the years ended December 31, 2014 and 2013. (In Thousands):

	Years Ended December 31,
	2014	2013

Balance, Beginning of Period	$102,454	$136,209
Accretion	(32,449)	(33,976)
Net Reclassification from Non-Accretable Difference	517	221
Balance, End of Period	$70,522	$102,454

The following table presents changes in the non-accretable yield on loans acquired for the years ended December 31, 2014 and 2013. (In Thousands):

	Years Ended December 31,
	2014	2013

Balance, Beginning of Period	$4,413	$4,835
Loans Sold	(123)	-
Amounts not recognized due to chargeoffs on
transfers to other real estate	-	(201)
Net Reclassification to Accretable Difference	(517)	(221)
Balance, End of Period	$3,773	$4,413

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

	Years Ended December 31,
	2014	2013

	(In Thousands)

Balance – beginning	$10,517	$8,055
Loans originated	2,054	5,893
Changes in related party status	-	223
Collections of principal	(1,141)	(3,654)

Balance - ending	$11,430	$10,517

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

The Company consistently applies the following comprehensive methodology.  During the quarterly review of the allowance for loan losses, the Company considers a variety of qualitative factors that include:

•	General economic conditions.
•	Trends in charge-offs.
•	Trends and levels of delinquent loans.
•	Trends and levels of non-performing loans, including loans over 90 days delinquent.
•	Trends in volume and terms of loans.
•	Levels of allowance for specific classified loans.
•	Credit concentrations.

The methodology includes the segregation of the loan portfolio into two divisions.  Loans that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance of performing loans is evaluated based on historical loan experience, including consideration of peer loss analysis, with an adjustment for qualitative factors referred to above. Impaired loans are loans which are more than 90 days delinquent or troubled debt restructured.  These loans are individually evaluated for loan loss either by current appraisal, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly.

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

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of December 31, 2014,  we had $28.7 million in assets classified as substandard, of which $28.7 million were classified as impaired and $20.5 million in assets classified as special mention, of which $13.0 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2014 and recorded investment in loans receivable at December 31, 2014. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans	$1,729	$7,419	$700	$1,295	$363	$3	$83		$11,592
Acquired loans recorded at fair value	832	1,744	1	44	129	-	-		2,750
Acquired loans with deteriorated credit	-	-	-	-	-	-	-		-
Beginning Balance, December 31, 2013	2,561	9,163	701	1,339	492	3	83		14,342

Charge-offs:
Originated Loans	-	388	-	208	27	-	-	-	623
Acquired loans recorded at fair value	28	755	-	-	29	2	-	-	814
Acquired loans with deteriorated credit	-	-	-	-	-	-	-	-	-
Sub-total	28	1,143	-	208	56	2	-		1,437

Recoveries:
Originated Loans	-	125	-	174	-	-	-		299
Acquired loans recorded at fair value	-	73	65	-	6	3	-		147
Acquired loans with deteriorated credit	-	-	-	-	-	-	-		-
Sub-total	-	198	65	174	6	3	-		446

Provisions:
Originated Loans	635	2,872	380	(385)	(3)	446	38		3,983
Acquired loans recorded at fair value	(387)	(960)	(66)	(44)	(48)	(1)	-		(1,506)
Acquired loans with deteriorated credit	64	23	-	233	3	-	-		323
Sub-total	312	1,935	314	(196)	(48)	445	38		2,800

Totals:
Originated Loans	2,364	10,028	1,080	876	333	449	121		15,251
Acquired loans recorded at fair value	417	102	-	-	58	-	-		577
Acquired loans with deteriorated credit	64	23	-	233	3	-	-		323
Ending Balance, December 31, 2014	$2,845	$10,153	$1,080	$1,109	$394	$449	$121		$16,151

Loans Receivables:

Ending Balance Originated Loans	124,642	732,791	73,497	54,244	30,175	2,178	-		1,017,527
Ending Balance Acquired Loans	81,051	95,191	-	6,381	22,698	652	-		205,973
Ending Balance Acquired loans with deteriorated credit	1,595	1,130	-	369	82	-	-		3,176
Total Gross Loans	$207,288	$829,112	$73,497	$60,994	$52,955	$2,830	-		$1,226,676

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	12,044	9,522	-	4,935	1,086	1,851	-		29,438
Ending Balance Acquired Loans	9,783	6,377	-	-	1,164	-	-		17,324
Ending Balance Acquired loans with deteriorated credit	1,595	877	-	369	82	-	-		2,923
Ending Balance Loans individually evaluated
for impairment	$23,422	$16,776	$-	$5,304	$2,332	$1,851	$-		$49,685

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans	112,598	723,269	73,497	49,309	29,089	327	-		988,089
Ending Balance Acquired Loans	71,268	88,814	-	6,381	21,534	652	-		188,649
Ending Balance Acquired loans with deteriorated credit	-	253	-	-	-	-	-		253
Ending Balance Loans collectively evaluated
for impairment	$183,866	$812,336	$73,497	$55,690	$50,623	$979	$-		$1,176,991

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

			Commercial &		Commercial	Home
	Residential		Multi-family	Construction	Business (1)	equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans	$1,143		$7,088	$866	$576		$284		$41		$32		$10,030
Acquired loans recorded at fair value	719		963	93	244		191		18		-		2,228
Acquired loans with deteriorated credit	105		-	-	-		-		-		-		105
Beginning Balance, December 31, 2012	1,967		8,051	959	820		475		59		32		12,363

Charge-offs:
Originated Loans	6	-	27	-	233	-	1	-	-	-	-	-	267
Acquired loans recorded at fair value	23	-	89	132	141	-	301	-	-	-	-	-	686
Acquired loans with deteriorated credit	11	-	7	-	-	-	-	-	-	-	-	-	18
Sub-total	40		123	132	374		302		-		-		971

Recoveries:
Originated Loans	42		-	3	-		6		-		-		51
Acquired loans recorded at fair value	-		95	-	31		-		-		-		126
Acquired loans with deteriorated credit	4		1	-	16		2		-		-		23
Sub-total	46		96	3	47		8		-		-		200

Provisions:
Originated Loans	550		358	(169)	952		74		(38)		51		1,778
Acquired loans recorded at fair value	136		775	40	(90)		239		(18)		-		1,082
Acquired loans with deteriorated credit	(98)		6	-	(16)		(2)		-		-		(110)
Sub-total	588		1,139	(129)	846		311		(56)		51		2,750

Totals:
Originated Loans	1,729		7,419	700	1,295		363		3		83		11,592
Acquired loans recorded at fair value	832		1,744	1	44		129		-		-		2,750
Acquired loans with deteriorated credit	-		-	-	-		-		-		-		-
Ending Balance, December 31, 2013	$2,561		$9,163	$701	$1,339		$492		$3		$83		$14,342

Loans Receivables:

Ending Balance Originated Loans	97,581		549,918	37,307	52,659		28,660		533		-		766,658
Ending Balance Acquired Loans	100,612		126,123	200	10,478		27,313		919		-		265,645
Ending Balance Acquired loans with deteriorated credit	2,141		2,081	-	371		90		-		-		4,683
Total Gross Loans	$200,334		$678,122	$37,507	$63,508		$56,063		$1,452		$-		$1,036,986

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	1,840		8,638	-	3,870		833		-		-		15,181
Ending Balance Acquired Loans	9,930		13,434	-	-		1,460		5		-		24,829
Ending Balance Acquired loans with deteriorated credit	2,141		1,815	-	371		90		-		-		4,417
Ending Balance Loans individually evaluated
for impairment	$13,911		$23,887	$-	$4,241		$2,383		$5		$-		$44,427

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans	95,741		541,280	37,307	48,789		27,827		533		-		751,477
Ending Balance Acquired Loans	90,682		112,689	200	10,478		25,853		914		-		240,816
Ending Balance Acquired loans with deteriorated credit	-		266	-	-		-		-		-		266
Ending Balance Loans collectively evaluated
for impairment	$186,423		$654,235	$37,507	$59,267		$53,680		$1,447		$-		$992,559
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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, at December 31, 2014 and 2013, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.  As of December 31, 2014 and 2013, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of December 31, 2014	As of December 31, 2013
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$2,893	$144
Commercial and multi-family	8,386	5,158
Construction	-	521
Commercial business(1)	258	2,279
Home equity(2)	334	309
Consumer	-	-

Sub-total:	$11,871	$8,411

Acquired loans recorded at fair value:
Residential one-to-four family	$4,786	$4,685
Commercial and multi-family	1,969	6,575
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	527	757
Consumer	-	-

Sub-total:	$7,282	$12,017

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	369	-
Home equity(2)	82	137
Consumer	-	-

Sub-total:	$451	$137

Total	$19,604	$20,565

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2014, 2013 and 2012 would have been approximately $1.06 million, $1.36 million and $1.06 million, respectively. Interest income recognized on such loans was approximately $784,000, $769,000 and $649,000 respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2014 and 2013, there were no loans which were more than ninety days past due and still accruing interest.

During 2014, the Bank sold approximately $14.4 million of non-performing loans for the purposes of eliminating future carrying costs associated with these non-interest earning assets and improving the overall quality of the loan portfolio. The sale of this sub-set of the non-performing loan portfolio for approximately $10.4 million in cash proceeds resulted in a pre-tax loss of approximately $4.0 million. The loans sold consisted of $12.1 million of commercial and multi-family real estate loans and $2.3 million of commercial business loans.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class for the years ended December 31, 2014 and December 31, 2013. (In Thousands):

	As of December 31, 2014			As of December 31, 2013
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$2,809	$2,825	$-	$417	$444	$-
Commercial and multi-family	7,202	7,639	-	3,388	3,394	-
Construction	-	-	-	-	-	-
Commercial business(1)	3,336	3,336	-	2,766	2,776	-
Home equity(2)	537	550	-	402	402	-
Consumer	-	-	-	-	-	-

Sub-total:	$13,884	$14,350	$-	$6,973	$7,016	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$4,696	$4,849	$-	$4,463	$4,489	$-
Commercial and Multi-family	5,002	5,060	-	3,064	3,098	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	612	626	-	835	922	-
Consumer	-	-	-	5	5	-

Sub-total:	$10,310	$10,535	$-	$8,367	$8,514	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,505	$2,133	$-	$2,141	$2,879	$-
Commercial and Multi-family	877	1,034	-	1,815	2,312	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	274	-	371	652	-
Home equity(2)	82	137	-	90	138	-
Consumer	-	-	-	-	-	-

Sub-total:	$2,464	$3,578	$-	$4,417	$5,981	$-

Total Impaired Loans
with no related allowance recorded:	$26,658	$28,463	$-	$19,757	$21,511	$-

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class for the years ended December 31, 2014 and December 31, 2013. (In Thousands):

	As of December 31, 2014				As of December 31, 2013
	Recorded	Unpaid Principal	Related		Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance		Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$9,235	$9,247	$720		$1,423	$1,423	$159
Commercial and Multi-family	2,320	2,364	933		5,250	5,328	298
Construction	-	-	-		-	-	-
Commercial business(1)	1,599	1,722	79		1,104	1,104	498
Home equity(2)	549	550	5		431	431	6
Consumer	1,851	1,851	446		-	-	-

Sub-total:	$15,554	$15,734	$2,183		$8,208	$8,286	$961

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$5,087	$5,130	$254		$5,467	$5,477	$331
Commercial and Multi-family	1,375	1,408	154		10,370	10,418	1,276
Construction	-	-	-		-	-	-
Commercial business(1)	-	-	-		-	-	-
Home equity(2)	552	561	49		625	625	64
Consumer	-	-	-		-	-	-

Sub-total	$7,014	$7,099	$457		$16,462	$16,520	$1,671

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$90	$105	$14	$		$-	$-
Commercial and Multi-family	-	118	-		-	-	-
Construction	-	-	-		-	-	-
Commercial business(1)	369	369	217		-	-	-
Home equity(2)	-	-	-		-	-	-
Consumer	-	$ -	-		-	-	-

Sub-total:	$459	$592	$231		$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$23,027	$23,425	$2,871		$24,670	$24,806	$2,632

Total Impaired Loans
with no related allowance recorded:	$26,658	$28,463	$-		$19,757	$21,511	$-

Total Impaired Loans:	$49,685	$51,888	$2,871		$44,427	$46,317	$2,632

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with no related allowance recorded by portfolio class for the years ended December 31, 2014 and 2013. (In Thousands):

	Years Ended December 31,
	2014	2014	2013	2013

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$1,613	$132	$458	$25
Commercial and multi-family	5,295	140	4,676	206
Construction	-	-	-	-
Commercial business(1)	3,051	84	2,599	159
Home equity(2)	470	21	306	13
Consumer	-	-	6	1

Sub-total:	$10,429	$377	$8,045	$404

Acquired loans recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$4,580	$176	$4,094	$177
Commercial and Multi-family	4,033	186	5,000	211
Construction	-	-	40	2
Commercial business(1)	-	-	69	4
Home equity(2)	724	10	1,296	45
Consumer	3	-	3	1

Sub-total:	$9,340	$372	$10,502	$440

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,823	$84	$1,871	$120
Commercial and Multi-family	1,346	53	2,153	116
Construction	-	-	-	-
Commercial business(1)	186	3	345	18
Home equity(2)	86	9	92	9
Consumer	-	-	-	-

Sub-total:	$3,441	$149	$4,461	$263

Total Impaired Loans
with no related allowance recorded:	$23,210	$898	$23,008	$1,107

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with allowance recorded by portfolio class for the years ended December 31, 2014 and 2013. (In Thousands):

	Years Ended December 31,
	2014	2014	2013	2013

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$5,329	$328	$1,177	$60
Commercial and Multi-family	3,785	60	5,088	308
Construction	-	-	-	-
Commercial business(1)	1,352	27	1,185	79
Home equity(2)	490	-	294	19
Consumer	926	-	-	-

Sub-total:	$11,882	$415	$7,744	$466

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$5,277	$103	$6,177	$223
Commercial and Multi-family	5,873	43	8,954	310
Construction	-	-	78	-
Commercial business(1)	-	-	255	-
Home equity(2)	589	21	532	30
Consumer	-	-	1	-

Sub-total	$11,739	$167	$15,997	$563

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$45	$4	$287	$2
Commercial and Multi-family	-	4	-	-
Construction	-	-	-	-
Commercial business(1)	185	12	-	-
Home equity(2)	-	-	-	-
Consumer	-	-	-	-

Sub-total:	$230	$20	$287	$2

Total Impaired Loans
with an allowance recorded:	$23,851	$602	$24,028	$1,031

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2014, excluding the purchase impairment mark on the acquired loans with deteriorated credit:

	Accrual		Non-accrual		Total
December 31, 2014	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	7	$2,201	2	$1,323	9	$3,524
Commercial and multi-family	3	1,065	9	6,446	12	7,511
Construction	-	-	-	-	-	-
Commercial business(1)	1	798	-	-	1	798
Home equity(2)	2	508	2	117	4	625
Consumer	-	-	-	-	-	-

Sub-total:	13	$4,572	13	$7,886	26	$12,458

Acquired loans recorded at fair value:
Residential one-to-four family	22	$4,782	11	$2,818	33	$7,600
Commercial and Multi-family	13	5,011	1	614	14	5,625
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	5	637	1	217	6	854
Consumer	-	-	-	-	-	-

Sub-total:	40	$10,430	13	$3,649	53	$14,079

Acquired loans with deteriorated credit:
Residential one-to-four family	6	$2,238	-	$-	6	$2,238
Commercial and Multi-family	3	1,152	-	-	3	1,152
Construction	-	-	-	-	-	-
Commercial business(1)	3	274	1	369	4	643
Home equity(2)	-	-	1	129	1	129
Consumer	-	-	-	-	-	-

Sub-total:	12	$3,664	2	$498	14	$4,162

Total	65	$18,666	28	$12,033	93	$30,699

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

The following table summarizes information in regards to troubled debt restructurings during the year ended December 31, 2014. (In thousands):

Year Ended December 31, 2014		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	3	$1,777	$1,777
Commercial and multi-family	1	805	805
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	32	64
Consumer	-	-	-

Sub-total:	5	$2,614	$2,646

Acquired loans recorded at fair value:
Residential one-to-four family	4	$412	$453
Commercial and Multi-family	1	187	205
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	256	262
Consumer	-	-	-

Sub-total:	6	$855	$920

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$993	$993
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$993	$993

Total	11	$4,462	$4,559

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default, within twelve months of restructuring, (In thousands):

Year Ended December 31, 2014
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	1	$982
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$982

Total	1	$982

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2014:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,636	$1,638	$231	$3,505	$121,137	$124,642	$-
Commercial and multi-family	5,919	650	3,712	10,281	722,510	732,791	-
Construction	-	-	-	-	73,497	73,497	-
Commercial business(1)	595	748	22	1,365	52,879	54,244	-
Home equity(2)	478	-	71	549	29,626	30,175	-
Consumer	22	-	-	22	2,156	2,178	-

Sub-total:	$8,650	$3,036	$4,036	$15,722	$1,001,805	$1,017,527	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$1,710	$2,458	$2,072	$6,240	$74,811	81,051	$-
Commercial and multi-family	2,589	1,165	-	3,754	91,437	95,191	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	161	-	-	161	6,220	6,381	-
Home equity(2)	836	470	145	1,451	21,247	22,698	-
Consumer	14	9	-	23	629	652	-

Sub-total:	$5,310	$4,102	$2,217	$11,629	$194,344	$205,973	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,595	$1,595	$-
Commercial and multi-family	-	-	-	-	1,130	1,130	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	369	369	-	369	-
Home equity(2)	-	82	-	82	-	82	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$82	$369	$451	$2,725	$3,176	$-

Total	$13,960	$7,220	$6,622	$27,802	$1,198,874	$1,226,676	$-
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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2014. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$113,847	$6,921	$3,874	$-	$-	$124,642
Commercial and multi-family	721,075	2,322	9,394	-	-	732,791
Construction	73,332	165	-	-	-	73,497
Commercial business(1)	47,866	2,020	4,358	-	-	54,244
Home equity(2)	29,178	863	134	-	-	30,175
Consumer	267	1,911	-	-	-	2,178

Sub-total:	$985,565	$14,202	$17,760	$-	$-	$1,017,527

Acquired loans recorded at fair value:
Residential one-to-four family	$72,502	$3,069	$5,480	$-	$-	81,051
Commercial and multi-family	90,090	2,253	2,848	-	-	95,191
Construction	-	-	-	-	-	-
Commercial business(1)	6,381	-	-	-	-	6,381
Home equity(2)	21,506	133	1,059	-	-	22,698
Consumer	652	-	-	-	-	652

Sub-total:	$191,131	$5,455	$9,387	$-	$-	$205,973

Acquired loans with deteriorated credit:
Residential one-to-four family	$238	$286	$1,071	$-	$-	1,595
Commercial and multi-family	589	541	-	-	-	1,130
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	369	-	-	369
Home equity(2)	-	-	82	-	-	82
Consumer	-	-	-	-	-	-

Sub-total:	$827	$827	$1,522	$-	$-	$3,176

Total Gross Loans	$1,177,523	$20,484	$28,669	$-	$-	$1,226,676

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Premises and Equipment

	December 31,
	2014	2013
	(In Thousands)

Land	$1,887	$1,837
Buildings and improvements	11,768	11,511
Leasehold improvements	1,811	1,342
Furniture, fixtures and equipment	6,706	5,527

	22,172	20,217
Accumulated depreciation and amortization	(7,876)	(6,364)

	$14,296	$13,853

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Rental expenses related to the occupancy of premises and related shared costs for common areas totaled $1,568,000,  $1,252,000 and $1,229,000 for the years ended December 31, 2014, 2013, and 2012, respectively. The minimum obligation under non-cancelable lease agreements expiring through April 30, 2031, for each of the years ended December 31 is as follows (In Thousands):

2015	$ 1,959
2016	1,809
2017	1,691
2018	1,184
2019	1,028
Thereafter	5,318

$ 12,989

Note 8 - Interest Receivable

	December 31,
	2014	2013
	(In Thousands)

Loans	$4,427	$3,782
Securities	27	375

	$4,454	$4,157

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Deposits

	December 31,
	2014	2013
	(In Thousands)

Demand:
Non-interest bearing	$127,308	$107,613
NOW	155,044	148,804
Money market	49,709	67,153
	332,061	323,570

Savings and club	283,872	264,319
Certificates of deposit	412,623	380,781

	$1,028,556	$968,670

At December 31, 2014 and 2013, certificates of deposit of $100,000 or more totaled approximately $274.1 million and $229.2 million, respectively.

The scheduled maturities of certificates of deposit at December 31, 2014, were as follows (In thousands):

Amount

2015	268,506
2016	76,475
2017	30,591
2018	21,942
2019	15,109
Thereafter	-
$412,623

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Short-Term Borrowings and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2014	2013	2012

	Amount	Amount	Amount
	( In Thousands)
Balance at end of period	$26,000	$18,000	$17,000
Average balance outstanding during the year	$13,591	$133	$145
Highest month-end balance during the year	$45,500	$25,800	$17,000
Average interest rate during the year	0.38%	0.37%	0.31%
Weighted average interest rate at year-end	0.32%	0.40%	0.31%

At December 31, 2014 and 2013 loans with carrying values of approximately $228.4 million and $146.8 million, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings.  In addition, there were securities held to maturity with a carrying value of approximately $27.5 million at December 31, 2013.  No securities were pledged at December 31, 2014.

Long-term debt consists of the following (In Thousands):

		December 31,
		2014		2013
		Weighted Average Rate	Amount	Weighted Average Rate	Amount
Federal Home Loan Bank Advances:
	Maturing by December 31,

	2016	4.28	$55,000	4.28	$55,000
	2017	4.39	55,000	4.39	55,000
	2019	1.85	23,000	-	-

		3.90%	$133,000	4.33%	$110,000

At December 31, 2014, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $650,950,147, based on the borrowing limitations outlined in the Federal Home Loan Bank of New York’s member products guide. The total credit exposure limit of 50% of total assets is recalculated each quarter.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Subordinated Debentures (In Thousands):

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust I at December 31, 2014.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning

6/17/2004	$4,124,000	$1,000 per Capital Security	Floating 3-month LIBOR + 265 Basis Points	6/17/2034	6/17/2009

The Trust Preferred floating rate junior subordinated debenture interest rate adjusts quarterly. The rate paid as of December 31, 2014 and 2013, respectively, was 2.893% and 2.894%.

The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

Note 12 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company’s capital adequacy guidelines are not materially different than the capital adequacy guidelines for the Bank.

Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations), to risk-weighted assets, (as defined), and of Tier 1 capital to average assets (as defined).  The following table presents information as to the Bank’s capital levels.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2014
Total capital (to risk-weighted assets)	$ 117,829	11.73%	$≥80,363	≥8.00%	$≥100,454	≥10.00%
Tier 1 capital (to risk-weighted assets)	105,227	10.48	≥40,182	≥4.00	≥60,272	≥6.00
Tier 1 capital (to average assets)	105,227	8.33	≥50,508	≥4.00	≥63,135	≥5.00

As of December 31, 2013
Total capital (to risk-weighted assets)	$ 114,081	13.66%	$≥66,800	≥8.00%	$≥83,500	≥10.00%
Tier 1 capital (to risk-weighted assets)	103,595	12.41	≥33,400	≥4.00	≥50,100	≥6.00
Tier 1 capital (to average assets)	103,595	8.70	≥47,643	≥4.00	≥59,553	≥5.00

As of December 31, 2014 and 2013, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

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

The following tables set forth the Plan's funded status at December 31, 2014 and 2013 and components of net periodic pension cost for the years ended December 31, 2014 and 2013:

Change in Benefit Obligation:	December 31,
	2014	2013
	(In Thousands)

Benefit obligation, beginning of year	$8,311	$9,970
Interest Cost	400	393
Actuarial loss (gain)	1,109	(848)
Benefits paid	(479)	(537)
Settlements	(147)	(667)
Benefit obligation, ending	$9,194	$8,311

Change in Plan Assets:

Fair value of assets, beginning of year	$7,812	$7,004
Actual return on plan assets	193	1,012
Employer contributions	300	1,000
Benefits paid	(479)	(537)
Settlements	(147)	(667)

Fair value of assets, ending	$7,679	$7,812

Reconciliation of Funded Status:

Accumulated benefit obligation	$9,194	$8,311

Projected benefit obligation	$9,194	$8,311

Fair value of assets	7,679	7,812

Unfunded status, included in other liabilities	$1,515	$499

Valuation assumptions used to determine
benefit obligation at period end:

Discount rate	3.95%	4.95%

Salary Increase Rate	N/A	N/A

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plans (Continued)

Net Periodic Pension Expense:	December 31,
	2014	2013
	(In Thousands)

Interest cost	$400	$393
Expected return on assets	(616)	(563)
Amortization of net loss	-	73
Settlement loss	-	60

Net Periodic Pension Credit	$(216)	$(37)

Valuation assumptions used to determine net periodic benefit cost for the year:

Discount rate	4.95%	4.05%
Long term rate of return on plan assets	8.00%	8.00%
Salary Increase Rate	N/A	N/A

At December 31, 2014 and December 31, 2013, unrecognized net loss of $(2,289,000) and $(756,000), respectively, was included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30. None of the unrecognized net loss is expected to be recognized in net periodic pension expense for the year ended December 31, 2015.

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

To achieve the Bank’s long-term investment objectives, the Trustee will invest the assets of the Plan in a diversified combination of asset classes, investment strategies, and pooled vehicles. The asset allocation guidelines in the table below reflect the Bank’s risk tolerance and long-term objectives for the Plan. These parameters will be reviewed on a regular basis and subject to change following discussions between the Bank and the Trustee.

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

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
	Minimum	Target	Maximum
Equity
Large-Cap U.S.		1%
Mid/Small-Cap U.S.		9%
Asset Blend- U.S.		1%
Non-U.S.		1%
Total-Equity	40%	12%	60%

Fixed Income
Long Duration		1%
Money Market/Certificates of Deposit		87%
Total-Fixed Income	40%	88%	60%

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

The fair values of the Company’s pension plan assets at December 31, 2014, by asset category (see Note 17 for the definitions of levels), are as follows:

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Mutual funds-Equity
Large-Cap Value (a)	$108,756	$108,756	$-	$-
Mid-Cap Value (b)	70,182	70,182	-	-
Small-Cap Value (c)	46,774	46,774	-	-
Foreign Large Growth (d)	47,851	47,851	-	-

Mutual Funds-Fixed Income
World Bond (e)	37,476	37,476	-	-
Muti Sector Bond (f)	47,412	47,412	-	-
Inflation Protected (g)	7,904	7,904	-	-

Mutual Funds-Asset Allocation/Balanced
Conservative Allocation (h)	3,126	3,126	-	-
World Allocation (i)	62,423	62,423	-	-

Stock
BCB Common Stock	607,902	607,902	-	-

Cash Equivalents
Money Market	$6,639,194	$6,639,194	$-	$-

Total	$7,679,000	$7,679,000	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2013, by asset category (see Note 17 for the definitions of levels), are as follows:

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Mutual funds-Equity
Large-Cap Value (a)	$891,898	$891,898	$-	$-
Mid-Cap Value (b)	447,713	447,713	-	-
Small-Cap Value (c)	455,553	455,553	-	-
Foreign Large Growth (d)	256,040	256,040	-	-

Mutual Funds-Fixed Income
World Bond (e)	827,405	827,405	-	-
Muti Sector Bond (f)	305,923	305,923	-	-
Inflation Protected (g)	620,120	620,120	-	-

Mutual Funds-Asset Allocation/Balanced
Conservative Allocation (h)	2,849,864	2,849,864	-	-
World Allocation (i)	383,271	383,271	-	-

Stock
BCB Common Stock	697,046	697,046	-	-

Cash Equivalents
Money Market	$77,167	$77,167	$-	$-

Total	$7,812,000	$7,812,000	$-	$-

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

The Company expects to contribute, based upon actuarial estimates, approximately $500,000 to the pension plan in 2015.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2015	$ 572
2016	581
2017	576
2018	588
2019	583
2020-2024	2,772

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

The following tables set forth the SERP's funded status and components of net periodic SERP cost:

	December 31,
	2014	2013
	(In Thousands)

Benefit obligation, beginning of year	$417	$474
Interest Cost	19	18
Actuarial loss (gain)	10	(14)
Benefits paid	(62)	(61)
Benefit obligation, ending	$384	$417

Change in Plan Assets:

Fair value of assets, beginning of year	$-	$-
Employer contributions	62	61
Benefits paid	(62)	(61)

Fair value of assets, ending	$-	$-

Reconciliation of Funded Status:

Accumulated benefit obligation	$384	$417

Projected benefit obligation	$384	$417

Fair value of assets	-	-

Funded status, included in other liabilities	$384	$417

Valuation assumptions used to determine
benefit obligation at period end:

Discount rate	3.95%	4.95%

Salary Increase Rate	N/A	N/A

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

	December 31,
Net Periodic SERP Expense:	2014	2013
	(In Thousands)

Interest Cost	$19	$18

Net Periodic SERP Cost	$19	$18

Valuation assumptions used to determine net periodic benefit cost for the year:

Discount rate	4.95%	4.05%

Rate of increase in compensation	N/A	N/A

At December 31, 2014 and December 31, 2013, unrecognized net loss of $42,000 and $32,000, respectively, was included, net of deferred income tax, in accumulated other comprehensive income in accordance with ASC 715-20 and ASC 715-30. None of the unrecognized net loss is expected to be recognized in net periodic SERP cost for the year ended December 31, 2015.

The Company expects to contribute, based upon actuarial estimates, approximately $62,000 to the SERP plan in 2015.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2015	$ 62
2016	62
2017	62
2018	62
2019	62
2020-2024	127

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

Stock Options

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On March 7, 2014, a grant of 110,000 options and on January 17, 2013, a grant of 130,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on March 7, 2014 and January 17, 2013, respectively and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. There were 6,000 stock options granted to employees in the fourth quarter of 2014, which vest at a rate of 20% per year. During the third quarter of 2013, there were 29,928 stock options granted which vest immediately. The exercise price was recorded as of the close of business on August 7, 2013.

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)

Outstanding at December 31, 2012	274,296	$8.93-$29.25	11.97	2.96 years	$ 34

Options forfeited	(33,053)	9.34-11.84	10.83
Options exercised	(51,612)	8.93-10.50	9.64		53
Options granted	159,928	9.03-10.50	9.31
Options expired	(5,431)	18.41	18.41

Outstanding at December 31, 2013	344,128	8.93-18.41	11.09	8.71 years	458

Options forfeited	(33,869)	8.93-18.41	11.25
Options exercised	(127,539)	8.93-11.84	11.54		223
Options granted	116,000	12.19-13.32	13.26
Options expired	(9,000)	29.25	29.25

Outstanding at December 31, 2014	289,720	8.93-15.65	11.18	7.60 years	427

Exercisable at December 31, 2014	53,220	8.93-15.65	12.36	4.07 years	72

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 236,500 shares underlying unexercised options outstanding as of December 31, 2014, is $604,560 over a weighted average period of 8.49 years.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Benefits Plan (Continued)

The key valuation assumptions and fair value of stock options granted during the three months ended December 31, 2014 were:

Expected life	7.75	years
Risk-free interest rate	2.39%
Volatility	38.38%
Dividend yield	4.48%
Fair value	$ 3.83

The key valuation assumptions and fair value of stock options granted during the three months ended March 31, 2014 were:

Expected life	10.0	years
Risk-free interest rate	2.18%
Volatility	36.60%
Dividend yield	4.59%
Fair value	$ 2.85

The key valuation assumptions and fair value of stock options granted during the three months ended September 30, 2013 were:

Expected life	4.999	years
Risk-free interest rate	1.37%
Volatility	28.44%
Dividend yield	4.25%
Fair value	$ 1.68

The key valuation assumptions and fair value of stock options granted during the three months ended March 31, 2013 were:

Expected life	7.75	years
Risk-free interest rate	1.44%
Volatility	30.56%
Dividend yield	4.57%
Fair value	$ 1.59

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors, and compliance with regulatory requirements.  State and federal law and regulations impose substantial limitations on the Bank’s ability to pay dividends to the Company.  Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. During 2014, 2013 and 2012, the Bank paid the Company total dividends of $6,402,000,  $6,476,500 and $15,745,000, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes

The components of income tax (benefit) expense are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)

Current income tax expense (benefit):
Federal	$2,994	$6,887	$(2,366)
State	802	496	263

	3,796	7,383	(2,103)

Deferred income tax expense (benefit):
Federal	1,070	(1,653)	802
State	181	821	(951)

	1,251	(832)	(149)

Total Income Tax (Benefit) Expense	$5,047	$6,551	$(2,252)

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes (Continued)

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2014	2013
Deferred income tax assets:
Allowance for loan losses	$7,004	$6,436
Other real estate owned expenses	295	295
Depreciation	-	137
Other than temporary impairment on security	-	1,191
Non-accrual interest	274	380
Benefit Plans	776	52
Benefit Plan-accumulated other comprehensive loss	952	322
Valuation adjustment on loans receivable acquired	1,037	1,121
Valuation adjustment on securities	-	681
Valuation adjustment on time deposits acquired	25	51
Net operating loss carry forwards (net of valuation allowances)	188	353
Other	924	738

	11,475	11,757

Deferred income tax liabilities:
Unrealized gain on securities available for sale	28	411
Valuation adjustment on premises and equipment acquired	1,302	1,404
Depreciation	91	-
SBA Servicing Asset	351	-

	1,772	1,815

Net Deferred Tax Asset	$9,703	$9,942

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

At December 31, 2014, gross deferred tax assets related to net operating loss carry forwards totaled $297,000, consisting of  $188,000 federal assets acquired in the 2011 acquisition of Allegiance, and $109,000 in state assets related to the stand-alone Company. Comparable amounts at December 31, 2013, were gross deferred tax assets of $438,000 consisting of $353,000 of federal assets acquired in the Allegiance acquisition, and $85,000 in state assets related to the stand-alone Company.

At December 31, 2014 and 2013, the stand-alone Company had $1,862,000 and $1,457,000, respectively, of state net operating loss carry forwards, with related gross deferred tax assets of $109,000 and $85,000, respectively. Due to the uncertainty regarding the ability to realize these carry forwards within the statutory time limits, the related deferred tax asset has been fully offset by valuation allowances of $109,000 and $85,000, respectively, at December 31, 2014 and 2013.

In conjunction with the Company’s acquisition of Allegiance in 2011, the Company acquired a federal net operating loss carry forward of $1.2 million. This carry forward is available for use through 2030; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $235,000 annually on a cumulative basis (portions of the $235,000 not used in a particular year may be added to subsequent usage). At December 31, 2014 and 2013, the Company had approximately $287,000 remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes; Based on the current profitability or core operations and expectations that such profitability will continue, the Company’s expects to fully utilize this federal net operating loss carry forward by 2016.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Income Taxes (Continued)

At December 31, 2012, the Bank had $10.9 million of state net operating loss carry forwards.  The additional $10.9 million at December 31, 2012, was generated in 2012 and will expire, to the extent not utilized, in 2032. The Bank’s 2012 state net operating loss was the largely the result of two planned transactions designed to enhance the future operations of the Company and the Bank; as discussed in Note 6, the Bank engaged in two bulk sales of impaired loans at a realized loss of $10.8 million. The Bank has generated consistently strong core earnings and projects similarly strong results going forward. The Bank currently employs a state tax planning strategy designed to reduce state taxes by taking advantage of the lower corporate tax rates applicable to investment companies.

The following table presents a reconciliation between the reported income tax expense (benefit) and the income tax expense (benefit) which would be computed by applying the normal federal income tax rate of between 34 and 35% in 2014, 2013, and 2012 to income before income tax expense:

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)

Federal income tax expense (benefit) at statutory rate	$4,389	$5,588	$(1,510)
Increases (reductions) in income taxes resulting from:
State income tax (benefit), net of federal income tax effect	641	856	(451)
Other items, net	17	107	(291)

Effective Income Tax Expense (Benefit)	$5,047	$6,551	$(2,252)

Effective Income Tax Rate	39.9%	41.0%	(52.2)%

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

Outstanding loan related commitments were as follows:

	December 31,
	2014	2013
	(In Thousands)

Loan origination	$106,614	$30,911
Standby letters of credit	1,767	1,957
Construction loans in process	47,678	46,262
Unused lines of credit	61,183	64,264

	$217,242	$143,394

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

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2014, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, is a named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity (the "Action'). On May 9, 2012, the Company obtained partial summary judgment, dismissing three of the five Counts of the plaintiff's Complaint. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. The Company’s obligation to pay that amount has been stayed.

The Company filed a motion for summary judgment, seeking the dismissal of the remaining two Counts of the plaintiff's Complaint. That motion was denied, without prejudice, on February 19, 2014.

Since that date, the parties have conferred in an effort to resolve the Action. The terms of a proposed Stipulation of Settlement ("Stipulation") have been agreed to by the plaintiff class and the Company. In consideration for the full settlement and release of all Released Claims (as that term is defined in the Stipulation), and the dismissal of the Action with prejudice, the Company has agreed to pay $1,950,000 to the Class. This amount, less any insurance reimbursements, has been accrued for as of December 31, 2014.

On January 9, 2015, the court entered an Order Granting Preliminary Approval of the Proposed Class Settlement and Authorizing the Dissemination of Notice to the Class. Pursuant to the court rules, a "Fairness Hearing" to determine if the proposed settlement is fair, reasonable and adequate has been scheduled by the court for May 22, 2015.

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

Progressive made a motion to dismiss the Company's lawsuit against it. The Company opposed that motion. That motion was administratively terminated by Order of the court, dated December 3, 2014.

By Order of the court, dated December 3, 2014, the Company's motion to file an Amended Complaint was granted.

Discovery has been exchanged among the parties. The Company vigorously is pursuing full recovery in this case.

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of December 31, 2014:
Securities available for sale — Residential mortgage backed securities	$9,768	$—	$9,768	$—

As of December 31, 2013:
Securities available for sale — Equity Securities	$1,104	$1,104	$—	$—

For assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of December 31, 2014:
Impaired loans	$20,156	$—	$—	$20,156
Other real estate owned	$3,485	$—	$—	$3,485

As of December 31, 2013:
Impaired loans	$22,038	$—	$—	$22,038
Other real estate owned	$2,227	$—	$—	$2,227

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2014:
Impaired Loans	$20,156	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other Real Estate Owned	$3,485	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2013:
Impaired Loans	$22,038	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other Real Estate Owned	$2,227	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2014 and 2013:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2014 and 2013 consists of the loan balances of $23,027,000 and $24,670,000 net of a valuation allowance of $2,871,000 and $2,632,000, respectively.

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

Debt (Carried at Cost)

Fair values of debt are estimated using discounted cash flow analysis, based on quoted prices for new long-term debt with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2014 and 2013:

	As of December 31, 2014

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$32,123	$32,123	$32,123	$-	$-
Interest-earning time deposits	993	993	993	-	-
Securities available for sale	9,768	9,768	-	9,768	-
Loans held for sale	3,325	3,424	-	3,424	-
Loans receivable, net	1,207,850	1,244,434	-	-	1,244,434
FHLB of New York stock, at cost	8,830	8,830	-	8,830	-
Accrued interest receivable	4,454	4,454	-	4,454	-

Financial liabilities:
Deposits	1,028,556	1,032,275	616,019	416,256	-
Debt	159,000	163,312	-	163,312	-
Subordinated debentures	4,124	4,236	-	4,236	-
Accrued interest payable	815	815	-	815	-

	As of December 31, 2013

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,844	$29,844	$29,844	$-	$-
Interest-earning time deposits	990	990	990	-	-
Securities available for sale	1,104	1,104	1,104	-	-
Securities held to maturity	114,216	115,158	-	115,158	-
Loans held for sale	1,663	1,685	-	1,685	-
Loans receivable, net	1,020,344	1,042,552	-	-	1,042,552
FHLB of New York stock, at cost	7,840	7,840	-	7,840	-
Accrued interest receivable	4,157	4,157	-	4,157	-

Financial liabilities:
Deposits	968,670	972,911	587,889	385,022	-
Debt	128,000	135,574	-	135,574	-
Subordinated debentures	4,124	4,368		4,368
Accrued interest payable	768	768	-	768	-

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18- Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss)  included in stockholders' equity are as follows:

	At December 31,
	2014	2013
	(In Thousands)

Net unrealized gain on securities available for sale	$70	$1,007
Tax effect	(28)	(412)
Net of tax amount	42	595

Benefit plan adjustments	(2,331)	(788)
Tax effect	952	322
Net of tax amount	(1,379)	(466)

Accumulated other comprehensive (loss) income	$(1,337)	$129

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19- Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2014	2013
	(In Thousands)

Assets

Cash and due from banks	$1,904	$402
Investment in subsidiaries	104,538	103,725
Restricted common stock	124	124
Other assets	57	155

Total assets	106,623	104,406

Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$4,124	$4,124
Other Liabilities	247	222

Total Liabilities	4,371	4,346

Stockholder's Equity	102,252	100,060

Total Liabilities and Stockholders' Equity	$106,623	$104,406

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19- Parent Only Condensed Financial Information (Continued)

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2014	2013	2012
	(In Thousands)

Dividends from Bank subsidiary	$6,402	$6,477	$15,745
Total Income	6,402	6,477	15,745

Interest expense, borrowed money	117	119	128
Other	288	312	37
Total Expense	405	431	165

Income before Income Tax Expense (Benefit) and Equity in Undistributed Earnings (Losses) of Subsidiaries	5,997	6,046	15,580
Income tax (benefit) expense	(139)	(93)	(55)

Income before Equity in Undistributed (Losses) Earnings of Subsidiaries	6,136	6,139	15,635

Equity in undistributed (losses) earnings of Subsidiaries	1,454	3,277	(17,697)

Net Income (loss)	$7,590	$9,416	$(2,062)

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Parent Only Condensed Financial Information (Continued)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2014	2013	2012
	(In Thousands)

Cash Flows from Operating Activities
Net Income (Loss)	$7,590	$9,416	$(2,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(1,454)	(3,277)	17,697
(Increase) decrease in other assets	98	(97)	(22)
(Decrease) increase in other liabilities	25	(514)	490

Net Cash Provided By Operating Activities	6,259	5,528	16,103

Cash Flows from Investing Activities
Additional investment in subsidiary	(770)	(3,986)	(8,570)

Net Cash Used In Investing Activities	$(770)	$(3,986)	$(8,570)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	770	3,986	8,570
Proceeds from issuance of common stock	571	157	109
Cash dividends paid	(5,316)	(4,419)	(4,310)
Purchase of treasury stock	(12)	(1,916)	(10,850)

Net Cash Used in Financing Activities	(3,987)	(2,192)	(6,481)

Net Increase (Decrease) in Cash and Cash Equivalents	1,502	(650)	1,052

Cash and Cash Equivalents - Beginning	$402	$1,052	$-

Cash and Cash Equivalents - Ending	$1,904	$402	$1,052

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 - Quarterly Financial Data (Unaudited)

	Year Ended December 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$14,621	$14,783	$15,610	$15,181
Interest expense	2,557	2,539	2,556	2,655
Net Interest Income	12,064	12,244	13,054	12,526
Provision for loan losses	1,000	450	650	700
Net Interest Income, after Provision for loan losses	11,064	11,794	12,404	11,826
Non-interest income	1,300	2,038	(750)	1,370
Non-interest expense	8,556	9,466	9,926	10,461
Income before Income Taxes	3,808	4,366	1,728	2,735
Income taxes	1,573	1,736	640	1,098
Net Income	$2,235	$2,630	$1,088	$1,637
Preferred stock dividends	193	204	202	201
Net income available to common stockholders:	$2,042	$2,426	$886	1,436
Net income per common share:
Basic	$0.24	$0.29	$0.11	$0.17
Diluted	$0.24	$0.29	$0.11	$0.17
Dividends per common share	$0.12	$0.14	$0.14	$0.14

	Year Ended December 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$14,077	$14,199	$14,239	$14,844
Interest expense	2,660	2,631	2,649	2,640
Net Interest Income	11,417	11,568	11,590	12,204
Provision for loan losses	1,200	600	450	500
Net Interest Income, after Provision for loan losses	10,217	10,968	11,140	11,704
Non-interest income	784	881	763	947
Non-interest expense	6,904	7,589	8,333	8,611
Income before Income Taxes	4,097	4,260	3,570	4,040
Income taxes	1,687	1,707	1,428	1,729
Net Income	$2,410	$2,553	$2,142	$2,311
Preferred stock dividends	130	130	130	169
Net income available to common stockholders:	$2,280	$2,423	$2,012	2,142
Net income per common share:
Basic	$0.27	$0.29	$0.24	$0.26
Diluted	$0.27	$0.29	$0.24	$0.26
Dividends per common share	$0.12	$0.12	$0.12	$0.12