Form 10-Q
period 2015-03-31
BCB BANCORP INC
filed 2015-05-07
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Not Applicable

 (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    *   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	*	Accelerated Filer	☒

Non-Accelerated Filer	*	Smaller Reporting Company	*

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).      Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2015, BCB Bancorp, Inc., had 8,409,144 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Cash and amounts due from depository institutions	$8,732	$11,202
Interest-earning deposits	19,803	20,921
Total cash and cash equivalents	28,535	32,123

Interest-earning time deposits	993	993
Securities available for sale	9,593	9,768
Loans held for sale	3,604	3,325
Loans receivable, net of allowance for loan losses of $16,728 and
$16,151, respectively	1,294,230	1,207,850
Federal Home Loan Bank of New York stock, at cost	9,730	8,830
Premises and equipment, net	15,757	14,295
Accrued interest receivable	4,726	4,454
Other real estate owned	2,185	3,485
Deferred income taxes	9,918	9,703
Other assets	4,490	7,074
Total Assets	$1,383,761	$1,301,900

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$141,182	$127,308
Interest bearing deposits	944,717	901,248
Total deposits	1,085,899	1,028,556
Short-term debt	3,000	26,000
Long-term debt	180,000	133,000
Subordinated debentures	4,124	4,124
Other liabilities	7,788	7,968
Total Liabilities	1,280,811	1,199,648

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,343 shares of series A and B 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share)	-	-
Additional paid-in capital preferred stock	13,326	13,326
Common stock; $0.064 par value; 20,000,000 shares authorized, issued 10,939,407 and 10,924,054 at March 31, 2015 and December 31, 2014, respectively,
8,409,144 shares and 8,393,791 shares, respectively outstanding	699	699
Additional paid-in capital common stock	92,879	92,686
Retained earnings	26,452	25,983
Accumulated other comprehensive loss	(1,310)	(1,337)
Treasury stock, at cost, 2,529,263 and 2,530,263 shares, respectively	(29,096)	(29,105)
Total Stockholders' Equity	102,950	102,252

Total Liabilities and Stockholders' Equity	$1,383,761	$1,301,900

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended March 31,
	2015	2014

Interest income:
Loans, including fees	$15,367	$13,681
Investments, taxable	146	915
Investments, non-taxable	-	12
Other interest-earning assets	7	13
Total interest income	15,520	14,621

Interest expense:
Deposits:
Demand	172	121
Savings and club	122	91
Certificates of deposit	1,121	1,092
	1,415	1,304
Borrowed money	1,514	1,253
Total interest expense	2,929	2,557

Net interest income	12,591	12,064
Provision for loan losses	720	1,000

Net interest income after provision for loan losses	11,871	11,064

Non-interest income:
Fees and service charges	500	504
Gain on sales of loans originated for sale	676	777
Other	29	19
Total non-interest income	1,205	1,300

Non-interest expense:
Salaries and employee benefits	5,225	4,461
Occupancy expense of premises	1,310	980
Equipment	1,532	1,357
Professional fees	102	490
Director fees	179	168
Regulatory assessments	275	252
Advertising	438	174
Other real estate owned, net	49	8
Other	874	666
Total non-interest expense	9,984	8,556

Income before income tax provision	3,092	3,808
Income tax provision	1,246	1,573

Net Income	$1,846	$2,235
Preferred stock dividends	202	193
Net Income available to common stockholders	$1,644	$2,042

Net Income per common share-basic and diluted
Basic	$0.20	$0.24
Diluted	$0.20	$0.24

Weighted average number of common shares outstanding
Basic	8,400	8,340
Diluted	8,421	8,342

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2015	2014

Net Income	$1,846	$2,235
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	42	126
Less: reclassification adjustment for gains included in net income (b)	-	-
Benefit plans (c)	(15)	-
Other comprehensive income	27	126
Comprehensive income	$1,873	$2,361

(a)

Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains of $71,000 and $213,000, respectively, less deferred taxes of $29,000 and $87,000,  respectively.

(b)	No sales of available-for-sale securities occurred during the three months ended March 31, 2015 and 2014.
(c)

Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $25,000,  less deferred taxes of $10,000,  for the three months ended March 31, 2015.  The Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Beginning Balance at January 1, 2015	$—	$699	$106,012	$25,983	$(29,105)	$(1,337)	$102,252

Stock-based compensation expense	—	—	17	—	—	—	17

Treasury Stock adjustment	—	—	—	—	9	—	9

Dividends payable on Series A and Series B 6% noncumulative perpetual preferred stock	—	—	—	(202)	—	—	(202)

Cash dividends on common stock ($0.14 per share) declared	—	—	—	(1,115)	—	—	(1,115)

Dividend Reinvestment Plan	—	—	60	(60)	—	—	—

Stock Purchase Plan	—	—	116	—	—	—	116

Net income	—	—	—	1,846	—	—	1,846

Other comprehensive income	—	—	—	—	—	27	27

Ending Balance at March 31, 2015	$—	$699	$106,205	$26,452	$(29,096)	$(1,310)	$102,950

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Beginning Balance at January 1, 2014	$—	$694	$104,620	$23,710	$(29,093)	$129	$100,060

Proceeds from issuance of Series B preferred stock	—	—	771	—	—	—	771

Exercise of Stock Options (12,092 shares)	—	1	132	—	—	—	133

Stock-based compensation expense	—	—	—	—	—	—	—

Treasury Stock Purchases (410 shares)	—	—	—	—	(6)	—	(6)

Dividends payable on Series A and Series B 6% noncumulative perpetual preferred stock	—	—	—	(193)	—	—	(193)

Cash dividends on common stock ($0.12 per share) declared	—	—	—	(1,001)	—	—	(1,001)

Net income	—	—	—	2,235	—	—	2,235

Other comprehensive income	—	—	—	—	—	126	126

Ending Balance at March 31, 2014	$—	$695	$105,523	$24,751	$(29,099)	$255	$102,125

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities :
Net Income	$1,846	$2,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	501	357
Amortization and accretion, net	(142)	(174)
Provision for loan losses	720	1,000
Deferred income tax (benefit)	(234)	-
Loans originated for sale	(8,011)	(5,512)
Proceeds from sale of loans originated for sale	8,408	5,203
Gain on sales of loans	(676)	(777)
Stock compensation expense	17	-
(Increase) decrease in interest receivable	(272)	55
Decrease (increase) in other assets	2,583	(606)
Increase (decrease) in accrued interest payable	68	(27)
(Decrease) in other liabilities	(272)	(839)

Net Cash Provided by Operating Activities	4,536	915

Cash flows from investing activities:
Proceeds from repayments, calls and maturities on securities held to maturity	-	4,410
Purchases of securities held to maturity	-	(1,066)
Proceeds from calls on securities available for sale	229	-
Proceeds from sales of other real estate owned	1,300	-
Net (increase) in loans receivable	(86,942)	(41,254)
Additions to premises and equipment	(1,962)	(119)
Purchase of Federal Home Loan Bank of New York stock	(900)	(540)

Net Cash (Used in) Investing Activities	(88,275)	(38,569)

Cash flows from financing activities:
Net increase in deposits	57,343	23,335
Proceeds from long-term debt	47,000	-
Net change in short-term debt	(23,000)	12,000
Purchases/adjustments of treasury stock	9	(6)
Cash dividend paid on common stock	(1,115)	(1,001)
Cash dividend paid on preferred stock	(202)	(193)
Net proceeds from issuance of common stock	116	132
Net proceeds from issuance of preferred stock	-	771
Exercise of stock options	-	1

Net Cash Provided by Financing Activities	80,151	35,039

Net (Decrease) In Cash and Cash Equivalents	(3,588)	(2,615)
Cash and Cash Equivalents-Beginning	32,123	29,844

Cash and Cash Equivalents-Ending	$28,535	$27,229

Supplementary Cash Flow Information:
Cash paid (refunds received) during the period for:
Income taxes	$(398)	$2,375
Interest	$2,861	$2,583

Non-cash items:
Transfer of loans to other real estate owned	$-	$518
Reclassification of loans originated for sale to held to maturity	$-	$460

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between March 31, 2015, and the date these consolidated financial statements were issued.

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

The amendments in this ASU were effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The amendments in this ASU should be adopted on either a prospective transition method or a modified retrospective transition method. However, a reporting entity must apply the same method of transition as elected under ASU 2014-04.  Early adoption, including adoption in an interim period, is permitted if the reporting entity has adopted ASU 2014-04. The adoption of ASU 2014-14 did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

For a public business entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Financial Accounting Standards Board (“FASB”) has proposed a one year deferral of this standard update until annual reporting periods beginning after December 31, 2017.

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

The Company is currently evaluating the impact of ASU 2014-09 on our Consolidated Financial Statements.

Accounting Standards Update 2014-14:  Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

The objective of this ASU is to reduce the diversity in practice of when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan and when the related loan receivable should be derecognized and the real estate owned recognized.

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

Additionally, this amendment requires interim and annual disclosure of both a) the amount of foreclosed residential real estate property held by the creditor and b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. At March 31, 2015 the amount of foreclosed 1-4 family residential properties held by the Company was $270,000.  As of March 31, 2015 the amount of 1-4 family residential loans in the process of foreclosure was $6.4 million.

The provisions of this ASU are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. This ASU can be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of ASU 2014-14 did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

Interim Final Rule on Basel III Conforming Amendments

The Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC) and the Board of Governors of the Federal Reserve System issued an Interim Final Rule on Basel III Conforming Amendments. In summary, each agency has issued an interim final rule with request for comments (final rule) that makes technical and conforming amendments to its regulations governing national banks and federal savings associations. The final rule, which was effective March 31, 2014, amends various regulations in order to make those regulations consistent with the recently adopted Basel III Capital Framework. The Basel III final rule revised the regulatory capital rules, adding a new common equity tier 1 requirement, revising the definitions of tier 1 and tier 2 capital, and integrating federal savings associations into 12 CFR part 3 and 12 CFR part 6 (Prompt Corrective Action). The final rule made technical, clarifying, and conforming amendments to the OCC's rules, by providing cross-references to new capital rules, where necessary, and deleting obsolete references. The final rule also made changes to subordinated debt rules to clarify the requirements subordinated debt must meet and the procedures required to issue and redeem subordinated debt.

A summary of technical and conforming amendments and subordinated debt rules include:

Technical and conforming amendments:

Historically, regulatory capital requirements have served as a measure for numerous statutory and regulatory limits used as supervisory tools for safety and soundness purposes, including lending limits and investment securities. The final rule amends the rules to replace cross-references to the current regulatory capital rules with cross-references to the Basel III final rule, where appropriate.

The Basel III Capital Framework provides different mandatory compliance dates for advanced approaches national banks and federal savings associations and non-advanced approaches national banks and federal savings associations.1 Advanced approaches institutions must comply with the Basel III Capital Framework beginning on January 1, 2014, while non-advanced approaches institutions must comply with the framework beginning on January 1, 2015. In order to accommodate these different compliance dates, the existing regulatory capital rules for calendar year 2014 were retained for non-advanced approaches national banks and federal savings associations.

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

Note 2 – Reclassification

Certain amounts as of December 31, 2014 and the three month period ended March 31, 2014 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended March 31,
	2015	2014

Pension plan:
Interest cost	$64	$100
Expected return on plan assets	(108)	(154)
Amortization of unrecognized loss	18	-

Net periodic pension benefit	$(26)	$(54)

SERP plan:
Interest cost	$3	$5

Net periodic postretirement cost	$3	$5

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On March 7, 2014, a grant of 110,000 options and on January 17, 2013, a grant of 130,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on March 7, 2014 and January 17, 2013, respectively and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with its filing requirements. There were 6,000 stock options granted to employees in the fourth quarter of 2014, which vest at a rate of 20% per year. During the third quarter of 2013, there were 29,928 stock options granted which vested immediately. The exercise price was recorded as of the close of business on August 7, 2013.

There was no stock option activity in the three months ended March 31, 2015.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2014	289,720	$8.93-15.65	$11.18

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2015	289,720	$8.93-15.65	$11.18

As of March 31, 2015, stock options which were granted and were exercisable totaled 74,220 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 215,500 shares underlying unexercised options outstanding as of March 31, 2015 is $587,244 over a weighted average period of 8.24 years.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2013	344,128	$8.93-18.41	$11.09

Options granted	-	-	-
Options exercised	(12,092)	8.93-11.84	11.01
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2014	332,036	$8.93-18.41	$11.09

As of March 31, 2014, stock options which are granted and were exercisable totaled 158,036 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 174,000 shares underlying unexercised options outstanding as of March 31, 2014 is $258,046 over a weighted average period of 8.96 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2015 and 2014, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended March 31, 2015 and 2014, the weighted average number of outstanding options considered to be anti-dilutive were 127,000, and 213,482, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$1,644			$2,042

Basic earnings per share-
Income available to
Common stockholders	$1,644	8,400	$0.20	$2,042	8,340	$0.24

Effect of dilutive securities:
Stock options	-	21		-	2

Diluted earnings per share-
Income available to
Common stockholders	$1,644	8,421	$0.20	$2,042	8,342	$0.24

Note 5 – Securities Available for Sale

The following tables present by maturity the amortized cost and gross unrealized gains and losses on securities available for sale as of March 31, 2015 and December 31, 2014:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	3,468	59	40	3,487
Due after ten years	5,985	158	37	6,106
	$9,453	$217	$77	$9,593

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,485	$32	$60	$3,457
Due after ten years	6,213	140	42	6,311
	$9,698	$172	$102	$9,768

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2015
Residential mortgage-backed securities	$-	$-	$3,998	$77	$3,998	$77

December 31, 2014
Residential mortgage-backed securities	$1,435	$5	$2,750	$97	$4,185	$102
	$1,435	$5	$2,750	$97	$4,185	$102

Management does not believe that any of the unrealized losses as of March 31, 2015, (which are related to three residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies, including FNMA, FHLMC and GNMA. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of March 31, 2015 and December 31, 2014 by segment and class:

	March 31, 2015	December 31, 2014
	(In Thousands)
Originated loans:
Residential one-to-four family	$133,862	$124,642
Commercial and multi-family	804,160	732,791
Construction	79,498	73,497
Commercial business(1)	58,791	54,244
Home equity(2)	31,556	30,175
Consumer	2,570	2,178

Sub-total	1,110,437	1,017,527

Acquired loans recorded at fair value:
Residential one-to-four family	78,933	81,051
Commercial and multi-family	92,569	95,191
Commercial business(1)	6,222	6,381
Home equity(2)	21,961	22,698
Consumer	629	652

Sub-total	200,314	205,973

Acquired loans with deteriorated credit:
Residential one-to-four family	1,588	1,595
Commercial and multi-family	1,126	1,130
Commercial business(1)	194	369
Home equity(2)	80	82

Sub-total	2,988	3,176

Total Loans	1,313,739	1,226,676

Less:
Deferred loan fees, net	(2,781)	(2,675)
Allowance for loan losses	(16,728)	(16,151)

	(19,509)	(18,826)

Total Loans, net	$1,294,230	$1,207,850

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements.  These elements include a general allocated reserve for performing impaired loans, a specific reserve for impaired loans and an unallocated portion.

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

The methodology includes the segregation of the loan portfolio into two divisions.  Loans that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan experience, including consideration of peer loss analysis, with an adjustment for qualitative factors referred to above. Impaired loans are loans which are more than 90 days delinquent or troubled debt restructured.  These loans are individually evaluated for loan loss either by current appraisal, or net present value of cash flows. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly.

The loan portfolio is segmented into the following loan classes, where the risk level for each class is analyzed when determining the allowance for loan losses:

Residential one-to-four family real estate loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate residential family real estate loans decreases the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk may be affected by a number of factors including, but not necessarily limited to, job loss, divorce, illness and personal bankruptcy of the borrower.

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

Construction lending is generally considered to be high risk due to the concentration of principal in a limited number of loans and borrowers and the effects of the general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residence.

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

Home equity lending entails certain risks such as interest rate risk and risk of non-repayment. The marketability of the underlying property may be adversely affected by higher interest rates, decreasing the collateral securing the loan. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower. Home equity line of credit lending entails securing an equity interest in the borrower’s home. In many cases, the Company’s position in these loans is as a junior lien holder to another institution’s superior lien. This type of lending is often priced on an adjustable rate basis with the rate set at or above a predefined index. Adjustable-rate loans decreases the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.

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

          We have acquired loans in two separate acquisitions.(Pamrapo Savings Bank in 2010 “Pamrapo” and Allegiance Community Bank in 2011 “Allegiance”) For each acquisition, we reviewed all acquired loans and considered the following factors as indicators that such acquired loan had evidence of deterioration in credit quality and was therefore in the scope of Accounting Standards Codification (“ASC”) 310-30:

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

         Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were accounted for under ASC 310-20 (Nonrefundable fees and other costs.)  Charge-offs of the principal amount on acquired loans accounted for under ASC 310-20 would be charged off against the allowance for loan losses.

Acquired loans accounted for under ASC 310-30

         We performed a fair market valuation on each of the loans and each loan was recorded at a discount which includes the establishment of an associated “Credit Mark” reducing the carrying value of that loan to its fair value at the time of acquisition. We determined that at least part of the discount on the acquired loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of the loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that we did not expect to collect as of the acquisition date. The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans.

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

          The Company also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly. In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance will periodically review the allowance for loan losses and may require us to adjust the allowance based on their analysis of information available to it at the time of its examination.

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of March 31, 2015, we had $30.075 million in loans classified as substandard,  $19.608 million in loans classified as special mention and no loans classified as doubtful or loss. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan was in the process of being revalued.

The current methodology for this calculation is determined with the Company’s specific Historical Loss Percentage (“HLP”) for each loan class, using two years of prior Company data (or eight quarters). The relative weights of prior quarters are decayed logarithmically and are further adjusted based on the trend of the historical loss percentage at the time. Also, instead of applying consistent percentages to each of the credit risk grades, the current methodology applies a higher factor to classified loans based on a delinquency risk trend and concentration risk trend by using the past due and non-accrual loans as a percentage of the specific loan category.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2015 and recorded investment in loans receivable at March 31, 2015. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,364	$10,028	$1,080	$876	$333	$449	$121		$15,251
Acquired loans recorded at fair value:	417	102	-	-	58	-	-		577
Acquired loans with deteriorated credit:	64	23	-	233	3	-	-		323
Beginning Balance, December 31, 2014	2,845	10,153	1,080	1,109	394	449	121		16,151

Charge-offs:
Originated Loans:	-	10	-	22	-	-	-	-	32
Acquired loans recorded at fair value:	4	-	-	-	-	-	-	-	4
Acquired loans with deteriorated credit:	-	-	-	172	-	-	-	-	172
Sub-total:	4	10	-	194	-	-	-		208

Recoveries:
Originated Loans:	-	64	-	-	-	-	-		64
Acquired loans recorded at fair value:	-	-	-	-	1	-	-		1
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Sub-total:	-	64	-	-	1	-	-		65

Provisions:
Originated Loans:	(54)	305	(24)	388	(17)	180	47		825
Acquired loans recorded at fair value:	(77)	39	-	-	(13)	-	-		(51)
Acquired loans with deteriorated credit:	(4)	-	-	(50)	-	-	-		(54)
Sub-total:	(135)	344	(24)	338	(30)	180	47		720

Totals:
Originated Loans:	2,310	10,387	1,056	1,242	316	629	168		16,108
Acquired loans recorded at fair value:	336	141	-	-	46	-	-		523
Acquired loans with deteriorated credit:	60	23	-	11	3	-	-		97
Ending Balance, March 31, 2015	$2,706	$10,551	$1,056	$1,253	$365	$629	$168		$16,728

Loans Receivable:

Ending Balance Originated Loans:	$133,862	$804,160	$79,498	$58,791	$31,556	$2,570	$-		$1,110,437
Ending Balance Acquired loans recorded at fair value:	78,933	92,569	-	6,222	21,961	629	-		200,314
Ending Balance Acquired loans with deteriorated credit:	1,588	1,126	-	194	80	-	-		2,988
Total Gross Loans:	$214,383	$897,855	$79,498	$65,207	$53,597	$3,199	$-		$1,313,739

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,731	$9,971	$-	$4,987	$1,093	$1,670	$-		$28,452
Ending Balance Acquired loans recorded at fair value:	9,536	6,981	-	-	1,196	-	-		17,713
Ending Balance Acquired loans with deteriorated credit:	1,588	874	-	194	80	-	-		2,736
Ending Balance Loans individually evaluated
for impairment:	$21,855	$17,826	$-	$5,181	$2,369	$1,670	$-		$48,901

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$123,131	$794,189	$79,498	$53,804	$30,463	$900	$-		$1,081,985
Ending Balance Acquired loans recorded at fair value:	69,397	85,588	-	6,222	20,765	629	-		182,601
Ending Balance Acquired loans with deteriorated credit:	-	252	-	-	-	-	-		252
Ending Balance Loans collectively evaluated
for impairment:	$192,528	$880,029	$79,498	$60,026	$51,228	$1,529	$-		$1,264,838

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the year ended December 31, 2014 and recorded investment in loans receivable at December 31, 2014. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,729	$7,419	$700	$1,295	$363	$3	$83		$11,592
Acquired loans recorded at fair value:	832	1,744	1	44	129	-	-		2,750
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Beginning Balance, December 31, 2013	2,561	9,163	701	1,339	492	3	83		14,342

Charge-offs:
Originated Loans:	-	388	-	208	27	-	-	-	623
Acquired loans recorded at fair value:	28	755	-	-	29	2	-	-	814
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-
Sub-total:	28	1,143	-	208	56	2	-		1,437

Recoveries:
Originated Loans:	-	125	-	174	-	-	-		299
Acquired loans recorded at fair value:	-	73	65	-	6	3	-		147
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Sub-total:	-	198	65	174	6	3	-		446

Provisions:
Originated Loans:	635	2,872	380	(385)	(3)	446	38		3,983
Acquired loans recorded at fair value:	(387)	(960)	(66)	(44)	(48)	(1)	-		(1,506)
Acquired loans with deteriorated credit:	64	23	-	233	3	-	-		323
Sub-total:	312	1,935	314	(196)	(48)	445	38		2,800

Totals:
Originated Loans:	2,364	10,028	1,080	876	333	449	121		15,251
Acquired loans recorded at fair value:	417	102	-	-	58	-	-		577
Acquired loans with deteriorated credit:	64	23	-	233	3	-	-		323
Ending Balance, December 31, 2014	$2,845	$10,153	$1,080	$1,109	$394	$449	$121		$16,151
Loans Receivables:

Ending Balance Originated Loans:	$124,642	$732,791	$73,497	$54,244	$30,175	$2,178	$-		$1,017,527
Ending Balance Acquired Loans:	81,051	95,191	-	6,381	22,698	652	-		205,973
Ending Balance Acquired loans with deteriorated credit:	1,595	1,130	-	369	82	-	-		3,176
Total Gross Loans:	$207,288	$829,112	$73,497	$60,994	$52,955	$2,830	-		$1,226,676

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$12,044	$9,522	$-	$4,935	$1,086	$1,851	$-		$29,438
Ending Balance Acquired Loans:	9,783	6,377	-	-	1,164	-	-		17,324
Ending Balance Acquired loans with deteriorated credit:	1,595	877	-	369	82	-	-		2,923
Ending Balance Loans individually evaluated
for impairment:	$23,422	$16,776	$-	$5,304	$2,332	$1,851	$-		$49,685

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$112,598	$723,269	$73,497	$49,309	$29,089	$327	$-		$988,089
Ending Balance Acquired Loans:	71,268	88,814	-	6,381	21,534	652	-		188,649
Ending Balance Acquired loans with deteriorated credit:	-	253	-	-	-	-	-		253
Ending Balance Loans collectively evaluated
for impairment:	$183,866	$812,336	$73,497	$55,690	$50,623	$979	$-		$1,176,991

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

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$1,729	$7,419	$700	$1,295	$363	$3	$83		$11,592
Acquired loans recorded at fair value:	832	1,744	1	44	129	-	-		2,750
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Beginning Balance, December 31, 2013	2,561	9,163	701	1,339	492	3	83		14,342

Charge-offs:
Originated Loans:	-	52	-	126	27	-	-	-	205
Acquired loans recorded at fair value:	-	489	-	-	-	2	-	-	491
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-
Sub-total:	-	541	-	126	27	2	-		696

Recoveries:
Originated Loans:	-	-	-	-	-	-	-		-
Acquired loans recorded at fair value:	-	-	-	-	-	-	-		-
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Sub-total:	-	-	-	-	-	-	-		-

Provisions:
Originated Loans:	(102)	1,154	(45)	83	34	135	64		1,323
Acquired loans recorded at fair value:	(125)	(476)	(1)	(44)	(1)	17	-		(630)
Acquired loans with deteriorated credit:	69	81	-	154	3	-	-		307
Sub-total:	(158)	759	(46)	193	36	152	64		1,000

Totals:
Originated Loans:	1,627	8,521	655	1,252	370	138	147		12,710
Acquired loans recorded at fair value:	707	779	-	-	128	15	-		1,629
Acquired loans with deteriorated credit:	69	81	-	154	3	-	-		307
Ending Balance, March 31, 2014	$2,403	$9,381	$655	$1,406	$501	$153	$147		$14,646

Loans Receivable:

Ending Balance Originated Loans:	$99,324	$601,104	$35,186	$55,841	$28,164	$705	$-		$820,324
Ending Balance Acquired loans recorded at fair value:	96,946	120,066	2	8,889	27,036	830	-		253,769
Ending Balance Acquired loans with deteriorated credit:	1,619	1,874	-	371	89	-	-		3,953
Total Gross Loans:	$197,889	$723,044	$35,188	$65,101	$55,289	$1,535	$-		$1,078,046

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$3,100	$8,157	$-	$4,397	$1,097	$126	$-		$16,877
Ending Balance Acquired loans recorded at fair value:	9,902	14,230	-	-	1,499	2	-		25,633
Ending Balance Acquired loans with deteriorated credit:	1,619	1,612	-	371	89	-	-		3,691
Ending Balance Loans individually evaluated
for impairment:	$14,621	$23,999	$-	$4,768	$2,685	$128	$-		$46,201

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$96,224	$592,947	$35,186	$51,444	$27,067	$579	$-		$803,447
Ending Balance Acquired loans recorded at fair value:	87,044	105,836	2	8,889	25,537	828	-		228,136
Ending Balance Acquired loans with deteriorated credit:	-	262	-	-	-	-	-		262
Ending Balance Loans collectively evaluated
for impairment:	$183,268	$699,045	$35,188	$60,333	$52,604	$1,407	$-		$1,031,845

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of March 31, 2015 and December 31, 2014. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2015 and December 31, 2014, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of March 31, 2015	As of December 31, 2014
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$2,869	$2,893
Commercial and multi-family	6,486	8,386
Construction	-	-
Commercial business(1)	722	258
Home equity(2)	328	334
Consumer	-	-

Sub-total:	$10,405	$11,871

Acquired loans recorded at fair value:
Residential one-to-four family	$4,915	$4,786
Commercial and multi-family	1,945	1,969
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	560	527
Consumer	-	-

Sub-total:	$7,420	$7,282

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	194	369
Home equity(2)	79	82
Consumer	-	-

Sub-total:	$273	$451

Total	$18,098	$19,604

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months ended March 31, 2015 and 2014. (In Thousands):

	Three Months Ended March 31,
	2015	2015	2014	2014

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$2,404	$10	$745	$14
Commercial and multi-family	7,179	44	3,844	13
Construction	-	-	-	-
Commercial business(1)	3,021	43	2,873	5
Home equity(2)	542	5	423	2
Consumer	-	-	-	-

Sub-total:	$13,146	$102	$7,885	$34

Acquired loans recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$4,572	$10	$4,474	$15
Commercial and multi-family	4,914	50	6,404	47
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	726	4	905	1
Consumer	-	-	4	-

Sub-total:	$10,212	$64	$11,787	$63

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,502	$22	$1,834	$5
Commercial and multi-family	876	14	1,714	29
Construction	-	-	-	-
Commercial business(1)	97	2	186	2
Home equity(2)	81	-	90	-
Consumer	-	-	-	-

Sub-total:	$2,556	$38	$3,824	$36

Total Impaired Loans
with no related allowance recorded:	$25,914	$204	$23,496	$133

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three months ended March 31, 2015 and 2014. (In Thousands):

	Three Months Ended March 31,
	2015	2015	2014	2014

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$8,984	$85	$1,725	$28
Commercial and multi-family	2,568	-	4,554	-
Construction	-	-	-	-
Commercial business(1)	1,941	22	1,261	18
Home equity(2)	548	7	542	10
Consumer	1,761	-	63	-

Sub-total:	$15,802	$114	$8,145	$56

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$5,088	$49	$5,442	$55
Commercial and multi-family	1,766	22	7,429	16
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	455	5	575	3
Consumer	-	-	-	-

Sub-total	$7,309	$76	$13,446	$74

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$90	$1	$46	$1
Commercial and multi-family	-	-	-	1
Construction	-	-	-	-
Commercial business(1)	185	-	186	3
Home equity(2)	-	-	-	-
Consumer	-	-	-	-

Sub-total:	$275	$1	$232	$5

Total Impaired Loans
with an allowance recorded:	$23,386	$191	$21,823	$135

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

March 31, 2015 and December 31, 2014. (In Thousands):

	As of March 31, 2015			As of December 31, 2014
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$1,999	$2,023	$-	$2,809	$2,825	$-
Commercial and multi-family	7,155	7,491	-	7,202	7,639	-
Construction	-	-	-	-	-	-
Commercial business(1)	2,705	2,705	-	3,336	3,336	-
Home equity(2)	547	563	-	537	550	-
Consumer	-	-	-	-	-	-

Sub-total:	$12,406	$12,782	$-	$13,884	$14,350	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$4,448	$4,641	$-	$4,696	$4,849	$-
Commercial and multi-family	4,825	4,893	-	5,002	5,060	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	839	867	-	612	626	-
Consumer	-	-	-	-	-	-

Sub-total:	$10,112	$10,401	$-	$10,310	$10,535	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,498	$2,126	$-	$1,505	$2,133	$-
Commercial and multi-family	874	1,146	-	877	1,034	-
Construction	-	-	-	-	-	-
Commercial business(1)	194	640	-	-	274	-
Home equity(2)	80	137	-	82	137	-
Consumer	-	-	-	-	-	-

Sub-total:	$2,646	$4,049	$-	$2,464	$3,578	$-

Total Impaired Loans
with no related allowance recorded:	$25,164	$27,232	$-	$26,658	$28,463	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at March 31, 2015 and December 31, 2014. (In Thousands):

	As of March 31, 2015			As of December 31, 2014
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$8,732	$8,756	$727	$9,235	$9,247	$720
Commercial and multi-family	2,816	2,878	1,055	2,320	2,364	933
Construction	-	-	-	-	-	-
Commercial business(1)	2,282	2,305	451	1,599	1,722	79
Home equity(2)	546	547	4	549	550	5
Consumer	1,670	1,670	626	1,851	1,851	446

Sub-total:	$16,046	$16,156	$2,863	$15,554	$15,734	$2,183

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$5,088	$5,145	$273	$5,087	$5,130	$254
Commercial and multi-family	2,156	2,194	222	1,375	1,408	154
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	357	357	59	552	561	49
Consumer	-	-	-	-	-	-

Sub-total	$7,601	$7,696	$554	$7,014	$7,099	$457

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$90	$104	$14	$90	$105	$14
Commercial and multi-family	-	-	-	-	118	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	369	369	217
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	$ -	-

Sub-total:	$90	$104	$14	$459	$592	$231

Total Impaired Loans
with an allowance recorded:	$23,737	$23,956	$3,431	$23,027	$23,425	$2,871

Total Impaired Loans
with no related allowance recorded:	$25,164	$27,232	$-	$26,658	$28,463	$-

Total Impaired Loans:	$48,901	$51,188	$3,431	$49,685	$51,888	$2,871

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at March 31, 2015, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
March 31, 2015	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	7	$2,190	2	$1,310	9	$3,500
Commercial and multi-family	3	2,729	9	4,834	12	7,563
Construction	-	-	-	-	-	-
Commercial business(1)	1	793	-	-	1	793
Home equity(2)	2	503	2	115	4	618
Consumer	-	-	-	-	-	-

Sub-total:	13	$6,215	13	$6,259	26	$12,474

Acquired loans recorded at fair value:
Residential one-to-four family	21	$4,438	12	$3,067	33	$7,505
Commercial and multi-family	13	4,988	1	608	14	5,596
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	5	636	1	221	6	857
Consumer	-	-	-	-	-	-

Sub-total:	39	$10,062	14	$3,896	53	$13,958

Acquired loans with deteriorated credit:
Residential one-to-four family	6	$2,230	-	$-	6	$2,230
Commercial and multi-family	3	1,146	-	-	3	1,146
Construction	-	-	-	-	-	-
Commercial business(1)	3	273	1	194	4	467
Home equity(2)	-	-	1	127	1	127
Consumer	-	-	-	-	-	-

Sub-total:	12	$3,649	2	$321	14	$3,970

Total	64	$19,926	29	$10,476	93	$30,402

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. A  TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally included, but not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended March 31, 2015.  (Dollars In Thousands):

Three Months Ended March 31, 2015		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	-	$-	$-
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Acquired loans recorded at fair value:
Residential one-to-four family	2	$465	$479
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	223	223
Consumer	-	-	-

Sub-total:	3	$688	$702

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	3	$688	$702

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2015. (Dollars In Thousands):

Three Months Ended March 31, 2015
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans recorded at fair value:
Residential one-to-four family	1	$222
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$222

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	1	$222

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended March 31, 2014. (Dollars In Thousands):

Three Months Ended March 31, 2014		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$432	$432
Commercial and multi-family	1	187	205
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	2	$619	$637

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-	$-
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	2	$619	$637

_________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2014. (Dollars In Thousands):

Three Months Ended March 31, 2014
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans recorded at fair value:
Residential one-to-four family	2	$477
Commercial and multi-family	1	653
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	3	$1,130

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	138
Consumer	-	-

Sub-total:	1	$138

Total	4	$1,268

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of March 31, 2015. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,677	$370	$1,559	$3,606	$130,256	$133,862	$-
Commercial and multi-family	7,385	415	3,702	11,502	792,658	804,160	-
Construction	-	-	-	-	79,498	79,498	-
Commercial business(1)	699	655	722	2,076	56,715	58,791	-
Home equity(2)	575	119	70	764	30,792	31,556	-
Consumer	-	-	-	-	2,570	2,570	-

Sub-total:	$10,336	$1,559	$6,053	$17,948	$1,092,489	$1,110,437	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$2,905	$898	$1,721	$5,524	$73,409	78,933	$-
Commercial and multi-family	3,768	86	1,336	5,190	87,379	92,569	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	6,222	6,222	-
Home equity(2)	238	295	160	693	21,268	21,961	-
Consumer	-	13	-	13	616	629	-

Sub-total:	$6,911	$1,292	$3,217	$11,420	$188,894	$200,314	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$36	$-	$-	$36	$1,552	1,588	$-
Commercial and multi-family	252	-	-	252	874	1,126	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	193	193	1	194	-
Home equity(2)	-	80	-	80	-	80	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$288	$80	$193	$561	$2,427	$2,988	$-

Total	$17,535	$2,931	$9,463	$29,929	$1,283,810	$1,313,739	$-

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2014. (In Thousands):

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of March 31, 2015. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss		Total

Originated loans:
Residential one-to-four family	$123,578	$6,438	$3,846	$-		$-	$133,862
Commercial and multi-family	792,023	1,758	10,379	-		-	804,160
Construction	79,333	165	-	-		-	79,498
Commercial business(1)	52,371	1,993	4,427	-		-	58,791
Home equity(2)	30,266	842	448	-		-	31,556
Consumer	243	2,327	-	-		-	2,570

Sub-total:	$1,077,814	$13,523	$19,100	$-		$-	$1,110,437

Acquired loans recorded at fair value:
Residential one-to-four family	$70,310	$3,167	$5,456	$-	$		78,933
Commercial and multi-family	87,517	1,658	3,394	-		-	92,569
Construction	-	-	-	-		-	-
Commercial business(1)	6,222	-	-	-		-	6,222
Home equity(2)	20,739	132	1,090	-		-	21,961
Consumer	629	-	-	-		-	629

Sub-total:	$185,417	$4,957	$9,940	$-		$-	$200,314

Residential one-to-four family	$238	$589	$761	$-		$-	1,588
Commercial and multi-family	587	539	-	-		-	1,126
Construction	-	-	-	-		-	-
Commercial business(1)	-	-	194	-		-	194
Home equity(2)	-	-	80	-		-	80
Consumer	-	-	-	-		-	-

Sub-total:	$825	$1,128	$1,035	$-		$-	$2,988

Total Gross Loans	$1,264,056	$19,608	$30,075	$-		$-	$1,313,739

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	March 31,	December 31,
	2015	2014

Unpaid principal balance	$211,072	$216,741
Recorded investment	203,302	209,150

The following table presents changes in the accretable discount on loans acquired for the three months ended March 31, 2015  and 2014.  (In Thousands):

	Three Months Ended March 31,
	2015	2014

Balance, Beginning of Period	$70,522	$102,454
Accretion	(3,671)	(14,362)
Net Reclassification from Non-Accretable Difference	83	-
Balance, End of Period	$66,934	$88,092

The following table presents changes in the non-accretable yield on loans acquired for the three months ended March 31, 2015 and 2014. (In Thousands):

	Three Months Ended March 31,
	2015	2014

Balance, Beginning of Period	$3,773	$4,413
Amounts not recognized due to chargeoffs on
transfers to other real estate	-	(91)
Net Reclassification to Accretable Difference	(83)	(93)
Balance, End of Period	$3,690	$4,229

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows.  (In  Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2015:
Securities available for sale — Residential mortgage backed securities	$9,593	$—	$9,593	$—

As of December 31, 2014:
Securities available for sale — Residential mortgage backed securities	$9,768	$—	$9,768	$—

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2015 and 2014.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows.  (In  Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2015:
Impaired Loans	$20,306	$—	$—	$20,306
Other real estate owned	$2,185	$—	$—	$2,185

As of December 31, 2014:
Impaired loans	$20,156	$—	$—	$20,156
Other real estate owned	$3,485	$—	$—	$3,485

Note 7 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2015 and December 31, 2014 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.  (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
March 31, 2015:
Impaired Loans	$20,306	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other Real Estate Owned	$2,185	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2014:
Impaired Loans	$20,156	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other Real Estate Owned	$3,485	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014.

Cash and Cash Equivalents and Interest-Earning Time Deposits (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of March 31, 2015 and December 31, 2014.

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

Note 7 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2015 and December 31, 2014 consisted of the loan balances of $23.7 million and $23.0 million, net of a valuation allowance of $3.4 million and $2.9 million, respectively.

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

Note 7 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$28,535	$28,535	$28,535	$-	$-
Interest-earning time deposits	993	993	993	-	-
Securities available for sale	9,593	9,593	-	9,593	-
Loans held for sale	3,604	3,711	-	3,711	-
Loans receivable, net	1,294,230	1,332,447	-	-	1,332,447
FHLB of New York stock, at cost	9,730	9,730	-	9,730	-
Accrued interest receivable	4,726	4,726	-	4,726	-

Financial liabilities:
Deposits	1,085,899	1,089,726	639,701	450,025	-
Borrowings	183,000	187,963	-	187,963	-
Subordinated debentures	4,124	4,124	-	4,236	-
Acrrued interest payable	883	883	-	883	-

	As of December 31, 2014

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$32,123	$32,123	$32,123	$-	$-
Interest-earning time deposits	993	993	993	-	-
Securities available for sale	9,768	9,768	-	9,768	-
Loans held for sale	3,325	3,424	-	3,424	-
Loans receivable, net	1,207,850	1,244,434	-	-	1,244,434
FHLB of New York stock, at cost	8,830	8,830	-	8,830	-
Accrued interest receivable	4,454	4,454	-	4,454	-

Financial liabilities:
Deposits	1,028,556	1,032,275	616,019	416,256	-
Debt	159,000	163,312	-	163,312	-
Subordinated debentures	4,124	4,236	-	4,236	-
Accrued interest payable	815	815	-	815	-

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased by $81.9 million, or 6.3%, to $1.384 billion at March 31, 2015 from $1.302 billion at December 31, 2014. The increase in total assets occurred primarily as a result of an increase in loans receivable, net of $86.4 million, partially offset by a decrease in total cash and cash equivalents of $3.6 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase securities in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices in 2015.

Total cash and cash equivalents decreased by $3.6 million, or 11.2%, to $28.5 million at March 31, 2015 from $32.1 million at December 31, 2014.

Loans receivable, net increased by $86.4 million, or 7.2%, to $1.294 billion at March 31, 2015 from $1.208 billion at December 31, 2014. The increase resulted primarily from a $73.7 million increase in real estate mortgages, primarily comprising commercial and multi-family, construction and commercial participation loans with other financial institutions, along with a $4.4 million increase in business loans and commercial lines of credit, an increase of $8.7 million in residential real estate loans, and a $605,000 increase in home equity loans and home equity lines of credit. As of March 31, 2015, the allowance for loan losses was $16.7 million, or 92.4%, of non-performing loans and 1.27% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc. and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $57.3 million, or 5.6%, to $1.086 billion at March 31, 2015 from $1.029 billion at December 31, 2014. The increase resulted primarily from a $13.9 million increase in non-interest-bearing deposits, an increase of $33.6 million in certificate of deposits, a $29.6 million increase in NOW deposits, and a $1.3 million increase in money market interest-bearing deposits, partly offset by a decrease of $21.0 million in savings and club deposits. In addition to organic deposit growth resulting from the opening of five additional branches over the last 12 months, the Company has also added listing service certificates of deposit and brokered certificates of deposit to fund loan growth. During the quarter ended March 31, 2015, the Federal Open Market Committee (FOMC) has continued its accommodative monetary policy. This extended environment of historically low short-term market rates has resulted in continuing parallel low retail deposit account yields, directly decreasing interest expense.

Short-term borrowings decreased by $23.0 million, or 88.5%, to $3.0 million at March 31, 2015 from $26.0 million at December 31, 2014. Long-term borrowed money increased by $47.0 million, or 35.3%, to $180.0 million at March 31, 2015 from $133.0 million at December 31, 2014. The purpose of these borrowings reflected the use of long- and short-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities. The increase in Federal Home Loan Bank advances resulted from the Company’s utilization of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy.

Stockholders’ equity increased by $700,000, or 0.7%, to $103.0 million at March 31, 2015 from $102.3 million at December 31, 2014. The increase in stockholders’ equity was primarily attributable to net income of $1.8 million, partly offset by cash dividends paid during the period totaling $1.1 million on outstanding common shares of stock and $202,000 on outstanding preferred stock. The Company accrued a dividend payable for the first quarter on the preferred shares for $202,000 which will be paid in the second quarter. As of March 31, 2015, the Bank’s Tier 1, Tier 1 Risk-Based, Total Risk-Based Capital and Common Equity Tier 1 Capital Ratios were 8.04%, 9.30%, 10.55% and 9.30%, respectively.

Three Months of Operation

Net income was $1.8 million for the three months ended March 31, 2015, compared with $2.2 million for the three months ended March 31, 2014. The decrease in net income was primarily related to an increase in non-interest expense, partly offset by an increase in net interest income and decreases in the provision for loan losses and income tax provision.

Net interest income increased by $527,000, or 4.4%, to $12.6 million for the three months ended March 31, 2015 from $12.1 million for the three months ended March 31, 2014. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $108.2 million, or 9.0%, to $1.306 billion for the three months ended March 31, 2015 from $1.198 billion for the three months ended March 31, 2014, partly offset by a decrease in the average yield on interest-earning assets of 13 basis points to 4.75% for the three months ended March 31, 2015 from 4.88% for the three months ended March 31, 2014. The average balance of interest-bearing liabilities increased by $101.7 million or 10.2% to $1.096 billion for the three months ended March 31, 2015 from $994.0 million for the three months ended March 31, 2014, while the average cost of interest-bearing liabilities increased by four basis points to 1.07% for the three months ended March 31, 2015 from 1.03% for the three months ended March 31, 2014. Net interest margin was 3.86% for the three-month period ended March 31, 2015 and 4.03% for the three-month period ended March 31, 2014.

Interest income on loans receivable increased by $1.7 million, or 12.3%, to $15.4 million for the three months ended March 31, 2015 from $13.7 million for the three months ended March 31, 2014. The increase was primarily attributable to an increase in the average balance of loans receivable of $209.4 million, or 19.9%, to $1.261 billion for the three months ended March 31, 2015 from $1.052 billion for the three months ended March 31, 2014, partially offset by a decrease in the average yield on loans receivable to 4.87% for the three months ended March 31, 2015 from 5.20% for the three months ended March 31, 2014. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included the hiring of additional loan production and business development personnel and the opening of five additional branches over the last 12 months. The decrease in average yield reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $781,000, or 84.3%, to $146,000 for the three months ended March 31, 2015 from $927,000 for the three months ended March 31, 2014.  This decrease was primarily due to a decrease in the average balance of securities of $101.7 million, or 84.2%, to $19.1 million for the three months ended March 31, 2015 from $120.8 million for the three months ended March 31, 2014, and a decrease in the average yield of securities to 3.06% for the three months ended March 31, 2015 from 3.07% for the three months ended March 31, 2014. The decrease in the average balance of securities primarily resulted from the sales of $99.2 million of mortgage backed securities in the third quarter of 2014.

Interest income on other interest-earning assets decreased by $6,000, or 46.2%, to $7,000 for the three months ended March 31, 2015 from $13,000 for the three months ended March 31, 2014. This decrease was primarily due to a decrease in the average yield on other interest-earning assets to 0.11% for the three months ended March 31, 2015 from 0.20% for the three months ended March 31, 2014. The average balance of other interest-earning assets increased $598,000, or 2.3%, to $26.2 million for the three months ended March 31, 2015 from $25.6 million for the three months ended March 31, 2014. The static nature of the average yield on other interest-earning assets reflects the current philosophy of the FOMC of keeping short-term interest rates at historically low levels for the last several years.

Total interest expense increased by $372,000, or 14.5%, to $2.9 million for the three months ended March 31, 2015 from $2.6 million for the three months ended March 31, 2014. The increase resulted primarily from an increase in the average balance of borrowings of $47.6 million, or 36.2%, to $179.1 million for the three months ended March 31, 2015 from $131.5 million for the three months ended March 31, 2014, and an increase in the average balance of deposits of $54.1 million, or 6.3%, to $916.6 million for the three months ended March 31, 2015 from $862.5 million for the three months ended March 31, 2014, as well as an increase in the average cost of interest-bearing liabilities of four basis points to 1.07% for the three months ended March 31, 2015 from 1.03% for the three months ended March 31, 2014. The increase in the average rate on interest-bearing liabilities was due to competitive forces in attracting new deposits and a change in the mix of funding sources and terms to support aggressive loan growth.

The provision for loan losses totaled $720,000 and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2015, the Company experienced $208,000 in charge-offs. During the year ended December 31, 2014, the Company experienced $991,000 in net charge-offs (consisting of $437,000 in charge-offs and $446,000 in recoveries). The Bank had non-performing loans totaling $18.1 million, or 1.38%, of gross loans at March 31, 2015 and $19.6 million, or 1.6%, of gross loans at December 31, 2014. The allowance for loan losses was $16.7 million, or 1.27%, of gross loans at March 31, 2015, $16.2 million, or 1.32%, of gross loans at December 31, 2014 and $14.6 million, or 1.36%, of gross loans at March 31, 2014. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2015 and December 31, 2014.

Total non-interest income decreased by $95,000, or 7.3%, to $1.2 million for the three months ended March 31, 2015 from $1.3 million for the three months ended March 31, 2014. Non-interest income reflected a decrease of $101,000, or 13.0%, in gain on sale of loans originated for sale to $676,000 for the three months ended March 31, 2015 from $777,000 for the three months ended March 31, 2014.

Total non-interest expense increased by $1.4 million, or 16.7%, to $10.0 million for the three months ended March 31, 2015 from $8.6 million for the three months ended March 31, 2014. Salaries and employee benefits expense increased by $764,000,  or 17.1%, to $5.2 million for the three months ended March 31, 2015 from $4.5 million for the three months ended March 31, 2014. This increase in both salaries and employee benefits was mainly attributable to an increase of 52 full-time equivalent employees, or 19.2%, to 323 at March 31, 2015 from 271 at March 31, 2014, which relates to the addition of business development and loan administration employees and the opening of new branch offices in the second half of 2014 and in the first quarter of 2015. Occupancy expense increased by $330,000, or 33.7%, to $1.3 million for the three months ended March 31, 2015 from $980,000 for the three months ended March 31, 2014. Equipment expense increased by $175,000, or 12.9%, to $1.5 million for the three months ended March 31, 2015 from $1.4 million for the three months ended March 31, 2014. The increases in occupancy and equipment expenses related primarily to the opening of new branch offices in the second half of 2014 and the first quarter of 2015. Professional fees decreased by $388,000, or 79.2%, to $102,000 for the three months ended March 31, 2015 from $490,000 for the three months ended March 31, 2014. Director fees increased by $11,000, or 6.5%, to $179,000 for the three months ended March 31, 2015 from $168,000 for the three months ended March 31, 2014. Regulatory assessments increased by $23,000, or 9.1%, to $275,000 for the three months ended March 31, 2015 from $252,000 for the three months ended March 31, 2014. Advertising expense increased by $264,000, or 151.7%, to $438,000 for the three months ended March 31, 2015 from $174,000 for the three months ended March 31, 2014, primarily due to our marketing efforts related to the previously mentioned expansion of our geographic footprint and to a Bank rebranding initiative. Other real estate owned (OREO) expenses increased by $41,000 to $49,000 for the three months ended March 31, 2015 from $8,000 for the three months ended March 31, 2014. Other non-interest expense increased by $208,000, or 31.2%, to $874,000 for the three months ended March 31, 2015 from $666,000 for the three months ended March 31, 2014. Other non-interest expense comprises loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication and other fees and expenses.

Income tax provision decreased by $327,000, or 20.8%, to $1.3 million for the three months ended March 31, 2015 from $1.6 million for the three months ended March 31, 2014. The decrease in income tax provision was a result of lower taxable income during the three-month period ended March 31, 2015 as compared with the three months ended March 31, 2014. The consolidated effective tax rate for the three months ended March 31, 2015 was 40.3% compared to 41.3% for the three months ended March 31, 2014.

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

At March 31, 2015, the Company had overnight borrowings outstanding with the FHLB of $3.0 million compared to $26.0 million at December 31, 2014. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $187.1 million at March 31, 2015 as compared to $163.1 million at December 31, 2014.

The Company had the ability at March 31, 2015 to obtain additional funding from the FHLB of $62.7 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $287.0 million at March 31, 2015. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources.  At March 31, 2015, and December 31, 2014, BCB Community Bank exceeded all of its regulatory capital requirements to which it is subject.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action

	(Dollars in Thousands)
As of March 31, 2015
Tangible capital to tangible assets	8.04%	4.00%	5.00%
Tier 1 capital (core) (to adjusted total assets)	9.30%	6.00%	8.00%
Total capital (to risk-weighted assets)	10.55%	8.00%	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	9.30%	4.50%	6.50%

As of December 31, 2014
Tangible capital to tangible assets	8.33%	4.00%	5.00%
Tier 1 capital (core) (to adjusted total assets)	10.48%	4.00%	6.00%
Total capital (to risk-weighted assets)	11.73%	8.00%	10.00%

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings and defined benefit plan obligations to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The Bank exercised the opt-out election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Bank and the Company currently comply with the final rule.

At March 31, 2015 and December 31, 2014, the Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee, which consists of senior management and outside directors operating under a policy adopted by the Board of Directors, meets quarterly to review our asset/liability policies and interest rate risk position.

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2015. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2015. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$122,710	$(55,668)	(31.21)%	9.34%	(302)	bps
+200bp	141,848	(36,529)	(20.48)	10.46	(191)	bps
+100bp	161,365	(17,012)	(9.54)	11.54	(83)	bps
PAR	178,377	-	-	12.37	-	bps
-100bp	214,384	36,007	20.19	14.36	200	bps

bp – basis points

The table above indicates that as of March 31, 2015, in the event of a 100 basis point increase in interest rates, we would experience a 9.54%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of March 31, 2015, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse affect on our financial condition or results of operations.

      The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, is a named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity (the "Action”). On May 9, 2012, the Company and the other defendants obtained partial summary judgment, dismissing three of the five Counts of the plaintiff's Complaint. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. The obligation to pay that amount has been stayed.

      The Company and the other defendants filed a motion for summary judgment seeking the dismissal of the remaining two Counts of the plaintiff's Complaint. That motion was denied, without prejudice, on February 19, 2014.

      Since that date, the parties conferred in an effort to resolve the Action. The terms of a proposed Stipulation of Settlement ("Stipulation") have been agreed to by the plaintiff class, the Company and the remaining defendants. In consideration for the full settlement and release of all Released Claims (as that term is defined in the Stipulation) and the dismissal of the Action with prejudice as against the Company and the remaining defendants, the Company, on its own behalf and on behalf of the remaining defendants, will pay $1,950,000.00 to the Class.

      On January 9, 2015, the court entered an Order Granting Preliminary Approval of the Proposed Class Settlement and Authorizing the Dissemination of Notice to the Class. Pursuant to the court rules, a "Fairness Hearing" to determine if the proposed settlement is fair, reasonable and adequate has been scheduled for May 22, 2015.

          The Company and the other defendants in the Action ("Plaintiffs") have brought a lawsuit ("Carrier Suit") against Progressive Insurance Company ("Progressive"), the Directors' and Officers' Liability insurance carrier for Pamrapo Bancorp, Inc., at the time of its merger with the Company on July 6, 2010, and Colonial American Insurance Company ("Colonial"), the Directors' and Officers' Liability insurance carrier for the Company at the time of the merger.  The Carrier Suit seeks, among other claims, indemnification, payment of and/or contribution toward the above settlement, payment of and/or contribution toward the above award of interim attorney's fees to the plaintiff class's counsel, payment of and/or contribution toward any future award of attorney's fees to the plaintiff class's counsel, and reimbursement of the attorney's fees and defense costs incurred by the Plaintiffs in defending the Action.

       Progressive made a motion to dismiss the Carrier Suit in 2014. The Plaintiffs opposed that motion. That motion was administratively terminated by Order of the court, dated December 3, 2014.  By Order of the court, dated December 3, 2014, the Plaintiffs' motion to file an Amended Complaint was granted.

       On or about January 6, 2015, Progressive again made a motion to dismiss the Carrier Suit. The Plaintiffs have opposed that motion. That motion is pending.

       A Mediation session ("Mediation") was held on March 11, 2015, among the parties. Following the Mediation, the Plaintiffs and Colonial agreed to settle the Plaintiff's claims against Colonial for $1,750,000.00. The terms of a Settlement Agreement are being negotiated as of March 31, 2015.

       The Plaintiffs and Progressive did not settle their respective claims. The Carrier Suit continues with respect to those parties. Discovery has been exchanged among the parties. The Plaintiffs are vigorously pursuing full recovery.

ITEM 1.A. RISK FACTORS

Other than as set forth below, there have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Form 10-K for the year ended December 31, 2014.

The asset quality of our loan portfolio may deteriorate if the economy falters, resulting in a portion of our loans failing to perform in accordance with their terms. Under such circumstances our profitability will be adversely affected.

At March 31, 2015, the Company had $49.7 million in classified loans of which none were classified as doubtful, $30.1 million were classified as substandard and $19.6 million were classified as special mention.  In addition, at that date we had $18.1 million in non-accruing loans.  We have adhered to stringent underwriting standards in the origination of loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy.  Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. There were no stock purchases for the three months ended March 31, 2015.

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

BCB BANCORP, INC.

Date: May 7, 2015	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)