Form 10-Q
period 2015-06-30
BCB BANCORP INC
filed 2015-08-07
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 3, 2015, BCB Bancorp, Inc., had 8,431,136 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Cash and amounts due from depository institutions	$12,377	$11,202
Interest-earning deposits	33,514	20,921
Total cash and cash equivalents	45,891	32,123

Interest-earning time deposits	993	993
Securities available for sale	8,963	9,768
Loans held for sale	794	3,325
Loans receivable, net of allowance for loan losses of $17,712 and
$16,151, respectively	1,388,781	1,207,850
Federal Home Loan Bank of New York stock, at cost	10,711	8,830
Premises and equipment, net	15,905	14,295
Accrued interest receivable	4,926	4,454
Other real estate owned	2,113	3,485
Deferred income taxes	10,392	9,703
Other assets	8,619	7,074
Total Assets	$1,498,088	$1,301,900

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$148,357	$127,308
Interest bearing deposits	1,029,989	901,248
Total deposits	1,178,346	1,028,556
Short-term debt	2,000	26,000
Long-term debt	200,000	133,000
Subordinated debentures	4,124	4,124
Other liabilities and accrued interest payable	7,644	7,968
Total Liabilities	1,392,114	1,199,648

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,343 shares of series A and B 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share)	-	-
Additional paid-in capital preferred stock	15,676	13,326
Common stock; $0.064 stated value; 20,000,000 shares authorized, issued 10,960,399 and 10,924,054 shares at June 30, 2015 and December 31, 2014, respectively,
outstanding 8,431,136 shares and 8,393,791 shares, respectively	701	699
Additional paid-in capital common stock	93,139	92,686
Retained earnings	26,955	25,983
Accumulated other comprehensive (loss)	(1,401)	(1,337)
Treasury stock, at cost, 2,529,263 and 2,530,263 shares, at June 30,2015 and December 31, 2014,respectively	(29,096)	(29,105)
Total Stockholders' Equity	105,974	102,252

Total Liabilities and Stockholders' Equity	$1,498,088	$1,301,900

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income:
Loans, including fees	$16,864	$13,881	$32,231	$27,562
Investments, taxable	152	878	298	1,793
Investments, non-taxable	-	13	-	25
Other interest-earning assets	20	11	27	24
Total interest income	17,036	14,783	32,556	29,404

Interest expense:
Deposits:
Demand	227	127	399	248
Savings and club	94	91	216	182
Certificates of deposit	1,382	1,049	2,503	2,141
	1,703	1,267	3,118	2,571
Borrowed money	1,637	1,272	3,151	2,525
Total interest expense	3,340	2,539	6,269	5,096

Net interest income	13,696	12,244	26,287	24,308
Provision for loan losses	1,130	450	1,850	1,450

Net interest income after provision for loan losses	12,566	11,794	24,437	22,858

Non-interest income:
Fees and service charges	533	528	1,033	1,032
Gain on sales of loans	1,237	230	1,913	1,007
Gain on sales of securities held to maturity	-	39	-	39
Gain on sale of securities available for sale	-	1,223	-	1,223
Other	17	18	46	37
Total non-interest income	1,787	2,038	2,992	3,338

Non-interest expense:
Salaries and employee benefits	5,616	5,042	10,841	9,503
Occupancy expense of premises	1,378	964	2,688	1,944
Equipment	1,574	1,341	3,106	2,698
Professional fees	304	533	406	1,023
Director fees	200	194	379	362
Regulatory assessments	265	282	540	534
Advertising	237	266	675	440
Other real estate owned, net	120	32	169	40
Other	1,469	812	2,343	1,478
Total non-interest expense	11,163	9,466	21,147	18,022

Income before income tax provision	3,190	4,366	6,282	8,174
Income tax provision	1,309	1,736	2,555	3,309

Net Income	$1,881	$2,630	$3,727	$4,865
Preferred stock dividends	201	204	403	397
Net Income available to common stockholders	$1,680	$2,426	$3,324	$4,468

Net Income per common share-basic and diluted
Basic	$0.20	$0.29	$0.40	$0.54
Diluted	$0.20	$0.29	$0.39	$0.53

Weighted average number of common shares outstanding
Basic	8,421	8,353	8,410	8,346
Diluted	8,447	8,401	8,434	8,396

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Income	$1,881	$2,630	$3,727	$4,865
Other comprehensive loss, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period (a)	(91)	-	(49)	126
Less: reclassification adjustment for gains included in net income (b)	-	(721)	-	(721)
Benefit plans (c)	-	-	(15)	-
Other comprehensive loss	(91)	(721)	(64)	(595)
Comprehensive income	$1,790	$1,909	$3,663	$4,270

(a)

Represents the net change of the unrealized gain (loss) on available-for-sale securities. Represents unrealized gains (losses) of ($153,000), $0,  ($83,000), and $213,000, respectively, less deferred taxes of ($62,000),  $0,  ($34,000) and $87,000,  respectively.

(b)

Represents the sale of available-for-sale securities during the three months and six months ended June 30, 2014, for which unrealized gains were previously reported totaling $1.2 million, less deferred taxes of $498,000.  No sales of available-for-sale securities occurred during the three months and six months ended June 30, 2015. The Consolidated Statements of Income line items impacted by these amounts are gains on sale of securities available for sale and income tax provision.

(c)

Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $0,  $0,  $25,000,and $0 respectively, less deferred taxes of $0,  $0,  $10,000,  and $0, respectively. The Consolidated Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2015	$—	$699	$106,012	$25,983	$(29,105)	$(1,337)	$102,252

Proceeds from issuance of Series C preferred stock	—	—	2,350	—	—	—	2,350

Stock-based compensation expense	—	—	33	—	—	—	33

Treasury stock adjustment	—	—	—	—	9	—	9

Dividends payable on Series A and Series B 6% noncumulative perpetual preferred stock	—	—	—	(403)	—	—	(403)

Cash dividends on common stock ($0.14 per share)	—	—	—	(2,230)	—	—	(2,230)
declared

Dividend Reinvestment Plan	—	—	122	(122)	—	—	-

Stock Purchase Plan	—	2	298	-	—	—	300

Net income	—	—	—	3,727	—	—	3,727
					—
Other comprehensive loss	—	—	—	—	—	(64)	(64)

Ending Balance at June 30, 2015	$—	$701	$108,815	$26,955	$(29,096)	$(1,401)	$105,974

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2014	$—	$694	$104,620	$23,710	$(29,093)	$129	$100,060

Proceeds from issuance of Series B preferred stock	—	—	770	—	—	—	770

Exercise of stock options (116,584 shares)	—	3	305	—	—	—	308

Stock-based compensation expense	—	—	26	—	—	—	26

Treasury Stock Purchases (884 shares)	—	—	—	—	(12)	—	(12)

Dividends payable on Series A and Series B 6% noncumulative perpetual preferred stock	—	—	—	(397)	—	—	(397)

Cash dividends on common stock ($0.12 per share in February and $0.14 per share in May) declared	—	—	—	(2,170)	—	—	(2,170)

Net income	—	—	—	4,865	—	—	4,865
					—
Other comprehensive loss	—	—	—	—	—	(595)	(595)

Ending Balance at June 30, 2014	$—	$697	$105,721	$26,008	$(29,105)	$(466)	$102,855

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities :
Net Income	$3,727	$4,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,037	719
Amortization and accretion, net	(275)	(307)
Provision for loan losses	1,850	1,450
Deferred income tax benefit	(645)	(616)
Loans originated for sale	(11,950)	(11,458)
Proceeds from sale of loans originated for sale	15,669	10,412
Gain on sales of loans originated for sale	(1,913)	(1,007)
Fair value adjustment of OREO	72	-
Gain on sales of securities held to maturity	-	(39)
Gain on sales of securities available for sale	-	(1,223)
Stock compensation expense	33	26
(Increase) decrease in interest receivable	(472)	71
Increase in other assets	(1,546)	(2,968)
Increase (decrease) in accrued interest payable	184	(12)
Increase (decrease) increase in other liabilities	(533)	(738)

Net Cash Provided by (Used in) Operating Activities	5,238	(825)

Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	-	8,717
Proceeds from call of securities available for sale	688	-
Purchases of securities held to maturity	-	(3,034)
Proceeds from sales of securities held to maturity	-	536
Proceeds from sales of securities available for sale	-	1,320
Proceeds from sales of other real estate owned	1,300	-
Purchases of loans	925	-
Net increase in loans receivable	(182,672)	(77,369)
Additions to premises and equipment	(2,646)	(286)
Purchase of Federal Home Loan Bank of New York stock	(1,881)	(1,444)

Net Cash Used In Investing Activities	(184,286)	(71,560)

Cash flows from financing activities:
Net increase in deposits	149,790	40,871
Proceeds from long-term debt	67,000	-
Net change in short-term debt	(24,000)	27,500
Purchases/adjustments of treasury stock	9	(12)
Cash dividend paid on common stock	(2,230)	(2,170)
Cash dividend paid on preferred stock	(403)	(397)
Net proceeds from issuance of common stock	300	305
Net proceeds from issuance of preferred stock	2,350	770
Exercise of stock options	-	3

Net Cash Provided by Financing Activities	192,816	66,870

Net Increase (Decrease) In Cash and Cash Equivalents	13,768	(5,515)
Cash and Cash Equivalents-Beginning	32,123	29,844

Cash and Cash Equivalents-Ending	$45,891	$24,329

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$1,914	$6,744
Interest	$6,085	$5,108

Non-cash items:
Transfer of loans to other real estate owned	$-	$1,068
Reclassification of loans originated for sale to held to maturity	$725	$460

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2015, and the date these consolidated financial statements were issued.

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

Additionally, this amendment requires interim and annual disclosure of both a) the amount of foreclosed residential real estate property held by the creditor and b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. At June 30, 2015 the amount of foreclosed 1-4 family residential properties held by the Company was $198,000. As of June 30, 2015 the amount of 1-4 family residential loans in the process of foreclosure was $8.2 million.

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

For a public business entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted.

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

Note 2 – Reclassification

Certain amounts as of December 31, 2014 and the three and six month periods ended June 30, 2014 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Pension plan:
Interest cost	$96	$199	$161	$100
Expected return on plan assets	(163)	(308)	(272)	(154)
Amortization of unrecognized loss	27	-	45	-

Net periodic pension benefit	(40)	(109)	(66)	(54)

SERP plan:
Interest cost	$4	$10	$6	$5

Net periodic postretirement cost	$4	$10	$6	$5

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On March 7, 2014, a grant of 110,000 options and on January 17, 2013, a grant of 130,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on March 7, 2014 and January 17, 2013, respectively. There were 6,000 stock options granted to employees in the fourth quarter of 2014, which vest at a rate of 20% per year.

There was no stock option activity in the six months ended June 30, 2015.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2014	289,720	$8.93-15.65	$11.18

Options granted	-	0	0.00
Options exercised	-	0	0.00
Options forfeited	-	0	0.00
Options expired	-	0

Outstanding at June 30, 2015	289,720	$8.93-15.65	$11.18

As of June 30, 2015, stock options which were granted and were exercisable totaled 74,220 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 215,500 shares underlying unexercised options outstanding as of June 30, 2015 is $548,758 over a weighted average period of 8.01 years.

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

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 59,975 shares underlying unexercised options outstanding as of June 30, 2014 was $534,667 over a weighted average period of 9.09 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months and six months ended June 30, 2015 and 2014, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended June  30, 2015 and 2014, the weighted average number of outstanding options considered to be anti-dilutive were 48,024 and 31,044 respectively, and for the six months ended June 30, 2015 and 2014, the weighted average number of outstanding options considered to be anti-dilutive were 127,000 and 15,522, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$1,680			$2,426

Basic earnings per share-
Income available to
Common stockholders	$1,680	8,421	$0.20	$2,426	8,353	$0.29

Effect of dilutive securities:
Stock options	-	26		-	48

Diluted earnings per share-
Income available to
Common stockholders	$1,680	8,447	$0.20	$2,426	8,401	$0.29

	For the Six Months Ended June 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$3,324			$4,468

Basic earnings per share-
Income available to
Common stockholders	$3,324	8,410	$0.40	$4,468	8,346	$0.54

Effect of dilutive securities:
Stock options	-	24		-	50

Diluted earnings per share-
Income available to
Common stockholders	$3,324	8,434	$0.39	$4,468	8,396	$0.53

Note 5 – Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June 30, 2015 and December 31, 2014:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,452	$28	$63	$3,417
Due after ten years	5,524	86	64	5,546

	$8,976	$114	$127	$8,963

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,485	$32	$60	$3,457
Due after ten years	6,213	140	42	6,311

	$9,698	$172	$102	$9,768

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2015
Residential mortgage-backed securities	$-	$-	$3,917	$127	$3,917	$127

	$-	$-	$3,917	$127	$3,917	$127

December 31, 2014
Residential mortgage-backed securities	$1,435	$5	$2,750	$97	$4,185	$102

	$1,435	$5	$2,750	$97	$4,185	$102

Our investment portfolio is reviewed each quarter for indications of other-than temporary impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not believe that any of the unrealized losses as of June 30, 2015, (which are related to three residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies, including FNMA, FHLMC and GNMA. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of June 30, 2015 and December 31, 2014 by segment and class:

	June 30, 2015	December 31, 2014
	(In Thousands)
Originated loans:
Residential one-to-four family	$134,794	$124,642
Commercial and multi-family	894,239	732,791
Construction	86,751	73,497
Commercial business(1)	67,661	54,244
Home equity(2)	31,748	30,175
Consumer	1,862	2,178

Sub-total	1,217,055	1,017,527

Acquired loans recorded at fair value:
Residential one-to-four family	75,137	81,051
Commercial and multi-family	88,328	95,191
Construction	-	-
Commercial business(1)	4,566	6,381
Home equity(2)	20,713	22,698
Consumer	605	652

Sub-total	189,349	205,973

Acquired loans with deteriorated credit:
Residential one-to-four family	1,579	1,595
Commercial and multi-family	1,119	1,130
Construction	-	-
Commercial business(1)	167	369
Home equity(2)	77	82
Consumer	-	-

Sub-total	2,942	3,176

Total Loans	1,409,346	1,226,676

Less:
Deferred loan fees, net	(2,853)	(2,675)
Allowance for loan losses	(17,712)	(16,151)

	(20,565)	(18,826)

Total Loans, net	$1,388,781	$1,207,850

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

The methodology includes the segregation of the loan portfolio into two divisions. Loans that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience, including consideration of peer loss analysis, with an adjustment for qualitative factors referred to above. Impaired loans are loans which are more than 90 days delinquent, troubled debt restructured, or contractual principal and interest collections are not expected to be received. These loans are individually evaluated for loan loss either by current appraisal, or net present value of cash flows, and assigned a specific reserve when it is probable that we will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly.

The loan portfolio is segmented into the following loan classes, where the risk level for each class is analyzed when determining the allowance for loan losses:

Residential one-to-four family real estate loans. These loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate residential family real estate loans decreases the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Repayment risk may be affected by a number of factors including, but not necessarily limited to, job loss, divorce, illness and personal bankruptcy of the borrower.

Commercial and multi-family real estate loans. These loans entail significant additional risks as compared with residential real estate loans. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally.

Construction loans. These loans are generally considered to be high risk due to the concentration of principal in a limited number of loans and borrowers and the effects of the general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residence.

Commercial business loans. These types of loans which include lines of credit, are generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans are primarily secured by inventories and other business assets. In most cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

Home Equity Loans. Home equity lending entails certain risks such as interest rate risk and risk of non-repayment. The marketability of the underlying property may be adversely affected by higher interest rates, decreasing the collateral securing the loan. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower. Home equity line of credit lending entails securing an equity interest in the borrower’s home. In many cases, the Company’s position in these loans is as a junior lien holder to another institution’s superior lien. This type of lending is often priced on an adjustable rate basis with the rate set at or above a predefined index. Adjustable-rate loans decreases the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.

Other consumer loans. Other consumer loans generally have more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally have shorter terms and higher interest rates than other lending. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

        Acquired loans. For acquired loans that have been added to portfolio via our purchase of banks are recorded at fair value with no carryover of a related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of June 30, 2015, we had $34.5 million in loans classified as substandard,  $18.6 million in loans classified as special mention and no loans classified as doubtful or loss. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan was in the process of being revalued.

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2015. The table also details the amount of total loans receivable, loans receivable that are evaluated individually  and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of June 30, 2015. (In Thousands):

		Commercial &
	Residential	Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,310	$10,387	$1,056	$1,242	$316	$629	$168		$16,108
Acquired loans recorded at fair value:	336	141	-	-	46	-	-		523
Acquired loans with deteriorated credit:	60	23	-	11	3	-	-		97
Beginning Balance, March 31, 2015	2,706	10,551	1,056	1,253	365	629	168		16,728

Charge-offs:
Originated Loans:	-	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	58	-	-	-	68	-	-	-	126
Acquired loans with deteriorated credit:	-	-	-	27	-	-	-	-	27
Sub-total:	58	-	-	27	68	-	-		153

Recoveries:
Originated Loans:	-	6	-	-	-	-	-		6
Acquired loans recorded at fair value:	-	-	-	-	1	-	-		1
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Sub-total:	-	6	-	-	1	-	-		7

Provisions:
Originated Loans:	(142)	1,053	80	150	2	93	(5)		1,231
Acquired loans recorded at fair value:	(98)	(66)	-	-	52	-	-		(112)
Acquired loans with deteriorated credit:	(6)	(3)	-	20	-	-	-		11
Sub-total:	(246)	984	80	170	54	93	(5)		1,130

Totals:
Originated Loans:	2,168	11,446	1,136	1,392	318	722	163		17,345
Acquired loans recorded at fair value:	180	75	-	-	31	-	-		286
Acquired loans with deteriorated credit:	54	20	-	4	3	-	-		81
Ending Balance, June 30, 2015	$2,402	$11,541	$1,136	$1,396	$352	$722	$163		$17,712

Loans Receivable:

Ending Balance Originated Loans:	$134,794	$894,239	$86,751	$67,661	$31,748	$1,862	$-		$1,217,055
Ending Balance Acquired loans recorded at fair value:	75,137	88,328	-	4,566	20,713	605	-		189,349
Ending Balance Acquired loans with deteriorated credit:	1,579	1,119	-	167	77	-	-		2,942
Total Gross Loans:	$211,510	$983,686	$86,751	$72,394	$52,538	$2,467	$-		$1,409,346

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,245	$11,643	$-	$4,847	$1,396	$1,463	$-		$29,594
Ending Balance Acquired loans recorded at fair value:	10,344	6,989	-	-	960	-	-		18,293
Ending Balance Acquired loans with deteriorated credit:	1,579	871	-	167	77	-	-		2,694
Ending Balance Loans individually evaluated
for impairment:	$22,168	$19,503	$-	$5,014	$2,433	$1,463	$-		$50,581

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$124,549	$882,596	$86,751	$62,814	$30,352	$400	$-		$1,187,462
Ending Balance Acquired loans recorded at fair value:	64,793	81,339	-	4,566	19,753	605	-		171,056
Ending Balance Acquired loans with deteriorated credit:	-	248	-	-	-	-	-		248
Ending Balance Loans collectively evaluated
for impairment:	$189,342	$964,183	$86,751	$67,380	$50,105	$1,005	$-		$1,358,766

_________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2015, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,364	$10,028	$1,080	$876	$333	$449	$121		$15,251
Acquired loans recorded at fair value:	417	102	-	-	58	-	-		577
Acquired loans with deteriorated credit:	64	23	-	233	3	-	-		323
Beginning Balance, December 31, 2014	2,845	10,153	1,080	1,109	394	449	121		16,151

Charge-offs:
Originated Loans:	-	10	-	22	-	-	-	-	32
Acquired loans recorded at fair value:	62	-	-	-	68	-	-	-	130
Acquired loans with deteriorated credit:	-	-	-	199	-	-	-	-	199
Sub-total:	62	10	-	221	68	-	-		361

Recoveries:
Originated Loans:	-	70	-	-	-	-	-		70
Acquired loans recorded at fair value:	-	-	-	-	2	-	-		2
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Sub-total:	-	70	-	-	2	-	-		72

Provisions:
Originated Loans:	(196)	1,358	56	538	(15)	273	42		2,056
Acquired loans recorded at fair value:	(175)	(27)	-	-	39	-	-		(163)
Acquired loans with deteriorated credit:	(10)	(3)	-	(30)	-	-	-		(43)
Sub-total:	(381)	1,328	56	508	24	273	42		1,850

Totals:
Originated Loans:	2,168	11,446	1,136	1,392	318	722	163		17,345
Acquired loans recorded at fair value:	180	75	-	-	31	-	-		286
Acquired loans with deteriorated credit:	54	20	-	4	3	-	-		81
Ending Balance, June 30, 2015	$2,402	$11,541	$1,136	$1,396	$352	$722	$163		$17,712

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the year ended December 31, 2014. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of December 31, 2014. (In Thousands):

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2014. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of June 30, 2014 (In Thousands):

		Commercial &
	Residential	Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$1,627	$8,521	$655	$1,252	$370	$138	$147		$12,710
Acquired loans recorded at fair value:	707	779	-	-	128	15	-		1,629
Acquired loans with deteriorated credit:	69	81	-	154	3	-	-		307
Beginning Balance, March 31, 2014	2,403	9,381	655	1,406	501	153	147		14,646

Charge-offs:
Originated Loans:	-	256	-	-	-	-	-	-	256
Acquired loans recorded at fair value:	-	32	-	-	-	-	-	-	32
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-
Sub-total:	-	288	-	-	-	-	-		288

Recoveries:
Originated Loans:	-	-	-	-	-	-	-		-
Acquired loans recorded at fair value:	-	73	65	-	6	-	-		144
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Sub-total:	-	73	65	-	6	-	-		144

Provisions:
Originated Loans:	707	115	13	(341)	152	(6)	196		836
Acquired loans recorded at fair value:	(81)	(124)	(65)	-	(73)	(9)	-		(352)
Acquired loans with deteriorated credit:	(6)	-	-	(28)	-	-	-		(34)
Sub-total:	620	(9)	(52)	(369)	79	(15)	196		450

Totals:
Originated Loans:	2,334	8,380	668	911	522	132	343		13,290
Acquired loans recorded at fair value:	626	696	-	-	61	6	-		1,389
Acquired loans with deteriorated credit:	63	81	-	126	3	-	-		273
Ending Balance, June 30, 2014	$3,023	$9,157	$668	$1,037	$586	$138	$343		$14,952

Loans Receivable:

Ending Balance Originated Loans:	$102,973	$630,961	$42,564	$62,859	$29,128	$1,307	$-		$869,792
Ending Balance Acquired loans recorded at fair value:	92,910	113,400	1	8,103	24,866	729	-		240,009
Ending Balance Acquired loans with deteriorated credit:	1,594	1,868	-	371	85	-	-		3,918
Total Gross Loans:	$197,477	$746,229	$42,565	$71,333	$54,079	$2,036	$-		$1,113,719

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$8,710	$13,038	$-	$-	$1,312	$1,046	$-		$24,106
Ending Balance Acquired loans recorded at fair value:	13,288	12,431	-	-	620	1	-		26,340
Ending Balance Acquired loans with deteriorated credit:	1,594	1,609	-	371	85	-	-		3,659
Ending Balance Loans individually evaluated
for impairment:	$23,592	$27,078	$-	$371	$2,017	$1,047	$-		$54,105

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$94,263	$617,923	$42,564	$62,859	$27,816	$261	$-		$845,686
Ending Balance Acquired loans recorded at fair value:	79,622	100,969	1	8,103	24,246	728	-		213,669
Ending Balance Acquired loans with deteriorated credit:	-	259	-	-	-	-	-		259
Ending Balance Loans collectively evaluated
for impairment:	$173,885	$719,151	$42,565	$70,962	$52,062	$989	$-		$1,059,614

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for six months ended June 30, 2014, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of June 30, 2015 and December 31, 2014. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2015 and December 31, 2014, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of June 30, 2015	As of December 31, 2014
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$2,395	$2,893
Commercial and multi-family	6,823	8,386
Construction	-	-
Commercial business(1)	735	258
Home equity(2)	443	334
Consumer	-	-

Sub-total:	$10,396	$11,871

Acquired loans recorded at fair value:
Residential one-to-four family	$5,224	$4,786
Commercial and multi-family	3,150	1,969
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	401	527
Consumer	-	-

Sub-total:	$8,775	$7,282

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	167	369
Home equity(2)	77	82
Consumer	-	-

Sub-total:	$244	$451

Total	$19,415	$19,604

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and six months ended June 30, 2015 and 2014. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2015	2014	2014	2015	2015	2014	2014

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$2,582	$26	$2,750	$47	$2,987	$51	$2,422	$94
Commercial and Multi-family	7,338	77	6,721	20	7,362	154	6,266	40
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	2,646	37	1,490	-	2,961	75	1,383	-
Home equity(2)	871	13	303	3	866	26	282	5
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$13,437	$153	$11,264	$70	$14,176	$306	$10,353	$139

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$5,840	$48	$5,667	$22	$5,964	$97	$5,655	$43
Commercial and Multi-family	4,837	48	8,793	43	4,926	97	5,455	87
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	736	5	731	-	622	10	661	-
Consumer	-	-	2	-	-	-	3	-

Sub-total	$11,413	$101	$15,193	$65	$11,512	$204	$11,774	$130

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,494	$30	$1,515	$14	$1,498	$60	$1,821	$27
Commercial and Multi-family	873	8	1,610	29	874	16	1,712	57
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	181	-	1	-	84	-	186	-
Home equity(2)	79	-	87	1	80	-	88	3
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$2,627	$38	$3,213	$44	$2,536	$76	$3,807	$87

Total Impaired Loans
With no related allowance recorded:	$27,477	$292	$29,670	$179	$28,224	$586	$25,934	$356

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and six months ended June 30, 2015 and 2014. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2015	2014	2014	2015	2015	2014	2014

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$7,907	$77	$3,156	$19	$8,158	$153	$2,854	$38
Commercial and Multi-family	3,469	-	3,875	-	3,221	-	4,571	-
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	2,272	23	709	-	1,930	46	552	-
Home equity(2)	374	1	902	21	376	1	791	42
Consumer	1,567	-	586	-	1,657	-	523	-

Sub-total:	$15,589	$101	$9,228	$40	$15,342	$200	$9,291	$80

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$4,101	$35	$5,928	$67	$4,100	$70	$5,954	$134
Commercial and Multi-family	2,148	20	4,537	28	1,758	39	7,478	55
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	343	5	329	2	440	9	379	3
Consumer	-	-	-	-	-	-	-	-

Sub-total	$6,592	$60	$10,794	$97	$6,298	$118	$13,811	$192

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$90	$2	$92	$4	$90	$4	$46	$9
Commercial and Multi-family	-	-	-	6	-	-	-	13
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	371	-	185	-	185	-
Home equity(2)	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$90	$2	$463	$10	$275	$4	$231	$22

Total Impaired Loans
with an allowance recorded:	$22,271	$163	$20,485	$147	$21,915	$322	$23,333	$294

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

June 30, 2015 and December 31, 2014. (In Thousands):

	As of June 30, 2015			As of December 31, 2014
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$3,164	$3,188	$-	$2,809	$2,825	$-
Commercial and multi-family	7,521	7,609	-	7,202	7,639	-
Construction	-	-	-	-	-	-
Commercial business(1)	2,586	2,586	-	3,336	3,336	-
Home equity(2)	1,194	1,213	-	537	550	-
Consumer	-	-	-	-	-	-

Sub-total:	$14,465	$14,596	$-	$13,884	$14,350	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$7,231	$7,539	$-	$4,696	$4,849	$-
Commercial and Multi-family	4,849	4,945	-	5,002	5,060	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	632	641	-	612	626	-
Consumer	-	-	-	-	-	-

Sub-total:	$12,712	$13,125	$-	$10,310	$10,535	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,490	$2,117	$-	$1,505	$2,133	$-
Commercial and Multi-family	871	1,023	-	877	1,034	-
Construction	-	-	-	-	-	-
Commercial business(1)	167	368	-	-	274	-
Home equity(2)	77	136	-	82	137	-
Consumer	-	-	-	-	-	-

Sub-total:	$2,605	$3,644	$-	$2,464	$3,578	$-

Total Impaired Loans
with no related allowance recorded:	$29,782	$31,365	$-	$26,658	$28,463	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at June 30, 2015 and December 31, 2014. (In Thousands):

	As of June 30, 2015			As of December 31, 2014
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$7,081	$7,081	$667	$9,235	$9,247	$720
Commercial and Multi-family	4,122	4,151	1,057	2,320	2,364	933
Construction	-	-	-	-	-	-
Commercial business(1)	2,261	2,289	593	1,599	1,722	79
Home equity(2)	202	204	2	549	550	5
Consumer	1,463	1,463	720	$ 1,851	$ 1,851	446

Sub-total:	$15,129	$15,188	$3,039	$15,554	$15,734	$2,183

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$3,113	$3,151	$224	$5,087	$5,130	$254
Commercial and Multi-family	2,140	2,185	109	1,375	1,408	154
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	328	328	50	552	561	49
Consumer	-	-	-	-	-	-

Sub-total	$5,581	$5,664	$383	$7,014	$7,099	$457

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$89	$104	$7	$90	$105	$14
Commercial and Multi-family	-	-	-	-	118	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	369	369	217
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	$ -	-	-

Sub-total:	$89	$104	$7	$459	$592	$231

Total Impaired Loans
with an allowance recorded:	$20,799	$20,956	$3,429	$23,027	$23,425	$2,871

Total Impaired Loans
with no related allowance recorded:	$29,782	$31,365	$-	$26,658	$28,463	$-

Total Impaired Loans:	$50,581	$52,321	$3,429	$49,685	$51,888	$2,871

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at June 30, 2015, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
June 30, 2015	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	7	$2,097	1	$836	8	$2,933
Commercial and multi-family	4	3,293	9	4,797	13	8,090
Construction	-	-	-	-	-	-
Commercial business(1)	1	788	-	-	1	788
Home equity(2)	2	499	2	114	4	613
Consumer	-	-	-	-	-	-

Sub-total:	14	$6,677	12	$5,747	26	$12,424

Acquired loans recorded at fair value:
Residential one-to-four family	22	$4,603	12	$3,317	34	$7,920
Commercial and Multi-family	13	4,957	1	599	14	5,556
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	4	373	1	221	5	594
Consumer	-	-	-	-	-	-

Sub-total:	39	$9,933	14	$4,137	53	$14,070

Acquired loans with deteriorated credit:
Residential one-to-four family	6	$2,221	0	$0	6	$2,221
Commercial and Multi-family	2	1,023	-	-	2	1,023
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	1	167	1	167
Home equity(2)	-	-	1	124	1	124
Consumer	-	-	-	-	-	-

Sub-total:	8	$3,244	2	$291	10	$3,535

Total	61	$19,854	28	$10,175	89	$30,029

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

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended June 30, 2015.  (Dollars In Thousands):

Three Months Ended June 30, 2015		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$836	$836
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$836	$836

Acquired loans recorded at fair value:
Residential one-to-four family	1	$1,067	$1,083
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	223	223
Consumer	-	-	-

Sub-total:	2	$1,290	$1,306

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	3	$2,126	$2,142

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended June 30, 2015. (Dollars In Thousands):

Three Months Ended June 30, 2015
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	63
Consumer	-	-

Sub-total:	1	$63

Acquired loans recorded at fair value:
Residential one-to-four family	2	$1,254
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	2	$1,254

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Total	3	$1,317

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the six months ended June 30, 2015. (Dollars In Thousands):

Six Months Ended June 30, 2015		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$836	$836
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$836	$836

Acquired loans recorded at fair value:
Residential one-to-four family	3	$1,532	$1,562
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	223	223
Consumer	-	-	-

Sub-total:	4	$1,755	$1,785

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	5	$2,591	$2,621

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructurings  during the six months ended June 30, 2015. (Dollars In Thousands):

Six Months Ended June 30, 2015
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	1	$836
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	63
Consumer	-	-

Sub-total:	2	$899

Acquired loans recorded at fair value:
Residential one-to-four family	2	$1,255
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	2	$1,255

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	4	$2,154

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the six months ended June 30, 2014. (Dollars In Thousands):

Six Months Ended June 30, 2014		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$192	$211
Commercial and multi-family	2	2,536	2,536
Construction	-	-	-
Commercial business(1)	0	0	0
Home equity(2)	0	0	0
Consumer	-	-	-

Sub-total:	3	$2,728	$2,747

Acquired loans recorded at fair value:
Residential one-to-four family	4	$1,699	$1,702
Commercial and Multi-family	1	187	205
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	256	262
Consumer	-	-	-

Sub-total:	6	$2,142	$2,169

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	0	0	0
Construction	-	-	-
Commercial business(1)	0	0	0
Home equity(2)	0	0	0
Consumer	-	-	-

Sub-total:	0	$0	$0

Total	9	$4,870	$4,916

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the six months ended June 30, 2014. (Dollars In Thousands):

Six Months Ended June 30, 2014
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	460
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	460

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	1	652
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	652

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	-

Total	2	$1,112

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of June 30, 2015. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$2,122	$847	$1,559	$4,528	$130,266	$134,794	$-
Commercial and multi-family	7,334	2,006	3,798	13,138	881,101	894,239	-
Construction	-	-	-	-	86,751	86,751	-
Commercial business(1)	262	327	1,213	1,802	65,859	67,661	-
Home equity(2)	595	301	188	1,084	30,664	31,748	-
Consumer	-	-	-	-	1,862	1,862	-

Sub-total:	$10,313	$3,481	$6,758	$20,552	$1,196,503	$1,217,055	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$3,622	$2,000	$1,640	$7,262	$67,875	75,137	$-
Commercial and multi-family	2,321	1,165	1,312	4,798	83,530	88,328	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	180	-	-	180	4,386	4,566	-
Home equity(2)	890	267	89	1,246	19,467	20,713	-
Consumer	8	-	-	8	597	605	-

Sub-total:	$7,021	$3,432	$3,041	$13,494	$175,855	$189,349	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,579	1,579	$-
Commercial and multi-family	-	-	-	-	1,119	1,119	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	167	167	-	167	-
Home equity(2)	-	77	-	77	-	77	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$77	$167	$244	$2,698	$2,942	$-

Total	$17,334	$6,990	$9,966	$34,290	$1,375,056	$1,409,346	$-

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of June 30, 2015. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss		Total

Originated loans:
Residential one-to-four family	$124,922	$6,011	$3,861	$-		$-	$134,794
Commercial and multi-family	880,314	3,100	10,825	-		-	894,239
Construction	86,586	165	-	-		-	86,751
Commercial business(1)	61,296	2,065	4,300	-		-	67,661
Home equity(2)	30,340	726	682	-		-	31,748
Consumer	372	27	1,463	-		-	1,862

Sub-total:	$1,183,830	$12,094	$21,131	$-		$-	$1,217,055

Acquired loans recorded at fair value:
Residential one-to-four family	$65,219	$3,628	$6,290	$-	$		75,137
Commercial and multi-family	81,552	1,832	4,944	-		-	88,328
Construction	-	-	-	-		-	-
Commercial business(1)	4,566	-	-	-		-	4,566
Home equity(2)	19,598	260	855	-		-	20,713
Consumer	605	-	-	-		-	605

Sub-total:	$171,540	$5,720	$12,089	$-		$-	$189,349

Residential one-to-four family	$238	$282	$1,059	$-		$-	1,579
Commercial and multi-family	582	537	-	-		-	1,119
Construction	-	-	-	-		-	-
Commercial business(1)	-	-	167	-		-	167
Home equity(2)	-	-	77	-		-	77
Consumer	-	-	-	-		-	-

Sub-total:	$820	$819	$1,303	$-		$-	$2,942

Total Gross Loans	$1,356,190	$18,633	$34,523	$-		$-	$1,409,346

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	June 30,	December 31,
	2015	2014

Unpaid principal balance	$199,794	$216,741
Recorded investment	192,291	209,150

The following table presents changes in the accretable discount on loans acquired for the three and six months ended June 30, 2015  and 2014.  (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, Beginning of Period	$66,934	$95,031	$70,522	$102,454
Accretion	(5,467)	(10,055)	(9,138)	(17,571)
Net Reclassification from Non-Accretable Difference	472	88	555	181
Balance, End of Period	$61,939	$85,064	$61,939	$85,064

The following table presents changes in the non-accretable yield on loans acquired for the three and six months ended June 30, 2015 and 2014. (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, Beginning of Period	$3,690	$4,229	$3,773	$4,413
Loans sold	-	-		(91)
Net Reclassification to Accretable Difference	(472)	(88)	(555)	(181)
Balance, End of Period	$3,218	$4,141	$3,218	$4,141

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows.  (In  Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2015:
Securities available for sale - Residential mortgage-backed securities	$8,963	$-	$8,963	$—

As of December 31, 2014:
Securities available for sale - Residential mortgage-backed securities	$9,768	$-	$9,768	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2015 and 2014.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows.  (In  Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2015
Impaired Loans	$17,370	$—	$—	$17,370
Other real estate owned	$2,113			$2,113

As of December 31, 2014:
Impaired Loans	$20,156	$-	$-	$20,156
Other real estate owned	$3,485	$-	$-	$3,485

Note 7 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2015 and December 31, 2014 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value.  (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input

June 30, 2015:
Impaired Loans	$17,370	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$2,113	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2014:
Impaired Loans	$20,156	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$3,485	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of June 30, 2015 and December 31, 2014.

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

Note 7 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2015 and December 31, 2014 consisted of the loan balances of $20.8 million and $23.0 million, net of a valuation allowance of $3.4 million and $2.9 million, respectively.

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

Note 7 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$45,891	$45,891	$45,891	$-	$-
Interest-earning time deposits	993	993	993	-	-
Securities available for sale	8,963	8,963	-	8,963	-
Securities held to maturity	-	-	-	-	-
Loans held for sale	794	809	-	809	-
Loans receivable, net	1,388,781	1,414,984	-	-	1,414,984
FHLB of New York stock, at cost	10,711	10,711	-	10,711	-
Accrued interest receivable	4,926	4,926	-	4,926	-

Financial liabilities:
Deposits	1,178,346	1,182,366	629,699	552,667	-
Borrowings	202,000	204,366	-	204,366	-
Subordinated debentures	4,124	4,172	-	4,172	-
Accrued interest payable	999	999	-	999	-

	As of December 31, 2014

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$32,123	$32,123	$32,123	$-	$-
Interest-earning time deposits	993	993	993	-	-
Securities available for sale	9,768	9,768	-	9,768	-
Securities held to maturity	-	-	-	-	-
Loans held for sale	3,325	3,424	-	3,424	-
Loans receivable, net	1,207,850	1,244,434	-	-	1,244,434
FHLB of New York stock, at cost	8,830	8,830	-	8,830	-
Accrued interest receivable	4,454	4,454	-	4,454	-

Financial liabilities:
Deposits	1,028,556	1,032,275	616,019	416,256	-

Borrowings	159,000	163,312	-	163,312	-
Subordinated debentures	4,124	4,236	-	4,236	-
Accrued interest payable	815	815	-	815	-

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2015 we had approximately $1.498 billion in consolidated assets, $1.178 billion in deposits and $106.0 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank.  The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2015, the Bank operated through [thirteen] branches in Bayonne, Colonia, Jersey City, Hoboken, Fairfield, Monroe Township, South Orange, and Woodbridge, New Jersey, through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Recent Event

On June 8, 2015 the Company issued a Confidential Private Placement Memorandum, offering up to 2,500 shares of Series C 6% Noncumulative Perpetual Preferred Stock, at a purchase price of $10,000 per share (for an aggregate offering of $25.0 million) (the “Offering”). The Series C 6% Noncumulative Perpetual Preferred Stock will pay a quarterly dividend when, and if declared at an annual rate of 6% unless redeemed by the Company. The shares are not callable by the Company until after December 31, 2017 and then are callable by the Company (in whole or in part) at its option at $10,000 per share. There is no ability to convert the Series C 6% Noncumulative Perpetual Preferred Stock into common stock of the Company. The shares are being offered to the Company’s existing shareholders that are accredited investors and other accredited investors. The minimum individual purchase order for investors is three shares of Series C 6% Noncumulative Perpetual Preferred Stock ($30,000). The Company received $2.3 million of Series C subscriptions through June 30, 2015.

On July 10, 2015, BCB Bancorp, Inc. amended its Restated Certificate of Incorporation to revise Article V to amend certain terms related to the Series A 6% Noncumulative Perpetual Preferred Stock, the Series B 6% Noncumulative Perpetual Preferred Stock, and to create a new Series C 6% Noncumulative Perpetual Preferred Stock, which sets forth the number of shares to be included in such new series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Such amendment to the Restated Certificate of Incorporation was approved by the Board of Directors of BCB Bancorp, Inc. on July 10, 2015.

Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, or the PSLRA. Such forward-looking statements, in addition to historical information, involve risk and uncertainties, and are based on the beliefs, assumptions and expectations of our management team.  Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimated,” “assumes,” “likely,” and variation of such similar expressions are intended to identify such forward-looking statements.  Forward-looking statements speak only as of the date they are made.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possible materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

Factors that could cause future results to vary from current management expectations as reflected in our forward looking statements include, but are not limited to:

• unfavorable economic conditions in the United States generally and particularly in our primary market area;
• the effects of declines in housing markets and real estate values that may adversely impact the collateral underlying our loans;
• increase in unemployment levels and slowdowns in economic growth;
• our level of non-performing assets and the costs associated with resolving any problem loans including litigation and other costs;

• the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of our loan and investment securities portfolios;

• the credit risk associated with our loan portfolio;
• changes in the quality and composition of the Bank’s loan and investment portfolios;
• changes in our ability to access cost-effective funding;
• deposit flows;

• legislative and regulatory changes, including increases in Federal Deposit Insurance Corporation, or FDIC, insurance rates;
• monetary and fiscal policies of the federal government;
• changes in tax policies, rates and regulations of federal, state and local tax authorities;
• inflation;
• demands for our loan products;
• demand for financial services;
• competition;
• changes in the securities or secondary mortgage markets;
• changes in management’s business strategies;
• our ability to enter new markets successfully;
• our ability to successfully integrate acquired businesses;
• changes in consumer spending;
• our ability to retain key employees;
• the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory
• expanded regulatory requirements as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which could adversely affect operating results; and

• other factors discussed elsewhere in this report, and in other reports we filed with the SEC, including under “Risk Factors” in Part I, Item 1A of our annual Report on Form 10-K and our other periodic reports that we file with the SEC.

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this prospectus. We do not assume any obligation to revise forward-looking statements except as may be required by law.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, investment in reverse mortgages, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources.  Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2015, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition.  Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements.

Financial Condition

Total assets increased by $196.2 million, or 15.1%, to $1.498 billion at June 30, 2015 from $1.302 billion at December 31, 2014. The increase in total assets occurred primarily as a result of an increase in loans receivable, net of $180.9 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase securities in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices in 2015.

Total cash and cash equivalents increased by $13.8 million, or 42.9%, to $45.9 million at June 30, 2015 from $32.1 million at December 31, 2014. Securities available for sale decreased $800,000 or 8.2%, to $9.0 million at June 30, 2015 from $9.8 million at December 31, 2014, resulting from calls of such securities.

Loans receivable, net increased by $180.9 million, or 15.0%, to $1.389 billion at June 30, 2015 from $1.208 billion at December 31, 2014. The increase resulted primarily from a $166.1 million increase in real estate mortgages, primarily comprising commercial and multi-family, construction and commercial participation loans with other financial institutions, along with a $11.4 million increase in business loans and commercial lines of credit, an increase of $5.6 million in residential real estate loans, and a decrease of $416,000 in home equity loans and home equity lines of credit. As of June 30, 2015, the allowance for loan losses was $17.7 million, or 91.3%, of non-performing loans and 1.26% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc. and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $149.8 million, or 14.6%, to $1.178 billion at June 30, 2015 from $1.029 billion at December 31, 2014. The increase resulted primarily from an increase of $135.2 million in certificates of deposit, a $20.9 million increase in non-interest-bearing deposits, a $16.6 million increase in NOW deposits, and a $3.6 million increase in money market interest-bearing deposits, partly offset by a decrease of $26.5 million in savings and club deposits. In addition to organic deposit growth resulting from the opening of four additional branches over the last 15 months, the Company has also added listing service certificates of deposit and brokered certificates of deposit to fund loan growth.

Short-term borrowings decreased by $24.0 million, or 92.3%, to $2.0 million at June 30, 2015 from $26.0 million at December 31, 2014. Long-term borrowed money increased by $67.0 million, or 50.4%, to $200.0 million at June 30, 2015 from $133.0 million at December 31, 2014. The purpose of these borrowings reflected the use of long- and short-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities. The increase in Federal Home Loan Bank advances resulted from the Company’s utilization of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy.

Stockholders’ equity increased by $3.7 million, or 3.6%, to $106.0 million at June 30, 2015 from $102.3 million at December 31, 2014. The increase in stockholders’ equity was primarily attributable to net income of $3.7 million, proceeds from the issuance of Series C preferred stock of $2.4 million, partly offset by cash dividends paid during the period totaling $2.2 million on outstanding shares of common stock and $403,000 on outstanding preferred stock. The Company accrued a dividend payable for the second quarter on our outstanding preferred stock of $201,000 which will be paid in the third quarter. As of June 30, 2015, the Bank’s Tier 1, Tier 1 Risk-Based, Total Risk-Based Capital and Common Equity Tier 1 Capital Ratios were 7.60%, 8.78%, 10.03% and 8.78%, respectively.

Results of Operations for the Three Months ended June 30, 2015

Net income was $1.9 million for the three months ended June 30, 2015, compared with $2.6 million for the three months ended June 30, 2014. The decrease in net income was primarily related to increases in non-interest expense and the provision for loan losses, partly offset by an increase in net interest income and a decrease in the income tax provision.

Net interest income increased by $1.5 million, or 11.9%, to $13.7 million for the three months ended June 30, 2015 from $12.2 million for the three months ended June 30, 2014. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $189.1 million, or 15.5%, to $1.413 billion for the three months ended June 30, 2015 from $1.224 billion for the three months ended June 30, 2014, partly offset by a decrease in the average yield on interest-earning assets of 1 basis point to 4.82% for the three months ended June 30, 2015 from 4.83% for the three months ended June 30, 2014. The average balance of interest-bearing liabilities increased by $168.9 million or 16.5% to $1.192 billion for the three months ended June 30, 2015 from $1.023 billion for the three months ended June 30, 2014, while the average cost of interest-bearing liabilities increased by 13 basis points to 1.12% for the three months ended June 30, 2015 from 0.99% for the three months ended June 30, 2014. Net interest margin was 3.88% for the three-month period ended June 30, 2015 and 4.00% for the three-month period ended June 30, 2014.

The decline in net interest margin was the result of competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

Interest income on loans receivable increased by $3.0 million, or 21.5%, to $16.9 million for the three months ended June 30, 2015 from $13.9 million for the three months ended June 30, 2014. The increase was primarily attributable to an increase in the average balance of loans receivable of $265.0 million, or 24.3%, to $1.354 billion for the three months ended June 30, 2015 from $1.089 billion for the three months ended June 30, 2014, partially offset by a decrease in the average yield on loans receivable to 4.98% for the three months ended June 30, 2015 from 5.10% for the three months ended June 30, 2014. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included the hiring of additional loan production and business development personnel and the opening of four additional branches over the last 15 months. The decrease in average yield reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $739,000, or 82.9%, to $152,000 for the three months ended June 30, 2015 from $891,000 for the three months ended June 30, 2014. This decrease was primarily due to a decrease in the average balance of securities of $98.4 million, or 83.2%, to $19.9 million for the three months ended June 30, 2015 from $118.3 million for the three months ended June 30, 2014, partially offset by an increase in the average yield of securities to 3.07% for the three months ended June 30, 2015 from 3.01% for the three months ended June 30, 2014. The decrease in the average balance of securities primarily resulted from the sales of $99.2 million of mortgage backed securities in the third quarter of 2014.

Interest income on other interest-earning assets increased by $9,000 or 81.8%, to $20,000 for the three months ended June 30, 2015 from $11,000 for the three months ended June 30, 2014. This increase was primarily due to an increase in the average balance of other interest-earning assets of $22.4 million, or 135.6%, to $39.0.million for the three months ended June 30, 2015 from $16.6 million for the three months ended June 30, 2014.

Total interest expense increased by $801,000 or 31.5%, to $3.3 million for the three months ended June 30, 2015 from $2.5 million for the three months ended June 30, 2014. The increase resulted primarily from an increase in the average balance of borrowings of $66.2 million, or 48.1%, to $204.0 million for the three months ended June 30, 2015 from $137.8 million for the three months ended June 30, 2014, and an increase in the average balance of deposits of $102.7 million, or 11.6%, to $988.3 million for the three months ended June 30, 2015 from $885.6 million for the three months ended June 30, 2014, as well as an increase in the average cost of interest-bearing liabilities of 13 basis points to 1.12% for the three months ended June 30, 2015 from 0.99% for the three months ended June 30, 2014. The increase in the average rate on interest-bearing liabilities was due to competitive forces in attracting new deposits and a change in the mix of funding sources and terms, including listing service certificates of deposit and brokered certificates of deposit, to support aggressive loan growth.

The provision for loan losses totaled $1.1 million and $450,000 for the three months ended June 30, 2015 and 2014, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2015, the Company experienced $146,000 in net charge-offs compared to $144,000 in net charge-offs for the three months ended June 30, 2014. The Bank had non-performing loans totaling $19.4 million, or 1.38%, of gross loans at June 30, 2015 and $19.6 million, or 1.59%, of gross loans at December 31, 2014. The allowance for loan losses was $17.7 million, or 1.26%, of gross loans at June 30, 2015, $16.2 million, or 1.31%, of gross loans at December 31, 2014 and $15.0 million, or 1.34%, of gross loans at June 30, 2014. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The increase in the allowance for loan loss reflects growth in the loan portfolio. Management believes that the allowance for loan losses was adequate at June 30, 2015 and December 31, 2014.

Total non-interest income decreased by $251,000, or 12.3%, to $1.8 million for the three months ended June 30, 2015 from $2.0 million for the three months ended June 30, 2014. Non-interest income reflected a decrease of $1.2 million in the gain on sale of securities available for sale, partly offset by an increase of $1.0 million in gain on sale of loans originated for sale to $1.2 million for the three months ended June 30, 2015 from $230,000 for the three months ended June 30, 2014.

Total non-interest expense increased by $1.7 million, or 17.9%, to $11.2 million for the three months ended June 30, 2015 from $9.5 million for the three months ended June 30, 2014. Salaries and employee benefits expense increased by $574,000, or 11.4%, to $5.6 million for the three months ended June 30, 2015 from $5.0 million for the three months ended June 30, 2014. This increase in both salaries and employee benefits was mainly attributable to an increase of 31 full-time equivalent employees, or 10.4%, to 330 at June 30, 2015 from 299 at June 30, 2014, which relates to the addition of business development and loan administration employees and the opening of four  new branch offices in the last 15 months. Occupancy expense increased by $414,000, or 42.9%, to $1.4 million for the three months ended June 30, 2015 from $964,000 for the three months ended June 30, 2014. Equipment expense increased by $233,000, or 17.4%, to $1.6 million for the three months ended June 30, 2015 from $1.3 million for the three months ended June 30, 2014. The increases in occupancy and equipment expenses also related primarily to the opening of the new branch offices. Professional fees decreased by $229,000, or 43.0%, to $304,000 for the three months ended June 30, 2015 from $533,000 for the three months ended June 30, 2014. Director fees increased by $6,000, or 3.1%, to $200,000 for the three months ended June 30, 2015 from $194,000 for the three months ended June 30, 2014. Regulatory assessments decreased by $17,000, or 6.0%, to $265,000 for the three months ended June 30, 2015 from $282,000 for the three months ended June 30, 2014.

Advertising expense decreased by $29,000, or 10.9%, to $237,000 for the three months ended June 30, 2015 from $266,000 for the three months ended June 30, 2014. Other real estate owned (OREO) expenses increased by $88,000, or 275.0%, to $120,000 for the three months ended June 30, 2015 from $32,000 for the three months ended June 30, 2014. Other non-interest expense increased by $657,000, or 80.9%, to $1.5 million for the three months ended June 30, 2015 from $812,000 for the three months ended June 30, 2014. Other non-interest expense consisted of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication and other fees and expenses.

Income tax provision decreased by $427,000, or 24.6%, to $1.3 million for the three months ended June 30, 2015 from $1.7 million for the three months ended June 30, 2014. The decrease in income tax provision was a result of lower taxable income during the three-month period ended June 30, 2015 as compared with the three months ended June 30, 2014. The consolidated effective tax rate for the three months ended June 30, 2015 was 41.0% compared to 39.8% for the three months ended June 30, 2014.

Results of Operations for the Six Months ended June 30, 2015

Net income was $3.7 million for the six months ended June 30, 2015, compared with $4.9 million for the six months ended June 30, 2014. Net income decreased due to higher non-interest expense and provision for loan loss and lower non-interest income, partially offset by an increase in net interest income and a lower income tax provision compared to the prior year period.

Net interest income increased by $2.0 million, or 8.1%, to $26.3 million for the six months ended June 30, 2015, from $24.3 million for the six months ended June 30, 2014. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $154.0 million, or 12.8%, to $1.360 billion for the six months ended June 30, 2015, from $1.206 billion for the six months ended June 30, 2014, partly offset by a decrease in the average yield on interest earning assets of nine basis points to 4.79% for the six months ended June 30, 2015 from 4.88% for the six months ended June 30, 2014.The average balance of interest-bearing liabilities increased by $135.5 million, or 13.4%, to $1.144 billion for the six months ended June 30, 2015, from $1.009 billion for the six months ended June 30, 2014, while the average cost of interest-bearing liabilities increased by nine basis points to 1.10% for the six months ended June 30, 2015, from 1.01% for the six months ended June 30, 2014. Net interest margin was 3.87% for the six-month period ended June 30, 2015 and 4.03% for the six-month period ended June 30, 2014.The decline in net interest margin was the result of competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

Interest income on loans receivable increased by $4.7 million or 16.9% to $32.2 million for the six months ended June 30, 2015 from $27.5 million for the six months ended June 30, 2014. The increase was primarily attributable to an increase in the average balance of loans receivable of $239.6 million, or 22.4%, to $1.308 billion for the six months ended June 30, 2015 from $1.068 billion for the six months ended June 30, 2014, partially offset by a decrease in the average yield on loans receivable to 4.93% for the six months ended June 30, 2015 from 5.16% for the six months ended June 30, 2014. The increase in the average balance of loans receivable was the result of our comprehensive loan growth strategy. The decrease in average yield reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $1.5 million or 83.6% to $298,000 for the six months ended June 30, 2015 from $1.8 million for the six months ended June 30, 2014. This decrease was primarily due to a decrease in the average balance of securities of $99.5 million, or 83.6%, to $19.5 million for the six months ended June 30, 2015 from $119.0 million for the six months ended June 30, 2014. The average yield of securities remained unchanged at 3.06% for the six months ended June 30, 2015 and June 30, 2014. The decrease in the average balance of securities primarily resulted from the sales of $99.2 million of mortgage backed securities in the third quarter of 2014.

Interest income on other interest-earning assets was $27,000 for the six-month period ended June 30, 2015 compared with $24,000 for the six months ended June 30, 2014. The average balance of other interest-earning assets increased $13.8 million or 73.9% to $32.6 million for the six months ended June 30, 2015 from $18.8 million for the six months ended June 30, 2014. The average yield on other interest-earning assets decreased to 0.17% for the six months ended June 30, 2015 from 0.26% for the six months ended June 30, 2014.

Total interest expense increased by $1.2 million, or 23.0%, to $6.3 million for the six months ended June 30, 2015 from $5.1 million for the six months ended June 30, 2014. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $135.5 million or 13.4% to $1.144 billion for the six months ended June 30, 2015 from $1.009 billion for the six months ended June 30, 2014, and an increase in the average cost of interest-bearing liabilities of nine basis points to 1.10% for the six months ended June 30, 2015 from 1.01% for the six months ended June 30, 2014. The increase in the average rate on interest-bearing liabilities was due to competitive forces in attracting new deposits and a change in the mix of funding sources and terms, including listing service certificates of deposit and brokered certificates of deposit, to support aggressive loan growth.

The provision for loan losses totaled $1.9 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2015, the Company experienced $289,000 in net charge-offs compared to $840.000 in net charge-offs for six months ended June 30, 2014. The Bank had non-performing loans totaling $19.4 million or 1.38% of gross loans at June 30, 2015 and $19.6 million or 1.59% of gross loans at December 31, 2014. The allowance for loan losses was $17.7 million or 1.26% of gross loans at June 30, 2015, $16.2 million or 1.31% of gross loans at December 31, 2014 and $15.0 million or 1.34% of gross loans at June 30, 2014. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The increase in the allowance for loan loss reflects growth in the loan portfolio. Management believes that the allowance for loan losses was adequate at June 30, 2015 and December 31, 2014.

Total non-interest income decreased by $346,000 or 10.4% to $3.0 million for the six months ended June 30, 2015 from $3.3 million for the six months ended June 30, 2014. Non-interest income reflected a decrease of $1.2 million in the gain on sale of securities available for sale, partly offset by an increase of $906,000, or 90.0%, in gain on sale of loans originated for sale to $1.9 million for the six months ended June 30, 2015 from $1.0 million for the six months ended June 30, 2014.

Total non-interest expense increased by $3.1 million or 17.3% to $21.1 million for the six months ended June 30, 2015 from $18.0 million for the six months ended June 30, 2014. Salaries and employee benefits expense increased by $1.3 million or 14.1% to $10.8 million for the six months ended June 30, 2015 from $9.5 million for the six months ended June 30, 2014. This increase in both salaries and employee benefits was mainly attributable to an increase of 31 full-time equivalent employees, or 10.4%, to 330 at June 30, 2015 from 299 at June 30, 2014, which related to the addition of business development and loan administration employees and the opening of four  new branch offices in the last 15 months.  Occupancy expense increased by $744,000 or 38.3% to $2.7 million for the six months ended June 30, 2015 from $1.9 million for the six months ended June 30, 2014. Equipment expense increased by $408,000 or 15.1% to $3.1 million for the six months ended June 30, 2015 from $2.7 million for the six months ended June 30, 2014. The increases in occupancy and equipment expenses also related primarily to the opening of the new branch offices .

Professional fees decreased by $617,000, or 60.3%, to $406,000 for the six months ended June 30, 2015 from $1.0 million for the six months ended June 30, 2014. Advertising expense increased by $235,000 or 53.4% to $675,000 for the six months ended June 30, 2015 from $440,000 for the six months ended June 30, 2014. The increase in advertising was primarily due to our marketing efforts related to the previously mentioned expansion of our geographic footprint. Other real estate owned (OREO) (income)/expenses increased by $129,000 to expenses of $169,000 for the six months ended June 30, 2015 from income of $40,000 for the six months ended June 30, 2014. The increase in expenses was primarily due to an upward valuation adjustment of OREO property of $110,000 for the six months ended June 30, 2014 compared to no corresponding adjustment for the six months ended June 30, 2015. Other non-interest expense increased by $865,000 or 58.5% to $2.3 million for the six months ended June 30, 2015 from $1.5 million for the six months ended June 30, 2014. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision decreased by $754,000 or 22.8% to $2.6 million for the six months ended June 30, 2015 from $3.3 million for the six months ended June 30, 2014. The decrease in income tax provision was a result of lower taxable income during the six-month period ended June 30, 2015 as compared to the six months ended June 30, 2014. The consolidated effective tax rate for the six months ended June 30, 2015 was 40.7% compared to 40.5% for the six months ended June 30, 2014.

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

At June 30, 2015, the Company had overnight borrowings outstanding with the FHLB of $2.0 million compared to $26.0 million at December 31, 2014. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $206.1 million at June 30, 2015 as compared to $163.1 million at December 31, 2014.

The Company had the ability at June 30, 2015 to obtain additional funding from the FHLB of $62.7 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $285.6 million at June 30, 2015. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources.  At June 30, 2015, and December 31, 2014, BCB Community Bank exceeded all of its regulatory capital requirements to which it is subject. The following table sets for the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action
As of June 30, 2015:
Tangible capital to tangible assets	7.60%	4.00%	5.00%
Tier I capital (core) (to adjusted total assets)	8.78%	6.00%	8.00%
Total capital (to risk-weighted assets)	10.03%	8.00%	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	8.78%	4.50%	6.50%

As of December 31, 2014:	8.33%	4.00%	5.00%
Tangible capital to tangible assets	10.48%	4.00%	6.00%
Tier I capital (core) (to adjusted total assets)	11.73%	8.00%	10.00%
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

The final rule became effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Bank and the Company currently comply with the minimum capital requirements set forth in the final rule.

At June 30, 2015 and December 31, 2014, the Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2015. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2015. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$116,156	$(56,142)	(32.58)%	8.24%	(292)	bps
+200bp	135,659	(36,639)	(21.26)	9.32	(183)	bps
+100bp	154,408	(17,890)	(10.38)	10.38	(85)	bps
PAR	172,298	0	0	11.16	-	bps
-100bp	211,617	39,319	22.82	13.23	207	bps

bp – basis points

The table above indicates that as of June 30, 2015, in the event of a 100 basis point increase in interest rates, we would experience a 10.38%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of June 30, 2015, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

      On January 9, 2015, the court entered an Order Granting Preliminary Approval of the Proposed Class Settlement and Authorizing the Dissemination of Notice to the Class. Pursuant to the court rules, a "Fairness Hearing" to determine if the proposed settlement is fair, reasonable and adequate has been scheduled for September 21, 2015.

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

       A Mediation session ("Mediation") was held on March 11, 2015, among the parties. Following the Mediation, the Plaintiffs and Colonial agreed to settle the Plaintiff's claims against Colonial for $1,750,000.00. A Settlement Agreement and Release, dated June 30, 2015, has been entered into by the Plaintiffs and Colonial.

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

At June 30, 2015, the Company had $53.1 million in classified loans of which none were classified as doubtful, $34.5 million were classified as substandard and $18.6 million were classified as special mention.  In addition, at that date we had $18.1 million in non-accruing loans. We have adhered to stringent underwriting standards in the origination of loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. There were no stock purchases for the six months ended June 30,  2015.

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

BCB BANCORP, INC.

Date: August 7, 2015	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)