Form 10-Q
period 2015-09-30
BCB BANCORP INC
filed 2015-11-06
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2015, BCB Bancorp, Inc., had 10,841,627 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Cash and amounts due from depository institutions	$10,753	$11,202
Interest-earning deposits	85,025	20,921
Total cash and cash equivalents	95,778	32,123

Interest-earning time deposits	1,238	993
Securities available for sale	9,787	9,768
Loans held for sale	513	3,325
Loans receivable, net of allowance for loan losses of $17,690 and
$16,151, respectively	1,396,270	1,207,850
Federal Home Loan Bank of New York stock, at cost	10,711	8,830
Premises and equipment, net	15,901	14,295
Accrued interest receivable	5,158	4,454
Other real estate owned	2,113	3,485
Deferred income taxes	8,984	9,703
Other assets	8,402	7,074
Total Assets	$1,554,855	$1,301,900

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$146,588	$127,308
Interest bearing deposits	1,086,691	901,248
Total deposits	1,233,279	1,028,556
Short-term debt	-	26,000
Long-term debt	200,000	133,000
Subordinated debentures	4,124	4,124
Other Liabilities and accrued interest payable	9,251	7,968
Total Liabilities	1,446,654	1,199,648

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,697 shares of series A, B, and C 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share)	-	-
Additional paid-in capital preferred stock	16,866	13,326
Common stock; $0.064 par value; 20,000,000 shares authorized, issued 10,970,890 and
10,924,054 shares at September 30, 2015 and December 31, 2014, respectively, outstanding 8,441,627 shares and
8,393,791 shares, respectively	702	699
Additional paid-in capital common stock	93,274	92,686
Retained earnings	27,802	25,983
Accumulated other comprehensive (loss)	(1,347)	(1,337)
Treasury stock, at cost, 2,529,263 and 2,530,263 shares, at September 30, 2015 and December 31, 2014, respectively	(29,096)	(29,105)
Total Stockholders' Equity	108,201	102,252

Total Liabilities and Stockholders' Equity	$1,554,855	$1,301,900

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest income:
Loans, including fees	$17,033	$15,286	$49,264	$42,848
Investments, taxable	165	309	463	2,102
Investments, non-taxable	-	3	-	28
Other interest-earning assets	18	12	45	36
Total interest income	17,216	15,610	49,772	45,014

Interest expense:
Deposits:
Demand	245	124	644	372
Savings and club	93	92	309	274
Certificates of deposit	1,681	1,066	4,184	3,207
	2,019	1,282	5,137	3,853
Borrowed money	1,654	1,274	4,805	3,799
Total interest expense	3,673	2,556	9,942	7,652

Net interest income	13,543	13,054	39,830	37,362
Provision for loan losses	70	650	1,920	2,100

Net interest income after provision for loan losses	13,473	12,404	37,910	35,262

Non-interest income:
Fees and service charges	520	627	1,553	1,659
Gain on sales of loans	1,415	360	3,328	1,367
Loss on bulk sale of impaired loans held in portfolio	-	(4,012)	-	(4,012)
Gain on sales of securities held to maturity	-	2,249	-	2,288
Gain on sale of securities available for sale	-	-	-	1,223
Other	29	26	75	63
Total non-interest income (loss)	1,964	(750)	4,956	2,588

Non-interest expense:
Salaries and employee benefits	5,941	5,274	16,782	14,777
Occupancy expense of premises	1,390	1,066	4,078	3,010
Equipment	1,572	1,474	4,678	4,172
Professional fees	421	520	827	1,543
Director fees	181	182	560	544
Regulatory assessments	328	301	868	835
Advertising	359	278	1,034	718
Other real estate owned, net	27	61	196	101
Other	1,473	770	3,816	2,248
Total non-interest expense	11,692	9,926	32,839	27,948

Income before income tax provision	3,745	1,728	10,027	9,902
Income tax provision	1,463	640	4,018	3,949

Net Income	$2,282	$1,088	$6,009	$5,953
Preferred stock dividends	254	202	657	599
Net Income available to common stockholders	$2,028	$886	$5,352	$5,354

Net Income per common share-basic and diluted
Basic	$0.24	$0.11	$0.64	$0.64
Diluted	$0.24	$0.11	$0.63	$0.64

Weighted average number of common shares outstanding
Basic	8,436	8,380	8,419	8,358
Diluted	8,453	8,413	8,441	8,399

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Income	$2,282	$1,088	$6,009	$5,953
Other comprehensive loss, net of tax:
Unrealized gains on available-for-sale securities:
Net loss on securities reclassified from held maturity to available for sale (a)	-	(58)	-	(58)
Unrealized holding gains arising during the period (b)	54	8	5	133
Less: reclassification adjustment for gains included in net income (c)	-	-	-	(721)
Benefit plans (d)	-	-	(15)	-
Other comprehensive loss	54	(50)	(10)	(646)
Comprehensive income	$2,336	$1,038	$5,999	$5,307

(a)	Represents the unrealized loss on the reclassification of held to maturity to available for sale securities. Represents an unrealized loss of $97,000 less deferred taxes of $39,000.
(b)

Represents the net change of the unrealized gain (loss) on available-for-sale securities. Represents unrealized gains of $91,000, $12,000,  $8,000, and $224,000, respectively, less deferred taxes of $37,000,  $4,000,  $3,000 and $91,000,  respectively.

(c)

Represents the sale of available-for-sale securities during the three months and nine months ended September 30, 2014, for which unrealized gains were previously reported totaling $1.2 million, less deferred taxes of $498,000.  No sales of available-for-sale securities occurred during the three months and nine months ended September 30, 2015. The Consolidated Statements of Income line items impacted by these amounts are gains on sale of securities available for sale and income tax provision.

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

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2015	$—	$699	$106,012	$25,983	$(29,105)	$(1,337)	$102,252

Proceeds from issuance of Series C preferred stock	—	—	3,540	—	—	—	3,540

Stock-based compensation expense	—	—	48	—	—	—	48

Treasury stock adjustment	—	—	—	—	9	—	9

Dividends payable on Series A, B and C 6% noncumulative perpetual preferred stock	—	—	—	(657)	—	—	(657)

Cash dividends on common stock ($0.14 per share declared)	—	—	—	(3,346)	—	—	(3,346)

Dividend Reinvestment Plan	—	—	187	(187)	—	—	—

Stock Purchase Plan	—	3	353	—	—	—	356

Net income	—	—	—	6,009	—	—	6,009
					—
Other comprehensive loss	—	—	—	—	—	(10)	(10)

Ending Balance at September 30, 2015	$—	$702	$110,140	$27,802	$(29,096)	$(1,347)	$108,201

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2014	$—	$694	$104,620	$23,710	$(29,093)	$129	$100,060

Proceeds from issuance of Series B preferred stock	—	—	770	—	—	—	770

Exercise of Stock Options (127,539 shares)	—	4	345	—	—	—	349

Stock-based compensation expense	—	—	40	—	—	—	40

Treasury Stock Purchases (884 shares)	—	—	—	—	(12)	—	(12)

Dividends payable on Series A and Series B 6% noncumulative perpetual preferred stock	—	—	—	(599)	—	—	(599)

Cash dividends on common stock ($0.12 per share in February and $0.14 per share in May and August) declared	—	—	—	(3,293)	—	—	(3,293)

Dividend Reinvestment Plan	—	—	49	(49)	—	—	—

Stock Purchase Plan	—	—	91	—	—	—	91

Net income	—	—	—	5,953	—	—	5,953

Other comprehensive loss	—	—	—	—	—	(646)	(646)

Ending Balance at September 30, 2014	$—	$698	$105,915	$25,722	$(29,105)	$(517)	$102,713

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities :
Net Income	$6,009	$5,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,573	1,101
Amortization and accretion, net	(404)	(687)
Provision for loan losses	1,920	2,100
Deferred income tax	726	2,599
Loans originated for sale	(14,284)	(18,913)
Proceeds from sale of loans originated for sale	19,554	18,170
Gain on sales of loans originated for sale	(3,328)	(1,367)
Fair value adjustment of OREO	72	-
Gain on sales of securities held to maturity	-	(2,288)
Gain on sales of securities available for sale	-	(1,223)
Loss on bulk sale of impaired loans held in portfolio	-	4,012
Stock compensation expense	48	40
Increase in interest receivable	(704)	(115)
Increase in other assets	(1,329)	(7,354)
Increase in accrued interest payable	242	10
Increase (decrease) in other liabilities	1,016	(502)
Net Cash Provided by Operating Activities	11,111	1,536
Cash flows from investing activities:
Proceeds from repayments and calls on securities held to maturity	-	10,272
Proceeds from call of securities available for sale	1,109	34
Purchases of securities held to maturity	-	(3,034)
Purchases of securities available for sale	(1,174)	-
Purchase of interest bearing time deposits	(245)	-
Proceeds from sales of securities held to maturity	-	99,246
Proceeds from sales of securities available for sale	-	1,320
Proceeds from sales of other real estate owned	1,300	200
Proceeds from bulk sale of impaired loans held in portfolio	-	10,355
Net increase in loans receivable	(189,012)	(141,854)
Additions to premises and equipment	(3,178)	(722)
Purchase/Redemption of Federal Home Loan Bank of New York stock	(1,881)	922
Net Cash Used In Investing Activities	(193,081)	(23,261)
Cash flows from financing activities:
Net increase in deposits	204,723	30,700
Proceeds from long-term debt	67,000	-
Net change in short-term debt	(26,000)	(11,000)
Purchases/adjustments of treasury stock	9	(12)
Cash dividend paid on common stock	(3,346)	(3,293)
Cash dividend paid on preferred stock	(657)	(599)
Net proceeds from issuance of common stock	356	436
Net proceeds from issuance of preferred stock	3,540	770
Exercise of stock options	-	4
Net Cash Provided by Financing Activities	245,625	17,006

Net Increase (Decrease) In Cash and Cash Equivalents	63,655	(4,719)
Cash and Cash Equivalents-Beginning	32,123	29,844

Cash and Cash Equivalents-Ending	$95,778	$25,125

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$2,172	$7,750
Interest	$9,700	$7,642

Non-cash items:
Transfer of loans to other real estate owned	$-	$2,091
Reclassification of loans originated for sale to held to maturity	$870	$460

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2015, and the date these consolidated financial statements were issued.

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

Additionally, this amendment requires interim and annual disclosure of both a) the amount of foreclosed residential real estate property held by the creditor and b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. At September 30, 2015 the amount of foreclosed 1-4 family residential properties held by the Company was $198,000. As of September 30, 2015 the amount of 1-4 family residential loans in the process of foreclosure was $7.9 million.

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

Note 2 – Reclassification

Certain amounts as of December 31, 2014 and the three and nine month periods ended September 30, 2014 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Pension plan:
Interest cost	$96	$100	$257	$299
Expected return on plan assets	(163)	(154)	(435)	(462)
Amortization of unrecognized loss	27	-	72	-

Net periodic pension benefit	(40)	(54)	(106)	(163)

SERP plan:
Interest cost	$4	$5	$10	$15

Net periodic postretirement cost	$4	$5	$10	$15

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its stockholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On March 7, 2014, a grant of 110,000 options and on January 17, 2013, a grant of 130,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on March 7, 2014 and January 17, 2013, respectively. There were 6,000 stock options granted to employees in the fourth quarter of 2014, which vest at a rate of 20% per year.

There was no stock option activity in the nine months ended September 30, 2015.

	Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2014	289,720	$8.93-15.65	$11.18

Options granted	-	0	0.00
Options exercised	-	0	0.00
Options forfeited	-	0	0.00
Options expired	-	0.00

Outstanding at September 30, 2015	289,720	$8.93-15.65	$11.18

As of September 30, 2015, stock options which were granted and were exercisable totaled 78,720 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 215,500 shares underlying unexercised options outstanding as of September 30, 2015 was $553,613 over a weighted average period of 7.76 years.

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

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the unvested options outstanding as of September 30, 2014 was $474,819 over a weighted average period of 8.84 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months and nine months ended September 30, 2015 and 2014, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended September  30, 2015 and 2014, the weighted average number of outstanding options considered to be anti-dilutive were 127,000 and 121,458 respectively, and for the nine months ended September 30, 2015 and 2014, the weighted average number of outstanding options considered to be anti-dilutive were 127,000 and 128,125, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$2,028			$886

Basic earnings per share-
Income available to
Common stockholders	$2,028	8,436	$0.24	$886	8,380	$0.11

Effect of dilutive securities:
Stock options	-	17		-	33

Diluted earnings per share-
Income available to
Common stockholders	$2,028	8,453	$0.24	$886	8,413	$0.11

	For the Nine Months Ended September 30,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$5,352			$5,354

Basic earnings per share-
Income available to
Common stockholders	$5,352	8,419	$0.64	$5,354	8,358	$0.64

Effect of dilutive securities:
Stock options	-	22		-	41

Diluted earnings per share-
Income available to
Common stockholders	$5,352	8,441	$0.63	$5,354	8,399	$0.64

Note 5 – Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30, 2015 and December 31, 2014:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,435	$56	$42	$3,449
Due after ten years	6,274	108	44	6,338
	$9,709	$164	$86	$9,787

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,485	$32	$60	$3,457
Due after ten years	6,213	140	42	6,311
	$9,698	$172	$102	$9,768

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2015
Residential mortgage-backed securities	$-	$-	$3,752	$86	$3,752	$86

	$-	$-	$3,752	$86	$3,752	$86

December 31, 2014
Residential mortgage-backed securities	$1,435	$5	$2,750	$97	$4,185	$102

	$1,435	$5	$2,750	$97	$4,185	$102

Our investment portfolio is reviewed each quarter for indications of other-than temporary impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the amortized cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and our intent and ability to hold the investment for a period of time sufficient to allow for full recovery of the unrealized loss. We evaluate our intent and ability to hold securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. Management does not believe that any of the unrealized losses as of September 30, 2015, (which are related to three residential mortgage-backed securities) represent an other-than-temporary impairment as they are primarily related to market interest rates and not related to the underlying credit quality of the issuers of the securities as all these securities were issued by U.S. Agencies, including FNMA, FHLMC and GNMA. Additionally, the Company has the ability, and management has the intent, to hold such securities for the time necessary to recover cost and does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost.

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of September 30, 2015 and December 31, 2014 by segment and class:

	September 30, 2015	December 31, 2014
	(In Thousands)
Originated loans:
Residential one-to-four family	$140,032	$124,642
Commercial and multi-family	915,099	732,791
Construction	83,900	73,497
Commercial business(1)	60,543	54,244
Home equity(2)	31,713	30,175
Consumer	2,000	2,178

Sub-total	1,233,287	1,017,527

Acquired loans recorded at fair value:
Residential one-to-four family	72,401	81,051
Commercial and multi-family	83,186	95,191
Construction	-	-
Commercial business(1)	4,554	6,381
Home equity(2)	19,728	22,698
Consumer	437	652

Sub-total	180,306	205,973

Acquired loans with deteriorated credit:
Residential one-to-four family	1,571	1,595
Commercial and multi-family	1,113	1,130
Construction	-	-
Commercial business(1)	167	369
Home equity(2)	75	82
Consumer	-	-
Sub-total	2,926	3,176

Total Loans	1,416,519	1,226,676

Less:
Deferred loan fees, net	(2,559)	(2,675)
Allowance for loan losses	(17,690)	(16,151)

	(20,249)	(18,826)

Total Loans, net	$1,396,270	$1,207,850

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of September 30, 2015, we had $34.9 million in loans classified as substandard, $17.7 million in loans classified as special mention and no loans classified as doubtful or loss. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan was in the process of being revalued.

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2015. The table also details the amount of total loans receivable, loans receivable that are evaluated individually  and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of September 30, 2015. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,168	$11,446	$1,136	$1,392	$318	$722	$163	$17,345
Acquired loans recorded at fair value:	180	75	-	-	31	-	-	286
Acquired loans with deteriorated credit:	54	20	-	4	3	-	-	81
Beginning Balance, June 30, 2015	2,402	11,541	1,136	1,396	352	722	163	17,712

Charge-offs:
Originated Loans:	-	-	-	50	-	-	-	50
Acquired loans recorded at fair value:	5	-	-	-	38	-	-	43
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	5	-	-	50	38	-	-	93

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	1	-	-	1
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	-	-	-	1	-	-	1

Provisions:
Originated Loans:	246	(401)	(154)	111	73	68	(37)	(94)
Acquired loans recorded at fair value:	116	9	-	-	39	-	-	164
Acquired loans with deteriorated credit:	1	(1)	-	-	-	-	-	-
Sub-total:	363	(393)	(154)	111	112	68	(37)	70

Totals:
Originated Loans:	2,414	11,045	982	1,453	391	790	126	17,201
Acquired loans recorded at fair value:	291	84	-	-	33	-	-	408
Acquired loans with deteriorated credit:	55	19	-	4	3	-	-	81
Ending Balance, September 30, 2015	$2,760	$11,148	$982	$1,457	$427	$790	$126	$17,690

Loans Receivable:

Ending Balance Originated Loans:	$140,032	$915,099	$83,900	$60,543	$31,713	$2,000	$-	$1,233,287
Ending Balance Acquired loans recorded at fair value:	72,401	83,186	-	4,554	19,728	437	-	180,306
Ending Balance Acquired loans with deteriorated credit:	1,571	1,113	-	167	75	-	-	2,926
Total Gross Loans:	$214,004	$999,398	$83,900	$65,264	$51,516	$2,437	$-	$1,416,519

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,730	$16,700	$-	$4,395	$1,472	$1,463	$-	$34,760
Ending Balance Acquired loans recorded at fair value:	10,376	6,910	-	-	1,097	-	-	18,383
Ending Balance Acquired loans with deteriorated credit:	1,571	868	-	167	75	-	-	2,681
Ending Balance Loans individually evaluated
for impairment:	$22,677	$24,478	$-	$4,562	$2,644	$1,463	$-	$55,824

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$129,302	$898,399	$83,900	$56,148	$30,241	$537	$-	$1,198,527
Ending Balance Acquired loans recorded at fair value:	62,025	76,276	-	4,554	18,631	437	-	161,923
Ending Balance Acquired loans with deteriorated credit:	-	245	-	-	-	-	-	245
Ending Balance Loans collectively evaluated
for impairment:	$191,327	$974,920	$83,900	$60,702	$48,872	$974	$-	$1,360,695
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2015, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,364	$10,028	$1,080	$876	$333	$449	$121		$15,251
Acquired loans recorded at fair value:	417	102	-	-	58	-	-		577
Acquired loans with deteriorated credit:	64	23	-	233	3	-	-		323
Beginning Balance, December 31, 2014	2,845	10,153	1,080	1,109	394	449	121		16,151

Charge-offs:
Originated Loans:	-	10	-	72	-	-	-	-	82
Acquired loans recorded at fair value:	67	-	-	-	106	-	-	-	173
Acquired loans with deteriorated credit:	-	-	-	199	-	-	-	-	199
Sub-total:	67	10	-	271	106	-	-		454

Recoveries:
Originated Loans:	-	70	-	-	-	-	-		70
Acquired loans recorded at fair value:	-	-	-	-	3	-	-		3
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-		-
Sub-total:	-	70	-	-	3	-	-		73

Provisions:
Originated Loans:	50	957	(98)	649	58	341	5		1,962
Acquired loans recorded at fair value:	(59)	(18)	-	-	78	-	-		1
Acquired loans with deteriorated credit:	(9)	(4)	-	(30)	-	-	-		(43)
Sub-total:	(18)	935	(98)	619	136	341	5		1,920

Totals:
Originated Loans:	2,414	11,045	982	1,453	391	790	126		17,201
Acquired loans recorded at fair value:	291	84	-	-	33	-	-		408
Acquired loans with deteriorated credit:	55	19	-	4	3	-	-		81
Ending Balance, September 30, 2015	$2,760	$11,148	$982	$1,457	$427	$790	$126		$17,690
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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2014. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of September 30, 2014 (In Thousands):

	Residential		Commercial & Multi-family	Construction	Business (1)	Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$2,334		$8,380	$668	$911		$522		$132		$343		$13,290
Acquired loans recorded at fair value:	626		696	-	-		61		6		-		1,389
Acquired loans with deteriorated credit:	63		81	-	126		3		-		-		273
Beginning Balance, June 30, 2014	3,023		9,157	668	1,037		586		138		343		14,952

Charge-offs:
Originated Loans:	-	-	80	-	44	-	-	-	-	-	-	-	124
Acquired loans recorded at fair value:	-	-	234	-	-	-	-	-	-	-	-	-	234
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	-		314	-	44		-		-		-		358

Recoveries:
Originated Loans:	-		125	-	22		-		-		-		147
Acquired loans recorded at fair value:	-		-	-	-		-		2		-		2
Acquired loans with deteriorated credit:	-		-	-	-		-		-		-		-
Sub-total:	-		125	-	22		-		2		-		149

Provisions:
Originated Loans:	(619)		1,352	556	(105)		(159)		(3)		(205)		817
Acquired loans recorded at fair value:	(73)		(230)	-	-		60		(8)		-		(251)
Acquired loans with deteriorated credit:	1		(11)	-	94		-		-		-		84
Sub-total:	(691)		1,111	556	(11)		(99)		(11)		(205)		650

Totals:
Originated Loans:	1,715		9,777	1,224	784		363		129		138		14,130
Acquired loans recorded at fair value:	553		232	-	-		121		-		-		906
Acquired loans with deteriorated credit:	64		70	-	220		3		-		-		357
Ending Balance, September 30, 2014	$2,332		$10,079	$1,224	$1,004		$487		$129		$138		$15,393

Loans Receivable:

Ending Balance Originated Loans:	$117,916		$669,472	$64,996	$52,997		$29,686		$1,576		$-		$936,643
Ending Balance Acquired loans recorded at fair value:	89,437		101,599	-	7,154		24,299		715		-		223,204
Ending Balance Acquired loans with deteriorated credit:	1,572		1,136	-	369		84		-		-		3,161
Total Gross Loans:	$208,925		$772,207	$64,996	$60,520		$54,069		$2,291		$-		$1,163,008

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$11,007		$9,110	$-	$2,046		$1,029		$1,320		$-		$24,512
Ending Balance Acquired loans recorded at fair value:	10,749		6,781	-	-		1,545		-		-		19,075
Ending Balance Acquired loans with deteriorated credit:	1,572		880	-	369		84		-		-		2,905
Ending Balance Loans individually evaluated
for impairment:	$23,328		$16,771	$-	$2,415		$2,658		$1,320		$-		$46,492

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$106,909		$660,362	$64,996	$50,951		$28,657		$256		$-		$912,131
Ending Balance Acquired loans recorded at fair value:	78,688		94,818	-	7,154		22,754		715		-		204,129
Ending Balance Acquired loans with deteriorated credit:	-		256	-	-		-		-		-		256
Ending Balance Loans collectively evaluated
for impairment:	$185,597		$755,436	$64,996	$58,105		$51,411		$971		$-		$1,116,516
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for nine months ended September 30, 2014, and the related portion of the allowance for loan losses that is allocated to each loan class. (In Thousands):

						Commercial		Home
	Residential		Commercial & Multi-family	Construction	Business (1)			Equity (2)	Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$1,729		$7,419	$700		$1,295		$363		$3		$83		$11,592
Acquired loans recorded at fair value:	832		1,744	1		44		129		-		-		2,750
Acquired loans with deteriorated credit:	-		-	-		-		-		-		-		-
Beginning Balance, December 31, 2013	2,561		9,163	701		1,339		492		3		83		14,342

Charge-offs:
Originated Loans:	-	-	388	-	-	170	-	27	-	-	-	-	-	585
Acquired loans recorded at fair value:	-	-	755	-	-	-	-	-	-	2	-	-	-	757
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	-		1,143	-		170		27		2		-		1,342

Recoveries:
Originated Loans:	-		125	-		22		-		-		-		147
Acquired loans recorded at fair value:	-		73	65		-		6		2		-		146
Acquired loans with deteriorated credit:	-		-	-		-		-		-		-		-
Sub-total:	-		198	65		22		6		2		-		293

Provisions:
Originated Loans:	(14)		2,621	524		(363)		27		126		55		2,976
Acquired loans recorded at fair value:	(279)		(830)	(66)		(44)		(14)		-		-		(1,233)
Acquired loans with deteriorated credit:	64		70	-		220		3		-		-		357
Sub-total:	(229)		1,861	458		(187)		16		126		55		2,100

Totals:
Originated Loans:	1,715		9,777	1,224		784		363		129		138		14,130
Acquired loans recorded at fair value:	553		232	-		-		121		-		-		906
Acquired loans with deteriorated credit:	64		70	-		220		3		-		-		357
Ending Balance, September 30, 2014	$2,332		$10,079	$1,224		$1,004		$487		$129		$138		$15,393

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of September 30, 2015 and December 31, 2014. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2015 and December 31, 2014, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of September 30, 2015	As of December 31, 2014
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$2,413	$2,893
Commercial and multi-family	9,812	8,386
Construction	-	-
Commercial business(1)	1,002	258
Home equity(2)	709	334
Consumer	-	-

Sub-total:	$13,936	$11,871

Acquired loans recorded at fair value:
Residential one-to-four family	$5,503	$4,786
Commercial and multi-family	3,090	1,969
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	355	527
Consumer	-	-

Sub-total:	$8,948	$7,282

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	167	369
Home equity(2)	75	82
Consumer	-	-

Sub-total:	$242	$451

Total	$23,126	$19,604

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and nine months ended September 30, 2015 and 2014. (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2015	2014	2014	2015	2015	2014	2014

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$3,424	$30	$6,494	$95	$2,949	$91	$4,468	$285
Commercial and Multi-family	10,265	111	8,312	13	9,228	334	6,670	39
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	2,463	34	1,023	25	2,543	102	1,604	76
Home equity(2)	1,238	9	423	6	1,008	26	416	16
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$17,390	$184	$16,252	$139	$15,728	$553	$13,158	$416

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$7,650	$47	$6,304	$12	$6,583	$141	$5,690	$37
Commercial and Multi-family	4,674	48	6,626	61	4,724	145	5,439	183
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	731	8	743	4	767	23	774	11
Consumer	-	-	1	-	-	-	2	-

Sub-total	$13,055	$103	$13,674	$77	$12,074	$309	$11,905	$231

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,486	$30	$1,492	$5	$1,490	$90	$1,708	$16
Commercial and Multi-family	870	8	1,245	13	871	23	1,435	40
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	84	-	-	2	120	-	124	-
Home equity(2)	76	-	85	-	77	-	86	5
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$2,516	$38	$2,822	$20	$2,558	$113	$3,353	$61

Total Impaired Loans
With no related allowance recorded:	$32,961	$325	$32,748	$236	$30,360	$975	$28,416	$708

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and nine months ended September 30, 2015 and 2014. (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2015	2014	2014	2015	2015	2014	2014

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$7,064	$76	$3,365	$16	$7,620	$229	$2,718	$47
Commercial and Multi-family	3,907	-	2,763	-	3,543	-	3,592	-
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	2,159	23	-	-	2,200	68	368	-
Home equity(2)	196	1	748	5	313	2	642	15
Consumer	1,463	-	1,183	-	1,532	-	789	-

Sub-total:	$14,789	$100	$8,059	$21	$15,208	$299	$8,109	$62

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$2,710	$32	$5,715	$51	$3,503	$97	$5,632	$154
Commercial and Multi-family	2,276	20	2,980	7	2,236	60	5,443	22
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	298	5	340	4	317	13	435	12
Consumer	-	-	-	-	-	-	-	-

Sub-total	$5,284	$57	$9,035	$62	$6,056	$170	$11,510	$188

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$89	$2	$91	$1	$89	$5	$61	$3
Commercial and Multi-family	-	-	-	1	-	-	-	3
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	84	-	370	1	56	-	247	2
Home equity(2)	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$173	$2	$461	$3	$145	$5	$308	$8

Total Impaired Loans
with an allowance recorded:	$20,246	$159	$17,555	$86	$21,409	$474	$19,927	$258

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

September 30, 2015 and December 31, 2014. (In Thousands):

	As of September 30, 2015			As of December 31, 2014
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$3,683	$3,745	$-	$2,809	$2,825	$-
Commercial and multi-family	13,009	13,170	-	7,202	7,639	-
Construction	-	-	-	-	-	-
Commercial business(1)	2,339	2,928	-	3,336	3,336	-
Home equity(2)	1,282	1,306	-	537	550	-
Consumer	-	-	-	-	-	-

Sub-total:	$20,313	$21,149	$-	$13,884	$14,350	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$8,069	$8,473	$-	$4,696	$4,849	$-
Commercial and Multi-family	4,499	4,582	-	5,002	5,060	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	830	879	-	612	626	-
Consumer	-	-	-	-	-	-

Sub-total:	$13,398	$13,934	$-	$10,310	$10,535	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,482	$2,109	$-	$1,505	$2,133	$-
Commercial and Multi-family	868	1,018	-	877	1,034	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	274	-
Home equity(2)	75	136	-	82	137	-
Consumer	-	-	-	-	-	-

Sub-total:	$2,425	$3,263	$-	$2,464	$3,578	$-

Total Impaired Loans
with no related allowance recorded:	$36,136	$38,346	$-	$26,658	$28,463	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at September 30, 2015 and December 31, 2014. (In Thousands):

	As of September 30, 2015			As of December 31, 2014
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$7,047	$7,047	$663	$9,235	$9,247	$720
Commercial and Multi-family	3,691	3,691	986	2,320	2,364	933
Construction	-	-	-	-	-	-
Commercial business(1)	2,056	2,240	663	1,599	1,722	79
Home equity(2)	190	192	5	549	550	5
Consumer	1,463	1,463	782	1,851	1,851	446

Sub-total:	$14,447	$14,633	$3,099	$15,554	$15,734	$2,183

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$2,307	$2,309	$226	$5,087	$5,130	$254
Commercial and Multi-family	2,411	2,506	110	1,375	1,408	154
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	267	267	11	552	561	49
Consumer	-	-	-	-	-	-

Sub-total	$4,985	$5,082	$347	$7,014	$7,099	$457

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$89	$103	$6	$90	$105	$14
Commercial and Multi-family	-	-	-	-	118	-
Construction	-	-	-	-	-	-
Commercial business(1)	167	368	-	369	369	217
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$256	$471	$6	$459	$592	$231

Total Impaired Loans
with an allowance recorded:	$19,688	$20,186	$3,452	$23,027	$23,425	$2,871

Total Impaired Loans
with no related allowance recorded:	$36,136	$38,346	$-	$26,658	$28,463	$-

Total Impaired Loans:	$55,824	$58,532	$3,452	$49,685	$51,888	$2,871

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at September 30, 2015, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
September 30, 2015	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	7	$2,085	1	$836	8	$2,921
Commercial and multi-family	4	3,277	8	4,270	12	7,547
Construction	-	-	-	-	-	0
Commercial business(1)	1	784	2	699	3	1,483
Home equity(2)	2	495	3	161	5	656
Consumer	-	-	-	-	-	0

Sub-total:	14	$6,641	14	$5,966	28	$12,607

Acquired loans recorded at fair value:
Residential one-to-four family	21	$4,324	11	$3,011	32	$7,335
Commercial and Multi-family	12	3,774	2	1,730	14	5,504
Construction	-	-	-	-	-	0
Commercial business(1)	-	-	-	-	-	0
Home equity(2)	5	515	1	221	6	736
Consumer	-	-	-	-	-	0

Sub-total:	38	$8,613	14	$4,962	52	$13,575

Acquired loans with deteriorated credit:
Residential one-to-four family	6	$2,212	-	$-	6	$2,212
Commercial and Multi-family	2	1,018	-	-	2	1,018
Construction	-	-	-	-	-	0
Commercial business(1)	-	-	1	167	1	167
Home equity(2)	-	-	1	122	1	122
Consumer	-	-	-	-	-	0

Sub-total:	8	$3,230	2	$289	10	$3,519

Total	60	$18,484	30	$11,217	90	$29,701

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

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended September 30, 2015.  (Dollars In Thousands):

Three Months Ended September 30, 2015		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	$-	$-	$-
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	1	236	246
Home equity(2)	1	17	53
Consumer	-	-	-

Sub-total:	2	$253	$299

Acquired loans recorded at fair value:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	175	144
Consumer	-	-	-

Sub-total:	$1	$175	$144

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$-	$-	$-

Total	$3	$428	$443

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended September 30, 2015. (Dollars In Thousands):

Three Months Ended September 30, 2015
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Total	0	$0

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the nine months ended September 30, 2015. (Dollars In Thousands):

Nine Months Ended September 30, 2015				Pre-Modification Outstanding		Post-Modification Outstanding
		Number of Contracts		Recorded Investments		Recorded Investments

Originated loans:
Residential one-to-four family		$1		$836		$836
Commercial and multi-family		-		-		-
Construction		-		-		-
Commercial business(1)		1		236		246
Home equity(2)		1		17		53
Consumer		-		-		-

Sub-total:		$3		$1,089		$1,135

Acquired loans recorded at fair value:
Residential one-to-four family		$3		$1,533		$1,562
Commercial and Multi-family		-		-		-
Construction		-		-		-
Commercial business(1)		-		-		-
Home equity(2)		2		398		367
Consumer		-		-		-

Sub-total:		$5		$1,931		$1,929

Acquired loans with deteriorated credit:
Residential one-to-four family		$-		$-		$-
Commercial and Multi-family		-		-		-
Construction		-		-		-
Commercial business(1)		-		-		-
Home equity(2)		-		-		-
Consumer		-		-		-

Sub-total:		$-		$-		$-

Total	$	$ 8	$	$ 3,020	$	$ 3,064

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructurings  during the nine months ended September 30, 2015. (Dollars In Thousands):

Nine Months Ended September 30, 2015
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	$1	$836
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	59
Consumer	-	-

Sub-total:	$2	$895

Acquired loans recorded at fair value:
Residential one-to-four family	$2	$1,148
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	$2	$1,148

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	$0	$0

Total	$4	$2,043

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the nine months ended September 30, 2014. (Dollars In Thousands):

Nine Months Ended September 30, 2014		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$432	$432
Commercial and multi-family	1	806	806
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	2	$1,238	$1,238

Acquired loans recorded at fair value:
Residential one-to-four family	3	$1,267	$1,269
Commercial and Multi-family	1	186	205
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	256	262
Consumer	-	-	-

Sub-total:	5	$1,709	$1,736

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	0	$0	$0

Total	7	$2,947	$2,974

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the nine months ended September 30, 2014. (Dollars In Thousands):

Nine Months Ended September 30, 2014
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	458
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	458

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	0

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	-

Total	1	$458

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of September 30, 2015. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,599	$2,739	$231	$4,569	$135,463	$140,032	$-
Commercial and multi-family	18,261	4,410	5,201	27,872	887,227	915,099	-
Construction	239	-	-	239	83,661	83,900	-
Commercial business(1)	325	594	750	1,669	58,874	60,543	-
Home equity(2)	1,170	357	410	1,937	29,776	31,713	-
Consumer	3	-	-	3	1,997	2,000	-

Sub-total:	$21,597	$8,100	$6,592	$36,289	$1,196,998	$1,233,287	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$2,215	$1,486	$2,247	$5,948	$66,453	72,401	$-
Commercial and multi-family	3,982	1,164	764	5,910	77,276	83,186	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	149	-	-	149	4,405	4,554	-
Home equity(2)	729	321	42	1,092	18,636	19,728	-
Consumer	22	-	-	22	415	437	-

Sub-total:	$7,097	$2,971	$3,053	$13,121	$167,185	$180,306	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,571	1,571	$-
Commercial and multi-family	-	-	-	-	1,113	1,113	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	167	167	-	167	-
Home equity(2)	-	75	-	75	-	75	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$75	$167	$242	$2,684	$2,926	$-

Total	$28,694	$11,146	$9,812	$49,652	$1,366,867	$1,416,519	$-

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of September 30, 2015. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss		Total

Originated loans:
Residential one-to-four family	$130,256	$5,908	$3,868	$-		$-	$140,032
Commercial and multi-family	900,386	2,733	11,980	-		-	915,099
Construction	83,820	80	-	-		-	83,900
Commercial business(1)	54,473	2,211	3,859	-		-	60,543
Home equity(2)	30,230	720	763	-		-	31,713
Consumer	829	33	1,138	-		-	2,000

Sub-total:	$1,199,994	$11,685	$21,608	$-		$-	$1,233,287

Acquired loans recorded at fair value:
Residential one-to-four family	$63,099	$3,069	$6,233	$-	$		72,401
Commercial and multi-family	76,501	1,808	4,877	-		-	83,186
Construction	-	-	-	-		-	-
Commercial business(1)	4,554	-	-	-		-	4,554
Home equity(2)	18,560	319	849	-		-	19,728
Consumer	437	-	-	-		-	437

Sub-total:	$163,151	$5,196	$11,959	$-		$-	$180,306

Residential one-to-four family	$236	$281	$1,054	$-		$-	1,571
Commercial and multi-family	578	535	-	-		-	1,113
Construction	-	-	-	-		-	-
Commercial business(1)	-	-	167	-		-	167
Home equity(2)	-	-	75	-		-	75
Consumer	-	-	-	-		-	-

Sub-total:	$814	$816	$1,296	$-		$-	$2,926

Total Gross Loans	$1,363,959	$17,697	$34,863	$-		$-	$1,416,519

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	September 30,	December 31,
	2015	2014

Unpaid principal balance	$190,615	$216,741
Recorded investment	183,232	209,150

The following table presents changes in the accretable discount on loans acquired for the three and nine months ended September 30, 2015  and 2014.  (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance, Beginning of Period	$61,939	$85,064	$70,522	$102,454
Accretion	(3,029)	(5,508)	(12,167)	(23,079)
Net Reclassification from Non-Accretable Difference	72	252	627	433
Balance, End of Period	$58,982	$79,808	$58,982	$79,808

The following table presents changes in the non-accretable yield on loans acquired for the three and nine months ended September 30, 2015 and 2014. (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance, Beginning of Period	$3,218	$4,141	$3,773	$4,413
Loans Sold	-	(32)	-	(123)
Net Reclassification to Accretable Difference	(72)	(252)	(627)	(433)
Balance, End of Period	$3,146	$3,857	$3,146	$3,857

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2015:
Securities available for sale — Residential Mortgage Backed Securities	$9,787	$—	$9,787	$—

As of December 31, 2014:
Securities available for sale — Residential mortgage-backed securities	$9,768	$-	$9,768	$—

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2015 and 2014.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2015
Impaired Loans	$16,734	$—	$—	$16,236
Other real estate owned	$2,113	$—	$—	$2,113

As of December 31, 2014:
Impaired Loans	$20,156	$—	$—	$20,156

Note 7 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2015 and December 31, 2014 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
September 30, 2015:
Impaired Loans	$16,734	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$2,113	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2014:
Impaired Loans	$20,156	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$3,485	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of September 30, 2015 and December 31, 2014.

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

Note 7 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2015 and December 31, 2014 consisted of the loan balances of $20.8 million and $23.0 million, net of a valuation allowance of $3.4 million and $2.9 million, respectively.

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

Note 7 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$95,778	$95,778	$95,778	$-	$-
Interest-earning time deposits	1,238	1,238	1,238	-	-
Securities available for sale	9,787	9,787	-	9,787	-
Loans held for sale	513	527	-	527	-
Loans receivable, net	1,396,270	1,432,893	-	-	1,432,893
FHLB of New York stock, at cost	10,711	10,711	-	10,711	-
Accrued interest receivable	5,158	5,158	-	5,158	-

Financial liabilities:
Deposits	1,233,279	1,238,705	659,512	579,193	-
Borrowings	200,000	202,352	-	202,352	-
Subordinated debentures	4,124	4,172	-	4,172	-
Accrued interest payable	1,056	1,056	-	1,056	-

	As of December 31, 2014

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$32,123	$32,123	$32,123	$-	$-
Interest-earning time deposits	993	993	993	-	-
Securities available for sale	9,768	9,768	-	9,768	-
Securities held to maturity	-	-	-	-	-
Loans held for sale	3,325	3,424	-	3,424	-
Loans receivable, net	1,207,850	1,244,434	-	-	1,244,434
FHLB of New York stock, at cost	8,830	8,830	-	8,830	-
Accrued interest receivable	4,454	4,454	-	4,454	-

Financial liabilities:
Deposits	1,028,556	1,032,275	616,019	416,256	-
Borrowings	159,000	163,312	-	163,312	-
Subordinated debentures	4,124	4,236	-	4,236	-
Accrued interest payable	815	815	-	815	-

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September  30, 2015 we had approximately $1.555 billion in consolidated assets, $1.233 billion in deposits and $108.2 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2015, the Bank operated through fifteen branches in Bayonne, Colonia, Jersey City, Hoboken, Fairfield, Monroe Township, South Orange, and Woodbridge, New Jersey, through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Recent Event

On October 29, 2015, the Company priced a $24 million offering of 2,400,000 shares of its common stock at a public offering price of $10.00 per share and closed on the offering on November 4, 2015. The offering is expected to result in gross proceeds of $24 million and net proceeds of approximately $22.1 million, after underwriting discounts and estimated expenses for the offering. The shares will be issued pursuant to an effective shelf registration statement on Form S-3 (File No. 333-199424) and a prospectus supplement previously filed with the Securities and Exchange Commission (the “SEC”).

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

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this Form 10-Q. We do not assume any obligation to revise forward-looking statements except as may be required by law.

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

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements. There has been no change in critical accounting policies since the Bank’s last reported 10-K.

Financial Condition

Total assets increased by $253.0 million, or 19.4%, to $1.555 billion at September 30, 2015 from $1.302 billion at December 31, 2014. The increase in total assets occurred primarily as a result of an increase in loans receivable, net of $188.4 million, and an increase in cash and cash equivalents of $63.7 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase securities in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices in 2015.

Total cash and cash equivalents increased by $63.7 million, or 198.2%, to $95.8 million at September 30, 2015 from $32.1 million at December 31, 2014.

Loans receivable, net increased by $188.4 million, or 15.6%, to $1.396 billion at September 30, 2015 from $1.208 billion at December 31, 2014. The increase resulted primarily from a $180.3 million increase in real estate mortgages, primarily consisting of commercial and multi-family loans, construction and commercial participation loans with other financial institutions, along with a $4.3 million increase in business loans and commercial lines of credit, and an increase of $6.7 million in residential real estate loans, partially offset by a decrease of $1.4 million in home equity loans and home equity lines of credit. As of September 30, 2015, the allowance for loan losses was $17.7 million, or 77.2%, of non-performing loans and 1.25% of gross loans. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc. and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $204.7 million, or 19.9%, to $1.233 billion at September 30, 2015 from $1.029 billion at December 31, 2014. The increase resulted primarily from an increase of $161.3 million in certificates of deposit, a $19.1 million increase in non-interest-bearing deposits, a $53.9 million increase in NOW deposits, and a $2.8 million increase in money market interest-bearing deposits, partly offset by a decrease of $32.4 million in savings and club deposits. In addition to organic deposit growth resulting from the opening of four additional branches over the last 18 months, the Company has also added listing service certificates of deposit and brokered certificates of deposit to fund loan growth, which total $44.7 million and $51.5 million, respectively, at September 30, 2015.

Short-term borrowings decreased by $26.0 million to $0 at September 30, 2015 from $26.0 million at December 31, 2014. Long-term borrowed money increased by $67.0 million, or 50.4%, to $200.0 million at September 30, 2015 from $133.0 million at December 31, 2014. The purpose of these borrowings reflected the use of long-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities. The increase in Federal Home Loan Bank advances resulted from the Company’s utilization of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy. The weighted average interest rate of borrowings was 3.19% at September 30, 2015.

Stockholders’ equity increased by $5.9 million, or 5.8%, to $108.2 million at September 30, 2015 from $102.3 million at December 31, 2014. The increase in stockholders’ equity was primarily attributable to net income of $6.0 million, proceeds from the issuance of Series C preferred stock of $3.5 million, partly offset by cash dividends paid during the nine-month period totaling $3.3 million on outstanding shares of common stock and $657,000 on outstanding preferred stock. The Company accrued a dividend payable for the third quarter on our outstanding preferred stock of $255,000 which will be paid in the fourth quarter. As of September 30, 2015, the Bank’s Tier 1, Tier 1 Risk-Based, Total Risk-Based Capital and Common Equity Tier 1 Capital Ratios were 7.37%, 8.95%, 10.20% and 8.95%, respectively. We anticipate that these ratios will increase at the end of the year as a result of the completion of our common stock offering in November 2015.

Results of Operations for the Three Months ended September 30, 2015

Net income was $2.3 million for the three months ended September 30, 2015, compared with $1.1 million for the three months ended September 30, 2014. The increase in net income was primarily related to increases in net interest income and non-interest income, a lower provision for loan losses, partly offset by increases in non-interest expense and the income tax provision.

Net interest income increased by $489,000, or 3.7%, to $13.5 million for the three months ended September 30, 2015 from $13.0 million for the three months ended September 30, 2014. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $273.0 million, or 22.5%, to $1.486 billion for the three months ended September 30, 2015 from $1.213 billion for the three months ended September 30, 2014, partly offset by a decrease in the average yield on interest-earning assets of 51 basis points to 4.63% for the three months ended September 30, 2015 from 5.14% for the three months ended September 30, 2014. The average balance of interest-bearing liabilities increased by $248.8 million, or 24.6% to $1.260 billion for the three months ended September 30, 2015 from $1.011 billion for the three months ended September 30, 2014, while the average cost of interest-bearing liabilities increased by 16 basis points to 1.17% for the three months ended September 30, 2015 from 1.01% for the three months ended September 30, 2014. Net interest margin was 3.65% for the three-month period ended September 30, 2015 and 4.31% for the three-month period ended September 30, 2014. The decline in net interest margin was the result of competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

Interest income on loans receivable increased by $1.7 million, or 11.43%, to $17.0 million for the three months ended September 30, 2015 from $15.3 million for the three months ended September 30, 2014. The increase was primarily attributable to an increase in the average balance of loans receivable of $265.4 million, or 23.2%, to $1.409 billion for the three months ended September 30, 2015 from $1.143 billion for the three months ended September 30, 2014, partially offset by a decrease in the average yield on loans receivable to 4.84% for the three months ended September 30, 2015 from 5.35% for the three months ended September 30, 2014. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included the hiring of additional loan production and business development personnel and the opening of four additional branches over the last 18 months. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $147,000, or 47.1%, to $165,000 for the three months ended September 30, 2015 from $312,000 for the three months ended September 30, 2014. This decrease was primarily due to a decrease in the average balance of securities of $19.4 million, or 49.4%, to $19.9 million for the three months ended September 30, 2015 from $39.3 million for the three months ended September 30, 2014, partially offset by an increase in the average yield of securities to 3.31% for the three months ended September 30, 2015 from 3.17% for the three months ended September 30, 2014. The decrease in the average balance of securities primarily resulted from the sales of $99.2 million of mortgage backed securities in the third quarter of 2014.

Interest income on other interest-earning assets increased by $6,000 or 50.0%, to $18,000 for the three months ended September 30, 2015 from $12,000 for the three months ended September 30, 2014. This increase was primarily due to an increase in the average balance of other interest-earning assets of $27.1 million, or 89.0%, to $57.5 million for the three months ended September 30, 2015 from $30.4 million for the three months ended September 30, 2014.

Total interest expense increased by $1.1 million, or 43.7%, to $3.7 million for the three months ended September 30, 2015 from $2.6 million for the three months ended September 30, 2014. The increase resulted primarily from an increase in the average balance of deposits of $169.4 million, or 19.1%, to $1.056 billion for the three months ended September 30, 2015 from $886.2 million for the three months ended September 30, 2014, an increase in the average balance of borrowings of $79.3 million, or 63.6%, to $204.1 million for the three months ended September 30, 2015 from $124.8 million for the three months ended September 30, 2014, as well as an increase in the average cost of interest-bearing liabilities of 16 basis points to 1.17% for the three months ended September 30, 2015 from 1.01% for the three months ended September 30, 2014. The increase in the average rate on interest-bearing liabilities was due to competitive forces in attracting new deposits and a change in the mix of funding sources and terms, including higher cost listing service certificates of deposit and brokered certificates of deposit, to support aggressive loan growth. The increase in Federal Home Loan Bank advances resulted from the Company’s utilization of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy.

The provision for loan losses totaled $70,000 and $650,000 for the three months ended September 30, 2015 and 2014, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2015, the Company experienced $92,000 in net charge-offs compared to $209,000 in net charge-offs for the three months ended September 30, 2014. The Bank had non-performing loans totaling $23.1 million, or 1.62%, of gross loans at September 30, 2015 and $19.6 million, or 1.60%, of gross loans at December 31, 2014. The allowance for loan losses was $17.7 million, or 1.25%, of gross loans at September 30, 2015, $16.2 million, or 1.32%, of gross loans at December 31, 2014 and $15.4 million, or 1.32%, of gross loans at September 30, 2014. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The increase in the allowance for loan loss reflected growth in the loan portfolio. Management believes that the allowance for loan losses was adequate at September 30, 2015 and December 31, 2014.

Total non-interest income increased by $2.7 million to $2.0 million for the three months ended September 30, 2015 from a loss of $750,000 for the three months ended September 30, 2014. Non-interest income reflected an increase of $1.0 million in gain on sale of loans for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. The three-month period ended September 30, 2014 included $2.2 million in gains on the sale of investment securities held to maturity and a $4.0 million loss on the bulk sale of impaired loans, with no comparable activity in the three-month period ended September 30, 2015.

Total non-interest expense increased by $1.8 million, or 17.8%, to $11.7 million for the three months ended September 30, 2015 from $9.9 million for the three months ended September 30, 2014. Salaries and employee benefits expense increased by $667,000, or 12.6%, to $5.9 million for the three months ended September 30, 2015 from $5.3 million for the three months ended September 30, 2014. This increase in both salaries and employee benefits was mainly attributable to an increase of 17 full-time equivalent employees, or 5.4%, to 334 at September 30, 2015 from 317 at September 30, 2014, which relates to the addition of business development and loan administration employees and the opening of four new branch offices in the last 18 months. Occupancy expense increased by $324,000, or 30.4%, to $1.4 million for the three months ended September 30, 2015 from $1.1 million for the three months ended September 30, 2014. Equipment expense increased by $98,000, or 6.6%, to $1.6 million for the three months ended September 30, 2015 from $1.5 million for the three months ended September 30, 2014. The increases in occupancy and equipment expenses also related primarily to the opening of the new branch offices. Professional fees decreased by $99,000, or 19.0%, to $421,000 for the three months ended September 30, 2015 from $520,000 for the three months ended September 30, 2014. Regulatory assessments increased by $27,000, or 9.0%, to $328,000 for the three months ended September 30, 2015 from $301,000 for the three months ended September 30, 2014. Advertising expense increased by $81,000, or 29.1%, to $359,000 for the three months ended September 30, 2015 from $278,000 for the three months ended September 30, 2014. Other real estate owned (OREO) expenses decreased by $34,000, or 55.7%, to $27,000 for the three months ended September 30, 2015 from $61,000 for the three months ended September 30, 2014. Other non-interest expense increased by $703,000, or 91.3%, to $1.5 million for the three months ended September 30, 2015 from $770,000 for the three months ended September 30, 2014. Other non-interest expense consisted of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication and other fees and expenses.

Income tax provision increased by $823,000, or 128.6%, to $1.5 million for the three months ended September 30, 2015 from $640,000 for the three months ended September 30, 2014. The increase in income tax provision was a result of higher taxable income during the three-month period ended September 30, 2015 as compared with the three months ended September 30, 2014. The consolidated effective tax rate for the three months ended September 30, 2015 was 39.1% compared to 37.0% for the three months ended September 30, 2014.

Results of Operations for the Nine Months ended September 30, 2015

Net income was $6.0 million for each of the nine months ended September 30, 2015 and September 30, 2014. Increases in net interest income, non-interest income and a lower provision for loan losses, were partly offset by increases in non-interest expense and the income tax provision.

Net interest income increased by $2.5 million, or 6.6%, to $39.8 million for the nine months ended September 30, 2015, from $37.3 million for the nine months ended September 30, 2014. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $196.0 million, or 16.2%, to $1.403 billion for the nine months ended September 30, 2015, from $1.207 billion for the nine months ended September 30, 2014, partly offset by a decrease in the average yield on interest earning assets of 24 basis points to 4.73% for the nine months ended September 30, 2015 from 4.97% for the nine months ended September 30,

2014.The average balance of interest-bearing liabilities increased by $173.6 million, or 17.2%, to $1.183 billion for the nine months ended September 30, 2015, from $1.009 billion for the nine months ended September 30, 2014, while the average cost of interest-bearing liabilities increased by 11 basis points to 1.12% for the nine months ended September 30, 2015, from 1.01% for the nine months ended September 30, 2014. Net interest margin was 3.79% for the nine-month period ended September 30, 2015 and 4.13% for the nine-month period ended September 30, 2014.The decline in net interest margin was the result of competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

Interest income on loans receivable increased by $6.4 million or 15.0% to $49.3 million for the nine months ended September 30, 2015 from $42.9 million for the nine months ended September 30, 2014. The increase was primarily attributable to an increase in the average balance of loans receivable of $248.3 million, or 22.7%, to $1.342 billion for the nine months ended September 30, 2015 from $1.094 billion for the nine months ended September 30, 2014, partially offset by a decrease in the average yield on loans receivable to 4.90% for the nine months ended September 30, 2015 from 5.22% for the nine months ended September 30, 2014. The increase in the average balance of loans receivable was the result of our comprehensive loan growth strategy. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $1.7 million or 78.3% to $463,000 for the nine months ended September 30, 2015 from $2.1 million for the nine months ended September 30, 2014. This decrease was primarily due to a decrease in the average balance of securities of $70.9 million, or 78.3%, to $19.6 million for the nine months ended September 30, 2015 from $90.5 million for the nine months ended September 30, 2014. The average yield of securities remained unchanged at 3.14% for the nine months ended September 30, 2015 and September 30, 2014. The decrease in the average balance of securities primarily resulted from the sales of $99.2 million of mortgage backed securities in the third quarter of 2014.

Interest income on other interest-earning assets was $45,000 for the nine-month period ended September 30, 2015 compared with $36,000 for the nine months ended September 30, 2014. The average balance of other interest-earning assets increased $18.5 million or 81.7% to $41.2 million for the nine months ended September 30, 2015 from $22.7 million for the nine months ended September 30, 2014. The average yield on other interest-earning assets decreased to 0.15% for the nine months ended September 30, 2015 from 0.21% for the nine months ended September 30, 2014.

Total interest expense increased by $2.3 million, or 30.0%, to $9.9 million for the nine months ended September 30, 2015 from $7.6 million for the nine months ended September 30, 2014. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $173.6 million or 17.2% to $1.183 billion for the nine months ended September 30, 2015 from $1.009 billion for the nine months ended September 30, 2014, and an increase in the average cost of interest-bearing liabilities of 11 basis points to 1.12% for the nine months ended September 30, 2015 from 1.01% for the nine months ended September 30, 2014. The increase in the average rate on interest-bearing liabilities was due to competitive forces in attracting new deposits and a change in the mix of funding sources and terms, including higher cost listing service certificates of deposit and brokered certificates of deposit, to support aggressive loan growth. The increase in Federal Home Loan Bank advances resulted from the Company’s utilization of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy.

The provision for loan losses totaled $1.9 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the dynamic activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2015, the Company experienced $247,000 in net charge-offs compared to $1.0 million in net charge-offs for nine months ended September 30, 2014. The Bank had non-performing loans totaling $23.1 million or 1.62% of gross loans at September 30, 2015 and $19.6 million or 1.60% of gross loans at December 31, 2014. The allowance for loan losses was $17.7 million or 1.25% of gross loans at September 30, 2015, $16.2 million or 1.32% of gross loans at December 31, 2014 and $15.4 million or 1.32% of gross loans at September 30, 2014. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The increase in the allowance for loan loss reflected growth in the loan portfolio. Management believes that the allowance for loan losses was adequate at September 30, 2015 and December 31, 2014.

Total non-interest income increased by $2.4 million, or 91.5%, to $5.0 million for the nine months ended September 30, 2015 from $2.6 million for the nine months ended September 30, 2014. Non-interest income reflected an increase of $2.0 million in gain on sale of loans for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The nine-month period ended September 30, 2014 included a $1.2 million gain on the sale of investment securities available for sale, $1.9 million in gains on the sale of investment securities held to maturity, and a $4.0 million loss on the bulk sale of impaired loans, with no comparable activity in the nine-month period ended September 30, 2015.

Total non-interest expense increased by $4.9 million, or 17.5%, to $32.8 million for the nine months ended September 30, 2015 from $27.9 million for the nine months ended September 30, 2014. Salaries and employee benefits expense increased by $2.0 million or 13.6% to $16.8 million for the nine months ended September 30, 2015 from $14.8 million for the nine months ended September 30, 2014. This increase in both salaries and employee benefits was mainly attributable to an increase of 17 full-time equivalent employees, or 5.4%, to 334 at September 30, 2015 from 317 at September 30, 2014, which related to the addition of business development and loan administration employees and the opening of four new branch offices in the last 15 months. Occupancy expense increased by $1.1 million or 35.5% to $4.1 million for the nine months ended September 30, 2015 from $3.0 million for the nine months ended September 30, 2014. Equipment expense increased by $506,000 or 12.1% to $4.7 million for the nine months ended September 30, 2015 from $4.2 million for the nine months ended September 30, 2014. The increases in occupancy and equipment expenses also related primarily to the opening of the new branch offices. Professional fees decreased by $716,000, or 46.4%, to $827,000 for the nine months ended September 30, 2015 from $1.5 million for the nine months ended September 30, 2014. Advertising expense increased by $316,000 or 44.0% to $1.0 million for the nine months ended September 30, 2015 from $718,000 for the nine months ended September 30, 2014. The increase in advertising was primarily due to our marketing efforts related to the previously mentioned expansion of our geographic footprint. Other real estate owned (OREO) (income)/expenses increased by $95,000 to expenses of $196,000 for the nine months ended September 30, 2015 from income of $101,000 for the nine months ended September 30, 2014. Other non-interest expense increased by $1.6 million or 69.8% to $3.8 million for the nine months ended September 30, 2015 from $2.2 million for the nine months ended September 30, 2014. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision increased by $69,000 or 1.7% to $4.0 million for the nine months ended September 30, 2015 from $3.9 million for the nine months ended September 30, 2014, attributable to slightly higher taxable income during the nine-month period ended September 30, 2015 as compared to the nine months ended September 30, 2014. The consolidated effective tax rate for the nine months ended September 30, 2015 was 40.1% compared to 39.9% for the nine months ended September 30, 2014.

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

At September 30, 2015, the Company had no overnight borrowings outstanding with the FHLB compared to $26.0 million at December 31, 2014. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $204.1 million at September 30, 2015 as compared to $163.1 million at December 31, 2014.

The Company had the ability at September 30, 2015 to obtain additional funding from the FHLB of up to $62.7 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $371.6 million at September 30, 2015. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources.  At September 30, 2015, and December 31, 2014, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual	For Capital Adequacy Purposes	For Well Capitalized Under Prompt Corrective Action
As of September 30, 2015:
Tangible capital to tangible assets	7.37%	4.00%	5.00%
Tier I capital (core) (to adjusted total assets)	8.95%	6.00%	8.00%
Total capital (to risk-weighted assets)	10.20%	8.00%	10.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	8.95%	4.50%	6.50%

As of December 31, 2014:
Tangible capital to tangible assets	8.33%	4.00%	5.00%
Tier I capital (core) (to adjusted total assets)	10.48%	4.00%	6.00%
Total capital (to risk-weighted assets)	11.73%	8.00%	10.00%

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

At September 30, 2015 and December 31, 2014, the Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2015. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2015. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$123,795	$(56,268)	(31.25)%	8.39%	(278)	bps
+200bp	142,624	(37,439)	(20.79)	9.38	(179)	bps
+100bp	162,430	(17,633)	(9.79)	10.38	(80)	bps
PAR	180,063	-	0.00	11.18	-	bps
-100bp	219,930	39,867	22.14	13.19	202	bps

bp – basis points

The table above indicates that as of September 30, 2015, in the event of a 100 basis point increase in interest rates, we would experience a 9.79%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of September 30, 2015, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

On September 21, 2015, the court entered an Order and Final Judgment (“Judgment”). Pursuant to the Judgment, the Stipulation of Settlement ("Stipulation") agreed to by the plaintiff class, the Company and the remaining defendants was approved. In consideration for the full settlement and release of all Released Claims (as that term is defined in the Stipulation) and the dismissal of the Action with prejudice as against the Company and the remaining defendants, the Company, on its own behalf and on behalf of the remaining defendants, will pay $1,950,000.00 to the Class. It is anticipated that the aforesaid settlement amount will be paid by December 15, 2015.

          The Company and the other defendants in the Action ("Plaintiffs") have brought a lawsuit ("Carrier Suit") against Progressive Insurance Company ("Progressive"), the Directors' and Officers' Liability insurance carrier for Pamrapo Bancorp, Inc., at the time of its merger with the Company on July 6, 2010, and Colonial American Insurance Company ("Colonial"), the Directors' and Officers' Liability insurance carrier for the Company at the time of the merger.  The Carrier Suit seeks, among other claims, indemnification, payment of and/or contribution toward the above settlement, payment of and/or contribution toward the above award of interim attorney's fees to the plaintiff class's counsel, payment of and/or contribution toward any future award of attorney's fees to the plaintiff class's counsel, and reimbursement of the attorney's fees and defense costs incurred by the Plaintiffs in defending the Action and pursuing the Carrier Suit.

Progressive made a motion to dismiss the Carrier Suit in 2014. The Plaintiffs opposed that motion. That motion was administratively terminated by Order of the court, dated December 3, 2014.  By Order of the court, dated December 3, 2014, the Plaintiffs' motion to file an Amended Complaint was granted.

      On or about January 6, 2015, Progressive again made a motion to dismiss the Carrier Suit. The Plaintiffs opposed that motion. That motion was denied by oral decision on October 22, 2015.

      A Mediation session ("Mediation") was held on March 11, 2015, among the parties. Following the Mediation, the Plaintiffs and Colonial agreed to settle the Plaintiffs’ claims against Colonial for $1,750,000.00. A Settlement Agreement and Release, dated June 30, 2015, was entered into by the Plaintiffs and Colonial. The Plaintiffs received the settlement amount of $1,750,000.00 from Colonial on July 9, 2015.

      The Plaintiffs and Progressive did not settle their respective claims at the Mediation. The Carrier Suit continues with respect to these parties. Initial discovery has been exchanged between the parties. The court has directed that the parties engage in “expedited discovery.” The parties will be allowed to make cross-motions for summary judgment upon the conclusion of “expedited discovery.” The court has encouraged the parties to pursue another mediation session. The Plaintiffs are vigorously pursuing full recovery.

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

At September 30, 2015, the Company had $52.6 million in classified loans of which none were classified as doubtful, $34.9 million were classified as substandard and $17.7 million were classified as special mention.  In addition, at that date we had $18.1 million in non-accruing loans. We have adhered to stringent underwriting standards in the origination of loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

We may be unable to, or choose not to, pay dividends on our common stock.

We cannot assure you of our ability to continue to pay dividends. Our ability to pay dividends depends on the following factors, among others: • We may not have sufficient earnings, since our primary source of income, the payment of dividends to us by our subsidiary bank, is subject to federal and state laws that limit the ability of the Bank to pay dividends; FRB policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition; and Our board of directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy. If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event our subsidiary bank becomes unable to pay dividends to us, we may not be able to service our debt or pay our other obligations or pay dividends on our common stock and preferred stock. Accordingly, our inability to receive dividends from our subsidiary banks could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

Our common stock is subordinate to our existing and future preferred stock in the payment of dividends and liquidation and subordinate to our current and future indebtedness.

As of the date of this prospectus supplement, we had outstanding 354 shares of our Series C 6% Noncumulative Perpetual Preferred Stock, 478 shares of our Series B 6% Noncumulative Perpetual Preferred Stock and 865 shares of our Series A 6% Noncumulative Perpetual Preferred Stock. These shares have rights that are senior to our common stock. Holders of our preferred stock are entitled to receive discretionary, non-cumulative dividends, payable quarterly, on or about each April 15, July 15, October 15 and December 15. The dividend rate is fixed at 6%. Payments on the preferred stock as described in the paragraph above, if any, are to be made before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied in full before any distributions can be made to the holders of our common stock. Our board of directors has the authority to issue an aggregate of up to 10,000,000 shares of preferred stock, and to determine the terms of each issue of preferred stock, without shareholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock. Because our decision to issue preferred equity securities in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of preferred equity securities will negatively affect the market price of our common stock. In addition, our common stock will rank junior to all existing and future indebtedness and other non-equity claims. Our existing and future indebtedness may also restrict payment of dividends on common stock. As of June 30, 2015, our indebtedness and obligations, on a consolidated basis, totaled approximately $202 million.

Anti-takeover provisions could negatively impact our shareholders.

Provisions of our certificate of incorporation and by-laws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our board of directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. There were no stock purchases for the three months ended September 30,  2015.

On November 4th, 2015, we issued and sold in a public offering an aggregate of 2,400,000 shares of our common stock at $10.00 per share. The shares included in our offering were registered under the Securities Act pursuant to our registration statement filed with the Securities and Exchange Commission on Form S-3 (File No. 333-199424) and was filed with the SEC on October 16, 2014 and declared effective on November 4, 2014. The Form S-3 registered certain types of our securities, including our common stock, up to a total dollar amount of $50.0 million. Sandler O’Neill & Partners, L.P. acted as book-running manager and as representatives of the underwriters. Janney Montgomery Scott LLC and Oppenheimer & Company Inc. acted as co-managers for the offering. The offering commenced on October 28, 2015, and resulted in approximately $22.1 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $1.9 million payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.17 Employment Agreements with Thomas Coughlin, Joseph Javitz and Thomas Keating (22)

Exhibit 10.18            Underwriting Agreement with Sandler O’Neill + Partners, L.P (23)

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

Exhibit 101.CAL       XBRL Taxonomy Extension Calculation LinkBase

Exhibit 101.DEF       XBRL Taxonomy Extension Definition LinkBase

Exhibit 101.LAB       XBRL Taxonomy Extension Label LinkBase

Exhibit 101.PRE       XBRL Taxonomy Extension Presentation LinkBase

____

(22) Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Form 8-K filed with the Securities and Exchange Commission on September 11 2015.

(23) Incorporated by reference to Exhibit 1.01 to the Form 8-K filed with the Securities and Exchange Commission on November 4, 2015.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: November 6, 2015	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)