Form 10-K
period 2015-12-31
BCB BANCORP INC
filed 2016-03-14
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, as reported by the Nasdaq Global Market, was approximately $103.2 million.

As of March 9, 2016, there were 11,221,897 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III).

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

BCB Bancorp, Inc.

BCB Bancorp, Inc. (the “Company”) is a New Jersey corporation established in 2003, and is the holding company parent of BCB Community Bank (the “Bank;” collectively, “we” or “our”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700 and our website is www.bcbcommunitybank.com. At December 31, 2015 we had approximately $1.62 billion in consolidated assets, $1.27 billion in deposits and $133.5 million in consolidated stockholders’ equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank.  The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2015, the Bank operated through 15 branches in Bayonne, Colonia, Jersey City, Hoboken, Fairfield, Monroe Township, South Orange, Rutherford and Woodbridge, New Jersey, and one branch in Staten Island, New York and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation, (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank System.

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

Significant Events

The Company has progressed on an organic branching initiative which is intended to mitigate the location risk of our strong Hudson County, New Jersey concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through merger activity.  To this end, the Company opened a branch in Colonia, New Jersey in July 2014, one in Fairfield, New Jersey in November 2014, and one branch in each of Staten Island, New York and Rutherford, New Jersey in February 2015.  The Company is also looking to open several more branches within the next year.

In November 2015, the Company issued and sold in a public offering an aggregate of 2,760,000 shares of the Company’s common stock at $10.00 per share. The shares included in our offering were registered under the Securities Act pursuant to our registration statement filed with the Securities and Exchange Commission on Form S-3 (File No. 333-199424) and was filed with the SEC on October 16, 2014 and declared effective on November 4, 2014. The Form S-3 registered certain types of our securities, including our common stock, up to a total dollar amount of $50.0 million. Sandler O’Neill & Partners, L.P. acted as book-running manager and as representatives of the underwriters. Janney Montgomery Scott LLC and Oppenheimer & Company Inc. acted as co-managers for the offering. The offering commenced on October 28, 2015 and terminated on November 4, 2015.

The offering resulted in $25.6 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $2.0 million payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

On November 27, 2015, the Company closed a private placement of Series C Noncumulative Perpetual Preferred Stock, resulting in the issuance of 388 shares of Series C 6% Non-Cumulative Perpetual Preferred Shares (“Series C Shares”) for gross proceeds of $3.88 million through December 31, 2015. The costs associated with this private placement were approximately $32,000. The Series C Shares issued are callable by the Company after December 31, 2017 at $10,000 per share (liquidation preference value). There is no ability to convert the Series C Shares to common shares. Dividends on the Series C Shares, if and when declared, will be paid quarterly in arrears.

On October 30, 2013, the Company amended its Restated Certificate of Incorporation to revise Article V to amend certain terms related to the Series A 6% Noncumulative Perpetual Preferred Stock and to create a new Series C 6% -Noncumulative Perpetual Preferred Stock, which sets forth the number of shares to be included in such series, to fix the designation, powers, preferences, rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Such amendment to the Restated Certificate of Incorporation was approved by the directors of BCB Bancorp, Inc. on February 20, 2013.

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

Strengthening our balance sheet.  For the year ended December 31, 2015, our return on average equity was 6.52% and our return on average assets was 0.48%. Our earnings per diluted share was $0.69 for the year ended December 31, 2015 compared to $0.81 for the year ended December 31, 2014. Earnings per share results were lower in 2015 primarily as a result of the Company’s investment in growth with an increase in staffing, occupancy and equipment expenses related to retention of additional experienced business development and loan administration personnel, as well as new and anticipated branch openings. Management remains committed to strengthening the Bank’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer. As a result of our efforts, total past due loans (greater than 90 days) have decreased from $14.8 million at December 31, 2012 to $14.5 million at December 31, 2015, while gross loans increased from $936.2 million at December 31, 2012 to $1.44 billion at December 31, 2015.

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

Providing attentive and personalized service.  Management believes that providing attentive and personalized service is the key to gaining deposit and loan relationships in the markets we serve and their surrounding communities.  Since we began operations, our branches have been open seven days a week.

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

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$117,165	8.13%	$124,642	10.16%	$97,581	9.41%	$78,007	8.33%	$54,609	6.41%
Commercial and multi-family	982,828	68.23	732,791	59.74	549,918	53.03	435,371	46.51	300,570	35.26
Construction	64,008	4.44	73,497	5.99	37,307	3.60	22,267	2.38	13,079	1.53
Commercial business(1)	70,340	4.88	54,244	4.42	52,659	5.08	47,250	5.05	51,963	6.10
Home equity(2)	31,237	2.17	30,175	2.46	28,660	2.76	25,964	2.77	26,103	3.06
Consumer	2,365	0.16	2,178	0.18	533	0.05	565	0.06	357	0.04
Sub-total	1,267,943	88.01	1,017,527	82.95	766,658	73.93	609,424	65.10	446,681	52.40

Acquired loans recorded at fair value:
Residential one-to-four family	67,587	4.69	81,051	6.61	100,612	9.71	121,983	13.03	154,259	18.10
Commercial and multi-family	79,308	5.51	95,191	7.76	126,123	12.16	149,454	15.97	168,246	19.74
Construction	-	-	-	-	200	0.02	1,043	0.11	1,670	0.20
Commercial business(1)	4,281	0.30	6,381	0.52	10,478	1.01	12,177	1.30	22,356	2.62
Home equity(2)	18,851	1.31	22,698	1.85	27,313	2.63	34,289	3.66	42,360	4.97
Consumer	263	0.02	652	0.05	919	0.09	1,069	0.11	951	0.11
Sub-total	170,290	11.83	205,973	16.79	265,645	25.62	320,015	34.18	389,842	45.74

Acquired loans with deteriorated credit:
Residential one-to-four family	1,474	0.10	1,595	0.13	2,141	0.21	2,936	0.31	9,217	1.08
Commercial and multi-family	669	0.05	1,130	0.09	2,081	0.20	3,443	0.37	3,608	0.42
Construction	-	-	-	-	-	0.00	-	0.00	2,251	0.26
Commercial business(1)	167	0.01	369	0.03	371	0.03	241	0.03	254	0.03
Home equity(2)	71	0.00	82	0.01	90	0.01	140	0.01	612	0.07
Consumer	-	-	-	-	-	0.00	-	0.00	-	0.00
Sub-total	2,381	0.16	3,176	0.26	4,683	0.45	6,760	0.72	15,942	1.86

Total Loans	1,440,614	100.00%	1,226,676	100.00%	1,036,986	100.00%	936,199	100.00%	852,465	100.00%

Less:
Deferred loan fees, net	2,454		2,675		2,300		1,535		1,193
Allowance for loan losses	18,042		16,151		14,342		12,363		10,509
Total loans, net	$1,420,118		$1,207,850		$1,020,344		$922,301		$840,763

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loan Maturities.  The following table sets forth the contractual maturity of our loan portfolio at December 31, 2015.  The amount shown represents outstanding principal balances.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less.  Variable-rate loans are shown as due at the time of repricing.  The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due After 5 Years	Total
	(In Thousands)
One- to four-family	$1,434	$5,582	$179,210	$186,226
Construction	46,819	17,189	-	64,008
Commercial business(1)	19,115	15,694	39,979	74,788
Commercial and multi-family	9,540	76,359	976,906	1,062,805
Home equity(2)	3,858	10,673	35,628	50,159
Consumer	999	232	1,397	2,628
Total amount due	$81,765	$125,729	$1,233,120	$1,440,614

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest.  The following table sets forth the dollar amount of all loans at December 31, 2015 that are due after December 31, 2016, and have fixed interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family	$125,289	$59,503	$184,792
Construction	1,830	15,359	17,189
Commercial business(1)	11,619	44,054	55,673
Commercial and multi-family	191,038	862,227	1,053,265
Home equity(2)	29,708	16,593	46,301
Consumer	1,413	216	1,629
Total amount due	$360,897	$997,952	$1,358,849

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings retail stores, shopping centers, warehouses, and other non-residential buildings.  Loans secured by multi-family residential units are properties consisting of five or more residential units. The Bank offers fully amortizing loans on commercial and multi-family properties at loan amounts up to 75% of the appraised value of the property. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year Federal Home Loan Bank of New York interest rate, with terms of up to 30 years.  The Bank also offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. As of December 31, 2015, the Bank’s largest commercial real estate loan had an outstanding principal balance of $17.0 million. This loan is secured by a 49 unit Multi-family property located in New York City, NY. This loan is performing in accordance with its terms at December 31, 2015.

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

Construction Loans.  The Bank offers loans to finance the construction of various types of commercial and residential properties. Construction loans to builders generally are offered with terms of up to thirty months and interest rates tied to the prime rate plus a margin. These loans generally are offered as adjustable rate loans.  The Bank will originate construction loans to customers provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the construction and adherence to conditions established at the time the construction loan was first approved. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2015, the Bank’s largest construction loan has a borrowing capacity of $8.5 million, of which $1.1 million has been disbursed. This loan is performing in accordance with its’ terms at December 31, 2015.

Construction financing is generally considered to involve a higher degree of risk than commercial real estate loans or one-to-four family residential lending. To mitigate these risks the Bank will obtain a plan and cost review from a third party vendor to review the proposed construction budget in an effort to avoid cost overruns.  The Bank also obtains multiple appraised values based upon various possible outcomes of the project. These values include “As Is,” “As Completed, ”As a Rental,” “As Sellout,” and “As a Bulk Sale”.

Commercial Business Loans.  The Bank offers a variety of commercial business loans in forms of either lines of credit or term loans that are fully amortized.  Lines of credit are typically utilized for working capital purposes. These loans are either revolving or non-revolving and provide loan terms between one to three years.  The re-payment is generally interest only and the interest rate is adjustable based upon, the Prime Rate. Term loans are typically for purchasing a business or equipment for a business. Term loans have loan terms between five to twenty-five years and are fully amortizing. The interest rate is adjustable and tied to the five year Federal Home Loan Bank of New York rate. Commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income.  These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. A commercial business loan may be secured by equipment, accounts receivable, inventory, chattel or other assets. As of December 31, 2015, the Bank’s largest commercial business loan is a revolving line of credit to school district loan in Hudson County, NJ secured by plant, equipment and accounts receivable. The borrowing capacity is $15.0 million, of which no dollars have been dispersed. This loan is performing in accordance with its’ terms at December 31, 2015.

Commercial business loans generally have higher rates and shorter terms than one to four family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”).  To qualify the borrower may have low capitalization, inexperience in the industry, or a specialized industry or other unusual risks. As of December 31, 2015, the Bank’s largest SBA loan is secured by a 4-story hotel building located in Brooklyn, New York. The borrowing capacity is $6.0 million, of which $3.1 million has been dispersed. This loan is performing in accordance with its terms at December 31, 2015.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas.  We generally originate residential mortgage loans up to 75% loan-to-value at a maximum loan amount of $3.0 million for primary residences. Loan-to-value is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan to value ratios up to 90%, provided the borrower obtains private mortgage insurance approval. We originate both fixed rate and adjustable rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30 year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2% above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long term fixed rate and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income.  During 2015, we originated for sale approximately $17.3 million in residential loans and recognized gains of approximately $450,000 from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit.  The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence or an investment. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit.  Home equity lines of credit are offered with terms up to 30 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate.  Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one to four family residential loans.  Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80% in a first lien position. At December 31, 2015, the outstanding balances of home equity loans and lines of credit totaled $50.2 million, or 3.45% of total loans.

Consumer Loans.  The Bank makes secured Passbook, Automobile and occasionally unsecured consumer loans. Consumer loans generally have terms between one and five years. They generally are made on a fixed rate basis, fully-amortizing.

Loan Approval Authority and Underwriting.  The Bank’s Lending Policy has established lending limits for executive management. The President or the Chief Lending Officer, together with two Credit Officers, have authority to approve loan requests up to $1.5 million. Loan requests in excess of $1.5 million shall be presented to the Bank’s Board of Directors Loan Committee, which shall be comprised of a quorum of the Bank’s Board of Directors. Loan requests in excess of $2.0 million must be ratified by the entire Bank Board of Directors.

Upon receipt of a completed loan application including all appropriate financial information from a prospective borrower, the Bank will conduct its due diligence analysis. Property valuations or appraisals are required for all real estate collateralized loans. Appraisals are prepared by a state certified independent appraiser approved by the Bank Board of Directors.

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2015, our outstanding loan origination commitments totaled $44.8 million, standby letters of credit totaled $1.7 million, undisbursed construction funds totaled $26.7 million and undisbursed lines of credit funds totaled $107.3 million.

Loan Delinquencies.  Notices of nonpayment are generated to borrowers once the loan account(s) becomes either 10 or 15 days past due, as specified in the applicable promissory note.  A nonresponsive borrower will receive collection calls and a site visit from a bank representative in addition to follow -up delinquency notices.  If such payment is not received after 60 days, a notice of right to cure default is sent to the borrower providing 30 additional days to bring the loan current before foreclosure or other remedies are commenced. The Bank utilizes various reporting tools to closely monitor the performance and asset quality of the loan portfolio. The Bank complies with all federal, state and local laws regarding collection of its delinquent accounts.

Non-Accrual Status.  Loans are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued until the loan has been returned to normal accrual.  At December 31, 2015, the Bank had $23.4 million in non-accruing loans. The largest exposure of non-performing loans consisted of a combined borrowing relationship in which the loans are collateralized by multiple properties whose combined balance at December 31, 2015 was $3.3 million.

Impairment Status.  A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced Bankruptcy plan. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.  We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is applied to principal. At December 31, 2015, we had 176 loans with unpaid principal balances totaling $51.1 million which are classified as impaired and on which loan loss allowances totaling $3.7 million have been established. During 2015, interest income of $1.6 million was recognized on impaired loans during the time of impairment.

Troubled Debt Restructuring. A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. The total troubled debt restructured loans were $28.5 million and $30.7 million at December 31, 2015 and December 31, 2014, respectively.

The Bank had allocated $1.7 million and $904,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2015 and December 31, 2014, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance.  This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

The following tables set forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2015				At December 31, 2014
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	4	$1,097	21	$5,089	12	$4,096	10	$2,303
Construction	1	80	-	-	-	-	-	-
Home equity	4	333	9	816	5	552	7	216
Commercial and multi-family	11	4,675	18	7,760	6	1,815	8	3,712
Total	20	6,185	48	13,665	23	6,463	25	6,231

Commercial business	-	-	10	851	2	748	2	391
Consumer	-	-	-	-	1	9	-	-
Total delinquent loans	20	$6,185	58	$14,516	26	$7,220	27	$6,622

Delinquent loans to total loans		0.43%		1.01%		0.59%		0.54%

	At December 31, 2013				At December 31, 2012
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	10	$2,787	11	$2,148	10	$1,941	10	$2,348
Construction	-	-	-	-	1	1,174	1	130
Home equity	2	175	2	176	7	717	12	1,516
Commercial and multi-family	7	2,882	12	4,352	11	5,245	22	9,275
Total	19	5,844	25	6,676	29	9,077	45	13,269

Commercial business	-	-	2	290	2	152	9	1,514
Consumer	1	2	-	-	-	-	-	-
Total delinquent loans	20	$5,846	27	$6,966	31	$9,229	54	$14,783

Delinquent loans to total loans		0.56%		0.67%		0.99%		1.58%

	At December 31, 2011
	60-90 Days		Greater Than 90 Days
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	8	$2,495	38	$11,847
Construction	1	130	8	3,660
Home equity	13	1,018	19	1,181
Commercial and multi-family	14	6,340	56	21,080
Total	36	9,983	121	37,768

Commercial business	-	-	11	1,785
Consumer	1	10	-	-
Total delinquent loans	37	$9,993	132	$39,553

Delinquent loans to total loans		1.17%		4.64%

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family residential	$8,195	$7,679	$4,829	$2,163	$15,511
Construction	0	-	521	130	4,040
Home equity	1,560	943	1,203	1,564	1,729
Commercial and multi-family	12,807	10,355	11,733	13,043	22,280
Commercial business	885	627	2,279	3,159	4,265
Consumer	0	—	—	—	-
Total	23,447	19,604	20,565	20,059	47,825

Accruing loans delinquent more than 90 days:
One-to four-family residential	-	-	-	1,223	-
Construction	-	-	-	-	-
Home equity	-	-	-	227	-
Commercial and multi-family	-	-	-	1,386	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total	-	-	-	2,836	-

Total non-performing loans	23,447	19,604	20,565	22,895	47,825
Foreclosed assets	1,564	3,485	2,227	3,274	6,570

Total non-performing assets	$25,011	$23,089	$22,792	$26,169	$54,395
Total non-performing assets as a percentage of total assets	1.55%	1.77%	1.89%	2.23%	4.47%

Total non-performing loans as a percentage of total loans	1.63%	1.60%	1.98%	2.45%	5.61%

For the year ended December 31, 2015, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $1.1 million. We received and recorded $326,000 in interest income for such loans for the year ended December 31, 2015.

Classified Loans.  The Bank’s Lending Policy contains a classification system which evaluates the overall risk of a problem loan.  When a loan is classified and determined to be impaired, the Bank may establish specific allowances for loan losses.   General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2015, the Bank reported $37.4 million in classified assets.  The loans classified are represented by loans secured either by one-to-four family or commercial real estate.

The Bank’s internal classification system is defined by risk rating grades in accordance with guidance offered by the banking regulatory agencies. The grades of excellent, good, satisfactory and bankable with care (1-6 rating) are considered as a “pass” rating.  The “classified” risk ratings of (7-9 rating) are detailed below.

6 – Special Mention- Loans currently performing but with potential weaknesses including adverse trends in borrower’s operations, credit quality, financial strength, or possible collateral deficiency.

7 – Substandard- Loans that are inadequately protected by current sound worth, paying capacity, and collateral support.  Loans on “nonaccrual” status.  The loan needs special and corrective attention.

8 – Doubtful- Weaknesses in credit quality and collateral support make full collection improbable, but pending reasonable factors remain sufficient to defer the loss status.

9 – Loss- Continuance as a bankable asset is not warranted. However, this does not preclude future attempts of recovery.

Effective January 2015, the Bank revised its’ risk rating scale expanding the grades to a one to nine scale.  Grades one through five will be a considered a pass grade where as six through nine will be considered a classified grade.  The grades are determined through the uses of a qualitative matrix taking into account various characteristics of the loan such as quality of management,  principals’/guarantors’ character, balance sheet strength, collateral quality, cash flow coverage, position within the industry, loan structure and documentation.

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

The methodology includes the segregation of the loan portfolio into two divisions of performing loans and loans determined to be impaired.  Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance of performing loans is evaluated based on historical loan experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclose, or a forced Bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. As of December 31, 2015, non-accrual loans differed from the amount of total  loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the restructured loan. The Bank also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision.  Management must make estimates using assumptions and information that is often subjective and subject to change.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2015	2014	2013	2012	2011
		(Dollars in Thousands)

Balance at beginning of year	$16,151	$14,342	$12,363	$10,509	$8,417

Charge-offs:
One- to four-family residential	67	28	40	793	122
Construction	-	-	132	292	687
Commercial business(1)	279	208	374	612	24
Commercial and multi-family	10	1,143	123	1,360	1,173
Home equity(2)	106	56	302	24	-
Consumer	-	2	-	-	27
Total charge-offs	462	1,437	971	3,081	2,033

Recoveries	73	446	200	35	25
Net charge-offs	389	991	771	3,046	2,008
Provisions charge to operations	2,280	2,800	2,750	4,900	4,100
Ending balance	$18,042	$16,151	$14,342	$12,363	$10,509

Ratio of non-performing assets to total assets at the end of year	1.55%	1.77%	1.89%	2.23%	4.47%
Allowance for loan losses as a percent of total loans outstanding	1.25%	1.32%	1.38%	1.32%	1.23%
Ratio of net charge-offs during the period to total loans outstanding at end of the year	0.03%	0.08%	0.09%	0.33%	0.24%
Ratio of net charge-offs during the period to non-performing loans	1.66%	5.06%	3.75%	13.30%	4.20%

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

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
Originated loans:
Residential one-to-four family	$2,107	11.68%	$2,364	10.16%	$1,729	9.41%	$1,143	8.33%	$1,086	6.41%
Commercial and Multi-family	11,643	64.53%	10,028	59.74%	7,419	53.03%	7,088	46.50%	4,769	35.26%
Construction	722	4.00%	1,080	5.99%	700	3.60%	866	2.38%	183	1.53%
Commercial business(1)	1,749	9.69%	876	4.42%	1,295	5.08%	576	5.05%	795	6.10%
Home equity(2)	369	2.05%	333	2.46%	363	2.76%	284	2.77%	329	3.06%
Consumer	879	4.87%	449	0.18%	3	0.05%	41	0.06%	10	0.04%
Unallocated	168	1%	121	-%	83	0.00%	32	0.00%	-	0.00%
Sub-total:	$17,637	97.75%	$15,251	82.95%	$11,592	73.93%	$10,030	65.09%	$7,172	52.40%
Acquired loans recorded at fair value:
Residential one-to-four family	$270	1.50%	$417	6.61%	$832	9.71%	$719	13.03%	$1,012	18.10%
Commercial and Multi-family	17	0.09%	102	7.76%	1,744	12.16%	963	15.96%	559	19.74%
Construction	-	-%	-	-%	1	0.02%	93	0.11%	6	0.2%
Commercial business(1)	-	-%	-	0.52%	44	1.01%	244	1.30%	92	2.62%
Home equity(2)	50	0.28%	58	1.85%	129	2.63%	191	3.66%	315	4.97%
Consumer	-	-%	-	0.05%	-	0.09%	18	0.11%	-	0.11%
Unallocated	-	-%	-	-%	-	0.00%	-	0.00%	-	0.00%
Sub-total	$337	1.87%	$577	16.79%	$2,750	25.62%	$2,228	34.17%	$1,984	45.74%
Acquired loans with deteriorated credit:
Residential one-to-four family	$47	0.26%	$64	0.13%	$-	0.21%	$105	0.31%	$581	1.08%
Commercial and Multi-family	14	0.08%	23	0.09%	-	0.20%	-	0.37%	470	0.42%
Construction	-	-%	-	-%	-	0.00%	-	0.00%	115	0.26%
Commercial business(1)	4	0.02%	233	0.03%	-	0.04%	-	0.03%	154	0.03%
Home equity(2)	3	0.02%	3	0.01%	-	0.01%	-	0.01%	33	0.07%
Consumer	-	-%	-	-%	-	0.00%	-	0.00%	-	0.00%
Unallocated	-	-%	-	-%	-	0.00%	-	0.00%	-	0.00%
Sub-total:	$68	0.38%	$323	0.26%	$-	0.46%	$105	0.72%	$1,353	1.86%
Total	$18,042	100.00%	$16,151	100.00%	$14,342	100.01%	$12,363	99.98%	$10,509	100.00%

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

As of December 31, 2015, there were no securities classified as held-to-maturity. We had $9.6 million in securities classified as available for sale, and no securities classified as trading or held-to-maturity. Securities classified as available for sale are reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of securities classified as held-to-maturity or available for sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2015, management concluded that all unrealized losses were temporary in nature since they are related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Bank has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

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

As of December 31, 2015, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; and (iv) certificates of deposit.  The Board of Directors may authorize additional investments.

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

Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2015	2014	2013
	(In Thousands)
Securities available for sale:
Mortgage-backed securities	$9,623	$9,768	$-
Equity securities	-	-	1,104
Total securities available for sale	9,623	9,768	1,104
Securities held to maturity:
Mortgage-backed securities	-	-	112,859
Municipal obligations	-	-	1,357
Trust originated preferred security	-	-	-
Total securities held to maturity	-	0	114,216
FHLB stock	10,711	8,830	7,840
Total investment securities	$20,334	$18,598	$123,160

The following table shows our securities held-to-maturity purchase sale and repayment activities for the years indicated.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)

Purchases:
Fixed-rate	$-	$3,034	$5,059

Sales:
Fixed-rate	$-	$(96,850)	$(9,115)

Principal Repayments:
Repayment of principal	$-	$(10,372)	$(44,957)
(Decrease) in other items, net	-	(10,028)	(1,419)
Net (decrease)	$-	$(114,216)	$(50,432)

Maturities of Securities Portfolio.  The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2015 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	December 31, 2015
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value	Carrying Value	Average Yield

	(Dollars in Thousands)

Mortgage-backed securities	$-	-%	$-	-%	$3,418	2.22%	$6,238	2.86%	$9,623	$9,656	2.64%

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

The interest rates paid by us on deposits are set at the direction of our senior management.  Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements.  As of December 31, 2015 and December 31, 2014 we had $46.7 million and $56.0 million in brokered deposits, respectively.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2015		2014		2013
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount

	(Dollars in Thousands)

Demand	-%	$130,920	—%	$127,308	—%	$107,613
NOW	0.38	226,137	0.21	155,044	0.19	148,804
Savings and club accounts	0.16	250,936	0.15	283,872	0.14	264,319
Money market	0.40	54,915	0.30	49,709	0.30	67,153
Certificates of deposit	1.18	611,021	1.07	412,623	1.21	380,781
Total	0.73%	$1,273,929	0.59%	$1,028,556	0.65%	$968,670

__________

(1) Represents the average rate paid during the year.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2015	2014	2013

	(Dollars in Thousands)

Beginning of year	$1,028,556	$968,670	$940,786
Net deposits	238,100	54,693	22,256
Interest credited on deposit accounts	7,273	5,193	5,628
Total increase in deposit accounts	245,373	59,886	27,884
Ending balance	$1,273,929	$1,028,556	$968,670
Percent increase	23.86%	6.18%	2.88%

Jumbo Certificates of Deposit.  As of December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $435.6 million.  The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2015
Maturity Period	(In Thousands)
Within three months	$51,059
Three through twelve months	236,248
Over twelve months	148,328
Total	$435,635

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$185,401	30.34%	$224,148	54.32%	$206,648	54.27%
1.00% - 1.99%	347,930	56.94	109,109	26.44	84,991	22.32
2.00% - 2.99%	77,590	12.70	75,978	18.41	59,777	15.7
3.00% - 3.99%	100	0.02	3,160	0.77	29,365	7.71
4.00% - 4.99%	-	-	228	0.06	-	-
5.00% - 5.99%	-	-	-		-	-
Total	$611,021	100.00%	$412,623	100.00%	$380,781	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2015.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total

	(In Thousands)
Interest rate:
0.00% - 0.99%	$169,086	$14,719	$1,485	$111	$185,401
1.00% - 1.99%	219,278	72,914	26,555	29,183	347,930
2.00% - 2.99%	23,293	20,001	16,692	17,604	77,590
3.00% - 3.99%	-	-	100	-	100
4.00% - 4.99%	-	-	-	-	0
Total	$411,657	$107,634	$44,832	$46,898	$611,021

Borrowings.  The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the Federal Home Loan Bank of New York (“FHLB”). At December 31, 2015, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $809.2 million, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50% of total assets is recalculated each quarter. Additionally, at December 31, 2015 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Bank’s option since June 17, 2009, and quarterly thereafter.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2015	2014	2013

	(Dollars in Thousands)

Balance at end of year	$-	$26,000	$18,000
Average balance during year	$595	$13,591	$133
Maximum outstanding at any month end	$3,000	$45,500	$25,800
Weighted average interest rate at end of year	-%	0.38%	0.37%
Average interest rate during year	0.37%	0.32%	0.40%

Employees

At December 31, 2015, we had 331 full-time equivalent employees. None of our employees is represented by a collective bargaining group. We believe that our relationship with our employees is good.

Subsidiaries

We have three non-bank subsidiaries.  BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities.  Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp.  At December 31, 2015, this company held $9.6 million in securities.  With the merger with Pamrapo Bancorp. Inc., we acquired Pamrapo Service Corporation which has been inactive since May 2010.  BCB New York Management, Inc. was established in October 2012 for the purpose of holding and investing in various loan products and investing in securities.  For the year ended December 31, 2015, there was no activity related to this subsidiary.

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

As described above, effective January 1, 2015, the Company became subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. If the capital requirements were effective at December 31, 2014, the Company  would have been considered to be a well-capitalized Bank Holding Company.

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

In addition to the risk-based capital rules, the FDIC has adopted a minimum Tier 1 capital (leverage) ratio.  This measurement is substantially similar to the Federal Reserve leverage capital measurement discussed above.  At December 31, 2015, the Bank’s ratio of total capital to risk-weighted assets was 12.06%. Our Tier 1 capital to risk-weighted assets was 10.81%, and our Tier 1 capital to average assets was 8.61%.

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

Under the Exchange Act, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls.  For the year ended December 31, 2015, our auditors are required to audit our internal control over financial reporting.

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

AVAILABILITY OF ANNUAL REPORT

Our Annual Report is available on our website, www.bcbcommunitybank.com.  We will also provide our Annual Report on Form 10-K free of charge to shareholders who request a copy in writing from the Corporate Secretary at 104-110 Avenue C, Bayonne, New Jersey 07002.

ITEM 1A. RISK FACTORS

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate.  These loans are riskier than loans secured by one- to four-family properties.

At December 31, 2015, $1.06 billion, or 73.8%, of our loan portfolio consisted of commercial and multi-family real estate loans.  We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Commercial loans and commercial real estate loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, such as us, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. During the recent economic downturn, financial institutions with high commercial real estate loan concentrations were more susceptible to failure. If we cannot effectively manage the risk associated with our high concentration of commercial real estate loans, our financial condition and results of operations may be adversely affected.

We may not be able to successfully maintain and manage our growth.

The Company has progressed on an organic branching initiative which is intended to mitigate the location risk of our strong Hudson County concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through merger and acquisition activity.  To this end, the Company opened a branch in Staten Island, New York and Rutherford, New Jersey in February, 2015.  The Company is also looking to open several more branches within the next year.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2015, our allowance for loan losses totaled $18.0 million, representing 1.25% of total loans or 76.95% of non-performing loans.

While we have only been operating for 15 years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate.  Although we believe we have underwriting standards to manage normal lending risks, and although we had $25.0 million, or 1.55% of total assets consisting of non-performing assets at December 31, 2015, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

At December 31, 2015, we had $53.8 million in classified loans of which none were classified as doubtful, $38.0 million were classified as substandard and $15.8 million were classified as special mention. In addition, at that date we had $19.4 million in non-accruing loans. We have adhered to stringent underwriting standards in the origination of loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have significantly less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2015 and 2014, our net interest income was $53.5 million and $49.9 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, and the Federal Reserve has indicated it intends to maintain, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates.  Accordingly, our net interest income may continue to decrease, which may have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

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

We intend to continue to build market share through de novo branching and expansion of our commercial real estate and multi-family lending capacity. Since January 1, 2014, we have opened four de novo branches including the two in 2014 and two in 2015. Pursuant to our de novo branch expansion strategy, during the two years ended December 31, 2015 we hired 82 new full-time equivalent employees, primarily in the areas of business development, loan administration and customer service. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached.  Our expenses could be further increased if we encounter delays in the opening of any of our new branches.  Finally, our business expansion may not be successful after establishment of the new branches.

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

Among other sources of funds, we rely on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On December 31, 2015, brokered deposits totaled $46.7 million, or approximately 3.7% of total deposits. The Bank’s primary source for brokered money market deposits is CDARS.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions.  As of December 31, 2015, approximately 96% of our total loans were secured by real estate.  Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs.  Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank conducts its business through an executive office, one administrative office, and 15 branch offices.  Eight offices have drive-up facilities.  The Bank has 20 automatic teller machines at its branch facilities and two other off-site locations.  The following table sets forth information relating to each of the Bank’s offices as of December 31, 2015.  The total net book value of the Bank’s premises and equipment at December 31, 2015 was $15.7 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C
Bayonne, New Jersey	2003	$2,680
Administrative and Other Offices
591-597 Avenue C
Bayonne, New Jersey	2010	2,583
3499 Route 9 North Suite 2A
Freehold, New Jersey	2012	11	(1)
27 West 18th Street
Bayonne, New Jersey	2014	211	(1)
Branch Offices
860 Broadway
Bayonne, New Jersey	2000	867	(1)
510 Broadway
Bayonne, New Jersey	2003	365	(1)
401 Washington St.
Hoboken, New Jersey	2010	34	(1)
987 Broadway
Bayonne, New Jersey	2010	560
473 Spotswood Englishtown Rd
Monroe Township, New Jersey	2010	189
611 Avenue C
Bayonne, New Jersey	2010	2,009
181 Avenue A
Bayonne, New Jersey	2010	36	(1)
211-A Washington Street
Jersey City, New Jersey	2010	9	(1)
200 Valley Street
S. Orange, New Jersey	2011	1,269
34 Main Street
Woodbridge, New Jersey	2011	72	(1)
1379 St. George Avenue
Colonia, New Jersey	2014	148	(1)
165 Passaic Avenue
Fairfield, New Jersey	2014	100	(1)
354 New Dorp Lane
Staten Island, New York	2015	623	(1)
190 Park Avenue
Rutherford, New Jersey	2015	532	(1)

Net book value of properties		12,298
Furnishings and equipment		3,429	(2)
Total premises and equipment		$15,727

(1) Leased Property

(2) Includes off-site ATMs

ITEM 1. LEGAL PROCEEDINGS

       We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2015, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

      The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, is a named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity (the “Action”). On May 9, 2012, the Company and the other defendants obtained partial summary judgment, dismissing three of the five Counts of the plaintiff's Complaint. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. This award of interim legal fees to plaintiff’s counsel was satisfied in October 2015.

      On September 21, 2015, the court entered an Order and Final Judgment (“Judgment”). Pursuant to the Judgment, the Stipulation of Settlement ("Stipulation") agreed to by the plaintiff class, the Company and the remaining defendants was approved. In consideration for the full settlement and release of all Released Claims (as that term is defined in the Stipulation) and the dismissal of the Action with prejudice as against the Company and the remaining defendants, the Company, on its own behalf and on behalf of the remaining defendants, would pay $1.95 million to the Class. This settlement amount was paid in November 2015.

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

       On or about January 6, 2015, Progressive again made a motion to dismiss the Carrier Suit. The Plaintiffs opposed that motion. That motion was denied by oral decision on October 22, 2015, and by written Order, dated January 20, 2016.

       A Mediation session ("Mediation") was held on March 11, 2015, among the parties. Following the Mediation, the Plaintiffs and Colonial agreed to settle the Plaintiffs’ claims against Colonial for $1.75 million. A Settlement Agreement and Release, dated June 30, 2015, was entered into by the Plaintiffs and Colonial. The Plaintiffs received the settlement amount of $1.75 million from Colonial on July 9, 2015.

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

The following table sets forth the high and low closing prices for the Company’s common stock for the periods indicated. As of December 31, 2015, there were 11,209,324 shares of the Company’s common stock outstanding. At March 9, 2016,  the Company had approximately 2,000 stockholders of record.

Fiscal 2015	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2015	$11.33	$9.97	$0.14
Quarter Ended September 30, 2015	12.12	9.88	0.14
Quarter Ended June 30, 2015	12.50	11.75	0.14
Quarter Ended March 31, 2015	12.46	11.25	0.14
Fiscal 2014	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2014	$13.30	$11.72	$0.14
Quarter Ended September 30, 2014	13.50	12.60	0.14
Quarter Ended June 30, 2014	13.75	13.01	0.14
Quarter Ended March 31, 2014	13.57	12.77	0.12

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2015 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans that were not approved by shareholders.

,296
Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(2)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	417,000(1)	10.75	483,000
Equity compensation plans not approved by shareholders	—	—	—
Total	417,000	10.75	483,000

_____________________________

(1)	Consists of options to purchase (i) 2,000 shares of common stock under the 2003 Stock Option Plan and (ii) 415,000 shares under the 2011 Stock Option Plan.
(2)

The weighted average exercise price reflects the exercise prices ranging from $8.93-$13.32 per share for options under the 2011 Stock Option Plan and $15.11 for the 2,000 shares under the 2003 stock options plan.

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2011 through December 31, 2015, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, and (c) the cumulative total return of Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB Bancorp, Inc.

Total Return Performance
225
200
175
150
125
100
75
Index Value
BCB Bancorp, Inc.
NASDAQ Composite
SNL Bank
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
BCB Bancorp, Inc.	100.00	107.74	105.69	157.52	143.16	133.31
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank	100.00	77.44	104.51	143.49	160.40	163.14

On May 9, 2012, the Company announced a sixth stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced a stock repurchase plan to repurchase up to 400,000 shares of the Company’s common stock. The Company made no stock purchases for the three months ended December 31, 2015.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. Per share data has been adjusted for all periods to reflect the common stock dividends paid by the Company.

	Selected financial condition data at December 31,
	2015	2014	2013	2012	2011

	(In Thousands)
Total assets	$1,618,406	$1,301,900	$1,207,959	$1,171,358	$1,216,908
Cash and cash equivalents	132,635	32,123	29,844	34,147	117,087
Securities available for sale	9,623	9,768	1,104	1,240	1,045
Securities, held to maturity	-	-	114,216	164,648	206,965
Loans receivable, net	1,420,118	1,207,850	1,020,344	922,301	840,763
Deposits	1,273,929	1,028,556	968,670	940,786	977,623
Borrowings	204,124	137,124	132,124	131,124	129,531
Stockholders’ equity	133,544	102,252	100,060	91,581	100,048

	Selected operating data for the year ended December 31,
	2015	2014	2013	2012	2011

	(In thousands, except for per share amounts)
Net interest income	$53,511	$49,888	$46,779	$41,700	$39,582
Provision for loan losses	2,280	2,800	2,750	4,900	4,100
Non-interest income (loss)	7,065	3,958	3,375	(7,225)	2,448
Non-interest expense	46,452	38,409	31,437	33,889	28,506
Income tax expense (benefit)	4,814	5,047	6,551	(2,252)	3,373
Net income (loss)	$7,030	$7,590	$9,416	$(2,062)	$6,051
Net income (loss) per share:
Basic	$0.69	$0.81	$1.06	$(0.23)	$0.64
Diluted	$0.69	$0.81	$1.06	$(0.23)	$0.64
Common Dividends declared per share	$0.56	$0.54	$0.48	$0.48	$0.48

	At or for the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Return (loss) on average assets (ratio of net income to average total assets)	0.48%	0.61%	0.80%	(0.17)%	0.54%
Return (loss) on average stockholders’ equity (ratio of net income to average stockholders’
equity)	6.52	7.42	10.18	(2.26)	6.14
Non-interest income (loss) to average assets	0.48	0.32	0.29	(0.61)	0.22
Non-interest expense to average assets	3.15	3.09	2.68	2.86	2.52
Net interest rate spread during the year	3.50	3.94	3.89	3.44	3.40
Net interest margin (net interest income to average interest earning assets)	3.72	4.11	4.06	3.60	3.60
Ratio of average interest-earning assets to average interest-bearing liabilities	118.42	119.75	118.32	115.23	116.03
Cash dividend payout ratio	76.50	68.67	45.28	(208.7)	75.00

Asset Quality Ratios:
Non-performing loans to total loans at end of year	1.63	1.60	1.98	2.45	5.61
Allowance for loan losses to non-performing loans at end of year	76.95	82.39	69.74	54.00	21.97
Allowance for loan losses to total loans at end of year	1.25	1.32	1.38	1.32	1.23

Capital Ratios:
Stockholders’ equity to total assets at end of year	8.25	7.85	8.28	7.82	8.22
Average stockholders’ equity to average total assets	7.30	8.22	7.89	7.72	8.73
Tier 1 capital to average assets (1)	8.61	8.33	8.70	8.38	8.66
Tier 1 capital to risk weighted assets (1)	10.81	10.48	12.41	12.79	15.34

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

Financial Condition at December 31, 2015 and 2014

Total assets increased by $317.0 million, or 24.3%, to $1.618 billion at December 31, 2015 from $1.302 billion at December 31, 2014. The increase in total assets resulted primarily from an increase in net loans receivable of $212.3 million, partially offset by a decrease in Other Real Estate Owned of $1.9 million. Management is focusing on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase loans in the secondary market that provide competitive returns but meet our internal underwriting guidelines. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices in 2016.

Total cash and cash equivalents increased by $100.5 million, or 312.9%, to $132.6 million at December 31, 2015 from $32.1 million at December 31, 2014.

Loans receivable, net increased by $212.3 million, or 17.6%, to $1.420 billion at December 31, 2015 from $1.208 billion at December 31, 2014. The increase resulted primarily from a $224.2 million increase in real estate mortgages comprising commercial and multi-family, construction and participation loans with other financial institutions along with an increase of a $13.8 million in commercial business loans and commercial lines of credit, partially offset by a decrease of $21.1 million in residential real estate loans, a $2.8 million decrease in home equity and home equity lines of credit and a $1.9 million increase in the allowance for loan losses. As of December 31, 2015, the allowance for loan losses was $18.0 million, or 77.0%, of non-performing loans and 1.25% of gross loans, as compared to $16.2 million or 2.4% of non-performing loans and 1.32% of gross loans at December 31, 2014. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Deposit liabilities increased by $245.0 million, or 23.9%, to $1.274 billion at December 31, 2015 from $1.029 billion at December 31, 2014. The increase resulted primarily from a $198.4 million increase in certificates of deposit, an increase of $5.2 million in money market interest bearing deposits, an increase of $49.1 million in interest-bearing demand accounts and a $26.6 million increase in non-interest bearing deposits, partly offset by a decrease of $32.9 million in savings and club deposits. The increase in certificates of deposit primarily was the result of a promotional campaign in 2015. Recognizing this shift in the mix of our deposits, the attraction and retention of non-interest bearing commercial deposits, and longer dated maturity deposits remains a focus of our retail deposit gathering philosophy. During 2015, the Federal Open Market Committee (FOMC) has continued its accommodative monetary policy. This extended environment of historically low short term market rates has resulted in continuing parallel low retail deposit account yields, directly decreasing interest expense.

Short-term borrowings decreased by $26.0 million, or 100.0%, to $0 at December 31, 2015 from $26.0 million at December 31, 2014. Long-term borrowings increased by $67.0 million, or 50.4%, to $200.0 million at December 31, 2015 from $133.0 million at December 31, 2014. The purpose of the borrowings reflected the use of long term and short term FHLB advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities.

        Stockholders’ equity increased by $31.3 million, or 30.6%, to $133.5 million at December 31, 2015 from $102.2 million at December 31, 2014. The increase in stockholders’ equity was primarily attributable to an increase of $25.6 million of net proceeds from the issuance of 2,760,000 shares of the Company’s common stock, an increase of $3.8 million in preferred stock outstanding partly offset by cash dividends paid during 2015 totaling $4.5 million on outstanding common shares of stock and $917,000 on outstanding shares of preferred stock. The Company accrued a dividend payable for the fourth quarter on the preferred shares for $206,000 which will be paid in the first quarter of 2016. As of December 31, 2015, the Bank’s Tier 1, Tier 1 Risk-Based and Total Risk Based Capital Ratios were 8.61%, 10.81% and 12.06% respectively.

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

	At December 31, 2015			Year ended December 31, 2015			Year ended December 31, 2014
	Actual Balance		Actual Yield/ Cost	Average Balance	Interest earned/paid	Average Yield/Cost	Average Balance	Interest earned/paid	Average Yield/Cost

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$1,438,160		5.06%	$1,360,304	$66,628	4.90%	$1,116,673	$57,858	5.18%
Investment securities(2)	20,334		1.51	19,829	651	3.28	73,419	2,282	3.11
Interest-earning deposits	122,065		0.19	58,392	101	0.17	24,715	55	0.22
Total interest-earning assets	1,580,559		4.61%	1,438,525	67,380	4.68%	1,214,807	60,195	4.96%

Interest-earning liabilities:
Total interest-bearing
demand deposits	$226,137		0.29%	$189,016	$716	0.38%	$152,205	$318	0.21%
Money market deposits	54,915		0.30	51,872	207	0.40	62,691	189	0.30
Savings deposits	250,936		0.14	260,284	403	0.16	269,151	406	0.15
Certificates of deposit	611,021		1.32	515,706	6,084	1.18	400,455	4,287	1.07
Borrowings	200,000		3.27	197,917	6,459	3.26	129,984	5,107	3.93
Total interest-bearing liabilities	1,343,009		1.19%	1,214,795	13,869	1.14%	1,014,486	10,307	1.02%

Net interest income					$53,511			$49,888

Interest rate spread(3)			3.42%			3.54%			3.94%
Net interest margin(4)			3.61%			3.72%			4.11%
Ratio of interest-earning assets to
interest-bearing liabilities	117.69%	%		118.42%			119.75%
___________________________

(1) Excludes allowance for loan losses.

(2) Includes Federal Home Loan Bank of New York stock.

(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Net Interest Income (Continued)

	Year ended December 31, 2013
	(Dollars in Thousands)
	Average Balance	Interest earned/paid	Average Yield/Cost
Interest-earning assets:
Loans receivable (1)	$980,844	$53,521	5.46%
Investment securities(2)	140,403	3,786	2.70
Interest-earning deposits	31,989	52	0.16
Total interest-earning assets	1,153,236	57,359	4.97%

Interest-earning liabilities:
Interest-bearing demand deposits	$131,096	$247	0.19%
Money market deposits	64,955	197	0.30
Savings deposits	264,346	363	0.14
Certificates of deposit	396,646	4,795	1.21
Borrowings	117,658	4,978	4.23
Total interest-bearing liabilities	974,701	10,580	1.09%

Net interest income		$46,779

Interest rate spread(3)			3.89%
Net interest margin(4)			4.06%
Ratio of interest-earning assets to interest-bearing liabilities	118.32%

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

	Years Ended December 31,
	2015 vs. 2014				2014 vs. 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)

	(In thousands)
Interest income:
Loans receivable	$12,623	$(3,163)	$(690)	$8,770	$7,412	$(2,701)	$(374)	$4,337
Investment securities	(1,666)	127	(92)	(1,631)	(1,806)	578	(276)	(1,504)
Interest-earning deposits
with other banks	76	(13)	(17)	46	(13)	20	(4)	3
Total interest-earning assets	11,033	(3,049)	(799)	7,185	5,593	(2,103)	(654)	2,836

Interest expense:
Interest-bearing demand accounts	77	258	62	397	40	27	4	71
Money market	(33)	63	(11)	19	(7)	(1)	-	(8)
Savings and club	(14)	11	0	(3)	6	37	1	44
Certificates of Deposits	1,235	436	126	1,797	46	(548)	(5)	(507)
Borrowed funds	2,670	(866)	(452)	1,352	520	(356)	(37)	127

Total interest-bearing liabilities	3,935	(98)	(275)	3,562	605	(841)	(37)	(273)
Change in net interest income	$7,098	$(2,951)	$(524)	$3,623	$4,988	$(1,262)	$(617)	$3,109

Results of Operations for the Years Ended December 31, 2015 and 2014

Net income was $7.0 million for the year ended December 31, 2015, compared with $7.6 million for the year ended December 31, 2014. Net income decreased due to higher non-interest expense, partially offset by increases in net interest income and non-interest income for the year ended December 31, 2015, as compared with the year ended December 31, 2014.

Net interest income increased by $3.6 million, or 7.3%, to $53.5 million for the year ended December 31, 2015 from $49.9 million for the year ended December 31, 2014. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $223.7 million, or 18.4%, to $1.439 billion for the year ended December 31, 2015 from $1.215 billion for year ended December 31, 2014, partly offset by a decrease in the average yield on interest-earning assets of 28 basis points to 4.68% for the year ended December 31, 2015 from 4.96% for the year ended December 31, 2014. The average balance of interest-bearing liabilities increased by $200.3 million, or 19.8%, to $1.215 billion for the year ended December 31, 2015 from $1.014 billion for the year ended December 31, 2014, and the average cost of interest bearing liabilities increased by 12 basis points to 1.14% for year ended December 31, 2015 from 1.02% for the year ended December 31, 2014. Net interest margin was 3.72% for the year ended December 31, 2015, and 4.11% for the year ended December 31, 2014.

Interest income on loans receivable increased by $8.7 million, or 15.2%, to $66.6 million for the year ended December 31, 2015 from $57.9 million for the year ended December 31, 2014. The increase was primarily attributable to an increase in the average balance of loans receivable of $243.6 million, or 21.8%, to $1.360 billion for the year ended December 31, 2015 from $1.117 billion for the year ended December 31, 2014, partially offset by a decrease in the average yield on loans receivable to 4.90% for the year ended December 31, 2015 from 5.18% for the year ended December 31, 2014. The increase in the average balance of loans receivable was the result of our comprehensive loan growth strategy. The decrease in average yield reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities decreased by $1.6 million, or 71.5%, to $651,000 for the year ended December 31, 2015 from $2.3 million for the year ended December 31, 2014. This decrease was primarily due to a decrease in the average balance of securities of $53.6 million or 73.0% to $19.8 million for the year ended December 31, 2015 from $73.4 million for the year ended December 31, 2014, partly offset by an increase in the average yield of securities to 3.28% for the year ended December 31, 2015 from 3.11% for the year ended December 31, 2014. Investment securities totaling approximately $100.5 million were sold in the third quarter of 2014.

Interest income on other interest-earning assets increased by $46,000, or 83.6%, to $101,000 for the year ended December 31, 2015 from $55,000 for the year ended December 31, 2014. This increase was primarily due to an increase of 136.3%, in the average balance of other interest-earning assets to $58.4 million for the year ended December 31, 2015 from $24.7 million for the year ended December 31, 2014, partly offset by a decrease in the average yield on other interest-earning assets to 0.17% for the year ended December 31, 2015 from 0.22% for the year ended December 31, 2014.

Total interest expense increased by $3.6 million, or 34.6%, to $13.9 million for the year ended December 31, 2015 from $10.3 million for the year ended December 31, 2014. The increase resulted primarily from an increase in in the average balance of interest-bearing liabilities of $200.3 million, or 19.8%, to $1.215 billion for the year ended December 31, 2015 from $1.015 billion for the year ended December 31, 2014 and an increase in the cost of interest-bearing liabilities of 12 basis points to 1.14% for the year ended December 31, 2015 from 1.02% for the year ended December 31, 2014. The increase in the average rate on interest-bearing liabilities was due to competitive forces in attracting new deposits and a change in the mix of funding sources and terms, including higher cost listing service certificates of deposit and brokered certificates of deposit, to support aggressive loan growth.

The provision for loan losses totaled $2.3 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2015, the Company experienced $389,000 in net charge-offs (consisting of $462,000 in charge-offs and $73,000 in recoveries). During the year ended December 31, 2014, the Company experienced $1.0 million in net charge-offs (consisting of $1.4 million in charge-offs and $400,000 in recoveries). The Company had non-performing loans totaling $23.4 million, or 1.63%, of gross loans at December 31, 2015 and $19.6 million, or 1.60%, of gross loans at December 31, 2014. The allowance for loan losses was $18.0 million, or 1.25%, of gross loans at December 31, 2015 as compared to $16.2 million, or 1.32%, of gross loans at December 31, 2014. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2015 and December 31, 2014.

Total non-interest income increased by $3.1 million, or 78.5% to $7.1 million for the year ended December 31, 2015 compared with $4.0 million for the year ended December 31, 2014. Gains on sales of loans increased $2.7 million to $4.9 million for the year ended December 31, 2015 from $2.2 million for the year ended December 31, 2014. Transactions for the year ended December 31, 2014, for which there were no comparable events for the for the year ended December 31, 2015, included a $1.2 million gain on the sale of investment securities available for sale, $2.3 million increase in gains on the sale of investment securities held to maturity and a $4.0 million loss on the bulk sale of impaired loans.

Total non-interest expense increased by $8.0 million, or 20.9%, to $46.4 million for the year ended December 31, 2015 from $38.4 million for the year ended December 31, 2014. Salaries and employee benefits expense increased by $3.0 million, or 14.5%, to $23.1 million for the year ended December 31, 2015 from $20.1 million for the year ended December 31, 2014. This increase in both salaries and employee benefits was mainly attributable to an increase of 26 average full-time equivalent employees, or 8.6%, to 330 for the year ended December 31, 2015 from 304 for the year ended December 31, 2014.  The increase in employees relates to the addition of business development and loan administration employees, and the openings and anticipated openings of new branch offices in 2014 and 2015, as well as providing health benefits to a greater number of existing employees. Occupancy expense increased by $1.3 million, or 31.4%, to $5.4 million for the year ended December 31, 2015 from $4.1 million for the year ended December 31, 2014. Equipment expense increased by $801,000, or 14.2%, to $6.4 million for the year ended December 31, 2015 from $5.6 million for the year ended December 31, 2014. The increases in occupancy and equipment expenses also related primarily to the openings and anticipated openings of new branch offices in 2014 and 2015. Professional fees decreased by $830,000, or 39.1%, to $1.3 million for the year ended December 31, 2015 from $2.1 million for the year ended December 31, 2014. Advertising expense increased by $1.2 million, or 114.6%, to $2.2 million for the year ended December 31, 2015 from $1.0 million for the year ended December 31, 2014. The increase in advertising was primarily due to our marketing efforts related to the previously mentioned expansion of our geographic footprint. Other non-interest expense increased by $2.3 million, or 67.6% to $5.7 million for the year ended December 31, 2015 from $3.4 million for the year ended December 31, 2014. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision decreased by $233,000, or 4.6%, to $4.8 million for the year ended December 31, 2015 from $5.0 million for the year ended December 31, 2014. The decrease in income tax provision was a result of lower taxable income during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The consolidated effective tax rate for the year ended December 31, 2015 was 40.7% compared to 39.9% for the year ended December 31, 2014.

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

Net interest income increased by $3.1 million, or 6.6%, to $49.9 million for the year ended December 31, 2014 from $46.8 million for the year ended December 31, 2013. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $61.6 million, or 5.3%, to $1.215 billion for the year ended December 31, 2014 from $1.153 billion for year ended December 31, 2013, partly offset by a decrease in the average yield on interest-earning assets of one basis point to 4.96% for the year ended December 31, 2014 from 4.97% for the year ended December 31, 2013. The average balance of interest-bearing liabilities increased by $39.8 million, or 4.0%, to $1.014 billion for the year ended December 31, 2014 from $974.7 million for the year ended December 31, 2013, while the average cost of interest bearing liabilities decreased by seven basis points to 1.02% for year ended December 31, 2014 from 1.09% for the year ended December 31, 2013. Net interest margin was 4.11% for the year ended December 31, 2014, and 4.06% for the year ended December 31, 2013.

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

Total interest expense decreased by $273,000, or 2.6%, to $10.3 million for the year ended December 31, 2014 from $10.6 million for the year ended December 31, 2013. The decrease resulted primarily from a decrease in the cost of interest-bearing liabilities of seven basis points to 1.02% for the year ended December 31, 2014 from 1.09% for the year ended December 31, 2013, partly offset by an increase in the average balance of interest bearing liabilities of $39.8 million, or 4.1%, to $1.015 billion for the year ended December 31, 2014 from $974.7 million for the year ended December 31, 2013. The decrease in the average cost of interest-bearing liabilities reflects the Company’s reaction to the lower short term interest rate environment and our ability to reduce our pricing on a select number of retail deposit products.

The provision for loan losses totaled $2.80 million and $2.78 million for the years ended December 31, 2014 and 2013, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2014, the Company experienced $1.0 million in net charge-offs (consisting of $1.4 million in charge-offs and $400,000 in recoveries). During the year ended December 31, 2013, the Company experienced $771,000 in net charge-offs (consisting of $971,000 in charge-offs and $200,000 in recoveries). The Company had non-performing loans totaling $19.6 million, or 1.60%, of gross loans at December 31, 2014 and $20.6 million, or 1.98%, of gross loans at December 31, 2013. The decrease in non-performing loans resulted primarily from the sales of approximately $10.4 million in non-performing loans during the third quarter of 2014. The sale resulted in a pre-tax loss of approximately $4.0 million. The primary reason for these transactions was the elimination of carrying and legacy costs associated with these non-interest earning assets. The allowance for loan losses was $16.2 million, or 1.32%, of gross loans at December 31, 2014 as compared to $14.3 million, or 1.38%, of gross loans at December 31, 2013. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2014 and December 31, 2013.

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

Liquidity and Capital Resources

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

At December 31, 2015, the Company had no overnight borrowings outstanding with the FHLB compared to $26.0 million at December 31, 2014. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $204.1 million at December 31, 2015 as compared to $163.1 million at December 31, 2014.

The Company had the ability at December 31, 2015 to obtain additional funding from the FHLB of $56.0 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $411.7 million at December 31, 2015. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments at December 31, 2015.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years

	(In Thousands)
Benefit Plans	$5,585	$609	$1,819	$1,120	$2,037

Borrowed money	200,000	55,000	103,000	20,000	22,000

Lease obligations	12,622	2,155	4,571	2,306	3,590

Certificates of deposit	611,021	411,657	183,750	15,614	-

Total	$829,228	$469,421	$293,140	$39,040	$27,627

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

Quantitative Analysis.  The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2015. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios.  Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2015. The following sets forth the Company’s NPV as of December 31, 2015.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$145,335	$(57,079)	(28.20)	9.50%	(267)	bps
+200bp	165,124	(37,289)	(18.42)	10.49	(168)	bps
+100bp	185,070	(17,343)	(8.57)	11.44	(73)	bps
PAR	202,413	-	-	12.17	-	bps
-100bp	238,091	35,678	17.63	13.85	168	bps

_________

bp-basis points

The table above indicates that at December 31, 2015, in the event of a 100 basis point increase in interest rates, we would experience an 8.57% decrease in NPV, as compared to a 6.43% decrease at December 31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), which was subsequently updated in 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2015 is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2015. That report appears below.

(c)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BCB Bancorp, Inc.

Bayonne, New Jersey

We have audited BCB Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BCB Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows of the Company, and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Baker Tilly Virchow Krause, LLP

Clark, New Jersey

March 14, 2016

(d)	Changes in Internal Controls Over Financial Reporting.

On May 14, 2013, COSO issued an updated version of its Internal Control—Integrated Framework, referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded after December 31, 2014. Our Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2015 was based on the 2013 COSO Framework.

There were no significant changes made in our internal controls during the fourth quarter of 2015 or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) is incorporated herein by reference.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2016 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2016 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to Baker Tilly Virchow Krause, LLP.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)  Report of Independent Registered Public Accounting Firm

(B)  Consolidated Statements of Financial Condition as of December 31, 2015 and 2014

(C)  Consolidated Statements of Operations for each of the Years in the Three-Year period ended December 31, 2015

(D)  Consolidated Statements of Comprehensive Income for each of the Years in the Three-Year period ended December 31, 2015

(E)   Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2015

(F)   Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2015

(G)   Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)    Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc. (1)
3.2	Bylaws of BCB Bancorp, Inc. (2)
3.3	Certificate of Amendment to Restated Certificate of Incorporation (18)
4	Specimen Stock Certificate (3)
10.1	BCB Community Bank 2002 Stock Option Plan (4)
10.2	BCB Community Bank 2003 Stock Option Plan (5)
10.3	Amendment to 2002 and 2003 Stock Option Plans (6)
10.4	2005 Director Deferred Compensation Plan (7)
10.5	Employment Agreement with Donald Mindiak (8)
10.6	Employment Agreement with Thomas M. Coughlin (9)
10.7	Employment Agreement with Kenneth Walter (10)
10.8	Executive Agreement with Donald Mindiak (11)
10.9	Executive Agreement with Thomas M. Coughlin (12)
10.10	Executive Agreement with Kenneth Walter (13)
10.11	Consulting Agreement with Dr. August Pellegrini, Jr. (14)
10.12	Consulting Agreement with James E. Collins (15)
10.13	BCB Bancorp, Inc. 2011 Stock Option Plan (16)
10.14	Employment Agreement with Amer Saleem (19)
10.15	Separation Agreement with Amer Saleem (20)
10.16	Employment Agreement with Joseph Javitz (22)
10.17	Employment Agreement with Thomas Keating (23)
13	Consolidated Financial Statements
14	Code of Ethics (17)
21	Subsidiaries of the Company (21)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File Number 000-50275) filed with the Securities and Exchange Commission on July 14, 2015.
(2)	Incorporated by reference to Exhibit 3 to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(3)	Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(6)	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
(7)

Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

(8)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.
(9)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.
(10)	Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.
(11)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2008.

(12)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 11, 2015.
(13)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.
(14)	Incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on July 8, 2010.
(15)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.
(16)

Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Shareholders (File No. 000-50275), filed by the Company with the Securities and Exchange Commission on Schedule 14A on March 28, 2011.

(17)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.
(18)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2013.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 14, 2013.
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014.
(21)	Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.
(22)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 11, 2015.
(23)	Incorporated by reference to Exhibit 10.3 to the form 8-K filed with the Securities and Exchange Commission on September 11, 2015.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 14, 2016	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Coughlin
Thomas Coughlin	President, Chief Executive Officer and Director	March 14, 2016

/s/ Thomas P. Keating
Thomas P. Keating	Chief Financial Officer	March 14, 2016
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 14, 2016

/s/ Robert Ballance
Robert Ballance	Director	March 14, 2016

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 14, 2016

/s/ Joseph J. Brogan
Joseph J. Brogan	Director	March 14, 2016

/s/ James E. Collins
James E. Collins	Director	March 14, 2016

/s/ Joseph Lyga
Joseph Lyga	Director	March 14, 2016

/s/ Alexander Pasiechnik
Alexander Pasiechnik	Director	March 14, 2016

/s/ August Pellegrini, Jr.
August Pellegrini, Jr.	Director	March 14, 2016

/s/ James Rizzo
James Rizzo	Director	March 14, 2016

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 14, 2016

/s/ Gary S. Stetz
Gary S. Stetz	Director	March 14, 2016

EXHIBIT 13

CONSOLIDATED FINANCIAL STATEMENTS

BCB Bancorp, Inc. and Subsidiaries

Consolidated Financial Report

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BCB Bancorp, Inc.

Bayonne, New Jersey

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCB Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016, expressed an unqualified opinion thereon.

                                                                                                 /s/ Baker Tilly Virchow Krause, LLP

Clark, New Jersey

March 14,  2016

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2015	2014
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$11,808	$11,202
Interest-earning deposits	120,827	20,921
Total cash and cash equivalents	132,635	32,123

Interest-earning time deposits	1,238	993
Securities available for sale	9,623	9,768
Loans held for sale	1,983	3,325
Loans receivable, net of allowance for loan losses of $18,042 and
$16,151, respectively	1,420,118	1,207,850
Federal Home Loan Bank of New York stock, at cost	10,711	8,830
Premises and equipment, net	15,727	14,295
Accrued interest receivable	5,595	4,454
Other real estate owned	1,564	3,485
Deferred income taxes	9,881	9,703
Other assets	9,331	7,074
Total Assets	$1,618,406	$1,301,900

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$130,920	$127,308
Interest bearing deposits	1,143,009	901,248
Total deposits	1,273,929	1,028,556
Short-term debt	-	26,000
Long-term debt	200,000	133,000
Subordinated debentures	4,124	4,124
Other liabilities	6,809	7,968
Total Liabilities	1,484,862	1,199,648

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,731 shares of series A, B and C 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share) at December 31, 2015 and 1,343 shares of	-	-
Series A and B 6% noncumulative perpetual preferred stock at December 31, 2014
Additional paid-in capital preferred stock	17,174	13,326
Common stock; $0.064 par value; 20,000,000 shares authorized, issued 13,738,587 and 10,924,054 at December 31, 2015 and 2014, respectively,
11,209,324 and 8,393,791 shares, respectively outstanding	879	699
Additional paid-in capital common stock	118,803	92,686
Retained earnings	27,382	25,983
Accumulated other comprehensive (loss)	(1,598)	(1,337)
Treasury stock, at cost, 2,529,263 and 2,530,263, respectively	(29,096)	(29,105)
Total Stockholders' Equity	133,544	102,252

Total Liabilities and Stockholders' Equity	$1,618,406	$1,301,900

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
	(In Thousands, Except for Per Share Data)
Interest income:
Loans, including fees	$66,628	$57,858	$53,521
Investments, taxable	651	2,254	3,737
Investments, non-taxable	-	28	49
Other interest-earning assets	101	55	52
Total interest income	67,380	60,195	57,359

Interest expense:
Deposits:
Demand	923	507	444
Savings and club	403	406	363
Certificates of deposit	6,084	4,287	4,795
	7,410	5,200	5,602
Borrowings	6,459	5,107	4,978
Total interest expense	13,869	10,307	10,580

Net interest income	53,511	49,888	46,779
Provision for loan losses	2,280	2,800	2,750

Net interest income, after provision for loan losses	51,231	47,088	44,029

Non-interest income:
Fees and service charges	2,061	2,188	1,822
Gain on sales of loans and other real estate owned	4,873	2,179	1,529
Loss on bulk sale of impaired loans held in portfolio	-	(4,012)	(474)
Gain on sale of securities held to maturity	-	2,288	378
Gain on sale of securities available for sale	-	1,223	-
Other	131	92	120
Total non-interest income	7,065	3,958	3,375

Non-interest expense:
Salaries and employee benefits	23,068	20,145	15,691
Occupancy expense of premises	5,445	4,143	3,516
Equipment	6,428	5,627	5,207
Professional fees	1,291	2,121	2,250
Director fees	528	727	672
Regulatory assessments	1,218	1,142	1,096
Advertising	2,217	1,033	583
Other real estate owned, net	574	80	46
Other	5,683	3,391	2,376
Total non-interest expense	46,452	38,409	31,437

Income before income tax provision	11,844	12,637	15,967
Income tax provision	4,814	5,047	6,551

Net Income	$7,030	$7,590	$9,416
Preferred stock dividends	917	800	559
Net Income available to common stockholders	$6,113	$6,790	$8,857

Net Income per common share-basic and diluted
Basic	$0.69	$0.81	$1.06
Diluted	$0.69	$0.81	$1.06

Weighted average number of common shares outstanding
Basic	8,853	8,366	8,397
Diluted	8,875	8,401	8,402

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)

Net Income	$7,030	$7,590	$9,416
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(103)	286	863
Less: reclassification for gains on sale of securities available for sale on
Consolidated Statements of Operations	-	(1,223)	-
Tax effect (a)	42	383	(353)
Net of tax effect	(61)	(554)	510

Benefit Plans:
Actuarial (loss) gain	(338)	(1,542)	1,443
Tax effect	138	630	(589)
Net of tax effect	(200)	(912)	854

Other comprehensive (loss) income	(261)	(1,466)	1,364

Comprehensive income	$6,769	$6,124	$10,780

(a) Income tax provision on Consolidated Statements of Operations includes $488,000 in 2014 related to the sale of securities available for sale.

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

	(In Thousands, except per share data)

Balance at January 1, 2013	$-	$694	$100,416	$18,883	$(27,177)	$(1,235)	$91,581
Proceeds from issuance of series B preferred stock, net of							-
issuance costs of $24			3,986				3,986
Exercise of stock options (51,612 shares)			157				157
Stock-based compensation expense			61				61
Treasury stock purchases (184,808 shares)	-	-	-	-	(1,916)	-	(1,916)
Dividends payable on Series A and Series B 6%	-					-
noncumulative perpetual preferred stock	-	-	-	(559)	-	-	(559)
Cash dividends on common stock ($0.48 per share)
declared	-	-	-	(4,030)	-	-	(4,030)
Net income	-	-	-	9,416	-	-	9,416
Other comprehensive income	-	-	-	—	-	1,364	1,364

Balance at December 31, 2013	-	694	104,620	23,710	(29,093)	129	100,060

Proceeds from issuance of Series B preferred stock	-	-	770	-	-	-	770
Exercise of stock options (127,539 shares)	-	5	346	-	-	-	351
Stock-based compensation expense	-	-	55	-	-	-	55
Treasury stock purchases (884 shares)	-	-	-	-	(12)	-	(12)
Dividends payable on Series A and Series B 6%
noncumulative perpetual preferred stock	-	-	-	(800)	-	-	(800)
Cash dividends on common stock ($0.12 per share
in February and $0.14 per share in May, August,
and November) declared			-	(4,412)			(4,412)
Dividend reinvestment plan	-	-	105	(105)	-	-	-
Stock purchase plan	-	-	116	-	-	-	116
Net income	-	-	-	7,590	-	-	7,590
Other comprehensive loss	-	-	-	-	-	(1,466)	(1,466)
Balance at December 31, 2014	$-	$699	$106,012	$25,983	$(29,105)	$(1,337)	$102,252

Issuance of Common Stock	-	177	25,436	-	-	-	25,613
Proceeds from issuance of Series C preferred stock	-	-	3,848	-	-	-	3,848
Stock-based compensation expense	-	-	66	-	-	-	66
Treasury stock adjustment	-	-	-	-	9	-	9
Dividends payable on Series A, B, and C 6%
noncumulative perpetual preferred stock	-	-	-	(917)	-	-	(917)
Cash dividends on common stock ($0.14 per share
in February, May, August, and November) declared	-	-	-	(4,461)	-	-	(4,461)
Dividend reinvestment plan	-	-	253	(253)	-	-	-
Stock purchase plan	-	3	362	-	-	-	365
Net income	-	-	-	7,030	-	-	7,030
Other comprehensive loss	-	-	-	-	-	(261)	(261)

Ending balance at December 31, 2015	$-	$879	$135,977	$27,382	$(29,096)	$(1,598)	$133,544

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash flows from Operating Activities :	(In Thousands)
Net income	$7,030	$7,590	$9,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,149	1,512	1,366
Amortization and accretion, net	(451)	(819)	627
Provision for loan losses	2,280	2,800	2,750
Deferred income tax (benefit)	2	1,251	(832)
Loans originated for sale	(17,764)	(25,450)	(22,233)
Proceeds from sale of loans originated for sale	23,749	25,507	20,116
Gain on sales of loans and other real estate owned	(4,873)	(2,179)	(1,635)
Fair value adjustment of other real estate owned	396	-	(110)
Gain on sales of securities held to maturity	-	(2,288)	(378)
Gain on sales of securities available for sale	-	(1,223)	-
Loss on bulk sale of impaired loans held in portfolio	-	4,012	474
Stock compensation expense	66	55	61
(Increase) in accrued interest receivable	(1,141)	(297)	(94)
(Increase) decrease in other assets	(2,257)	(5,296)	5,999
Increase (decrease) in accrued interest payable	239	47	(21)
(Decrease) increase in other liabilities	(1,736)	(726)	532
Net Cash Provided by Operating Activities	7,689	4,496	16,038

Cash flows from Investing Activities:
Proceeds from repayments, calls, and maturities on securities held to maturity	-	10,272	44,957
Proceeds from repayments, calls and maturities on securities available for sale	1,160	93	1,000
Purchases of securities held to maturity	-	(3,034)	(5,059)
Purchases of securities available for sale	(1,174)	-	-
Purchase of interest-earning time deposits	(245)	-	-
Proceeds from sales of securities held to maturity	-	99,198	9,493
Proceeds from sales of securities available for sale	-	1,320	-
Proceeds from sales of other real estate owned	1,525	907	3,658
Proceeds from bulk sale of impaired loans held in portfolio	-	10,355	-
Proceeds from sales of participation interests in loans	-	-	24,224
Participation loans held in portfolio	-	-	(24,224)
Purchases of loans	-	(8,068)	(22,620)
Net increase in loans receivable	(213,811)	(197,421)	(76,634)
Improvements to other real estate owned	-	-	(35)
Additions to premises and equipment	(3,581)	(1,748)	(1,651)
Purchase of Federal Home Loan Bank of New York stock	(1,881)	(990)	(142)

Net Cash Used In Investing Activities	(218,007)	(89,116)	(47,033)

Cash flows from Financing Activities:
Net increase in deposits	245,373	59,886	27,884
Proceeds from long-term debt	67,000	23,000	-
Net change in short term debt	(26,000)	8,000	1,000
Adjustment (Purchase) of treasury stock	9	(12)	(1,916)
Cash dividends paid on common stock	(4,461)	(4,412)	(4,030)
Cash dividends paid on preferred stock	(917)	(800)	(389)
Net proceeds from issuance of common stock	25,978	467	157
Net proceeds from issuance of preferred stock	3,848	770	3,986

Net Cash Provided By Financing Activities	310,830	86,899	26,692

Net Increase (Decrease) in Cash and Cash Equivalents	100,512	2,279	(4,303)

Cash and Cash Equivalents-Beginning	32,123	29,844	34,147
Cash and Cash Equivalents-Ending	$132,635	$32,123	$29,844

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$2,384	$7,416	$857
Interest	$13,630	$10,261	$10,601

Non-cash items:
Transfer of loans to other real estate owned	$-	$2,372	$3,010
Loans to facilitate sales of other real estate owned	$-	$-	$650
Reclassification of loans originated for sale to held to maturity	$-	$460	$3,585

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

In November 2015, The Company issued and sold in a public offering an aggregate of 2,760,000 shares of the Company’s common stock at $10.00 per share. The shares included in the Company’s offering (the “Offering”) were registered under the Securities Act pursuant to the Company’s registration statement filed with the Securities and Exchange Commission (“SEC”) on Form S-3 (File No. 333-199424) and was filed with the SEC on October 16, 2014 and declared effective on November 4, 2014. The Form S-3 registered certain types of the Company’s securities, including the Company’s common stock, up to a total dollar amount of $50.0 million. Sandler O’Neill & Partners, L.P. acted as book-running manager and as representatives of the underwriters. Janney Montgomery Scott LLC and Oppenheimer & Company Inc. acted as co-managers for the offering. The offering commenced on October 28, 2015 and terminated on November 4th, 2015.

The offering resulted in $25.6 million of net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $2.0 million payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to the Company’s directors or officers or their associates or to persons owning 10% or more of the Company’s common stock or to any of the Company’s affiliates.

On November 27, 2015, the Company closed a private placement of Series C Noncumulative Perpetual Preferred Stock, resulting in the issuance of 388 shares of Series C 6% Non-Cumulative Perpetual Preferred Shares (“Series C Shares”) for gross proceeds of $3.88 million through December 31, 2015. The costs associated with this private placement were approximately $32,000. The Series C Shares issued are callable by the Company after December 31st, 2017 at $10,000 per share (liquidation preference value). There is no ability to convert the Series C Shares to common shares. Dividends on the Series C Shares, if and when declared, will be paid quarterly in arrears.

On October 30, 2013, the Company amended its Restated Certificate of Incorporation to revise Article V to amend certain terms related to the Series A 6% Noncumulative Perpetual Preferred Stock and to create a new Series B 6% Noncumulative Perpetual Preferred Stock, which sets forth the number of shares to be included in such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Such amendment to the Restated Certificate of Incorporation was approved by the directors of the Company on February 20, 2013.

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

On December 20, 2012, the Company amended its Restated Certificate of Incorporation to include a new Article V, Part (C) which establishes a Series A 6% Noncumulative Perpetual Preferred Stock and sets forth the number of shares to be included in such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Such amendment to the Restated Certificate of Incorporation was approved by the directors of the Company on October 10, 2012.

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

On December 20, 2010, the Company entered into an agreement with a broker to administer a Rule 10b5-1 trading plan on behalf of the Company. The Rule 10b5-1 trading plan will permit the broker to purchase up to 450,000 shares of Company common stock at designated prices during periods when the Company would otherwise be unable to purchase its common stock. The Board of Directors authorized the Rule 10b5-1 trading plan on December 16, 2010. On December 14, 2011, the Company announced a stock repurchase plan to repurchase 5% or 462,225 shares of the Company’s common stock. This plan was completed during 2012. On May 9, 2012, the Company announced a stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. This plan was completed during 2012. On June 28, 2012, the Company announced a stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced a stock repurchase plan to repurchase up to 400,000 shares of the Company’s common stock. During 2015, 2014 and 2013, a total of 0,  884 and 184,808 shares of the Company’s common stock was repurchased under these plans at a cost of approximately $0,  $12,000 and $1.9 million, or $0,  $10.37 and $13.57 per share, respectively.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”).  The Bank is a New Jersey commercial bank which, as of December 31, 2015, operated at fifteen locations in Bayonne, Colonia, Fairfield, Hoboken, Jersey City, Monroe Township, South Orange, Rutherford and Woodbridge New Jersey, and Staten Island, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans.  BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. Pamrapo Service Corporation was organized in 1975 under New Jersey law to engage in the purchase and sale of real estate. In the 1990’s, the Pamrapo Service Corporation was engaged in the business of selling non-financial products, (annuities, mutual funds and stocks) to the public. The Pamrapo Service Corporation has been inactive since May 2010.  BCB New York Management, Inc. (the “New York Management Company”) was organized in October 2012 under New York law as a New York investment company primarily to hold various loan products, investment and mortgage-backed securities. BCB New York Management, Inc. has been inactive since 2012.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements which include the accounts of the Company and its wholly-owned subsidiaries, the Bank, the New Jersey Investment Company, the New York Management Company and Pamrapo Service Corporation, have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods then ended.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the identification of other-than-temporary impairment of securities, the determination as to whether deferred tax assets are realizable, and the determination of the fair value of financial instruments. Management believes that the allowance for loan losses is adequate; no securities in unrealized loss positions are other-than-temporarily impaired; net deferred tax assets have been reduced to an amount which is more-likely-than-not realizable, and the fair values of financial instruments are appropriate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Management’s assessment regarding impairment of securities is based on future projections of cash flow which are subject to change. The realizability of deferred tax assets is partially based on projections of future taxable income, which is subject to change. The determination of fair value requires the use of various inputs which are subject to frequent and ongoing changes.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2015 and the date these consolidated financial statements were issued.

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

Other-than-temporary impairments are accounted for based upon several considerations. First, other-than-temporary impairments on debt securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in operations. If neither of these conditions regarding the likelihood of the sale of debt securities are applicable, then the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related, other-than-temporary impairments are recognized in earnings and noncredit-related, other-than-temporary impairments are recognized, net of deferred taxes, in OCI. Equity securities on which there is an unrealized loss that is deemed other-than-temporary impaired are written down to fair value with the write-down recognized in earnings.

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

The accrual of interest on loans that are contractually delinquent more than ninety days is discontinued and the related loans are placed on nonaccrual status.  All payments received while in nonaccrual status, are applied to principal until the loan has performed as expected for a minimum of six (6) months or until the loan is determined to qualify for return to normal accruing status. Loans may be returned to accrual status when all the principal and interest contractually due are brought current and future payments are reasonably assured.

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. The Company has determined that it cannot reasonably estimate future cash flows on any such acquired loans that are past due 90 days or more and continue to treat them as non-accrual.

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

When a loan is placed on nonaccrual status, amounts previously accrued and recognized as income are reversed. All payments are applied to principal under the cost recovery method. Interest income on nonaccrual loans is recognized on a cash basis.

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

Federal Home Loan Bank (“FHLB”) of New York Stock

Federal law requires a member institution of the FHLB system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. Such stock is carried at cost.

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

No impairment charges were recorded related to the FHLB of New York stock during 2015, 2014, or 2013.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2015, the Bank owned four properties totaling $1,564,000. At December 31, 2014, the Bank owned seven properties totaling $3,485,000.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. The Company did not recognize any interest and penalties for the years ended December 31, 2015,  2014 and 2013. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2014,  2013, and 2012. The tax years subject to examination by the State taxing authority are the years ended December 31, 2014,  2013,  2012, and 2011.

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method.  Dilution is not applicable in periods of net loss.  For the years ended December 31, 2015,  2014 and 2013, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the years ended December 31, 2015,  2014 and 2013, the weighted average number of outstanding options considered to be anti-dilutive was 260,500,  126,219,  and 213,482,  respectively.

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

Benefit Plans

The Company acquired, through the merger with Pamrapo Bancorp, Inc., a non-contributory defined benefit pension plan covering all eligible employees of Pamrapo Savings Bank. Effective January 1, 2010, the defined benefit pension plan (the “Pension Plan”), was frozen by Pamrapo Savings Bank. All benefits for eligible participants accrued in the “Pension Plan” to the freeze date have been retained. The benefits are based on years of service and employee’s compensation. The defined benefit plan is funded in conformity with funding requirements of applicable government regulations. Prior service costs for the defined benefit plan generally are amortized over the estimated remaining service periods of employees. Additionally, with the merger with Pamrapo Bancorp, Inc., certain former employees of Pamrapo Savings Bank are covered under a Supplemental Executive Retirement Plan (“SERP”), an unfunded non-qualified deferred retirement plan.  Participants who retire at the age of 65 (the “Normal Retirement Age”), are entitled to an annual retirement benefit equal to 75% of compensation reduced by their retirement plan annual benefits. Participants retiring before the Normal Retirement Age receive the same benefits reduced by a percentage based on years of service to the Company and the number of years prior to the Normal Retirement Age that participants retire.

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

Reclassification

Certain amounts as of and for the years ended December 31, 2014 and 2013 have been reclassified to conform to the current year’s presentation. These changes had  no effect on the Company’s results of operations or financial position.

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

Additionally, this amendment requires interim and annual disclosure of both a) the amount of foreclosed residential real estate property held by the creditor and b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the applicable jurisdiction. At December 31, 2015 the amount of foreclosed 1-4 family residential properties held by the Company was $130,500.  As of December 31, 2015 the amount of 1-4 family residential loans in the process of foreclosure was $2.80 million.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Accounting Standards Update 2016-02: Leases (Topic 842)

FASB issued Accounting Standard Update on accounting for Leases on February 25, 2016. The issuance of this standard marks the completion of one of the last convergence projects the FASB took up with the International Accounting Standards Board (IASB), although the final standard will not be completely converged with the IASB.

The main provisions call for all lease transactions (with terms in excess of 12 months) to be recorded on the balance sheet of the lessee. In general, this recognition will be measured by discounting to present value, using the interest rate implicit in the lease, the expected lease payments to be made over the life of the lease including lease escalators and options (if exercise is likely), as the lease liability. A right to use asset will then be recognized at the same amount as the lease liability. After initial measurement, the lease liability will be reduced based on the lease payments and the right to use asset will be amortized over the life of the lease, normally using the straight-line method.

While both the FASB and the IASB treat the measurement and recognition on the balance sheet in the same fashion, the FASB retains the current two-lease type model for income statement measurement. Leases meeting the definition of an “operating” lease will be recognized on a straight-line basis as the lease payments are made, with the expense recognized as a rent. Leases meeting the definition of a “capital” lease, alternatively will be recognized through interest expense and amortization expense, similar to the current recognition model.

The standard is quite comprehensive and consolidates all of the various lease guidance that exists currently in ASC 840, Leases, including accounting for sale-leaseback transactions and guidance on determining expected lease payments and lease terms. The ASU contains numerous examples to assist with adoption. The ASU also requires more extensive disclosures than those required by ASC 840.

Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The initial measurement of the lease liability will be based on the remaining terms of operating leases in effect at the date of adoption and the remaining expected lease payments, discounted using the lessees incremental borrowing rate at the date of initial application; with a corresponding right to use asset. For capital leases, the existing balance will be carried over under the new standard.

The effective date for the new standard for public entities is for periods beginning after December 15, 2018, and for non-public entities for periods beginning after December 15, 2019, with earlier adoption permitted for all entities. The Company is in the process of evaluating the effect this new standard will have on its consolidated financial statements.

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

On May 1, 2006, the Bank renegotiated the lease to a twenty-five year term.  The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the Consolidated Statements of Operations for 2015, 2014, and 2013, within occupancy expense of premises. The rent is to be adjusted every five years thereafter at the fair market rental value at the end of each preceding five year period. The Bank expects to pay New Bay $165,000 for the year 2016.

On February 8, 2012, the Bank entered into a two year lease, which has been extended, for a warehouse with a Director of the Bank.  The purpose of the lease is to store documents, consumable supplies, equipment, and furniture not currently in use by the Bank.  The Bank paid $20,400 a year, which is reflected in the Consolidated Statement of Operations for 2015, 2014 and 2013 within occupancy expense of premises. The Bank expects to pay $20,400 for the year 2016.

The Bank leases a property in Woodbridge, New Jersey from ACB Development LLC, a portion of which is owned by two Directors. Payments under the lease currently total $15,397 per month. The Bank paid $190,580.92,  $178,190, and $165,106 in rent in the years 2015, 2014 and 2013, which is reflected in the Consolidated Statement of Operations for 2015, 2014 and 2013 within occupancy expense of premises. The Bank expects to pay $184,764 for the year 2016.

On March 6, 2014, the Bank entered into a ten year lease of property in Rutherford, New Jersey with 190 Park Avenue LLC, which is owned by two Directors.  The rent is $2,779 per month and lease payments of $33,350 and $25,012 were made in years 2015 and 2014, which is reflected in the 2015 Consolidated Statement of Operations within occupancy expense of premises. The Bank expects to pay $33,250 for the year 2016.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4- Securities Available for Sale

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities available for sale as of December 31, 2015 and December 31, 2014.

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,418	$13	$73	$3,358
Due after ten years	6,238	89	62	6,265
	$9,656	$102	$135	$9,623

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,485	$32	$60	$3,457
Due after ten years	6,213	140	42	6,311
	$9,698	$172	$102	$9,768

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2015
Residential mortgage-backed securities	$1,163	$4	$3,686	$131	$4,849	$135
	$1,163	$4	$3,686	$131	$4,849	$135

December 31, 2014
Residential mortgage-backed securities	$1,435	$5	$2,750	$97	$4,185	$102
	$1,435	$5	$2,750	$97	$4,185	$102

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company  intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery.  At December 31, 2015 and 2014, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these residential mortgage-backed securities, at December 31, 2015 to be temporary.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at December 31, 2015 and December 31, 2014 by segment and class:

	December 31, 2015	December 31, 2014
	(In Thousands)
Originated loans:
Residential one-to-four family	$117,165	$124,642
Commercial and multi-family	982,828	732,791
Construction	64,008	73,497
Commercial business(1)	70,340	54,244
Home equity(2)	31,237	30,175
Consumer	2,365	2,178

Sub-total	1,267,943	1,017,527

Acquired loans recorded at fair value:
Residential one-to-four family	67,587	81,051
Commercial and multi-family	79,308	95,191
Construction	-	-
Commercial business(1)	4,281	6,381
Home equity(2)	18,851	22,698
Consumer	263	652

Sub-total	170,290	205,973

Acquired loans with deteriorated credit:
Residential one-to-four family	1,474	1,595
Commercial and multi-family	669	1,130
Construction	-	-
Commercial business(1)	167	369
Home equity(2)	71	82
Consumer	-	-

Sub-total	2,381	3,176

Total Loans	1,440,614	1,226,676

Less:
Deferred loan fees, net	(2,454)	(2,675)
Allowance for loan losses	(18,042)	(16,151)

	(20,496)	(18,826)

Total Loans, net	$1,420,118	$1,207,850

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

At December 31, 2015 and 2014, loans serviced by the Bank for the benefit of others totaled approximately $147.5 million and $37.0 million, respectively.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in loans receivable in accompanying Consolidated Statements of Financial Condition. (In Thousands):

	December 31,	December 31,
	2015	2014

Unpaid principal balance	$183,046	$216,741
Recorded investment	172,671	209,149

The following table presents changes in the accretable discount on loans acquired for the years ended December 31, 2015 and 2014. (In Thousands):

	Years Ended December 31,
	2015	2014

Balance, Beginning of Period	$70,522	$102,454
Accretion	(17,254)	(32,449)
Net Reclassification from Non-Accretable Yield	344	517
Balance, End of Period	$53,612	$70,522

The following table presents changes in the non-accretable yield on loans acquired for the years ended December 31, 2015 and 2014. (In Thousands):

	Years Ended December 31,
	2015	2014

Balance, Beginning of Period	$3,773	$4,413
Loans Sold	(388)	(123)
Net Reclassification to Accretable Difference	(344)	(517)
Balance, End of Period	$3,041	$3,773

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The Bank grants loans to its officers and directors and to their associates. The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2015	2014

	(In Thousands)

Balance – beginning	$11,430	$10,517
Loans originated	1,095	2,054
Collections of principal	(81)	(1,141)

Balance - ending	$12,444	$11,430

Allowance for Loan Losses

Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses.  The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements.  These elements include a general allocated reserve for performing loans, a specific reserve for impaired loans and an unallocated portion.

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of December 31, 2015,  we had $38.0 million in assets classified as substandard, of which $38.0 million were classified as impaired and $15.8 million in assets classified as special mention, of which $8.9 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2015 and recorded investment in loans receivable at December 31, 2015. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans	$2,364	$10,028	$1,080	$876	$333	$449	$121		$15,251
Acquired loans recorded at fair value	417	102	-	-	58	-	-		577
Acquired loans with deteriorated credit	64	23	-	233	3	-	-		323
Beginning Balance, December 31, 2015	2,845	10,153	1,080	1,109	394	449	121		16,151

Charge-offs:
Originated Loans	-	10	-	80	-	-	-	-	90
Acquired loans recorded at fair value	67	-	-	-	106	-	-	-	173
Acquired loans with deteriorated credit	-	-	-	199	-	-	-	-	199
Sub-total	67	10	-	279	106	-	-		462

Recoveries:
Originated Loans	-	70	-	-	-	-	-		70
Acquired loans recorded at fair value	-	-	-	-	3	-	-		3
Acquired loans with deteriorated credit	-	-	-	-	-	-	-		-
Sub-total	-	70	-	-	3	-	-		73

Provisions:
Originated Loans	(257)	1,555	(358)	953	36	430	47		2,406
Acquired loans recorded at fair value	(80)	(85)	-	-	95	-	-		(70)
Acquired loans with deteriorated credit	(17)	(9)	-	(30)	-	-	-		(56)
Sub-total	(354)	1,461	(358)	923	131	430	47		2,280

Totals:
Originated Loans	2,107	11,643	722	1,749	369	879	168		17,637
Acquired loans recorded at fair value	270	17	-	-	50	-	-		337
Acquired loans with deteriorated credit	47	14	-	4	3	-	-		68
Ending Balance, December 31, 2015	$2,424	$11,674	$722	$1,753	$422	$879	$168		$18,042

Loans Receivables:

Ending Balance Originated Loans	117,165	982,828	64,008	70,340	31,237	2,365	-		1,267,943
Ending Balance Acquired Loans	67,587	79,308	-	4,281	18,851	263	-		170,290
Ending Balance Acquired loans with deteriorated credit	1,474	669	-	167	71	-	-		2,381
Total Gross Loans	$186,226	$1,062,805	$64,008	$74,788	$50,159	$2,628	-		$1,440,614

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	9,120	14,681	-	4,203	1,456	1,463	-		30,923
Ending Balance Acquired Loans	9,885	6,775	-	-	1,363	-	-		18,023
Ending Balance Acquired loans with deteriorated credit	1,474	426	-	167	71	-	-		2,138
Ending Balance Loans individually evaluated
for impairment	$20,479	$21,882	$-	$4,370	$2,890	$1,463	$-		$51,084

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans	108,045	968,147	64,008	66,137	29,781	902	-		1,237,020
Ending Balance Acquired Loans	57,702	72,533	-	4,281	17,488	263	-		152,267
Ending Balance Acquired loans with deteriorated credit	-	243	-	-	-	-	-		243
Ending Balance Loans collectively evaluated
for impairment	$165,747	$1,040,923	$64,008	$70,418	$47,269	$1,165	$-		$1,389,530

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans	$1,729	$7,419	$700	$1,295	$363	$3	$83		$11,592
Acquired loans recorded at fair value	832	1,744	1	44	129	-	-		2,750
Acquired loans with deteriorated credit	-	-	-	-	-	-	-		-
Beginning Balance, December 31, 2014	2,561	9,163	701	1,339	492	3	83		14,342

Charge-offs:
Originated Loans	-	388	-	208	27	-	-	-	623
Acquired loans recorded at fair value	28	755	-	-	29	2	-	-	814
Acquired loans with deteriorated credit	-	-	-	-		-	-	-	-
Sub-total	28	1,143	-	208	56	2	-		1,437

Recoveries:
Originated Loans	-	125	-	174	-	-	-		299
Acquired loans recorded at fair value	-	73	65	-	6	3	-		147
Acquired loans with deteriorated credit	-	-	-	-	-	-	-		-
Sub-total	-	198	65	174	6	-	-		446

Provisions:
Originated Loans	635	2,872	380	(385)	(3)	446	38		3,983
Acquired loans recorded at fair value	(387)	(960)	(66)	(44)	(48)	(1)	-		(1,506)
Acquired loans with deteriorated credit	64	23	-	233	3	-	-		323
Sub-total	312	1,935	314	(196)	(48)	445	38		2,800

Totals:
Originated Loans	2,364	10,028	1,080	876	333	449	121		15,251
Acquired loans recorded at fair value	417	102	-	-	58	-	-		577
Acquired loans with deteriorated credit	64	23	-	233	3	-	-		323
Ending Balance, December 31, 2014	$2,845	$10,153	$1,080	$1,109	$394	$449	$121		$16,151

Loans Receivables:

Ending Balance Originated Loans	124,642	732,791	73,497	54,244	30,175	2,178	-		1,017,527
Ending Balance Acquired Loans	81,051	95,191	-	6,381	22,698	652	-		205,973
Ending Balance Acquired loans with deteriorated credit	1,595	1,130	-	369	82	-	-		3,176
Total Gross Loans	$207,288	$829,112	$73,497	$60,994	$52,955	$2,830	$-		$1,226,676

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	12,044	9,522	-	4,935	1,086	1,851	-		29,438
Ending Balance Acquired Loans	9,783	6,377	-	-	1,164	-	-		17,324
Ending Balance Acquired loans with deteriorated credit	1,595	877	-	369	82	-	-		2,923
Ending Balance Loans individually evaluated
for impairment	$23,422	$16,776	$-	$5,304	$2,332	$1,851	$-		$49,685

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans	112,598	723,269	73,497	49,309	29,089	327	-		988,089
Ending Balance Acquired Loans	71,268	88,814	-	6,381	21,534	652	-		188,649
Ending Balance Acquired loans with deteriorated credit		253	-	-	-	-	-		253
Ending Balance Loans collectively evaluated
for impairment	$183,866	$812,336	$73,497	$55,690	$50,623	$979	$-		$1,176,991
__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

		Commerical		Commercial	Home
	Residential	& Multi-family	Construction	Business (1)	equity (2)	Consumer		Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,143	$7,088	$866	$576	$284		$41	$32		$10,030
Acquired loans recorded at fair value:	719	963	93	244	191		18	-		2,228
Acquired loans with deteriorated credit:	105	-	-	-	-	-	-	-		105
Beginning Balance, December 31, 2013	1,967	8,051	959	820	475		59	32		12,363

Charge-offs:
Originated Loans:	6	27	-	233	1		-	-	-	267
Acquired loans recorded at fair value:	23	89	132	141	301		-	-	-	686
Acquired loans with deteriorated credit:	11	7	-	-	-		-	-	-	-
Sub-total:	40	123	132	374	302		-	-		971

Recoveries:
Originated Loans:	42	-	3	-	6		-	-		51
Acquired loans recorded at fair value:	-	95	-	31	-		-	-		126
Acquired loans with deteriorated credit:	4	1	-	16	2		-	-		-
Sub-total:	46	96	3	47	8		-	-		177

Provisions:
Originated Loans:	550	358	(169)	952	74		(38)	51		1,778
Acquired loans recorded at fair value:	136	775	40	(90)	239		(18)	-		1,082
Acquired loans with deteriorated credit:	(98)	6	-	(16)	(2)		-	-		(110)
Sub-total:	588	1,139	(129)	846	311		(56)	51		2,750

Totals:
Originated Loans:	1,729	7,419	700	1,295	363		3	83		11,592
Acquired loans recorded at fair value:	832	1,744	1	44	129		-	-		2,750
Acquired loans with deteriorated credit:	-	-	-	-	-		-	-		-
Ending Balance, December 31, 2013	$2,561	$9,163	$701	$1,339	$492		$3	$83		$14,342

Loans Receivables:

Ending Balance Originated Loans:	97,581	549,918	37,307	52,659	28,660		533	-		766,658
Ending Balance Acquired Loans:	100,612	126,123	200	10,478	27,313		919	-		265,645
Ending Balance Acquired loans with deteriorated credit:	2,141	2,081	-	371	90		-	-		4,683
Total Gross Loans:	$200,334	$678,122	$37,507	$63,508	$56,063		$1,452	$-		$1,036,986

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	1,840	8,638	-	3,870	833		-	-		15,181
Ending Balance Acquired Loans:	9,930	13,434	-	-	1,460		5	-		24,829
Ending Balance Acquired loans with deteriorated credit:	2,141	1,815	-	371	90		-	-		4,417
Ending Balance Loans individually evaluated
for impairment:	$13,911	$23,887	$-	$4,241	$2,383		$5	$-		$44,427

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	95,741	541,280	37,307	48,789	27,827		533	-		751,477
Ending Balance Acquired Loans:	90,682	112,689	200	10,478	25,853		914	-		240,816
Ending Balance Acquired loans with deteriorated credit:	-	266	-	-	-		-	-		266
Ending Balance Loans collectively evaluated
for impairment:	$186,423	$654,235	$37,507	$59,267	$53,680		$1,447	$-		$992,559

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5- Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, at December 31, 2015 and 2014, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of December 31, 2015 and 2014, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of December 31, 2015	As of December 31, 2014
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$2,603	$2,893
Commercial and multi-family	9,782	8,386
Construction	-	-
Commercial business(1)	718	258
Home equity(2)	777	334
Consumer	-	-

Sub-total:	$13,880	$11,871

Acquired loans recorded at fair value:
Residential one-to-four family	$5,592	$4,786
Commercial and multi-family	3,025	1,969
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	665	527
Consumer	-	-

Sub-total:	$9,282	$7,282

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction		-
Commercial business(1)	167	369
Home equity(2)	118	82
Consumer	-	-

Sub-total:	$285	$451

Total	$23,447	$19,604

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2015, 2014 and 2013 would have been approximately $1.13 million, $1.06 million and $1.36 million, respectively. Interest income recognized on such loans was approximately $326,000, $784,000 and $769,000 respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2015 and 2014, there were $586,000 and $0, respectively, of loans which were more than ninety days past due and still accruing interest.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class for the years ended December 31, 2015 and December 31, 2014. (In Thousands):

	As of December 31, 2015			As of December 31, 2014
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$3,136	$3,199	$-	$2,809	$2,825	$-
Commercial and multi-family	10,709	10,934	-	7,202	7,639	-
Construction	-	-	-	-	-	-
Commercial business(1)	2,123	3,183	-	3,336	3,336	-
Home equity(2)	1,270	1,326	-	537	550	-
Consumer	$ -	$ -	-	-	-	-

Sub-total:	$17,238	$18,642	$-	$13,884	$14,350	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$7,646	$8,082	$-	$4,696	$4,849	$-
Commercial and Multi-family	4,383	4,483	-	5,002	5,060	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	884	1,061	-	612	626	-
Consumer	-	-	-	-	-	-

Sub-total:	$12,913	$13,626	$-	$10,310	$10,535	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,474	$2,101	$-	$1,505	$2,133	$-
Commercial and Multi-family	426	574	-	877	1,034	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	274	-
Home equity(2)	71	135	-	82	137	-
Consumer	$ -	$ -	-	-	-	-

Sub-total:	$1,971	$2,810	$-	$2,464	$3,578	$-

Total Impaired Loans
with no related allowance recorded:	$32,122	$35,078	$-	$26,658	$28,463	$-

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class for the years ended December 31, 2015 and December 31, 2014. (In Thousands):

	As of December 31, 2015			As of December 31, 2014
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$5,984	$5,993	$594	$9,235	$9,247	$720
Commercial and Multi-family	3,972	3,972	1,069	2,320	2,364	933
Construction	-	-	-	-	-	-
Commercial business(1)	2,080	2,445	841	1,599	1,722	79
Home equity(2)	186	189	3	549	550	5
Consumer	1,463	1,463	876	1,851	1,851	446

Sub-total:	$13,685	$14,062	$3,383	$15,554	$15,734	$2,183

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$2,239	$2,402	$219	$5,087	$5,130	$254
Commercial and Multi-family	2,392	2,496	85	1,375	1,408	154
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	479	518	36	552	561	49
Consumer	-	-	-	-	-	-

Sub-total	$5,110	$5,416	$340	$7,014	$7,099	$457

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$-	$-	$-	$90	$105	$14
Commercial and Multi-family	-	-	-	-	118	-
Construction	-	-	-	-	-	-
Commercial business(1)	167	368	-	369	369	217
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	$ -	-

Sub-total:	$167	$368	$-	$459	$592	$231

Total Impaired Loans
with an allowance recorded:	$18,962	$19,846	$3,723	$23,027	$23,425	$2,871

Total Impaired Loans
with no related allowance recorded:	$32,122	$35,078	$-	$26,658	$28,463	$-

Total Impaired Loans:	$51,084	$54,924	$3,723	$49,685	$51,888	$2,871

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with no related allowance recorded by portfolio class for the years ended December 31, 2015 and 2014. (In Thousands):

	Years Ended December 31,
	2015	2015	2014	2014

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$2,996	$83	$1,613	$132
Commercial and multi-family	9,599	322	5,295	140
Construction	-	-	-	-
Commercial business(1)	2,438	8	3,051	84
Home equity(2)	1,073	41	470	21
Consumer	-	-	-	-

Sub-total:	$16,106	$454	$10,429	$377

Acquired loans recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$6,849	$289	$4,580	$176
Commercial and Multi-family	4,639	120	4,033	186
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	796	25	724	10
Consumer	-	-	3	-

Sub-total:	$12,284	$434	$9,340	$372

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,486	$-	$1,823	$84
Commercial and Multi-family	760	-	1,346	53
Construction	-	-	-	-
Commercial business(1)	90	-	186	3
Home equity(2)	76	4	86	9
Consumer	-	-	-	-

Sub-total:	$2,412	$4	$3,441	$149

Total Impaired Loans
with no related allowance recorded:	$30,802	$892	$23,210	$898

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with allowance recorded by portfolio class for the years ended December 31, 2015 and 2014. (In Thousands):

	Years Ended December 31,
	2015	2015	2014	2014

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$7,211	$48	$5,329	$328
Commercial and Multi-family	3,650	190	3,785	60
Construction	-	-	-	-
Commercial business(1)	2,170	37	1,352	27
Home equity(2)	281	2	490	-
Consumer	1,515	-	926	-

Sub-total:	$14,827	$277	$11,882	$415

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,187	$27	$5,277	$103
Commercial and Multi-family	2,275	57	5,873	43
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	358	12	589	21
Consumer	-	-	-	-

Sub-total	$5,820	$96	$11,739	$167

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$67	$-	$45	$4
Commercial and Multi-family	-	-	-	4
Construction	-	-	-	-
Commercial business(1)	84	5	185	12
Home equity(2)	-	-	-	-
Consumer	-	-	-	-

Sub-total:	$151	$5	$230	$20

Total Impaired Loans
with an allowance recorded:	$20,798	$378	$23,851	$602

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2015, excluding the purchase impairment mark on the acquired loans with deteriorated credit:

	Accrual		Non-accrual		Total
December 31, 2015	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	6	$1,845	1	$824	7	$2,669
Commercial and multi-family	4	3,270	9	4,297	13	7,567
Construction	-	-	-	-	-	-
Commercial business(1)	1	778	2	705	3	1,483
Home equity(2)	2	491	3	157	5	648
Consumer	-	-	-	-	-	-

Sub-total:	13	$6,384	15	$5,983	28	$12,367

Acquired loans recorded at fair value:
Residential one-to-four family	16	$3,604	13	$3,402	29	$7,006
Commercial and Multi-family	13	4,863	1	582	14	5,445
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	5	512	1	220	6	732
Consumer	-	-	-	-	-	-

Sub-total:	34	$8,979	15	$4,204	49	$13,183

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,101	-	$-	5	$2,101
Commercial and Multi-family	2	574	-	-	2	574
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	1	167	1	167
Home equity(2)	-	-	1	118	1	118
Consumer	-	-	-	-	-	-

Sub-total:	7	$2,675	2	$285	9	$2,960

Total	54	$18,038	32	$10,472	86	$28,510

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2014, excluding the purchase impairment mark on the acquired loans with deteriorated credit:

	Accrual		Non-accrual		Total
December 31, 2014	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	7	$2,201	2	$1,323	9	$3,524
Commercial and multi-family	3	1,065	9	6,446	12	7,511
Construction	-	-	-	-	0	0
Commercial business(1)	1	798	-	-	1	798
Home equity(2)	2	508	2	117	4	625
Consumer	-	-	-	-	0	0

Sub-total:	13	$4,572	13	$7,886	26	$12,458

Acquired loans recorded at fair value:
Residential one-to-four family	22	$4,782	11	$2,818	33	$7,600
Commercial and Multi-family	13	5,011	1	614	14	5,625
Construction	-	-	-	-	0	0
Commercial business(1)	-	-	-	-	0	0
Home equity(2)	5	637	1	217	6	854
Consumer	-	-	-	-	0	0

Sub-total:	40	$10,430	13	$3,649	53	$14,079

Acquired loans with deteriorated credit:
Residential one-to-four family	6	$2,238	-	$-	6	$2,238
Commercial and Multi-family	3	1,152	-	-	3	1,152
Construction	-	-	-	-	-	-
Commercial business(1)	3	274	1	369	4	643
Home equity(2)	-	-	1	129	1	129
Consumer	-	-	-	-	-	-

Sub-total:	12	$3,664	2	$498	14	$4,162

Total	65	$18,666	28	$12,033	93	$30,699

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The following table summarizes information in regards to troubled debt restructurings during the year ended December 31, 2015. (In thousands):

Year Ended December 31, 2015		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$836	$836
Commercial and multi-family	1	55	55
Construction	-	-	-
Commercial business(1)	1	236	246
Home equity(2)	1	17	53
Consumer	-	-	-

Sub-total:	4	$1,144	$1,190

Acquired loans recorded at fair value:
Residential one-to-four family	3	$1,533	$1,562
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	2	398	367
Consumer	-	-	-

Sub-total:	5	$1,931	$1,929

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	9	$3,075	$3,119

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings during the year ended December 31, 2014. (In thousands):

Year Ended December 31, 2014		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	3	$1777	$1777
Commercial and multi-family	1	805	805
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	32	64
Consumer	-	-	-

Sub-total:	5	$2,614	$2,646

Acquired loans recorded at fair value:
Residential one-to-four family	4	$412	$453
Commercial and Multi-family	1	187	205
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	256	262
Consumer	-	-	-

Sub-total:	6	$855	$920

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$993	$993
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$993	$993

Total	11	$4,462	$4,559

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default, within twelve months of restructuring, (In thousands):

Year Ended December 31, 2015
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	1	$824
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$824

Acquired loans recorded at fair value:
Residential one-to-four family	1	$968
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$968

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	2	$1,792

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2015:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$3,495	$786	$1,577	$5,858	$111,307	$117,165	$-
Commercial and multi-family	12,491	3,362	6,467	22,320	960,508	982,828	578
Construction	4,677	80	-	4,757	59,251	64,008	-
Commercial business(1)	909	-	684	1,593	68,747	70,340	-
Home equity(2)	517	333	485	1,335	29,902	31,237	-
Consumer	-	-	-	-	2,365	2,365	-

Sub-total:	$22,089	$4,561	$9,213	$35,863	$1,232,080	$1,267,943	$578

Acquired loans recorded at fair value:
Residential one-to-four family	$3,340	$311	$3,512	$7,163	$60,424	67,587	$-
Commercial and multi-family	1,913	1,313	1,285	4,511	74,797	79,308	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	418	-	-	418	3,863	4,281	-
Home equity(2)	727	-	331	1,058	17,793	18,851	-
Consumer	12	-	-	12	251	263	-

Sub-total:	$6,410	$1,624	$5,128	$13,162	$157,128	$170,290	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,474	$1,474	$-
Commercial and multi-family	244	-	8	252	417	669	8
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	167	167	-	167	-
Home equity(2)	-	-	-	-	71	71	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$244	$-	$175	$419	$1,962	$2,381	$8

Total	$28,743	$6,185	$14,516	$49,444	$1,391,170	$1,440,614	$586
__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2015. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$108,259	$4,857	$4,049	$-	$-	$117,165
Commercial and multi-family	966,229	1,868	14,731	-	-	982,828
Construction	63,292	716	-	-	-	64,008
Commercial business(1)	64,645	2,018	3,677	-	-	70,340
Home equity(2)	29,694	714	829	-	-	31,237
Consumer	1,198	30	1,137	-	-	2,365

Sub-total:	$1,233,317	$10,203	$24,423	$-	$-	$1,267,943

Acquired loans recorded at fair value:
Residential one-to-four family	$58,362	$2,574	$6,651	$-	$-	67,587
Commercial and multi-family	72,770	1,780	4,758	-	-	79,308
Construction	-	-	-	-	-	-
Commercial business(1)	4,281	-	-	-	-	4,281
Home equity(2)	17,571	382	898	-	-	18,851
Consumer	263	-	-	-	-	263

Sub-total:	$153,247	$4,736	$12,307	$-	$-	$170,290

Acquired loans with deteriorated credit:
Residential one-to-four family	$147	$279	$1,048	$-	$-	1,474
Commercial and multi-family	137	532	-	-	-	669
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	167	-	-	167
Home equity(2)	-	-	71	-	-	71
Consumer	-	-	-	-	-	-

Sub-total:	$284	$811	$1,286	$-	$-	$2,381

Total Gross Loans	$1,386,848	$15,750	$38,016	$-	$-	$1,440,614

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Premises and Equipment

	December 31,
	2015	2014
	(In Thousands)

Land	$1,887	$1,887
Buildings and improvements	12,392	11,768
Leasehold improvements	3,196	1,811
Furniture, fixtures and equipment	8,277	6,705

	25,752	22,171
Accumulated depreciation and amortization	(10,025)	(7,876)

	$15,727	$14,295

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $2,149,000, $1,512,000 and $1,366,000, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Rental expenses, included in occupancy expense of premises, related to the occupancy of premises and related shared costs for common areas totaled $1,990,000,  $1,568,000,  and $1,252,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The minimum obligation under non-cancelable lease agreements expiring through April 30, 2031, for each of the years ended December 31 is as follows (In Thousands):

2016	$2,155
2017	1,897
2018	1,418
2019	1,256
2020	1,153
Thereafter	4,743

$12,622

Note 7 - Interest Receivable

	December 31,
	2015	2014
	(In Thousands)

Loans	$5,564	$4,427
Securities	31	27

	$5,595	$4,454

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Deposits

	December 31,
	2015	2014
	(In Thousands)

Demand:
Non-interest bearing	$130,920	$127,308
NOW	226,137	155,044
Money market	54,915	49,709
	411,972	332,061

Savings and club	250,936	283,872
Certificates of deposit	611,021	412,623

	$1,273,929	$1,028,556

At December 31, 2015 and 2014, certificates of deposit of $250,000 or more totaled approximately $144.3 million and $94.3 million, respectively.

At December 31, 2015, deposits from officers, directors and their associates totaled approximately $20.1 million.

The scheduled maturities of certificates of deposit at December 31, 2015, were as follows (In thousands):

Amount

2016	$411,657
2017	107,634
2018	44,832
2019	31,284
2020	15,614
Thereafter	0
$611,021

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Short-Term Borrowings and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2015	2014	2013

	Amount	Amount	Amount
	( In Thousands)
Balance at end of period	$-	$26,000	$18,000
Average balance outstanding during the year	$595	$13,591	$133
Highest month-end balance during the year	$3,000	$45,500	$25,800
Average interest rate during the year	0.37%	0.38%	0.37%
Weighted average interest rate at year-end	-%	0.32%	0.40%

Long-term debt consists of the following:

		December 31,
		2015		2014
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,

	2016	4.34%	$55,000	4.34%	$55,000
	2017	4.45	55,000	4.45	55,000
	2018	1.41	25,000
	2019	1.85	23,000	1.85	23,000
	2020	1.53	10,000
	2021	1.76	10,000
	2022	1.98	22,000

		3.19%	$200,000	3.90%	$133,000

At December 31, 2015 and 2014 loans with carrying values of approximately $256.0 million and $228.4 million, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. No securities were pledged at December 31, 2015 and 2014.

At December 31, 2015, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $809,202,616, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50% of total assets is recalculated each quarter.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Subordinated Debentures (In Thousands):

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust I at December 31, 2015.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning

6/17/2004	$4,124,000	$1,000 per Capital Security	Floating 3-month LIBOR + 265 Basis Points	6/17/2034	6/17/2009

The Trust Preferred floating rate junior subordinated debenture interest rate adjusts quarterly. The rate paid as of December 31, 2015 and 2014, respectively, was 3.176% and 2.893%.

The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

Note 11 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

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

Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations), to risk-weighted assets, (as defined), Tier 1 capital to average assets (as defined) and Common Equity Tier 1 to risk-weighted assets.  The following table presents information as to the Bank’s capital levels.

			For Capital Adequacy			To be Well Capitalized under Prompt Corrective
	Actual		Purposes			Action Provisions

	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2015
Total capital (to risk-weighted assets)	$153,806	12.06%	$≥102,011	≥8.00%		$>127,514	≥10.00%
Tier 1 capital (to risk-weighted assets)	137,841	10.81	≥76,508	≥6.00		≥	≥8.00
Common Equity Tier 1 (to risk-weighted assets)	137,841	10.81	≥57,381	≥4.50		≥82,884	≥6.50
Tier 1 capital (to average assets)	137,841	8.61	≥64,048	≥4.00			≥5.00

As of December 31, 2014
Total capital (to risk-weighted assets)	$117,829	11.73%	$≥80,363	≥	%	$≥100,454	≥	%
Tier 1 capital (to risk-weighted assets)	105,227	10.48	≥	≥		≥	≥
Tier 1 capital (to average assets)	105,227	8.33	≥	≥		≥	≥

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

Note 12- Benefits Plans

Pension Plan

The Company acquired, through the merger with Pamrapo Bancorp, Inc. a non-contributory defined benefit pension plan covering all eligible employees of Pamrapo Savings Bank. Effective January 1, 2010, the defined benefit pension plan (“Pension Plan”), was frozen by Pamrapo Savings Bank. All benefits for eligible participants accrued in the Pension Plan to the freeze date have been retained. The benefits are based on years of service and employee’s compensation. The Pension Plan is funded in conformity with funding requirements of applicable government regulations. Prior service costs for the Pension Plan generally are amortized over the estimated remaining service periods of employees.

The following tables set forth the Pension Plan's funded status at December 31, 2015 and 2014 and components of net periodic pension cost for the years ended December 31, 2015 and 2014:

Change in Benefit Obligation:	December 31,
	2015	2014
	(In Thousands)

Benefit obligation, beginning of year	$9,194	$8,311
Interest Cost	352	400
Actuarial loss (gain)	(131)	1,109
Benefits paid	(562)	(479)
Lump Sum Distributions	(1,042)	(147)
Benefit obligation, ending	$7,811	$9,194

Change in Plan Assets:

Fair value of assets, beginning of year	$7,679	$7,812
Actual return on plan assets	(306)	193
Employer contributions	800	300
Benefits paid	(562)	(479)
Lump Sum Distributions	(1,042)	(147)

Fair value of assets, ending	$6,569	$7,679

Reconciliation of Funded Status:

Accumulated benefit obligation	$7,811	$9,194

Projected benefit obligation	$7,811	$9,194

Fair value of assets	6,569	7,679

Unfunded status, included in other liabilities	$1,242	$1,515

Valuation assumptions used to determine
benefit obligation at period end:

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Discount rate	4.34%	3.95%

Salary Increase Rate	N/A	N/A

Note 12 - Benefits Plans (Continued)

Net Periodic Pension Expense:	December 31,
	2015	2014
	(In Thousands)

Interest cost	$352	$400
Expected return on assets	(619)	(616)
Amortization of net loss	100	-
Settlement loss	351	-

Net Periodic Pension Credit	$184	$(216)

Valuation assumptions used to determine net periodic benefit cost for the year:

Discount rate	3.95%	4.95%
Long term rate of return on plan assets	8.00%	8.00%
Salary Increase Rate	N/A	N/A

At December 31, 2015 and December 31, 2014, unrecognized net loss of $(2,632,000) and $(2,289,000), respectively, was included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30. None of the unrecognized net loss is expected to be recognized in net periodic pension expense for the year ended December 31, 2016.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

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

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
	Minimum	Target	Maximum
Equity
Large-Cap U.S.		45%
Mid/Small-Cap U.S.		13%
Non-U.S.		0%
Total-Equity	40%	58%	60%

Fixed Income
Long/Short Duration		41%
Money Market/Certificates of Deposit		1%
Total-Fixed Income	40%	42%	60%

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

The fair values of the Company’s pension plan assets at December 31, 2015, by asset category (see Note 17 for the definitions of levels), are as follows:

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Mutual funds-Equity
Large-Cap Value (a)	$1,736,329	$1,736,329	$-	$-
Mid-Cap Value (b)	289,475	289,475	-	-
Small-Cap Value (c)	-	-	-	-
Foreign Large Growth (d)	-	-	-	-
Large Blend (j)	1,234,649	1,234,649

Mutual Funds-Fixed Income
World Bond (e)	891,971	891,971	-	-
Multi-Sector Bond (f)	910,819	910,819	-	-
Inflation Protected (g)	-	0	-	-
High Yield Bond (k)	897,768	897,768

Mutual Funds-Asset Allocation/Balanced
Conservative Allocation (h)	-	-	-	-
World Allocation (i)	-	-	-	-

Stock
BCB Common Stock	538,980	538,980	-	-

Cash Equivalents
Money Market	$69,347	$69,347	$-	$-

Total	$6,569,338	$6,569,338	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2014, by asset category (see Note 17 for the definitions of levels), are as follows:

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Mutual funds-Equity
Large-Cap Value (a)	$108,756	$108,756	$-	$-
Mid-Cap Value (b)	70,182	70,182	-	-
Small-Cap Value (c)	46,774	46,774	-	-
Foreign Large Growth (d)	47,851	47,851	-	-

Mutual Funds-Fixed Income
World Bond (e)	37,476	37,476	-	-
Multi-Sector Bond (f)	47,412	47,412	-	-
Inflation Protected (g)	7,904	7,904	-	-

Mutual Funds-Asset Allocation/Balanced
Conservative Allocation (h)	3,126	3,126	-	-
World Allocation (i)	62,423	62,423	-	-

Stock
BCB Common Stock	607,902	607,902	-	-

Cash Equivalents
Money Market	$6,639,194	$6,639,194	$-	$-

Total	$7,679,000	$7,679,000	$-	$-

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

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

j)	This fund invests in 500 of the largest U.S. companies, which span many different industries and account for about three-fourths of the U.S. Stock Markets value.
k)	High Yield Bond funds invest at least 65% of assets in bonds rated below BBB. This fund seeks to provide shareholders with a high level of current income with capital growth as a secondary objective.

The Company expects to contribute, based upon actuarial estimates, approximately $500,000 to the pension plan in 2016.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2016	$547
2017	542
2018	551
2019	540
2020	528
2021-2025	2,502

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

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

The following tables set forth the SERP's funded status and components of net periodic SERP cost:

	December 31,
	2015	2014
	(In Thousands)

Benefit obligation, beginning of year	$384	$417
Interest Cost	14	19
Actuarial loss (gain)	(4)	10
Benefits paid	(62)	(62)
Benefit obligation, ending	$332	$384

Change in Plan Assets:

Fair value of assets, beginning of year	$-	$-
Employer contributions	62	62
Benefits paid	(62)	(62)

Fair value of assets, ending	$-	$-

Reconciliation of Funded Status:

Accumulated benefit obligation	$332	$384

Projected benefit obligation	$332	$384

Fair value of assets	-	-

Funded status, included in other liabilities	$332	$384

Valuation assumptions used to determine
benefit obligation at period end:

Discount rate	4.34%	3.95%

Salary Increase Rate	N/A	N/A

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

	December 31,
Net Periodic SERP Expense:	2015	2014
	(In Thousands)

Interest Cost	$14	$19

Net Periodic SERP Cost	$14	$19

Valuation assumptions used to determine net periodic benefit cost for the year:

Discount rate	3.95%	4.95%

Rate of increase in compensation	N/A	N/A

At December 31, 2015 and December 31, 2014, unrecognized net loss of $37,000 and $42,000, respectively, was included, net of deferred income tax, in accumulated other comprehensive income in accordance with ASC 715-20 and ASC 715-30. None of the unrecognized net loss is expected to be recognized in net periodic SERP cost for the year ended December 31, 2016.

The Company expects to contribute, based upon actuarial estimates, approximately $62,000 to the SERP plan in 2016.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2016	$62
2017	62
2018	62
2019	62
2020	32
2021-2025	95

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

Stock Options

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On December 2, 2015, a grant of 120,000 options and on March 7, 2014, a grant of 110,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on December 2, 2015 and March 7, 2014, respectively and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. There were 32,500 and 6,000 stock options granted to employees in the fourth quarters of 2015 and 2014, respectively, which vest at a rate of 20% per year.

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)

Outstanding at December 31, 2013	344,128	$8.93-18.41	11.09	8.71 years	$458

Options forfeited	(33,869)	8.93-18.41	11.25
Options exercised	(127,539)	8.93-11.84	11.54		223
Options granted	116,000	12.19-13.32	13.26
Options expired	(9,000)	29.25	29.25

Outstanding at December 31, 2014	289,720	8.93-15.65	11.18	7.60 years	427

Options forfeited	-	-	-
Options exercised	-	-	-
Options granted	152,500	10.55-10.81	10.75
Options expired	(25,220)	15.60-15.65	15.65

Outstanding at December 31, 2015	417,000	8.93-15.65	10.75	8.22 years	219

Exercisable at December 31, 2015	54,000	8.93-15.11	10.07	6.57 years	59

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 363,000 shares underlying unexercised options outstanding as of December 31, 2015, is $901,875 over a weighted average period of 8.02 years.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

The key valuation assumptions and fair value of stock options granted during the three months ended December 31, 2015 were:
	Directors		Employees
Expected life	7.87	years	7.88	years
Risk-free interest rate	2.02%		2.17%
Volatility	38.02%		37.96%
Dividend yield	5.18%		5.31%
Fair value	$2.40		$2.32

The key valuation assumptions and fair value of stock options granted during the three months ended December 31, 2014 were:

Expected life	7.75	years
Risk-free interest rate	2.39%
Volatility	38.38%
Dividend yield	4.48%
Fair value	$3.83

The key valuation assumptions and fair value of stock options granted during the three months ended March 31, 2014 were:

Expected life	10.0	years
Risk-free interest rate	2.18%
Volatility	36.60%
Dividend yield	4.59%
Fair value	$2.85

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors, and compliance with regulatory requirements.  State and federal law and regulations impose substantial limitations on the Bank’s ability to pay dividends to the Company.  Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. During 2015, 2014 and 2013, the Bank paid the Company total dividends of $4,957,000, $6,402,000, and $6,476,500, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes

The components of income tax (benefit) expense are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)

Current income tax expense:
Federal	$3,730	$2,994	$6,887
State	1,082	802	496

	4,812	3,796	7,383

Deferred income tax expense (benefit):
Federal	2	1,070	(1,653)
State	-	181	821

	2	1,251	(832)

Total Income Tax Expense	$4,814	$5,047	$6,551

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2015	2014
Deferred income tax assets:	(In Thousands)
Allowance for loan losses	$6,444	$7,004
Other real estate owned expenses	336	295
Non-accrual interest	285	274
Benefit Plans	826	776
Benefit Plan-accumulated other comprehensive loss	1,090	952
Valuation adjustment on loans receivable acquired	1,124	1,037
Valuation adjustment on time deposits acquired	43	25
Unrealized loss on securities available for sale	14	-
Net operating loss carry forwards (net of valuation allowances)	109	188
Other	1,189	924

	11,460	11,475

Deferred income tax liabilities:
Valuation adjustment on premises and equipment acquired	1,367	1,302
Unrealized gain on securities available for sale	-	28
Depreciation	132	91
SBA Servicing Asset	80	351

	1,579	1,772

Net Deferred Tax Asset	$9,881	$9,703

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

At December 31, 2015, gross deferred tax assets related to net operating loss carry forwards totaled $162,000, consisting of $109,000 federal assets acquired in a 2011 acquisition, and $53,000 in state assets related to the stand-alone Company. Comparable amounts at December 31, 2014, were gross deferred tax assets of $297,000 consisting of $188,000 of federal assets acquired in the Allegiance acquisition, and $109,000 in state assets related to the stand-alone Company.

At December 31, 2015 and 2014, the stand-alone Company had $2,172,000 and $1,862,000, respectively, of state net operating loss carry forwards, with related gross deferred tax assets of $195,000 and $109,000, respectively. Due to the uncertainty regarding the ability to realize these carry forwards within the statutory time limits, the related deferred tax asset has been fully offset by valuation allowances of $195,000 and 109,000, respectively, at December 31, 2015 and 2014.

In conjunction with the Company’s acquisition of Allegiance in 2011, the Company acquired a federal net operating loss carry forward of $1.2 million. This carry forward is available for use through 2030; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $235,000 annually on a cumulative basis (portions of the $235,000 not used in a particular year may be added to subsequent usage). At December 31, 2015 and 2014, the Company had approximately $66,000 and $287,000 remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes; Based on the current profitability or core operations and expectations that such profitability will continue, the Company’s expects to fully utilize this federal net operating loss carry forward by 2016.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of between 34 and 35% in 2015, 2014, and 2013 to income before income tax expense:

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)

Federal income tax expense at statutory rate	$4,101	$4,389	$5,588
Increases in income taxes resulting from:
State income tax , net of federal income tax effect	707	641	856
Other items, net	6	17	107

Effective Income Tax Expense	$4,814	$5,047	$6,551

Effective Income Tax Rate	40.7%	39.9%	41.0%

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15- Commitments and Contingencies

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

Outstanding loan related commitments were as follows:

	December 31,
	2015	2014
	(In Thousands)

Loan origination	$44,816	$106,614
Standby letters of credit	1,739	1,767
Construction loans in process	39,714	47,678
Unused lines of credit	64,701	61,183

	$150,970	$217,242

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

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2015, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

      The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, is a named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity (the "Action”). On May 9, 2012, the Company and the other defendants obtained partial summary judgment, dismissing three of the five Counts of the plaintiff's Complaint. On May 9, 2012, plaintiff’s counsel was awarded interim legal fees of approximately $350,000. This award of interim legal fees to plaintiff’s counsel was satisfied in October 2015.

      On September 21, 2015, the court entered an Order and Final Judgment (“Judgment”). Pursuant to the Judgment, the Stipulation of Settlement ("Stipulation") agreed to by the plaintiff class, the Company and the remaining defendants was approved. In consideration for the full settlement and release of all Released Claims (as that term is defined in the Stipulation) and the dismissal of the Action with prejudice as against the Company and the remaining defendants, the Company, on its own behalf and on behalf of the remaining defendants, would pay $1,950,000.00 to the Class. This settlement amount was paid in November 2015.

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

       On or about January 6, 2015, Progressive again made a motion to dismiss the Carrier Suit. The Plaintiffs opposed that motion. That motion was denied by oral decision on October 22, 2015, and by written Order, dated January 20, 2016.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value Measurements and Fair Values of Financial Instruments

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of December 31, 2015:
Securities available for sale — Residential mortgage backed securities	$9,623	$-	$9,623	$-

As of December 31, 2014:
Securities available for sale — Residential mortgage backed securities	$9,768	$-	$9,768	$-

For assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of December 31, 2015:
Impaired loans	$15,239	$-	$-	$15,239
Other real estate owned	$1,564	$-	$-	$1,564

As of December 31, 2014:
Impaired loans	$20,156	$-	$-	$20,156
Other real estate owned	$3,485	$-	$-	$3,485

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2015:
Impaired Loans	$15,239	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other Real Estate Owned	$1,564	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2014:
Impaired Loans	$20,156	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other Real Estate Owned	$3,485	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2015 and 2014:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and interest-earning deposits approximate those assets’ fair values.

Securities Available for Sale

The fair value of securities available for sale (carried at fair value) is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost.

Loans Receivable (Carried at Cost)

The fair values of loans, except for certain impaired loans, are estimated using discounted cash flow analyses, using market rates at the date of the Statement of  Financial Condition that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2015 and 2014 consists of the loan balances of $18,962,000 and $23,027,000 net of a valuation allowance of $3,723,000 and $2,871,000, respectively.

FHLB of New York Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

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

Debt Including Subordinated Debentures (Carried at Cost)

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2015 and 2014:

	As of December 31, 2015

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$132,635	$132,635	$132,635	$-	$-
Interest-earning time deposits	1,238	1,238	1,238	-	-
Securities available for sale	9,623	9,623	-	9,623	-
Loans held for sale	1,983	2,004	-	2,004	-
Loans receivable, net	1,420,118	1,443,739	-	-	1,443,739
FHLB of New York stock, at cost	10,711	10,711	-	10,711	-
Accrued interest receivable	5,595	5,595	-	5,595	-

Financial liabilities:
Deposits	1,273,929	1,270,267	653,763	616,504	-
Debt	200,000	202,948	-	202,948	-
Subordinated debentures	4,124	4,185	-	4,185	-
Accrued interest payable	1,053	1,053	-	1,053	-

	As of December 31, 2014

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$32,123	$32,123	$32,123	$-	$-
Interest-earning time deposits	993	993	993	-	-
Securities available for sale	9,768	9,768	-	9,768	-
Loans held for sale	3,325	3,424	-	3,424	-
Loans receivable, net	1,207,850	1,244,434	-	-	1,244,434
FHLB of New York stock, at cost	8,830	8,830	-	8,830	-
Accrued interest receivable	4,454	4,454	-	4,454	-

Financial liabilities:
Deposits	1,028,556	1,032,275	616,019	416,256	-
Debt	159,000	163,312	-	163,312	-
Subordinated debentures	4,124	4,236	-	4,236	-
Accrued interest payable	815	815	-	815	-

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17- Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2015	2014
	(In Thousands)

Net unrealized loss on securities available for sale	$(33)	$70
Tax effect	13	(28)
Net of tax amount	(20)	42

Benefit plan adjustments	(2,668)	(2,331)
Tax effect	1,090	952
Net of tax amount	(1,578)	(1,379)

Accumulated other comprehensive loss	$(1,598)	$(1,337)

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18- Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2015	2014
	(In Thousands)

Assets

Cash and due from banks	$15	$204
Investment in subsidiaries	136,244	104,538
Restricted common stock	124	124
Other assets	1,604	1,757

Total assets	137,987	106,623

Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$4,124	$4,124
Other Liabilities	320	247

Total Liabilities	4,444	4,371

Stockholders’ Equity	133,543	102,252

Total Liabilities and Stockholders' Equity	$137,987	$106,623

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18- Parent Only Condensed Financial Information (Continued)

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2015	2014	2013
	(In Thousands)

Dividends from Bank subsidiary	$4,957	$6,402	$6,477
Total Income	4,957	6,402	6,477

Interest expense, borrowed money	119	117	119
Other	190	288	312
Total Expense	309	405	431

Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiaries	4,648	5,997	6,046
Income tax benefit	(106)	(139)	(93)

Income before Equity in Undistributed Earnings of Subsidiaries	4,754	6,136	6,139

Equity in undistributed earnings of Subsidiaries	2,276	1,454	3,277

Net Income	$7,030	$7,590	$9,416

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 - Parent Only Condensed Financial Information (Continued)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2015	2014	2013
	(In Thousands)

Cash Flows from Operating Activities
Net Income	$7,030	$7,590	$9,416
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) of subsidiaries	(2,276)	(1,454)	(3,277)
Decrease (increase) in other assets	153	(1,602)	(97)
(Decrease) increase in other liabilities	73	25	(514)

Net Cash Provided By Operating Activities	4,980	4,559	5,528

Cash Flows from Investing Activities
Additional investment in subsidiary	(29,617)	(770)	(3,986)

Net Cash Used In Investing Activities	$(29,617)	$(770)	$(3,986)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	3,848	770	3,986
Proceeds from issuance of common stock	25,978	571	157
Cash dividends paid	(5,378)	(5,316)	(4,419)
Purchase of treasury stock	-	(12)	(1,916)

Net Cash Provided by (Used in) Financing Activities	24,448	(3,987)	(2,192)

Net (Decrease) in Cash and Cash Equivalents	(189)	(198)	(650)

Cash and Cash Equivalents - Beginning	$204	$402	$1052

Cash and Cash Equivalents - Ending	$15	$204	$402

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Quarterly Financial Data (Unaudited)

	Year Ended December 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$15,520	$17,036	$17,216	$17,608
Interest expense	2,929	3,340	3,673	3,927
Net Interest Income	12,591	13,696	13,543	13,681
Provision for loan losses	720	1,130	70	360
Net Interest Income, after Provision for loan losses	11,871	12,566	13,473	13,321
Non-interest income	1,205	1,787	1,964	2,109
Non-interest expense	9,984	11,163	11,692	13,613
Income before Income Taxes	3,092	3,190	3,745	1,817
Income taxes	1,246	1,309	1,463	796
Net Income	$1,846	$1,881	$2,282	$1,021
Preferred stock dividends	202	201	254	260
Net income available to common stockholders:	$1,644	$1,680	$2,028	761
Net income per common share:
Basic	$0.20	$0.20	$0.24	$0.05
Diluted	$0.20	$0.20	$0.24	$0.05
Dividends per common share	$0.14	$0.14	$0.14	$0.14

	Year Ended December 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$14,621	$14,783	$15,610	$15,181
Interest expense	2,557	2,539	2,556	2,655
Net Interest Income	12,064	12,244	13,054	12,526
Provision for loan losses	1,000	450	650	700
Net Interest Income, after Provision for loan losses	11,064	11,794	12,404	11,826
Non-interest income	1,300	2,038	(750)	1,370
Non-interest expense	8,556	9,466	9,926	10,461
Income before Income Taxes	3,808	4,366	1,728	2,735
Income taxes	1,573	1,736	640	1,098
Net Income	$2,235	$2,630	$1,088	$1,637
Preferred stock dividends	193	204	202	201
Net income available to common stockholders:	$2,042	$2,426	$886	1,436
Net income per common share:
Basic	$0.24	$0.29	$0.11	$0.17
Diluted	$0.24	$0.29	$0.11	$0.17
Dividends per common share	$0.12	$0.14	$0.14	$0.14