Form 10-Q
period 2016-03-31
BCB BANCORP INC
filed 2016-05-06
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 4, 2016, BCB Bancorp, Inc., had 11,221,897  shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Cash and amounts due from depository institutions	$10,508	$11,808
Interest-earning deposits	199,688	120,827
Total cash and cash equivalents	210,196	132,635

Interest-earning time deposits	980	1,238
Securities available for sale	9,639	9,623
Loans held for sale	648	1,983
Loans receivable, net of allowance for loan losses of $18,168 and
$18,042 respectively	1,429,549	1,420,118
Federal Home Loan Bank of New York stock, at cost	11,161	10,711
Premises and equipment, net	15,657	15,727
Accrued interest receivable	5,981	5,595
Other real estate owned	2,021	1,564
Deferred income taxes	9,870	9,881
Other assets	10,446	9,331
Total Assets	$1,706,148	$1,618,406

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$143,621	$130,920
Interest bearing deposits	1,206,799	1,143,009
Total deposits	1,350,420	1,273,929
Short-term debt	-	-
Long-term debt	210,000	200,000
Subordinated debentures	4,124	4,124
Other liabilities and accrued interest payable	9,293	6,809
Total Liabilities	1,573,837	1,484,862

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,560 shares of series A, B, and C 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share) at March 31, 2016 and 1,731 at December 31, 2015	-	-
Additional paid-in capital preferred stock	15,464	17,174
Common stock; no par value; 20,000,000 shares authorized, issued 13,751,160 and 13,738,587 at March 31, 2016 and December 31, 2015, respectively, outstanding 11,221,897 shares and
11,209,324 shares, respectively	-	-
Additional paid-in capital common stock	119,821	119,682
Retained earnings	27,614	27,382
Accumulated other comprehensive (loss)	(1,492)	(1,598)
Treasury stock, at cost, 2,529,263 shares at March 31, 2016 and December 31, 2015	(29,096)	(29,096)
Total Stockholders' Equity	132,311	133,544

Total Liabilities and Stockholders' Equity	$1,706,148	$1,618,406

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended March 31,
	2016	2015

Interest income:
Loans, including fees	$17,493	$15,367
Investments, taxable	200	146
Other interest-earning assets	138	7
Total interest income	17,831	15,520

Interest expense:
Deposits:
Demand	362	172
Savings and club	89	122
Certificates of deposit	2,034	1,121
	2,485	1,415
Borrowed money	1,648	1,514
Total interest expense	4,133	2,929

Net interest income	13,698	12,591
Provision for loan losses	189	720

Net interest income after provision for loan losses	13,509	11,871

Non-interest income:
Fees and service charges	711	500
Gain on sales of loans	924	676
Other	19	29
Total non-interest income	1,654	1,205

Non-interest expense:
Salaries and employee benefits	6,024	5,225
Occupancy and equipment	1,872	1,791
Data processing and service fees	1,062	1,051
Professional fees	427	102
Director fees	153	179
Regulatory assessments	350	275
Advertising and promotional	363	438
Other real estate owned, net	16	49
Other	1,470	874
Total non-interest expense	11,737	9,984

Income before income tax provision	3,426	3,092
Income tax provision	1,391	1,246

Net Income	$2,035	$1,846
Preferred stock dividends	234	202
Net Income available to common stockholders	$1,801	$1,644

Net Income per common share-basic and diluted
Basic	$0.16	$0.20
Diluted	$0.16	$0.20

Weighted average number of common shares outstanding
Basic	11,217	8,400
Diluted	11,219	8,421

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2016	2015

Net Income	$2,035	$1,846
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	106	42
Benefit plans (b)	-	(15)
Other comprehensive income	106	27
Comprehensive income	$2,141	$1,873

(a)

Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains of $179,000 less deferred taxes of $71,000,  respectively, less deferred taxes of $73,000 and $29,000, respectively.

(b)

Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $25,000,  less deferred taxes of $10,000,  for the three months ended March 31, 2015. The Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2016	$-	$-	$136,856	$27,382	$(29,096)	$(1,598)	$133,544

Redemption of Series A Preferred Stock	-	-	(1,710)	-	-	-	(1,710)

Stock-based compensation expense	-	-	18	-	-	-	18

Dividends payable on Series A, B and C 6% noncumulative perpetual preferred stock	-	-	-	(234)	-	-	(234)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(1,502)	-	-	(1,502)

Dividend Reinvestment Plan	-	-	67	(67)	-	-	-

Stock Purchase Plan	-	-	54	-	-	-	54

Net income	-	-	-	2,035	-	-	2,035

Other comprehensive income	-	-	-	-	-	106	106

Ending Balance at March 31, 2016	$-	$-	$135,285	$27,614	$(29,096)	$(1,492)	$132,311

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2015	$-	$-	$106,711	$25,983	$(29,105)	$(1,337)	$102,252

Stock-based compensation expense	-	-	17	-	-	-	17

Treasury Stock Adjustment	-	-	-	-	9	-	9

Dividends payable on Series A, B and C 6% noncumulative perpetual preferred stock	-	-	-	(202)	-	-	(202)

Cash dividends on Common Stock ($0.14 per share) declared	-	-	-	(1,115)	-	-	(1,115)

Dividend Reinvestment Plan	-	-	60	(60)	-	-	-

Stock Purchase Plan	-	-	116	-	-	-	116

Net income	-	-	-	1,846	-	-	1,846

Other comprehensive income	-	-	-	-	-	27	27

Ending Balance at March 31, 2015	$-	$-	$106,904	$26,452	$(29,096)	$(1,310)	$102,950

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities :
Net Income	$2,035	$1,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	564	501
Amortization and accretion, net	(515)	(142)
Provision for loan losses	189	720
Deferred income tax benefit	(62)	(234)
Loans originated for sale	(5,582)	(8,011)
Proceeds from sale of loans originated for sale	7,841	8,408
Gain on sales of loans originated for sale	(924)	(676)
Stock compensation expense	18	17
(Increase) in interest receivable	(386)	(272)
(Increase) decrease in other assets	(1,115)	2,583
Increase in accrued interest payable	59	68
Increase (decrease) in other liabilities	2,425	(272)
Net Cash Provided by Operating Activities	4,547	4,536
Cash flows from investing activities:
Proceeds from calls on securities available for sale	159	229
Proceeds from sales of other real estate owned	-	1,300
Redemption of interest-bearing time deposits	258	-
Net increase in loans receivable	(9,558)	(86,942)
Additions to premises and equipment	(494)	(1,962)
Purchase of Federal Home Loan Bank of New York stock	(450)	(900)
Net Cash Used In Investing Activities	(10,085)	(88,275)
Cash flows from financing activities:
Net increase in deposits	76,491	57,343
Proceeds from long-term debt	10,000	47,000
Net change in short-term debt	-	(23,000)
Purchases/adjustments of treasury stock	-	9
Cash dividend paid on common stock	(1,502)	(1,115)
Cash dividend paid on preferred stock	(234)	(202)
Net proceeds from issuance of common stock	54	116
Net redemption of preferred stock	(1,710)	-
Net Cash Provided by Financing Activities	83,099	80,151

Net Increase (Decrease) In Cash and Cash Equivalents	77,561	(3,588)
Cash and Cash Equivalents-Beginning	132,635	32,123

Cash and Cash Equivalents-Ending	$210,196	$28,535

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$452	$(398)
Interest	$4,074	$2,861

Non-cash items:
Transfer of loans to other real estate owned	$457	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between March 31, 2016, and the date these consolidated financial statements were issued.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year.  The new guidance will be effective for public companies for periods beginning after December 15, 2017 with private companies provided a one-year deferral until periods beginning after December 15, 2018. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the financial statements, if any. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for years beginning after December 15, 2018 for public companies and for years beginning after December 15, 2019 for private companies. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718).  This ASU was issued as part of FASB’s Simplification Initiative.  The areas for simplification in this Update include income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows for share-based payment transactions.  For public companies, this ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  For all other entities, the amendments will be effective for annual periods beginning after December 31, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

Note 2 – Reclassification

Certain amounts as of December 31, 2015 and the three month period ended March 31,  2015 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended March 31,
	2016	2015

Pension plan:
Interest cost	$82	$64
Expected return on plan assets	(131)	(108)
Amortization of unrecognized loss	36	18

Net periodic pension benefit	(13)	(26)

SERP plan:
Interest cost	$3	$3

Net periodic postretirement cost	$3	$3

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its stockholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On December 2, 2015, a grant of 120,000 options and on March 7, 2014, a grant of 110,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on December 2, 2015 and March 7, 2014, respectively. There were 32,500 and 6,000 stock options granted to employees in the fourth quarters of 2015 and 2014, respectively, which vest at a rate of 20% per year.

There was no stock option activity in the three months ended March 31, 2016.

Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2015	417,000	$8.93-15.65	$10.75

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2016	417,000	$8.93-15.65	$10.75

As of March 31, 2016, stock options which were granted and were exercisable totaled 75,700 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 341,300 shares underlying unexercised options outstanding as of March 31,2016 was $846,070 over a weighted average period of 7.79 years.

Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2014	289,720	$8.93-15.65	$11.18

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2015	289,720	$8.93-18.41	$11.18

As of March 31, 2015, stock options which are granted and were exercisable totaled 74,220 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the unvested options outstanding as of March 31, 2015 was $587,244 over a weighted average period of 8.24 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2016, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended March 31,  2016 and 2015 the weighted average number of outstanding options considered to be anti-dilutive were 0 and 127,000 respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$1,801			$1,644

Basic earnings per share-
Income available to
Common stockholders	$1,801	11,217	$0.16	$1,644	8,400	$0.20

Effect of dilutive securities:
Stock options	-	2		-	21

Diluted earnings per share-
Income available to
Common stockholders	$1,801	11,219	$0.16	$1,644	8,421	$0.20

Note 5 – Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March 31,  2016 and December 31, 2015:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,401	$71	$29	$3,443
Due after ten years	6,092	125	21	6,196
	$9,493	$196	$50	$9,639

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,418	$13	$73	$3,358
Due after ten years	6,238	89	62	6,265
	$9,656	$102	$135	$9,623

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2016
Residential mortgage-backed securities	$-	$-	$3,747	$50	$3,747	$50

	$-	$-	$3,747	$50	$3,747	$50

December 31, 2015
Residential mortgage-backed securities	$1,163	$4	$3,686	$131	$4,849	$135

	$1,163	$4	$3,686	$131	$4,849	$135

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company  intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At March 31, 2016 and December 31, 2015, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these residential mortgage-backed securities, at March 31, 2016 and December 31, 2015 to be temporary.

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of March 31, 2016 and December 31, 2015 by segment and class:

	March 31, 2016	December 31, 2015
	(In Thousands)
Originated loans:
Residential one-to-four family	$131,988	$117,165
Commercial and multi-family	987,568	982,828
Construction	65,666	64,008
Commercial business(1)	69,370	70,340
Home equity(2)	30,967	31,237
Consumer	1,657	2,365

Sub-total	1,287,216	1,267,943

Acquired loans recorded at fair value:
Residential one-to-four family	64,821	67,587
Commercial and multi-family	72,172	79,308
Construction	-	-
Commercial business(1)	5,012	4,281
Home equity(2)	18,153	18,851
Consumer	207	263

Sub-total	160,365	170,290

Acquired loans with deteriorated credit:
Residential one-to-four family	1,466	1,474
Commercial and multi-family	769	669
Construction	-	-
Commercial business(1)	163	167
Home equity(2)	74	71
Consumer	-	-
Sub-total	2,472	2,381

Total Loans	1,450,053	1,440,614

Less:
Deferred loan fees, net	(2,336)	(2,454)
Allowance for loan losses	(18,168)	(18,042)

	(20,504)	(20,496)

Total Loans, net	$1,429,549	$1,420,118

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of March 31, 2016, we had $39.1 million in loans classified as substandard,  $20.4 million in loans classified as special mention and no loans classified as doubtful or loss. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan was in the process of being revalued.

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2016. The table also details the amount of total loans receivable, loans receivable that are evaluated individually  and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of March 31, 2016. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,107	$11,643	$722	$1,749	$369	$879	$168	$17,637
Acquired loans recorded at fair value:	270	17	-	-	50	-	-	337
Acquired loans with deteriorated credit:	47	14	-	4	3	-	-	68
Beginning Balance, December, 31, 2015	2,424	11,674	722	1,753	422	879	168	18,042

Charge-offs:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	67	-	-	3	3	-	-	73
Acquired loans with deteriorated credit:	-		-	-	-	-	-	-
Sub-total:	67	-	-	3	3	-	-	73

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	10	-	-	10
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	-	-	-	10	-	-	10

Provisions:
Originated Loans:	131	(68)	111	(87)	(27)	46	96	202
Acquired loans recorded at fair value:	5	(7)	-	3	(13)	-	-	(12)
Acquired loans with deteriorated credit:	-	(1)	-	-	-	-	-	(1)
Sub-total:	136	(76)	111	(84)	(40)	46	96	189

Totals:
Originated Loans:	2,238	11,575	833	1,662	342	925	264	17,839
Acquired loans recorded at fair value:	208	10	-	-	44	-	-	262
Acquired loans with deteriorated credit:	47	13	-	4	3	-	-	67
Ending Balance, March 31, 2016	$2,493	$11,598	$833	$1,666	$389	$925	$264	$18,168

Loans Receivable:

Ending Balance Originated Loans:	$131,988	$987,568	$65,666	$69,370	$30,967	$1,657	$-	$1,287,216
Ending Balance Acquired loans recorded at fair value:	64,821	72,172	-	5,012	18,153	207	-	160,365
Ending Balance Acquired loans with deteriorated credit:	1,466	769	-	163	74	-	-	2,472
Total Gross Loans:	$198,275	$1,060,509	$65,666	$74,545	$49,194	$1,864	$-	$1,450,053

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$9,052	$14,630	$2,984	$4,103	$1,379	$1,263	$-	$33,411
Ending Balance Acquired loans recorded at fair value:	9,428	5,713	-	-	1,361	-	-	16,502
Ending Balance Acquired loans with deteriorated credit:	1,466	530	-	163	74	-	-	2,233
Ending Balance Loans individually evaluated
for impairment:	$19,946	$20,873	$2,984	$4,266	$2,814	$1,263	$-	$52,146

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$122,936	$972,938	$62,682	$65,267	$29,588	$394	$-	$1,253,805
Ending Balance Acquired loans recorded at fair value:	55,393	66,459	-	5,012	16,792	207	-	143,863
Ending Balance Acquired loans with deteriorated credit:	-	239	-	-	-	-	-	239
Ending Balance Loans collectively evaluated
for impairment:	$178,329	$1,039,636	$62,682	$70,279	$46,380	$601	$-	$1,397,907
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the year ended December 31, 2015. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of December 31, 2015.  (In Thousands):

____

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Originated Loans:	$2,364	$10,028	$1,080	$876	$333	$449	$121	$15,251
Acquired loans recorded at fair value:	417	102	-	-	58	-	-	577
Acquired loans with deteriorated credit:	64	23	-	233	3	-	-	323
Beginning Balance, December 31, 2014	2,845	10,153	1,080	1,109	394	449	121	16,151

Charge-offs:
Originated Loans:	-	10	-	80	-	-	-	90
Acquired loans recorded at fair value:	67	-	-	-	106	-	-	173
Acquired loans with deteriorated credit:	-	-	-	199	-	-	-	199
Sub-total:	67	10	-	279	106	-	-	462

Recoveries:
Originated Loans:	-	70	-	-	-	-	-	70
Acquired loans recorded at fair value:	-	-	-	-	3	-	-	3
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	70	-	-	3	-	-	73

Provisions:
Originated Loans:	(257)	1,555	(358)	953	36	430	47	2,406
Acquired loans recorded at fair value:	(80)	(85)	-	-	95	-	-	(70)
Acquired loans with deteriorated credit:	(17)	(9)	-	(30)	-	-	-	(56)
Sub-total:	(354)	1,461	(358)	923	131	430	47	2,280

Totals:
Originated Loans:	2,107	11,643	722	1,749	369	879	168	17,637
Acquired loans recorded at fair value:	270	17	-	-	50	-	-	337
Acquired loans with deteriorated credit:	47	14	-	4	3	-	-	68
Ending Balance, December 31, 2015	$2,424	$11,674	$722	$1,753	$422	$879	$168	$18,042
Loans Receivables:

Ending Balance Originated Loans:	$117,165	$982,828	$64,008	$70,340	$31,237	$2,365	$-	$1,267,943
Ending Balance Acquired Loans:	67,587	79,308	-	4,281	18,851	263	-	170,290
Ending Balance Acquired loans with deteriorated credit:	1,474	669	-	167	71	-	-	2,381
Total Gross Loans:	$186,226	$1,062,805	$64,008	$74,788	$50,159	$2,628	$-	$1,440,614

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$9,120	$14,681	$-	$4,203	$1,456	$1,463	$-	$30,923
Ending Balance Acquired Loans:	9,885	6,775	-	-	1,363	-	-	18,023
Ending Balance Acquired loans with deteriorated credit:	1,474	426	-	167	71	-	-	2,138
Ending Balance Loans individually evaluated
for impairment:	$20,479	$21,882	$-	$4,370	$2,890	$1,463	$-	$51,084

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$108,045	$968,147	$64,008	$66,137	$29,781	$902	$-	$1,237,020
Ending Balance Acquired Loans:	57,702	72,533	-	4,281	17,488	263	-	152,267
Ending Balance Acquired loans with deteriorated credit:	-	243	-	-	-	-	-	243
Ending Balance Loans collectively evaluated
for impairment:	$165,747	$1,040,923	$64,008	$70,418	$47,269	$1,165	$-	$1,389,530

____

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2015. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of March 31, 2016 (In Thousands):

	Residential		Commercial & Multi-family	Construction	Business (1)	Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$2,364		$10,028	$1,080	$876		$333		$449		$121		$15,251
Acquired loans recorded at fair value:	417		102	-	-		58		-		-		577
Acquired loans with deteriorated credit:	64		23	-	233		3		-		-		323
Beginning Balance, December 31, 2014	2,845		10,153	1,080	1,109		394		449		121		16,151

Charge-offs:
Originated Loans:	-	-	10	-	22	-	-	-	-	-	-	-	32
Acquired loans recorded at fair value:	4	-	-	-	-	-	-	-	-	-	-	-	4
Acquired loans with deteriorated credit:	-	-	-	-	172	-	-	-	-	-	-	-	172
Sub-total:	4		10	-	194		-		-		-		208

Recoveries:
Originated Loans:	-		64	-	-		-		-		-		64
Acquired loans recorded at fair value:	-		-	-	-		1		-		-		1
Acquired loans with deteriorated credit:	-		-	-	-		-		-		-		-
Sub-total:	-		64	-	-		1		-		-		65

Provisions:
Originated Loans:	(54)		305	(24)	388		(17)		180		47		825
Acquired loans recorded at fair value:	(77)		39	-	-		(13)		-		-		(51)
Acquired loans with deteriorated credit:	(4)		-	-	(50)		-		-		-		(54)
Sub-total:	(135)		344	(24)	338		(30)		180		47		720

Totals:
Originated Loans:	2,310		10,387	1,056	1,242		316		629		168		16,108
Acquired loans recorded at fair value:	336		141	-	-		46		-		-		523
Acquired loans with deteriorated credit:	60		23	-	11		3		-		-		97
Ending Balance, March 31, 2015	$2,706		$10,551	$1,056	$1,253		$365		$629		$168		$16,728

Loans Receivable:

Ending Balance Originated Loans:	$133,862		$804,160	$79,498	$58,791		$31,556		$2,570		$-		$1,110,437
Ending Balance Acquired loans recorded at fair value:	78,933		92,569	-	6,222		21,961		629		-		200,314
Ending Balance Acquired loans with deteriorated credit:	1,588		1,126	-	194		80		-		-		2,988
Total Gross Loans:	$214,383		$897,855	$79,498	$65,207		$53,597		$3,199		$-		$1,313,739

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,731		$9,971	$-	$4,987		$1,093		$1,670		$-		$28,452
Ending Balance Acquired loans recorded at fair value:	9,536		6,981	-	-		1,196		-		-		17,713
Ending Balance Acquired loans with deteriorated credit:	1,588		874	-	194		80		-		-		2,736
Ending Balance Loans individually evaluated
for impairment:	$21,855		$17,826	$-	$5,181		$2,369		$1,670		$-		$48,901

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$123,131		$794,189	$79,498	$53,804		$30,463		$900		$-		$1,081,985
Ending Balance Acquired loans recorded at fair value:	69,397		85,588	-	6,222		20,765		629		-		182,601
Ending Balance Acquired loans with deteriorated credit:	-		252	-	-		-		-		-		252
Ending Balance Loans collectively evaluated
for impairment:	$192,528		$880,029	$79,498	$60,026		$51,228		$1,529		$-		$1,264,838
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of March 31, 2016 and December 31, 2015. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2016 and December 31, 2015, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of March 31, 2016	As of December 31, 2015
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$2,869	$2,603
Commercial and multi-family	9,703	9,782
Construction	2,984	-
Commercial business(1)	726	718
Home equity(2)	655	777
Consumer	-	-

Sub-total:	$16,937	$13,880

Acquired loans recorded at fair value:
Residential one-to-four family	$5,211	$5,592
Commercial and multi-family	855	3,025
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	671	665
Consumer	-	-

Sub-total:	$6,737	$9,282

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	163	167
Home equity(2)	121	118
Consumer	-	-

Sub-total:	$284	$285

Total	$23,958	$23,447

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months ended March 31, 2016 and 2015. (In Thousands):

	Three Months Ended March 31,
	2016	2016	2015	2015

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$3,283	$20	$2,404	$10
Commercial and Multi-family	10,336	70	7,179	44
Construction	1,492	41	-	-
Commercial business(1)	2,108	3	3,021	43
Home equity(2)	1,204	9	542	5
Consumer	-	-	-	-

Sub-total:	$18,423	$143	$13,146	$102

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$6,731	$51	$4,572	$10
Commercial and Multi-family	4,318	12	4,914	50
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	765	3	726	4
Consumer	-	-	-	-

Sub-total	$11,814	$66	$10,212	$64

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,470	$-	$1,502	$22
Commercial and Multi-family	478	-	876	14
Construction	-	-	-	-
Commercial business(1)	-	-	97	2
Home equity(2)	73	1	81	-
Consumer	-	-	-	-

Sub-total:	$2,021	$1	$2,556	$38

Total Impaired Loans
With no related allowance recorded:	$32,258	$210	$25,914	$204

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three months ended March 31, 2016 and 2015. (In Thousands):

	Three Months Ended March 31,
	2016	2016	2015	2015

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$5,803	$16	$8,984	$85
Commercial and Multi-family	4,320	54	2,568	-
Construction	-	-	-	-
Commercial business(1)	2,046	9	1,941	22
Home equity(2)	214	1	548	7
Consumer	1,363	-	1,761	-

Sub-total:	$13,746	$80	$15,802	$114

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$2,926	$25	$5,088	$49
Commercial and Multi-family	1,927	1	1,766	22
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	598	6	455	5
Consumer	-	-	-	-

Sub-total	$5,451	$32	$7,309	$76

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$-	$-	$90	$1
Commercial and Multi-family	-	-	-	-
Construction	-	-	-	-
Commercial business(1)	165	1	185	-
Home equity(2)	-	-	-	-
Consumer	-	-	-	-

Sub-total:	$165	$1	$275	$1

Total Impaired Loans
with an allowance recorded:	$19,362	$113	$23,386	$191

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

March 31, 2016 and December 31, 2015. (In Thousands):

	As of March 31, 2016			As of December 31, 2015
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$3,430	$3,720	$-	$3,136	$3,199	$-
Commercial and multi-family	9,962	10,102	-	10,709	10,934	-
Construction	2,984	2,984	-	-	-	-
Commercial business(1)	2,092	3,559	-	2,123	3,183	-
Home equity(2)	1,137	1,192	-	1,270	1,326	-
Consumer	-	-	-	-	-	-

Sub-total:	$19,605	$21,557	$-	$17,238	$18,642	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$5,816	$6,159	$-	$7,646	$8,082	$-
Commercial and Multi-family	4,252	4,321	-	4,383	4,483	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	645	806	-	884	1,061	-
Consumer	-	-	-	-	-	-

Sub-total:	$10,713	$11,286	$-	$12,913	$13,626	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,466	$2,093	$-	$1,474	$2,101	$-
Commercial and Multi-family	530	563	-	426	574	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	74	140	-	71	135	-
Consumer	-	-	-	-	-	-

Sub-total:	$2,070	$2,796	$-	$1,971	$2,810	$-

Total Impaired Loans
with no related allowance recorded:	$32,388	$35,639	$-	$32,122	$35,078	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at March 31, 2016 and December 31, 2015. (In Thousands):

	As of March 31, 2016			As of December 31, 2015
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$5,622	$5,654	$536	$5,984	$5,993	$594
Commercial and Multi-family	4,668	4,738	1,111	3,972	3,972	1,069
Construction	-	-	-	-	-	-
Commercial business(1)	2,011	2,201	834	2,080	2,445	841
Home equity(2)	242	247	8	186	189	3
Consumer	1,263	1,263	922	1,463	1,463	876

Sub-total:	$13,806	$14,103	$3,411	$13,685	$14,062	$3,383

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$3,612	$3,860	$242	$2,239	$2,402	$219
Commercial and Multi-family	1,461	1,463	66	2,392	2,496	85
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	716	766	42	479	518	36
Consumer	-	-	-	-	-	-

Sub-total	$5,789	$6,089	$350	$5,110	$5,416	$340

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$-	$-	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	163	368	-	167	368	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$163	$368	$-	$167	$368	$-

Total Impaired Loans
with an allowance recorded:	$19,758	$20,560	$3,761	$18,962	$19,846	$3,723

Total Impaired Loans
with no related allowance recorded:	$32,388	$35,639	$-	$32,122	$35,078	$-

Total Impaired Loans:	$52,146	$56,199	$3,761	$51,084	$54,924	$3,723

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at March 31, 2016, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
March 31, 2016	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	7	$1,833	2	$868	9	$2,701
Commercial and multi-family	4	3,137	14	5,997	18	9,134
Construction	-	-	-	-	-	0
Commercial business(1)	2	1,005	1	460	3	1,465
Home equity(2)	3	538	1	56	4	594
Consumer	-	-	-	-	-	0

Sub-total:	16	$6,513	18	$7,381	34	$13,894

Acquired loans recorded at fair value:
Residential one-to-four family	17	$3,952	12	$2,963	29	$6,915
Commercial and Multi-family	13	4,885	1	582	14	5,467
Construction	-	-	-	-	-	0
Commercial business(1)	-	-	-	-	-	0
Home equity(2)	5	508	1	220	6	728
Consumer	-	-	-	-	-	0

Sub-total:	35	$9,345	14	$3,765	49	$13,110

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,093	-	$-	5	$2,093
Commercial and Multi-family	1	563	-	-	1	563
Construction	-	-	-	-	-	0
Commercial business(1)	-	-	1	163	1	163
Home equity(2)	-	-	1	121	1	121
Consumer	-	-	-	-	-	0

Sub-total:	6	$2,656	2	$284	8	$2,940

Total	57	$18,514	34	$11,430	91	$29,944

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2015, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
December 31, 2015	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	6	$1,845	1	$824	7	$2,669
Commercial and multi-family	4	3,270	9	4,297	13	7,567
Construction	-	-	-	-	0	0
Commercial business(1)	1	778	2	705	3	1,483
Home equity(2)	2	491	3	157	5	648
Consumer	-	-	-	-	0	0

Sub-total:	13	$6,384	15	$5,983	28	$12,367

Acquired loans recorded at fair value:
Residential one-to-four family	16	$3,604	13	$3,402	29	$7,006
Commercial and Multi-family	13	4,863	1	582	14	5,445
Construction	-	-	-	-	0	0
Commercial business(1)	-	-	-	-	0	0
Home equity(2)	5	512	1	220	6	732
Consumer	-	-	-	-	0	0

Sub-total:	34	$8,979	15	$4,204	49	$13,183

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,101	-	$-	5	$2,101
Commercial and Multi-family	2	574	-	-	2	574
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	1	167	1	167
Home equity(2)	-	-	1	118	1	118
Consumer	-	-	-	-	-	-

Sub-total:	7	$2,675	2	$285	9	$2,960

Total	54	$18,038	32	$10,472	86	$28,510

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

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended March 31, 2016.  (Dollars In Thousands):

Three Months Ended March 31, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$71	$71
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$71	$71

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	228	228
Consumer	-	-	-

Sub-total:	1	$228	$228

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	2	$299	$299

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2016. (Dollars In Thousands):

Three Months Ended March 31, 2016
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	61
Consumer	-	-

Sub-total:	1	$61

Acquired loans recorded at fair value:
Residential one-to-four family	1	$1,075
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$1075

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Total	2	$1,136

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of March 31, 2016. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,965	$2,568	$1,872	$6,405	$125,583	$131,988	$-
Commercial and multi-family	24,764	3,078	6,791	34,633	952,935	987,568	1,095
Construction	333	-	2,984	3,317	62,349	65,666	-
Commercial business(1)	667	199	653	1,519	67,851	69,370	-
Home equity(2)	388	56	239	683	30,284	30,967	-
Consumer	7	-	-	7	1,650	1,657	-

Sub-total:	$28,124	$5,901	$12,539	$46,564	$1,240,652	$1,287,216	$1,095

Acquired loans recorded at fair value:
Residential one-to-four family	$2,636	$603	$3,005	$6,244	$58,577	64,821	$-
Commercial and multi-family	2,684	163	786	3,633	68,539	72,172	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	49	-	-	49	4,963	5,012	-
Home equity(2)	402	343	319	1,064	17,089	18,153	-
Consumer	-	-	-	-	207	207	-

Sub-total:	$5,771	$1,109	$4,110	$10,990	$149,375	$160,365	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,466	1,466	$-
Commercial and multi-family	-	-	-	-	769	769	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	163	163	-	163	-
Home equity(2)	-	-	-	-	74	74	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$163	$163	$2,309	$2,472	$-

Total	$33,895	$7,010	$16,812	$57,717	$1,392,336	$1,450,053	$1,095

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2015. (In Thousands):

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of March 31, 2016. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss		Total

Originated loans:
Residential one-to-four family	$121,699	$6,278	$4,011	$-		$-	$131,988
Commercial and multi-family	968,829	4,655	14,084	-		-	987,568
Construction	61,807	875	2,984	-		-	65,666
Commercial business(1)	63,671	2,110	3,589	-		-	69,370
Home equity(2)	29,452	757	758	-		-	30,967
Consumer	492	28	1,137	-		-	1,657

Sub-total:	$1,245,950	$14,703	$26,563	$-		$-	$1,287,216

Acquired loans recorded at fair value:
Residential one-to-four family	$55,732	$2,824	$6,265	$-	$		64,821
Commercial and multi-family	66,591	1,875	3,706	-		-	72,172
Construction	-	-	-	-		-	-
Commercial business(1)	5,012	-	-	-		-	5,012
Home equity(2)	16,735	159	1,259	-		-	18,153
Consumer	207	-	-	-		-	207

Sub-total:	$144,277	$4,858	$11,230	$-		$-	$160,365

Residential one-to-four family	$147	$277	$1,042	$-		$-	1,466
Commercial and multi-family	239	530	-	-		-	769
Construction	-	-	-	-		-	-
Commercial business(1)	-	-	163	-		-	163
Home equity(2)	-	-	74	-		-	74
Consumer	-	-	-	-		-	-

Sub-total:	$386	$807	$1,279	$-		$-	$2,472

Total Gross Loans	$1,390,613	$20,368	$39,072	$-		$-	$1,450,053

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	March 31,	December 31,
	2016	2015

Unpaid principal balance	$170,655	$183,046
Recorded investment	162,837	172,671

The following table presents changes in the accretable discount on loans acquired for the three months ended March 31, 2016 and 2015.  (In Thousands):

	Three Months Ended March 31,
	2016	2015

Balance, Beginning of Period	$53,612	$70,522
Accretion	(3,928)	(3,671)
Net Reclassification from Non-Accretable Difference	195	83
Balance, End of Period	$49,879	$66,934

The following table presents changes in the non-accretable yield on loans acquired for the three months ended March 31, 2016 and 2015. (In Thousands):

	Three Months Ended March 31,
	2016	2015

Balance, Beginning of Period	$3,041	$3,773
Loans Sold	-	-
Net Reclassification to Accretable Difference	(195)	(83)
Balance, End of Period	$2,846	$3,690

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2016:
Securities available for sale — Residential Mortgage Backed Securities	$9,639	$-	$9,639	$-

As of December 31, 2015:
Securities available for sale — Residential mortgage-backed securities	$9,623	$-	$9,623	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2016 and 2015.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2016
Impaired Loans	$15,997	$-	$-	$15,997
Other real estate owned	$2,021	$-	$-	$2,021

As of December 31, 2015:
Impaired Loans	$15,239	$-	$-	$15,239
Other real estate owned	$1,564	$-	$-	$1,564

Note 7 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2016 and December 31, 2015 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
March 31, 2016:
Impaired Loans	$15,997	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$2,021	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2015:
Impaired Loans	$15,239	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$1,564	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2016 and December 31, 2015.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of March 31, 2016 and December 31, 2015.

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

Note 7 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2016 and December 31, 2015 consisted of the loan balances of $19.8 million and $19.0 million, net of a valuation allowance of $3.80 million and $3.79 million, respectively.

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

Note 7 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$210,196	$210,196	$210,196	$	$
Interest-earning time deposits	980	980	980
Securities available for sale	9,493	9,639		9,639
Loans held for sale	648	667		667
Loans receivable, net	1,429,549	1,464,202			1,464,202
FHLB of New York stock, at cost	11,161	11,161		11,161
Accrued interest receivable	5,981	5,981		5,981

Financial liabilities:
Deposits	1,350,420	1,352,216	717,421	634,795
Borrowings	210,000	214,059		214,059
Subordinated debentures	4,124	4,204		4,204
Accrued interest payable	1,113	1,113		1,113

	As of December 31, 2015

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$132,635	$132,635	$132,635	$-	$-
Interest-earning time deposits	1,238	1,238	1,238	-	-
Securities available for sale	9,623	9,623	-	9,623	-
Securities held to maturity	-	-	-	-	-
Loans held for sale	1,983	2,004	-	2,004	-
Loans receivable, net	1,420,118	1,443,739	-	-	1,443,739
FHLB of New York stock, at cost	10,711	10,711	-	10,711	-
Accrued interest receivable	5,595	5,595	-	5,595	-

Financial liabilities:
Deposits	1,273,929	1,270,267	653,763	616,504	-
Borrowings	200,000	202,948	-	202,948	-
Subordinated debentures	4,124	4,185	-	4,185	-
Accrued interest payable	1,053	1,053	-	1,053	-

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
• changes in consumer spending;
• our ability to retain key employees;
• the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory risk
• expanded regulatory requirements as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which could adversely affect operating results; and

• other factors discussed elsewhere in this report, and in other reports we filed with the SEC, including under “Risk Factors” in Part I, Item 1A of our annual Report on Form 10-K and our other periodic reports that we file with the SEC.

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this Form 10-Q. We do not assume any obligation to revise forward-looking statements except as may be required by law.

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2016 we had approximately $1.706 billion in consolidated assets, $1.350 billion in deposits and $132.3 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2016, the Bank operated through sixteen branches in Bayonne, Colonia, Jersey City, Hoboken, Fairfield, Monroe Township, South Orange, and Woodbridge, New Jersey, through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s newest branch, located at 1500 Forest Avenue in Staten Island, NY, opened for business on April 15th, 2016. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, investment in reverse mortgages, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources.  Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2016, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements. There has been no change in critical accounting policies since the Company’s last reported 10-K.

Financial Condition

Total assets increased by $87.7 million, or 5.4%, to $1.706 billion at March 31, 2016 from $1.618 billion at December 31, 2015. The increase in total assets occurred primarily as a result of an increase in cash and cash equivalents of $77.6 million and an increase in loans receivable, net of $9.4 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase securities in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices in 2016.

Total cash and cash equivalents increased by $77.6 million, or 58.5%, to $210.2 million at March 31, 2016 from $132.6 million at December 31, 2015 due to the Company’s strategy to increase our deposit base.

Loans receivable, net increased by $9.4 million, or 0.7%, to $1.429 billion at March 31, 2016 from $1.420 billion at December 31, 2015. The increase resulted primarily from an increase of $12.7 million in residential real estate loans, partially offset by a decrease of $965,000 in home equity loans and home equity lines of credit, a decrease of $638,000 in real estate mortgages, primarily consisting of commercial and multi-family loans, construction and commercial participation loans with other financial institutions, and a $243,000 decrease in business loans and commercial lines of credit. As of March 31, 2016, the allowance for loan losses was $18.2 million, or 75.6%, of non-performing loans and 1.25% of gross loans.

Deposit liabilities increased by $76.5 million, or 6.0%, to $1.350 billion at March 31, 2016 from $1.274 billion at December 31, 2015. The increase resulted primarily from increases of $42.9 million in NOW deposits, $18.5 million in certificates of deposit, $13.3 million in non-interest-bearing deposits, $2.2 million in savings and club deposits, partly offset by a decrease of $500,000 in money market interest-bearing deposits. In addition to organic deposit growth resulting from the opening of four additional branches over the last 18 months, the Company has also added listing service certificates of deposit and brokered certificates of deposit to fund loan growth, which totaled $44.2 million and $34.3 million, respectively, at March 31, 2016.

Long-term borrowed money increased by $10.0 million, or 5.0%, to $210.0 million at March 31, 2016 from $200.0 million at December 31, 2015. The purpose of these borrowings reflected the use of long-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities. The increase in Federal Home Loan Bank advances resulted from the Company’s utilization of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy. The weighted average interest rate of borrowings was 3.10% at March 31, 2016.

Stockholders’ equity decreased by $1.2 million, or 0.9%, to $132.3 million at March 31, 2016 from $133.5 million at December 31, 2015. The decrease in stockholders’ equity was primarily attributable to the redemption of $1.7 million in Series A preferred stock, cash dividends paid during the three-month period totaling $1.5 million on outstanding shares of common stock and $260,000 on outstanding preferred stock, partly offset by net income of $2.0 million. The Company accrued a dividend payable for the first quarter on our outstanding preferred stock of $234,000 which will be paid in the second quarter. As of March 31, 2016, the Bank’s Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets were 11.76%, 10.50%, 10.50% and 8.16%, respectively.

Results of Operations comparison for the Three Months ended March 31, 2016 and March 31, 2015

Net income was $2.0 million for the three months ended March 31, 2016, compared with $1.8 million for the three months ended March 31, 2015. The increase in net income was primarily related to increases in total interest income, non-interest income and a decrease in the provision for loan loss, partly offset by increases in non-interest expense and the provision for income tax.

Net interest income increased by $1.1 million, or 8.8%, to $13.7 million for the three months ended March 31, 2016 from $12.6 million for the three months ended March 31, 2015. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $320.0 million, or 24.5%, to $1.626 billion for the three months ended March 31, 2016 from $1.306 billion for the three months ended March 31, 2015, partly offset by a decrease in the average yield on interest-earning assets of 37 basis points to 4.39% for the three months ended March 31, 2016 from 4.75% for the three months ended March 31, 2015.

The average balance of interest-bearing liabilities increased by $280.3 million, or 25.6% to $1.376 billion for the three months ended March 31, 2016 from $1.096 billion for the three months ended March 31, 2015, and the average cost of interest-bearing liabilities increased by 13 basis points to 1.20% for the three months ended March 31, 2016 from 1.07% for the three months ended March 31, 2015. Net interest margin was 3.37% for the three-month period ended March 31, 2016 and 3.86% for the three-month period ended March 31, 2015. The decline in net interest margin was the result of competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

Interest income on loans receivable increased by $2.1 million, or 13.83%, to $17.5 million for the three months ended March 31, 2016 from $15.4 million for the three months ended March 31, 2015. The increase was primarily attributable to an increase in the average balance of loans receivable of $182.0 million, or 14.4%, to $1.443 billion for the three months ended March 31, 2016 from $1.261 billion for the three months ended March 31, 2015, partially offset by a decrease in the average yield on loans receivable to 4.85% for the three months ended March 31, 2016 from 4.87% for the three months ended March 31, 2015. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included the hiring of additional loan production and business development personnel and the opening of three additional branches over the last 18 months. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on securities increased by $54,000, or 37.0%, to $200,000 for the three months ended March 31, 2016 from $146,000 for the three months ended March 31, 2015. This increase was primarily due to an increase in the average balance of securities of $1.4 million, or 7.6%, to $20.5 million for the three months ended March 31, 2016 from $19.1 million for the three months ended March 31, 2015, and by an increase in the average yield of securities to 3.90% for the three months ended March 31, 2016 from 3.06% for the three months ended March 31, 2015.

Interest income on other interest-earning assets increased by $131,000 to $138,000 for the three months ended March 31, 2016 from $7,000 for the three months ended March 31, 2015. This increase was primarily due to an increase in the average balance of other interest-earning assets of $136.1 million to $162.2 million for the three months ended March 31, 2016 from $26.1 million for the three months ended March 31, 2015.

Total interest expense increased by $1.2 million, or 41.1%, to $4.1 million for the three months ended March 31, 2016 from $2.9 million for the three months ended March 31, 2015. The increase resulted primarily from an increase in the average balance of deposits of $250.6 million, or 27.3%, to $1.167 billion for the three months ended March 31, 2016 from $916.6 million for the three months ended March 31, 2015, an increase in the average balance of borrowings of $29.7 million, or 16.6%, to $208.8 million for the three months ended March 31, 2016 from $179.1 million and for the three months ended March 31, 2015, as well as an increase in the average cost of interest-bearing liabilities of 13 basis points to 1.20% for the three months ended March 31, 2016 from 1.07% for the three months ended March 31, 2015. The increase in the average rate on interest-bearing liabilities was due to competitive forces in attracting new deposits and a change in the mix of funding sources and terms, including the Bank’s 15-month CD promotion, including higher cost listing service certificates of deposit and brokered certificates of deposit, to support aggressive loan growth. The increase in Federal Home Loan Bank advances resulted from the Company’s utilization of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy.

The provision for loan losses totaled $189,000 and $720,000 for the three months ended March 31, 2016 and 2015, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2016, the Company experienced $63,000 in net charge-offs compared to $143,000 in net charge-offs for the three months ended March 31, 2015. The Bank had non-performing loans totaling $24.0 million, or 1.65%, of gross loans at March 31, 2016 and $23.4 million, or 1.65%, of gross loans at December 31, 2015. The allowance for loan losses was $18.2 million, or 1.25%, of gross loans at March 31, 2016, $18.0 million, or 1.25%, of gross loans at December 31, 2015 and $16.7 million, or 1.27%, of gross loans at March 31, 2015. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The increase in the allowance for loan loss reflected growth in the loan portfolio. Management believes that the allowance for loan losses was adequate at March 31, 2016 and December 31, 2015.

Total non-interest income increased by $449,000 to $1.7 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. Non-interest income reflected an increase of $248,000 in gain on sale of loans for the three months ended March 31, 2016 compared with the three months ended March 31, 2015, and an increase of $211,000 in fees and service charges for the three months ended March 31, 2016 compared with the three months ended March 31, 2015.

Total non-interest expense increased by $1.7 million, or 17.6%, to $11.7 million for the three months ended March 31, 2016 from $10.0 million for the three months ended March 31, 2015. Salaries and employee benefits expense increased by $799,000, or 15.3%, to $6.0 million for the three months ended March 31, 2016 from $5.2 million for the three months ended March 31, 2015. This increase in both salaries and employee benefits was mainly attributable to an increase of 31 full-time equivalent employees, or 9.6%, to 354 at March 31, 2016 from 323 at March 31, 2015, which relates to the addition of business development and loan administration employees and the opening of four new branch offices in the last 18 months. Occupancy and equipment expense increased by $81,000, or 4.5%, to $1.9 million for the three months ended March 31, 2016 from $1.8 million for the three months ended March 31, 2015. The increase in occupancy and equipment expense also related primarily to the opening of the new branch offices. Professional fees increased by $325,000, or 319.0%, to $427,000 for the three months ended March 31, 2016 from $102,000 for the three months ended March 31, 2015, which primarily related to the reversal of a provision for $300,000 in legal fees in the prior year period upon resolution of a litigation settlement. Regulatory assessments increased by $75,000, or 27.3%, to $350,000 for the three months ended March 31, 2016 from $275,000 for the three months ended March 31, 2015. Advertising expense decreased by $75,000, or 17.1%, to $363,000 for the three months ended March 31, 2016 from $438,000 for the three months ended March 31, 2015. Other real estate owned (OREO) expenses decreased by $33,000, or 67.4%, to $16,000 for the three months ended March 31, 2016 from $49,000 for the three months ended March 31, 2015. Other non-interest expense increased by $596,000, or 68.2%, to $1.5 million for the three months ended March 31, 2016 from $874,000 for the three months ended March 31, 2015. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses, which all experienced increases as part of the Company’s growth strategy.

Income tax provision increased by $145,000, or 11.6%, to $1.4 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. The increase in income tax provision was a result of higher taxable income during the three-month period ended March 31, 2016 as compared with the three months ended March 31, 2015. The consolidated effective tax rate for the three months ended March 31, 2016 was 40.6% compared to 40.3% for the three months ended March 31, 2015.

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

At March 31, 2016 and December 31, 2015, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $214.1 million at March 31, 2016 as compared to $204.1 million at December 31, 2015.

The Company had the ability at March 31, 2016 to obtain additional funding from the FHLB of up to $17.7 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $484.9 million at March 31, 2016. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At March 31, 2016, and December 31, 2015, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action

As of March 31, 2016:
Total capital (to risk-weighted assets)	$152,291	11.76%	$103,639	8.00%	$129,549	10.00%
Tier 1 capital (to risk-weighted assets)	136,073	10.50	77,729	6.00	103,639	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	136,073	10.50	58,297	4.50	84,207	6.50
Tier 1 capital (to average assets)	136,073	8.16	66,729	4.00	83,411	5.00

As of December 31, 2015:
Total capital (to risk-weighted assets)	$153,806	12.06%	$102,011	8.00%	$127,514	10.00%
Tier 1 capital (to risk-weighted assets)	137,841	10.81	76,508	6.50	102,011	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	137,841	10.81	57,381	4.50	82,884	6.50
Tier 1 capital (to average assets)	137,841	8.61	64,048	4.00	80,060	5.00

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

The final rule became effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The Bank and the Company currently comply with the minimum capital requirements set forth in the final rule.

At March 31, 2016 and December 31, 2015, the Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2016. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2016. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$145,902	$(54,026)	(27.02)%	8.96%	(239)	bps
+200bp	163,184	(36,743)	(18.38)	9.76	(158)	bps
+100bp	182,139	(17,789)	(8.90)	10.62	(73)	bps
PAR	199,927	-	0.00	11.35	0	bps
-100bp	235,149	35,222	17.62	12.93	159	bps

bp – basis points

The table above indicates that as of March 31, 2016, in the event of a 100 basis point increase in interest rates, we would experience an 8.90%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of March 31, 2016, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

      The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, was a named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity (the "Action”).

      On September 21, 2015, the court entered an Order and Final Judgment (“Judgment”), whereby the Stipulation of Settlement ("Stipulation") agreed to by the plaintiff class, the Company and the remaining defendants was approved.

      Pursuant to the Stipulation, the plaintiff class's counsel reserved the right to seek an award of counsel fees and litigation expenses (“Fees Motion”). The maximum amount which may be awarded as a result of the Fees Motion is $1,000,000.00. The plaintiff class’s counsel has made a Fee Motion to the court seeking a final award of counsel fees and litigation expenses of approximately $1,000,000.00. The Company and the remaining defendants have vigorously opposed that motion. It is anticipated that the plaintiff class’s counsel will submit a reply to the opposition filed by the Company and the remaining defendants. The court has not scheduled a hearing date for the Fee Motion.

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

      The Plaintiffs and Progressive did not settle their respective claims at the Mediation. The Carrier Suit continues with respect to these parties. Initial discovery has been exchanged between the parties. The court has directed that the parties engage in “expedited discovery.” Discovery is to be completed by June 30, 2016. The parties will be allowed to make cross-motions for summary judgment upon the conclusion of said discovery. The court has encouraged the parties to pursue another mediation session.

      The Plaintiffs are vigorously pursuing full recovery.

ITEM 1.A. RISK FACTORS

There have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. There were no stock purchases for the three months ended March 31, 2016.

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

BCB BANCORP, INC.

Date: May 6, 2016	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)