Form 10-Q
period 2016-06-30
BCB BANCORP INC
filed 2016-08-05
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 3rd, 2016, BCB Bancorp, Inc., had 11,237,751  shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Cash and amounts due from depository institutions	$15,277	$11,808
Interest-earning deposits	220,497	120,827
Total cash and cash equivalents	235,774	132,635

Interest-earning time deposits	980	1,238
Securities available for sale	18,365	9,623
Loans held for sale	4,875	1,983
Loans receivable, net of allowance for loan losses of $18,338 and
$18,042 respectively	1,424,891	1,420,118
Federal Home Loan Bank of New York stock, at cost	11,016	10,711
Premises and equipment, net	17,113	15,727
Accrued interest receivable	5,757	5,595
Other real estate owned	1,328	1,564
Deferred income taxes	9,860	9,881
Other assets	8,384	9,331
Total Assets	$1,738,343	$1,618,406

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$145,872	$130,920
Interest bearing deposits	1,248,433	1,143,009
Total deposits	1,394,305	1,273,929

Borrowed funds	200,000	200,000
Subordinated debentures	4,124	4,124
Other liabilities and accrued interest payable	7,608	6,809
Total Liabilities	1,606,037	1,484,862

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,560 shares of series A, B, and C 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share) at June 30, 2016 and 1,731 at December 31, 2015	-	-
Additional paid-in capital preferred stock	15,464	17,174
Common stock; no par value; 20,000,000 shares authorized, issued 13,767,014 and 13,738,587 at June 30,2016 and December 31, 2015, respectively, outstanding 11,237,751 shares and
11,209,324 shares, respectively	881	879
Additional paid-in capital common stock	119,129	118,803
Retained earnings	27,388	27,382
Accumulated other comprehensive (loss)	(1,460)	(1,598)
Treasury stock, at cost, 2,529,263 shares at June 30, 2016 and December 31, 2015	(29,096)	(29,096)
Total Stockholders' Equity	132,306	133,544

Total Liabilities and Stockholders' Equity	$1,738,343	$1,618,406

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest income:
Loans, including fees	$17,263	$16,864	$34,756	$32,231
Investments, taxable	173	152	373	298
Other interest-earning assets	245	20	383	27
Total interest income	17,681	17,036	35,512	32,556

Interest expense:
Deposits:
Demand	470	227	832	399
Savings and club	93	94	182	216
Certificates of deposit	2,126	1,382	4,160	2,503
	2,689	1,703	5,174	3,118
Borrowed money	1,629	1,637	3,277	3,151
Total interest expense	4,318	3,340	8,451	6,269

Net interest income	13,363	13,696	27,061	26,287
Provision for loan losses	37	1,130	226	1,850

Net interest income after provision for loan losses	13,326	12,566	26,835	24,437

Non-interest income:
Fees and service charges	736	695	1,447	1,301
Gain on sales of loans	1,029	1,075	1,953	1,645
Loss on bulk sale of impaired loans held in portfolio	(285)	-	(285)
Other	26	17	45	46
Total non-interest income	1,506	1,787	3,160	2,992

Non-interest expense:
Salaries and employee benefits	6,160	5,616	12,184	10,841
Occupancy and equipment	2,043	1,942	3,915	3,733
Data processing and service fees	833	1,010	1,895	2,061
Professional fees	483	304	910	406
Director fees	183	200	336	379
Regulatory assessments	360	265	710	540
Advertising and promotional	390	237	753	675
Other real estate owned, net	94	120	110	169
Other	1,620	1,469	3,090	2,343
Total non-interest expense	12,166	11,163	23,903	21,147

Income before income tax provision	2,666	3,190	6,092	6,282
Income tax provision	1,085	1,309	2,476	2,555

Net Income	$1,581	$1,881	$3,616	$3,727
Preferred stock dividends	234	201	468	403
Net Income available to common stockholders	$1,347	$1,680	$3,148	$3,324

Net Income per common share-basic and diluted
Basic	$0.12	$0.20	$0.28	$0.40
Diluted	$0.12	$0.20	$0.28	$0.39

Weighted average number of common shares outstanding
Basic	11,229	8,421	11,223	8,410
Diluted	11,233	8,447	11,226	8,434

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Income	$1,581	$1,881	$3,616	$3,727
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	47	(91)	153	(49)
Benefit plans (b)	(15)	-	(15)	(15)
Other comprehensive income	32	(91)	138	(64)
Comprehensive income	$1,613	$1,790	$3,754	$3,663

(a)

Represents the net change of the unrealized gain (loss) on available-for-sale securities.  Represents unrealized gains (losses) of $80,000, ($153,000), $259,000 and ($83,000), respectively less deferred taxes of $33,000, ($62,000), $106,000 and ($34,000), respectively.

(b)

Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $25,000, $0, $25,000, and $25,000, respectively, less deferred taxes of $10,000 $0, $10,000, and $10,000, respectively.  The Consolidated Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2016	$-	$879	$135,977	$27,382	$(29,096)	$(1,598)	$133,544

Redemption of Series A Preferred Stock	-	-	(1,710)	-	-	-	(1,710)

Stock-based compensation expense	-	-	51	-	-	-	51

Dividends payable on Series A, B and C 6% noncumulative perpetual preferred stock	-	-	-	(468)	-	-	(468)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(3,008)	-	-	(3,008)

Dividend Reinvestment Plan	-	-	134	(134)	-	-	-

Stock Purchase Plan	-	2	141	-	-	-	143

Net income	-	-	-	3,616	-	-	3,616

Other comprehensive income	-	-	-	-	-	138	138

Ending Balance at June 30, 2016	$-	$881	$134,593	$27,388	$(29,096)	$(1,460)	$132,306

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2015	$-	$699	$106,012	$25,983	$(29,105)	$(1,337)	$102,252

Proceeds from issuance of Series C preferred stock	-	-	2,350	-	-	-	2,350

Stock-based compensation expense	-	-	33	-	-	-	33

Treasury Stock Adjustment	-	-	-	-	9	-	9

Dividends payable on Series A, B and C 6% noncumulative perpetual preferred stock	-	-	-	(403)	-	-	(403)

Cash dividends on Common Stock ($0.14 per share) declared	-	-	-	(2,230)	-	-	(2,230)

Dividend Reinvestment Plan	-	-	122	(122)	-	-	-

Stock Purchase Plan	-	2	298	-	-	-	300

Net income	-	-	-	3,727	-	-	3,727

Other comprehensive income	-	-	-	-	-	(64)	(64)

Ending Balance at June 30, 2015	$-	$701	$108,815	$26,955	$(29,096)	$(1,401)	$105,974

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities :
Net Income	$3,616	$3,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,162	1,037
Amortization and accretion, net	(964)	(275)
Provision for loan losses	226	1,850
Deferred income tax benefit	(75)	(645)
Loans originated for sale	(17,309)	(11,950)
Proceeds from sale of loans originated for sale	16,370	15,401
Gain on sales of loans originated for sale	(1,953)	(1,645)
Fair value adjustment of OREO	(207)	72
Loss on bulk sale of impaired loans held in portfolio	285	-
Stock compensation expense	51	33
(Increase) in interest receivable	(162)	(472)
Decrease (Increase) in other assets	947	(1,546)
(Decrease) Increase in accrued interest payable	(1)	184
Increase (Decrease) in other liabilities	775	(533)
Net Cash Provided by Operating Activities	2,761	5,238
Cash flows from investing activities:
Proceeds from calls on securities available for sale	793	688
Purchases of securities available for sale	(9,304)	-
Proceeds from sales of other real estate owned	901	1,300
Proceeds from bulk sale of impaired loans held	1,180	-
Redemption of interest-bearing time deposits	258	-
Net increase in loans receivable	(5,930)	(181,747)
Additions to premises and equipment	(2,548)	(2,646)
Purchase of Federal Home Loan Bank of New York stock	(305)	(1,881)
Net Cash Used In Investing Activities	(14,955)	(184,286)
Cash flows from financing activities:
Net increase in deposits	120,376	149,790
Proceeds from long-term debt	-	67,000
Net change in short-term debt	-	(24,000)
Purchases/adjustments of treasury stock	-	9
Cash dividend paid on common stock	(3,008)	(2,230)
Cash dividend paid on preferred stock	(468)	(403)
Net proceeds from issuance of common stock	143	300
Net proceeds from (redemption)/issuance of preferred stock	(1,710)	2,350
Net Cash Provided by Financing Activities	115,333	192,816

Net Increase In Cash and Cash Equivalents	103,139	13,768
Cash and Cash Equivalents-Beginning	132,635	32,123

Cash and Cash Equivalents-Ending	$235,774	$45,891

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$1,727	$1,914
Interest	$8,453	$6,085

Non-cash items:
Transfer of loans to other real estate owned	$458	$725

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2016, and the date these consolidated financial statements were issued.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations.

Note 2 – Reclassification

Certain amounts as of December 31, 2015 and the three and six month periods ended June 30, 2015 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Pension plan:
Interest cost	$82	$96	$164	$161
Expected return on plan assets	(131)	(163)	(262)	(272)
Amortization of unrecognized loss	36	27	72	45

Net periodic pension benefit	(13)	(40)	(26)	(66)

SERP plan:
Interest cost	$3	$4	$6	$6

Net periodic postretirement cost	$3	$4	$6	$6

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

There was no stock option activity in the six months ended June 30, 2016.

Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2015	417,000	$8.93-15.65	$10.75

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at June 30, 2016	417,000	$8.93-15.65	$10.75

As of June 30, 2016, stock options which were granted and were exercisable totaled 75,700 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 341,300 shares underlying unexercised options outstanding as of June 30, 2016 was $846,070 over a weighted average period of 7.56 years.

Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2014	289,720	$8.93-15.65	$11.18

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at June 30, 2015	289,720	$8.93-15.65	$11.18

As of June 30, 2015, stock options which are granted and were exercisable totaled 74,220 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the unvested options outstanding as of June 30, 2015 was $548,758 over a weighted average period of 8.01 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months and six months ended June 30, 2016 and 2015, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended June 30, 2016 and 2015 the weighted average number of outstanding options considered to be anti-dilutive were 39,828 and 48,024 respectively, and for the six months ended June 30, 2016 and 2015, the weighted average number of outstanding options considered to be anti-dilutive were 37,332 and 127,000, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$1,347			$1,680

Basic earnings per share-
Income available to
Common stockholders	$1,347	11,229	$0.12	$1,680	8,421	$0.20

Effect of dilutive securities:
Stock options	-	4		-	26

Diluted earnings per share-
Income available to
Common stockholders	$1,347	11,233	$0.12	$1,680	8,447	$0.20

	For the Six Months Ended June 30,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$3,148			$3,324

Basic earnings per share-
Income available to
Common stockholders	$3,148	11,223	$0.28	$3,324	8,410	$0.40

Effect of dilutive securities:
Stock options	-	3		-	24

Diluted earnings per share-
Income available to
Common stockholders	$3,148	11,226	$0.28	$3,324	8,434	$0.39

Note 5 – Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June 30,  2016 and December 31, 2015:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$4,360	$103	$11	$4,452
Due after ten years	13,779	144	10	13,913
	$18,139	$247	$21	$18,365

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,418	$13	$73	$3,358
Due after ten years	6,238	89	62	6,265
	$9,656	$102	$135	$9,623

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2016
Residential mortgage-backed securities	$-	$-	$3,754	$21	$3,754	$21

	$-	$-	$3,754	$21	$3,754	$21

December 31, 2015
Residential mortgage-backed securities	$1,163	$4	$3,686	$131	$4,849	$135

	$1,163	$4	$3,686	$131	$4,849	$135

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company  intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At June 30, 2016 and December 31, 2015, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these residential mortgage-backed securities, at June 30, 2016 and December 31, 2015 to be temporary.

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of June 30, 2016 and December 31, 2015 by segment and class:

	June 30, 2016	December 31, 2015
	(In Thousands)
Originated loans:
Residential one-to-four family	$119,329	$117,165
Commercial and multi-family	1,008,498	982,828
Construction	71,770	64,008
Commercial business(1)	57,500	70,340
Home equity(2)	31,609	31,237
Consumer	1,703	2,365

Sub-total	1,290,409	1,267,943

Acquired loans recorded at fair value:
Residential one-to-four family	62,309	67,587
Commercial and multi-family	68,767	79,308
Construction	-	-
Commercial business(1)	4,903	4,281
Home equity(2)	16,580	18,851
Consumer	240	263

Sub-total	152,799	170,290

Acquired loans with deteriorated credit:
Residential one-to-four family	1,458	1,474
Commercial and multi-family	764	669
Construction	-	-
Commercial business(1)	-	167
Home equity(2)	-	71
Consumer	-	-
Sub-total	2,222	2,381

Total Loans	1,445,430	1,440,614

Less:
Deferred loan fees, net	(2,201)	(2,454)
Allowance for loan losses	(18,338)	(18,042)

	(20,539)	(20,496)

Total Loans, net	$1,424,891	$1,420,118

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of June 30, 2016, we had $33.6 million in loans classified as substandard, $17.7 million in loans classified as special mention and no loans classified as doubtful or loss. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information has not been provided timely, or the collateral underlying the loan was in the process of being revalued.

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2016. The table also details the amount of total loans receivable, loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of June 30, 2016. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,238	$11,575	$833	$1,662	$342	$925	$264	$17,839
Acquired loans recorded at fair value:	208	10	-	-	44	-	-	262
Acquired loans with deteriorated credit:	47	13	-	4	3	-	-	67
Beginning Balance, March 31, 2016	2,493	11,598	833	1,666	389	925	264	18,168

Charge-offs:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	-	-	-	-
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	-	-	-	-	-	-	-

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	3	-	-	3
Acquired loans with deteriorated credit:	-	-	-	130	-	-	-	130
Sub-total:	-	-	-	130	3	-	-	133

Provisions:
Originated Loans:	(243)	155	(69)	97	33	104	(48)	29
Acquired loans recorded at fair value:	149	(10)	-	-	9	-	-	148
Acquired loans with deteriorated credit:	(4)	1	-	(134)	(3)	-	-	(140)
Sub-total:	(98)	146	(69)	(37)	39	104	(48)	37

Totals:
Originated Loans:	1,995	11,730	764	1,759	375	1,029	216	17,868
Acquired loans recorded at fair value:	357	-	-	-	56	-	-	413
Acquired loans with deteriorated credit:	43	14	-	-	-	-	-	57
Ending Balance, June 30, 2016	$2,395	$11,744	$764	$1,759	$431	$1,029	$216	$18,338

Loans Receivable:

Ending Balance Originated Loans:	$119,329	$1,008,498	$71,770	$57,500	$31,609	$1,703	$-	$1,290,409
Ending Balance Acquired loans recorded at fair value:	62,309	68,767	-	4,903	16,580	240	-	152,799
Ending Balance Acquired loans with deteriorated credit:	1,458	764	-	-	-	-	-	2,222
Total Gross Loans:	$183,096	$1,078,029	$71,770	$62,403	$48,189	$1,943	$-	$1,445,430

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,356	$14,512	$-	$3,798	$1,126	$1,263	$-	$31,055
Ending Balance Acquired loans recorded at fair value:	8,751	6,281	-	-	1,276	-	-	16,308
Ending Balance Acquired loans with deteriorated credit:	1,458	528	-	-	-	-	-	1,986
Ending Balance Loans individually evaluated
for impairment:	$20,565	$21,321	$-	$3,798	$2,402	$1,263	$-	$49,349

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$108,973	$993,986	$71,770	$53,702	$30,483	$440	$-	$1,259,354
Ending Balance Acquired loans recorded at fair value:	53,558	62,486	-	4,903	15,304	240	-	136,491
Ending Balance Acquired loans with deteriorated credit:	-	236	-	-	-	-	-	236
Ending Balance Loans collectively evaluated
for impairment:	$162,531	$1,056,708	$71,770	$58,605	$45,787	$680	$-	$1,396,081
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2016, and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,107	$11,643	$722	$1,749	$369	$879	$168	$17,637
Acquired loans recorded at fair value:	270	17	-	-	50	-	-	337
Acquired loans with deteriorated credit:	47	14	-	4	3	-	-	68
Beginning Balance, December 31, 2015	2,424	11,674	722	1,753	422	879	168	18,042

Charge-offs:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	67	-	-	3	3	-	-	73
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	67	-	-	3	3	-	-	73

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	14	-	-	14
Acquired loans with deteriorated credit:	-	-	-	129	-	-	-	129
Sub-total:	-	-	-	129	14	-	-	143

Provisions:
Originated Loans:	(112)	87	42	10	6	150	48	231
Acquired loans recorded at fair value:	154	(17)	-	3	(5)	-	-	135
Acquired loans with deteriorated credit:	(4)	-	-	(133)	(3)	-	-	(140)
Sub-total:	38	70	42	(120)	(2)	150	48	226

Totals:
Originated Loans:	1,995	11,730	764	1,759	375	1,029	216	17,868
Acquired loans recorded at fair value:	357	-	-	-	56	-	-	413
Acquired loans with deteriorated credit:	43	14	-	-	-	-	-	57
Ending Balance, June 30, 2016	$2,395	$11,744	$764	$1,759	$431	$1,029	$216	$18,338

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2015. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of June 30, 2015 (In Thousands):

	Residential	Commercial & Multi-family	Construction	Business (1)	Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$2,310	$10,387	$1,056	$1,242	$316	$629	$168	$16,108
Acquired loans recorded at fair value:	336	141	-	-	46	-	-	523
Acquired loans with deteriorated credit:	60	23	-	11	3	-	-	97
Beginning Balance, March 31, 2015	2,706	10,551	1,056	1,253	365	629	168	16,728

Charge-offs:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	58	-	-	-	68	-	-	126
Acquired loans with deteriorated credit:	-	-	-	27	-	-	-	27
Sub-total:	58	-	-	27	68	-	-	153

Recoveries:
Originated Loans:	-	6	-	-	-	-	-	6
Acquired loans recorded at fair value:	-	-	-	-	1	-	-	1
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	6	-	-	1	-	-	7

Provisions:
Originated Loans:	(142)	1,053	80	150	2	93	(5)	1,231
Acquired loans recorded at fair value:	(98)	(66)	-	-	52	-	-	(112)
Acquired loans with deteriorated credit:	(6)	(3)	-	20	-	-	-	11
Sub-total:	(246)	984	80	170	54	93	(5)	1,130

Totals:
Originated Loans:	2,168	11,446	1,136	1,392	318	722	163	17,345
Acquired loans recorded at fair value:	180	75	-	-	31	-	-	286
Acquired loans with deteriorated credit:	54	20	-	4	3	-	-	81
Ending Balance, June 30, 2015	$2,402	$11,541	$1,136	$1,396	$352	$722	$163	$17,712

Loans Receivable:

Ending Balance Originated Loans:	$134,794	$894,239	$86,751	$67,661	$31,748	$1,862	$-	$1,217,055
Ending Balance Acquired loans recorded at fair value:	75,137	88,328	-	4,566	20,713	605	-	189,349
Ending Balance Acquired loans with deteriorated credit:	1,579	1,119	-	167	77	-	-	2,942
Total Gross Loans:	$211,510	$983,686	$86,751	$72,394	$52,538	$2,467	$-	$1,409,346

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,245	$11,643	$-	$4,847	$1,396	$1,463	$-	$29,594
Ending Balance Acquired loans recorded at fair value:	10,344	6,989	-	-	960	-	-	18,293
Ending Balance Acquired loans with deteriorated credit:	1,579	871	-	167	77	-	-	2,694
Ending Balance Loans individually evaluated
for impairment:	$22,168	$19,503	$-	$5,014	$2,433	$1,463	$-	$50,581

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$124,549	$882,596	$86,751	$62,814	$30,352	$399	$-	$1,187,461

Ending Balance Acquired loans recorded at fair value:	64,793	81,339	-	4,566	19,753	605	-	171,056
Ending Balance Acquired loans with deteriorated credit:	-	248	-	-	-	-	-	248
Ending Balance Loans collectively evaluated
for impairment:	$189,342	$964,183	$86,751	$67,380	$50,105	$1,004	$-	$1,358,765
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

_______

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of June 30, 2016 and December 31, 2015. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2016 and December 31, 2015, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of June 30, 2016	As of December 31, 2015
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$3,389	$2,603
Commercial and multi-family	9,609	9,782
Construction	-	-
Commercial business(1)	638	718
Home equity(2)	407	777
Consumer	-	-

Sub-total:	$14,043	$13,880

Acquired loans recorded at fair value:
Residential one-to-four family	$4,940	$5,592
Commercial and multi-family	1,417	3,025
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	667	665
Consumer	-	-

Sub-total:	$7,024	$9,282

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	167
Home equity(2)	-	118
Consumer	-	-

Sub-total:	$-	$285

Total	$21,067	$23,447

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and six months ended June 30, 2016 and 2015. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2016	2015	2015	2016	2016	2015	2015

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$4,085	$23	$2,582	$26	$3,938	$47	$2,987	$51
Commercial and Multi-family	10,313	58	7,338	77	10,687	115	7,362	154
Construction	1,492	-	-	-	-	-	-	-
Commercial business(1)	2,030	27	2,646	37	2,046	53	2,961	75
Home equity(2)	1,039	8	871	13	1,106	16	866	26
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$18,959	$116	$13,437	$153	$17,777	$231	$14,176	$306

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$5,308	$31	$5,840	$48	$6,223	$62	$5,964	$97
Commercial and Multi-family	4,637	52	4,837	48	4,703	104	4,926	97
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	589	5	736	5	708	9	622	10
Consumer	-	-	-	-	-	-	-	-

Sub-total	$10,534	$88	$11,413	$101	$11,634	$175	$11,512	$204

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,462	$22	$1,494	$30	$1,466	$45	$1,498	$60
Commercial and Multi-family	529	7	873	8	477	14	874	16
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	181	-	-	-	84	-
Home equity(2)	37	-	79	-	36	-	80	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$2,028	$29	$2,627	$38	$1,979	$59	$2,536	$76

Total Impaired Loans
With no related allowance recorded:	$31,521	$233	$27,477	$292	$31,390	$465	$28,224	$586

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and six months ended June 30, 2016 and 2015. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2016	2015	2015	2016	2016	2015	2015

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$5,620	$64	$7,907	$77	$5,801	$128	$8,158	$153
Commercial and Multi-family	4,258	6	3,469	-	3,910	12	3,221	-
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	1,921	20	2,272	23	1,955	39	1,930	46
Home equity(2)	214	2	374	1	186	5	376	1
Consumer	1,263	-	1,567	-	1,363	-	1,657	-

Sub-total:	$13,276	$92	$15,589	$101	$13,215	$184	$15,342	$200

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,782	$20	$4,101	$35	$3,096	$39	$4,100	$70
Commercial and Multi-family	1,360	16	2,148	20	1,826	16	1,758	39
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	730	5	343	5	612	27	440	9
Consumer	-	-	-	-	-	-	-	-

Sub-total	$5,872	$41	$6,592	$60	$5,534	$82	$6,298	$118

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$-	$-	$90	$2	$-	$-	$90	$4
Commercial and Multi-family	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	82	-	-	-	84	-	185	-
Home equity(2)	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$82	$0	$90	$2	$84	$0	$275	$4

Total Impaired Loans
with an allowance recorded:	$19,230	$133	$22,271	$163	$18,833	$266	$21,915	$322

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

June 30, 2016 and December 31, 2015. (In Thousands):

	As of June 30, 2016			As of December 31, 2015
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$4,739	$4,806	$-	$3,136	$3,199	$-
Commercial and multi-family	10,664	10,862	-	10,709	10,934	-
Construction	-	-	-	-	-	-
Commercial business(1)	1,968	2,700	-	2,123	3,183	-
Home equity(2)	941	1,004	-	1,270	1,326	-
Consumer	-	-	-	-	-	-

Sub-total:	$18,312	$19,372	$-	$17,238	$18,642	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$4,799	$4,972	$-	$7,646	$8,082	$-
Commercial and Multi-family	5,022	5,090	-	4,383	4,483	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	532	625	-	884	1,061	-
Consumer	-	-	-	-	-	-

Sub-total:	$10,353	$10,687	$-	$12,913	$13,626	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,458	$2,085	$-	$1,474	$2,101	$-
Commercial and Multi-family	528	559	-	426	574	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	71	135	-
Consumer	-	-	-	-	-	-

Sub-total:	$1,986	$2,644	$-	$1,971	$2,810	$-

Total Impaired Loans
with no related allowance recorded:	$30,651	$32,703	$-	$32,122	$35,078	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at June 30, 2016 and December 31, 2015. (In Thousands):

	As of June 30, 2016			As of December 31, 2015
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$5,617	$5,621	$506	$5,984	$5,993	$594
Commercial and Multi-family	3,848	3,929	1,132	3,972	3,972	1,069
Construction	-	-	-	-	-	-
Commercial business(1)	1,830	2,068	994	2,080	2,445	841
Home equity(2)	185	185	5	186	189	3
Consumer	1,263	1,263	1,026	1,463	1,463	876

Sub-total:	$12,743	$13,066	$3,663	$13,685	$14,062	$3,383

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$3,952	$4,171	$447	$2,239	$2,402	$219
Commercial and Multi-family	1,259	1,262	58	2,392	2,496	85
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	744	793	47	479	518	36
Consumer	-	-	-	-	-	-

Sub-total	$5,955	$6,226	$552	$5,110	$5,416	$340

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$-	$-	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	167	368	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$167	$368	$-

Total Impaired Loans
with an allowance recorded:	$18,698	$19,292	$4,215	$18,962	$19,846	$3,723

Total Impaired Loans
with no related allowance recorded:	$30,651	$32,703	$-	$32,122	$35,078	$-

Total Impaired Loans:	$49,349	$51,995	$4,215	$51,084	$54,924	$3,723

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at June 30, 2016, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
June 30, 2016	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	7	$2,645	1	$66	8	$2,711
Commercial and multi-family	4	3,124	14	5,371	18	8,495
Construction	-	-	-	-	-	0
Commercial business(1)	2	998	1	375	3	1,373
Home equity(2)	3	534	1	51	4	585
Consumer	-	-	-	-	-	0

Sub-total:	16	$7,301	17	$5,863	33	$13,164

Acquired loans recorded at fair value:
Residential one-to-four family	16	$3,712	9	$2,451	25	$6,163
Commercial and Multi-family	13	4,864	1	582	14	5,446
Construction	-	-	-	-	-	0
Commercial business(1)	-	-	-	-	-	0
Home equity(2)	4	432	1	220	5	652
Consumer	-	-	-		-	0

Sub-total:	33	$9,008	11	$3,253	44	$12,261

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,085	-	$-	5	$2,085
Commercial and Multi-family	1	559	-	-	1	559
Construction	-	-	-	-	-	0
Commercial business(1)	-	-	-	-	-	0
Home equity(2)	-	-	-	-	-	0
Consumer	-	-	-	-	-	0

Sub-total:	6	$2,644	-	$-	6	$2,644

Total	55	$18,953	28	$9,116	83	$28,069

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

There were no troubled debt restructurings which occurred during the three months ended June 30, 2016.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended June 30, 2016. (Dollars In Thousands):

Three Months Ended June 30, 2016
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	1	226
Home equity(2)	-	-
Consumer	-

Sub-total:	1	$226

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Total	1	$226

__________
(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued

The following table summarizes information in regards to troubled debt restructurings which occurred during the six months ended June 30, 2016. (Dollars In Thousands):

Six Months Ended June 30, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$71	$71
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$71	$71

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	223	223
Consumer	-	-	-

Sub-total:	1	$223	$223

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer		-	-

Sub-total:	-	$-	$-

Total	2	$294	$294

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the six months ended June 30, 2016. (Dollars In Thousands):

Six Months Ended June 30, 2016
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	1	246
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$246

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	1	$246

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended June 30, 2015 (dollars in thousands):

Three Months Ended June 30, 2015		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	$1	$836	$836
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$1	$836	$836

Acquired loans recorded at fair value:
Residential one-to-four family	$1	$1,067	$1,083
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	223	223
Consumer	-	-	-

Sub-total:	$2	$1290	$1306

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$-	$-	$-

Total	$3	$2,126	$2,142

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended June 30, 2015.

Three Months Ended June 30, 2015
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	63
Consumer	-	-

Sub-total:	1	$63

Acquired loans recorded at fair value:
Residential one-to-four family	2	$1,254
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	2	$1254

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Total	3	$1,317

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regard to troubled debt restructurings which occurred during the six months ended June 30, 2015 (dollars in thousands):

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the six months ended June 30, 2015 (dollars in thousands):

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of June 30, 2016. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$3,939	$1,201	$3,127	$8,267	$111,062	$119,329	$-
Commercial and multi-family	30,453	13,375	4,823	48,651	959,847	1,008,498	-
Construction	1,653	5,096	-	6,749	65,021	71,770	-
Commercial business(1)	2,994	683	193	3,870	53,630	57,500	-
Home equity(2)	542	179	178	899	30,710	31,609	-
Consumer	13	-	-	13	1,690	1,703	-

Sub-total:	$39,594	$20,534	$8,321	$68,449	$1,221,960	$1,290,409	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$1,557	$1,132	$3,271	$5,960	$56,349	62,309	$251
Commercial and multi-family	1,853	63	904	2,820	65,947	68,767	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	65	65	4,838	4,903	65
Home equity(2)	462	364	319	1,145	15,435	16,580	-
Consumer	10	-	-	10	230	240	-

Sub-total:	$3,882	$1,559	$4,559	$10,000	$142,799	$152,799	$316

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,458	1,458	$-
Commercial and multi-family	-	-	-	-	764	764	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$2,222	$2,222	$-

Total	$43,476	$22,093	$12,880	$78,449	$1,366,981	$1,445,430	$316

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of June 30, 2016. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss		Total

Originated loans:
Residential one-to-four family	$109,302	$6,448	$3,579	$-		$-	$119,329
Commercial and multi-family	990,372	4,158	13,968	-		-	1,008,498
Construction	71,289	481	-	-		-	71,770
Commercial business(1)	52,145	1,985	3,370	-		-	57,500
Home equity(2)	30,619	532	458	-		-	31,609
Consumer	540	26	1,137	-		-	1,703

Sub-total:	$1,254,267	$13,630	$22,512	$-		$-	$1,290,409

Acquired loans recorded at fair value:
Residential one-to-four family	$55,548	$1,185	$5,576	$-	$		62,309
Commercial and multi-family	63,249	1,732	3,786	-		-	68,767
Construction	-	-	-	-		-	-
Commercial business(1)	4,903	-	-	-		-	4,903
Home equity(2)	15,591	8	981	-		-	16,580
Consumer	240	-	-	-		-	240

Sub-total:	$139,531	$2,925	$10,343	$-		$-	$152,799

Residential one-to-four family	$147	$579	$732	$-		$-	1,458
Commercial and multi-family	236	528	-	-		-	764
Construction	-	-	-	-		-	-
Commercial business(1)	-	-	-	-		-	-
Home equity(2)	-	-	-	-		-	-
Consumer	-	-	-	-		-	-

Sub-total:	$383	$1,107	$732	$-		$-	$2,222

Total Gross Loans	$1,394,181	$17,662	$33,587	$-		$-	$1,445,430

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	June 30,	December 31,
	2016	2015

Unpaid principal balance	$161,922	$183,046
Recorded investment	155,021	172,671

The following table presents changes in the accretable discount on loans acquired for the three and six months ended June 30, 2016 and 2015. (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance, Beginning of Period	$49,879	$66,934	$53,612	$70,522
Accretion	(3,674)	(5,467)	(7,602)	(9,138)
Net Reclassification from Non-Accretable Difference	127	472	322	555
Balance, End of Period	$46,332	$61,939	$46,332	$61,939

The following table presents changes in the non-accretable yield on loans acquired for the three and six months ended June 30, 2016 and 2015. (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance, Beginning of Period	$2,846	$3,690	$3,041	$3,773
Loans Sold	-	-	-	-
Net Reclassification to Accretable Difference	(127)	(472)	(322)	(555)
Balance, End of Period	$2,719	$3,218	$2,719	$3,218

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2016
Securities available for sale — Residential Mortgage Backed Securities	$18,365	$	$18,365	$

As of December 31, 2015:
Securities available for sale — Residential mortgage-backed securities	$9,623	$-	$9,623	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2016 and 2015.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2016
Impaired Loans	$14,483	$	$	$14,483
Other real estate owned	$1,328	$	$	$1,328

As of December 31, 2015:
Impaired Loans	$15,239	$-	$-	$15,239
Other real estate owned	$1,564	$-	$-	$1,564

Note 7 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2016 and December 31, 2015 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
June 30, 2016:
Impaired Loans	$14,483	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$1,328	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2015:
Impaired Loans	$15,239	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$1,564	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of June 30, 2016 and December 31, 2015.

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

Note 7 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2016 and December 31, 2015 consisted of the loan balances of $19.8 million and $19.0 million, net of a valuation allowance of $3.80 million and $3.79 million, respectively.

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

Note 7 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$15,277	$15,277	$15,277	$	$
Interest-earning time deposits	220,497	220,497	220,497
Securities available for sale	18,365	18,365		18,365
Loans held for sale	4,875	4,891		4,891
Loans receivable, net	1,424,891	1,469,691			1,469,691
FHLB of New York stock, at cost	11,016	11,016		11,016
Accrued interest receivable	5,757	5,757		5,757

Financial liabilities:
Deposits	1,394,305	1,399,010	770,278	628,732
Borrowings	200,000	204,009		204,009
Subordinated debentures	4,124	4,207		4,207
Accrued interest payable	1,052	1,052		1,052

	As of December 31, 2015

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$132,635	$132,635	$132,635	$-	$-
Interest-earning time deposits	1,238	1,238	1,238	-	-
Securities available for sale	9,623	9,623	-	9,623	-
Loans held for sale	1,983	2,004	-	2,004	-
Loans receivable, net	1,420,118	1,443,739	-	-	1,443,739
FHLB of New York stock, at cost	10,711	10,711	-	10,711	-
Accrued interest receivable	5,595	5,595	-	5,595	-

Financial liabilities:
Deposits	1,273,929	1,270,267	653,763	616,504	-
Borrowings	200,000	202,948	-	202,948	-
Subordinated debentures	4,124	4,185	-	4,185	-
Accrued interest payable	1,053	1,053	-	1,053	-

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
• changes in consumer spending;
• our ability to retain key employees;
• the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory risk;
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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2016 we had approximately $1.738 billion in consolidated assets, $1.394 billion in deposits and $132.3 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2016 the Bank operated through seventeen branches in Bayonne, Colonia, Jersey City, Hoboken, Fairfield, Holmdel, Monroe Township, Rutherford, South Orange, and Woodbridge, New Jersey, as well as two branches in Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Financial Condition

Total assets increased by $120.0 million, or 7.4 percent, to $1.738 billion at June 30, 2016 from $1.618 billion at December 31, 2015. The increase in total assets occurred primarily as a result of an increase in cash and cash equivalents of $103.1 million, an increase in securities available for sale of $8.7 million, an increase in loans held for sale of $2.9 million, an increase in loans receivable, net of $4.7 million, and an increase in premises and equipment of $1.4 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase securities in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices in 2016.

Total cash and cash equivalents increased by $103.1 million, or 77.8 percent, to $235.7 million at June 30, 2016 from $132.6 million at December 31, 2015 due to the Company’s strategy to increase our deposit base.

Loans receivable, net increased by $4.8 million, or 0.3 percent, to $1.425 billion at June 30, 2016 from $1.420 billion at December 31, 2015. The increase resulted primarily from an increase of $23.0 million in commercial real estate mortgages, primarily consisting of commercial and multi-family loans, construction and commercial participation loans with other financial institutions, partly offset by decreases of $12.4 million in business loans and commercial lines of credit, $3.1 million in residential real estate loans and $2.0 million in home equity loans and home equity lines of credit. As of June 30, 2016, the allowance for loan losses was $18.3 million, or 75.6 percent, of non-performing loans and 1.27 percent of gross loans.

Deposit liabilities increased by $120.4 million, or 9.4 percent, to $1.394 billion at June 30, 2016 from $1.274 billion at December 31, 2015. The increase resulted primarily from increases of $80.1 million in NOW deposits, $12.5 million in certificates of deposit, $15.0 million in non-interest-bearing deposits, $5.6 million in savings and club deposits, and $7.1 million in money market interest-bearing deposits. In addition to organic deposit growth resulting from the opening of four additional branches over the last 18 months, the Company has also added listing service certificates of deposit and brokered certificates of deposit to fund loan growth, which totaled $42.0 million and $21.9 million, respectively, at June 30, 2016.

There was no change in long-term debt at June 30, 2016 from $200.0 million at December 31, 2015. The purpose of these borrowings reflected the use of long-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities. The Federal Home Loan Bank advances resulted from the Company’s utilization of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy. The weighted average interest rate of borrowings was 3.03 percent at June 30, 2016.

Stockholders’ equity decreased by $1.2 million, or 0.9 percent, to $132.3 million at June 30, 2016 from $133.5 million at December 31, 2015. The decrease in stockholders’ equity was primarily attributable to the redemption of $1.7 million in Series A preferred stock, cash dividends paid during the six-month period totaling $3.0 million on outstanding shares of common stock and $468,000 on outstanding preferred stock, partly offset by net income of $3.6 million. The Company accrued a dividend payable for the second quarter on our outstanding preferred stock of $234,000 which will be paid in the third quarter. As of June 30, 2016, the Bank’s Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets were 11.66 percent, 10.40 percent, 10.40 percent and 7.88 percent, respectively.

Results of Operations comparison for the Three Months ended June 30, 2016 and 2015

Net income was $1.6 million for the three months ended June 30, 2016, compared with $1.9 million for the three months ended June 30, 2015. The decrease in net income was primarily related to decreases in net interest income and non-interest income, and an increase in non-interest expense, partly offset by an increase in the provision for loan losses and a decrease in the income tax provision. Basic and diluted earnings per share were $0.12 for the three months ended June 30, 2016, compared with $0.20 for the three months ended June 30, 2015.

Net interest income decreased by $333,000, or 2.4 percent, to $13.3 million for the three months ended June 30, 2016 from $13.7 million for the three months ended June 30, 2015. The decrease in net interest income resulted primarily from a decrease in the average yield on interest-earning assets of 60 basis points, or 12.4 percent to 4.22 percent for the three months ended June 30, 2016 from 4.82 percent for the three months ended June 30, 2015, increases in the average balance and cost of interest-bearing liabilities, partly offset by an increase in the average balance of interest-bearing assets of $261.1 million, or 18.5 percent, to $1.675 billion for the three months ended June 30, 2016 from $1.414 billion for the three months ended June 30, 2015.

Interest income on loans receivable increased by $399,000, or 2.4 percent, to $17.3 million for the three months ended June 30, 2016 from $16.9 million for the three months ended June 30, 2015. The increase was primarily attributable to an increase in the average balance of loans receivable of $93.9 million, or 6.9 percent, to $1.448 billion for the three months ended June 30, 2016 from $1.355 billion for the three months ended June 30, 2015, partly offset by a decrease in the average yield on loans receivable to 4.77 percent for the three months ended June 30, 2016 from 4.98 percent for the three months ended June 30, 2015. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included the hiring of additional loan production and business development personnel and the opening of four additional branches over the last 18 months. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on securities increased by $21,000, or 13.8 percent, to $173,000 for the three months ended June 30, 2016 from $152,000 for the three months ended June 30, 2015. This increase was primarily due to an increase in the average balance of securities of $1.6 million, or 8.0 percent, to $21.5 million for the three months ended June 30, 2016 from $19.9 million for the three months ended June 30, 2015, and an increase in the average yield of securities to 3.22 percent for the three months ended June 30, 2016 from 3.07 percent for the three months ended June 30, 2015.

Interest income on other interest-earning assets increased by $225,000, to $245,000 for the three months ended June 30, 2016 from $20,000 for the three months ended June 30, 2015. This increase was primarily due to an increase in the average balance of other interest-earning assets of $165.7 million to $204.7 million for the three months ended June 30, 2016 from $39.0 million for the three months ended June 30, 2015. The increase in the average balance of other interest-earning assets related to an increase in deposits, the funds of which will be deployed for the repayment of FHLB advances, purchases of investment securities and funding loan growth.

Total interest expense increased by $978,000, or 29.3 percent, to $4.3 million for the three months ended June 30, 2016 from $3.3 million for the three months ended June 30, 2015. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $230.0 million, or 19.3 percent, to $1.422 billion for the three months ended June 30, 2016 from $1.192 billion for the three months ended June 30, 2015, and the average cost of interest-bearing liabilities increased by 9 basis points to 1.21 percent for the three months ended June 30, 2016 from 1.12 percent for the three months ended June 30, 2015. The average balance of deposits increased $223.6 million, or 22.6 percent, to $1.212 billion for the three months ended June 30, 2016 from $988.4 million for the three months ended June 30, 2015, and the average balance of borrowings increased $6.0 million, or 2.9 percent, to $209.9 million for the three months ended June 30, 2016 from $203.9 million for the three months ended June 30, 2015. The increase in the average rate on interest-bearing liabilities was due to competitive forces in attracting new deposits and a change in the mix of funding sources and terms, including the Bank’s 15-month CD promotion to support loan growth. The average cost of deposits increased by 20 basis points to 0.89 percent for the three months ended June 30, 2016 from 0.69 percent for the three months ended June 30, 2015. The increase in Federal Home Loan Bank (“FHLB”) advances resulted from the Company’s utilization of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy. The average rate of these FHLB borrowings was 3.03 percent and the average remaining term was 2.1 years at June 30, 2016, as compared with 3.19 percent and 2.4 years at December 31, 2015.

Net interest margin was 3.19 percent for the three-month period ended June 30, 2016 and 3.88 percent for the three-month period ended June 30, 2015. The decline in net interest margin was the result of competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

The provision for loan losses decreased by $1.1 million, or 96.7 percent, to $37,000 for the three months ended June 30, 2016 from $1.1 million for the three months ended June 30, 2015. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2016, the Company experienced $133,000 of net recoveries compared to $146,000 in net charge-offs for the three months ended June 30, 2015. The Bank had non-performing loans totaling $21.1 million, or 1.46 percent, of gross loans at June 30, 2016 and $23.4 million, or 1.63 percent, of gross loans at December 31, 2015. The allowance for loan losses was $18.3 million, or 1.27 percent, of gross loans at June 30, 2016, $18.0 million, or 1.25 percent, of gross loans at December 31, 2015 and $17.7 million, or 1.26 percent, of gross loans at June 30, 2015. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The increase in the allowance for loan losses reflected growth in the loan portfolio. Management believes that the allowance for loan losses was adequate at June 30, 2016 and December 31, 2015.

Total non-interest income decreased by $281,000, or 15.7 percent, to $1.5 million for the three months ended June 30, 2016 from $1.8 million for the three months ended June 30, 2015. Gain on sales of loans decreased by $208,000 to $1.0 million for the three months ended June 30, 2016 compared to $1.2 million for the three months ended June 30, 2015. A loss on a bulk sale of impaired loans held in portfolio of $285,000 was incurred during the three months ended June 30, 2016, with no comparable sale for the three months ended June 30, 2015. The decrease in total non-interest income was partly offset by increases in fees and service charges of $203,000 to $736,000 for the three months ended June 30, 2016 from $533,000 for the three months ended June 30, 2015, as well as an increase in other non-interest income of $9,000 to $26,000 for the three months ended June 30, 2016 from $17,000 for the three months ended June 30, 2015.

Total non-interest expense increased by $1.0 million, or 9.0 percent, to $12.2 million for the three months ended June 30, 2016 from $11.2 million for the three months ended June 30, 2015. Salaries and employee benefits expense increased by $544,000, or 9.7 percent, to $6.2 million for the three months ended June 30, 2016 from $5.6 million for the three months ended June 30, 2015. This increase in both salaries and employee benefits was mainly attributable to an increase of 56 full-time equivalent employees, or 17.0 percent, to 386 at June 30, 2016 from 330 at June 30, 2015, which relates to the addition of business development and loan administration employees and the opening of four new branch offices in the last 18 months. Occupancy and equipment expense increased by $101,000, or 5.2 percent, to $2.0 million for the three months ended June 30, 2016 from $1.9 million for the three months ended June 30, 2015. The increase in occupancy and equipment expense also related primarily to the opening of the new branch offices. Professional fees increased by $179,000, or 58.9 percent, to $483,000 for the three months ended June 30, 2016 from $304,000 for the three months ended June 30, 2015. The increase in professional fees resulted from a $400,000 reduction in expense in the prior-year period upon the settlement of a litigation issue, including legal fees. Regulatory assessments increased by $95,000, or 35.8 percent, to $360,000 for the three months ended June 30, 2016 from $265,000 for the three months ended June 30, 2015, primarily related to asset growth. Advertising expense increased by $153,000, or 64.6 percent, to $390,000 for the three months ended June 30, 2016 from $237,000 for the three months ended June 30, 2015, resulting from continued expansion into new market areas. Other non-interest expense increased by $151,000, or 10.3 percent, to $1.6 million for the three months ended June 30, 2016 from $1.5 million for the three months ended June 30, 2015. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses, which all experienced increases as part of the Company’s growth strategy. The increase in total non-interest expense was partly offset by decreases in data processing expense of $177,000, or 17.5 percent, to $833,000 for the three months ended June 30, 2016 as compared to $1.0 million for the three months ended June 30, 2015, a decrease in directors fees by $17,000, or 8.5 percent, to $183,000 for the three months ended June 30, 2016 from $200,000 for the three months ended June 30, 2015, as well as a decrease in other real estate owned (OREO) expenses by $26,000, or 21.7 percent, to $94,000 for the three months ended June 30, 2016 from $120,000 for the three months ended June 30, 2015. The decrease in data processing expense primarily related to efficiencies achieved with the conversion to a new core system.

Income tax provision decreased by $224,000, or 17.1 percent, to $1.1 million for the three months ended June 30, 2016 from $1.3 million for the three months ended June 30, 2015. The decrease in income tax provision was a result of lower taxable income during the three-month period ended June 30, 2016 as compared with the three months ended June 30, 2015. The consolidated effective tax rate for the three months ended June 30, 2016 was 40.7 percent compared to 41.0 percent for the three months ended June 30, 2015.

Results of Operations comparison for the Six Months Ended June 30, 2016 and 2015

Net income was $3.6 million for the six months ended June 30, 2016, compared with $3.7 million for the six months ended June 30, 2015. The decrease in net income was primarily related to an increase in non-interest expense, partially offset by increases in net interest income and non-interest income and a decrease in the income tax provision. Basic and diluted earnings per share were $0.28 for the six months ended June 30, 2016, compared with $0.40 and $0.39, respectively, for the six months ended June 30, 2015.

Net interest income increased by $774,000, or 2.9 percent, to $27.1 million for the six months ended June 30, 2016 from $26.3 million for the six months ended June 30, 2015. The increase in net interest income resulted primarily from an increase in the average balance of interest-bearing assets of $289.4 million, or 21.9 percent, to $1.650 billion for the six months ended June 30, 2016 from $1.360 billion for the six months ended June 30, 2015, partly offset by a decrease in the average yield on interest-earning assets of 48 basis points, or 10.1 percent, to 4.31 percent for the six months ended June 30, 2016 from 4.79 percent for the six months ended June 30, 2015. Total interest expense increased by $2.2 million, or 34.8 percent, to $8.5 million for the six months ended June 30, 2016 from $6.3 million for the six months ended June 30, 2015.

Interest income on loans receivable increased by $2.5 million, or 7.8 percent, to $34.8 million for the six months ended June 30, 2016 from $32.2 million for the six months ended June 30, 2015. The increase was primarily attributable to an increase in the average balance of loans receivable of $136.7 million, or 10.5 percent, to $1.445 billion for the six months ended June 30, 2016 from $1.308 billion for the six months ended June 30, 2015 partially offset by a decrease in the average yield on loans receivable to 4.81 percent for the six months ended June 30, 2016 from 4.93 percent for the six months ended June 30, 2015. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included the hiring of additional loan production and business development personnel and the opening of four additional branches over the last 18 months. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on securities increased by $75,000, or 25.2 percent, to $373,000 for the six months ended June 30, 2016 from $298,000 for the six months ended June 30, 2015. This increase was primarily due to an increase in the average balance of securities of $1.5 million, or 7.8 percent, to $21.0 million for the six months ended June 30, 2016 from $19.5 million for the six months ended June 30, 2015, and by an increase in the average yield of securities to 3.55 percent for the six months ended June 30, 2016 from 3.06 percent for the six months ended June 30, 2015.

Interest income on other interest-earning assets increased by $356,000 to $383,000 for the six months ended June 30, 2016 from $27,000 for the six months ended June 30, 2015. This increase was primarily due to an increase in the average balance of other interest-earning assets of $151.2 million to $183.8 million for the six months ended June 30, 2016 from $32.6 million for the six months ended June 30, 2015. The increase in the average balance of other interest-earning assets related to an increase in deposits, the funds of which will be deployed for the repayment of FHLB advances, purchases of investment securities and funding loan growth.

Total interest expense increased by $2.2 million, or 34.8 percent, to $8.5 million for the six months ended June 30, 2016 from $6.3 million for the six months ended June 30, 2015. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $254.7 million, or 22.3 percent to $1.399 billion for the six months ended June 30, 2016 from $1.144 billion for the six months ended June 30, 2015, and an increase in the average cost of interest-bearing liabilities of 11 basis points to 1.21 percent for the six months ended June 30, 2016 from 1.10 percent for the six months ended June 30, 2015. The average balance of deposits increased $236.9 million, or 24.9 percent, to $1.190 billion for the six months ended June 30, 2016 from $952.6 million for the six months ended June 30, 2015, and the average balance of borrowings increased $17.8 million, or 9.29 percent, to $209.4 million for the six months ended June 30, 2016 from $191.6 million and for the six months ended June 30, 2015. The increase in the average rate on interest-bearing liabilities was due to competitive forces in attracting new deposits and a change in the mix of funding sources and terms, including interest expense associated with the Bank’s 15-month CD promotion, to support loan growth. The average cost of deposits increased by 22 basis points to 0.87 percent for the six months ended June 30, 2016 from 0.65 percent for the six months ended June 30, 2015. The increase in Federal Home Loan Bank (“FHLB”) advances resulted from the Company’s utilization of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy. The average rate of these FHLB borrowings was 3.03 percent and the average remaining term was 2.1 years at June 30, 2016, as compared with 3.19 percent and 2.4 years at December 31, 2015.

The net interest margin was 3.28 percent for the six-month period ended June 30, 2016 and 3.87 percent for the six-month period ended June 30, 2015. The decline in net interest margin was the result of competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

The provision for loan losses decreased by $1.6 million to $226,000 for the six months ended June 30, 2016 from $1.9 million for the six months ended June 30, 2015. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2016, the Company experienced $70,000 in net recoveries compared to $289,000 in net charge-offs for the six months ended June 30, 2015. The Bank had non-performing loans totaling $21.1 million, or 1.46 percent, of gross loans at June 30, 2016 and $23.4 million, or 1.63 percent, of gross loans at December 31, 2015. The allowance for loan losses was $18.3 million, or 1.27 percent, of gross loans at June 30, 2016, $18.0 million, or 1.25 percent, of gross loans at December 31, 2015 and $17.7 million, or 1.26 percent, of gross loans at June 30, 2015. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The increase in the allowance for loan losses reflected growth in the loan portfolio. Management believes that the allowance for loan losses was adequate at June 30, 2016 and December 31, 2015.

Total non-interest income increased by $168,000, or 5.6 percent, to $3.2 million for the six months ended June 30, 2016 from $3.0 million for the six months ended June 30, 2015. Non-interest income reflected an increase of $414,000 in fees and service charges for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 and an increase of $40,000 in gain on sale of loans for the six months ended June 30, 2016 compared with the six months ended June 30, 2015, partly offset by a loss on a bulk sale of impaired loans held in portfolio of $285,000, incurred during the three months ended June 30, 2016 with no comparable sale for the three months ended June 30, 2015.

Total non-interest expense increased by $2.8 million, or 13.0 percent, to $23.9 million for the six months ended June 30, 2016 from $21.1 million for the six months ended June 30, 2015. Salaries and employee benefits expense increased by $1.3 million, or 12.4 percent, to $12.2 million for the six months ended June 30, 2016 from $10.9 million for the six months ended June 30, 2015. This increase in both salaries and employee benefits was mainly attributable to an increase of 56 full-time equivalent employees, or 17.0 percent, to 386 at June 30, 2016 from 330 at June 30, 2015, which relates to the addition of business development and loan administration employees and the opening of four new branch offices in the last 18 months Occupancy and equipment expense increased by $182,000, or 4.9 percent, to $3.9 million for the six months ended June 30, 2016 from $3.7 million for the six months ended June 30, 2015. The increase in occupancy and equipment expense also related primarily to the opening of the new branch offices. Professional fees increased by $504,000, or 124.1 percent, to $910,000 for the six months ended June 30, 2016 as compared to $406,000 for the six months ended June 30, 2015. The increase in professional fees resulted from a $400,000 reduction in expense in the prior-year period upon the settlement of a litigation issue, including legal fees. Regulatory assessments increased by $170,000, or 31.5 percent, to $710,000 for the six months ended June 30, 2016 from $540,000 for the six months ended June 30, 2015, primarily related to asset growth. Advertising expense increased by $78,000, or 11.6 percent, to $753,000 for the six months ended June 30, 2016 from $675,000 for the six months ended June 30, 2015, resulting from continued expansion into new market areas. These increases in non-interest expense were partly offset by decreases in data processing fees of $166,000, or 8.1 percent, to $1.9 million for the six months ended June 30, 2016 as compared to $2.1 million for the six months ended June 30, 2015, directors fees of $43,000, to $336,000 for the six months ended June 30, 2016 from $379,000 for the six months ended

June 30, 2015 and other real estate owned (OREO) expenses decreased by $59,000, or 34.9 percent, to $110,000 for the six months ended June 30, 2016 from $169,000 for the six months ended June 30, 2015. Other non-interest expense increased by $747,000, or 31.9 percent, to $3.1 million for the six months ended June 30, 2016 from $2.3 million for the six months ended June 30, 2015. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses, which all experienced increases as part of the Company’s growth strategy. The decrease in data processing expense primarily related to efficiencies achieved with the conversion to a new core system.

Income tax provision decreased by $79,000, or 3.1 percent, to $2.5 million for the six months ended June 30, 2016 from $2.6 million for the six months ended June 30, 2015. The decrease in income tax provision was a result of lower taxable income during the six-month period ended June 30, 2016 as compared with the six months ended June 30, 2015. The consolidated effective tax rate for the six months ended June 30, 2016 was 40.6 percent compared to 40.7 percent for the six months ended June 30, 2015.

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

At June 30, 2016 and December 31, 2015, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $204.1 million at June 30, 2016 and  $204.1 million at December 31, 2015. The average rate of these FHLB borrowings was 3.03 percent and the average remaining term was 2.1 years at June 30, 2016, as compared with 3.19 percent and the average remaining term was 2.4 years at December 31, 2015.

The Company had the ability at June 30, 2016 to obtain additional funding from the FHLB of up to $12.4 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $476.1 million at June 30, 2016. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At June 30, 2016, and December 31, 2015, BCB Community Bank, (“the Bank”) and the Company exceeded all regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for the Bank and the Company as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action

As of June 30, 2016
Bank
Total capital (to risk-weighted assets)	$151,904	11.65%	$104,267	8.00%	$130,334	10.00%
Tier 1 capital (to risk-weighted assets)	135,587	10.40	78,200	6.00	104,267	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	135,587	10.40	58,650	4.50	84,717	6.50
Tier 1 capital (to average assets)	135,587	7.88	68,834	4.00	86,043	5.00

Company
Total capital (to risk-weighted assets)	$154,235	11.81%	$104,462	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	137,888	10.56	78,346	6.00	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	137,888	9.06	68,489	4.50	N/A	N/A
Tier 1 capital (to average assets)	137,888	8.00	68,922	4.00	N/A	N/A

As of December 31, 2015:
Bank
Total capital (to risk-weighted assets)	$153,806	12.06%	$102,011	8.00%	$127,514	10.00%
Tier 1 capital (to risk-weighted assets)	137,841	10.81	76,508	6.00	102,011	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	137,841	10.81	57,381	4.50	82,884	6.50
Tier 1 capital (to average assets)	137,841	8.61	64,048	4.00	80,060	5.00

Company
Total capital (to risk-weighted assets)	$155,250	12.16%	$102,147	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	139,264	10.91	76,610	6.00	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	139,264	9.24	67,831	4.50	N/A	N/A
Tier 1 capital (to average assets)	139,264	8.75	63,649	4.00	N/A	N/A

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

At June 30, 2016 and December 31, 2015, the Bank’s capital ratios exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2016. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2016. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$148,666	$(57,532)	(27.90)%	8.92%	(251)	bps
+200bp	167,705	(38,493)	(18.67)	9.80	(163)	bps
+100bp	187,195	(19,003)	(9.22)	10.66	(77)	bps
PAR	206,198	-	-	11.43	-	bps
-100bp	241,490	35,292	17.12	12.98	155	bps

bp – basis points

The table above indicates that as of June 30, 2016, in the event of a 100 basis point increase in interest rates, we would experience a 9.22%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of June 30, 2016, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

      The Company and the other defendants in the Action ("Plaintiffs") brought an action ("Carrier Suit") against Progressive Insurance Company ("Progressive"), the Directors' and Officers' Liability insurance carrier for Pamrapo Bancorp, Inc., at the time of its merger with the Company on July 6, 2010, and Colonial American Insurance Company ("Colonial"), the Directors' and Officers' Liability insurance carrier for the Company at the time of the merger.  The Carrier Suit seeks, among other claims, indemnification, payment of and/or contribution toward the above settlement, payment of and/or contribution toward the above award of interim attorney's fees to the plaintiff class's counsel, payment of and/or contribution toward any future award of attorney's fees to the plaintiff class's counsel, and reimbursement of the attorney's fees and defense costs incurred by the Plaintiffs in defending the Action and pursuing the Carrier Suit.

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

      The Plaintiffs and Progressive did not settle their respective claims at the Mediation. The Carrier Suit continues with respect to these parties. Initial discovery has been exchanged between the parties. The court has directed that the parties engage in “expedited discovery.” Discovery is to be completed by September 30, 2016. The parties have been granted leave to make motions for summary judgment. It is anticipated that the Plaintiffs’ motion for summary judgment will be filed with the court by August 10, 2016. It is anticipated that the court will conduct a settlement conference before the motion(s) for summary judgment are heard.

      The Plaintiffs are vigorously pursuing full recovery.

ITEM 1.A. RISK FACTORS

Other than set forth below, there have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Form 10-K for the year ended December 31, 2015.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. There were no stock purchases for the three months ended June 30, 2016.

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

BCB BANCORP, INC.

Date: August 5, 2016	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)