Form 10-Q
period 2016-09-30
BCB BANCORP INC
filed 2016-11-04
CIK 1228454

95864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1st, 2016, BCB Bancorp, Inc., had 11,254,103 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Cash and amounts due from depository institutions	$16,801	$11,808
Interest-earning deposits	120,906	120,827
Total cash and cash equivalents	137,707	132,635

Interest-earning time deposits	980	1,238
Securities available for sale	52,907	9,623
Loans held for sale	1,474	1,983
Loans receivable, net of allowance for loan losses of $17,590 and
$18,042 respectively	1,431,211	1,420,118
Federal Home Loan Bank of New York stock, at cost	8,991	10,711
Premises and equipment, net	17,240	15,727
Accrued interest receivable	5,229	5,595
Other real estate owned	2,967	1,564
Deferred income taxes	8,546	9,881
Other assets	11,684	9,331
Total Assets	$1,678,936	$1,618,406

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$143,093	$130,920
Interest bearing deposits	1,237,292	1,143,009
Total deposits	1,380,385	1,273,929

Borrowed funds	155,000	200,000
Subordinated debentures	4,124	4,124
Other liabilities and accrued interest payable	7,128	6,809
Total Liabilities	1,546,637	1,484,862

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,560 shares of series A, B, and C 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share) at September 30, 2016 and 1,731 at December 31, 2015	-	-
Additional paid-in capital preferred stock	15,464	17,174
Common stock; no par value; 20,000,000 shares authorized, issued 13,783,366 and 13,738,587 at September 30,2016 and December 31, 2015, respectively, outstanding 11,254,103 shares and
11,209,324 shares, respectively	882	879
Additional paid-in capital common stock	119,333	118,803
Retained earnings	27,497	27,382
Accumulated other comprehensive (loss)	(1,781)	(1,598)
Treasury stock, at cost, 2,529,263 shares at September 30, 2016 and December 31, 2015	(29,096)	(29,096)
Total Stockholders' Equity	132,299	133,544

Total Liabilities and Stockholders' Equity	$1,678,936	$1,618,406

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income:
Loans, including fees	$17,191	$17,033	$51,947	$49,264
Investments, taxable	300	165	673	463
Other interest-earning assets	240	18	623	45
Total interest income	17,731	17,216	53,243	49,772

Interest expense:
Deposits:
Demand	585	245	1,417	644
Savings and club	99	93	281	309
Certificates of deposit	2,077	1,681	6,237	4,184
	2,761	2,019	7,935	5,137
Borrowed funds	1,373	1,654	4,650	4,805
Total interest expense	4,134	3,673	12,585	9,942

Net interest income	13,597	13,543	40,658	39,830
Provision (credit) for loan losses	(301)	70	(75)	1,920

Net interest income after provision (credit) for loan losses	13,898	13,473	40,733	37,910

Non-interest income:
Fees and service charges	873	520	2,320	1,553
Gain on sales of loans	718	1,415	2,671	3,328
Loss on bulk sale of impaired loans held in portfolio	(88)	-	(373)	-
Other	27	29	72	75
Total non-interest income	1,530	1,964	4,690	4,956

Non-interest expense:
Salaries and employee benefits	6,747	5,941	18,931	16,782
Occupancy and equipment	2,192	1,949	6,107	5,682
Data processing and service fees	358	1,013	2,253	3,074
Professional fees	457	421	1,367	827
Director fees	183	181	519	560
Regulatory assessments	429	328	1,139	868
Advertising and promotional	482	359	1,235	1,034
Other real estate owned, net	36	27	146	196
Other	1,459	1,473	4,549	3,816
Total non-interest expense	12,343	11,692	36,246	32,839

Income before income tax provision	3,085	3,745	9,177	10,027
Income tax provision	1,171	1,463	3,647	4,018

Net Income	$1,914	$2,282	$5,530	$6,009
Preferred stock dividends	234	254	702	657
Net Income available to common stockholders	$1,680	$2,028	$4,828	$5,352

Net Income per common share-basic and diluted
Basic	$0.15	$0.24	$0.43	$0.64
Diluted	$0.15	$0.24	$0.43	$0.63

Weighted average number of common shares outstanding
Basic	11,246	8,436	11,230	8,419
Diluted	11,258	8,453	11,236	8,441

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Income	$1,914	$2,282	$5,530	$6,009
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	(297)	54	(144)	5
Benefit plans (b)	(24)	-	(39)	(15)
Other comprehensive income	(321)	54	(183)	(10)
Comprehensive income	$1,593	$2,336	$5,347	$5,999

(a)

Represents the net change of the unrealized gain (loss) on available-for-sale securities. Represents unrealized gains (losses) of ($502,000), $91,000,  ($243,000) and $8,000, respectively less deferred taxes of ($205,000),  $37,000,  ($99,000) and $3,000,  respectively.

(b)

Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $40,000,  $0,  $65,000, and $25,000, respectively, less deferred taxes of $16,000, $0,  $26,000, and $10,000, respectively.  The Consolidated Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2016	$-	$879	$135,977	$27,382	$(29,096)	$(1,598)	$133,544

Redemption of Series A Preferred Stock	-	-	(1,710)	-	-	-	(1,710)

Stock-based compensation expense	-	-	84	-	-	-	84

Dividends payable on Series A, B and C 6% noncumulative perpetual preferred stock	-	-	-	(702)	-	-	(702)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(4,509)	-	-	(4,509)

Dividend Reinvestment Plan	-	3	204	(204)	-	-	3

Stock Purchase Plan	-	-	242	-	-	-	242

Net income	-	-	-	5,530	-	-	5,530

Other comprehensive income	-	-	-	-	-	(183)	(183)

Ending Balance at September 30, 2016	$-	$882	$134,797	$27,497	$(29,096)	$(1,781)	$132,299

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2015	$-	$699	$106,012	$25,983	$(29,105)	$(1,337)	$102,252

Proceeds from issuance of Series C preferred stock	-	-	3,540	-	-	-	3,540

Stock-based compensation expense	-	-	48	-	-	-	48

Treasury Stock Adjustment	-	-	-	-	9	-	9

Dividends payable on Series A, B and C 6% noncumulative perpetual preferred stock	-	-	-	(657)	-	-	(657)

Cash dividends on Common Stock ($0.14 per share) declared	-	-	-	(3,346)	-	-	(3,346)

Dividend Reinvestment Plan	-	-	187	(187)	-	-	-

Stock Purchase Plan	-	3	353	-	-	-	356

Net income	-	-	-	6,009	-	-	6,009

Other comprehensive income	-	-	-	-	-	(10)	(10)

Ending Balance at September 30, 2015	$-	$702	$110,140	$27,802	$(29,096)	$(1,347)	$108,201

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities :
Net Income	$5,530	$6,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,790	1,573
Amortization and accretion, net	(1,440)	(404)
Provision for loan losses	(75)	1,920
Deferred income tax benefit	1,460	726
Loans originated for sale	(26,568)	(14,284)
Proceeds from sale of loans originated for sale	29,748	19,554
Gain on sales of loans originated for sale	(2,671)	(3,328)
Fair value adjustment of OREO	392	72
Loss on bulk sale of impaired loans held in portfolio	373	-
Stock compensation expense	84	48
Decrease (Increase) in interest receivable	366	(704)
(Increase) in other assets	(2,353)	(1,329)
(Decrease) Increase in accrued interest payable	(298)	242
Increase in other liabilities	552	1,016
Net Cash Provided by Operating Activities	6,890	11,111
Cash flows from investing activities:
Proceeds from calls on securities available for sale	1,764	1,109
Purchases of securities available for sale	(45,332)	(1,174)
Proceeds from sales of other real estate owned	952	1,300
Proceeds from bulk sale of impaired loans held	1,180	-
Purchase (Redemption) of interest-bearing time deposits	258	(245)
Net increase in loans receivable	(13,837)	(189,012)
Additions to premises and equipment	(3,303)	(3,178)
Purchase of Federal Home Loan Bank of New York stock	1,720	(1,881)
Net Cash Used In Investing Activities	(56,598)	(193,081)
Cash flows from financing activities:
Net increase in deposits	106,456	204,723
Proceeds from long-term debt	(45,000)	67,000
Net change in short-term debt	-	(26,000)
Purchases/adjustments of treasury stock	-	9
Cash dividend paid on common stock	(4,509)	(3,346)
Cash dividend paid on preferred stock	(702)	(657)
Net proceeds from issuance of common stock	245	356
Net proceeds from (redemption)/issuance of preferred stock	(1,710)	3,540
Net Cash Provided by Financing Activities	54,780	245,625

Net Increase In Cash and Cash Equivalents	5,072	63,655
Cash and Cash Equivalents-Beginning	132,635	32,123

Cash and Cash Equivalents-Ending	$137,707	$95,778

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$5,317	$2,172
Interest	$12,883	$9,700

Non-cash items:
Transfer of loans to other real estate owned	$2,747	$-
Reclassification of loans originated for sale to held to maturity	$-	$870

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2016, and the date these consolidated financial statements were issued.

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

Note 2 – Reclassification

Certain amounts as of December 31, 2015 and the three and nine month periods ended September 30, 2015 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Pension plan:
Interest cost	$82	$96	$246	$257
Expected return on plan assets	(131)	(163)	(393)	(435)
Amortization of unrecognized loss	36	27	108	72

Net periodic pension benefit	(13)	(40)	(39)	(106)

SERP plan:
Interest cost	$3	$4	$9	$10

Net periodic postretirement cost	$3	$4	$9	$10

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its stockholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On September 13, 2016, a grant of 160,000 options was declared for members of the Board of Directors which vest at a rate of 10% per year commencing on the first anniversary of the grant date. On December 2, 2015, a grant of 120,000 options and on March 7, 2014, a grant of 110,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. There were 32,500 and 6,000 stock options granted to employees in the fourth quarters of 2015 and 2014, respectively, which vest at a rate of 20% per year over the years, commencing on the first anniversary of the grant date.

	Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2015	417,000	$8.93-15.65	$10.75

Options granted	160,000	10.92	10.92
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at September 30, 2016	577,000	$8.93-15.65	$10.78

As of September 30, 2016, stock options which were granted and were exercisable totaled 78,200 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 496,800 shares underlying unexercised options outstanding as of September 30, 2016 was $1,238,000 over a weighted average period of 7.33 years.

Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2014	289,720	$8.93-15.65	$11.18

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at September 30, 2015	289,720	$8.93-15.65	$11.18

As of September 30, 2015, stock options which are granted and were exercisable totaled 78,720 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the unvested options outstanding as of September 30, 2015 was $553,613 over a weighted average period of 7.76 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months and nine months ended September 30, 2016 and 2015, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended September 30, 2016 and 2015 the weighted average number of outstanding options considered to be anti-dilutive were 24,823 and 127,000 respectively, and for the nine months ended September 30, 2016 and 2015, the weighted average number of outstanding options considered to be anti-dilutive were 32,619 and 127,000, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$1,680			$2,028

Basic earnings per share-
Income available to
Common stockholders	$1,680	11,246	$0.15	$2,028	8,436	$0.24

Effect of dilutive securities:
Stock options	-	12		-	17

Diluted earnings per share-
Income available to
Common stockholders	$1,680	11,258	$0.15	$2,028	8,453	$0.24

	For the Nine Months Ended September 30,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$4,828			$5,352

Basic earnings per share-
Income available to
Common stockholders	$4,828	11,230	$0.43	$5,352	8,419	$0.64

Effect of dilutive securities:
Stock options	-	6		-	22

Diluted earnings per share-
Income available to
Common stockholders	$4,828	11,236	$0.43	$5,352	8,441	$0.63

Note 5 – Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30,  2016 and December 31, 2015:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$4,271	$89	$19	$4,341
Due after ten years	48,913	207	554	48,566
	$53,184	$296	$573	$52,907

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,418	$13	$73	$3,358
Due after ten years	6,238	89	62	6,265
	$9,656	$102	$135	$9,623

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2016
Residential mortgage-backed securities	$20,914	$549	$3,728	$24	$24,642	$573

	$20,914	$549	$3,728	$24	$24,642	$573

December 31, 2015
Residential mortgage-backed securities	$1,163	$4	$3,686	$131	$4,849	$135

	$1,163	$4	$3,686	$131	$4,849	$135

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company  intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At September 30, 2016 and December 31, 2015, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these residential mortgage-backed securities, at September 30, 2016 and December 31, 2015 to be temporary.

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of September 30, 2016 and December 31, 2015 by segment and class:

	September 30, 2016	December 31, 2015
	(In Thousands)
Originated loans:
Residential one-to-four family	$138,681	$117,165
Commercial and multi-family	1,010,989	982,828
Construction	67,747	64,008
Commercial business(1)	55,176	70,340
Home equity(2)	31,788	31,237
Consumer	817	2,365

Sub-total	1,305,198	1,267,943

Acquired loans recorded at fair value:
Residential one-to-four family	59,594	67,587
Commercial and multi-family	63,471	79,308
Construction	-	-
Commercial business(1)	4,157	4,281
Home equity(2)	16,003	18,851
Consumer	229	263

Sub-total	143,454	170,290

Acquired loans with deteriorated credit:
Residential one-to-four family	1,451	1,474
Commercial and multi-family	760	669
Construction	-	-
Commercial business(1)	-	167
Home equity(2)	-	71
Consumer	-	-
Sub-total	2,211	2,381

Total Loans	1,450,863	1,440,614

Less:
Deferred loan fees, net	(2,062)	(2,454)
Allowance for loan losses	(17,590)	(18,042)

	(19,652)	(20,496)

Total Loans, net	$1,431,211	$1,420,118

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

The methodology includes the segregation of the loan portfolio into two divisions. Loans that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience, including consideration of peer loss analysis, with an adjustment for qualitative factors referred to above. Impaired loans are loans which are more than 90 days delinquent, troubled debt restructured, or where contractual principal and interest collections are not expected to be received. These loans are individually evaluated for loan loss either by current appraisal, or net present value of cash flows, and assigned a specific reserve when it is probable that we will be unable to collect all amounts due (interest and principal) in accordance with the contractual terms of the loan agreement. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly.

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

Home Equity Loans. Home equity lending entails certain risks such as interest rate risk and risk of non-repayment. The marketability of the underlying property may be adversely affected by higher interest rates, decreasing the value of the collateral securing the loan. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower. Home equity line of credit lending entails securing an equity interest in the borrower’s home. In many cases, the Company’s position in these loans is as a junior lien holder to another institution’s superior lien. This type of lending is often priced on an adjustable rate basis with the rate set at or above a predefined index. Adjustable-rate loans decreases the interest rate risk to the Company that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.

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

When the Company classifies problem loans, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of September 30, 2016, we had $31.3 million in loans classified as substandard, $17.8 million in loans classified as special mention and no loans classified as doubtful or loss. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment.  The loans that have been classified substandard were classified as such primarily because either updated financial information had not been provided timely, or the collateral underlying the loan was in the process of being revalued.

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2016. The table also details the amount of total loans receivable, loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of September 30, 2016. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$1,995	$11,730	$764	$1,759	$375	$1,029	$216	$17,868
Acquired loans recorded at fair value:	357	-	-	-	56	-	-	413
Acquired loans with deteriorated credit:	43	14	-	-	-	-	-	57
Beginning Balance, June 30, 2016	2,395	11,744	764	1,759	431	1,029	216	18,338

Charge-offs:
Originated Loans:	-	293	-	-	-	-	-	293
Acquired loans recorded at fair value:	154	-	-	-	-	-	-	154
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	154	293	-	-	-	-	-	447

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	-	-	-	-
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	-	-	-	-	-	-	-

Provisions:
Originated Loans:	48	(414)	(61)	1,069	27	(1,026)	(94)	(451)
Acquired loans recorded at fair value:	148	-	-	-	3	-	-	151
Acquired loans with deteriorated credit:	-	(1)	-	-	-	-	-	(1)
Sub-total:	196	(415)	(61)	1,069	30	(1,026)	(94)	(301)

Totals:
Originated Loans:	2,043	11,023	703	2,828	402	3	122	17,124
Acquired loans recorded at fair value:	351	-	-	-	59	-	-	410
Acquired loans with deteriorated credit:	43	13	-	-	-	-	-	56
Ending Balance, September 30, 2016	$2,437	$11,036	$703	$2,828	$461	$3	$122	$17,590

Loans Receivable:

Ending Balance Originated Loans:	$138,681	$1,010,989	$67,747	$55,176	$31,788	$817	$-	$1,305,198
Ending Balance Acquired loans recorded at fair value:	59,594	63,471	-	4,157	16,003	229	-	143,454
Ending Balance Acquired loans with deteriorated credit:	1,451	760	-	-	-	-	-	2,211
Total Gross Loans:	$199,726	$1,075,220	$67,747	$59,333	$47,791	$1,046	$-	$1,450,863

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,645	$14,302	$-	$4,347	$1,251	$-	$-	$30,545
Ending Balance Acquired loans recorded at fair value:	8,524	6,178	-	-	1,324	-	-	16,026
Ending Balance Acquired loans with deteriorated credit:	1,451	525	-	-	-	-	-	1,976
Ending Balance Loans individually evaluated
for impairment:	$20,620	$21,005	$-	$4,347	$2,575	$-	$-	$48,547

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$128,036	$996,687	$67,747	$50,829	$30,537	$817	$-	$1,274,653
Ending Balance Acquired loans recorded at fair value:	51,070	57,293	-	4,157	14,679	229	-	127,428
Ending Balance Acquired loans with deteriorated credit:	-	235	-	-	-	-	-	235
Ending Balance Loans collectively evaluated
for impairment:	$179,106	$1,054,215	$67,747	$54,986	$45,216	$1,046	$-	$1,402,316
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2016, and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,107	$11,643	$722	$1,749	$369	$879	$168	$17,637
Acquired loans recorded at fair value:	270	17	-	-	50	-	-	337
Acquired loans with deteriorated credit:	47	14	-	4	3	-	-	68
Beginning Balance, December 31, 2015	2,424	11,674	722	1,753	422	879	168	18,042

Charge-offs:
Originated Loans:	-	293	-	-	-	-	-	293
Acquired loans recorded at fair value:	221	-	-	3	3	-	-	227
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	221	293	-	3	3	-	-	520

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	14	-	-	14
Acquired loans with deteriorated credit:	-	-	-	129	-	-	-	129
Sub-total:	-	-	-	129	14	-	-	143

Provisions:
Originated Loans:	(64)	(327)	(19)	1,079	33	(876)	(46)	(220)
Acquired loans recorded at fair value:	302	(17)	-	3	(2)	-	-	286
Acquired loans with deteriorated credit:	(4)	(1)	-	(133)	(3)	-	-	(141)
Sub-total:	234	(345)	(19)	949	28	(876)	(46)	(75)

Totals:
Originated Loans:	2,043	11,023	703	2,828	402	3	122	17,124
Acquired loans recorded at fair value:	351	-	-	-	59	-	-	410
Acquired loans with deteriorated credit:	43	13	-	-	-	-	-	56
Ending Balance, September 30, 2016	$2,437	$11,036	$703	$2,828	$461	$3	$122	$17,590

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2015. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of September 30, 2015 (In Thousands):

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of September 30, 2016 and December 31, 2015. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2016 and December 31, 2015, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of September 30, 2016	As of December 31, 2015
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$3,647	$2,603
Commercial and multi-family	8,181	9,782
Construction	-	-
Commercial business(1)	830	718
Home equity(2)	430	777
Consumer	-	-

Sub-total:	$13,088	$13,880

Acquired loans recorded at fair value:
Residential one-to-four family	$4,032	$5,592
Commercial and multi-family	1,344	3,025
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	881	665
Consumer	-	-

Sub-total:	$6,257	$9,282

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	167
Home equity(2)	-	118
Consumer	-	-

Sub-total:	$-	$285

Total	$19,345	$23,447

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and nine months ended September 30, 2016 and 2015. (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2016	2015	2015	2016	2016	2015	2015

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$4,931	$24	$3,424	$30	$4,431	$72	$2,949	$91
Commercial and Multi-family	11,411	88	10,265	111	10,928	265	9,228	334
Construction	-	-	-	-	995	-	-	-
Commercial business(1)	1,800	37	2,463	34	1,897	112	2,543	102
Home equity(2)	924	7	1,238	9	995	22	1,008	26
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$19,066	$156	$17,390	$184	$19,246	$471	$15,728	$553

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$4,771	$35	$7,650	$47	$5,119	$104	$6,583	$141
Commercial and Multi-family	5,197	58	4,674	48	4,882	174	4,724	145
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	571	2	731	8	595	6	767	23
Consumer	-	-	-	-	-	-	-	-

Sub-total	$10,539	$95	$13,055	$103	$10,596	$284	$12,074	$309

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,455	$-	$1,486	$30	$1,458	$-	$1,490	$90
Commercial and Multi-family	527	7	870	8	528	21	871	23
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	84	-	-	-	120	-
Home equity(2)	-	22	76	-	25	67	77	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$1,982	$29	$2,516	$38	$2,011	$88	$2,558	$113

Total Impaired Loans
With no related allowance recorded:	$31,587	$280	$32,961	$325	$31,853	$843	$30,360	$975

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and nine months ended September 30, 2016 and 2015. (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2016	2015	2015	2016	2016	2015	2015

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$5,570	$64	$7,064	$76	$5,587	$191	$7,620	$229
Commercial and Multi-family	2,997	24	3,907	-	3,554	72	3,543	-
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	2,273	26	2,159	23	2,186	78	2,200	68
Home equity(2)	265	4	196	1	257	12	313	2
Consumer	632	-	1,463	-	842	-	1,532	-

Sub-total:	$11,737	$118	$14,789	$100	$12,426	$353	$15,208	$299

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,867	$22	$2,710	$32	$3,782	$66	$3,503	$97
Commercial and Multi-family	1,033	11	2,276	20	1,175	34	2,236	60
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	730	5	298	5	725	13	317	13
Consumer	-	-	-	-	-	-	-	-

Sub-total	$5,630	$38	$5,284	$57	$5,682	$113	$6,056	$170

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$-	$-	$89	$2	$-	$-	$89	$5
Commercial and Multi-family	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	84	-	54	-	56	-
Home equity(2)	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$0	$0	$173	$2	$54	$0	$145	$5

Total Impaired Loans
with an allowance recorded:	$17,367	$156	$20,246	$159	$18,162	$466	$21,409	$474

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

September 30, 2016 and December 31, 2015. (In Thousands):

	As of September 30, 2016			As of December 31, 2015
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$5,123	$5,276	$-	$3,136	$3,199	$-
Commercial and multi-family	12,157	12,356	-	10,709	10,934	-
Construction	-	-	-	-	-	-
Commercial business(1)	1,631	2,412	-	2,123	3,183	-
Home equity(2)	907	979	-	1,270	1,326	-
Consumer	-	-	-	-	-	-

Sub-total:	$19,818	$21,023	$-	$17,238	$18,642	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$4,742	$5,167	$-	$7,646	$8,082	$-
Commercial and Multi-family	5,372	5,466	-	4,383	4,483	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	609	706	-	884	1,061	-
Consumer	-	-	-	-	-	-

Sub-total:	$10,723	$11,339	$-	$12,913	$13,626	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,451	$2,077	$-	$1,474	$2,101	$-
Commercial and Multi-family	525	556	-	426	574	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	71	135	-
Consumer	-	-	-	-	-	-

Sub-total:	$1,976	$2,633	$-	$1,971	$2,810	$-

Total Impaired Loans
with no related allowance recorded:	$32,517	$34,995	$-	$32,122	$35,078	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at September 30, 2016 and December 31, 2015. (In Thousands):

	As of September 30, 2016			As of December 31, 2015
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$5,522	$5,522	$505	$5,984	$5,993	$594
Commercial and Multi-family	2,145	2,181	472	3,972	3,972	1,069
Construction	-	-	-	-	-	-
Commercial business(1)	2,716	2,962	2,151	2,080	2,445	841
Home equity(2)	344	344	34	186	189	3
Consumer	-	-	-	1,463	1,463	876

Sub-total:	$10,727	$11,009	$3,162	$13,685	$14,062	$3,383

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$3,782	$3,966	$452	$2,239	$2,402	$219
Commercial and Multi-family	806	810	51	2,392	2,496	85
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	715	764	100	479	518	36
Consumer	-	-	-	-	-	-

Sub-total	$5,303	$5,540	$603	$5,110	$5,416	$340

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$-	$-	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	167	368	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$167	$368	$-

Total Impaired Loans
with an allowance recorded:	$16,030	$16,549	$3,765	$18,962	$19,846	$3,723

Total Impaired Loans
with no related allowance recorded:	$32,517	$34,995	$-	$32,122	$35,078	$-

Total Impaired Loans:	$48,547	$51,544	$3,765	$51,084	$54,924	$3,723

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at September 30, 2016, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
September 30, 2016	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	8	$2,705	-	$-	8	$2,705
Commercial and multi-family	5	3,824	9	2,365	14	6,189
Construction	-	-	-	-	-	0
Commercial business(1)	2	1,906	1	360	3	2,266
Home equity(2)	5	737	-	-	5	737
Consumer	-	-	-	-	-	0

Sub-total:	20	$9,172	10	$2,725	30	$11,897

Acquired loans recorded at fair value:
Residential one-to-four family	19	$4,299	5	$1,932	24	$6,231
Commercial and Multi-family	13	4,834	1	581	14	5,415
Construction	-	-	-	-	-	0
Commercial business(1)	-	-	-	-	-	0
Home equity(2)	5	650	-	-	5	650
Consumer	-	-	-	-	-	0

Sub-total:	37	$9,783	6	$2,513	43	$12,296

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,077	-	$-	5	$2,077
Commercial and Multi-family	1	556	-	-	1	556
Construction	-	-	-	-	-	0
Commercial business(1)	-	-	-	-	-	0
Home equity(2)	-	-	-	-	-	0
Consumer	-	-	-	-	-	0

Sub-total:	6	$2,633	-	$-	6	$2,633

Total	63	$21,588	16	$5,238	79	$26,826

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

The following table summarizes information with regards to troubled debt restructurings which occurred during the three months ended September 30, 2016. (Dollars in Thousands):

Three Months Ended September 30, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	-	$-	$-
Commercial and multi-family	2	537	640
Construction	-	-	-
Commercial business(1)	1	-	1,137
Home equity(2)	1	155	162
Consumer	-	-	-

Sub-total:	4	$692	$1,939

Acquired loans recorded at fair value:
Residential one-to-four family	1	$278	$320
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$278	$320

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	5	$970	$2,259

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued

The following table summarizes information with regards to troubled debt restructurings which occurred during the nine months ended September 30, 2016. (Dollars In Thousands):

Nine Months Ended September 30, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$71	$71
Commercial and multi-family	2	536	640
Construction	-	-	-
Commercial business(1)	1	-	1,137
Home equity(2)	1	155	162
Consumer	-	-	-

Sub-total:	5	$762	$2,010

Acquired loans recorded at fair value:
Residential one-to-four family	1	$278	$320
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	223	223
Consumer	-	-

Sub-total:	2	$501	$543

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	7	$1,263	$2,553

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

There were no payment defaults for loans modified as TDR in the 12 months ended September 30, 2016. Payment defaults for loans modified as TDRs in the 12 months ended September 30, 2015 consisted of four residential loans with a recorded investment of $2.0 million at September 30, 2015.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information with regards to troubled debt restructurings which occurred during the three months ended September 30, 2015 (dollars in thousands):

Three Months Ended September 30, 2015		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	$-	$-	$-
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	1	236	246
Home equity(2)	1	17	53
Consumer	-	-	-

Sub-total:	$2	$253	$299

Acquired loans recorded at fair value:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	175	144
Consumer	-	-	-

Sub-total:	$1	$175	$144

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$-	$-	$-

Total	$3	$428	$443

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regard to troubled debt restructurings which occurred during the nine months ended September 30, 2015 (dollars in thousands):

Nine Months Ended September 30, 2015		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$836	$836
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	1	236	246
Home equity(2)	1	17	53
Consumer	-	-	-

Sub-total:	3	$1,089	$1,135

Acquired loans recorded at fair value:
Residential one-to-four family	3	$1,533	$1,562
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	2	398	367
Consumer	-	-	-

Sub-total:	5	$1,931	$1,929

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	8	$3,020	$3,064

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of September 30, 2016. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$2,759	$574	$1,992	$5,325	$133,356	$138,681	$94
Commercial and multi-family	17,708	13,103	4,911	35,722	975,267	1,010,989	909
Construction	241	-	-	241	67,506	67,747	-
Commercial business(1)	2,762	851	1,302	4,915	50,261	55,176	-
Home equity(2)	386	41	-	427	31,361	31,788	-
Consumer	13	-	-	13	804	817	-

Sub-total:	$23,869	$14,569	$8,205	$46,643	$1,258,555	$1,305,198	$1,003

Acquired loans recorded at fair value:
Residential one-to-four family	$2,035	$297	$3,002	$5,334	$54,260	59,594	$218
Commercial and multi-family	2,397	-	700	3,097	60,374	63,471	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	4,157	4,157	-
Home equity(2)	165	191	434	790	15,213	16,003	122
Consumer	-	-	-	-	229	229	-

Sub-total:	$4,597	$488	$4,136	$9,221	$134,233	$143,454	$340

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,451	1,451	$-
Commercial and multi-family	-	-	-	-	760	760	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$2,211	$2,211	$-

Total	$28,466	$15,057	$12,341	$55,864	$1,394,999	$1,450,863	$1,343

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of September 30, 2016. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$128,784	$6,061	$3,836	$-	$-	$138,681
Commercial and multi-family	994,281	4,194	12,514	-	-	1,010,989
Construction	67,267	480	-	-	-	67,747
Commercial business(1)	49,057	1,772	4,347	-	-	55,176
Home equity(2)	30,557	801	430	-	-	31,788
Consumer	795	22	-	-	-	817

Sub-total:	$1,270,741	$13,330	$21,127	$-	$-	$1,305,198

Acquired loans recorded at fair value:
Residential one-to-four family	$53,786	$1,145	$4,663	$-	$-	59,594
Commercial and multi-family	58,066	1,703	3,702	-	-	63,471
Construction	-	-	-	-	-	-
Commercial business(1)	4,157	-	-	-	-	4,157
Home equity(2)	14,400	545	1,058	-	-	16,003
Consumer	229	-	-	-	-	229

Sub-total:	$130,638	$3,393	$9,423	$-	$-	$143,454

Residential one-to-four family	$147	$578	$726	$-	$-	1,451
Commercial and multi-family	235	525	-	-	-	760
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$382	$1,103	$726	$-	$-	$2,211

Total Gross Loans	$1,401,761	$17,826	$31,276	$-	$-	$1,450,863

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	September 30,	December 31,
	2016	2015

Unpaid principal balance	$151,763	$183,046
Recorded investment	145,665	172,671

The following table presents changes in the accretable discount on loans acquired for the three and nine months ended September 30, 2016 and 2015. (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Balance, Beginning of Period	$46,332	$61,939	$53,612	$70,522
Accretion	(3,926)	(3,029)	(11,528)	(12,167)
Net Reclassification from Non-Accretable Difference	80	72	402	627
Balance, End of Period	$42,486	$58,982	$42,486	$58,982

The following table presents changes in the non-accretable yield on loans acquired for the three and nine months ended September 30, 2016 and 2015. (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Balance, Beginning of Period	$2,719	$3,218	$3,041	$3,773
Loans Sold	-	-	-	-
Net Reclassification to Accretable Difference	(80)	(72)	(402)	(627)
Balance, End of Period	$2,639	$3,146	$2,639	$3,146

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2016
Securities available for sale — Residential Mortgage Backed Securities	$52,907	$-	$52,907	$-

As of December 31, 2015:
Securities available for sale — Residential mortgage-backed securities	$9,623	$-	$9,623	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2016 and 2015.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2016
Impaired Loans	$12,265	$-	$-	$12,265
Other real estate owned	$2,967	$-	$-	$2,967

As of December 31, 2015:
Impaired Loans	$15,239	$-	$-	$15,239
Other real estate owned	$1,564	$-	$-	$1,564

Note 7 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2016 and December 31, 2015 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
September 30, 2016:
Impaired Loans	$12,265	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$2,967	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2015:
Impaired Loans	$15,239	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$1,564	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of September 30, 2016 and December 31, 2015.

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

Note 7 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2016 and December 31, 2015 consisted of the loan balances of $19.8 million and $19.0 million, net of a valuation allowance of $3.80 million and $3.79 million, respectively.

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

Note 7 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$16,801	$16,801	$16,801	$	$
Interest-earning time deposits	120,906	120,906	120,906
Securities available for sale	52,907	52,907		52,907
Loans held for sale	1,474	1,480		1,480
Loans receivable, net	1,431,211	1,475,329			1,475,329
FHLB of New York stock, at cost	8,991	8,991		8,991
Accrued interest receivable	5,229	5,229		5,229

Financial liabilities:
Deposits	1,380,385	1,370,845	808,676	562,169
Borrowings	155,000	158,296		158,296
Subordinated debentures	4,124	4,212		4,212
Accrued interest payable	756	756		756

	As of December 31, 2015

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$132,635	$132,635	$132,635	$-	$-
Interest-earning time deposits	1,238	1,238	1,238	-	-
Securities available for sale	9,623	9,623	-	9,623	-
Loans held for sale	1,983	2,004	-	2,004	-
Loans receivable, net	1,420,118	1,443,739	-	-	1,443,739
FHLB of New York stock, at cost	10,711	10,711	-	10,711	-
Accrued interest receivable	5,595	5,595	-	5,595	-

Financial liabilities:
Deposits	1,273,929	1,270,267	653,763	616,504	-
Borrowings	200,000	202,948	-	202,948	-
Subordinated debentures	4,124	4,185	-	4,185	-
Accrued interest payable	1,053	1,053	-	1,053	-

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2016 we had approximately $1.679 billion in consolidated assets, $1.380 billion in deposits and $132.3 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2016 the Bank operated through twenty branches in Bayonne, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Monroe Township, Rutherford, South Orange, and Woodbridge, New Jersey, as well as two branches in Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Financial Condition

Total assets increased by $60.5 million, or 3.7 percent, to $1.679 billion at September 30, 2016 from $1.618 billion at December 31, 2015. The increase in total assets occurred primarily as a result of an increase in cash and cash equivalents of $5.1 million, an increase in securities available for sale of $43.3 million, and an increase in loans receivable, net of $11.1 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase securities in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit. Organic growth should occur consistent with our strategic plan under which we anticipate opening additional branch offices in 2016.

Total cash and cash equivalents increased by $5.1 million, or 3.8 percent, to $137.7 million at September 30, 2016 from $132.6 million at December 31, 2015 due to the Company’s strategy to increase our deposit base.

Securities available for sale increased by $43.3 million, or 449.8%, to $52.9 million at September 30, 2016 from $9.6 million at December 31, 2015 as the Company deployed excess cash to improve returns on earning assets and liquidity.

Loans receivable, net increased by $11.1 million, or 0.8 percent, to $1.431 billion at September 30, 2016 from $1.420 billion at December 31, 2015. The increase resulted primarily from increases of $13.5 million in residential real estate loans, $12.4 million in commercial real estate and multi-family loans, and construction loans of $3.7 million. The increase in loans receivable was partly offset by decreases of $15.5 million in commercial business loans, $2.4 million in home equity loans and home equity lines of credit, and $1.6 million in consumer loans. As of September 30, 2016, the allowance for loan losses was $17.6 million, or 90.9 percent, of non-performing loans and 1.21 percent of gross loans.

.

Deposit liabilities increased by $106.5 million, or 8.4 percent, to $1.380 billion at September 30, 2016 from $1.274 billion at December 31, 2015. The increase resulted primarily from increases of $98.5 million in NOW deposits, $18.1 million in non-interest-bearing deposits, $6.1 million in savings and club deposits, and $44.0 million in money market interest-bearing deposits, partly offset by a decrease of $60.2 million in certificates of deposit. In addition to organic deposit growth resulting from the opening of five additional branches over the last 18 months, the Company has also added listing service certificates of deposit and brokered certificates of deposit to fund loan growth, which totaled $35.5 million and $20.8 million, respectively, at September 30, 2016. The decrease in certificates of deposit related to maturities of a promotional 15-month program from 2015 that were not retained by the Company.

Long-term debt decreased by $45.0 million, or 22.5 percent, to $155.0 million at September 31, 2016 from $200.0 million at December 31, 2016 due to net repayments of outstanding FHLB advances. The purpose of these borrowings reflected the use of long-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities. The decrease in Federal Home Loan Bank advances resulted from the Company’s pay downs of medium-term, fixed rate FHLB advances as part of our interest rate risk management strategy. The weighted average interest rate of borrowings was 2.66 percent at September 30, 2016.

Stockholders’ equity decreased by $1.2 million, or 0.9 percent, to $132.3 million at September 30, 2016 from $133.5 million at December 31, 2015. The decrease in stockholders’ equity was primarily attributable to the redemption of $1.7 million in Series A preferred stock, cash dividends paid during the nine-month period ended September 30, 2016, totaling $4.5 million on outstanding shares of common stock and $702,000 on outstanding preferred stock, partly offset by net income of $5.5 million. The Company accrued a dividend payable for the third quarter on our outstanding preferred stock of $234,000 which will be paid in the fourth quarter. As of September 30, 2016, the Bank’s Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets were 11.57 percent, 10.40 percent, 10.40 percent and 7.83 percent, respectively.

Results of Operations comparison for the Three Months Ended September 30, 2016 and 2015

Net income was $1.9 million for the three months ended September 30, 2016, compared with $2.3 million for the three months ended September 30, 2015. The decrease in net income was primarily related to an increase in non-interest expense, and a decreases in non-interest income, partly offset by a decrease in the provision for loan losses and income tax provision.

Net interest income increased by $54,000, or 0.4 percent, to $13.6 million for the three months ended September 30, 2016 from $13.5 million for the three months ended September 30, 2015. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $201.6 million, or 13.6 percent, to $1.688 billion for the three months ended September 30, 2016 from $1.486 billion for the three months ended September 30, 2015, partly offset by a decrease in the average yield on interest-earning assets of 43 basis points, or 9.3 percent to 4.20 percent for the three months ended September 30, 2016 from 4.63 percent for the three months ended September 30, 2015.

Interest income on loans receivable increased by $158,000, or 0.9 percent, to $17.2 million for the three months ended September 30, 2016 from $17.0 million for the three months ended September 30, 2015. The increase was primarily attributable to an increase in the average balance of loans receivable of $34.6 million, or 2.5 percent, to $1.443 billion for the three months ended September 30, 2016 from $1.409 billion for the three months ended September 30, 2015, partly offset by a decrease in the average yield on loans receivable to 4.76 percent for the three months ended September 30, 2016 from 4.84 percent for the three months ended September 30, 2015. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included the hiring of additional loan production and business development personnel and the opening of five additional branches over the last 18 months. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on securities increased by $135,000, or 81.8 percent, to $300,000 for the three months ended September 30, 2016 from $165,000 for the three months ended September 30, 2015. This increase was primarily due to an increase in the average balance of securities of $17.7 million, or 89.0 percent, to $37.7 million for the three months ended September 30, 2016 from $20.0 million for the three months ended September 30, 2015, partly offset by a decrease in the average yield of securities to 3.19 percent for the three months ended September 30, 2016 from 3.31 percent for the three months ended September 30, 2015.

Interest income on other interest-earning assets increased by $222,000, or 1233.3 percent, to $240,000 for the three months ended September 30, 2016 from $18,000 for the three months ended September 30, 2015. This increase was primarily due to an increase in the average balance of other interest-earning assets of $149.3 million to $206.7 million for the three months ended September 30, 2016 from $57.4 million for the three months ended September 30, 2015. The increase in the average balance of other interest-earning assets related to an increase in cash as a result of the growth in deposits, the funds of which will be deployed for purchases of investment securities and to fund loan growth.

Total interest expense increased by $461,000, or 12.6 percent, to $4.1 million for the three months ended September 30, 2016 from $3.7 million for the three months ended September 30, 2015. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $168.3 million, or 13.4 percent, to $1.428 billion for the three months ended September 30, 2016 from $1.260 billion for the three months ended September 30, 2015, while the average cost of interest-bearing liabilities decreased by 1 basis point to 1.16 percent for the three months ended September 30, 2016 from 1.17 percent for the three months ended September 30, 2015. The average balance of deposits increased $187.9 million, or 17.8 percent, to $1.244 billion for the three months ended September 30, 2016 from $1.056 billion for the three months ended September 30, 2015, while the average balance of borrowings decreased $19.6 million, or 9.6 percent, to $184.5 million for the three months ended September 30, 2016 from $204.1 million and for the three months ended September 30, 2015. The increase in the average balance of interest-bearing liabilities was primarily due to the Bank’s 15-month CD promotion initiated in the second quarter of 2015. The decrease in Federal Home Loan Bank advance borrowings resulted from the scheduled repayments. The increase in the average rate on interest-bearing primarily related to a  decrease in the average rate of Federal Home Loan Bank advance borrowings, resulting from scheduled repayments of much higher cost funds.

Net interest margin was 3.22 percent for the three-month period ended September 30, 2016 and 3.65 percent for the three-month period ended September 30, 2015. The decline in net interest margin was the result of competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

The provision for loan losses decreased by $371,000, to ($301,000) for the three months ended September 30, 2016 from $70,000 for the three months ended September 30, 2015. The negative provision for loan losses in the current period reflects the excess specific provisions previously accrued on certain loans that were settled in the current period. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2016, the Company experienced $447,000 in net charge-offs compared to $92,000 in net charge-offs for the three months ended September 30, 2015. The Bank had non-performing loans totaling $19.3 million, or 1.34 percent, of gross loans at September 30, 2016 and $23.4 million, or 1.65 percent, of gross loans at December 31, 2015. The allowance for loan losses was $17.6 million, or 1.21 percent, of gross loans at September 30, 2016, $18.0 million, or 1.25 percent, of gross loans at December 31, 2015 and $17.7 million, or 1.25 percent, of gross loans at September 30, 2015. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2016 and December 31, 2015.

Total non-interest income decreased by $434,000, or 22.1 percent, to $1.5 million for the three months ended September 30, 2016 from $2.0 million for the three months ended September 30, 2015. Gain on sales of loans decreased by $635,000 to $718,000 for the three months ended September 30, 2016 compared to $1.4 million for the three months ended September 30, 2015. A loss on a bulk sale of impaired loans held in portfolio of $88,000 was incurred during the three months ended September 30, 2016, with no comparable sale for the three months ended September 30, 2015. The decrease in total non-interest income was partly offset by increases in fees and service charges of $291,000 to $873,000 for the three months ended September 30, 2016 from $582,000 for the three months ended September 30, 2015.

Total non-interest expense increased by $651,000, or 5.6 percent, to $12.3 million for the three months ended September 30, 2016 from $11.7 million for the three months ended September 30, 2015. Salaries and employee benefits expense increased by $806,000, or 13.6 percent, to $6.7 million for the three months ended September 30, 2016 from $5.9 million for the three months ended September 30, 2015. This increase in both salaries and employee benefits was mainly attributable to an increase of 33 full-time equivalent employees, or 9.9 percent, to 367 at September 30, 2016 from 334 at September 30, 2015, which relates to the addition of business development and loan administration employees and the opening of five new branch offices in the last 18 months. Occupancy and equipment expense increased by $243,000, or 12.5 percent, to $2.2 million for the three months ended September 30, 2016 from $1.9 million for the three months ended September 30, 2015. The increase in occupancy and equipment expense also related primarily to the opening of the new branch offices. Professional fees increased by $36,000, or 8.6 percent, to $457,000 for the three months ended September 30, 2016 from $421,000 for the three months ended September 30, 2015. Regulatory assessments increased by $101,000, or 30.8 percent, to $429,000 for the three months ended September 30, 2016 from $328,000 for the three months ended September 30, 2015, primarily related to asset growth. Advertising expense increased by $123,000, or 34.3 percent, to $482,000 for the three months ended September 30, 2016 from $359,000 for the three months ended September 30, 2015, resulting from continued expansion into new market areas. Other Real Estate Owned (OREO) expense increased by $9,000, or 33.3 percent, to $36,000 for the three months ended September 30, 2016 from $27,000 for the three months ended September 30, 2015. Other non-interest expense decreased by $14,000, or 1.0 percent, to $1.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses. The above increases in non-interest expense were partly offset by a decrease in data processing expense of $655,000, or 64.7 percent, to $358,000 for the three months ended September 30, 2016 as compared to $1.0 million for the three months ended September 30, 2015. The decrease in data processing expense primarily related to efficiencies achieved with the conversion to a new core system.

Income tax provision decreased by $292,000, or 20.0 percent, to $1.2 million for the three months ended September 30, 2016 from $1.5 million for the three months ended September 30, 2015. The decrease in income tax provision was a result of lower taxable income during the three-month period ended September 30, 2016 as compared with the three months ended September 30, 2015. The consolidated effective tax rate for the three months ended September 30, 2016 was 38.0 percent compared to 39.1 percent for the three months ended September 30, 2015.

Results of Operations comparison for the Nine Months Ended September 30, 2016 and 2015

Net income was $5.5 million for the nine months ended September 30, 2016, compared with $6.0 million for the nine months ended September 30, 2015. The decrease in net income was primarily related to an increase in non-interest expense, and a decrease in non-interest income, partly offset by an increase in net interest income and decreases in the provision for loan losses and income tax provision.

Net interest income increased by $828,000, or 2.1 percent, to $40.7 million for the nine months ended September 30, 2016 from $39.8 million for the nine months ended September 30, 2015. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $259.2 million, or 18.5 percent, to $1.662 billion for the nine months ended September 30, 2016 from $1.403 billion for the nine months ended September 30, 2015, partly offset by a decrease in the average yield on interest-earning assets of 46 basis points, or 9.7 percent, to 4.27 percent for the nine months ended September 30, 2016 from 4.73 percent for the nine months ended September 30, 2015.

Interest income on loans receivable increased by $2.7 million, or 5.5 percent, to $51.9 million for the nine months ended September 30, 2016 from $49.3 million for the nine months ended September 30, 2015. The increase was primarily attributable an increase in the average balance of loans receivable of $101.6 million, or 7.6 percent, to $1.443 billion for the nine months ended September 30, 2016 from $1.342 billion for the nine months ended September 30, 2015 partly offset by a decrease in the average yield on loans receivable to 4.80 percent for the nine months ended September 30, 2016 from 4.89 percent for the nine months ended September 30, 2015. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included the hiring of additional loan production and business development personnel and the opening of five additional branches over the last 18 months. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on securities increased by $210,000, or 45.4 percent, to $673,000 for the nine months ended September 30, 2016 from $463,000 for the nine months ended September 30, 2015. This increase was primarily due to an increase in the average balance of securities of $7.0 million, or 35.5 percent, to $26.6 million for the nine months ended September 30, 2016 from $19.6 million for the nine months ended September 30, 2015, and by an increase in the average yield of securities to 3.37 percent for the nine months ended September 30, 2016 from 3.14 percent for the nine months ended September 30, 2015.

Interest income on other interest-earning assets increased by $578,000 to $623,000 for the nine months ended September 30, 2016 from $45,000 for the nine months ended September 30, 2015. This increase was primarily due to an increase in the average balance of other interest-earning assets of $150.6 million to $191.8 million for the nine months ended September 30, 2016 from $41.2 million for the nine months ended September 30, 2015.

Total interest expense increased by $2.6 million, or 26.6 percent, to $12.6 million for the nine months ended September 30, 2016 from $10.0 million for the nine months ended September 30, 2015. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $225.5 million, or 19.1 percent to $1.409 billion for the nine months ended September 30, 2016 from $1.183 billion for the nine months ended September 30, 2015, and an increase in the average cost of interest-bearing liabilities of 7 basis points to 1.19 percent for the nine months ended September 30, 2016 from 1.12 percent for the nine months ended September 30, 2015. The average balance of deposits increased $220.3 million, or 22.3 percent, to $1.208 billion for the nine months ended September 30, 2016 from $987.3 million for the nine months ended September 30, 2015, while the average balance of borrowings decreased $5.2 million, or 2.7 percent, to $201.0 million for the nine months ended September 30, 2016 from $195.8 million for the nine months ended September 30, 2015. The increase in the average balance of interest-bearing liabilities was primarily due to the Bank’s 15-month CD promotion initiated in the second quarter of 2015. The decrease in Federal Home Loan Bank advance borrowings resulted from scheduled repayments. The increase in the average rate on interest-bearing liabilities was due to competitive forces in attracting new deposits and a change in the mix of funding sources and terms, including interest expense associated with the Bank’s 15-month CD promotion, to support aggressive loan growth, partly offset by a decrease in the average rate of Federal Home Loan Bank advance borrowings, resulting from scheduled repayments of much higher cost funds.

The net interest margin was 3.26 percent for the nine-month period ended September 30, 2016 and 3.79 percent for the nine-month period ended September 30, 2015. The decline in net interest margin was the result of competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

The provision for loan losses decreased by $2.0 million to ($75,000) for the nine months ended September 30, 2016 from $1.9 million for the nine months ended September 30, 2015. The negative provision for loan losses in the current period reflects the excess specific provisions previously accrued on certain loans that were settled in the current period.  The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2016, the Company experienced $377,000 in net charge-offs compared to $381,000 in net charge-offs for the nine months ended September 30, 2015. The Bank had non-performing loans totaling $19.3 million, or 1.34 percent, of gross loans at September 30, 2016 and $23.4 million, or 1.65 percent, of gross loans at December 31, 2015. The allowance for loan losses was $17.6 million, or 1.21 percent, of gross loans at September 30, 2016, $18.0 million, or 1.25 percent, of gross loans at December 31, 2015 and $17.7 million, or 1.25 percent, of gross loans at September 30, 2015. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The decrease in the allowance for loan loss. Management believes that the allowance for loan losses was adequate at September 30, 2016 and December 31, 2015.

Total non-interest income decreased by $266,000, or 5.4 percent, to $4.7 million for the nine months ended September 30, 2016 from $5.0 million for the nine months ended September 30, 2015. Gain on sale of loans decreased by $657,000, or 19.7 percent, to $2.7 million for the nine months ended September 30, 2016 compared to $3.3 million for the nine months ended September 30, 2015. Losses on bulk sales of impaired loans held in portfolio were $373,000 for the nine months ended September 30, 2016, with no comparable figure for the nine months ended September 30, 2015. Other non-interest income decreased by $3,000, or 4.0 percent, to $72,000 for the nine months ended September 30, 2016 from $75,000 for the nine months ended September 30, 2015. The above decreases in total non-interest income were partly offset by an increase in fees and service charges of $767,000, or 49.4 percent, to $2.3 million for the nine months ended September 30, 2016 from $1.6 million for the nine months ended September 30, 2015.

Total non-interest expense increased by $3.4 million, or 10.4 percent, to $36.2 million for the nine months ended September 30, 2016 from $32.8 million for the nine months ended September 30, 2015. Salaries and employee benefits expense increased by $2.1 million, or 12.8 percent, to $18.9 million for the nine months ended September 30, 2016 from $16.8 million for the nine months ended September 30, 2015. This increase in both salaries and employee benefits was mainly attributable to an increase of 33 full-time equivalent employees, or 9.9 percent, to 367 at September 30, 2016 from 334 at September 30, 2015, which relates to the addition of business development and loan administration employees and the opening of five new branch offices in the last 18 months. Occupancy and equipment expense increased by $425,000, or 7.5 percent, to $6.1 million for the nine months ended September 30, 2016 from $5.7 million for the nine months ended September 30, 2015. The increase in occupancy and equipment expense also related primarily to the opening of the new branch offices. Professional fees increased by $540,000, or 65.3 percent, to $1.4 million for the nine months ended September 30, 2016 as compared to $827,000 for the nine months ended September 30, 2015. The increase in professional fees resulted from a $400,000 reduction in expense in the prior-year period upon the settlement of a litigation issue. Regulatory assessments increased by $271,000, or 31.2 percent, to $1.1 million for the nine months ended September 30, 2016 from $868,000 for the nine months ended September 30, 2015, primarily related to asset growth. Advertising expense increased by $201,000, or 19.4 percent, to $1.2 million for the nine months ended September 30, 2016 from $1.0 million for the nine months ended September 30, 2015, resulting from continued expansion into new market areas. Other non-interest expense increased by $733,000, or 19.2 percent, to $4.6 million for the nine months ended September 30, 2016 from $3.8 million for the nine months ended September 30, 2015. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses, which all experienced increases as part of the Company’s growth strategy. The above increases in non-interest expense were partly offset by a decrease in data processing expense of $821,000, or 26.7 percent, to $2.3 million for the nine months ended September 30, 2016 as compared to $3.1 million for the nine months ended September 30, 2015. The decrease in data processing expense primarily related to efficiencies achieved with the conversion to a new core system.

Income tax provision decreased by $371,000, or 9.2 percent, to $3.6 million for the nine months ended September 30, 2016 from $4.0 million for the nine months ended September 30, 2015. The decrease in income tax provision was a result of lower taxable income during the nine-month period ended September 30, 2016 as compared with the nine months ended September 30, 2015. The consolidated effective tax rate for the nine months ended September 30, 2016 was 39.7 percent compared with 40.1 percent for the nine months ended September 30, 2015.

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

At September 30, 2016 and December 31, 2015, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $159.1 million at September 30, 2016 and  $204.1 million at December 31, 2015. The average rate of these FHLB borrowings was 2.66 percent at September 30, 2016, as compared with 3.19 percent at December 31, 2015.

The Company had the ability at September 30, 2016 to obtain additional funding from the FHLB of up to $25.2 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $351.7 million at September 30, 2016. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At September 30, 2016, and December 31, 2015, BCB Community Bank and the Company exceeded all of its regulatory capital requirements to which they were subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action

As of September 30, 2016
Bank
Total capital (to risk-weighted assets)	$151,929	11.57%	$105,044	8.00%	$131,305	10.00%
Tier 1 capital (to risk-weighted assets)	135,501	10.32	78,783	6.00	105,044	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	135,501	10.32	59,087	4.50	85,348	6.50
Tier 1 capital (to average assets)	135,501	7.83	69,212	4.00	86,515	5.00

Company
Total capital (to risk-weighted assets)	$154,664	11.75%	$105,268	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	138,202	10.50	78,951	6.00	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	118,614	9.01	59,213	4.50	N/A	N/A
Tier 1 capital (to average assets)	138,202	7.98	69,314	4.00	N/A	N/A

As of December 31, 2015:
Bank
Total capital (to risk-weighted assets)	$153,806	12.06%	$102,011	8.00%	$127,514	10.00%
Tier 1 capital (to risk-weighted assets)	137,841	10.81	76,508	6.00	102,011	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	137,841	10.81	57,381	4.50	82,884	6.50
Tier 1 capital (to average assets)	137,841	8.61	64,048	4.00	80,060	5.00

Company
Total capital (to risk-weighted assets)	$155,250	12.16%	$102,147	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	139,264	10.91	76,610	6.00	N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	139,264	9.24	67,831	4.50	N/A	N/A
Tier 1 capital (to average assets)	139,264	8.75	63,649	4.00	N/A	N/A

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

At September 30, 2016 and December 31, 2015, the capital ratios of the Bank and the Company exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2016. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2016. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$145,504	$(61,986)	(29.87)%	9.12%	(278)	bps
+200bp	164,831	(42,659)	(20.56)	10.04	(186)	bps
+100bp	185,639	(21,851)	(10.53)	10.99	(92)	bps
PAR	207,490	-	-	11.90	-	bps
-100bp	242,267	34,777	16.76	13.46	156	bps

bp – basis points

The table above indicates that as of September 30, 2016, in the event of a 100 basis point increase in interest rates, we would experience a 10.53%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of September 30, 2016, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

By Order of the court, dated August 10, 2016, the parties were granted permission to serve and file motions for summary judgment by November 9, 2016. Prior to disposition of these motions, a Settlement Conference is scheduled before the court on November 16, 2016. Representatives of the parties with full settlement authority have been ordered to appear at the Settlement Conference. All discovery has been stayed until disposition of the above motions.

      The Plaintiffs are vigorously pursuing full recovery.

ITEM 1.A. RISK FACTORS

There have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Form 10-K for the year ended December 31, 2015 or as updated in other quarterly reports on Form 10-Q during 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. There were no stock purchases for the three months ended September 30, 2016.

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

BCB BANCORP, INC.

Date: November 4, 2016	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)