Form 10-K
period 2016-12-31
BCB BANCORP INC
filed 2017-03-13
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2016, as reported by the Nasdaq Global Market, was approximately $94.8 million.

As of March 6th, 2017, there were 11,289,403 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III).

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

BCB Bancorp, Inc.

BCB Bancorp, Inc. (the “Company”) is a New Jersey corporation established in 2003, and is the holding company parent of BCB Community Bank (the “Bank;” collectively, “we” or “our”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (201) 823-0700 and our website is www.bcbcommunitybank.com. At December 31, 2016 we had approximately $1.708 billion in consolidated assets, $1.392 billion in deposits and $131.1 million in consolidated stockholders’ equity. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank.  The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2016, the Bank operated through 22 branches in Bayonne, Carteret, Colonia, Edison, Hoboken, Fairfield, Holmdel, Jersey City, Lodi, Lyndhurst, Monroe Township, Rutherford, South Orange, Union, and Woodbridge, New Jersey, and two branches in Staten Island, New York and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation, (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank System.

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

Recent Events

On January 18, 2017, the Company declared a cash dividend of $0.14 per share and was paid to stockholders on February 15, 2017, with a record date of February 1, 2017.

On January 23, 2017, the Company launched a private offering issued a subscription agreement and private placement memorandum for up to 2,500 shares of Series D, 4.5% Non-Cumulative Perpetual Preferred Shares (“Series D Shares”). The Series D Shares when issued will be callable by the Company after January 1, 2020 at $10,000 per share (liquidation preference value). There is no ability to convert the Series D Shares to common shares. Dividends on the Series D Shares, if and when declared, will be paid quarterly in arrears

The Company has progressed on an organic branching initiative which is intended to mitigate the location risk of our strong Hudson County, New Jersey concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through merger activity.  To this end, the Company opened two branches in 2014, two branches in 2015, and seven branches in 2016.  The Company is looking to open an additional branch in the first half of 2017.

In December 2016, the Company opted to call its remaining Series A Noncumulative Perpetual Preferred Stock (“Series A Shares”) and all Series B Noncumulative Perpetual Preferred Stock (“Series B Shares”), effective January 2, 2017. This redemption will result in 694 shares of the Company’s Series A Shares to be redeemed at their value amount of $10,000 per share for an aggregate redemption price of $6,940,000 and 478 shares of the Company’s Series B Shares to be redeemed at their value amount of $10,000 per share for an aggregate redemption price of $4,780,000.

In January and February 2016, the Company opted to call a portion of its Series A Noncumulative Perpetual Preferred Stock (“Series A Shares”). This redemption resulted in 171 shares of the Company’s Series A Shares to be redeemed at their value amount of $10,000 per share for an aggregate redemption price of $1,710,000. Following the redemption of the 141 Series A Shares, 724 Series A Shares remain outstanding and subject to future redemption by the Company.

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing the highest quality customer service. Management’s and the Board of Directors’ extensive knowledge of the markets we serve helps to differentiate us from our competitors. Our business strategy incorporates the following elements: maintaining a community focus, focusing on profitability, strengthening our balance sheet, concentrating on real estate- based lending, capitalizing on market dynamics, providing attentive and personalized service, and attracting highly qualified and experienced personnel.  These attributes coupled with our desire to seek out under-served markets for banking products and services, facilitate our plan to grow our franchise footprint organically and synergistically.

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

Strengthening our balance sheet.  For the year ended December 31, 2016, our return on average equity was 6.11% and our return on average assets was 0.47%. Our earnings per diluted share was $0.63 for the year ended December 31, 2016 compared to $0.69 for the year ended December 31, 2015.  Earnings per share results were lower in 2016 primarily as a result of the Company’s robust organic growth initiative. Increases in staffing, occupancy, and equipment expenses related to retention of additional experienced business development and loan administration personnel, were utilized in order to ensure the success of this organic growth. Management remains committed to strengthening the Bank’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer. As a result of our efforts, total past due loans (greater than 90 days) have decreased from $14.8 million at December 31, 2012 to $11.5 million at December 31, 2016, while gross loans increased from $936.2 million at December 31, 2012 to $1.51 billion at December 31, 2016.

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

Our Market Area

We are located in Bayonne, Jersey City and Hoboken in Hudson County, Carteret, Colonia, Edison, Monroe Township and Woodbridge in Middlesex County, Lodi, Lyndhurst, and Rutherford in Bergen County and Fairfield and South Orange in Essex County, Holmdel in Monmouth County, and Union in Union County, New Jersey. The Bank also operates two branches in Staten Island, New York. The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area. These areas are all considered “bedroom” or “commuter” communities to Manhattan.  Our market area is well-served by a network of arterial roadways, including Route 440 and the New Jersey Turnpike.

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

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$142,081	9.44%	$117,165	8.13%	$124,642	10.16%	$97,581	9.41%	$78,007	8.33%
Commercial and multi-family	1,056,806	70.26	982,828	68.23	732,791	59.74	549,918	53.03	435,371	46.51
Construction	70,867	4.71	64,008	4.44	73,497	5.99	37,307	3.60	22,267	2.38
Commercial business(1)	63,444	4.22	70,340	4.88	54,244	4.42	52,659	5.08	47,250	5.05
Home equity(2)	32,417	2.15	31,237	2.17	30,175	2.46	28,660	2.76	25,964	2.77
Consumer	1,269	0.08	2,365	0.16	2,178	0.18	553	0.05	565	0.06
Sub-total	1,366,884	90.86	1,267,943	88.01	1,017,527	82.95	766,678	73.93	609,424	65.10

Acquired loans recorded at fair value:
Residential one-to-four family	56,310	3.74	67,587	4.69	81,051	6.61	100,612	9.71	121,983	13.03
Commercial and multi-family	60,422	4.02	79,308	5.51	95,191	7.76	126,123	12.16	149,454	15.97
Construction	-	-	-	-	-	-	200	0.02	1,043	0.11
Commercial business(1)	4,460	0.30	4,281	0.30	6,381	0.52	10,478	1.01	12,177	1.30
Home equity(2)	13,877	0.92	18,851	1.31	22,698	1.85	27,313	2.63	34,289	3.66
Consumer	225	0.01	263	0.02	652	0.05	919	0.09	1,069	0.11
Sub-total	135,294	8.99	170,290	11.83	205,973	16.79	265,645	25.62	320,015	34.18

Acquired loans with deteriorated credit:
Residential one-to-four family	1,443	0.10	1,474	0.10	1,595	0.13	2,141	0.21	2,936	0.31
Commercial and multi-family	753	0.05	669	0.05	1,130	0.09	2,081	0.20	3,443	0.37
Construction	-	-	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	167	0.01	369	0.03	371	0.03	241	0.03
Home equity(2)	-	-	71	0.00	82	0.01	90	0.01	140	0.01
Consumer	-	-	-	-	-	-	-	-	-	-
Sub-total	2,196	0.15	2,381	0.16	3,176	0.26	4,683	0.45	6,760	0.72

Total Loans	1,504,374	100.00%	1,440,614	100.00%	1,226,676	100.00%	1,037,006	100.00%	936,199	100.00%

Less:
Deferred loan fees, net	2,006		2,454		2,675		2,300		1,535
Allowance for loan losses	17,209		18,042		16,151		14,342		12,363
Total loans, net	$1,485,159		$1,420,118		$1,207,850		$1,020,364		$922,301

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loan Maturities.  The following table sets forth the contractual maturity of our loan portfolio at December 31, 2016.  The amount shown represents outstanding principal balances.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less.  Variable-rate loans are shown as due at the time of repricing.  The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due After 5 Years	Total
	(In Thousands)
One- to four-family	$866	$3,904	$195,064	$199,834
Construction	32,323	24,543	14,001	70,867
Commercial business(1)	14,944	21,457	31,502	67,903
Commercial and multi-family	17,516	88,116	1,012,349	1,117,981
Home equity(2)	2,880	11,853	31,561	46,294
Consumer	1,033	207	254	1,494
Total amount due	$69,562	$150,080	$1,284,731	$1,504,373

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest.  The following table sets forth the dollar amount of all loans at December 31, 2016 that are due after December 31, 2017, and have fixed interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family	$115,593	$83,375	$198,968
Construction	157,665	927,993	1,085,658
Commercial business(1)	24,275	31,648	55,923
Commercial and multi-family	12,266	38,122	50,388
Home equity(2)	5,775	14,639	20,414
Consumer	220	241	461
Total amount due	$315,794	$1,096,018	$1,411,812

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings retail stores, shopping centers, warehouses, and other non-residential buildings. Loans secured by multi-family residential units are properties consisting of five or more residential units. The Bank offers fully amortizing loans on commercial and multi-family properties at loan amounts up to 75% of the appraised value of the property. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year Federal Home Loan Bank of New York interest rate, with terms of up to 30 years.  The Bank also offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. As of December 31, 2016, the Bank’s largest commercial real estate loan had an outstanding principal balance of $16.7 million. This loan is secured by a 49 unit Multi-family property located in New York City, NY. This loan is performing in accordance with its terms at December 31, 2016.

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

Construction Loans.  The Bank offers loans to finance the construction of various types of commercial and residential properties. Construction loans to builders generally are offered with terms of up to thirty months and interest rates tied to the prime rate plus a margin. These loans generally are offered as adjustable rate loans.  The Bank will originate construction loans to customers provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the construction and adherence to conditions established at the time the construction loan was first approved. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2016, the Bank’s largest construction loan has a borrowing capacity of $10.3 million, of which $3.5 million has been disbursed. This loan is performing in accordance with its’ terms at December 31, 2016.

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

Commercial Business Loans.  The Bank offers a variety of commercial business loans in forms of either lines of credit or term loans that are fully amortized.  Lines of credit are typically utilized for working capital purposes. These loans are either revolving or non-revolving and provide loan terms between one to three years.  The re-payment is generally interest only and the interest rate is adjustable based upon, the Prime Rate. Term loans are typically for purchasing a business or equipment for a business. Term loans have loan terms between five to twenty-five years and are fully amortizing. The interest rate is adjustable and tied to the five year Federal Home Loan Bank of New York rate. Commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income.  These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. A commercial business loan may be secured by equipment, accounts receivable, inventory, chattel or other assets. As of December 31, 2016, the Bank’s largest commercial business loan is a revolving line of credit to school district in Hudson County, NJ secured by plant, equipment and accounts receivable. The borrowing capacity is $15.0 million, of which no dollars have been dispersed. This loan is performing in accordance with terms at December 31, 2016.

Commercial business loans generally have higher rates and shorter terms than one to four family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”). To qualify the borrower may have low capitalization, inexperience in the industry, or a specialized industry or other unusual risks. As of December 31, 2016, the Bank’s largest SBA loan is secured by a 4-story hotel building located in Brooklyn, New York. The borrowing capacity is $6.0 million, of which $5.1 million has been dispersed. This loan is performing in accordance with its terms at December 31, 2016.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas. We generally originate residential mortgage loans up to 75% loan-to-value at a maximum loan amount of $3.0 million for primary residences. Loan-to-value is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan to value ratios up to 90%, provided the borrower obtains private mortgage insurance approval. We originate both fixed rate and adjustable rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30 year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2% above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long term fixed rate and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income.  During 2016, we originated for sale approximately $39.1 million in residential loans and recognized gains of approximately $988,000 from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit.  The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence or an investment. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity lines of credit are offered with terms up to 30 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate.  Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one to four family residential loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80% in a first lien position. At December 31, 2016, the outstanding balances of home equity loans and lines of credit totaled $46.3 million, or 3.08% of total loans.

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

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2016, our outstanding loan origination commitments totaled $62.0 million, standby letters of credit totaled $964,000, undisbursed construction funds totaled $41.2 million and undisbursed lines of credit funds totaled $60.6 million.

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

Non-Accrual Status.  Loans are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued until the loan has been returned to normal accrual.  At December 31, 2016, the Bank had $15.7 million in non-accruing loans. The largest exposure of non-performing loans consisted of a combined borrowing relationship in which the loans are collateralized by multiple properties whose combined balance at December 31, 2016 was $2.3 million.

Impairment Status.  A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced Bankruptcy plan. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.  We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is applied to principal. At December 31, 2016, we had 163 loans with unpaid principal balances totaling $49.4 million which are classified as impaired and on which loan loss allowances totaling $3.5 million have been established. During 2016, interest income of $2.4 million was recognized on impaired loans during the time of impairment.

Troubled Debt Restructuring. A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. The total troubled debt restructured loans were $27.6 million and $28.5 million at December 31, 2016 and December 31, 2015, respectively.

The Bank had allocated $2.04 million and $1.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and December 31, 2015, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2016.

If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

The following tables set forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2016				At December 31, 2015
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	6	$1,478	19	$5,027	4	$1,097	21	$5,089
Construction	0	-	-	-	1	80	-	-
Home equity	3	350	9	280	4	333	9	816
Commercial and multi-family	3	1,210	9	5,919	11	4,675	18	7,760
Total	12	3,038	37	11,226	20	6,185	48	13,665

Commercial business	1	69	7	315	-	-	10	851
Consumer	-	-	1	6	-	-	-	-
Total delinquent loans	13	$3,107	45	$11,547	20	$6,185	58	$14,516

Delinquent loans to total loans		0.21%		0.77%		0.43%		1.01%

	At December 31, 2014				At December 31, 2013
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	12	$4,096	10	$2,303	10	$2,787	11	$2,148
Construction	-	-	-	-	-	-	-	-
Home equity	5	552	7	216	2	175	2	176
Commercial and multi-family	6	1,815	8	3,712	7	2,882	12	4,352
Total	23	6,463	25	6,231	19	5,844	25	6,676

Commercial business	2	748	2	391	-	-	2	290
Consumer	1	9	-	-	1	2	-	-
Total delinquent loans	26	$7,220	27	$6,622	20	$5,846	27	$6,966

Delinquent loans to total loans		0.59%		0.54%		0.56%		0.67%

	At December 31, 2012
	60-90 Days		Greater Than 90 Days
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	10	$1,941	10	$2,348
Construction	1	1,174	1	130
Home equity	7	717	12	1,516
Commercial and multi-family	11	5,245	22	9,275
Total	29	9,077	45	13,269

Commercial business	2	152	9	1,514
Consumer	-	-	-	-
Total delinquent loans	31	$9,229	54	$14,783

Delinquent loans to total loans		0.99%		1.58%

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family residential	$7,122	$8,195	$7,679	$4,829	$2,163
Construction	-	-	-	521	130
Home equity	1,179	1,560	943	1,203	1,564
Commercial and multi-family	6,619	12,807	10,355	11,733	13,043
Commercial business	726	885	627	2,279	3,159
Consumer	6	-	-	-	-
Total	15,652	23,447	19,604	20,565	20,059

Accruing loans delinquent more than 90 days:
One-to four-family residential	-	-	-	-	1,223
Construction	-	-	-	-	-
Home equity	-	-	-	-	227
Commercial and multi-family	2,827	-	-	-	1,386
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total	2,827	-	-	-	2,836

Total non-performing loans	18,479	23,447	19,604	20,565	22,895
Foreclosed assets	3,525	1,564	3,485	2,227	3,274

Total non-performing assets	$22,004	$25,011	$23,089	$22,792	$26,169
Total non-performing assets as a percentage of total assets	1.29%	1.55%	1.77%	1.89%	2.23%

Total non-performing loans as a percentage of total loans	1.23%	1.63%	1.60%	1.98%	2.45%

For the year ended December 31, 2016, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $1.1 million. We received and recorded $798,000 in interest income for such loans for the year ended December 31, 2016.

Classified Loans.  The Bank’s Lending Policy contains a classification system which evaluates the overall risk of a problem loan. When a loan is classified and determined to be impaired, the Bank may establish specific allowances for loan losses. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2016, the Bank reported $29.3 million in classified assets.  The loans classified are represented by loans secured either by one-to-four family or commercial real estate.

The Bank’s internal classification system is defined by risk rating grades in accordance with guidance offered by the banking regulatory agencies. The grades of excellent, good, satisfactory and bankable with care (1-5 rating) are considered as a “pass” rating.  The “classified” risk ratings of (6-9 rating) are detailed below.

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

The methodology includes the segregation of the loan portfolio into two divisions of performing loans and loans determined to be impaired.  Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance of performing loans is evaluated based on historical loan experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclose, or a forced Bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. As of December 31, 2016, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructurings of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the restructured loan. The Bank also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision.  Management must make estimates using assumptions and information that is often subjective and subject to change.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2016	2015	2014	2013	2012
		(Dollars in Thousands)

Balance at beginning of year	$18,042	$16,151	$14,342	$12,363	$10,509

Charge-offs:
One- to four-family residential	459	67	28	40	793
Construction	-	-	-	132	292
Commercial business(1)	163	279	208	374	612
Commercial and multi-family	405	10	1,143	123	1,360
Home equity(2)	54	106	56	302	24
Consumer	-	-	2	-	-
Total charge-offs	1,081	462	1,437	971	3,081

Recoveries	221	73	446	200	35
Net charge-offs	860	389	991	771	3,046
Provisions charge to operations	27	2,280	2,800	2,750	4,900
Ending balance	$17,209	$18,042	$16,151	$14,342	$12,363

Ratio of non-performing assets to total assets at the end of year	1.29%	1.55%	1.77%	1.89%	2.23%
Allowance for loan losses as a percent of total loans outstanding	1.14%	1.25%	1.32%	1.38%	1.32%
Ratio of net charge-offs during the year to total loans outstanding at end of the year	0.06%	0.03%	0.08%	0.09%	0.33%
Ratio of net charge-offs during the year to non-performing loans	4.65%	1.66%	5.06%	3.75%	13.30%

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

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$2,098	9.44%	$2,107	11.68%	$2,364	10.16%	$1,729	9.41%	$1,143	8.33%
Commercial and Multi-family	10,621	70.26%	11,643	64.53%	10,028	59.74%	7,419	53.03%	7,088	46.50%
Construction	736	4.71%	722	4.00%	1,080	5.99%	700	3.60%	866	2.38%
Commercial business(1)	3,079	4.22%	1,749	9.69%	876	4.42%	1,295	5.08%	576	5.05%
Home equity(2)	374	2.15%	369	2.05%	333	2.46%	363	2.76%	284	2.77%
Consumer	2	0.08%	879	4.87%	449	0.18%	3	0.05%	41	0.06%
Unallocated	69	-%	168	0.93%	121	-%	83	-%	32	-%
Sub-total:	$16,979	90.86%	$17,637	97.75%	$15,251	82.95%	$11,592	73.93%	$10,030	65.09%
Acquired loans recorded at fair value:
Residential one-to-four family	$170	3.74%	$270	1.50%	$417	6.61%	$832	9.71%	$719	13.03%
Commercial and Multi-family	-	4.02%	17	0.09%	102	7.76%	1,744	12.16%	963	15.96%
Construction	-	-%	-	-%	-	-%	1	0.02%	93	0.11%
Commercial business(1)	-	0.30%	-	-%	-	0.52%	44	1.01%	244	1.30%
Home equity(2)	4	0.92%	50	0.28%	58	1.85%	129	2.63%	191	3.66%
Consumer	-	0%	-	-%	-	0.05%	-	0.09%	18	0.11%
Unallocated	-	-%	-	-%	-	-%	-	-%	-	-%
Sub-total	$174	8.99%	$337	1.87%	$577	16.79%	$2,750	25.62%	$2,228	34.17%
Acquired loans with deteriorated credit:
Residential one-to-four family	$43	0.10%	$47	0.26%	$64	0.13%	$-	0.21%	$105	0.31%
Commercial and Multi-family	13	0.05%	14	0.08%	23	0.09%	-	0.20%	-	0.37%
Construction	-	-%	-	-%	-	-%	-	-%	-	-%
Commercial business(1)	-	-%	4	0.02%	233	0.03%	-	0.04%	-	0.03%
Home equity(2)	-	-%	3	0.02%	3	0.01%	-	0.01%	-	0.01%
Consumer	-	-%	-	-%	-	-%	-	-%	-	-%
Unallocated	-	-%	-	-%	-	-%	-	-%	-	-%
Sub-total:	$56	0.15%	$68	0.38%	$323	0.26%	$-	0.46%	$105	0.72%
Total	$17,209	100.00%	$18,042	100.00%	$16,151	100.00%	$14,342	100.01%	$12,363	99.98%

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

As of December 31, 2016, there were no securities classified as held-to-maturity. We had $94.8 million in securities classified as available for sale, and no securities classified as trading or held-to-maturity. Securities classified as available for sale were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of securities classified as held-to-maturity or available for sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2016, management concluded that all unrealized losses were temporary in nature since they were related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Bank has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

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

As of December 31, 2016, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; (iv) municipal obligations, (v) equity securities (preferred stock); and (vi) certificates of deposit. The Board of Directors may authorize additional investments.

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

Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2016	2015	2014
	(In Thousands)
Securities available for sale:
Mortgage-backed securities	$82,472	$9,623	$9,768
Municipal obligations	6,961
Preferred stock	5,332	-	-
Total securities available for sale	94,765	9,623	9,768
Securities held to maturity:
Mortgage-backed securities	-	-	-
Municipal obligations	-	-	-
Trust originated preferred security	-	-	-
Total securities held to maturity	-	-	-
FHLB stock	9,306	10,711	8,830
Total investment securities	$104,071	$20,334	$18,598

The following table shows our securities held-to-maturity purchase, sale and repayment activities for the years indicated.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)

Purchases:
Fixed-rate	$-	$-	$3,034

Sales:
Fixed-rate	$-	$-	$(96,850)

Principal Repayments:
Repayment of principal	$-	$-	$(10,372)
(Decrease) in other items, net	-	-	(10,028)
Net (decrease)	$-	$-	$(114,216)

Maturities of Securities Portfolio.  The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2016 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	December 31, 2016
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value	Carrying Value	Average Yield

	(Dollars in Thousands)

Mortgage-backed securities	$-	-%	$-	-%	$6,230	1.95%	$80,594	2.47%	$82,472	$86,824	2.43%
Municipal obligations	6,968	1.40	-	-	-	-	-	-	6,961	6,968	1.40
Preferred stock	-	-	-	-	-	-	5,356	8.54	5,332	5,356	8.54
Total investment securities	$6,968	1.40%	$-	-%	$6,230	1.95%	$85,950	2.85%	$94,765	$99,148	2.69%

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

The interest rates paid by us on deposits are set at the direction of our senior management.  Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2016 and December 31, 2015 we had $19.6 million and $46.7 million in brokered deposits, respectively.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2016		2015		2014
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount

	(Dollars in Thousands)

Demand	-%	$158,523	-%	$130,920	-%	$127,308
NOW	0.55	307,071	0.38	226,137	0.21	155,044
Savings and club accounts	0.15	260,121	0.16	250,936	0.15	283,872
Money market	0.66	125,614	0.40	54,915	0.30	49,709
Certificates of deposit	1.36	540,875	1.18	611,021	1.07	412,623
Total	0.87%	$1,392,204	0.73%	$1,273,929	0.59%	$1,028,556

__________

(1) Represents the average rate paid during the year.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2016	2015	2014

	(Dollars in Thousands)

Beginning of year	$1,273,929	$1,028,556	$968,670
Net deposits	107,736	238,100	54,693
Interest credited on deposit accounts	10,540	7,273	5,193
Total increase in deposit accounts	118,276	245,373	59,886
Ending balance	$1,392,205	$1,273,929	$1,028,556
Percent increase	9.28%	23.86%	6.18%

Jumbo Certificates of Deposit.  As of December 31, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $399.2 million.  The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2016
Maturity Period	(In Thousands)
Within three months	$101,868
Three through twelve months	122,101
Over twelve months	175,194
Total	$399,163

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$127,186	23.51%	$185,401	30.34%	$224,148	54.32%
1.00% - 1.99%	331,352	61.26	347,930	56.94	109,109	26.44
2.00% - 2.99%	82,267	15.21	77,590	12.70	75,978	18.41
3.00% - 3.99%	70	0.01	100	0.02	3,160	0.77
4.00% - 4.99%	-	-	-	-	228	0.06
5.00% - 5.99%	-	-	-	-	-	-
Total	$540,875	100.00%	$611,021	100.00%	$412,623	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2016.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total

	(In Thousands)
Interest rate:
0.00% - 0.99%	$115,404	$9,717	$2,065	$-	$127,186
1.00% - 1.99%	177,780	73,301	62,623	17,648	331,352
2.00% - 2.99%	21,012	19,106	14,235	27,914	82,267
3.00% - 3.99%	-	70	-	-	70
4.00% - 4.99%	-	-	-	-	-
Total	$314,196	$102,194	$78,923	$45,562	$540,875

Borrowings.  The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the Federal Home Loan Bank of New York (“FHLB”). At December 31, 2016, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $809.2 million, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50% of total assets is recalculated each quarter. Additionally, at December 31, 2016 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Bank’s option since June 17, 2009, and quarterly thereafter.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2016	2015	2014

	(Dollars in Thousands)

Balance at end of year	$20,000	$-	$26,000
Average balance during year	$103	$595	$13,591
Maximum outstanding at any month end	$20,000	$3,000	$45,500
Weighted average interest rate at end of year	0.88%	-%	0.38%
Average interest rate during year	1.00%	0.37%	0.32%

Employees

At December 31, 2016, we had 353 full-time equivalent employees. None of our employees is represented by a collective bargaining group. We believe that our relationship with our employees is good.

Subsidiaries

We have three non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities.  Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2016, this company held $99.1 million in securities. With the merger with Pamrapo Bancorp. Inc., we acquired Pamrapo Service Corporation which has been inactive since May 2010. BCB New York Management, Inc. was established in October 2012 for the purpose of holding and investing in various loan products and investing in securities. For the year ended December 31, 2016, there was no activity related to this subsidiary.

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

The Dodd-Frank Act

The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators.  The Dodd-Frank Act required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan.  The final “Ability to Repay” rules, which were effective beginning January 2014, established a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.  In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor.  The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  The Dodd-Frank Act increased the ability of stockholders to influence boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directed the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

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

Federal Regulation. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking.  The Company has not elected “financial holding company” status.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations.  Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

The Company's status as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

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

As described above, effective January 1, 2015, the Company became subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. If the capital requirements were effective at December 31, 2016, the Company  would have been considered to be a well-capitalized Bank Holding Company.

The Federal Reserve may set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

New Jersey Regulation. Under the New Jersey Banking Act, a company owning or controlling a bank is regulated as a bank holding company and must file certain reports with the Commissioner and is subject to examination by the Commissioner. Under the New Jersey Banking Act, as well as Federal law, no person may acquire control of the Company or the Bank without first obtaining approval of such acquisition of control from the Federal Reserve and the Commissioner.

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

Capital Requirements.  Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier l capital to total assets leverage ratio.  The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  For 2017, the capital conservation buffer is 1.25% of risk-weighted assets.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities.  Under federal law, all state-chartered FDIC-insured banks have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by New Jersey law.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The applicable FDIC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Enforcement. The FDIC has extensive enforcement authority over insured state banks, including the Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”

Federal Insurance of Deposit Accounts.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

Under the FDIC’s risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors.  Rates were based on each institution’s risk category and certain specified risk adjustments. Stronger institutions paid lower rates while riskier institutions paid higher rates. Assessments were based on an institution’s average consolidated total assets minus average tangible equity, with the assessment rate schedule ranging from 2.5 to 45 basis points.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5% the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2016, the annualized Financing Corporation assessment was equal to 0.60 of a basis point of total average assets less average tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what assessment rates will be in the future.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. BCB Community Bank’s latest FDIC CRA rating, dated May 18, 2015 was “satisfactory.”

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

Under the Exchange Act, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls.  For the year ended December 31, 2016, our auditors are required to audit our internal control over financial reporting.

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

At December 31, 2016, $1.12 billion, or 74.3%, of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Commercial real estate and multi-family loans generally carry larger balances and can involve a greater degree of financial and credit risk than other loans. As a result, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, such as us, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. During the last recession, financial institutions with high commercial real estate loan concentrations were more susceptible to failure. If we cannot effectively manage the risk associated with our high concentration of commercial real estate loans, our financial condition and results of operations may be adversely affected.

We may not be able to successfully maintain and manage our growth.

The Company has progressed on an organic branching initiative which is intended to mitigate the location risk of our strong Hudson County concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through merger and acquisition activity. To this end, the Company opened two branches in 2015 and seven branches in 2016. The Company is also looking to open several more branches within the next year.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2016, our allowance for loan losses totaled $17.2 million, representing 1.14% of total loans or 93.13% of non-performing loans.

While we have only been operating for 16 years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, and although we had $22.0 million, or 1.29% of total assets consisting of non-performing assets at December 31, 2016, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

At December 31, 2016, we had $48.2 million in classified loans of which $320,000 were classified as losses, $29.0 million were classified as substandard and $18.9 million were classified as special mention. In addition, at that date we had $15.7 million in non-accruing loans. We have adhered to stringent underwriting standards in the origination of loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have significantly less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2016 and 2015, our net interest income was $55.1 million and $53.5 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates.  Accordingly, our net interest income may continue to decrease, which may have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

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

We intend to continue to build market share through de novo branching and expansion of our commercial real estate and multi-family lending capacity. Since January 1, 2015, we have opened nine de novo branches including two in 2015 and seven in 2016. Pursuant to our de novo branch expansion strategy, during the two years ended December 31, 2016 we hired 26 new full-time equivalent employees, primarily in the areas of business development, loan administration and customer service. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment of the new branches.

The Dodd-Frank Act will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act, among other things, has changed and will continue to change the bank regulatory framework. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies.  An independent Consumer Financial Protection Bureau has assumed the consumer protection responsibilities of the various federal banking agencies and has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators.  The legislation also gave state attorneys general the ability to enforce applicable federal consumer protection laws.  The Dodd-Frank Act also required the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to securitized loans. These measures are likely to increase our costs of doing business and increase our costs related to regulatory compliance, and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC and the Federal Reserve approved a new rule that substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implemented the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. In 2017, the ratio will be 1.25 of risk-weighted assets. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Among other sources of funds, we rely on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On December 31, 2016, brokered deposits totaled $20.8 million, or approximately 1.4% of total deposits. The Bank’s primary source for brokered money market deposits is the Certificate of Deposit Account Registry Service (“CDARS”).

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2016, approximately 98% of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank conducts its business through an executive office, one administrative office, and 22 branch offices. 15 offices have drive-up facilities. The Bank has 29 automatic teller machines at its branch facilities and two other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2016. The total net book value of the Bank’s premises and equipment at December 31, 2016 was $19.4 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C
Bayonne, New Jersey	2003	$2,608
Administrative and Other Offices
591-597 Avenue C
Bayonne, New Jersey	2010	2,371
27 West 18th Street
Bayonne, New Jersey	2014	211	(1)
Branch Offices
860 Broadway
Bayonne, New Jersey	2000	817	(1)
510 Broadway
Bayonne, New Jersey	2003	331	(1)
401 Washington St.
Hoboken, New Jersey	2010	283	(1)
987 Broadway
Bayonne, New Jersey	2010	509
473 Spotswood Englishtown Rd
Monroe Township, New Jersey	2010	207	(1)
611 Avenue C
Bayonne, New Jersey	2010	1,808
181 Avenue A
Bayonne, New Jersey	2010	2,358
200 Valley Street
S. Orange, New Jersey	2011	1,180
34 Main Street
Woodbridge, New Jersey	2011	12	(1)
1379 St. George Avenue
Colonia, New Jersey	2014	106	(1)
165 Passaic Avenue
Fairfield, New Jersey	2014	30	(1)
354 New Dorp Lane
Staten Island, New York	2015	534	(1)
190 Park Avenue
Rutherford, New Jersey	2015	467	(1)
1500 Forest Avenue
Staten Island, New York	2016	1,116	(1)
626 Laurel Avenue
Holmdel, New Jersey	2016	34	(1)
112 Talmadge Road
Edison, New Jersey	2016	51	(1)
734 Ridge Road
Lyndhurst, New Jersey	2016	272	(1)
2 Arnot Street
Lodi, New Jersey	2016	71	(1)

Net book value of properties	15,376
Furnishings and equipment	4,006	(2)
Total premises and equipment	$19,382

(1) Leased Property

(2) Includes off-site ATMs

ITEM 3.  LEGAL PROCEEDINGS

       We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2016, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

      Pursuant to the Stipulation, the plaintiff class's counsel reserved the right to seek an award of counsel fees and litigation expenses (“Fees Motion”). The maximum amount which may be awarded as a result of the Fees Motion is $1,000,000.00. The plaintiff class’s counsel has made a Fee Motion to the court seeking a final award of counsel fees and litigation expenses of approximately $1,000,000.00. The Company and the remaining defendants have vigorously opposed that motion. It is anticipated that the court will schedule a hearing date for the Fee Motion in March 2017.

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

By Order of the court, dated August 10, 2016, the parties were granted permission to serve and file motions for summary judgment by November 9, 2016. Prior to consideration of these motions, a Settlement Conference was scheduled before the court on November 16, 2016. The Plaintiffs and Progressive did not settle their respective claims at that Settlement Conference.

The parties have filed motions for summary judgment. These motions were returnable before the court on December 5, 2016. A decision on these motions has not been received from the court to date. All discovery has been stayed until disposition of these motions.

      The Plaintiffs are vigorously pursuing full recovery.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”

The following table sets forth the high and low closing prices for the Company’s common stock for the periods indicated. As of December 31, 2016, there were 11,267,225 shares of the Company’s common stock outstanding. At March 9, 2017,  the Company had approximately 2,000 stockholders of record.

Fiscal 2016	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2016	$13.50	$11.01	$0.14
Quarter Ended September 30, 2016	11.30	10.18	0.14
Quarter Ended June 30, 2016	10.60	9.97	0.14
Quarter Ended March 31, 2016	10.76	9.75	0.14
Fiscal 2015	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2015	$11.33	$9.97	$0.14
Quarter Ended September 30, 2015	12.12	9.88	0.14
Quarter Ended June 30, 2015	12.50	11.75	0.14
Quarter Ended March 31, 2015	12.46	11.25	0.14

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2016 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans that were not approved by shareholders.

,296
Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(2)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	575,000(1)	10.78	325,000
Equity compensation plans not approved by shareholders	—	—	—
Total	575,000	10.78	325,000

_____________________________

(1)	Consists of options to purchase 575,000 shares under the 2011 Stock Option Plan.
(2)	The weighted average exercise price reflects the exercise prices ranging from $8.93-$13.32 per share for options under the 2011 Stock Option Plan.

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2012 through December 31, 2016, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, as repriced on the SNL Banks Index, and (c) the cumulative total return of the Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB Bancorp, Inc.

Total Return Performance
Index Value
280
260
240
220
200
180
160
140
120
100
80
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
BCB Bancorp, Inc.
NASDAQ Composite
SNL Bank

		Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
BCB Bancorp, Inc.	100.00	98.09	146.20	132.87	123.73	162.91
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank	100.00	134.95	185.28	207.12	210.65	266.16

On May 9, 2012, the Company announced a sixth stock repurchase plan to repurchase 5% or 462,800 shares of the Company’s common stock. On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced a stock repurchase plan to repurchase up to 400,000 shares of the Company’s common stock. The Company made no stock purchases for the three months ended December 31, 2016.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The information is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc.

	Selected financial condition data at December 31,
	2016	2015	2014	2013	2012

	(In Thousands)
Total assets	$1,708,208	$1,618,406	$1,301,900	$1,207,959	$1,171,358
Cash and cash equivalents	65,038	132,635	32,123	29,844	34,147
Securities available for sale	94,765	9,623	9,768	1,104	1,240
Securities, held to maturity	-	-	-	114,216	164,648
Loans receivable, net	1,485,159	1,420,118	1,207,850	1,020,344	922,301
Deposits	1,392,205	1,273,929	1,028,556	968,670	940,786
Borrowings	175,000	204,124	137,124	132,124	131,124
Stockholders’ equity	131,081	133,544	102,252	100,060	91,581

	Selected operating data for the year ended December 31,
	2016	2015	2014	2013	2012

	(In thousands, except for per share amounts)
Net interest income	$55,060	$53,511	$49,888	$46,779	$41,700
Provision for loan losses	27	2,280	2,800	2,750	4,900
Non-interest income (loss)	6,123	7,065	3,958	3,375	(7,225)
Non-interest expense	47,895	46,452	38,409	31,437	33,889
Income tax expense (benefit)	5,258	4,814	5,047	6,551	(2,252)
Net income (loss)	$8,003	$7,030	$7,590	$9,416	$(2,062)
Net income (loss) per share:
Basic	$0.63	$0.69	$0.81	$1.06	$(0.23)
Diluted	$0.63	$0.69	$0.81	$1.06	$(0.23)
Common Dividends declared per share	$0.56	$0.56	$0.54	$0.48	$0.48

	At or for the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Return (loss) on average assets (ratio of net income to average total assets)	0.47%	0.48%	0.61%	0.80%	(0.17)%
Return (loss) on average stockholders’ equity (ratio of net income to average stockholders’
equity)	6.11	6.52	7.42	10.18	(2.26)
Non-interest income (loss) to average assets	0.36	0.48	0.32	0.29	(0.61)
Non-interest expense to average assets	2.81	3.15	3.09	2.68	2.86
Net interest rate spread during the year	3.14	3.50	3.94	3.89	3.44
Net interest margin (net interest income to average interest earning assets)	3.32	3.72	4.11	4.06	3.60
Ratio of average interest-earning assets to average interest-bearing liabilities	118.02	118.42	119.75	118.32	115.23
Cash dividend payout ratio	86.87	76.50	68.67	45.28	(208.7)

Asset Quality Ratios:
Non-performing loans to total loans at end of year	1.23	1.63	1.60	1.98	2.45
Allowance for loan losses to non-performing loans at end of year	110.59	76.95	82.39	69.74	54.00
Allowance for loan losses to total loans at end of year	1.14	1.25	1.32	1.38	1.32

Capital Ratios:
Stockholders’ equity to total assets at end of year	7.63	8.25	7.85	8.28	7.82
Average stockholders’ equity to average total assets	7.70	7.30	8.22	7.89	7.72
Tier 1 capital to average assets (1)	8.10	8.61	8.33	8.70	8.38
Tier 1 capital to risk weighted assets (1)	10.33	10.81	10.48	12.41	12.79

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

Financial Condition at December 31, 2016 and 2015

Total assets increased by $89.8 million, or 5.5%, to $1.708 billion at December 31, 2016 from $1.618 billion at December 31, 2015. Total assets increased primarily as a result of increases in net loans receivable, securities available for sale, and net premises and equipment, partially offset by a decrease in total cash and cash equivalents. Management is focusing on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase loans in the secondary market that provide competitive returns but meet our internal underwriting guidelines. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents decreased by $67.6 million, or 51.0%, to $65.0 million at December 31, 2016 from $132.6 million at December 31, 2015.

Net loans receivable increased by $65.0 million, or 4.6%, to $1.485 billion at December 31, 2016 from $1.420 billion at December 31, 2015. The increase resulted primarily from a $62.0 million increase in real estate mortgages comprising commercial and multi-family, construction and participation loans with other financial institutions and commercial lines of credit, an increase of $13.6 million in residential real estate loans and an $833,000 decrease in the allowance for loan losses, partially offset by a decrease of $6.9 million in commercial business loans and a $3.9 million decrease in home equity and home equity lines of credit. As of December 31, 2016, the allowance for loan losses was $17.2 million, or 110.0%, of non-performing loans and 1.14% of gross loans, as compared to $18.0 million or 77.0% of non-performing loans and 1.25% of gross loans at December 31, 2015. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Securities available for sale increased $85.2 million, or 884.8%, to $94.8 million at December 31, 2016 from $9.6 million at December 31, 2015. As part of our growth and liquidity strategies, the Bank sought to further strengthen our balance sheet by increasing our investment portfolio.

Deposit liabilities increased by $118.3 million, or 9.3%, to $1.392 billion at December 31, 2016 from $1.274 billion at December 31, 2015. The increase resulted primarily from an increase of $77.6 million in interest-bearing demand accounts, a $32.2 million increase in non-interest bearing deposits, an increase of $70.7 million in money market interest bearing deposits, partly offset by a decrease of $70.1 million in certificates of deposit. Recognizing this shift in the mix of our deposits, the attraction and retention of non-interest bearing commercial deposits, and longer dated maturity deposits remains a focus of our retail deposit gathering philosophy. During 2016, the Federal Open Market Committee (FOMC) has continued its accommodative monetary policy. This extended environment of historically low short term market rates has resulted in continuing parallel low retail deposit account yields, directly decreasing interest expense.

Short-term borrowings increased to $20.0 million at December 31, 2016 from $0 at December 31, 2015. Long-term borrowings decreased by $45.0 million, or 22.5%, to $155.0 million at December 31, 2016 from $200.0 million at December 31, 2015. The purpose of the borrowings reflected the use of long term and short term FHLB advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity decreased $2.4 million, or 1.8%, to $131.1 million at December 31, 2016 from $133.5 at December 31, 2015. Stockholders’ equity decreased primarily as a result of cash dividends paid on common stock and preferred stock, the redemption of Series A preferred stock, and an increase in other comprehensive loss, partially offset by net income during the year ended December 31, 2016.

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

	At December 31, 2016		Year ended December 31, 2016			Year ended December 31, 2015
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest earned/paid	Average Yield/Cost	Average Balance	Interest earned/paid	Average Yield/Cost

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$1,502,368	4.81%	$1,449,816	$69,406	4.79%	$1,360,304	$66,628	4.90%
Investment securities(2)	104,071	2.46	38,893	1,217	3.13	19,829	651	3.28
Interest-earning deposits	53,897	0.52	169,121	732	0.43	58,392	101	0.17
Total interest-earning assets	1,660,336	4.49%	1,657,830	71,355	4.30%	1,438,525	67,380	4.68%

Interest-earning liabilities:
Total interest-bearing
demand deposits	$281,774	0.59%	$284,271	$1,560	0.55%	$189,016	$716	0.38%
Money market deposits	125,614	0.77	80,588	530	0.66	51,872	207	0.40
Savings deposits	260,121	0.16	255,232	379	0.15	260,284	403	0.16
Certificates of deposit	540,875	1.36	593,994	8,092	1.36	515,706	6,084	1.18
Borrowings	179,124	2.74	190,613	5,734	3.01	197,917	6,459	3.26
Total interest-bearing liabilities	1,387,508	1.07%	1,404,698	16,295	1.16%	1,214,795	13,869	1.14%

Net interest income				$55,060			$53,511

Interest rate spread(3)		3.41%			3.14%			3.54%
Net interest margin(4)		3.58%			3.32%			3.72%
Ratio of interest-earning assets to
interest-bearing liabilities	119.66%		118.02%			118.42%
___________________________

(1) Excludes allowance for loan losses.

(2) Includes Federal Home Loan Bank of New York stock.

(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Net Interest Income (Continued)

	Year ended December 31, 2014
	(Dollars in Thousands)
	Average Balance	Interest earned/paid	Average Yield/Cost
Interest-earning assets:
Loans receivable (1)	$1,116,673	$57,858	5.18%
Investment securities(2)	73,419	2,282	3.11
Interest-earning deposits	24,715	55	0.22
Total interest-earning assets	1,214,807	60,195	4.96%

Interest-earning liabilities:
Interest-bearing demand deposits	$152,205	$318	0.21%
Money market deposits	62,691	189	0.30
Savings deposits	269,151	406	0.15
Certificates of deposit	400,455	4,287	1.07
Borrowings	129,984	5,107	3.93
Total interest-bearing liabilities	1,014,486	10,307	1.02%

Net interest income		$49,888

Interest rate spread(3)			3.94%
Net interest margin(4)			4.11%
Ratio of interest-earning assets to interest-bearing liabilities	119.75%

___________________________

(1) Excludes allowance for loan losses.

(2) Includes Federal Home Loan Bank of New York stock.

(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in our interest income and interest expense for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old average volume); (iii) changes due to combined changes in rate and volume; and (iv) the net change.

	Years Ended December 31,
	2016 vs. 2015				2015 vs. 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)

	(In thousands)
Interest income:
Loans receivable	$4,384	$(1,507)	$(99)	$2,778	$12,623	$(3,163)	$(690)	$8,770
Investment securities	625	(30)	(29)	566	(1,666)	127	(92)	(1,631)
Interest-earning deposits
with other banks	191	152	288	631	76	(13)	(17)	46
Total interest-earning assets	5,200	(1,385)	160	3,975	11,033	(3,049)	(799)	7,185

Interest expense:
Interest-bearing demand accounts	361	322	162	845	77	258	62	397
Money market	115	134	74	323	(33)	63	(11)	19
Savings and club	(8)	(17)	-	(25)	(14)	11	-	(3)
Certificates of Deposits	924	942	143	2,009	1,235	436	126	1,797
Borrowed funds	(238)	(505)	19	(724)	2,670	(866)	(452)	1,352

Total interest-bearing liabilities	1,154	876	398	2,428	3,935	(98)	(275)	3,562
Change in net interest income	$4,046	$(2,261)	$(238)	$1,547	$7,098	$(2,951)	$(524)	$3,623

Results of Operations for the Years Ended December 31, 2016 and 2015

Net income was $8.0 million for the year ended December 31, 2016, compared with $7.0 million for the year ended December 31, 2015. Net income increased due to higher interest income on interest earning assets, lower interest expense on borrowings, and a lower provision for loan loss, partially offset by increases in interest expense on deposits, lower non-interest income, and higher non-interest expense for the year ended December 31, 2016, as compared with the year ended December 31, 2015.

Net interest income increased by $1.5 million, or 2.9%, to $55.1 million for the year ended December 31, 2016 from $53.6 million for the year ended December 31, 2015. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $219.3 million, or 15.3%, to $1.658 billion for the year ended December 31, 2016 from $1.439 billion for year ended December 31, 2015, partly offset by a decrease in the average yield on interest-earning assets of 38 basis points to 4.30% for the year ended December 31, 2016 from 4.68% for the year ended December 31, 2015. The average balance of interest-bearing liabilities increased by $189.9 million, or 15.6%, to $1.405 billion for the year ended December 31, 2016 from $1.215 billion for the year ended December 31, 2015, and the average cost of interest bearing liabilities increased by 2 basis points to 1.16% for year ended December 31, 2016 from 1.14% for the year ended December 31, 2015. Net interest margin was 3.32% for the year ended December 31, 2016, and 3.72% for the year ended December 31, 2015.

Interest income on loans receivable increased by $2.8 million, or 4.2%, to $69.4 million for the year ended December 31, 2016 from $66.6 million for the year ended December 31, 2015. The increase was primarily attributable to an increase in the average balance of loans receivable of $89.5 million, or 6.6%, to $1.450 billion for the year ended December 31, 2016 from $1.360 billion for the year ended December 31, 2015, partially offset by a decrease in the average yield on loans receivable to 4.79% for the year ended December 31, 2016 from 4.90% for the year ended December 31, 2015. The increase in the average balance of loans receivable was the result of our comprehensive loan growth strategy. The decrease in average yield on loans reflects the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities increased by $566,000, or 86.9%, to $1.2 million for the year ended December 31, 2016 from $651,000 for the year ended December 31, 2015. This increase was primarily due to an increase in the average balance of securities of $19.1 million, or 96.2%, to $38.9 million for the year ended December 31, 2016 from $19.8 million for the year ended December 31, 2015, partly offset by a decrease in the average yield of securities to 3.13% for the year ended December 31, 2016 from 3.28% for the year ended December 31, 2015.

Interest income on other interest-earning assets increased by $631,000, or 624.8%, to $732,000 for the year ended December 31, 2016 from $101,000 for the year ended December 31, 2015. This increase was primarily due to an increase in the average balance of other interest earning assets of $110.7 million, or 189.6%, to $169.1 million for the year ended December 31, 2016 from $58.4 million for the year ended December 31, 2015 as well as an increase in the average yield on other interest-earning assets to 0.43% for the year ended December 31, 2016 from 0.17% for the year ended December 31, 2015.

Total interest expense increased by $2.4 million, or 17.5%, to $16.3 million for the year ended December 31, 2016 from $13.9 million for the year ended December 31, 2015. The increase resulted primarily from an increase in in the average balance of interest-bearing liabilities of $189.9 million, or 15.6%, to $1.405 billion for the year ended December 31, 2016 from $1.215 billion for the year ended December 31, 2015 and an increase in the average cost of interest-bearing liabilities of 2 basis points to 1.16% for the year ended December 31, 2016 from 1.14% for the year ended December 31, 2015.

The provision for loan losses totaled $27,000 and $2.3 million for the years ended December 31, 2016 and 2015, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2016, the Company experienced $860,000 in net charge-offs (consisting of $1.08 million in charge-offs and $221,000 in recoveries). During the year ended December 31, 2015, the Company experienced $389,000 in net charge-offs (consisting of $462,000 in charge-offs and $73,000 in recoveries). The Company had non-performing loans totaling $15.7 million, or 1.04%, of gross loans at December 31, 2016 and $23.4 million, or 1.63%, of gross loans at December 31, 2015. The allowance for loan losses was $17.2 million, or 1.15%, of gross loans at December 31, 2016 as compared to $18.0 million, or 1.25%, of gross loans at December 31, 2015. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2016 and December 31, 2015.

Total non-interest income decreased by $942,000, or 13.3% to $6.1 million for the year ended December 31, 2016 compared with $7.0 million for the year ended December 31, 2015. Gains on sales of loans decreased $1.5 million to $3.3 million for the year ended December 31, 2016 from $4.9 million for the year ended December 31, 2015, partly offset by an increase in fees and service charges of $1.0 million to $3.1 million for the year ended December 31, 2016 from $2.1 million for the year ended December 31, 2015.

Total non-interest expense increased by $1.4 million, or 3.1%, to $47.9 million for the year ended December 31, 2016 from $46.4 million for the year ended December 31, 2015. Salaries and employee benefits expense increased by $2.2 million, or 9.6%, to $25.3 million for the year ended December 31, 2016 from $23.1 million for the year ended December 31, 2015. This increase in both salaries and employee benefits was mainly attributable to an increase of 35 average full-time equivalent employees, or 10.8%, to 365 for the year ended December 31, 2016 from 330 for the year ended December 31, 2015. The increase in employees relates to the addition of business development and loan administration employees, and the openings and anticipated openings of new branch offices in 2015 and 2016. Occupancy and equipment expense increased by $533,000, or 7.0%, to $8.2 million for the year ended December 31, 2016 from $7.6 million for the year ended December 31, 2015. The increase in occupancy and equipment expense was related primarily to the openings of new branch offices in 2016 and 2015. Data processing expense decreased by $1.6 million, or 38.7%, to $2.6 million for the year ended December 31, 2016 from $4.2 million for the year ended December 31, 2015. The decrease in data processing expense was primarily related to efficiencies achieved with the conversion to a new core system. Professional fees increased by $511,000, or 39.6%, to $1.8 million for the year ended December 31, 2016 from $1.3 million for the year ended December 31, 2015. Director fees increased by $142,000, or 26.9%, to $670,000 for the year ended December 31, 2016 from $528,000 for the year ended December 31, 2015. Regulatory assessments increased by $350,000, or 28.7%, to $1.6 million for the year ended December 31, 2016 from $1.2 million for the year ended December 31, 2015, primarily related to asset growth. Advertising expense decreased by $616,000, or 27.8%, to $1.6 million for the year ended December 31, 2016 from $2.2 million for the year ended December 31, 2015. Net other real estate owned (“OREO”) expense decreased by $353,000, or 61.5%, to $221,000 for the year ended December 31, 2016 from $574,000 for the year ended December 31, 2015. Other non-interest expense increased by $306,000, or 5.4%, to $6.0 million for the year ended December 31, 2016 from $5.7 million for the year ended December 31, 2015. Other non-interest expense is comprised of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

The income tax provision increased by $444,000, or 9.2%, to $5.3 million for the year ended December 31, 2016 from $4.8 million for the year ended December 31, 2015. The increase in the income tax provision was a result of higher taxable income during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The consolidated effective tax rate for the year ended December 31, 2016 was 39.7% compared to 40.7% for the year ended December 31, 2015.

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

The provision for loan losses totaled $2.3 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2015, the Company experienced $389,000 in net charge-offs (consisting of $462,000 in charge-offs and $73,000 in recoveries). Management identified improvements in qualitative factors which resulted in a lower provision requirement for the year ended December 31, 2016. During the year ended December 31, 2014, the Company experienced $1.0 million in net charge-offs (consisting of $1.4 million in charge-offs and $400,000 in recoveries). The Company had non-performing loans totaling $23.4 million, or 1.63%, of gross loans at December 31, 2015 and $19.6 million, or 1.60%, of gross loans at December 31, 2014. The allowance for loan losses was $18.0 million, or 1.25%, of gross loans at December 31, 2015 as compared to $16.2 million, or 1.32%, of gross loans at December 31, 2014. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2015 and December 31, 2014.

Total non-interest income increased by $3.1 million, or 78.5% to $7.1 million for the year ended December 31, 2016 compared with $4.0 million for the year ended December 31, 2014. Gains on sales of loans increased $2.7 million to $4.9 million for the year ended December 31, 2015 from $2.2 million for the year ended December 31, 2014. Transactions for the year ended December 31, 2014, for which there were no comparable events for the for the year ended December 31, 2015, included a $1.2 million gain on the sale of investment securities available for sale, $2.3 million increase in gains on the sale of investment securities held to maturity and a $4.0 million loss on the bulk sale of impaired loans.

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

At December 31, 2016, the Company had $20.0 million in overnight borrowings outstanding with the FHLB compared to $0 at December 31, 2015. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $179.1 million at December 31, 2016 as compared to $204.1 million at December 31, 2015.

The Company had the ability at December 31, 2016 to obtain additional funding from the FHLB of $29.9 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $314.2 million at December 31, 2016. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

At December 31, 2016 and December 31, 2015, the capital ratios of the Bank and the Company exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized”.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments at December 31, 2016.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years

	(In Thousands)
Benefit Plans	$7,806	$579	$1,155	$1,052	$5,020

Borrowed money	175,000	75,000	48,000	30,000	22,000

Lease obligations	-	-	-	-	-

Certificates of deposit	540,875	314,196	181,117	45,562	-

Total	$723,681	$389,775	$230,272	$76,614	$27,020

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

Quantitative Analysis.  The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2016. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2016. The following sets forth the Company’s NPV as of December 31, 2016.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+300bp	$162,298	$(63,824)	(28.23)	10.11%	(275)	bps
+200bp	183,718	(42,404)	(18.75)	11.10	(176)	bps
+100bp	207,198	(18,924)	(8.37)	12.14	(72)	bps
PAR	226,122	-	-	12.86	-	bps
-100bp	261,658	35,536	15.72	14.37	151	bps

_________

bp-basis points

The table above indicates that at December 31, 2016, in the event of a 100 basis point increase in interest rates, we would experience an 8.37% decrease in NPV, as compared to an  8.57% decrease at December 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2016 is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2016. That report appears below.

(c)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BCB Bancorp, Inc.

Bayonne, New Jersey

We have audited BCB Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BCB Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 13, 2017 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Baker Tilly Virchow Krause, LLP

Iselin, New Jersey

March 13, 2017

(d)	Changes in Internal Controls Over Financial Reporting.

On May 14, 2013, COSO issued an updated version of its Internal Control—Integrated Framework, referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded after December 31, 2014. Our Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2016 was based on the 2013 COSO Framework.

There were no significant changes made in our internal controls during the fourth quarter of 2016 or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) is incorporated herein by reference.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2017 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2017 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to Baker Tilly Virchow Krause, LLP.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)  Report of Independent Registered Public Accounting Firm

(B)  Consolidated Statements of Financial Condition as of December 31, 2016 and 2015

(C)  Consolidated Statements of Operations for each of the Years in the Three-Year period ended December 31, 2016

(D)  Consolidated Statements of Comprehensive Income for each of the Years in the Three-Year period ended December 31, 2016

(E)   Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2016

(F)   Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2016

(G)   Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)    Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc. (1)
3.2	Bylaws of BCB Bancorp, Inc. (2)
3.3	Certificate of Amendment to Restated Certificate of Incorporation (14)
4	Specimen Stock Certificate (3)
10.1	BCB Community Bank 2002 Stock Option Plan (4)
10.2	BCB Community Bank 2003 Stock Option Plan (5)
10.3	Amendment to 2002 and 2003 Stock Option Plans (6)
10.4	2005 Director Deferred Compensation Plan (7)
10.5	Executive Agreement with Thomas M. Coughlin (8)
10.6	BCB Bancorp, Inc. 2011 Stock Option Plan (9)
10.7	Employment Agreement with Thomas Keating (12)
10.8	Employment Agreement with Joseph Javitz (13)
13	Consolidated Financial Statements
14	Code of Ethics (10)
21	Subsidiaries of the Company (11)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File Number 000-50275) filed with the Securities and Exchange Commission on July 14, 2015.
(2)	Incorporated by reference to Exhibit 3 to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(3)	Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(6)	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
(7)

Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

(8)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 11, 2015.
(9)

Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Shareholders (File No. 000-50275), filed by the Company with the Securities and Exchange Commission on Schedule 14A on March 28, 2011.

(10)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.
(11)	Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.
(12)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 25, 2016.
(13)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on November 7, 2016.
(14)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on November 5, 2013.

ITEM 16.  FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 13, 2017	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Coughlin
Thomas Coughlin	President, Chief Executive Officer and Director	March 13, 2017

/s/ Thomas P. Keating
Thomas P. Keating	Chief Financial Officer	March 13, 2017
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 13, 2017

/s/ Robert Ballance
Robert Ballance	Director	March 13, 2017

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 13, 2017

/s/ Joseph J. Brogan
Joseph J. Brogan	Director	March 13, 2017

/s/ James E. Collins
James E. Collins	Director	March 13, 2017

/s/ Joseph Lyga
Joseph Lyga	Director	March 13, 2017

/s/ August Pellegrini, Jr.
August Pellegrini, Jr.	Director	March 13, 2017

/s/ James Rizzo
James Rizzo	Director	March 13, 2017

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 13, 2017

/s/ Gary S. Stetz
Gary S. Stetz	Director	March 13, 2017

EXHIBIT 13

CONSOLIDATED FINANCIAL STATEMENTS

BCB Bancorp, Inc. and Subsidiaries

Consolidated Financial Report

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BCB Bancorp, Inc.

Bayonne, New Jersey

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCB Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2017, expressed an unqualified opinion thereon.

/s/ Baker Tilly Virchow Krause, LLP

Iselin, New Jersey

March 13,  2017

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2016	2015
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$12,121	$11,808
Interest-earning deposits	52,917	120,827
Total cash and cash equivalents	65,038	132,635

Interest-earning time deposits	980	1,238
Securities available for sale	94,765	9,623
Loans held for sale	4,153	1,983
Loans receivable, net of allowance for loan losses of $17,209 and
$18,042, respectively	1,485,159	1,420,118
Federal Home Loan Bank of New York stock, at cost	9,306	10,711
Premises and equipment, net	19,382	15,727
Accrued interest receivable	5,573	5,595
Other real estate owned	3,525	1,564
Deferred income taxes	9,953	9,881
Other assets	10,374	9,331
Total Assets	$1,708,208	$1,618,406

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$158,523	$130,920
Interest bearing deposits	1,233,682	1,143,009
Total deposits	1,392,205	1,273,929
Short-term debt	20,000	-
Long-term debt	155,000	200,000
Subordinated debentures	4,124	4,124
Other liabilities	5,798	6,809
Total Liabilities	1,577,127	1,484,862

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,560 shares of series A, B and C 6% noncumulative perpetual
preferred stock (liquidation value $10,000 per share) at December 31, 2016 and 1,731 shares of	-	-
Series A and B 6% noncumulative perpetual preferred stock at December 31, 2015
Additional paid-in capital preferred stock	15,464	17,174
Common stock; no par value; 20,000,000 shares authorized, issued 13,797,088 and 13,738,587 at December 31, 2016 and 2015, respectively,
11,267,225 and 11,209,324 shares, respectively outstanding	-	-
Additional paid-in capital common stock	120,417	119,682
Retained earnings	28,159	27,382
Accumulated other comprehensive (loss)	(3,856)	(1,598)
Treasury stock, at cost, 2,529,863 and 2,529,263, respectively	(29,103)	(29,096)
Total Stockholders' Equity	131,081	133,544

Total Liabilities and Stockholders' Equity	$1,708,208	$1,618,406

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(In Thousands, Except for Per Share Data)
Interest income:
Loans, including fees	$69,406	$66,628	$57,858
Investments, taxable	1,198	651	2,254
Investments, non-taxable	19	-	28
Other interest-earning assets	732	101	55
Total interest income	71,355	67,380	60,195

Interest expense:
Deposits:
Demand	2,090	923	507
Savings and club	379	403	406
Certificates of deposit	8,092	6,084	4,287
	10,561	7,410	5,200
Borrowings	5,734	6,459	5,107
Total interest expense	16,295	13,869	10,307

Net interest income	55,060	53,511	49,888
Provision for loan losses	27	2,280	2,800

Net interest income, after provision for loan losses	55,033	51,231	47,088

Non-interest income:
Fees and service charges	3,076	2,061	2,188
Gain on sales of loans and other real estate owned	3,326	4,873	2,179
Loss on bulk sale of impaired loans held in portfolio	(373)	-	(4,012)
Gain on sale of securities held to maturity	-	-	2,288
Gain on sale of securities available for sale	-	-	1,223
Other	94	131	92
Total non-interest income	6,123	7,065	3,958

Non-interest expense:
Salaries and employee benefits	25,277	23,068	20,145
Occupancy and Equipment	8,168	7,635	5,708
Data processing service fees	2,599	4,238	4,062
Professional fees	1,802	1,291	2,121
Director fees	670	528	727
Regulatory assessments	1,568	1,218	1,142
Advertising	1,601	2,217	1,033
Other real estate owned, net	221	574	80
Other	5,989	5,683	3,391
Total non-interest expense	47,895	46,452	38,409

Income before income tax provision	13,261	11,844	12,637
Income tax provision	5,258	4,814	5,047

Net Income	$8,003	$7,030	$7,590
Preferred stock dividends	936	917	800
Net Income available to common stockholders	$7,067	$6,113	$6,790

Net Income per common share-basic and diluted
Basic	$0.63	$0.69	$0.81
Diluted	$0.63	$0.69	$0.81

Weighted average number of common shares outstanding
Basic	11,238	8,853	8,366
Diluted	11,251	8,875	8,401

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)

Net Income	$8,003	$7,030	$7,590
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(4,350)	(103)	286
Less: reclassification for gains on sale of securities available for sale on
Consolidated Statements of Operations	-	-	(1,223)
Tax effect (a)	1,777	42	383
Net of tax effect	(2,573)	(61)	(554)

Benefit Plans:
Actuarial gain (loss)	533	(338)	(1,542)
Tax effect	(218)	138	630
Net of tax effect	315	(200)	(912)

Other comprehensive (loss)	(2,258)	(261)	(1,466)

Comprehensive income	$5,745	$6,769	$6,124

(a) Income tax provision on Consolidated Statements of Operations includes $488,000 in 2014 related to the sale of securities available for sale.

See accompanying notes to consolidated financial statements.

 BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

	(In Thousands, except per share data)

Balance at January 1, 2014	$-	$-	$105,314	$23,710	$(29,093)	$129	$100,060
Proceeds from issuance of Series B preferred stock	-	-	770				770
Exercise of stock options (127,539 shares)	-	-	351	-	-	-	351
Stock-based compensation expense	-	-	55	-	-	-	55
Treasury stock purchases (884 shares)	-	-	-	-	(12)	-	(12)
Dividends payable on Series A and Series B 6%	-	-	-	-	-	-	-
noncumulative perpetual preferred stock	-	-	-	(800)	-	-	(800)
Cash dividends on common stock ($0.12 per share
in February and $0.14 per share in May, August,
and November) declared	-	-	-	(4,412)	-	-	(4,412)
Dividend reinvestment plan	-	-	105	(105)	-	-
Stock purchase plan	-	-	116	-	-	-	116
Net income	-	-	-	7,590	-	-	7,590
Other comprehensive loss	-	-	-	-	-	(1,466)	(1,466)
Balance at December 31, 2014	$-	$-	$106,711	$25,983	$(29,105)	$(1,337)	$102,252

Issuance of Common Stock	-	-	25,613	-	-	-	25,613
Proceeds from issuance of Series C preferred stock	-	-	3,848	-	-	-	3,848
Stock-based compensation expense	-	-	66	-	-	-	66
Treasury stock adjustment	-	-	-	-	9	-	9
Dividends payable on Series A, B, and C 6%
noncumulative perpetual preferred stock	-	-	-	(917)	-	-	(917)
Cash dividends on common stock ($0.14 per share)	-	-	-	(4,461)	-	-	(4,461)
Dividend reinvestment plan	-	-	253	(253)	-	-	-
Stock purchase plan	-	-	365	-	-	-	365
Net income	-	-	-	7,030	-	-	7,030
Other comprehensive loss	-	-	-	-	-	(261)	(261)
Balance at December 31, 2015	$-	$-	$136,856	$27,382	$(29,096)	$(1,598)	$133,544

Redemption of Series A Preferred Stock	-	-	(1,710)	-	-	-	(1,710)
Stock-based compensation expense	-	-	125	-	-	-	125
Treasury Stock Purchases (600 shares)	-	-	-	-	(7)	-	(7)
Dividends payable on Series A, B and C 6%
noncumulative perpetual preferred stock	-	-	-	(936)	-	-	(936)
Cash dividends on common stock ($0.14 per share)	-	-	-	(6,016)	-	-	(6,016)
Dividend Reinvestment Plan	-	-	274	(274)	-	-	-
Stock Purchase Plan	-	-	336	-	-	-	336
Net income	-	-	-	8,003	-	-	8,003
Other comprehensive loss	-	-	-	-	-	(2,258)	(2,258)

Ending balance at December 31, 2016	$-	$-	$135,881	$28,159	$(29,103)	$(3,856)	$131,081

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash flows from Operating Activities :	(In Thousands)
Net income	$8,003	$7,030	$7,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,422	2,149	1,512
Amortization and accretion, net	(1,805)	(451)	(819)
Provision for loan losses	27	2,280	2,800
Deferred income tax	1,487	2	1,251
Loans originated for sale	(39,081)	(17,764)	(25,450)
Proceeds from sale of loans originated for sale	40,237	23,749	25,507
Gain on sales of loans and other real estate owned	(3,326)	(4,873)	(2,179)
Fair value adjustment of other real estate owned	278	396	-
Gain on sales of securities held to maturity	-	-	(2,288)
Gain on sales of securities available for sale	-	-	(1,223)
Loss on bulk sale of impaired loans held in portfolio	373	-	4,012
Stock compensation expense	125	66	55
Decrease (increase) in accrued interest receivable	22	(1,141)	(297)
(Increase) in other assets	(1,043)	(2,257)	(5,296)
(Decrease) increase in accrued interest payable	(228)	239	47
(Decrease) in other liabilities	(250)	(1,736)	(726)
Net Cash Provided by Operating Activities	7,241	7,689	4,496

Cash flows from Investing Activities:
Proceeds from repayments, calls, and maturities on securities held to maturity	-	-	10,272
Proceeds from repayments, calls and maturities on securities available for sale	6,158	1,160	93
Purchases of securities held to maturity	-	-	(3,034)
Purchases of securities available for sale	(95,722)	(1,174)	-
Purchase of interest-earning time deposits	258	(245)	-
Proceeds from sales of securities held to maturity	-	-	99,198
Proceeds from sales of securities available for sale	-	-	1,320
Proceeds from sales of other real estate owned	1,146	1,525	907
Proceeds from bulk sale of impaired loans held in portfolio	1,817	-	10,355
Purchases of loans	-	-	(8,068)
Net increase in loans receivable	(68,766)	(213,811)	(197,421)
Additions to premises and equipment	(6,077)	(3,581)	(1,748)
Sale (purchase) of Federal Home Loan Bank of New York stock	1,405	(1,881)	(990)

Net Cash Used In Investing Activities	(159,781)	(218,007)	(89,116)

Cash flows from Financing Activities:
Net increase in deposits	118,276	245,373	59,886
Proceeds from long-term debt	10,000	67,000	23,000
Repayments of long-term debt	(55,000)	-	-
Net change in short term debt	20,000	(26,000)	8,000
(Purchase) adjustment of treasury stock	(7)	9	(12)
Cash dividends paid on common stock	(6,016)	(4,461)	(4,412)
Cash dividends paid on preferred stock	(936)	(917)	(800)
Net proceeds from issuance of common stock	336	25,978	467
Net (redemption) proceeds from issuance of preferred stock	(1,710)	3,848	770

Net Cash Provided By Financing Activities	84,943	310,830	86,899

Net (Decrease) increase in Cash and Cash Equivalents	(67,597)	100,512	2,279

Cash and Cash Equivalents-Beginning	132,635	32,123	29,844
Cash and Cash Equivalents-Ending	$65,038	$132,635	$32,123

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$5,317	$2,384	$7,416
Interest	$16,523	$13,630	$10,261

Non-cash items:
Transfer of loans to other real estate owned	$3,227	$-	$2,372
Reclassification of loans originated for sale to held to maturity	$-	$-	$460

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

In January and February 2016, the Company granted its Series A Noncumulative Perpetual Preferred Stock (“Series A Shares”) shareholders the option to have their shares redeemed, resulting in an aggregate redemption price of $1,710,000. Following the redemption of the 141 Series A Shares, 724 Series A Shares remain outstanding and subject to future redemption by the Company.

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

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey commercial bank which, as of December 31, 2016, operated at twenty-two locations in Bayonne, Carteret, Colonia, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lodi, Lyndhurst, Monroe Township, South Orange, Rutherford, Union, and Woodbridge New Jersey, and Staten Island, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, consumer loans.  BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. Pamrapo Service Corporation was organized in 1975 under New Jersey law to engage in the purchase and sale of real estate. In the 1990’s, the Pamrapo Service Corporation was engaged in the business of selling non-financial products, (annuities, mutual funds and stocks) to the public. The Pamrapo Service Corporation has been inactive since May 2010.  BCB New York Management, Inc. (the “New York Management Company”) was organized in October 2012 under New York law as a New York investment company primarily to hold various loan products, investment and mortgage-backed securities. BCB New York Management, Inc. has been inactive since 2012.

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

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2016 and the date these consolidated financial statements were issued.

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

No impairment charges were recorded related to the FHLB of New York stock during 2016, 2015, or 2014.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2016, the Bank owned nine properties totaling $3,525,000. At December 31, 2015, the Bank owned four properties totaling $1,564,000.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. The Company did not recognize any interest and penalties for the years ended December 31, 2016,  2015 and 2014. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2015,  2014, and 2013. The tax years subject to examination by the State taxing authority are the years ended December 31, 2015,  2014,  2013, and 2012. The Company was notified by the IRS in January 2017 that its 2014 consolidated income tax return was selected for examination, which will begin in March, 2017.

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the years ended December 31, 2016,  2015 and 2014, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the years ended December 31, 2016,  2015 and 2014, the weighted average number of outstanding options considered to be anti-dilutive was 418,500,  260,500,  and 126,219,  respectively.

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

Reclassification

Certain amounts as of and for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current year’s presentation. These changes had  no effect on the Company’s results of operations or financial position.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year.  The new guidance will be effective for public companies for periods beginning after December 15, 2017 with private companies provided a one-year deferral until periods beginning after December 15, 2018. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use. The guidance is effective for the Company’s financial statements beginning January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, we do believe the new standard

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance, included in non-interest income such as insurance commission fees, service charges, payment processing fees, trust services fees, and brokerage services fees. . The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations.

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

On May 1, 2006, the Bank renegotiated the lease to a twenty-five year term. The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the Consolidated Statements of Operations for 2016, 2015, and 2014, within occupancy expense of premises. The rent is to be adjusted every five years thereafter at the fair market rental value at the end of each preceding five year period. The Bank expects to pay New Bay $165,000 for the year 2017.

On February 8, 2012, the Bank entered into a two year lease, which has been extended, for a warehouse with a Director of the Bank. The purpose of the lease is to store documents, consumable supplies, equipment, and furniture not currently in use by the Bank. The Bank paid $20,400 a year, which is reflected in the Consolidated Statement of Operations for 2016, 2015 and 2014 within occupancy expense of premises. The Bank expects to pay $20,400 for the year 2017.

The Bank leases a property in Woodbridge, New Jersey from ACB Development LLC, a portion of which is owned by two Directors. Payments under the lease currently total $15,397 per month. The Bank paid $172,352,  $190,580, and $178,190 in rent in the years 2016, 2015 and 2014, which is reflected in the Consolidated Statement of Operations for 2016, 2015 and 2014 within occupancy expense of premises. The Bank expects to pay $175,490 for the year 2017.

On March 6, 2014, the Bank entered into a ten year lease of property in Rutherford, New Jersey with 190 Park Avenue, LLC, which is owned by two Directors.  The rent is $2,779 per month and lease payments of $33,350 and $33,350 were made in years 2016 and 2015, which is reflected in the 2016 Consolidated Statement of Operations within occupancy expense of premises. The Bank expects to pay $34,014 for the year 2017.

On May 12th, 2016, the Bank entered into a 5 year lease of property in Lyndhurst, New Jersey with 734 Ridge Realty, LLC, which is owned by two Directors. The rent is $7,350 per month and lease payments of $44,100 were made in 2016, which is reflected in the Consolidated Statement of Operations for 2016 within occupancy expense of premises. The Bank expects to pay $88,200 for the year 2017.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4- Securities Available for Sale

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities available for sale as of December 31, 2016 and December 31, 2015. The preferred stock does not have a maturity date.

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Due after five years through ten years	$6,230	$23	$86	$6,167
Due after ten years	80,594	65	4,354	76,305

Municipal obligations:
Due within one year	$6,968	$-	$7	$6,961
Preferred Stock:
Due after 10 years	5,356	-	24	5,332
	$99,148	$88	$4,471	$94,765

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$3,418	$13	$73	$3,358
Due after ten years	6,238	89	62	6,265
	$9,656	$102	$135	$9,623

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2016
Residential mortgage-backed securities	$74,672	$4,313	$3,379	$127	$78,051	$4,440
Municipal obligations	6,961	7	-	-	6,961	7
Preferred stock	1,983	24	-	-	1,983	24
	$83,616	$4,344	$3,379	$127	$86,995	$4,471

December 31, 2015
Residential mortgage-backed securities	$1,163	$4	$3,686	$131	$4,849	$135
	$1,163	$4	$3,686	$131	$4,849	$135

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company  intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At December 31, 2016 and 2015, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities, municipal obligations, and preferred stock on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these residential mortgage-backed securities, at December 31, 2016 to be temporary.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at December 31, 2016 and December 31, 2015 by segment and class:

	December 31, 2016	December 31, 2015
	(In Thousands)
Originated loans:
Residential one-to-four family	$142,081	$117,165
Commercial and multi-family	1,056,806	982,828
Construction	70,867	64,008
Commercial business(1)	63,444	70,340
Home equity(2)	32,417	31,237
Consumer	1,269	2,365

Sub-total	1,366,884	1,267,943

Acquired loans recorded at fair value:
Residential one-to-four family	56,310	67,587
Commercial and multi-family	60,422	79,308
Construction	-	-
Commercial business(1)	4,460	4,281
Home equity(2)	13,877	18,851
Consumer	225	263

Sub-total	135,294	170,290

Acquired loans with deteriorated credit:
Residential one-to-four family	1,443	1,474
Commercial and multi-family	753	669
Construction	-	-
Commercial business(1)	-	167
Home equity(2)	-	71
Consumer	-	-

Sub-total	2,196	2,381

Total Loans	1,504,374	1,440,614

Less:
Deferred loan fees, net	(2,006)	(2,454)
Allowance for loan losses	(17,209)	(18,042)

	(19,215)	(20,496)

Total Loans, net	$1,485,159	$1,420,118

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

At December 31, 2016 and 2015, loans serviced by the Bank for the benefit of others totaled approximately $184.1 million and  $184.1 million, respectively.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in loans receivable in accompanying Consolidated Statements of Financial Condition. (In Thousands):

	December 31,	December 31,
	2016	2015

Unpaid principal balance	$140,049	$183,046
Recorded investment	137,045	172,671

The following table presents changes in the accretable discount on loans acquired for the years ended December 31, 2016 and 2015. (In Thousands):

	Years Ended December 31,
	2016	2015

Balance, Beginning of Period	$53,612	$70,522
Accretion	(14,976)	(17,254)
Net Reclassification from Non-Accretable Yield	483	344
Balance, End of Period	$39,119	$53,612

The following table presents changes in the non-accretable yield on loans acquired for the years ended December 31, 2016 and 2015. (In Thousands):

	Years Ended December 31,
	2016	2015

Balance, Beginning of Period	$3,041	$3,773
Loans Sold	-	(388)
Net Reclassification to Accretable Difference	(483)	(344)
Balance, End of Period	$2,558	$3,041

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The Bank grants loans to its officers and directors and to their associates. The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2016	2015

	(In Thousands)

Balance – beginning	$12,444	$11,430
Loans originated	386	1,095
Collections of principal	(1,461)	(81)
Change in related party status	(2,817)	0

Balance - ending	$8,552	$12,444

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

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of December 31, 2016,  we had $320,000 in assets classified as losses, of which $320,000 were classified as impaired,  $29 million in assets classified as substandard, of which $29.0 million were classified as impaired, and $ $18.9 million in assets classified as special mention, of which $9.6 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2016 and recorded investment in loans receivable at December 31, 2016. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans	$2,107	$11,643	$722	$1,749	$369	$879	$168		$17,637
Acquired loans recorded at fair value	270	17	-	-	50	-	-		337
Acquired loans with deteriorated credit	47	14	-	4	3	-	-		68
Beginning Balance, December 31, 2016	2,424	11,674	722	1,753	422	879	168		18,042

Charge-offs:
Originated Loans	-	367	-	160	-	-	-	-	527
Acquired loans recorded at fair value	459	38	-	3	54	-	-	-	554
Acquired loans with deteriorated credit	-	-	-	-	-	-	-	-	-
Sub-total	459	405	-	163	54	-	-		1,081

Recoveries:
Originated Loans	-	74	-	-	-	-	-		74
Acquired loans recorded at fair value	-	4	-	-	14	-	-		18
Acquired loans with deteriorated credit	-	-	-	129	-	-	-		129
Sub-total	-	78	-	129	14	-	-		221

Provisions:
Originated Loans	(9)	(729)	14	1,490	5	(877)	(99)		(205)
Acquired loans recorded at fair value	359	17	-	3	(6)	-	-		373
Acquired loans with deteriorated credit	(4)	(1)	-	(133)	(3)	-	-		(141)
Sub-total	346	(713)	14	1,360	(4)	(877)	(99)		27

Totals:
Originated Loans	2,098	10,621	736	3,079	374	2	69		16,979
Acquired loans recorded at fair value	170	-	-	-	4	-	-		174
Acquired loans with deteriorated credit	43	13	-	-	-	-	-		56
Ending Balance, December 31, 2016	$2,311	$10,634	$736	$3,079	$378	$2	$69		$17,209

Loans Receivables:

Ending Balance Originated Loans	142,081	1,056,806	70,867	63,444	32,417	1,269	-		1,366,884
Ending Balance Acquired Loans	56,310	60,422	-	4,460	13,877	225	-		135,294
Ending Balance Acquired loans with deteriorated credit	1,443	753	-	-	-	-	-		2,196
Total Gross Loans	$199,834	$1,117,981	$70,867	$67,904	$46,294	$1,494	-		$1,504,374

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	10,651	12,325	6	4,088	1,362	-	-		28,432
Ending Balance Acquired Loans	7,600	6,356	-	-	1,065	-	-		15,021
Ending Balance Acquired loans with deteriorated credit	1,443	523	-	-	-	-	-		1,966
Ending Balance Loans individually evaluated
for impairment	$19,694	$19,204	$6	$4,088	$2,427	$-	$-		$45,419

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans	131,430	1,044,481	70,861	59,356	31,055	1,269	-		1,338,452
Ending Balance Acquired Loans	48,710	54,066	-	4,460	12,812	225	-		120,273
Ending Balance Acquired loans with deteriorated credit	-	230	-	-	-	-	-		230
Ending Balance Loans collectively evaluated
for impairment	$180,140	$1,098,777	$70,861	$63,816	$43,867	$1,494	$-		$1,458,955

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

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans	$2,364	$10,028	$1,080	$876	$333	$449	$121		$15,251
Acquired loans recorded at fair value	417	102	-	-	58	-	-		577
Acquired loans with deteriorated credit	64	23	-	233	3	-	-		323
Beginning Balance, December 31, 2015	2,845	10,153	1,080	1,109	394	449	121		16,151

Charge-offs:
Originated Loans	-	10	-	80	-	-	-	-	90
Acquired loans recorded at fair value	67	-	-	-	106	-	-	-	173
Acquired loans with deteriorated credit	-	-	-	199	-	-	-	-	199
Sub-total	67	10	-	279	106	-	-		462

Recoveries:
Originated Loans	-	70	-	-	-	-	-		70
Acquired loans recorded at fair value	-	-	-	-	3	-	-		3
Acquired loans with deteriorated credit	-	-	-	-	-	-	-		-
Sub-total	-	70	-	-	3	-	-		73

Provisions:
Originated Loans	(257)	1,555	(358)	953	36	430	47		2,406
Acquired loans recorded at fair value	(80)	(85)	-	-	95	-	-		(70)
Acquired loans with deteriorated credit	(17)	(9)	-	(30)	-	-	-		(56)
Sub-total	(354)	1,461	(358)	923	131	430	47		2,280

Totals:
Originated Loans	2,107	11,643	722	1,749	369	879	168		17,637
Acquired loans recorded at fair value	270	17	-	-	50	-	-		337
Acquired loans with deteriorated credit	47	14	-	4	3	-	-		68
Ending Balance, December 31, 2015	$2,424	$11,674	$722	$1,753	$422	$879	$168		$18,042

Loans Receivables:

Ending Balance Originated Loans	117,165	982,828	64,008	70,340	31,237	2,365	-		1,267,943
Ending Balance Acquired Loans	67,587	79,308	-	4,281	18,851	263	-		170,290
Ending Balance Acquired loans with deteriorated credit	1,474	669	-	167	71	-	-		2,381
Total Gross Loans	$186,226	$1,062,805	$64,008	$74,788	$50,159	$2,628	$-		$1,440,614

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	9,120	14,681	-	4,203	1,456	1,463	-		30,923
Ending Balance Acquired Loans	9,885	6,775	-	-	1,363	-	-		18,023
Ending Balance Acquired loans with deteriorated credit	1,474	426	-	167	71	-	-		2,138
Ending Balance Loans individually evaluated
for impairment	$20,479	$21,882	$-	$4,370	$2,890	$1,463	$-		$51,084

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans	108,045	968,147	64,008	66,137	29,781	902	-		1,237,020
Ending Balance Acquired Loans	57,702	72,533	-	4,281	17,488	263	-		152,267
Ending Balance Acquired loans with deteriorated credit	-	243	-	-	-	-	-		243
Ending Balance Loans collectively evaluated
for impairment	$165,747	$1,040,923	$64,008	$70,418	$47,269	$1,165	$-		$1,389,530
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

		Commercial		Commercial	Home
	Residential	& Multi-family	Construction	Business (1)	equity (2)	Consumer		Unallocated	Total
Allowance for credit losses:

Originated Loans:	$1,729	$7,419	$700	$1,295	$363		$3	$83		$11,592
Acquired loans recorded at fair value:	832	1,744	1	44	129		-	-		2,750
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-		-
Beginning Balance, December 31, 2014	2,561	9,163	701	1,339	492		3	83		14,342

Charge-offs:
Originated Loans:	-	388	-	208	27		-	-	-	623
Acquired loans recorded at fair value:	28	755	-	-	29		2	-	-	814
Acquired loans with deteriorated credit:	-	-	-	-	-		-	-	-	-
Sub-total:	28	1,143	-	208	56		2	-		1,437

Recoveries:
Originated Loans:	-	125	-	174	-		-	-		299
Acquired loans recorded at fair value:	-	73	65	-	6		3	-		147
Acquired loans with deteriorated credit:	-	-	-	-	-		-	-		-
Sub-total:	-	198	65	174	6		3	-		446

Provisions:
Originated Loans:	635	2,872	380	(385)	(3)		446	38		3,983
Acquired loans recorded at fair value:	(387)	(960)	(66)	(44)	(48)		(1)	-		(1,506)
Acquired loans with deteriorated credit:	64	23	-	233	3		-	-		323
Sub-total:	312	1,935	314	(196)	(48)		445	38		2,800

Totals:
Originated Loans:	2,364	10,028	1,080	876	333		449	121		15,251
Acquired loans recorded at fair value:	417	102	-	-	58		-	-		577
Acquired loans with deteriorated credit:	64	23	-	233	3		-	-		323
Ending Balance, December 31, 2014	$2,845	$10,153	$1,080	$1,109	$394		$449	$121		$16,151

Loans Receivables:

Ending Balance Originated Loans:	124,642	732,791	73,497	54,244	30,175		2,178	-		1,017,527
Ending Balance Acquired Loans:	81,051	95,191	-	6,381	22,698		652	-		205,973
Ending Balance Acquired loans with deteriorated credit:	1,595	1,130	-	369	82		-	-		3,176
Total Gross Loans:	$207,288	$829,112	$73,497	$60,994	$52,955		$2,830	$-		$1,226,676

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	12,044	9,522	-	4,935	1,086		1,851	-		29,438
Ending Balance Acquired Loans:	9,783	6,377	-	-	1,164		-	-		17,324
Ending Balance Acquired loans with deteriorated credit:	1,595	877	-	369	82		-	-		2,923
Ending Balance Loans individually evaluated
for impairment:	$23,422	$16,776	$-	$5,304	$2,332		$1,851	$-		$49,685

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	112,598	723,269	73,497	49,309	29,089		327	-		988,089
Ending Balance Acquired Loans:	71,268	88,814	-	6,381	21,534		652	-		188,649
Ending Balance Acquired loans with deteriorated credit:	-	253	-	-	-		-	-		253
Ending Balance Loans collectively evaluated
for impairment:	$183,866	$812,336	$73,497	$55,690	$50,623		$979	$-		$1,176,991

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5- Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, at December 31, 2016 and 2015, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of December 31, 2016 and 2015, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of December 31, 2016	As of December 31, 2015
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$3,693	$2,603
Commercial and multi-family	5,437	9,782
Construction	-	-
Commercial business(1)	726	718
Home equity(2)	416	777
Consumer	6	-

Sub-total:	$10,278	$13,880

Acquired loans recorded at fair value:
Residential one-to-four family	$3,429	$5,592
Commercial and multi-family	1,182	3,025
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	763	665
Consumer	-	-

Sub-total:	$5,374	$9,282

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	167
Home equity(2)	-	118
Consumer	-	-

Sub-total:	$-	$285

Total	$15,652	$23,447

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2016,  2015 and 2014 would have been approximately $1.06 million,  $1.13 million and $1.06 million, respectively. Interest income recognized on such loans was approximately $798,000,  $326,000 and $784,000 respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2016 and 2015, there were $2.8 million and $586,000, respectively, of loans which were more than ninety days past due and still accruing interest.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class for the years ended December 31, 2016 and December 31, 2015. (In Thousands):

	As of December 31, 2016			As of December 31, 2015
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$5,158	$5,341	$-	$3,136	$3,199	$-
Commercial and multi-family	10,498	10,722	-	10,709	10,934	-
Construction	6	6	-	-	-	-
Commercial business(1)	1,022	1,966	-	2,123	3,183	-
Home equity(2)	1,022	1,101	-	1,270	1,326	-
Consumer	-	-	-	-	-	-

Sub-total:	$17,706	$19,136	$-	$17,238	$18,642	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$5,577	$6,149	$-	$7,646	$8,082	$-
Commercial and Multi-family	5,575	5,710	-	4,383	4,483	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	545	650	-	884	1,061	-
Consumer	-	-	-	-	-	-

Sub-total:	$11,697	$12,509	$-	$12,913	$13,626	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,443	$2,069	$-	$1,474	$2,101	$-
Commercial and Multi-family	523	552	-	426	574	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	71	135	-
Consumer	-	-	-	-	-	-

Sub-total:	$1,966	$2,621	$-	$1,971	$2,810	$-

Total Impaired Loans
with no related allowance recorded:	$31,369	$34,266	$-	$32,122	$35,078	$-

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class for the years ended December 31, 2016 and December 31, 2015. (In Thousands):

	As of December 31, 2016			As of December 31, 2015
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$5,493	$5,493	$496	$5,984	$5,993	$594
Commercial and Multi-family	1,827	1,866	380	3,972	3,972	1,069
Construction	-	-	-	-	-	-
Commercial business(1)	3,066	4,006	2,359	2,080	2,445	841
Home equity(2)	340	340	32	186	189	3
Consumer	-	-	-	1,463	1,463	876

Sub-total:	$10,726	$11,705	$3,267	$13,685	$14,062	$3,383

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$2,023	$2,080	$202	$2,239	$2,402	$219
Commercial and Multi-family	781	781	37	2,392	2,496	85
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	520	571	24	479	518	36
Consumer	-	-	-	-	-	-

Sub-total	$3,324	$3,432	$263	$5,110	$5,416	$340

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$-	$-	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	167	368	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$167	$368	$-

Total Impaired Loans
with an allowance recorded:	$14,050	$15,137	$3,530	$18,962	$19,846	$3,723

Total Impaired Loans
with no related allowance recorded:	$31,369	$34,266	$-	$32,122	$35,078	$-

Total Impaired Loans:	$45,419	$49,403	$3,530	$51,084	$54,924	$3,723

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with no related allowance recorded by portfolio class for the years ended December 31, 2016 and 2015. (In Thousands):

	Years Ended December 31,
	2016	2016	2015	2015

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$4,613	$281	$2,996	$83
Commercial and multi-family	10,820	563	9,599	322
Construction	746	-	-	-
Commercial business(1)	1,678	116	2,438	8
Home equity(2)	1,002	60	1,073	41
Consumer	2	-	-	-

Sub-total:	$18,861	$1,020	$16,106	$454

Acquired loans recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$5,234	$345	$6,849	$289
Commercial and Multi-family	5,055	332	4,639	120
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	583	37	796	25
Consumer	-	-	-	-

Sub-total:	$10,872	$714	$12,284	$434

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,455	$89	$1,486	$-
Commercial and Multi-family	527	28	760	-
Construction	-	-	-	-
Commercial business(1)	-	-	90	-
Home equity(2)	19	-	76	4
Consumer	-	-	-	-

Sub-total:	$2,001	$117	$2,412	$4

Total Impaired Loans
with no related allowance recorded:	$31,734	$1,851	$30,802	$892

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with allowance recorded by portfolio class for the years ended December 31, 2016 and 2015. (In Thousands):

	Years Ended December 31,
	2016	2016	2015	2015

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$5,564	$253	$7,211	$48
Commercial and Multi-family	3,122	39	3,650	190
Construction	-	-	-	-
Commercial business(1)	2,406	139	2,170	37
Home equity(2)	278	16	281	2
Consumer	632	-	1,515	-

Sub-total:	$12,002	$447	$14,827	$277

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,342	$69	$3,187	$27
Commercial and Multi-family	1,077	44	2,275	57
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	674	17	358	12
Consumer	-	-	-	-

Sub-total	$5,093	$130	$5,820	$96

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$-	$-	$67	$-
Commercial and Multi-family	-	-	-	-
Construction	-	-	-	-
Commercial business(1)	41	-	84	5
Home equity(2)	-	-	-	-
Consumer	-	-	-	-

Sub-total:	$41	$-	$151	$5

Total Impaired Loans
with an allowance recorded:	$17,136	$577	$20,798	$378

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2016, excluding the purchase impairment mark on the acquired loans with deteriorated credit:

	Accrual		Non-accrual		Total
December 31, 2016	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	8	$2,687	-	$-	8	$2,687
Commercial and multi-family	9	5,141	8	2,297	17	7,438
Construction	-	-	-	-	-	-
Commercial business(1)	2	1,868	1	345	3	2,213
Home equity(2)	5	817	1	46	6	863
Consumer	-	-	-	-	-	-

Sub-total:	24	$10,513	10	$2,688	34	$13,201

Acquired loans recorded at fair value:
Residential one-to-four family	18	$3,979	5	$1,893	23	$5,872
Commercial and Multi-family	13	4,807	1	583	14	5,390
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	2	265	1	219	3	484
Consumer	-	-	-	-	-	-

Sub-total:	33	$9,051	7	$2,695	40	$11,746

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,069	-	$-	5	$2,069
Commercial and Multi-family	1	552	-	-	1	552
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	6	$2,621	-	$-	6	$2,621

Total	63	$22,185	17	$5,383	80	$27,568

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

The following table summarizes information in regards to troubled debt restructurings during the year ended December 31, 2016. (In thousands):

Year Ended December 31, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$71	$71
Commercial and multi-family	5	1,816	1,920
Construction	-	-	-
Commercial business(1)	1	-	1,137
Home equity(2)	1	155	162
Consumer	-	-	-

Sub-total:	8	$2,042	$3,290

Acquired loans recorded at fair value:
Residential one-to-four family	1	$278	$320
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	223	223
Consumer	-	-	-

Sub-total:	2	$501	$543

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	10	$2,543	$3,833

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default, within twelve months of restructuring, (In thousands):

Year Ended December 31, 2016
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	1	$70
Commercial and multi-family	2	637
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	3	$707

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	3	$707

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2016:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$2,873	$963	$1,889	$5,725	$136,356	$142,081	$-
Commercial and multi-family	10,472	989	5,182	16,643	1,040,163	1,056,806	2,828
Construction	348	-	-	348	70,519	70,867	-
Commercial business(1)	491	69	315	875	62,569	63,444	-
Home equity(2)	78	218	-	296	32,121	32,417	-
Consumer	-	-	6	6	1,263	1,269	-

Sub-total:	$14,262	$2,239	$7,392	$23,893	$1,342,991	$1,366,884	$2,828

Acquired loans recorded at fair value:
Residential one-to-four family	$498	$515	$3,138	$4,151	$52,159	56,310	$-
Commercial and multi-family	1,958	221	737	2,916	57,506	60,422	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	4,460	4,460	-
Home equity(2)	309	132	280	721	13,156	13,877	-
Consumer	-	-	-	-	225	225	-

Sub-total:	$2,765	$868	$4,155	$7,788	$127,506	$135,294	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,443	$1,443	$-
Commercial and multi-family	-	-	-	-	753	753	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$2,196	$2,196	$-

Total	$17,027	$3,107	$11,547	$31,681	$1,472,693	$1,504,374	$2,828
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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2016. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$131,807	$6,393	$3,881	$-	$-	$142,081
Commercial and multi-family	1,039,519	6,263	10,811	-	213	1,056,806
Construction	70,391	476	-	-	-	70,867
Commercial business(1)	57,567	1,789	4,000	-	88	63,444
Home equity(2)	31,052	816	549	-	-	32,417
Consumer	1,249	14	6	-	-	1,269

Sub-total:	$1,331,585	$15,751	$19,247	$-	$301	$1,366,884

Acquired loans recorded at fair value:
Residential one-to-four family	$51,628	$626	$4,056	$-	$-	56,310
Commercial and multi-family	55,216	1,311	3,895	-	-	60,422
Construction	-	-	-	-	-	-
Commercial business(1)	4,460	-	-	-	-	4,460
Home equity(2)	12,652	424	782	-	19	13,877
Consumer	225	-	-	-	-	225

Sub-total:	$124,181	$2,361	$8,733	$-	$19	$135,294

Acquired loans with deteriorated credit:
Residential one-to-four family	$147	$272	$1,024	$-	$-	1,443
Commercial and multi-family	230	523	-	-	-	753
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$377	$795	$1,024	$-	$-	$2,196

Total Gross Loans	$1,456,143	$18,907	$29,004	$-	$320	$1,504,374

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Premises and Equipment

	December 31,
	2016	2015
	(In Thousands)

Land	$2,116	$1,887
Buildings and improvements	14,662	12,392
Leasehold improvements	4,987	3,196
Furniture, fixtures and equipment	10,064	8,277

	31,829	25,752
Accumulated depreciation and amortization	(12,447)	(10,025)

	$19,382	$15,727

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $2,422,342,  $2,149,000 and $1,512,000, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Rental expenses, included in occupancy expense of premises, related to the occupancy of premises and related shared costs for common areas totaled $2,410,000,  $1,990,000,  and $1,568,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The minimum obligation under non-cancelable lease agreements expiring through April 30, 2031, for each of the years ended December 31 is as follows (In Thousands):

2017	$2,443
2018	1,989
2019	1,724
2020	1,615
2021	1,394
Thereafter	5,403

$14,568

Note 7 - Interest Receivable

	December 31,
	2016	2015
	(In Thousands)

Loans	$5,359	$5,564
Securities	214	31

	$5,573	$5,595

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Deposits

	December 31,
	2016	2015
	(In Thousands)

Demand:
Non-interest bearing	$158,523	$130,920
NOW	307,071	226,137
Money market	125,614	54,915
	591,208	411,972

Savings and club	260,122	250,936
Certificates of deposit	540,875	611,021

	$1,392,205	$1,273,929

Deposits of certain municipalities and local government agencies are collateralized by $74 million of investment securities and by a $100 million Municipal Letter of Credit with the Federal Home Loan Bank (“FHLB”).

At December 31, 2016 and 2015, certificates of deposit of $250,000 or more totaled approximately $172.5 million and $144.3 million, respectively.

At December 31, 2016, deposits from officers, directors and their associates totaled approximately $17.3 million.

The scheduled maturities of certificates of deposit at December 31, 2016, were as follows (In thousands):

Amount

2017	$314,196
2018	102,194
2019	78,923
2020	24,133
2021	21,429
Thereafter	-
$540,875

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Short-Term Borrowings and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2016	2015	2014

	Amount	Amount	Amount
	( In Thousands)
Balance at end of period	$20,000	$-	$26,000
Average balance outstanding during the year	$103	$595	$13,591
Highest month-end balance during the year	$20,000	$3,000	$45,500
Average interest rate during the year	0.88%	0.37%	0.38%
Weighted average interest rate at year-end	1.00%	-%	0.32%

Long-term debt consists of the following:

		December 31,
		2016		2015
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,

	2016	-%	$-	4.34%	$55,000
	2017	4.45	55,000	4.45	55,000
	2018	1.41	25,000	1.41	25,000
	2019	1.85	23,000	1.85	23,000
	2020	1.46	20,000	1.53	10,000
	2021	1.76	10,000	1.76	10,000
	2022	1.98	22,000	1.98	22,000

		2.66%	$155,000	3.19%	$200,000

At December 31, 2016 and 2015 loans with carrying values of approximately $403.5 million and $256.0 million, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. No securities were pledged at December 31, 2016 and 2015.

At December 31, 2016, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $854,104,000, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50% of total assets is recalculated each quarter.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Subordinated Debentures (In Thousands):

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust I at December 31, 2016.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Redeemable by Issuer Beginning

6/17/2004	$4,124,000	$1,000 per Capital Security	Floating 3-month LIBOR + 265 Basis Points	6/17/2034	6/17/2009

The Trust Preferred floating rate junior subordinated debenture interest rate adjusts quarterly. The rate paid as of December 31, 2016 and 2015, respectively, was 3.643% and 3.176%.

The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2016
Bank
Total capital (to risk-weighted assets)	$154,923	11.34%	$109,330	8.00%	$136,663	10.00%
Tier 1 capital (to risk-weighted assets)	137,839	10.09	81,998	6.00	109,330	8.00
Common Equity Tier 1 (to risk-weighted assets)	137,839	10.09	61,498	4.50	88,831	6.50
Tier 1 capital (to average assets)	137,839	8.10	68,074	4.00	85,092	5.00

Company
Total capital (to risk-weighted assets)	$156,152	11.42%	$109,372	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	139,061	10.17	82,029	6.00	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)	119,473	8.74	61,522	4.50	N/A	N/A
Tier 1 capital (to average assets)	139,061	8.17	68,117	4.00	N/A	N/A

As of December 31, 2015
Bank
Total capital (to risk-weighted assets)	$153,806	12.06%	$102,011	8.00%	$127,514	10.00%
Tier 1 capital (to risk-weighted assets)	137,841	10.81		6.00		8.00
Common Equity Tier 1 (to risk-weighted assets)	137,841	10.81		4.50		6.50
Tier 1 capital (to average assets)	137,841	8.61		4.00		5.00

Company
Total capital (to risk-weighted assets)	$155,250	12.16%	$102,147	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	139,264	10.91		6.00	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)	117,966	9.24		4.50	N/A	N/A
Tier 1 capital (to average assets)	139,264	8.75		4.00	N/A	N/A

As of December 31, 2016 and 2015, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

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

The following tables set forth the Pension Plan's funded status at December 31, 2016 and 2015 and components of net periodic pension cost for the years ended December 31, 2016 and 2015:

Change in Benefit Obligation:	December 31,
	2016	2015
	(In Thousands)

Benefit obligation, beginning of year	$7,811	$9,194
Interest Cost	328	352
Actuarial loss (gain)	(52)	(131)
Benefits paid	(500)	(562)
Lump Sum Distributions	(99)	(1,042)
Benefit obligation, ending	$7,488	$7,811

Change in Plan Assets:

Fair value of assets, beginning of year	$6,569	$7,679
Actual return on plan assets	876	(306)
Employer contributions	800	800
Benefits paid	(500)	(562)
Lump Sum Distributions	(99)	(1,042)

Fair value of assets, ending	$7,646	$6,569

Reconciliation of Funded Status:

Accumulated benefit obligation	$7,488	$7,811

Projected benefit obligation	$7,488	$7,811

Fair value of assets	7,646	6,569

Funded (unfunded) status, included in other liabilities	$(158)	$1,242

Valuation assumptions used to determine
benefit obligation at period end:

Discount rate	4.14%	4.34%

Salary Increase Rate	N/A	N/A

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plans (Continued)

Net Periodic Pension Expense:	December 31,
	2016	2015
	(In Thousands)

Interest cost	$328	$352
Expected return on assets	(541)	(619)
Amortization of net loss	146	100
Settlement loss	-	351

Net Periodic Pension Cost (Credit)	$(67)	$184

Valuation assumptions used to determine net periodic benefit cost for the year:

Discount rate	4.34%	3.95%
Long term rate of return on plan assets	8.00%	8.00%
Salary Increase Rate	N/A	N/A

At December 31, 2016 and December 31, 2015,  unrecognized net loss of $(2,100,000) and $(2,632,000), respectively, was included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30. None of the unrecognized net loss is expected to be recognized in net periodic pension expense for the year ended December 31, 2017.

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

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
	Minimum	Target	Maximum
Equity
Large-Cap U.S.		45%
Mid/Small-Cap U.S.		14%
Non-U.S.		0%
Total-Equity	40%	59%	60%

Fixed Income
Long/Short Duration		40%
Money Market/Certificates of Deposit		1%
Total-Fixed Income	40%	41%	60%

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

The fair values of the Company’s pension plan assets at December 31, 2016, by asset category (see Note 17 for the definitions of levels), are as follows:

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Mutual funds-Equity
Large-Cap Value (a)	$2,065,510	$2,065,510	$-	$-
Mid-Cap Value (b)	371,203	371,203	-	-
Large Blend (e)	1,415,265	1,415,265	-	-

Mutual Funds-Fixed Income
World Bond (c)	985,817	985,817	-	-
Multi-Sector Bond (d)	1,008,504	1,008,504	-	-
High Yield Bond (f)	1,027,330	1,027,330	-	-

Stock
BCB Common Stock	673,725	673,725	-	-

Cash Equivalents
Money Market	$98,372	$98,372	$-	$-

Total	$7,645,726	$7,645,726	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2015, by asset category (see Note 17 for the definitions of levels), are as follows:

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Mutual funds-Equity
Large-Cap Value (a)	$1,736,329	$1,736,329	$-	$-
Mid-Cap Value (b)	289,475	289,475	-	-
Large Blend (e)	1,234,649	1,234,649	-	-

Mutual Funds-Fixed Income
World Bond (c)	891,971	891,971	-	-
Multi-Sector Bond (d)	910,819	910,819	-	-
High Yield Bond (f)	897,768	897,768	-	-

Stock
BCB Common Stock	538,980	538,980	-	-

Cash Equivalents
Money Market	$69,347	$69,347	$-	$-

Total	$6,569,338	$6,569,338	$-	$-

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

d)	Multi Sector portfolios seek income by diversifying their assets among several fixed-income sectors, usually U.S. government obligations, foreign bonds, and high-yield domestic debt securities.
e)	This fund invests in 500 of the largest U.S. companies, which span many different industries and account for about three-fourths of the U.S. Stock Markets value.
f)	High Yield Bond funds invest at least 65% of assets in bonds rated below BBB. This fund seeks to provide shareholders with a high level of current income with capital growth as a secondary objective.

The Company expects to contribute, based upon actuarial estimates, approximately $0 to the pension plan in 2017.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2017	$$515
2018	514
2019	514
2020	503
2021	485
2022-2026	2,367

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

The following tables set forth the SERP's funded status and components of net periodic SERP cost:

	December 31,
	2016	2015
	(In Thousands)

Benefit obligation, beginning of year	$332	$384
Interest Cost	13	14
Actuarial loss (gain)	-	(4)
Benefits paid	(62)	(62)
Benefit obligation, ending	$283	$332

Change in Plan Assets:

Fair value of assets, beginning of year	$-	$-
Employer contributions	62	62
Benefits paid	(62)	(62)

Fair value of assets, ending	$-	$-

Reconciliation of Funded Status:

Accumulated benefit obligation	$283	$332

Projected benefit obligation	$283	$332

Fair value of assets	-	-

Funded status, included in other liabilities	$283	$332

Valuation assumptions used to determine
benefit obligation at period end:

Discount rate	4.14%	4.34%

Salary Increase Rate	N/A	N/A

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

	December 31,
Net Periodic SERP Expense:	2016	2015
	(In Thousands)

Interest Cost	$13	$14

Net Periodic SERP Cost	$13	$14

Valuation assumptions used to determine net periodic benefit cost for the year:

Discount rate	4.34%	3.95%

Rate of increase in compensation	N/A	N/A

At December 31, 2016 and December 31, 2015, unrecognized net loss of $36,000 and $37,000, respectively, was included, net of deferred income tax, in accumulated other comprehensive income in accordance with ASC 715-20 and ASC 715-30. None of the unrecognized net loss is expected to be recognized in net periodic SERP cost for the year ended December 31, 2017.

The Company expects to contribute, based upon actuarial estimates, approximately $62,000 to the SERP plan in 2017.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2017	$62
2018	62
2019	62
2020	32
2121	32
2022-2026	63

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

Stock Options

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On September 16, 2016, a grant of 110,000 options and on December 2, 2015, a grant of 120,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on September 16, 2016 and December 2, 2015, respectively and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. There were 50,000 and 32,500 stock options granted to employees in the fourth quarters of 2016 and 2015, respectively, which vest at a rate of 33% and 20% per year, respectively.

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)

Outstanding at December 31, 2014	289,720	$8.93-15.65	$11.18	7.60 years	$427

Options forfeited	-	-	-
Options exercised	-	-	-
Options granted	152,500	10.55-10.81	10.75
Options expired	(25,220)	15.60-15.65	15.65

Outstanding at December 31, 2015	417,000	$8.93-15.65	$10.75	8.22 years	$219

Options forfeited	-	-	-
Options exercised	-	-	-
Options granted	160,000	10.92	10.92
Options expired	(2,000)	15.11	15.11

Outstanding at December 31, 2016	575,000	$8.93-13.32	$10.78	7.94 years	$1,198

Exercisable at December 31, 2016	97,900

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 477,100 shares underlying unexercised options outstanding as of December 31, 2016, is $1.1 million over a weighted average period of 7.20 years.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

The key valuation assumptions and fair value of stock options granted during the three months ended December 31, 2016 were:
	Directors		Employees
Expected life	7.85	years	7.85	years
Risk-free interest rate	1.56%		1.56%
Volatility	35.06%		35.06%
Dividend yield	5.13%		5.13%
Fair value	$2.13		$2.13

+

The key valuation assumptions and fair value of stock options granted during the three months ended December 31, 2015 were:

Expected life	7.87	years	7.88	years
Risk-free interest rate	2.02%		2.17%
Volatility	38.02%		37.96%
Dividend yield	5.18%		5.31%
Fair value	$2.40		$2.32

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors, and compliance with regulatory requirements. State and federal law and regulations impose substantial limitations on the Bank’s ability to pay dividends to the Company.  Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. During 2016, 2015 and 2014, the Bank paid the Company total dividends of $6,627,000,  $4,957,000, and $6,402,000, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)

Current income tax expense:
Federal	$2,632	$3,730	$2,994
State	1,139	1,082	802

	3,771	4,812	3,796

Deferred income tax expense:
Federal	1,439	2	1,070
State	48	0	181

	1,487	2	1,251

Total Income Tax Expense	$5,258	$4,814	$5,047

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2016	2015
Deferred income tax assets:	(In Thousands)
Allowance for loan losses	$7,030	$6,444
Other real estate owned expenses	114	336
Non-accrual interest	342	285
Benefit Plans	51	826
Benefit Plan-accumulated other comprehensive loss	873	1,090
Valuation adjustment on loans receivable acquired	1,045	1,124
Valuation adjustment on time deposits acquired	-	43
Unrealized loss on securities available for sale	1,791	14
Net operating loss carry forwards	23	109
Other	794	1,189

	12,063	11,460

Deferred income tax liabilities:
Valuation adjustment on premises and equipment acquired	926	1,367
Depreciation	357	132
SBA Servicing Asset	827	80

	2,110	1,579

Net Deferred Tax Asset	$9,953	$9,881

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

At December 31, 2016 and 2015, gross deferred tax assets related to net operating loss carry forwards totaled $23,000 and $109,000, respectively, consisting of $23,000 federal assets acquired in a 2011 acquisition. Comparable amounts at December 31, 2015, were gross deferred tax assets of $162,000 consisting of $109,000 of federal assets acquired in the Allegiance acquisition, and $53,000 in state assets related to the stand-alone Company.

In conjunction with the Company’s acquisition of Allegiance in 2011, the Company acquired a federal net operating loss carry forward of $1.2 million. This carry forward is available for use through 2030; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $235,000 annually on a cumulative basis (portions of the $235,000 not used in a particular year may be added to subsequent usage). At December 31, 2016 and 2015, the Company had approximately $23,000 and $109,000 remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes; Based on the current profitability or core operations and expectations that such profitability will continue, the Company’s expects to fully utilize this federal net operating loss carry forward by 2017.

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of between 34 and 35% in 2016, 2015, and 2014 to income before income tax expense:

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)

Federal income tax expense at statutory rate	$4,532	$4,101	$4,389
Increases in income taxes resulting from:
State income tax , net of federal income tax effect	781	707	641
Other items, net	(55)	6	17

Effective Income Tax Expense	$5,258	$4,814	$5,047

Effective Income Tax Rate	39.7%	40.7%	39.9%

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

Outstanding loan related commitments were as follows:

	December 31,
	2016	2015
	(In Thousands)

Loan origination	$61,958	$44,816
Standby letters of credit	964	1,739
Construction loans in process	41,206	39,714
Unused lines of credit	60,615	64,701

	$164,743	$150,970

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

      We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2016, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

      Pursuant to the Stipulation, the plaintiff class's counsel reserved the right to seek an award of counsel fees and litigation expenses (“Fees Motion”). The maximum amount which may be awarded as a result of the Fees Motion is $1,000,000.00. The plaintiff class’s counsel has made a Fee Motion to the court seeking a final award of counsel fees and litigation expenses of approximately $1,000,000.00. The Company and the remaining defendants have vigorously opposed that motion. It is anticipated that the court will schedule a hearing date for the Fee Motion in March 2017.

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

      By Order of the court, dated August 10, 2016, the parties were granted permission to serve and file motions for summary judgment by November 9, 2016. Prior to consideration of these motions, a Settlement Conference was scheduled before the court on November 16, 2016. The Plaintiffs and Progressive did not settle their respective claims at that Settlement Conference.

      The parties have filed motions for summary judgment. These motions were returnable before the court on December 5, 2016. A decision on these motions has not been received from the court to date. All discovery has been stayed until disposition of these motions.

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of December 31, 2016:
Securities available for sale — Residential mortgage backed securities, Municipal obligations, and Preferred Stock	$94,765	$-	$94,765	$-

As of December 31, 2015:
Securities available for sale — Residential mortgage backed securities	$9,623	$-	$9,623	$-

For assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of December 31, 2016:
Impaired loans	$10,519	$-	$-	$10,519
Other real estate owned	$3,525	$-	$-	$3,525

As of December 31, 2015:
Impaired loans	$15,239	$-	$-	$15,239
Other real estate owned	$1,564	$-	$-	$1,564

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2016:
Impaired Loans	$10,519	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other Real Estate Owned	$3,525	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2015:
Impaired Loans	$15,239	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other Real Estate Owned	$1,564	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2016 and 2015:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2016 and 2015 consists of the loan balances of $14,050,000 and $18,962,000 net of a valuation allowance of $3,530,000 and $3,723,000, respectively.

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

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2016 and 2015:

	As of December 31, 2016

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$65,038	$65,038	$65,038	$	$
Interest-earning time deposits	980	980	980
Securities available for sale	94,765	94,765		94,765
Loans held for sale	4,153	4,273		4,273
Loans receivable, net	1,485,159	1,515,088			1,515,088
FHLB of New York stock, at cost	9,306	9,306		9,306
Accrued interest receivable	5,573	5,573		5,573

Financial liabilities:
Deposits	1,392,205	1,384,578	834,665	549,913
Debt	175,000	176,109		176,109
Subordinated debentures	4,124	4,150		4,150
Accrued interest payable	825	825		825

	As of December 31, 2015

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$132,635	$132,635	$132,635	$-	$-
Interest-earning time deposits	1,238	1,238	1,238	-	-
Securities available for sale	9,623	9,623	-	9,623	-
Loans held for sale	1,983	2,004	-	2,004	-
Loans receivable, net	1,420,118	1,443,739	-	-	1,443,739
FHLB of New York stock, at cost	10,711	10,711	-	10,711	-
Accrued interest receivable	5,595	5,595	-	5,595	-

Financial liabilities:
Deposits	1,273,929	1,270,267	653,763	616,504	-
Debt	200,000	202,948	-	202,948	-
Subordinated debentures	4,124	4,185	-	4,185	-
Accrued interest payable	1,053	1,053	-	1,053	-

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17- Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2016	2015
	(In Thousands)

Net unrealized loss on securities available for sale	$(4,383)	$(33)
Tax effect	1,791	13
Net of tax amount	(2,592)	(20)

Benefit plan adjustments	(2,137)	(2,668)
Tax effect	873	1,090
Net of tax amount	(1,264)	(1,578)

Accumulated other comprehensive loss	$(3,856)	$(1,598)

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3Note 18- Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2016	2015
	(In Thousands)

Assets

Cash and due from banks	$865	$15
Investment in subsidiaries	133,984	136,244
Restricted common stock	124	124
Other assets	517	1,604

Total assets	135,490	137,987

Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$4,124	$4,124
Other Liabilities	285	320

Total Liabilities	4,409	4,444

Stockholder's Equity	131,081	133,543

Total Liabilities and Stockholders' Equity	$135,490	$137,987

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18- Parent Only Condensed Financial Information (Continued)

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2016	2015	2014
	(In Thousands)

Dividends from Bank subsidiary	$6,627	$4,957	$6,402
Total Income	6,627	4,957	6,402

Interest expense, borrowed money	137	119	117
Other	176	190	288
Total Expense	313	309	405

Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiaries	6,314	4,648	5,997
Income tax benefit	(107)	(106)	(139)

Income before Equity in Undistributed Earnings of Subsidiaries	6,421	4,754	6,136

Equity in undistributed earnings of Subsidiaries	1,582	2,276	1,454

Net Income	$8,003	$7,030	$7,590

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 - Parent Only Condensed Financial Information (Continued)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2016	2015	2014
	(In Thousands)

Cash Flows from Operating Activities
Net Income	$8,003	$7,030	$7,590
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) of subsidiaries	(1,582)	(2,276)	(1,454)
Decrease (increase) in other assets	1,087	153	(1,602)
(Decrease) increase in other liabilities	(35)	73	25

Net Cash Provided By Operating Activities	7,473	4,980	4,559

Cash Flows from Investing Activities
Additional investment in subsidiary	1,710	(29,617)	(770)

Net Cash Used In Investing Activities	$1,710	$(29,617)	$(770)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	(1,710)	3,848	770
Proceeds from issuance of common stock	336	25,978	571
Cash dividends paid	(6,952)	(5,378)	(5,316)
Purchase of treasury stock	(7)	0	(12)

Net Cash Provided by (Used in) Financing Activities	(8,333)	24,448	(3,987)

Net (Decrease) in Cash and Cash Equivalents	850	(189)	(198)

Cash and Cash Equivalents - Beginning	$15	$204	$402

Cash and Cash Equivalents - Ending	$865	$15	$204

 BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Quarterly Financial Data (Unaudited)

	Year Ended December 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$17,831	$17,681	$17,731	$18,112
Interest expense	4,133	4,318	4,134	3,710
Net Interest Income	13,698	13,363	13,597	14,402
Provision for loan losses	189	37	(301)	102
Net Interest Income, after Provision for loan losses	13,509	13,326	13,898	14,300
Non-interest income	1,654	1,506	1,530	1,433
Non-interest expense	11,737	12,166	12,343	11,649
Income before Income Taxes	3,426	2,666	3,085	4,084
Income taxes	1,391	1,085	1,171	1,611
Net Income	$2,035	$1,581	$1,914	$2,473
Preferred stock dividends	234	234	234	234
Net income available to common stockholders:	$1,801	$1,347	$1,680	2,239
Net income per common share:
Basic	$0.16	$0.12	$0.15	$0.20
Diluted	$0.16	$0.12	$0.15	$0.20
Dividends per common share	$0.14	$0.14	$0.14	$0.14

	Year Ended December 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$15,520	$17,036	$17,216	$17,608
Interest expense	2,929	3,340	3,673	3,927
Net Interest Income	12,591	13,696	13,543	13,681
Provision for loan losses	720	1,130	70	360
Net Interest Income, after Provision for loan losses	11,871	12,566	13,473	13,321
Non-interest income	1,205	1,787	1,964	2,109
Non-interest expense	9,984	11,163	11,692	13,613
Income before Income Taxes	3,092	3,190	3,745	1,817
Income taxes	1,246	1,309	1,463	796
Net Income	$1,846	$1,881	$2,282	$1,021
Preferred stock dividends	202	201	254	260
Net income available to common stockholders:	$1,644	$1,680	$2,028	761
Net income per common share:
Basic	$0.20	$0.20	$0.24	$0.05
Diluted	$0.20	$0.20	$0.24	$0.05
Dividends per common share	$0.14	$0.14	$0.14	$0.14

Note 20- Subsequent Events

As defined in FASB ASC 855, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.

On January 18, 2017, the Company declared a cash dividend of $0.14 per share and was paid to stockholders on February 15, 2017, with a record date of February 1, 2017.

On January 23, 2017, the Company launched a private offering issued a subscription agreement and private placement memorandum for up to 2,500 shares of Series D, 4.5% Non-Cumulative Perpetual Preferred Shares (“Series D Shares”). The Series D Shares when issued will be callable by the Company after January 1, 2020 at $10,000 per share (liquidation preference value). There is no ability to convert the Series D Shares to common shares. Dividends on the Series D Shares, if and when declared, will be paid quarterly in arrears.