Form 10-Q
period 2017-03-31
BCB BANCORP INC
filed 2017-05-03
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of “accelerated filer, larger accelerated filer, non-accelerated filer, smaller reporting company, or emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 3rd, 2017, BCB Bancorp, Inc., had 11,289,585 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Cash and amounts due from depository institutions	$15,252	$12,121
Interest-earning deposits	99,170	52,917
Total cash and cash equivalents	114,422	65,038

Interest-earning time deposits	980	980
Securities available for sale	106,183	94,765
Loans held for sale	770	4,153
Loans receivable, net of allowance for loan losses of $17,526 and
$17,209 respectively	1,528,756	1,485,159
Federal Home Loan Bank of New York stock, at cost	8,991	9,306
Premises and equipment, net	20,255	19,382
Accrued interest receivable	5,714	5,573
Other real estate owned	2,585	3,525
Deferred income taxes	8,649	9,953
Other assets	8,027	10,374
Total Assets	$1,805,332	$1,708,208

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$175,462	$158,523
Interest bearing deposits	1,338,382	1,233,682
Total deposits	1,513,844	1,392,205
Short-term debt	-	20,000
Long-term debt	155,000	155,000
Subordinated debentures	4,124	4,124
Other liabilities and accrued interest payable	5,353	5,798
Total Liabilities	1,678,321	1,577,127

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 916 shares of series C 6% and series D 4.5% noncumulative perpetual preferred stock (liquidation value $10,000 per share) at March 31, 2017 and 1,560
shares of series A, series B, series C 6% at December 31, 2016	-	-
Additional paid-in capital preferred stock	8,981	15,464
Common stock; no par value; 20,000,000 shares authorized, issued 13,820,048 and 13,797,088 at March 31, 2017 and December 31, 2016, respectively, outstanding 11,289,585 shares and
11,267,225 shares, respectively	-	-
Additional paid-in capital common stock	120,761	120,417
Retained earnings	29,377	28,159
Accumulated other comprehensive (loss)	(2,997)	(3,856)
Treasury stock, at cost, 2,530,463 and 2,529,863 shares, respectively, at March 31, 2017 and December 31, 2016	(29,111)	(29,103)
Total Stockholders' Equity	127,011	131,081

Total Liabilities and Stockholders' Equity	$1,805,332	$1,708,208

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended March 31,
	2017	2016

Interest income:
Loans, including fees	$17,542	$17,493
Investments, taxable	665	200
Investments, non-taxable	103	-
Other interest-earning assets	145	138
Total interest income	18,455	17,831

Interest expense:
Deposits:
Demand	673	362
Savings and club	99	89
Certificates of deposit	2,011	2,034
	2,783	2,485
Borrowed money	1,067	1,648
Total interest expense	3,850	4,133

Net interest income	14,605	13,698
Provision for loan losses	498	189

Net interest income after provision for loan losses	14,107	13,509

Non-interest income:
Fees and service charges	796	711
Gain on sales of loans	338	924
Gain on sales of other real estate owned	1,151	-
Other	28	19
Total non-interest income	2,313	1,654

Non-interest expense:
Salaries and employee benefits	6,090	6,024
Occupancy and equipment	2,158	1,872
Data processing and service fees	653	1,062
Professional fees	363	427
Director fees	180	153
Regulatory assessments	361	350
Advertising and promotional	143	363
Other real estate owned, net	42	16
Other	1,572	1,470
Total non-interest expense	11,562	11,737

Income before income tax provision	4,858	3,426
Income tax provision	1,945	1,391

Net Income	$2,913	$2,035
Preferred stock dividends	118	234
Net Income available to common stockholders	$2,795	$1,801

Net Income per common share-basic and diluted
Basic	$0.25	$0.16
Diluted	$0.25	$0.16

Weighted average number of common shares outstanding
Basic	11,278	11,217
Diluted	11,360	11,219

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2017	2016

Net Income	$2,913	$2,035
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	859	106
Other comprehensive income	859	106
Comprehensive income	$3,772	$2,141

(a)

Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains of $1,453,000 and $179,000, respectively, less deferred taxes of $594,000 and $73,000,  respectively.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2017	$-	$-	$135,881	$28,159	$(29,103)	$(3,856)	$131,081

Redemption of Series A and B Preferred Stock	-	-	(11,720)	-	-	-	(11,720)

Issuance of Series D Preferred Stock	-	-	5,237	-	-	-	5,237

Stock-based compensation expense	-	-	30	-	-	-	30

Treasury Stock purchases	-	-	-	-	(8)	-	(8)

Dividends payable on Series C 6% and Series D 4.5% noncumulative perpetual preferred stock	-	-	-	(118)	-	-	(118)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(1,505)	-	-	(1,505)

Dividend Reinvestment Plan	-	-	72	(72)	-	-	-

Stock Purchase Plan	-	-	242	-	-	-	242

Net income	-	-	-	2,913	-	-	2,913

Other comprehensive income	-	-	-	-	-	859	859

Ending Balance at March 31, 2017	$-	$-	$129,742	$29,377	$(29,111)	$(2,997)	$127,011

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2016	$-	$-	$136,856	$27,382	$(29,096)	$(1,598)	$133,544

Redemption of Series A Preferred Stock	-	-	(1,710)	-	-	-	(1,710)

Stock-based compensation expense	-	-	18	-	-	-	18

Dividends payable on Series A, B and C 6% noncumulative perpetual preferred stock	-	-	-	(234)	-	-	(234)

Cash dividends on Common Stock ($0.14 per share) declared	-	-	-	(1,502)	-	-	(1,502)

Dividend Reinvestment Plan	-	-	67	(67)	-	-	-

Stock Purchase Plan	-	-	54	-	-	-	54

Net income	-	-	-	2,035	-	-	2,035

Other comprehensive income	-	-	-	-	-	106	106

Ending Balance at March 31, 2016	$-	$-	$135,285	$27,614	$(29,096)	$(1,492)	$132,311

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities :
Net Income	$2,913	$2,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	688	564
Amortization and accretion, net	(347)	(515)
Provision for loan losses	498	189
Deferred income tax	710	(62)
Loans originated for sale	(6,476)	(5,582)
Proceeds from sales of loans originated for sale	10,197	7,841
Gain on sales of loans originated for sale	(338)	(924)
Stock compensation expense	30	18
(Increase) in interest receivable	(141)	(386)
Decrease (increase) in other assets	2,347	(1,115)
(Decrease) increase in accrued interest payable	(40)	59
(Decrease) increase in other liabilities	(405)	2,425
Net Cash Provided by Operating Activities	9,636	4,547
Cash flows from investing activities:
Proceeds from calls on securities available for sale	5,052	159
Purchases of securities available for sale	(15,048)	-
Proceeds from sales of other real estate owned	2,091	-
Gains on sales of other real estate owned	(1,151)	-
Redemption of interest-bearing time deposits	-	258
Net increase in loans receivable	(43,717)	(9,558)
Additions to premises and equipment	(1,561)	(494)
Redemption of Federal Home Loan Bank of New York stock	315	(450)
Net Cash Used In Investing Activities	(54,019)	(10,085)
Cash flows from financing activities:
Net increase in deposits	121,639	76,491
Net change in long-term debt	-	10,000
Net change in short-term debt	(20,000)	-
Purchases/adjustments of treasury stock	(8)	-
Cash dividend paid on common stock	(1,505)	(1,502)
Cash dividend paid on preferred stock	(118)	(234)
Net proceeds from issuance of common stock	242	54
Net proceeds from issuance of preferred stock	5,237	-
Net payment on redemption of preferred stock	(11,720)	(1,710)
Net Cash Provided by Financing Activities	93,767	83,099

Net Increase In Cash and Cash Equivalents	49,384	77,561
Cash and Cash Equivalents-Beginning	65,038	132,635

Cash and Cash Equivalents-Ending	$114,422	$210,196

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$71	$452
Interest	$3,890	$4,074

Non-cash items:
Transfer of loans to other real estate owned	$-	$457

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between March  31, 2017, and the date these consolidated financial statements were issued.

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

Note 2 – Reclassification

Certain amounts as of December 31, 2016 and the three month period ended March  31, 2016 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended March 31,
	2017	2016

Pension plan:
Interest cost	$75	$82
Expected return on plan assets	(113)	(131)
Amortization of unrecognized loss	29	36

Net periodic pension benefit	(9)	(13)

SERP plan:
Interest cost	$4	$3

Net periodic postretirement cost	$4	$3

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its stockholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are permitted to receive incentive stock options. On September 16, 2016, a grant of 110,000 options was declared for members of the Board of Directors which vest at a rate of 10% per year commencing on the first anniversary of the grant date. On December 2, 2015, a grant of 120,000 options and on March 7, 2014, a grant of 110,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date.

	Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2016	575,000	$8.93-13.32	$10.78

Options granted	-
Options exercised	(500)	10.55	10.55
Options forfeited	(35,000)	8.93-13.32	8.93-13.32
Options expired	-

Outstanding at March 31, 2017	539,500	$8.93-13.32	$10.79

As of March 31, 2017, stock options which were granted and were exercisable totaled 107,900 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 431,600 shares outstanding as of March  31, 2017 was $1,016,000 over a weighted average period of 6.99 years.

Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2015	417,000	$8.93-15.65	$10.75

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2016	417,000	$8.93-15.65	$10.75

As of March  31, 2016, stock options which are granted and were exercisable totaled 75,700 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to 341,300 shares of unvested options outstanding as of March  31, 2016 was $846,070 over a weighted average period of 7.79 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March  31, 2017 and 2016, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended March  31, 2017 and 2016 the weighted average number of outstanding options considered to be anti-dilutive were 8,757 and 0 respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$2,795			$1,801

Basic earnings per share-
Income available to
Common stockholders	$2,795	11,278	$0.25	$1,801	11,217	$0.16

Effect of dilutive securities:
Stock options	-	82		-	2

Diluted earnings per share-
Income available to
Common stockholders	$2,795	11,360	$0.25	$1,801	11,219	$0.16

 Note 5 – Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March  31,  2017 and December 31, 2016:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$10,126	$22	$92	$10,056
Due after ten years	83,908	57	3,078	80,887

Municipal obligations:
Due within one year	6,961	-	-	6,961

Preferred Stock:
Due after 10 years	8,119	167	7	8,279
	$109,114	$246	$3,177	$106,183

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$6,230	$23	$86	$6,167
Due after ten years	80,594	65	4,354	76,305

Municipal obligations:
Due within one year	6,968	-	7	6,961

Preferred Stock:
Due after 10 years	5,356	-	24	5,332
	$99,148	$88	$4,471	$94,765

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2017
Residential mortgage-backed securities	$83,208	$3,038	$3,353	$132	$86,561	$3,170
Preferred stock	1,755	7	-	-	1,755	7
	$84,963	$3,045	$3,353	$132	$88,316	$3,177

December 31, 2016
Residential mortgage-backed securities	$74,672	$4,313	$3,379	$127	$78,051	$4,440
Municipal obligations	6,961	7	-	-	6,961	7
Preferred stock	1,983	24	-	-	1,983	24
	$83,616	$4,344	$3,379	$127	$86,995	$4,471

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company  intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At March  31, 2017 and December 31, 2016, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these residential mortgage-backed securities, at March  31, 2017 and December 31, 2016 to be temporary.

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of March  31, 2017 and December 31, 2016 by segment and class:

	March 31, 2017	December 31, 2016
	(In Thousands)
Originated loans:
Residential one-to-four family	$154,047	$142,081
Commercial and multi-family	1,099,166	1,056,806
Construction	72,899	70,867
Commercial business(1)	61,504	63,444
Home equity(2)	34,336	32,417
Consumer	589	1,269

Sub-total	1,422,541	1,366,884

Acquired loans recorded at fair value:
Residential one-to-four family	54,281	56,310
Commercial and multi-family	53,676	60,422
Construction	-	-
Commercial business(1)	2,985	4,460
Home equity(2)	12,434	13,877
Consumer	196	225

Sub-total	123,572	135,294

Acquired loans with deteriorated credit:
Residential one-to-four family	1,435	1,443
Commercial and multi-family	748	753
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-
Sub-total	2,183	2,196

Total Loans	1,548,296	1,504,374

Less:
Deferred loan fees, net	(2,014)	(2,006)
Allowance for loan losses	(17,526)	(17,209)

	(19,540)	(19,215)

Total Loans, net	$1,528,756	$1,485,159

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

Classified Assets.

Our policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” “loss” or “special mention.”

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of March 31, 2017, we had $226,000 in assets classified as losses, of which $226,000 were classified as impaired, $29.1 million in assets classified as substandard, of which $29.1 million were classified as impaired, and $15.1 million in assets classified as special mention, of which $9.1 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March  31, 2017. The table also details the amount of total loans receivable, loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of March  31, 2017. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,098	$10,621	$736	$3,079	$374	$2	$69	$16,979
Acquired loans recorded at fair value:	170	-	-	-	4	-	-	174
Acquired loans with deteriorated credit:	43	13	-	-	-	-	-	56
Beginning Balance, December, 31, 2016	2,311	10,634	736	3,079	378	2	69	17,209

Charge-offs:
Originated Loans:	-	71	-	-	-	6	-	77
Acquired loans recorded at fair value:	89	-	-	-	34	-	-	-
Acquired loans with deteriorated credit:	-		-	-	-	-	-	-
Sub-total:	89	71	-	-	34	6	-	200

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	-	-	-	-
Acquired loans with deteriorated credit:	-	-	-	19	-	-	-	19
Sub-total:	-	-	-	19	-	-	-	19

Provisions:
Originated Loans:	53	300	20	38	(39)	6	80	458
Acquired loans recorded at fair value:	31	-	-	-	30	-	-	61
Acquired loans with deteriorated credit:	(2)	(1)	-	(18)	-	-	-	(21)
Sub-total:	82	299	20	20	(9)	6	80	498

Totals:
Originated Loans:	2,151	10,850	756	3,117	335	2	150	17,361
Acquired loans recorded at fair value:	112	-	-	-	-	-	-	112
Acquired loans with deteriorated credit:	41	12	-	-	-	-	-	53
Ending Balance, March 31, 2017	$2,304	$10,862	$756	$3,117	$335	$2	$150	$17,526

Loans Receivable:

Ending Balance Originated Loans:	$154,047	$1,099,166	$72,899	$61,504	$34,336	$589	$-	$1,422,541
Ending Balance Acquired loans recorded at fair value:	54,281	53,676	-	2,985	12,434	196	-	123,572
Ending Balance Acquired loans with deteriorated credit:	1,435	748	-	-	-	-	-	2,183
Total Gross Loans:	$209,763	$1,153,590	$72,899	$64,489	$46,770	$785	$-	$1,548,296

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,293	$13,623	$-	$4,097	$1,203	$-	$-	$29,216
Ending Balance Acquired loans recorded at fair value:	8,019	5,858	-	-	782	-	-	14,659
Ending Balance Acquired loans with deteriorated credit:	1,435	520	-	-	-	-	-	1,955
Ending Balance Loans individually evaluated
for impairment:	$19,747	$20,001	$-	$4,097	$1,985	$-	$-	$45,830

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$143,754	$1,085,543	$72,899	$57,407	$33,133	$589	$-	$1,393,325
Ending Balance Acquired loans recorded at fair value:	46,262	47,818	-	2,985	11,652	196	-	108,913
Ending Balance Acquired loans with deteriorated credit:	-	228	-	-	-	-	-	228
Ending Balance Loans collectively evaluated
for impairment:	$190,016	$1,133,589	$72,899	$60,392	$44,785	$785	$-	$1,502,466
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the year ended December 31, 2016. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of December 31, 2016. (In Thousands):

____

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)		Home Equity (2)		Consumer	Unallocated	Total
Allowance for credit losses:
Originated Loans:	$2,107	$11,643	$722	$1,749		$369		$879	$168	$17,637
Acquired loans recorded at fair value:	270	17	-	-		50		-	-	337
Acquired loans with deteriorated credit:	47	14	-	4		3		-	-	68
Beginning Balance, December 31, 2015	2,424	11,674	722	1,753		422		879	168	18,042

Charge-offs:
Originated Loans:	-	367	-	160	-	-		-	-	527
Acquired loans recorded at fair value:	459	38	-	3		54		-	-	554
Acquired loans with deteriorated credit:	-	-	-	-		-		-	-	-
Sub-total:	459	405	-	163		54		-	-	1,081

Recoveries:
Originated Loans:	-	74	-	-		-		-	-	74
Acquired loans recorded at fair value:	-	4	-	-		14	-	-	-	18
Acquired loans with deteriorated credit:	-	-	-	129		-		-	-	129
Sub-total:	-	78	-	129		14		-	-	221

Provisions:
Originated Loans:	(9)	(729)	14	1,490		5		(877)	(99)	(205)
Acquired loans recorded at fair value:	359	17	-	3		(6)		-	-	373
Acquired loans with deteriorated credit:	(4)	(1)	-	(133)		(3)		-	-	(141)
Sub-total:	346	(713)	14	1,360		(4)		(877)	(99)	27

Totals:
Originated Loans:	2,098	10,621	736	3,079		374		2	69	16,979
Acquired loans recorded at fair value:	170	-	-	-		4		-	-	174
Acquired loans with deteriorated credit:	43	13	-	-		-		-	-	56
Ending Balance, December 31, 2016	$2,311	$10,634	$736	$3,079		$378		$2	$69	$17,209
Loans Receivables:

Ending Balance Originated Loans:	$142,081	$1,056,806	$70,867	$63,444		$32,417		$1,269	$-	$1,366,884
Ending Balance Acquired Loans:	56,310	60,422	-	4,460		13,877		225	-	135,294
Ending Balance Acquired loans with deteriorated credit:	1,443	753	-	-		-		-	-	2,196
Total Gross Loans:	$199,834	$1,117,981	$70,867	$67,904		$46,294		$1,494	$-	$1,504,374

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,651	$12,325	$6	$4,088		$1,362		$-	$-	$28,432
Ending Balance Acquired Loans:	7,600	6,356	-	-		1,065		-	-	15,021
Ending Balance Acquired loans with deteriorated credit:	1,443	523	-	-		-		-	-	1,966
Ending Balance Loans individually evaluated
for impairment:	$19,694	$19,204	$6	$4,088		$2,427		$-	$-	$45,419

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$131,430	$1,044,481	$70,861	$59,356		$31,055		$1,269	$-	$1,338,452
Ending Balance Acquired Loans:	48,710	54,066	-	4,460		12,812		225	-	120,273
Ending Balance Acquired loans with deteriorated credit:	-	230	-	-		-		-	-	230
Ending Balance Loans collectively evaluated
for impairment:	$180,140	$1,098,777	$70,861	$63,816		$43,867		$1,494	$-	$1,458,955

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March  31, 2016. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of March  31, 2016 (In Thousands):

	Residential		Commercial & Multi-family	Construction	Business (1)	Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$2,107		$11,643	$722	$1,749		$369		$879		$168		$17,637
Acquired loans recorded at fair value:	270		17	-	-		50		-		-		337
Acquired loans with deteriorated credit:	47		14	-	4		3		-		-		68
Beginning Balance, December 31, 2015	2,424		11,674	722	1,753		422		879		168		18,042

Charge-offs:
Originated Loans:	-	-	-	-	-	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	67	-	-	-	3	-	3	-	-	-	-	-	73
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	67		-	-	3		3		-		-		73

Recoveries:
Originated Loans:	-		-	-	-		-		-		-		-
Acquired loans recorded at fair value:	-		-	-	-		10		-		-		10
Acquired loans with deteriorated credit:	-		-	-	-		-		-		-		-
Sub-total:	-		-	-	-		10		-		-		10

Provisions:
Originated Loans:	131		(68)	111	(87)		(27)		46		96		202
Acquired loans recorded at fair value:	5		(7)	-	3		(13)		-		-		(12)
Acquired loans with deteriorated credit:	-		(1)	-	-		-		-		-		(1)
Sub-total:	136		(76)	111	(84)		(40)		46		96		189

Totals:
Originated Loans:	2,238		11,575	833	1,662		342		925		264		17,839
Acquired loans recorded at fair value:	208		10	-	-		44		-		-		262
Acquired loans with deteriorated credit:	47		13	-	4		3		-		-		67
Ending Balance, March 31, 2016	$2,493		$11,598	$833	$1,666		$389		$925		$264		$18,168

Loans Receivable:

Ending Balance Originated Loans:	$131,988		$987,568	$65,666	$69,370		$30,967		$1,657		$-		$1,287,216
Ending Balance Acquired loans recorded at fair value:	64,821		72,172	-	5,012		18,153		207		-		160,365
Ending Balance Acquired loans with deteriorated credit:	1,466		769	-	163		74		-		-		2,472
Total Gross Loans:	$198,275		$1,060,509	$65,666	$74,545		$49,194		$1,864		$-		$1,450,053

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$9,052		$14,630	$2,984	$4,103		$1,379		$1,263		$-		$33,411
Ending Balance Acquired loans recorded at fair value:	9,428		5,713	-	-		1,361		-		-		16,502
Ending Balance Acquired loans with deteriorated credit:	1,466		530	-	163		74		-		-		2,233
Ending Balance Loans individually evaluated
for impairment:	$19,946		$20,873	$2,984	$4,266		$2,814		$1,263		$-		$52,146

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$122,936		$972,938	$62,682	$65,267		$29,588		$394		$-		$1,253,805
Ending Balance Acquired loans recorded at fair value:	55,393		66,459	-	5,012		16,792		207		-		143,863
Ending Balance Acquired loans with deteriorated credit:	-		239	-	-		-		-		-		239

Ending Balance Loans collectively evaluated
for impairment:	$178,329	$1,039,636	$62,682	$70,279	$46,380	$601	$-	$1,397,907
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of March  31, 2017 and December 31, 2016. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March  31, 2017 and December 31, 2016, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of March 31, 2017	As of December 31, 2016
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$3,634	$3,693
Commercial and multi-family	7,829	5,437
Construction	-	-
Commercial business(1)	658	726
Home equity(2)	210	416
Consumer	-	6

Sub-total:	$12,331	$10,278

Acquired loans recorded at fair value:
Residential one-to-four family	$3,683	$3,429
Commercial and multi-family	719	1,182
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	254	763
Consumer	-	-

Sub-total:	$4,656	$5,374

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	$-	$-

Total	$16,987	$15,652

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months ended March  31, 2017 and 2016. (In Thousands):

	Three Months Ended March 31,
	2017	2017	2016	2016

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$4,499	$23	$3,283	$20
Commercial and Multi-family	11,576	63	10,336	70
Construction	-	-	1,492	41
Commercial business(1)	639	-	2,108	3
Home equity(2)	946	9	1,204	9
Consumer	3	-	-	-

Sub-total:	$17,663	$95	$18,423	$143

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$5,885	$36	$6,731	$51
Commercial and Multi-family	4,857	56	4,318	12
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	611	-	765	3
Consumer	-	6	-	-

Sub-total	$11,353	$98	$11,814	$66

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,439	$22	$1,470	$-
Commercial and Multi-family	522	7	478	-
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	-	-	73	1
Consumer	-	-	-	-

Sub-total:	$1,961	$29	$2,021	$1

Total Impaired Loans
With no related allowance recorded:	$30,977	$222	$32,258	$210

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three months ended March  31, 2017 and 2016. (In Thousands):

	Three Months Ended March 31,
	2017	2017		2016	2016

	Average	Interest		Average	Interest
	Recorded	Income		Recorded	Income
Originated loans	Investment	Recognized		Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$5,973	$60		$5,803	$16
Commercial and Multi-family	1,399	10		4,320	54
Construction	-	-		-	-
Commercial business(1)	3,454	46		2,046	9
Home equity(2)	337	4		214	1
Consumer	-	-		1,363	-

Sub-total:	$11,163	$120		$13,746	$80

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$1,925	$19		$2,926	$25
Commercial and Multi-family	1,250	16		1,927	1
Construction	-	-		-	-
Commercial business(1)	-	-		-	-
Home equity(2)	313	2		598	6
Consumer	-	-

Sub-total	$3,488	$37		$5,451	$32

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$-	$-	$		$-
Commercial and Multi-family	-	-		-	-
Construction	-	-		-	-
Commercial business(1)	-	-		165	1
Home equity(2)	-	-		-	-
Consumer	-	-		-	-

Sub-total:	$-	$-		$165	$1

Total Impaired Loans
with an allowance recorded:	$14,651	$157		$19,362	$113

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

March  31, 2017 and December 31, 2016. (In Thousands):

	As of March 31, 2017			As of December 31, 2016
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$3,840	$4,049	$-	$5,158	$5,341	$-
Commercial and multi-family	12,653	13,109	-	10,498	10,722	-
Construction	-	6	-	6	6	-
Commercial business(1)	256	1,361	-	1,022	1,966	-
Home equity(2)	869	937	-	1,022	1,101	-
Consumer	-	-	-	-	-	-

Sub-total:	$17,618	$19,462	$-	$17,706	$19,136	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$6,192	$7,006	$-	$5,577	$6,149	$-
Commercial and Multi-family	4,139	4,213	-	5,575	5,710	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	676	824	-	545	650	-
Consumer	-	-	-	-	-	-

Sub-total:	$11,007	$12,043	$-	$11,697	$12,509	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,435	$2,060	$-	$1,443	$2,069	$-
Commercial and Multi-family	520	549	-	523	552	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$1,955	$2,609	$-	$1,966	$2,621	$-

Total Impaired Loans
with no related allowance recorded:	$30,580	$34,114	$-	$31,369	$34,266	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at March 31, 2017 and December 31, 2016. (In Thousands):

	As of March 31, 2017			As of December 31, 2016
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$6,453	$6,529	$552	$5,493	$5,493	$496
Commercial and Multi-family	970	972	137	1,827	1,866	380
Construction	-	-	-	-	-	-
Commercial business(1)	3,841	4,640	2,445	3,066	4,006	2,359
Home equity(2)	334	334	31	340	340	32
Consumer	-	-	-	-	-	-

Sub-total:	$11,598	$12,475	$3,165	$10,726	$11,705	$3,267

Acquired loans recorded at fair
value with an allowance
recorded:
					-
Residential one-to-four family	$1,827	$1,837	$172	$2,023	$2,080	$202
Commercial and Multi-family	1,719	1,779	198	781	781	37
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	106	106	12	520	571	24
Consumer	-	-	-	-	-	-

Sub-total	$3,652	$3,722	$382	$3,324	$3,432	$263

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$-	$-	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$15,250	$16,197	$3,547	$14,050	$15,137	$3,530

Total Impaired Loans
with no related allowance recorded:	$30,580	$34,114	$-	$31,369	$34,266	$-

Total Impaired Loans:	$45,830	$50,311	$3,547	$45,419	$49,403	$3,530

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at March  31, 2017, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
March 31, 2017	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	7	$2,603	2	$1,464	9	$4,067
Commercial and multi-family	8	4,901	10	3,952	18	8,853
Construction	-	-	-	-	-	-
Commercial business(1)	2	1,905	1	325	3	2,230
Home equity(2)	5	809	1	44	6	853
Consumer	-	-	-	-	-	-

Sub-total:	22	$10,218	14	$5,785	36	$16,003

Acquired loans recorded at fair value:
Residential one-to-four family	18	$4,146	6	$1,789	24	$5,935
Commercial and Multi-family	13	4,780	1	583	14	5,363
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	3	491	-	-	3	491
Consumer	-	-	-	-	-	-

Sub-total:	34	$9,417	7	$2,372	41	$11,789

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,060	-	$-	5	$2,060
Commercial and Multi-family	1	548	-	-	1	548
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	6	$2,608	-	$-	6	$2,608

Total	62	$22,243	21	$8,157	83	$30,400

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

The following table summarizes information with regards to troubled debt restructurings which occurred during the three months ended March  31, 2017. (Dollars in Thousands):

Three Months Ended March 31, 2017		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$1,445	$1,556
Commercial and multi-family	2	1,637	1,756
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	4	$3,082	$3,312

Acquired loans recorded at fair value:
Residential one-to-four family	1	$73	$104
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$73	$104

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	5	$3,155	$3,416
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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2017.

Three Months Ended March 31, 2017
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	1,137
Consumer	-	-

Sub-total:	1	$1,137

Acquired loans recorded at fair value:
Residential one-to-four family	1	$425
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$425

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Total	2	$1,562

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information with regards to troubled debt restructurings which occurred during the three months ended March  31, 2016 (dollars in thousands):

Three Months Ended March 31, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	$1	$71	$71
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$1	$71	$71

Acquired loans recorded at fair value:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	228	228
Consumer	-	-	-

Sub-total:	$1	$228	$228

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$-	$-	$-

Total	$2	$299	$299

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regard to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2016. (Dollars in Thousands)

Three Months Ended March 31, 2016
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	61
Consumer	-	-

Sub-total:	1	$61

Acquired loans recorded at fair value:
Residential one-to-four family	1	$1,075
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$1,075

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	2	$1,136

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of March  31, 2017. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$2,435	$-	$1,488	$3,923	$150,124	$154,047	$-
Commercial and multi-family	9,320	4,020	1,260	14,600	1,084,566	1,099,166	-
Construction	-	-	-	-	72,899	72,899	-
Commercial business(1)	2,842	74	234	3,150	58,354	61,504	-
Home equity(2)	44	-	-	44	34,292	34,336	-
Consumer	-	-	-	-	589	589	-

Sub-total:	$14,641	$4,094	$2,982	$21,717	$1,400,824	$1,422,541	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$1,212	$162	$3,108	$4,482	$49,799	54,281	$-
Commercial and multi-family	2,072	-	719	2,791	50,885	53,676	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	2,985	2,985	-
Home equity(2)	569	-	110	679	11,755	12,434	-
Consumer	10	-	-	10	186	196	-

Sub-total:	$3,863	$162	$3,937	$7,962	$115,610	$123,572	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,435	1,435	$-
Commercial and multi-family	-	-	-	-	748	748	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$2,183	$2,183	$-

Total	$18,504	$4,256	$6,919	$29,679	$1,518,617	$1,548,296	$-

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2016. (In Thousands):

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of March  31, 2017. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$144,060	$6,353	$3,634	$-	$-	$154,047
Commercial and multi-family	1,083,439	3,401	12,184	-	142	1,099,166
Construction	72,425	474	-	-	-	72,899
Commercial business(1)	55,650	1,756	4,021	-	77	61,504
Home equity(2)	33,113	823	400	-	-	34,336
Consumer	577	12	-	-	-	589

Sub-total:	$1,389,264	$12,819	$20,239	$-	$219	$1,422,541

Acquired loans recorded at fair value:
Residential one-to-four family	$49,483	$621	$4,177	$-	$-	54,281
Commercial and multi-family	49,579	682	3,415	-	-	53,676
Construction	-	-	-	-	-	-
Commercial business(1)	2,985	-	-	-	-	2,985
Home equity(2)	12,006	138	283	-	7	12,434
Consumer	196	-	-	-	-	196

Sub-total:	$114,249	$1,441	$7,875	$-	$7	$123,572

Residential one-to-four family	$147	$271	$1,017	$-	$-	1,435
Commercial and multi-family	228	520	-	-	-	748
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$375	$791	$1,017	$-	$-	$2,183

Total Gross Loans	$1,503,888	$15,051	$29,131	$-	$226	$1,548,296

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	March 31,	December 31,
	2017	2016

Unpaid principal balance	$128,233	$140,049
Recorded investment	125,755	137,045

The following table presents changes in the accretable discount on loans acquired for the three months ended March  31, 2017 and 2016. (In Thousands):

	Three Months Ended March 31,
	2017	2016

Balance, Beginning of Period	$39,119	$53,612
Accretion	(954)	(3,928)
Net Reclassification from Non-Accretable Difference	80	195
Balance, End of Period	$38,245	$49,879

The following table presents changes in the non-accretable yield on loans acquired for the three months ended March 31, 2017 and 2016. (In Thousands):

	Three Months Ended March 31,
	2017	2016

Balance, Beginning of Period	$2,558	$3,041
Net Reclassification to Accretable Difference	(80)	(195)
Balance, End of Period	$2,478	$2,846

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2017:
Securities available for sale - Residential mortgage-backed securities, Municipal obligations and Preferred Stock	$106,183	$-	$106,183	$-

As of December 31, 2016:
Securities available for sale — Residential mortgage-backed securities, Municipal obligations and Preferred Stock	$94,765	$-	$94,765	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended March 31, 2017 and 2016.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2017
Impaired Loans	$11,703	$-	$-	$11,703
Other real estate owned	$2,585	$-	$-	$2,585

As of December 31, 2016:
Impaired Loans	$10,519	$-	$-	$10,519
Other real estate owned	$3,525	$-	$-	$3,525

Note 7 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2017 and December 31, 2016 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
March 31, 2017:
Impaired Loans	$11,703	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$2,585	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2016:
Impaired Loans	$10,519	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$3,525	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March  31, 2017 and December 31, 2016.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of March  31, 2017 and December 31, 2016.

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

Note 7 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2017 and December 31, 2016 consisted of the loan balances of $15.25 million and $14.05 million, net of a valuation allowance of $3.55 million and $3.53 million, respectively.

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

Note 7 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$114,422	$114,422	$114,422	$-	$-
Interest-earning time deposits	980	980	980	-	-
Securities available for sale	106,183	106,183	-	106,183	-
Loans held for sale	770	775	-	775	-
Loans receivable, net	1,528,756	1,540,057	-	-	1,540,057
FHLB of New York stock, at cost	8,991	8,991	-	8,991	-
Accrued interest receivable	5,714	5,714	-	5,714	-

Financial liabilities:
Deposits	1,513,844	1,517,384	903,659	613,725	-
Borrowings	155,000	155,050	-	155,050	-
Subordinated debentures	4,124	4,125	-	4,125	-
Accrued interest payable	785	785	-	785	-

	As of December 31, 2016

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$65,038	$65,038	$65,038	$-	$-
Interest-earning time deposits	980	980	980	-	-
Securities available for sale	94,765	94,765	-	94,765	-
Loans held for sale	4,153	4,273	-	4,273	-
Loans receivable, net	1,485,159	1,515,088	-	-	1,515,088
FHLB of New York stock, at cost	9,306	9,306	-	9,306	-
Accrued interest receivable	5,573	5,573	-	5,573	-

Financial liabilities:
Deposits	1,392,205	1,384,578	834,665	549,913	-
Borrowings	175,000	176,109	-	176,109	-
Subordinated debentures	4,124	4,150	-	4,150	-
Accrued interest payable	825	825	-	825	-

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2017 we had approximately $1.805 billion in consolidated assets, $1.514 billion in deposits and $127.0 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2017 the Bank operated through twenty-two branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Monroe Township, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as two branches in Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2017, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements. There has been no change in critical accounting policies since the Company’s last reported Form 10-K.

Financial Condition

Total assets increased by $97.1 million, or 5.7 percent, to $1.805 billion at March 31, 2017 from $1.708 billion at December 31, 2016. The increase in total assets occurred primarily as a result of an increase in cash and cash equivalents of $49.4 million, an increase in securities available for sale of $11.4 million, and an increase in loans receivable, net of $43.6 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase securities in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit.

Total cash and cash equivalents increased by $49.4 million, or 75.9 percent, to $114.4 million at March 31, 2017 from $65.0 million at December 31, 2016 due to the Company’s strategy to increase our deposit base and the recent success of our 17-month promotional CD product.

Securities available for sale increased by $11.4 million, or 12.0 percent, to $106.2 million at March 31, 2017 from $94.8 million at December 31, 2016 as the Company deployed excess cash to improve returns on interest-earning assets and liquidity.

Loans receivable, net increased by $43.6 million, or 2.9 percent, to $1.529 billion at March 31, 2017 from $1.485 billion at December 31, 2016. The increase resulted primarily from increases of $35.6 million in commercial real estate and multi-family loans, $9.9 million in residential real estate loans, and construction loans of $2.0 million, and home equity loans and home equity lines of credit of $476,000. The increase in loans receivable was partly offset by decreases of $3.4 million in commercial business loans, and $709,000 in consumer loans. As of March 31, 2017, the allowance for loan losses was $17.5 million, or 103.2 percent, of non-performing loans and 1.10 percent of gross loans.

Deposit liabilities increased by $121.6 million, or 8.7 percent, to $1.514 billion at March 31, 2017 from $1.392 billion at December 31, 2016. The increase resulted primarily from increases of $60.8 million in certificates of deposit, $31.6 million in NOW deposit accounts, $16.9 million in non-interest bearing deposit accounts, $6.8 million in savings and club accounts, and $3.5 million in money market checking accounts. In addition to organic deposit growth resulting from the opening of seven additional branches over the last 18 months, the Company has also added listing service certificates of deposit and brokered certificates of deposit to fund loan growth, which totaled $33.8 million and $17.4 million, respectively, at March 31, 2017.

Long-term debt remained constant at $155.0 million at March 31, 2017 and at December 31, 2016. The purpose of these borrowings reflected the use of long-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in investment securities. The short-term debt balance of $20.0 million outstanding at December 31, 2016 was repaid in the first quarter of 2017. The weighted average interest rate of borrowings was 2.66 percent at March 31, 2017.

Stockholders’ equity decreased by $4.1 million, or 3.1 percent, to $127.0 million at March 31, 2017 from $131.1 million at December 31, 2016. The decrease in stockholders’ equity was primarily attributable to the redemption of $11.7 million of series A and B 6% noncumulative perpetual preferred stock, partly offset by proceeds from the issuance of $5.2 million of series D 4.5% perpetual preferred stock, and an increase in retained earnings of $1.2 million for the three months ended March 31, 2017. The Company paid $1.5 million of common stock dividends in the first quarter of 2017, and accrued a dividend payable for the first quarter on our outstanding preferred stock of $118,000, which will be paid in the second quarter of 2017.

Results of Operations comparison for the Three Months Ended March 31, 2017 and 2016

Net income increased $878,000, or 43.1 percent, to $2.9 million for the three months ended March 31, 2017, compared with $2.0 million for the three months ended March 31, 2016. The increase in net income was primarily related to an increase in total interest income, an increase in total non-interest income, and lower total non-interest expense, partly offset by a lower interest expense, a higher provision for loan loss and a higher income tax provision for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Net interest income increased by $907,000, or 6.6 percent, to $14.6 million for the three months ended March 31, 2017 from $13.7 million for the three months ended March 31, 2016. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $76.8 million, or 4.72 percent, to $1.702 billion for the three months ended March 31, 2017 from $1.626 billion for the three months ended March 31, 2016. There was a slight decrease in the average yield on interest-earning assets of five basis points to 4.34 percent for the three months ended March 31, 2017 from 4.39 percent for the three months ended March 31, 2016. There was a corresponding increase in the average balance of interest-bearing liabilities of $72.2 million, or 5.25 percent, to $1.448 billion for the three months ended March 31, 2017 from $1.376 billion for the three months ended March 31, 2016, which was partly offset by a decrease in the average rate on interest-bearing liabilities of 14 basis points to 1.06 percent for the three months ended March 31, 2017 from 1.20 percent for the three months ended March 31, 2016.

Interest income on loans receivable increased by $49,000, or 0.3 percent, to $17.5 million for the three months ended March 31, 2017 from $17.5 million as compared to the three months ended March 31, 2016. The increase was primarily attributable to an increase in the average balance of loans receivable of $81.7 million, or 5.66 percent, to $1.525 billion for the three months ended March 31, 2017 from $1.443 billion for the three months ended March 31, 2016, partly offset by a decrease in the average yield on loans of 25 basis points to 4.60 percent for the three months ended March 31, 2017 from 4.85 percent for the three months ended March 31, 2016. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the hiring of seasoned loan and business development officers. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area.

Interest income on securities increased by $568,000, or 284.0 percent, to $768,000 for the three months ended March 31, 2017 from $200,000 for the three months ended March 31, 2016. This increase was primarily due to an increase in the average balance of securities of $75.5 million, or 386.0 percent, to $96.0 million for the three months ended March 31, 2017 from $20.5 million for the three months ended March 31, 2016, partly offset by a decrease in the average yield on securities of 113 basis points to 2.77 percent for the three months ended March 31, 2017 from 3.90 percent for the three months ended March 31, 2016. The decrease in the average yield on securities related to the mix of investments in the portfolio.

Interest income on other interest-earning assets increased by $7,000, or 5.1 percent to $145,000 for the three months ended March 31, 2017 from $138,000 for the three months ended March 31, 2016. This increase was primarily due to an increase in the yield on other interest-earning assets of 37 basis points to 0.71 percent for the three months ended March 31, 2017 from 0.34 percent for the three months ended March 31, 2016, partly offset by a decrease in the average balance of other interest-earning assets of $80.4 million, or 49.5percent, to $81.8 million for the three months ended March 31, 2017 from $162.2 million for the three months ended March 31, 2016. The decrease in the average balance of other interest-earning assets related to a decrease in interest-earning deposits as funds were deployed for repayment of Federal Home Loan Bank (“FHLB”) borrowings, purchases of investment securities and to fund loan growth.

Total interest expense decreased by $283,000, or 6.8 percent, to $3.9 million for the three months ended March 31, 2017 from $4.1 million for the three months ended March 31, 2016. This decrease resulted primarily from a decrease in the average balance of FHLB borrowings of $47.0 million, or 22.5 percent, to $161.9 million for the three months ended March 31, 2017 from $208.9 million for the three months ended March 31, 2016. The decrease in FHLB advance borrowings resulted from scheduled repayments. As a result of the reduction in the average balance of long-term borrowings, the average cost on these funds were reduced by 52 basis points, or 16.50 percent, to 2.64 percent for the three months ended March 31, 2017 from 3.16 percent for the three months ended March 31, 2016. The decrease in total interest expense was partly offset by increases in the average balance of deposit liabilities of $119.2 million, or 10.21 percent, to $1.286 billion for the three months ended March 31, 2017 from $1.167 billion for the three months ended March 31, 2016. The increase in the average balance of interest-bearing liabilities was primarily due to the Bank’s 17-month CD promotion initiated in the first quarter.

Net interest margin was 3.43 percent for the three-month period ended March 31, 2017 and 3.37 percent for the three-month period ended March 31, 2016. The increase in the net interest margin was the result of the repayment of higher cost FHLB borrowings in mid-2016, partly offset by competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

The provision for loan losses increased by $309,000, to $498,000 for the three months ended March 31, 2017 from $189,000 for the three months ended March 31, 2016. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable.  During the three months ended March 31, 2017, the Company experienced $200,000 in net charge-offs compared to $73,000 in net charge-offs for the three months ended March 31, 2016. The Bank had non-performing loans totaling $17.0 million, or 1.10 percent, of gross loans at March 31, 2017 and $15.7 million, or 1.04 percent, of gross loans at December 31, 2016. The allowance for loan losses was $18.2 million, or 1.17 percent, of gross loans at March 31, 2017, $18.0 million, or 1.20 percent, of gross loans at December 31, 2016 and $18.2 million, or 1.25 percent, of gross loans at March 31, 2016. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2017 and December 31, 2016.

Total non-interest income increased by $659,000, or 39.8 percent, to $2.3 million for the three months ended March 31, 2017 from $1.7 million for the three months ended March 31, 2016. Gains on sales of other real estate owned totaled $1.2 million for the three months ended March 31, 2017, with no comparable gains in the same period last year. Gain on sales of loans decreased by $586,000, or 63.4percent, to $338,000 for the three months ended March 31, 2017 compared to $924,000 for the three months ended March 31, 2016, mainly driven by market conditions. Fees and service charges increased by $85,000, or 12.0percent, to $796,000 for the three months ended March 31, 2017 from $711,000 for the three months ended March 31, 2016.

Total non-interest expense decreased by $175,000, or 1.5 percent, to $11.6 million for the three months ended March 31, 2017 from $11.7 million for the three months ended March 31, 2016. Data processing expense decreased by $409,000, or 38.5percent, to $653,000 for the three months ended March 31, 2017 from $1.1 million for the three months ended March 31, 2016. The decrease in data processing expense was primarily attributed to the efficiencies achieved with the conversion to a new core system. Advertising expense decreased by $220,000, or 60.6 percent, to $143,000 for the three months ended March 31, 2017 from $363,000 for the three months ended March 31, 2016, partly related to advertising efforts with launching new branches in the prior year. The above decreases in total non-interest expense were partly offset by increases in occupancy and equipment of $286,000, or 15.3percent, to $2.2 million for the three months ended March 31, 2017 from $1.9 million for the three months ended March 31, 2016 as well as increases in other non-interest expense of $102,000, or 6.9 percent, to $1.6 million for the three months ended March 31, 2017 from $1.5 million for the three months ended March 31, 2016. The increase in occupancy and equipment expense was also attributable to the opening of new branch locations in 2016. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses.

The income tax provision increased by $554,000, or 39.8 percent, to $2.0 million for the three months ended March 31, 2017 from $1.4 million for the three months ended March 31, 2016. The increase in income tax provision was a result of higher taxable income during the three-month period ended March 31, 2017 as compared with the three months ended March 31, 2016. The consolidated effective tax rate for the three months ended March 31, 2017 was 40.0 percent compared to 40.6 percent for the three months ended March 31, 2016.

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

At March 31, 2017 and December 31, 2016, the Company had $0 and $20.0 million of overnight borrowings, respectively, outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $159.1 million at March 31, 2017 and  $179.1 million at December 31, 2016. The average rate of these FHLB borrowings was 2.66 percent at March 31, 2017, as compared with 2.45 percent at December 31, 2016.

The Company had the ability at March 31, 2017 to obtain additional funding from the FHLB of up to $41.2 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $357.0 million at March 31, 2017. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At March 31, 2017, and December 31, 2016, BCB Community Bank and the Company exceeded all of its regulatory capital requirements to which they were subject. The following table sets forth the regulatory capital ratios for BCB Community Bank and the Company as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes			For Well Capitalized Under Prompt Corrective Action

As of March 31, 2017:
Bank
Total capital (to risk-weighted assets)	$150,025	10.69%	$112,264	8.00%		$140,329	10.00%
Tier 1 capital (to risk-weighted assets)	132,499	9.44	84,198	6.00		112,264	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	132,499	9.44	63,148	4.50		91,214	6.50
Tier 1 capital (to average assets)	132,499	7.51	70,604	4.00		88,255	5.00

Company
Total capital (to risk-weighted assets)	$151,657	10.80%	$112,338	8.00%	$	N/A	N/A	%
Tier 1 capital (to risk-weighted assets)	134,131	9.55	84,253	6.00		N/A	N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	121,026	8.62	63,190	4.50		N/A	N/A
Tier 1 capital (to average assets)	134,131	7.61	70,514	4.00		N/A	N/A

As of December 31, 2016:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$154,923	11.34%	$109,330	8.00%		$136,663	10.00%
Tier 1 capital (to risk-weighted assets)	137,839	10.09	81,998	6.00		109,330	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	137,839	10.09	61,498	4.50		88,831	6.50
Tier 1 capital (to average assets)	137,839	8.10	68,074	4.00		85,092	5.00

Company
Common Equity Tier 1 Capital (to risk-weighted assets)	$156,152	11.42%	$109,372	8.00%	$	N/A	N/A	%
Tier 1 capital (to risk-weighted assets)	139,061	10.17	82,029	6.00		N/A	N/A

Common Equity Tier 1 Capital (to risk-weighted assets)	119,473	8.74	61,522	4.50	N/A	N/A
Tier 1 capital (to average assets)	139,061	8.17	68,117	4.00	N/A	N/A

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

At March 31, 2017  and December 31, 2016, the capital ratios of the Bank and the Company exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2017. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2017. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$151,721	$(55,169)	(26.67)%	8.99%	(227)	bps
+200bp	170,375	(36,515)	(17.65)	9.81	(145)	bps
+100bp	190,772	(16,117)	(7.79)	10.68	(58)	bps
PAR	206,889	-	-	11.26	-	bps
-100bp	231,506	24,617	11.90	12.19	93	bps

bp – basis points

The table above indicates that as of March 31, 2017, in the event of a 100 basis point increase in interest rates, we would experience a 7.79%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of March 31, 2017, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

ITEM 1.A. RISK FACTORS

There have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. There were no stock purchases for the three months ended March 31, 2017.

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

BCB BANCORP, INC.

Date: May 3, 2017	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2017	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)