Form 10-Q
period 2017-06-30
BCB BANCORP INC
filed 2017-08-07
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 28th, 2017, BCB Bancorp, Inc., had 11,300,740 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Cash and amounts due from depository institutions	$15,961	$12,121
Interest-earning deposits	59,086	52,917
Total cash and cash equivalents	75,047	65,038

Interest-earning time deposits	980	980
Securities available for sale	105,803	94,765
Loans held for sale	536	4,153
Loans receivable, net of allowance for loan losses
of $17,964 and $17,209 respectively	1,577,181	1,485,159
Federal Home Loan Bank of New York stock, at cost	9,913	9,306
Premises and equipment, net	19,679	19,382
Accrued interest receivable	5,666	5,573
Other real estate owned	2,626	3,525
Deferred income taxes	8,414	9,953
Other assets	9,998	10,374
Total Assets	$1,815,843	$1,708,208

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$168,885	$158,523
Interest bearing deposits	1,327,375	1,233,682
Total deposits	1,496,260	1,392,205
Short-term debt	11,000	20,000
Long-term debt	163,000	155,000
Subordinated debentures	4,124	4,124
Other liabilities and accrued interest payable	8,678	5,798
Total Liabilities	1,683,062	1,577,127

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,342 shares of series C 6% and series D 4.5% noncumulative perpetual preferred stock (liquidation value $10,000 per share) at June 30, 2017 and 1,560 shares
of series A, B, C 6% noncumulative preferred stock at December 31, 2016	-	-
Additional paid-in capital preferred stock	13,241	15,464
Common stock; no par value; 20,000,000 shares authorized, issued 13,831,203 and 13,797,088 at June 30, 2017 and December 31, 2016, respectively, outstanding 11,300,740 shares and
11,267,225 shares, respectively	-	-
Additional paid-in capital common stock	120,980	120,417
Retained earnings	30,144	28,159
Accumulated other comprehensive income (loss)	(2,473)	(3,856)
Treasury stock, at cost, 2,530,463 and 2,529,863 shares, respectively, at June 30, 2017 and December 31, 2016	(29,111)	(29,103)
Total Stockholders' Equity	132,781	131,081

Total Liabilities and Stockholders' Equity	$1,815,843	$1,708,208

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest income:
Loans, including fees	$18,026	$17,263	$35,568	$34,756
Mortgage-backed securities	603	50	1,131	124
Municipal bonds and other debt	159	-	264	-
FHLB stock and other interest earning assets	281	368	561	632
Total interest income	19,069	17,681	37,524	35,512

Interest expense:
Deposits:
Demand	677	470	1,350	832
Savings and club	100	93	199	182
Certificates of deposit	2,142	2,126	4,153	4,160
	2,919	2,689	5,702	5,174
Borrowed money	1,087	1,629	2,154	3,277
Total interest expense	4,006	4,318	7,856	8,451

Net interest income	15,063	13,363	29,668	27,061
Provision for loan losses	776	37	1,274	226

Net interest income after provision for loan losses	14,287	13,326	28,394	26,835

Non-interest income:
Fees and service charges	838	736	1,634	1,447
Gain on sales of loans	733	1,029	1,071	1,953
Loss on bulk sale of impaired loans held in portfolio	-	(285)	-	(285)
Gain on sales of other real estate owned	197	-	1,348	-
Other	254	26	282	45
Total non-interest income	2,022	1,506	4,335	3,160

Non-interest expense:
Salaries and employee benefits	5,878	6,160	11,968	12,184
Occupancy and equipment	1,989	2,043	4,147	3,915
Data processing and service fees	678	833	1,331	1,895
Professional fees	1,383	483	1,746	910
Director fees	198	183	378	336
Regulatory assessments	331	360	692	710
Advertising and promotional	115	390	258	753
Other real estate owned, net	13	94	55	110
Other	1,563	1,620	3,135	3,090
Total non-interest expense	12,148	12,166	23,710	23,903

Income before income tax provision	4,161	2,666	9,019	6,092
Income tax provision	1,648	1,085	3,593	2,476

Net Income	$2,513	$1,581	$5,426	$3,616
Preferred stock dividends	165	234	283	468
Net Income available to common stockholders	$2,348	$1,347	$5,143	$3,148

Net Income per common share-basic and diluted
Basic	$0.21	$0.12	$0.46	$0.28
Diluted	$0.21	$0.12	$0.45	$0.28

Weighted average number of common shares outstanding
Basic	11,295	11,229	11,287	11,223
Diluted	11,405	11,233	11,383	11,226

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Income	$2,513	$1,581	$5,426	$3,616
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period (a)	524	47	1,383	153
Benefit plans (b)	-	(15)	-	(15)
Other comprehensive income	524	32	1,383	138
Comprehensive income	$3,037	$1,613	$6,809	$3,754

(a)

Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains of $885,000,  80,000,  2,338,000 and $259,000, respectively, less deferred taxes of $361,000,  33,000,  955,000 and $106,000,  respectively.

(b)

Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $0,  $25,000,  $0, and $25,000, respectively, less deferred taxes of $0,  $10,000,  $0, and $10,000, respectively. The Consolidated Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2017	$-	$-	$135,881	$28,159	$(29,103)	$(3,856)	$131,081

Redemption of Series A and B Preferred Stock	-	-	(11,720)	-	-	-	(11,720)

Issuance of Series D Preferred Stock	-	-	9,497	-	-	-	9,497

Exercise of Stock Options (200 shares)	-	-	2	-	-	-	2

Stock-based compensation expense	-	-	78	-	-	-	78

Treasury Stock purchases	-	-	-	-	(8)	-	(8)

Dividends payable on Series C 6% and Series D 4.5% noncumulative perpetual preferred stock	-	-	-	(283)	-	-	(283)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(3,012)	-	-	(3,012)

Dividend Reinvestment Plan	-	-	146	(146)	-	-	-

Stock Purchase Plan	-	-	337	-	-	-	337

Net income	-	-	-	5,426	-	-	5,426

Other comprehensive income	-	-	-	-	-	1,383	1,383

Ending Balance at June 30, 2017	$-	$-	$134,221	$30,144	$(29,111)	$(2,473)	$132,781

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2016	$-	$879	$135,977	$27,382	$(29,096)	$(1,598)	$133,544

Redemption of Series A Preferred Stock	-	-	(1,710)	-	-	-	(1,710)

Stock-based compensation expense	-	-	51	-	-	-	51

Dividends payable on Series A, B and C 6% noncumulative perpetual preferred stock	-	-	-	(468)	-	-	(468)

Cash dividends on Common Stock ($0.14 per share) declared	-	-	-	(3,008)	-	-	(3,008)

Dividend Reinvestment Plan	-	-	134	(134)	-	-	-

Stock Purchase Plan	-	2	141	-	-	-	143

Net income	-	-	-	3,616	-	-	3,616

Other comprehensive income	-	-	-	-	-	138	138

Ending Balance at June 30, 2016	$-	$881	$134,593	$27,388	$(29,096)	$(1,460)	$132,306

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities :
Net Income	$5,426	$3,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,326	1,162
Amortization and accretion, net	(872)	(964)
Provision for loan losses	1,274	226
Deferred income tax	584	(75)
Loans originated for sale	(13,257)	(17,309)
Proceeds from sales of loans originated for sale	17,945	16,370
Gain on sales of loans originated for sale	(1,071)	(1,953)
Fair value adjustment of OREO	-	(207)
Loss on bulk sale of impaired loans held in portfolio	-	285
Stock compensation expense	78	51
(Increase) in interest receivable	(93)	(162)
Decrease in other assets	376	947
(Decrease) in accrued interest payable	(50)	(1)
Increase in other liabilities	2,930	775
Net Cash Provided by Operating Activities	14,596	2,761
Cash flows from investing activities:
Proceeds from calls on securities available for sale	16,715	793
Purchases of securities available for sale	(25,489)	(9,304)
Proceeds from sales of other real estate owned	3,375	901
Proceeds from bulk sale of impaired loans held	-	1,180
Gains on sales of other real estate owned	(1,348)	-
Redemption of interest-bearing time deposits	-	258
Net increase in loans receivable	(93,478)	(5,930)
Additions to premises and equipment	(1,623)	(2,548)
Redemption of Federal Home Loan Bank of New York stock	(607)	(305)
Net Cash Used In Investing Activities	(102,455)	(14,955)
Cash flows from financing activities:
Net increase in deposits	104,055	120,376
Net change in long-term debt	8,000	-
Net change in short-term debt	(9,000)	-
Purchases/adjustments of treasury stock	(8)	-
Cash dividend paid on common stock	(3,012)	(3,008)
Cash dividend paid on preferred stock	(283)	(468)
Net proceeds from issuance of common stock	337	143
Net proceeds from issuance of preferred stock	9,497	-
Net payment on redemption of preferred stock	(11,720)	(1,710)
Exercise of stock options	2	-
Net Cash Provided by Financing Activities	97,868	115,333

Net Increase In Cash and Cash Equivalents	10,009	103,139
Cash and Cash Equivalents-Beginning	65,038	132,635

Cash and Cash Equivalents-Ending	$75,047	$235,774

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$2,960	$1,727
Interest	$7,905	$8,453

Non-cash items:
Transfer of loans to other real estate owned	$1,128	$458

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2017, and the date these consolidated financial statements were issued. See Note 9 related to subsequent events.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year.  The new guidance will be effective for public companies for periods beginning after December 15, 2017 with private companies provided a one-year deferral until periods beginning after December 15, 2018. This update does not impact net interest income or other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives, so it is expected there will be minimal effect on the Company's revenues.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718).  This ASU was issued as part of FASB’s Simplification Initiative.  The areas for simplification in this Update include income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows for share-based payment transactions.  For public companies, this ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has determined that the impact this new standard has on its consolidated financial statements is minimal.

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

Note 2 – Reclassification

Certain amounts as of December 31, 2016 and the three and six month periods ended June 30, 2016, respectively have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Pension plan:
Interest cost	$75	$82	$150	$164
Expected return on plan assets	(113)	(131)	(226)	(262)
Amortization of unrecognized loss	29	36	58	72

Net periodic pension benefit	(9)	(13)	(18)	(26)

SERP plan:
Interest cost	$4	$3	$8	$6

Net periodic postretirement cost	$4	$3	$8	$6

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

	Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2016	575,000	$8.93-13.32	$10.78

Options granted	-
Options exercised	(700)	10.55	0.00
Options forfeited	(35,000)	9.03-13.32	-
Options expired	-

Outstanding at June 30, 2017	539,300	$8.93-13.32	$10.78

As of June 30, 2017, stock options which were granted and were exercisable totaled 107,700 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 431,600 shares of unvested options outstanding as of June 30, 2017 was $1,016,000 over a weighted average period of 6.80 years.

Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2015	417,000	$8.93-15.65	$10.75

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at June 30, 2016	417,000	$8.93-15.65	$10.75

As of June 30, 2016, stock options which are granted and were exercisable totaled 75,700 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to 341,300 shares of unvested options outstanding as of June 30, 2017 was $846,070 over a weighted average period of 7.56 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and six months ended June 30, 2017 and 2016, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended June  30, 2017 and 2016 the weighted average number of outstanding options considered to be anti-dilutive were 1,280 and 39,828 respectively. For the six months ended June 30, 2017 and 2016 the weighted average number of outstanding options considered to be anti-dilutive were 5,019 and 37,332 respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$2,348			$1,347

Basic earnings per share-
Income available to
Common stockholders	$2,348	11,295	$0.21	$1,347	11,229	$0.12

Effect of dilutive securities:
Stock options	-	110		-	4

Diluted earnings per share-
Income available to
Common stockholders	$2,348	11,405	$0.21	$1,347	11,233	$0.12

	For the Six Months Ended June 30,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$5,143			$3,148

Basic earnings per share-
Income available to
Common stockholders	$5,143	11,287	$0.46	$3,148	11,223	$0.28

Effect of dilutive securities:
Stock options	-	96		-	3

Diluted earnings per share-
Income available to
Common stockholders	$5,143	11,383	$0.45	$3,148	11,226	$0.28

 Note 5 – Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June 30,  2017 and December 31, 2016:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$3,313	$30	$58	$3,285
Due after five years through ten years	6,474	-	22	6,452
Due after ten years	87,424	86	2,322	85,188

Municipal obligations:
Due within one year	2,518	-	5	2,513

Preferred Stock:
Due after 10 years	8,119	255	9	8,365
	$107,848	$371	$2,416	$105,803

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$6,230	$23	$86	$6,167
Due after ten years	80,594	65	4,354	76,305

Municipal obligations:
Due within one year	6,968	-	7	6,961

Preferred Stock:
Due after 10 years	5,356	-	24	5,332
	$99,148	$88	$4,471	$94,765

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2017
Residential mortgage-backed securities	$76,704	$2,283	$3,344	$119	$80,048	$2,402
Municipal obligations	2,513	5	-	-	2,513	5
Preferred stock	2,518	9	-	-	2,518	9
	$81,735	$2,297	$3,344	$119	$85,079	$2,416

December 31, 2016
Residential mortgage-backed securities	$74,672	$4,313	$3,379	$127	$78,051	$4,440
Municipal obligations	6,961	7	-	-	6,961	7
Preferred stock	1,983	24	-	-	1,983	24
	$83,616	$4,344	$3,379	$127	$86,995	$4,471

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company  intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At June 30, 2017 and December 31, 2016, the unrealized losses on the municipal obligations and preferred stock were very minimal and all less than 12 months in duration. At June 30, 2017 and December 31, 2016, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at June 30, 2017 and December 31, 2016 to be temporary.

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of June 30, 2017 and December 31, 2016 by segment and class:

	June 30, 2017	December 31, 2016
	(In Thousands)
Originated loans:
Residential one-to-four family	$164,562	$142,081
Commercial and multi-family	1,130,902	1,056,806
Construction	73,376	70,867
Commercial business(1)	68,230	63,444
Home equity(2)	38,058	32,417
Consumer	1,196	1,269

Sub-total	1,476,324	1,366,884

Acquired loans recorded at fair value:
Residential one-to-four family	52,382	56,310
Commercial and multi-family	51,933	60,422
Construction	-	-
Commercial business(1)	3,752	4,460
Home equity(2)	10,304	13,877
Consumer	176	225

Sub-total	118,547	135,294

Acquired loans with deteriorated credit:
Residential one-to-four family	1,425	1,443
Commercial and multi-family	742	753
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-
Sub-total	2,167	2,196

Total Loans	1,597,038	1,504,374

Less:
Deferred loan fees, net	(1,893)	(2,006)
Allowance for loan losses	(17,964)	(17,209)

	(19,857)	(19,215)

Total Loans, net	$1,577,181	$1,485,159

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

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of June 30, 2017, we had $152,000 in assets classified as losses, of which $152,000 were classified as impaired, $27.3 million in assets classified as substandard, of which $27.3 million were classified as impaired, and $14.9 million in assets classified as special mention, of which $8.9 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2017. The table also details the amount of total loans receivable, loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of June 30, 2017. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,151	$10,850	$756	$3,117	$335	$2	$150	$17,361
Acquired loans recorded at fair value:	112	-	-	-	-	-	-	112
Acquired loans with deteriorated credit:	41	12	-	-	-	-	-	53
Beginning Balance, March 31, 2017	2,304	10,862	756	3,117	335	2	150	17,526

Charge-offs:
Originated Loans:	-	119	-	-	-	-	-	119
Acquired loans recorded at fair value:	219	-	-	-	-	-	-	219
Acquired loans with deteriorated credit:	-		-	-	-	-	-	-
Sub-total:	219	119	-	-	-	-	-	338

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	-	-	-	-
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	-	-	-	-	-	-	-

Provisions:
Originated Loans:	(59)	451	(3)	112	12	3	(51)	465
Acquired loans recorded at fair value:	310	-	-	-	-	-	-	310
Acquired loans with deteriorated credit:	-	1	-	-	-	-	-	1
Sub-total:	251	452	(3)	112	12	3	(51)	776

Totals:
Originated Loans:	2,092	11,182	753	3,229	347	5	99	17,707
Acquired loans recorded at fair value:	203	-	-	-	-	-	-	203
Acquired loans with deteriorated credit:	41	13	-	-	-	-	-	54
Ending Balance, June 30, 2017	$2,336	$11,195	$753	$3,229	$347	$5	$99	$17,964

Loans Receivable:

Ending Balance Originated Loans:	$164,562	$1,130,902	$73,376	$68,230	$38,058	$1,196	$-	$1,476,324
Ending Balance Acquired loans recorded at fair value:	52,382	51,933	-	3,752	10,304	176	-	118,547
Ending Balance Acquired loans with deteriorated credit:	1,425	742	-	-	-	-	-	2,167
Total Gross Loans:	$218,369	$1,183,577	$73,376	$71,982	$48,362	$1,372	$-	$1,597,038

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$9,038	$12,783	$-	$4,180	$1,093	$-	$-	$27,094
Ending Balance Acquired loans recorded at fair value:	7,771	5,832	-	-	685	-	-	14,288
Ending Balance Acquired loans with deteriorated credit:	1,425	519	-	-	-	-	-	1,944
Ending Balance Loans individually evaluated
for impairment:	$18,234	$19,134	$-	$4,180	$1,778	$-	$-	$43,326

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$155,524	$1,118,119	$73,376	$64,050	$36,965	$1,196	$-	$1,449,230
Ending Balance Acquired loans recorded at fair value:	44,611	46,101	-	3,752	9,619	176	-	104,259
Ending Balance Acquired loans with deteriorated credit:	-	223	-	-	-	-	-	223
Ending Balance Loans collectively evaluated
for impairment:	$200,135	$1,164,443	$73,376	$67,802	$46,584	$1,372	$-	$1,553,712
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table set forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2017, and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands):

	Residential		Commercial & Multi-family	Construction	Commercial Business (1)			Home Equity (2)	Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$2,098		$10,621	$736		$3,079		$374		$2		$69		$16,979
Acquired loans recorded at fair value:	170		-	-		-		4		-		-		174
Acquired loans with deteriorated credit:	43		13	-		-		-		-		-		56
Beginning Balance, December 31, 2016	2,311		10,634	736		3,079		378		2		69		17,209

Charge-offs:
Originated Loans:	-	-	190	-	-	-	-	-	-	6	-	-	-	196
Acquired loans recorded at fair value:	308	-	-	-	-	-	-	34	-	-	-	-	-	342
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	308		190	-		-		34		6		-		538

Recoveries:
Originated Loans:	-		-	-		-		-		-		-		-
Acquired loans recorded at fair value:	-		-	-		-		-		-		-		-
Acquired loans with deteriorated credit:	-		-	-		19		-		-		-		19
Sub-total:	-		-	-		19		-		-		-		19

Provisions:
Originated Loans:	(6)		751	17		150		(27)		9		30		924
Acquired loans recorded at fair value:	341		-	-		-		30		-		-		371
Acquired loans with deteriorated credit:	(2)		-	-		(19)		-		-		-		(21)
Sub-total:	333		751	17		131		3		9		30		1,274

Totals:
Originated Loans:	2,092		11,182	753		3,229		347		5		99		17,707
Acquired loans recorded at fair value:	203		-	-		-		-		-		-		203
Acquired loans with deteriorated credit:	41		13	-		-		-		-		-		54
Ending Balance, June 30, 2017	$2,336		$11,195	$753		$3,229		$347		$5		$99		$17,964

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2016. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of June 30, 2016 (In Thousands):

	Residential		Commercial & Multi-family	Construction	Business (1)	Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$2,238		$11,575	$833	$1,662		$342		$925		$264		$17,839
Acquired loans recorded at fair value:	208		10	-	-		44		-		-		262
Acquired loans with deteriorated credit:	47		13	-	4		3		-		-		67
Beginning Balance, March 31, 2016	2,493		11,598	833	1,666		389		925		264		18,168

Charge-offs:
Originated Loans:	-	-	-	-	-	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	-		-	-	-	-	-	-	-
Acquired loans with deteriorated credit:	-		-	-	-		-		-		-		-
Sub-total:	-		-	-	-		-		-		-		-

Recoveries:
Originated Loans:	-		-	-	-		-		-		-		-
Acquired loans recorded at fair value:	-		-	-	-		3		-		-		3
Acquired loans with deteriorated credit:	-		-	-	130		-		-		-		130
Sub-total:	-		-	-	130		3		-		-		133

Provisions:
Originated Loans:	(243)		155	(69)	97		33		104		(48)		29
Acquired loans recorded at fair value:	149		(10)	-	-		9		-				148
Acquired loans with deteriorated credit:	(4)		1	-	(134)		(3)		-		-		(140)
Sub-total:	(98)		146	(69)	(37)		39		104		(48)		37

Totals:
Originated Loans:	1,995		11,730	764	1,759		375		1,029		216		17,868
Acquired loans recorded at fair value:	357		-	-	-		56		-		-		413
Acquired loans with deteriorated credit:	43		14	-	-		-		-		-		57
Ending Balance, June 30, 2016	$2,395		$11,744	$764	$1,759		$431		$1,029		$216		$18,338

Loans Receivable:

Ending Balance Originated Loans:	$119,329		$1,008,498	$71,770	$57,500		$31,609		$1,703		$-		$1,290,409
Ending Balance Acquired loans recorded at fair value:	62,309		68,767	-	4,903		16,580		240		-		152,799
Ending Balance Acquired loans with deteriorated credit:	1,458		764	-	-		-		-		-		2,222
Total Gross Loans:	$183,096		$1,078,029	$71,770	$62,403		$48,189		$1,943		$-		$1,445,430

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,356		$14,512	$-	$3,798		$1,126		$1,263		$-		$31,055
Ending Balance Acquired loans recorded at fair value:	8,751		6,281	-	-		1,276		-		-		16,308
Ending Balance Acquired loans with deteriorated credit:	1,458		528	-	-		-		-		-		1,986
Ending Balance Loans individually evaluated
for impairment:	$20,565		$21,321	$-	$3,798		$2,402		$1,263		$-		$49,349

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$108,973		$993,986	$71,770	$53,702		$30,483		$440		$-		$1,259,354
Ending Balance Acquired loans recorded at fair value:	53,558		62,486	-	4,903		15,304		240		-		136,491
Ending Balance Acquired loans with deteriorated credit:	-		236	-	-		-		-		-		236
Ending Balance Loans collectively evaluated
for impairment:	$162,531		$1,056,708	$71,770	$58,605		$45,787		$680		$-		$1,396,081
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loans losses for the six months ended June 30, 2016, and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$2,107	$11,643	$722	$1,749	$369	$879	$168		$17,637
Acquired loans recorded at fair value:	270	17	-	-	50	-	-		337
Acquired loans with deteriorated credit:	47	14	-	4	3	-	-		68
Beginning Balance, December 31, 2015	2,424	11,674	722	1,753	422	879	168		18,042

Charge-offs:
Originated Loans:	-	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	67	-	-	3	3	-	-	-	73
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-
Sub-total:	67	-	-	3	3	-	-		73

Recoveries:
Originated Loans:	-	-	-	-	-	-	-		-
Acquired loans recorded at fair value:	-	-	-	-	14	-	-		14
Acquired loans with deteriorated credit:	-	-	-	129	-	-	-		129
Sub-total:	-	-	-	129	14	-	-		143

Provisions:
Originated Loans:	(112)	87	42	10	6	150	48		231
Acquired loans recorded at fair value:	154	(17)	-	3	(5)	-	-		135
Acquired loans with deteriorated credit:	(4)	-	-	(133)	(3)	-	-		(140)
Sub-total:	38	70	42	(120)	(2)	150	48		226

Totals:
Originated Loans:	1,995	11,730	764	1,759	375	1,029	216		17,868
Acquired loans recorded at fair value:	357	-	-	-	56	-	-		413
Acquired loans with deteriorated credit:	43	14	-	-	-	-	-		57
Ending Balance, June 30, 2016	$2,395	$11,744	$764	$1,759	$431	$1,029	$216		$18,338

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of June 30, 2017 and December 31, 2016. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2017 and December 31, 2016, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of June 30, 2017	As of December 31, 2016
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$3,076	$3,693
Commercial and multi-family	7,040	5,437
Construction	-	-
Commercial business(1)	785	726
Home equity(2)	208	416
Consumer	-	6

Sub-total:	$11,109	$10,278

Acquired loans recorded at fair value:
Residential one-to-four family	$3,460	$3,429
Commercial and multi-family	726	1,182
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	161	763
Consumer	-	-

Sub-total:	$4,347	$5,374

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	$-	$-

Total	$15,456	$15,652

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and six months ended June 30, 2017 and 2016 (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2017	2016	2016	2017	2017	2016	2016

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$3,640	$24	$4,085	$23	$4,299	$49	$3,938	$47
Commercial and Multi-family	12,365	63	10,313	58	11,287	125	10,687	115
Construction	-	-	1,492	-	-	-	-	-
Commercial business(1)	712	11	2,030	27	1,095	21	2,046	53
Home equity(2)	865	9	1,039	8	941	18	1,106	16
Consumer	-	-	-	-	3	-	-	-

Sub-total:	$17,582	$107	$18,959	$116	$17,625	$213	$17,777	$231

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$5,306	$35	$5,308	$31	$4,998	$71	$6,223	$62
Commercial and Multi-family	4,127	56	4,637	52	4,845	112	4,703	104
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	628	-	589	5	563	12	708	9
Consumer	-	6	-	-	-	-	-	-

Sub-total	$10,061	$97	$10,534	$88	$10,406	$195	$11,634	$175

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,430	$22	$1,462	$22	$1,434	$44	$1,466	$45
Commercial and Multi-family	520	7	529	7	521	14	477	14
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	-	-	37	-	-	-	36	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$1,950	$29	$2,028	$29	$1,955	$58	$1,979	$59

Total Impaired Loans
With no related allowance recorded:	$29,593	$233	$31,521	$233	$29,986	$466	$31,390	$465

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and six months ended June 30, 2017 and 2016. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2017	2016	2016	2017	2017	2016	2016

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$6,026	$48	$5,620	$64	$5,546	$96	$5,801	$128
Commercial and Multi-family	839	10	4,258	6	1,267	19	3,910	12
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	3,427	35	1,921	20	3,039	69	1,955	39
Home equity(2)	284	3	214	2	287	5	186	5
Consumer	-	-	1,263	-	-	-	1,363	-

Sub-total:	$10,576	$96	$13,276	$92	$10,139	$189	$13,215	$184

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$2,590	$21	$3,782	$20	$2,688	$43	$3,096	$39
Commercial and Multi-family	1,718	16	1,360	16	1,249	32	1,826	16
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	106	2	730	5	313	3	612	27
Consumer	-	-	-	-	-	-	-	-

Sub-total	$4,414	$39	$5,872	$41	$4,250	$78	$5,534	$82

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	82	-	-	-	84	-
Home equity(2)	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$-	$-	$82	$-	$-	$-	$84	$-

Total Impaired Loans
with an allowance recorded:	$14,990	$135	$19,230	$133	$14,389	$267	$18,833	$266

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

June 30, 2017 and December 31, 2016. (In Thousands):

	As of June 30, 2017			As of December 31, 2016
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$3,440	$3,608	$-	$5,158	$5,341	$-
Commercial and multi-family	12,076	12,676	-	10,498	10,722	-
Construction	-	6	-	6	6	-
Commercial business(1)	1,168	2,338	-	1,022	1,966	-
Home equity(2)	860	930	-	1,022	1,101	-
Consumer	-	-	-	-	-	-

Sub-total:	$17,544	$19,558	$-	$17,706	$19,136	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$4,419	$5,174	$-	$5,577	$6,149	$-
Commercial and Multi-family	4,115	4,188	-	5,575	5,710	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	580	727	-	545	650	-
Consumer	-	-	-	-	-	-

Sub-total:	$9,114	$10,089	$-	$11,697	$12,509	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,425	$2,051	$-	$1,443	$2,069	$-
Commercial and Multi-family	519	545	-	523	552	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$1,944	$2,596	$-	$1,966	$2,621	$-

Total Impaired Loans
with no related allowance recorded:	$28,602	$32,243	$-	$31,369	$34,266	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at June 30, 2017 and December 31, 2016. (In Thousands):

	As of June 30, 2017			As of December 31, 2016
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$5,598	$5,687	$394	$5,493	$5,493	$496
Commercial and Multi-family	707	707	32	1,827	1,866	380
Construction	-	-	-	-	-	-
Commercial business(1)	3,012	3,826	2,480	3,066	4,006	2,359
Home equity(2)	233	233	28	340	340	32
Consumer	-	-	-	-	-	-

Sub-total:	$9,550	$10,453	$2,934	$10,726	$11,705	$3,267

Acquired loans recorded at fair
value with an allowance
recorded:
					-
Residential one-to-four family	$3,352	$3,597	$251	$2,023	$2,080	$202
Commercial and Multi-family	1,717	1,770	193	781	781	37
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	105	106	12	520	571	24
Consumer	-	-	-	-	-	-

Sub-total	$5,174	$5,473	$456	$3,324	$3,432	$263

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$-	$-	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$14,724	$15,926	$3,390	$14,050	$15,137	$3,530

Total Impaired Loans
with no related allowance recorded:	$28,602	$32,243	$-	$31,369	$34,266	$-

Total Impaired Loans:	$43,326	$48,169	$3,390	$45,419	$49,403	$3,530

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at June 30, 2017, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
June 30, 2017	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	5	$1,932	2	$1,445	7	$3,377
Commercial and multi-family	8	4,858	8	5,567	16	10,425
Construction	-	-	-	-	-	-
Commercial business(1)	2	1,902	1	315	3	2,217
Home equity(2)	5	802	1	44	6	846
Consumer	-	-	-	-	-	-

Sub-total:	20	$9,494	12	$7,371	32	$16,865

Acquired loans recorded at fair value:
Residential one-to-four family	18	$4,122	7	$1,950	25	$6,072
Commercial and Multi-family	13	4,752	1	590	14	5,342
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	3	490	-	-	3	490
Consumer	-	-	-	-	-	-

Sub-total:	34	$9,364	8	$2,540	42	$11,904

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,051	-	$-	5	$2,051
Commercial and Multi-family	1	545	-	-	1	545
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	6	$2,596	-	$-	6	$2,596

Total	60	$21,454	20	$9,911	80	$31,365

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

The following table summarizes information with regards to troubled debt restructurings which occurred during the three months ended June  30, 2017. (Dollars in Thousands):

Three Months Ended June 30, 2017		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	-	$-	$-
Commercial and multi-family	1	2,804	2,851
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$2,804	$2,851

Acquired loans recorded at fair value:
Residential one-to-four family	3	$767	$919
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	3	$767	$919

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	4	$3,571	$3,770

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended June 30, 2017.

Three Months Ended June 30, 2017
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	1	220
Construction	-	-
Commercial business(1)	1	1,138
Home equity(2)	-	-
Consumer	-	-

Sub-total:	2	$1,358

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Total	2	$1,358

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information with regards to troubled debt restructurings which occurred during the six months ended June  30, 2017 (dollars in thousands):

Six Months Ended June 30, 2017		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	$2	$1,445	$1,556
Commercial and multi-family	3	4,441	4,608
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$5	$5,886	$6,164

Acquired loans recorded at fair value:
Residential one-to-four family	$4	$840	$1,023
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$4	$840	$1,023

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$-	$-	$-

Total	$9	$6,726	$7,187

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regard to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the six months ended June 30, 2017. (Dollars in Thousands)

Six Months Ended June 30, 2017
	Number of Contracts	Recorded Investment

Originated loans:
	-	$-
Commercial and multi-family	1	220
Construction	-	-
Commercial business(1)	1	1,138
Home equity(2)	-	-
Consumer	-	-

Sub-total:	2	$1,358

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	1	422
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$422

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	3	$1,780

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings which occurred during the three months ended June 30, 2016 (dollars in thousands):

Three Months Ended June 30, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	$-	$-	$-
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$0	$0	$0

Acquired loans recorded at fair value:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$0	$0	$0

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$-	$-	$-

Total	$-	$-	$-

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended June 30, 2016 (dollars in thousands):

Three Months Ended June 30, 2016
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	1	226
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$226

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	1	$226

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regard to troubled debt restructurings which occurred during the six months ended June 30, 2016 (dollars in thousands):

Six Months Ended June 30, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	$1	$71	$71
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$1	$71	$71

Acquired loans recorded at fair value:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	223	223
Consumer	-	-	-

Sub-total:	$1	$223	$223

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$-	$-	$-

Total	$2	$294	$294

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regard to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the six months ended June 30, 2016 (dollars in thousands):

Six Months Ended June 30, 2016
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	1	246
Consumer	-	-

Sub-total:	1	$246

Acquired loans recorded at fair value:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	1	$246

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued

The following table sets forth the delinquency status of total loans receivable as of June  30, 2017. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$3,189	$37	$2,302	$5,528	$159,034	$164,562	$813
Commercial and multi-family	6,456	1,511	779	8,746	1,122,156	1,130,902	227
Construction	-	-	-	-	73,376	73,376	-
Commercial business(1)	430	1,137	727	2,294	65,936	68,230	227
Home equity(2)	428	-	44	472	37,586	38,058	-
Consumer	-	5	-	5	1,191	1,196	-

Sub-total:	$10,503	$2,690	$3,852	$17,045	$1,459,279	$1,476,324	$1,267

Acquired loans recorded at fair value:
Residential one-to-four family	$522	$396	$2,337	$3,255	$49,127	52,382	$-
Commercial and multi-family	1,606	721	726	3,053	48,880	51,933	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	3,752	3,752	-
Home equity(2)	197	144	26	367	9,937	10,304	-
Consumer	-	-	-	-	176	176	-

Sub-total:	$2,325	$1,261	$3,089	$6,675	$111,872	$118,547	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,425	1,425	$-
Commercial and multi-family	-	-	-	-	742	742	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$2,167	$2,167	$-

Total	$12,828	$3,951	$6,941	$23,720	$1,573,318	$1,597,038	$1,267

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of June  30, 2017. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$155,621	$5,865	$3,076	$-	$-	$164,562
Commercial and multi-family	1,116,020	3,366	11,445	-	71	1,130,902
Construction	72,906	470	-	-	-	73,376
Commercial business(1)	62,323	1,727	4,106	-	74	68,230
Home equity(2)	36,720	943	395	-	-	38,058
Consumer	1,186	10	-	-	-	1,196

Sub-total:	$1,444,776	$12,381	$19,022	$-	$145	$1,476,324

Acquired loans recorded at fair value:
Residential one-to-four family	$47,815	$616	$3,951	$-	$-	52,382
Commercial and multi-family	47,856	674	3,403	-	-	51,933
Construction	-	-	-	-	-	-
Commercial business(1)	3,752	-	-	-	-	3,752
Home equity(2)	9,982	126	189	-	7	10,304
Consumer	176	-	-	-	-	176

Sub-total:	$109,581	$1,416	$7,543	$-	$7	$118,547

Residential one-to-four family	$146	$574	$705	$-	$-	1,425
Commercial and multi-family	224	518	-	-	-	742
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$370	$1,092	$705	$-	$-	$2,167

Total Gross Loans	$1,554,727	$14,889	$27,270	$-	$152	$1,597,038

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	June 30,	December 31,
	2017	2016

Unpaid principal balance	$120,243	$140,049
Recorded investment	120,715	137,045

The following table presents changes in the accretable discount on loans acquired for the three and six months ended June 30, 2017 and 2016. (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Balance, Beginning of Period	$38,245	$49,879	$39,119	$53,612
Accretion	(5,605)	(3,674)	(6,559)	(7,602)
Net Reclassification from Non-Accretable Difference	80	127	160	322
Balance, End of Period	$32,720	$46,332	$32,720	$46,332

The following table presents changes in the non-accretable yield on loans acquired for the three and six months ended June 30, 2017 and 2016. (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Balance, Beginning of Period	$2,478	$2,846	$2,558	$3,041
Loans Sold	-		-
Net Reclassification to Accretable Difference	(80)	(127)	(160)	(322)
Balance, End of Period	$2,398	$2,719	$2,398	$2,719

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2017:
Securities available for sale - Residential mortgage-backed securities, Municipal obligations and Preferred Stock	$105,803	$-	$105,803	$-

As of December 31, 2016:
Securities available for sale — Residential mortgage-backed securities, Municipal obligations and Preferred Stock	$94,765	$-	$94,765	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2017 and 2016.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2017
Impaired Loans	$11,334	$-	$-	$11,334
Other real estate owned	$2,626	$-	$-	$2,626

As of December 31, 2016:
Impaired Loans	$10,519	$-	$-	$10,519
Other real estate owned	$3,525	$-	$-	$3,525

Note 7 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2017 and December 31, 2016 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
June 30, 2017:
Impaired Loans	$11,334	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$2,626	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2016:
Impaired Loans	$10,519	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$3,525	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2017 and December 31, 2016.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of June 30, 2017 and December 31, 2016.

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

Note 7 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2017 and December 31, 2016 consisted of the loan balances of $14.72 million and $14.05 million, net of a valuation allowance of $3.39 million and $3.53 million, respectively.

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

Note 7 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$75,047	$75,047	$75,047	$-	$-
Interest-earning time deposits	980	980	980	-	-
Securities available for sale	105,803	105,803	-	105,803	-
Loans held for sale	536	542	-	542	-
Loans receivable, net	1,577,181	1,590,340	-	-	1,590,340
FHLB of New York stock, at cost	9,913	9,913	-	9,913	-
Accrued interest receivable	5,666	5,666	-	5,666	-

Financial liabilities:
Deposits	1,496,260	1,499,088	881,731	617,357	-
Borrowings	174,000	173,500	-	173,500	-
Subordinated debentures	4,124	4,112	-	4,112	-
Accrued interest payable	775	775	-	775	-

	As of December 31, 2016

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$65,038	$65,038	$65,038	$-	$-
Interest-earning time deposits	980	980	980	-	-
Securities available for sale	94,765	94,765	-	94,765	-
Loans held for sale	4,153	4,273	-	4,273	-
Loans receivable, net	1,485,159	1,515,088	-	-	1,515,088
FHLB of New York stock, at cost	9,306	9,306	-	9,306	-
Accrued interest receivable	5,573	5,573	-	5,573	-

Financial liabilities:
Deposits	1,392,205	1,384,578	834,665	549,913	-
Borrowings	175,000	176,109	-	176,109	-
Subordinated debentures	4,124	4,150	-	4,150	-
Accrued interest payable	825	825	-	825	-

Note 8 – Definitive Merger Agreement

On June 7, 2017, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with IA Bancorp, Inc. ("IAB"), providing for, among other things, the merger of IAB with and into the Company (the "Merger"), with the Company as the surviving entity. The Agreement also provides for the merger of Indus-American Bank, a New Jersey chartered bank and wholly owned subsidiary of IAB, with and into the Bank, with the Bank as the surviving entity. The Agreement has been unanimously approved by the boards of directors of each of the Company and IAB.

Subject to the terms and conditions of the Agreement, at the effective time of the Merger (the "Effective Time"), IAB shareholders will have the right to receive, for each share of IAB common stock, either (i) 0.189 of a share of the Company’s common stock, or (ii) $3.05 in cash, at the election of such holder, subject to adjustment if IAB's tangible common equity falls below a certain level. All such elections are subject to adjustment on a pro rata basis, so that approximately 20% of the aggregate consideration paid to IAB shareholders will be cash and approximately 80% will be the Company’s common stock. In addition, the Company is issuing two series of preferred stock in exchange for two outstanding series of IAB preferred stock. The two series of the Company’s preferred stock will have terms substantially similar to the terms of the two series of IAB preferred stock.

At the Effective Time, each option granted by IAB to purchase shares of IAB common stock under IAB's equity plan that is unexpired, unexercised and outstanding, whether vested or unvested, will be canceled and converted into the right to receive a cash payment equal to the difference, if positive, between $3.05 and the exercise price of the option.

The Agreement contains certain termination rights for both the Company and IAB and further provides that a termination fee of $800,000 will be payable by IAB to the Company upon termination of the Agreement under certain specified circumstances. Subject to regulatory and shareholder approval, we anticipate the Merger to close in the fourth quarter of 2017.

Note 9 – Subsequent Events

The Company received a court order, dated July 5, 2017 (the “Order”), requiring the Company to pay $1.0 million to counsel for the plaintiff class for that counsel’s fees and other costs in the previously disclosed shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al. (the “Kube Action”). The award in the aforesaid Order was related to the Order and Final Judgment, entered by the court on September 21, 2015.The full amount of the Order has been accrued and recorded to non-interest expense through June 30, 2017.

The Company is involved in an on-going lawsuit with its insurance carrier (see “Legal Proceedings”) to recover the above amount and other additional costs incurred in the Kube action.

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2017 we had approximately $1.816 billion in consolidated assets, $1.496 billion in deposits and $132.8 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2017 the Bank operated through twenty-two branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Monroe Township, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as two branches in Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

For a description of the merger recently entered into by the Company and a recent judgment against the Company, see Notes 8 and 9 to the Company’s unaudited financial statements.

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

Financial Condition

Total assets increased by $107.6 million, or 6.3 percent, to $1.816 billion at June 30, 2017 from $1.708 billion at December 31, 2016. The increase in total assets occurred primarily as a result of an increase in loans receivable of $92.0 million, an increase in cash and cash equivalents of $10.0 million, and an increase in securities available for sale of $11.0 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase securities in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit.

Loans receivable increased by $92.0 million, or 6.2 percent, to $1.577 billion at June 30, 2017 from $1.485 billion at December 31, 2016, and is consistent with the Company’s growth strategy for 2017. The increase resulted primarily from increases of $18.5 million in residential real estate loans, $65.6 million in commercial real estate and multi-family loans, $2.5 million in construction loans, $4.1 million in commercial business loans and $2.1 million in home equity loans and home equity lines of credit. As of June 30, 2017, the allowance for loan losses was $18.0 million, or 116.2 percent, of non-performing loans and 0.97 percent of gross loans.

Total cash and cash equivalents increased by $10.0 million, or 15.4 percent, to $75.0 million at June 30, 2017 from $65.0 million at December 31, 2016 due to the Company’s strategy to increase our deposit base and success of our 17-month promotional CD product in the first quarter of 2017.

Securities available for sale increased by $11.0 million, or 11.6 percent, to $105.8 million at June 30, 2017 from $94.8 million at December 31, 2016 as the Company deployed excess cash to improve returns on earning assets and liquidity.

Deposit liabilities increased by $104.1 million, or 7.5 percent, to $1.496 billion at June 30, 2017 from $1.392 billion at December 31, 2016. The increase resulted primarily from increases of $69.5 million in certificates of deposit, $11.1 million in NOW deposit accounts, $10.4 million in non-interest bearing deposit accounts, $9.3 million in money market checking accounts and $6.5 million in savings and club accounts. In addition to organic deposit growth resulting from the opening of seven additional branches over the last 18 months, the Company has also added listing service certificates of deposit and brokered certificates of deposit to fund loan growth, which totaled $31.8 million and $17.9 million, respectively, at June 30, 2017.

Long-term debt increased by $8.0 million, or 5.2 percent, to $163.0 million at June 30, 2017 from $155.0 million at December 31, 2016. The purpose of these borrowings reflected the use of long-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in investment securities. Short-term debt decreased by $9.0 million, or 45.0 percent, to $11.0 million at June 30, 2017 from $20.0 million at December 31, 2016. The weighted average interest rate of borrowings was 2.26 percent at June 30, 2017.

Stockholders’ equity increased by $1.7 million, or 1.3 percent, to $132.8 million at June 30, 2017 from $131.1 million at December 31, 2016. The increase in stockholders’ equity was primarily attributable to proceeds received from the issuance of $9.5 million of series D 4.5 percent non-cumulative perpetual preferred stock, as well as an increase in retained earnings of $2.0 million for the six months ended June 30, 2017, partly offset by the redemption of $11.7 million of series A and B 6 percent noncumulative perpetual preferred stock that occurred in the first quarter of 2017. The Company accrued a dividend payable for the second quarter on our outstanding preferred stock of $166,000 which will be paid in the third quarter.

Results of Operations comparison for the Three Months Ended June 30, 2017 and 2016

Net income increased $932,000, or 59.0 percent, to $2.5 million for the three months ended June 30, 2017, compared with $1.6 million for the three months ended June 30, 2016. The increase in net income was primarily related to an increase in total interest income, a decrease in total interest expense, an increase in total non-interest income, partly offset by a higher provision for loan losses and a higher income tax provision for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Net interest income increased by $1.7 million, or 12.7 percent, to $15.1 million for the three months ended June 30, 2017 from $13.4 million for the three months ended June 30, 2016. The increase in net interest income resulted primarily from an increase in the average balance on total interest earning assets of $72.1 million, or 4.31 percent, to $1.747 billion for the three months ended June 30, 2017 from $1.675 billion for the three months ended June 30, 2016, as well as an increase in the average yield on total interest earning assets of 15 basis points, or 3.40 percent, to 4.37 percent for the three months ended June 30, 2017 from 4.22 percent for the three months ended June 30, 2016.

Interest income on loans receivable increased by $763,000, or 4.4 percent, to $18.0 million for the three months ended June 30, 2017 from $17.3 million for the three months ended June 30, 2016. The increase was primarily attributable to an increase in the average balance of loans receivable of $129.3 million, or 8.9 percent, to $1.578 billion for the three months ended June 30, 2017 from $1.448 billion for the three months ended June 30, 2016, partly offset by a decrease in the average yield on loans receivable of 20 basis points, or 4.14 percent, to 4.57 percent for the three months ended June 30, 2017 from 4.77 percent for the three months ended June 30, 2016. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the hiring of seasoned loan and business development officers. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on investment securities increased by $712,000, to $762,000 for the three months ended June 30, 2017 from $50,000 for the three months ended June 30, 2016. The increase was primarily attributable to an increase in the average balance of investment securities of $94.8 million, or 928.0 percent, to $105.0 million for the three months ended June 30, 2017 from $10.2 million for the three months ended June 30, 2016, and an increase in the average yield on investment securities of 34 basis points, or 17.3 percent, to 2.30 percent, for the three months ended June 30, 2017 from 1.96 percent for the three months ended June 30, 2016.

Interest income on other interest-earning assets decreased by $87,000, or 23.6 percent, to $281,000 for the three months ended June 30, 2017 from $368,000 for the three months ended June 30, 2016. The decrease was primarily attributable to a decrease in the average balance of other interest-earning deposits of $152.0 million, or 70.4 percent, to $63.9 million for the three months ended June 30, 2017 from $215.9 million for the three months ended June 30, 2016, partly offset by an increase in the average yield on other interest-earning assets of 108 basis points, or 158.0 percent, to 1.76 percent for the three months ended June 30, 2017 from 0.68 percent for the three months ended June 30, 2016. The decrease in the average balance of other interest-earning assets related to a decrease in cash as funds were deployed for repayment of Federal Home Loan Bank (“FHLB”) borrowings, purchases of investment securities and to fund loan growth, while the increase in the average yield primarily resulted from increases in the Fed Funds rate.

Total interest expense decreased by $312,000, or 7.2 percent, to $4.0 million for the three months ended June 30, 2017 from $4.3 million for the three months ended June 30, 2016, primarily due to the decrease in borrowing expense. Despite an increase in the average balance of interest-bearing liabilities of $49.7 million, or 3.5 percent, to $1.472 billion for the three months ended June 30, 2017 from $1.422 billion for the three months ended June 30, 2016, the average cost of funds decreased 12 basis points, or 10.4 percent, to 1.09 percent for the three months ended June 30, 2017 from 1.21 percent for the three months ended June 30, 2016. The average balance of total deposit liabilities increased by $94.2 million, or 7.8 percent, to $1.306 billion for the three months ended June 30, 2017 from $1.212 billion for the three months ended June 30, 2016, and the average cost of deposits remained unchanged at 0.89 percent for both three-month periods. The average balance of high-cost borrowings decreased by $44.5 million, or 21.2 percent, to $165.5 million for the three months ended June 30, 2017 from $210.0 million for the three months ended June 30, 2016, and the average cost of borrowings decreased 47 basis points, or 15.4 percent, to 2.63 percent, for the three months ended June 30, 2017 from 3.10 percent for the three months ended June 30, 2016. The decrease in borrowings was the result of scheduled repayments of Federal Home Loan Bank advances.

Net interest margin was 3.45 percent for the three-month period ended June 30, 2017 and 3.19 percent for the three-month period ended June 30, 2016. The improvement in the net interest margin was the result of the repayment of higher cost FHLB borrowings in mid-2016, partly offset by competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans.

The provision for loan losses increased by $739,000, to $776,000 for the three months ended June 30, 2017 from $37,000 for the three months ended June 30, 2016. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2017, the Company experienced $338,000 in net charge-offs compared to $133,000 in net recoveries for the three months ended June 30, 2016. The Bank had non-performing loans totaling $15.5 million, or 0.97 percent, of gross loans at June 30, 2017 and $15.7 million, or 1.04 percent, of gross loans at December 31, 2016. The allowance for loan losses was $18.0 million, or 1.13 percent, of gross loans at June 30, 2017, $17.2 million, or 1.15 percent, of gross loans at December 31, 2016 and $18.3 million, or 1.27 percent, of gross loans at June 30, 2016. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2017 and December 31, 2016.

Total non-interest income increased by $516,000, or 34.3 percent, to $2.0 million for the three months ended June 30, 2017 from $1.5 million for the three months ended June 30, 2016. The increase was primarily attributable to income gained from sales on other real estate owned properties of $197,000 for the three months ended June 30, 2017 with no comparable figure for the three months ended June 30, 2016, an increase in fees and service charges of $102,000, or 13.9 percent, to $838,000 for the three months ended June 30, 2017 from $736,000 for the three months ended June 30, 2016, a loss on bulk sale of impaired loans held in the portfolio of $285,000 for the three months ended June 30, 2016 with no comparable figure for the three months ended June 30, 2017, as well as an increase in other non-interest income of $228,000, or 876.9 percent, to $254,000 for the three months ended June 30, 2017 from $26,000 for the three months ended June 30, 2016. The increase in total non-interest income was partly offset by a decrease in gains on sale of loans of $296,000, or 28.8 percent, to $733,000 for the three months ended June 30, 2017 from $1.0 million for the three months ended June 30, 2016. The increase in other non-interest income related to $237,000 of proceeds from a legal settlement in the second quarter of 2017.

Total non-interest expense decreased by $18,000, or 0.1 percent, to $12.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Salaries and employee benefits decreased by $282,000, or 4.6 percent, to $5.9 million for the three months ended June 30, 2017 from $6.2 million for the three months ended June 30, 2016, primarily related to a reduction in workforce over the last 12 months. Data processing expense decreased by $155,000, or 18.6 percent, to $678,000 for the three months ended June 30, 2017 from $833,000 for the three months ended June 30, 2016, primarily related to cost efficiencies achieved with the conversion to a new core system. Advertising expense decreased by $275,000, or 70.5 percent, to $115,000 for the three months ended June 30, 2017 from $390,000 for the three months ended June 30, 2016, partly related to advertising efforts with the opening of several de novo branches in 2016. Professional fee expense increased by $900,000, or 186.3% percent, to $1.4 million for the three months ended June 30, 2017 from $483,000 for the three months ended June 30, 2016, primarily related to counsel fees and litigation expenses awarded to the plaintiff’s class counsel of $1.0 million in the matter of Kube v. Pamrapo Bancorp, Inc. et al. Other non-interest expense consisted of occupancy and equipment, director fees, regulatory assessments, other real estate owned (net), and other fees/expenses.

The income tax provision increased by $563,000, or 51.9 percent, to $1.6 million for the three months ended June 30, 2017 from $1.1 million for the three months ended June 30, 2016. The increase in income tax provision was a result of higher taxable income during the three-month period ended June 30, 2017 as compared with the three months ended June 30, 2016. The consolidated effective tax rate for the three months ended June 30, 2017 was 39.6 percent compared to 40.7 percent for the three months ended June 30, 2016.

Results of Operations comparison for the Six Months Ended June 30, 2017 and 2016

Net income increased $1.8 million, or 50.1 percent, to $5.4 million for the six months ended June 30, 2017 compared with $3.6 million for the six months ended June 30, 2016. The increase in net income was primarily related to increases in net interest income and non-interest income, and a decrease in non-interest expense, partly offset by an increase in the provision for loan losses and a higher income tax provision for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Net interest income increased by $2.6 million, or 9.6 percent, to $29.7 million for the six months ended June 30, 2017 from $27.1 million for the six months ended June 30, 2016. The increase in net interest income was primarily related to an increase in the average balance of total interest-earning assets of $74.3 million, or 4.5 percent, to $1.724 billion for the six months ended June 30, 2017 as compared to $1.650 billion for the six months ended June 30, 2016 as well as an increase in the average yield in total interest-earning assets of 4 basis points, or 1.1 percent, to 4.35 percent for the six months ended June 30, 2017 from 4.31 percent for the six months ended June 30, 2016.

Interest income on loans receivable increased by $812,000, or 2.3 percent, to $35.6 million for the six months ended June 30, 2017 from $34.8 million for the six months ended June 30, 2016. The increase was primarily attributable to an increase in the average balance of loans receivable of $105.2 million, or 7.3 percent, to $1.550 billion for the six months ended June 30, 2017 from $1.445 billion for the six months ended June 30, 2016, partly offset by a decrease in the average yield on loans receivable of 22 basis points, or 4.6 percent, to 4.59 percent for the six months ended June 30, 2017 from 4.81 percent for the six months ended June 30, 2016. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included the hiring of additional loan production and business development personnel and the opening of seven additional branches over the last 18 months. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on investment securities increased by $1.3 million, to $1.4 million for the six months ended June 30, 2017 from $124,000 for the six months ended June 30, 2016. The increase in interest income on investment securities was primarily related to an increase in the average balance of investment securities of $79.5 million, or 378.8 percent, to $100.5 million for the six months ended June 30, 2017 from $21.0 million for the six months ended June 30, 2016 and an increase in the average yield of 38 basis points, or 13.1 percent, to 3.27 percent, for the six months ended June 30, 2017 from 2.89 percent for the six months ended June 30, 2016.

Interest income on other interest-earning assets decreased by $71,000, or 11.2 percent, to $561,000 for the six months ended June 30, 2017 from $632,000 for the six months ended June 30, 2016, primarily due to the decrease in borrowing expense. The decrease was primarily related to a decrease in the average balance of other interest-earning assets of $110.5 million, or 60.1 percent, to $73.3 million for the six months ended June 30, 2017 from $183.8 million for the six months ended June 30, 2016, partly offset by an increase in the average yield on other interest-earning assets of 43 basis points, or 104.3 percent, to 0.85 percent, for the six months ended June 30, 2017 from 0.42 percent for the six months ended June 30, 2016. The decrease in the average balance of other interest-earning assets related to a decrease in cash as funds were deployed for repayment of Federal Home Loan Bank (“FHLB”) borrowings, purchases of investment securities, and to fund loan growth, while the increase in the average yield resulted primarily from increases in the Fed Funds rate.

Total interest expense decreased by $595,000, or 7.0 percent, to $7.9 million for the six months ended June 30, 2017 from $8.5 million for the six months ended June 30, 2016, primarily due to the increase in borrowing expense. Despite an increase in the average balance of interest-bearing liabilities of $61.1 million, or 4.4 percent, to $1.460 billion for the six months ended June 30, 2017 from $1.399 billion for the six months ended June 30, 2016, the average cost of funds decreased 13 basis points, or 11.0 percent, to 1.08 percent for the six months ended June 30, 2017 from 1.21 percent for the six months ended June 30, 2016. The average balance of total deposit liabilities increased by $106.7 million, or 9.0 percent, to $1.296 billion for the six months ended June 30, 2017 from $1.190 billion for the six months ended June 30, 2016, and the average cost of deposits increased 1 basis point to 0.88 percent for the six months ended June 30, 2017 from 0.87 percent for the six months ended June 30, 2016. The average balance of high-cost borrowings decreased by $45.7 million, or 21.8 percent, to $163.7 million for the six months ended June 30, 2017 from $209.4 million for the six months ended June 30, 2016, and the average cost of borrowings decreased 50 basis points, or 16.0 percent, to 2.63 percent for the six months ended June 30, 2017 from 3.13 percent for the six months ended June 30, 2016. The decrease in borrowings was the result of scheduled repayments of Federal Home Loan Bank advances.

The net interest margin was 3.44 percent for the six-month period ended June 30, 2017 and 3.28 percent for the six month period ended June 30, 2016. The improvement in the net interest margin was partly the result of the repayment of higher cost FHLB borrowings in mid-2016, partly offset by competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

The provision for loan losses increased by $1.0 million, or 463.7 percent, to $1.3 million for the six months ended June 30, 2017 from $226,000 for the six months ended June 30, 2016. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2017, the Company experienced $519,000 in net charge-offs compared to $70,000 in net recoveries for the six months ended June 30, 2016. The Bank had non-performing loans totaling $15.5 million, or 0.97 percent, of gross loans at June 30, 2017 and $15.7 million, or 1.04 percent, of gross loans at December 31, 2016. The allowance for loan losses was $18.0 million, or 1.13 percent, of gross loans at June 30, 2017, $17.2 million, or 1.15 percent, of gross loans at December 31, 2016 and $18.3 million, or 1.27 percent, of gross loans at June 30, 2016.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The increase in the allowance for loan loss reflected growth in the loan portfolio. Management believes that the allowance for loan losses was adequate at June 30, 2017 and December 31, 2016.

Total non-interest income increased by $1.1 million, or 37.2 percent, to $4.3 million for the six months ended June 30, 2017 from $3.2 million for the six months ended June 30, 2016. Total non-interest income increased primarily as a result of increased gain on sale of other real estate owned properties which increased by $1.3 million for the six months ended June 30, 2017 with no comparable gain for the six months ended June 30, 2016, an increase in fees and service charges of $187,000, or 12.9 percent, to $1.6 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016, an increase in other non-interest income of

$237,000, or 526.7 percent, to $282,000 for the six months ended June 30, 2017 from $45,000 for the six months ended June 30, 2016 and a loss on the bulk sale of impaired loans held in the portfolio of $285,000 for the six months ended June 30, 2016 with no comparable sale for the six months ended June 30, 2017. The increase in total non-interest income was partly offset by a decrease in gain on sale of loans of $882,000, or 45.2 percent, to $1.1 million for the six months ended June 30, 2017 from $2.0 million for the six months ended June 30, 2016. The sales of loans and other real estate loans is generally based on market conditions. The increase in other non-interest income related to $237,000 of proceeds from a legal settlement in the second quarter of 2017.

Total non-interest expense decreased by $193,000, or 0.8 percent, to $23.7 million for the six months ended June 30, 2017 from $23.9 million for the six months ended June 30, 2016. Salaries and benefits expense decreased by $216,000, or 1.8 percent, to $12.0 million for the six months ended June 30, 2017 from $12.2 million for the six months ended June 30, 2016, primarily related to a reduction in workforce over the last 12 months. Data processing expense decreased by $564,000, or 29.8 percent, to $1.3 million for the six months ended June 30, 2017 from $1.9 million for the six months ended June 30, 2016, primarily related to cost efficiencies achieved with the conversion to a new core system. Advertising expense decreased by $495,000, or 65.7 percent, to $258,000 for the six months ended June 30, 2017 from $753,000 for the six months ended June 30, 2016, partly related to advertising efforts with the opening of several de novo branches in 2016. Professional fee expense increased by $836,000, or 91.9 percent, to $1.7 million for the six months ended June 30, 2017 from $910,000 for the six months ended June 30, 2016, primarily related to counsel fees and litigation expenses awarded to the plaintiff’s class counsel of $1.0 million in the matter of Kube v. Pamrapo Bancorp, Inc. et al. Other non-interest expense consisted of occupancy and equipment, director fees, regulatory assessments, other real estate owned (net), and other fees/expenses.

Income tax provision increased by $1.1 million, or 45.1 percent, to $3.6 million for the six months ended June 30, 2017 from $2.5 million for the six months ended June 30, 2016. The increase in income tax provision was a result of higher taxable income during the six months ended June 30, 2017 as compared with the six months ended June 30, 2016. The consolidated effective tax rate for the six months ended June 30, 2017 was 39.8 percent compared to 40.6 percent for the six months ended June 30, 2016.

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

At June 30, 2017 and December 31, 2016, the Company had $11.0 million and $20.0 million of overnight borrowings, respectively, outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $178.1 million at June 30, 2017 and  $179.1 million at December 31, 2016. The average rate of these FHLB borrowings was 2.19 percent at June 30, 2017, as compared with 2.45 percent at December 31, 2016.

The Company had the ability at June 30, 2017 to obtain additional funding from the FHLB of up to $65.5 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $364.7 million at June 30, 2017. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At June 30, 2017, and December 31, 2016, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action

As of June 30, 2017:
Bank
Total capital (to risk-weighted assets)	$155,915	10.88%	$114,635	8.00%	$143,293	10.00%
Tier 1 capital (to risk-weighted assets)	138,003	9.63	85,976	6.00	114,635	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	138,003	9.63	64,482	4.50	93,141	6.50
Tier 1 capital (to average assets)	138,003	7.65	72,141	4.00	90,177	5.00

As of December 31, 2016:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$154,923	11.34%	$109,330	8.00%	$136,663	10.00%
Tier 1 capital (to risk-weighted assets)	137,839	10.09	81,998	6.00	109,330	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	137,839	10.09	61,498	4.50	88,831	6.50
Tier 1 capital (to average assets)	137,839	8.10	68,074	4.00	85,092	5.00

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

The final rule became effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. For 2017, it is 1.25% of risk-weighted assets. The Bank and the Company currently comply with the minimum capital requirements set forth in the final rule.

At June 30, 2017  and December 31, 2016, the capital ratios of the Bank and the Company exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2017. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2017. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$150,957	$(59,622)	(28.31)%	8.91%	(248)	bps
+200bp	171,769	(38,809)	(18.43)	9.84	(155)	bps
+100bp	193,941	(16,637)	(7.90)	10.79	(60)	bps
PAR	210,579	-	-	11.39	-	bps
-100bp	230,860	20,281	9.63	12.11	72	bps

bp – basis points

The table above indicates that as of June 30, 2017, in the event of a 100 basis point increase in interest rates, we would experience a 7.90%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of June 30, 2017, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

Pursuant to the Stipulation, the plaintiff class's counsel reserved the right to seek an award of counsel fees and litigation expenses (“Fees Motion”). The maximum amount which may be awarded as a result of the Fees Motion is $1,000,000. The plaintiff class’s counsel made a Fee Motion to the court seeking a final award of counsel fees and litigation expenses of approximately $1,000,000. The full amount of the Order has been recorded to non-interest expense during the quarter ended June 30, 2017.

The Company and the other defendants in the Action ("Plaintiffs") brought an action ("Carrier Suit") against Progressive Insurance Company ("Progressive"), the Directors' and Officers' Liability insurance carrier for Pamrapo Bancorp, Inc., at the time of its merger with the Company on July 6, 2010, and Colonial American Insurance Company ("Colonial"), the Directors' and Officers' Liability insurance carrier for the Company at the time of the merger. The Carrier Suit seeks, among other claims, indemnification, payment of and/or contribution toward the above settlement, payment of and/or contribution toward the above awards of attorney's fees to the plaintiff class's counsel, and reimbursement of the attorney's fees and defense costs incurred by the Plaintiffs in defending the Action and pursuing the Carrier Suit.

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

A Mediation session ("Mediation") was held on March 11, 2015, among the parties. Following the Mediation, the Plaintiffs and Colonial agreed to settle the Plaintiffs’ claims against Colonial for $1,750,000. A Settlement Agreement and Release, dated June 30, 2015, was entered into by the Plaintiffs and Colonial. The Plaintiffs received the settlement amount of $1,750,000 from Colonial on July 9, 2015.

The Plaintiffs and Progressive did not settle their respective claims at the Mediation. The Carrier Suit continues with respect to these parties. Initial discovery has been exchanged between the parties.

By Order of the court, dated August 10, 2016, the parties were granted permission to serve and file motions for summary judgment by November 9, 2016. Prior to consideration of these motions, a Settlement Conference was held before the court on November 16, 2016. The Plaintiffs and Progressive did not settle their respective claims at that Settlement Conference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2012, the Company announced a seventh stock repurchase plan to repurchase 5% or 440,000 shares of the Company’s common stock. On July 17, 2013, the Company announced an eighth stock repurchase plan to repurchase 5% or 400,000 shares of the Company’s common stock. There were no stock purchases for the three months ended June 30, 2017.

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

BCB BANCORP, INC.

Date: August 7th, 2017	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7th, 2017	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)