Form 10-Q
period 2017-09-30
BCB BANCORP INC
filed 2017-11-08
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7th, 2017, BCB Bancorp, Inc., had 15,031,691 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In  Thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Cash and amounts due from depository institutions	$15,035	$12,121
Interest-earning deposits	82,583	52,917
Total cash and cash equivalents	97,618	65,038

Interest-earning time deposits	980	980
Securities available for sale	100,077	94,765
Loans held for sale	2,484	4,153
Loans receivable, net of allowance for loan losses
of $18,449 and $17,209 respectively	1,619,245	1,485,159
Federal Home Loan Bank of New York stock, at cost	8,096	9,306
Premises and equipment, net	19,259	19,382
Accrued interest receivable	5,808	5,573
Other real estate owned	1,410	3,525
Deferred income taxes	6,481	9,953
Other assets	10,282	10,374
Total Assets	$1,871,740	$1,708,208

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$169,222	$158,523
Interest bearing deposits	1,376,926	1,233,682
Total deposits	1,546,148	1,392,205
Short-term debt	-	20,000
Long-term debt	138,000	155,000
Subordinated debentures	4,124	4,124
Other liabilities and accrued interest payable	5,900	5,798
Total Liabilities	1,694,172	1,577,127

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,342 shares of series C 6% and series D 4.5% noncumulative perpetual preferred stock (liquidation value $10,000 per share) at September 30, 2017 and 1,560 shares
of series A, B, C 6% noncumulative preferred stock at December 31, 2016	-	-
Additional paid-in capital preferred stock	13,241	15,464
Common stock; no par value; 20,000,000 shares authorized, issued 17,562,454 and 13,797,088 at September 30, 2017 and December 31, 2016, respectively, outstanding 15,031,691 shares and
11,267,225 shares, respectively	-	-
Additional paid-in capital common stock	164,010	120,417
Retained earnings	31,613	28,159
Accumulated other comprehensive (loss)	(2,180)	(3,856)
Treasury stock, at cost, 2,530,763 and 2,529,863 shares, respectively, at September 30, 2017 and December 31, 2016	(29,116)	(29,103)
Total Stockholders' Equity	177,568	131,081

Total Liabilities and Stockholders' Equity	$1,871,740	$1,708,208

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, except for per share amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest income:
Loans, including fees	$18,399	$17,191	$53,967	$51,947
Mortgage-backed securities	581	167	1,712	291
Municipal bonds and other debt	113	-	377	-
FHLB stock and other interest earning assets	313	373	874	1,005
Total interest income	19,406	17,731	56,930	53,243

Interest expense:
Deposits:
Demand	700	585	2,050	1,417
Savings and club	100	99	299	281
Certificates of deposit	2,284	2,077	6,437	6,237
	3,084	2,761	8,786	7,935
Borrowed money	748	1,373	2,902	4,650
Total interest expense	3,832	4,134	11,688	12,585

Net interest income	15,574	13,597	45,242	40,658
Provision (credit) for loan losses	511	(301)	1,785	(75)

Net interest income after provision for loan losses	15,063	13,898	43,457	40,733

Non-interest income:
Fees and service charges	749	873	2,383	2,320
Gain on sales of loans	540	718	1,611	2,671
Loss on bulk sale of impaired loans held in portfolio	-	(88)	-	(373)
Gain on sales of other real estate owned	222	-	1,570	-
Gain on sale of investment securities	97	-	97	-
Other	25	27	307	72
Total non-interest income	1,633	1,530	5,968	4,690

Non-interest expense:
Salaries and employee benefits	5,925	6,747	17,893	18,931
Occupancy and equipment	2,038	2,192	6,185	6,107
Data processing and service fees	703	358	2,034	2,253
Professional fees	491	457	2,237	1,367
Director fees	198	183	576	519
Regulatory assessments	318	429	1,010	1,139
Advertising and promotional	117	482	375	1,235
Other real estate owned, net	9	36	64	146
Other	1,500	1,459	4,635	4,549
Total non-interest expense	11,299	12,343	35,009	36,246

Income before income tax provision	5,397	3,085	14,416	9,177
Income tax provision	2,180	1,171	5,773	3,647

Net Income	$3,217	$1,914	$8,643	$5,530
Preferred stock dividends	166	234	449	702
Net Income available to common stockholders	$3,051	$1,680	$8,194	$4,828

Net Income per common share-basic and diluted
Basic	$0.25	$0.15	$0.71	$0.43
Diluted	$0.25	$0.15	$0.70	$0.43

Weighted average number of common shares outstanding
Basic	12,142	11,246	11,572	11,230
Diluted	12,226	11,258	11,664	11,236

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Income	$3,217	$1,914	$8,643	$5,530
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period (a)	293	(297)	1,676	(144)
Benefit plans (b)	-	(24)	-	(39)
Other comprehensive income (loss)	293	(321)	1,676	(183)
Comprehensive income	$3,510	$1,593	$10,319	$5,347

(a)

Represents the net change of the unrealized gain on available-for-sale securities. Represents unrealized gains (losses) of $496,000,  ($502,000),  $2,833,000 and ($243,000), respectively, less deferred taxes of $203,000,  ($205,000),  $1,157,000 and ($99,000),  respectively.

(b)

Represents the net change of unrecognized loss included in net periodic pension cost. Represents a gross change of $0,  $40,000,  $0, and $65,000, respectively, less deferred taxes of $0,  $16,000,  $0, and $26,000, respectively. The Consolidated Statements of Income line items impacted by these amounts are salaries and employee benefits and income tax provision.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, except share and per share data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2017	$-	$-	$135,881	$28,159	$(29,103)	$(3,856)	$131,081

Issuance of Common Stock	-	-	42,759	-	-	-	42,759

Redemption of Series A and B Preferred Stock	-	-	(11,720)	-	-	-	(11,720)

Issuance of Series D Preferred Stock	-	-	9,497	-	-	-	9,497

Exercise of Stock Options (700 shares)	-	-	2	-	-	-	2

Stock-based compensation expense	-	-	126	-	-	-	126

Treasury Stock purchases	-	-	-	-	(13)	-	(13)

Dividends payable on Series C 6% and Series D 4.5% noncumulative perpetual preferred stock	-	-	-	(449)	-	-	(449)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(4,519)	-	-	(4,519)

Dividend Reinvestment Plan	-	-	221	(221)	-	-	-

Stock Purchase Plan	-	-	485	-	-	-	485

Net income	-	-	-	8,643	-	-	8,643

Other comprehensive income	-	-	-	-	-	1,676	1,676

Ending Balance at September 30, 2017	$-	$-	$177,251	$31,613	$(29,116)	$(2,180)	$177,568

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2016	$-	$879	$135,977	$27,382	$(29,096)	$(1,598)	$133,544

Redemption of Series A Preferred Stock	-	-	(1,710)	-	-	-	(1,710)

Stock-based compensation expense	-	-	84	-	-	-	84

Dividends payable on Series A, B and C 6% noncumulative perpetual preferred stock	-	-	-	(702)	-	-	(702)

Cash dividends on Common Stock ($0.14 per share) declared	-	-	-	(4,509)	-	-	(4,509)

Dividend Reinvestment Plan	-	3	204	(204)	-	-	3

Stock Purchase Plan	-	-	242	-	-	-	242

Net income	-	-	-	5,530	-	-	5,530

Other comprehensive income	-	-	-	-	-	(183)	(183)

Ending Balance at September 30, 2016	$-	$882	$134,797	$27,497	$(29,096)	$(1,781)	$132,299

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities :
Net Income	$8,643	$5,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,927	1,790
Amortization and accretion, net	(1,013)	(1,440)
Provision (credit) for loan losses	1,785	(75)
Deferred income tax	2,314	1,460
Loans originated for sale	(19,371)	(26,568)
Proceeds from sales of loans originated for sale	22,651	29,748
Gain on sales of loans originated for sale	(1,611)	(2,671)
Gain on sales of securities available for sale	(97)	-
Fair value adjustment of OREO	-	392
Loss on bulk sale of impaired loans held in portfolio	-	373
Stock compensation expense	126	84
(Increase) decrease in interest receivable	(235)	366
Decrease (increase) in other assets	92	(2,353)
(Decrease) in accrued interest payable	(209)	(298)
Increase in other liabilities	311	552
Net Cash Provided by Operating Activities	15,313	6,890
Cash flows from investing activities:
Proceeds from calls on securities available for sale	22,423	1,764
Purchases of securities available for sale	(46,298)	(45,332)
Proceeds from sales of other real estate owned	4,813	952
Proceeds from bulk sale of impaired loans held	-	1,180
Proceeds from sales of securities available for sale	21,165	-
Gains on sales of other real estate owned	(1,570)	-
Purchase of interest-bearing time deposits	-	258
Net increase in loans receivable	(135,657)	(13,837)
Additions to premises and equipment	(1,804)	(3,303)
Redemption of Federal Home Loan Bank of New York stock	1,210	1,720
Net Cash Used In Investing Activities	(135,718)	(56,598)
Cash flows from financing ofctivities:
Net increase in deposits	153,943	106,456
Proceeds from long-term debt	38,000	10,000
Repayments of long-term debt	(55,000)	(55,000)
Net change in short-term debt	(20,000)	-
Purchases/adjustments of treasury stock	(13)	-
Cash dividend paid on common stock	(4,519)	(4,509)
Cash dividend paid on preferred stock	(449)	(702)
Net proceeds from issuance of common stock	43,244	245
Net proceeds from issuance of preferred stock	9,497	-
Net payment on redemption of preferred stock	(11,720)	(1,710)
Exercise of stock options	2	-
Net Cash Provided by Financing Activities	152,985	54,780

Net Increase In Cash and Cash Equivalents	32,580	5,072
Cash and Cash Equivalents-Beginning	65,038	132,635

Cash and Cash Equivalents-Ending	$97,618	$137,707

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$4,285	$5,317
Interest	$11,898	$12,883

Non-cash items:
Transfer of loans to other real estate owned	$1,128	$2,747

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited consolidated financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2017, and the date these consolidated financial statements were issued. See Note 9 related to subsequent events.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year.  The new guidance will be effective for public companies for periods beginning after December 15, 2017 with private companies provided a one-year deferral until periods beginning after December 15, 2018. The scope of ASC 606 excludes net interest income or other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives, which would then exclude the majority of the Company's revenues. However, the recognition and measurement of certain non-interest income items such as gain on sale of other real estate owned and deposit-related fees, could be affected by ASC 606.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for years beginning after December 15, 2018 for public companies and for years beginning after December 15, 2019 for private companies. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has begun evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations. The effect of this change cannot be ascertained at this point, and will depend upon factors including asset components, asset quality and market conditions at the adoption date.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments in this update requires that an entity account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for all entities on a prospective basis for annual periods beginning after December 15, 2017. Due to prospective application, the new guidance is not expected to have an impact on the Company’s Consolidated Financial Statements upon adoption.

ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 was issued to enhance the accounting for the amortization of premiums for purchased callable debt securities. This amendment requires that the amortization premium be shortened to the earliest call date. For public business entities, ASU 2017-08 is effective for fiscal years after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoptions of ASU 2017-08 on its consolidated financial statements.

Note 2 – Reclassification

Certain amounts as of December 31, 2016 and the three and nine month periods ended September 30, 2016, respectively have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Periodic pension and SERP cost, which is recorded as part of salaries and employee benefits expense in our Consolidated Statements of Income, is comprised of the following. (In Thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Pension plan:
Interest cost	$75	$82	$225	$246
Expected return on plan assets	(113)	(131)	(339)	(393)
Amortization of unrecognized loss	29	36	87	108

Net periodic pension benefit	(9)	(13)	(27)	(39)

SERP plan:
Interest cost	$4	$3	$12	$9

Net periodic postretirement cost	$4	$3	$12	$9

Note 3 – Pension and Other Postretirement Plans (Continued)

The Company, under the plan approved by its stockholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options. On September 13, 2017, a grant of 350,000 options was declared for members of the Board of Directors and Executive Officers which vest at a rate of 10% per year and 20% per year, respectively, commencing on the first anniversary of the grant date. On September 16, 2016, a grant of 160,000 options was declared for members of the Board of Directors and the Chief Executive Officer, which vest at a rate of 10% per year and 33% per year, respectively, commencing on the first anniversary of the grant date. On December 2, 2015, a grant of 120,000 options and on March 7, 2014, a grant of 110,000 options was declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date.

	Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2016	575,000	$8.93-13.32	$10.78

Options granted	350,000	12.40	12.40
Options exercised	(700)	10.55	-
Options forfeited	(35,000)	8.93-13.32	-
Options expired	-

Outstanding at September 30, 2017	889,300	$8.93-13.32	$11.42

As of September 30, 2017, stock options which were granted and were exercisable totaled 139,367 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 749,933 shares of unvested options outstanding as of September 30,  2017 was $1,783,000 over a weighted average period of 6.60 years.

	Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2015	417,000	$8.93-15.65	$10.75

Options granted	160,000	10.92	10.92
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	(2,000)	15.11	15.11

Outstanding at September 30, 2016	575,000	$8.93-13.32	$10.28

As of September 30, 2016, stock options which were granted and were exercisable totaled 78,200 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to 496,800 shares of unvested options outstanding as of September 30, 2016 was $1,238,000 over a weighted average period of 7.33 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2017 and 2016, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended September  30, 2017 and 2016 the weighted average number of outstanding options considered to be anti-dilutive were 0 and 24,823 respectively. For the nine months ended September 30, 2017 and 2016 the weighted average number of outstanding options considered to be anti-dilutive were 0 and 32,619 respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$3,051			$1,680

Basic earnings per share-
Income available to
Common stockholders	$3,051	12,142	$0.25	$1,680	11,246	$0.15

Effect of dilutive securities:
Stock options	-	84		-	12

Diluted earnings per share-
Income available to
Common stockholders	$3,051	12,226	$0.25	$1,680	11,258	$0.15

	For the Nine Months Ended September 30,
	2017			2016
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$8,194			$4,828

Basic earnings per share-
Income available to
Common stockholders	$8,194	11,572	$0.71	$4,828	11,230	$0.43

Effect of dilutive securities:
Stock options	-	92		-	6

Diluted earnings per share-
Income available to
Common stockholders	$8,194	11,664	$0.70	$4,828	11,236	$0.43

Note 5 – Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30,  2017 and December 31, 2016:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$3,295	$23	$62	$3,256
Due after five years through ten years	674	-	6	668
Due after ten years	87,027	76	1,835	85,268

Municipal obligations:
Due within one year	2,512	-	3	2,509

Preferred Stock:
Due after 10 years	8,119	286	29	8,376
	$101,627	$385	$1,935	$100,077

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after five years through ten years	$6,230	$23	$86	$6,167
Due after ten years	80,594	65	4,354	76,305

Municipal obligations:
Due within one year	6,968	-	7	6,961

Preferred Stock:
Due after 10 years	5,356	-	24	5,332
	$99,148	$88	$4,471	$94,765

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2017
Residential mortgage-backed securities	$77,797	$1,787	$3,219	$116	$81,016	$1,903
Municipal obligations	2,509	3	-	-	2,509	3
Preferred stock	2,499	29	-	-	2,499	29
	$82,805	$1,819	$3,219	$116	$86,024	$1,935

December 31, 2016
Residential mortgage-backed securities	$74,672	$4,313	$3,379	$127	$78,051	$4,440
Municipal obligations	6,961	7	-	-	6,961	7
Preferred stock	1,983	24	-	-	1,983	24
	$83,616	$4,344	$3,379	$127	$86,995	$4,471

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company  intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At September 30, 2017 and December 31, 2016, the unrealized losses on the municipal obligations and preferred stock were very minimal and all less than 12 months in duration. At September 30, 2017 and December 31, 2016, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at September 30, 2017 and December 31, 2016 to be temporary.

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of September 30, 2017 and December 31, 2016 by segment and class:

	September 30, 2017	December 31, 2016
	(In Thousands)
Originated loans:
Residential one-to-four family	$178,533	$142,081
Commercial and multi-family	1,182,098	1,056,806
Construction	60,699	70,867
Commercial business(1)	63,705	63,444
Home equity(2)	38,297	32,417
Consumer	1,239	1,269

Sub-total	1,524,571	1,366,884

Acquired loans recorded at fair value:
Residential one-to-four family	50,602	56,310
Commercial and multi-family	49,546	60,422
Construction	-	-
Commercial business(1)	3,355	4,460
Home equity(2)	9,216	13,877
Consumer	156	225

Sub-total	112,875	135,294

Acquired loans with deteriorated credit:
Residential one-to-four family	1,419	1,443
Commercial and multi-family	737	753
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-
Sub-total	2,156	2,196

Total Loans	1,639,602	1,504,374

Less:
Deferred loan fees, net	(1,908)	(2,006)
Allowance for loan losses	(18,449)	(17,209)

	(20,357)	(19,215)

Total Loans, net	$1,619,245	$1,485,159

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2017. The table also details the amount of total loans receivable, loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of September 30, 2017. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,092	$11,182	$753	$3,229	$347	$5	$99	$17,707
Acquired loans recorded at fair value:	203	-	-	-	-	-	-	203
Acquired loans with deteriorated credit:	41	13	-	-	-	-	-	54
Beginning Balance, June 30, 2017	2,336	11,195	753	3,229	347	5	99	17,964

Charge-offs:
Originated Loans:	-	-	-	1	-	5	-	6
Acquired loans recorded at fair value:	-	-	-	-	20	-	-	20
Acquired loans with deteriorated credit:	-		-	-	-	-	-	-
Sub-total:	-	-	-	1	20	5	-	26

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans recorded at fair value:	-	-	-	-	-	-	-	-
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	-	-	-	-	-	-	-

Provisions:
Originated Loans:	234	304	(135)	46	(20)	7	7	443
Acquired loans recorded at fair value:	47	3	-	-	20	-	-	70
Acquired loans with deteriorated credit:	(1)	(1)	-	-	-	-	-	(2)
Sub-total:	280	306	(135)	46	-	7	7	511

Totals:
Originated Loans:	2,326	11,486	618	3,274	327	7	106	18,144
Acquired loans recorded at fair value:	250	3	-	-	-	-	-	253
Acquired loans with deteriorated credit:	40	12	-	-	-	-	-	52
Ending Balance, September 30, 2017	$2,616	$11,501	$618	$3,274	$327	$7	$106	$18,449

Loans Receivable:

Ending Balance Originated Loans:	$178,533	$1,182,098	$60,699	$63,705	$38,297	$1,239	$-	$1,524,571
Ending Balance Acquired loans recorded at fair value:	50,602	49,546	-	3,355	9,216	156	-	112,875
Ending Balance Acquired loans with deteriorated credit:	1,419	737	-	-	-	-	-	2,156
Total Gross Loans:	$230,554	$1,232,381	$60,699	$67,060	$47,513	$1,395	$-	$1,639,602

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$8,257	$12,469	$-	$3,539	$1,055	$-	$-	$25,320
Ending Balance Acquired loans recorded at fair value:	7,647	5,662	-	-	429	-	-	13,738
Ending Balance Acquired loans with deteriorated credit:	1,419	515	-	-	-	-	-	1,934
Ending Balance Loans individually evaluated
for impairment:	$17,323	$18,646	$-	$3,539	$1,484	$-	$-	$40,992

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$170,276	$1,169,629	$60,699	$60,166	$37,242	$1,239	$-	$1,499,251
Ending Balance Acquired loans recorded at fair value:	42,955	43,884	-	3,355	8,787	156	-	99,137
Ending Balance Acquired loans with deteriorated credit:	-	222	-	-	-	-	-	222
Ending Balance Loans collectively evaluated
for impairment:	$213,231	$1,213,735	$60,699	$63,521	$46,029	$1,395	$-	$1,598,610
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table set forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2017, and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands):

	Residential		Commercial & Multi-family	Construction	Commercial Business (1)			Home Equity (2)	Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$2,098		$10,621	$736		$3,079		$374		$2		$69		$16,979
Acquired loans recorded at fair value:	170		-	-		-		4		-		-		174
Acquired loans with deteriorated credit:	43		13	-		-		-		-		-		56
Beginning Balance, December 31, 2016	2,311		10,634	736		3,079		378		2		69		17,209

Charge-offs:
Originated Loans:	-	-	190	-	-	1	-	-	-	11	-	-	-	202
Acquired loans recorded at fair value:	308	-	-	-	-	-	-	54	-	-	-	-	-	362
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	308		190	-		1		54		11		-		564

Recoveries:
Originated Loans:	-		-	-		-		-		-		-		-
Acquired loans recorded at fair value:	-		-	-		-		-		-		-		-
Acquired loans with deteriorated credit:	-		-	-		19		-		-		-		19
Sub-total:	-		-	-		19		-		-		-		19

Provisions:
Originated Loans:	228		1,055	(118)		196		(47)		16		37		1,367
Acquired loans recorded at fair value:	388		3	-		-		50		-		-		441
Acquired loans with deteriorated credit:	(3)		(1)	-		(19)		-		-		-		(23)
Sub-total:	613		1,057	(118)		177		3		16		37		1,785

Totals:
Originated Loans:	2,326		11,486	618		3,274		327		7		106		18,144
Acquired loans recorded at fair value:	250		3	-		-		-		-		-		253
Acquired loans with deteriorated credit:	40		12	-		-		-		-		-		52
Ending Balance, September 30, 2017	$2,616		$11,501	$618		$3,274		$327		$7		$106		$18,449

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2016. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of September 30, 2016 (In Thousands):

	Residential		Commercial & Multi-family	Construction	Business (1)	Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$1,995		$11,730	$764	$1,759		$375		$1,029		$216		$17,868
Acquired loans recorded at fair value:	357		-	-	-		56		-		-		413
Acquired loans with deteriorated credit:	43		14	-	-		-		-		-		57
Beginning Balance, June 30, 2016	2,395		11,744	764	1,759		431		1,029		216		18,338

Charge-offs:
Originated Loans:	-	-	293	-	-	-	-	-	-	-	-	-	293
Acquired loans recorded at fair value:	154	-	-	-	-		-	-	-	-	-	-	154
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	154		293	-	-		-		-		-		447

Recoveries:
Originated Loans:	-		-	-	-		-		-		-		-
Acquired loans recorded at fair value:	-		-	-	-		-		-		-		-
Acquired loans with deteriorated credit:	-		-	-	-		-		-		-		-
Sub-total:	-		-	-	-		-		-		-		-

Provisions:
Originated Loans:	48		(414)	(61)	1,069		27		(1,026)		(94)		(451)
Acquired loans recorded at fair value:	148		-	-	-		3		-				151
Acquired loans with deteriorated credit:	-		(1)	-	-		-		-		-		(1)
Sub-total:	196		(415)	(61)	1,069		30		(1,026)		(94)		(301)

Totals:
Originated Loans:	2,043		11,023	703	2,828		402		3		122		17,124
Acquired loans recorded at fair value:	351		-	-	-		59		-		-		410
Acquired loans with deteriorated credit:	43		13	-	-		-		-		-		56
Ending Balance, September 30, 2016	$2,437		$11,036	$703	$2,828		$461		$3		$122		$17,590

Loans Receivable:

Ending Balance Originated Loans:	$138,681		$1,010,989	$67,747	$55,176		$31,788		$817		$-		$1,305,198
Ending Balance Acquired loans recorded at fair value:	59,594		63,471	-	4,157		16,003		229		-		143,454
Ending Balance Acquired loans with deteriorated credit:	1,451		760	-	-		-		-		-		2,211
Total Gross Loans:	$199,726		$1,075,220	$67,747	$59,333		$47,791		$1,046		$-		$1,450,863

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	$10,645		$14,302	$-	$4,347		$1,251		$-		$-		$30,545
Ending Balance Acquired loans recorded at fair value:	8,524		6,178	-	-		1,324		-		-		16,026
Ending Balance Acquired loans with deteriorated credit:	1,451		525	-	-		-		-		-		1,976
Ending Balance Loans individually evaluated
for impairment:	$20,620		$21,005	$-	$4,347		$2,575		$-		$-		$48,547

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	$128,036		$996,687	$67,747	$50,829		$30,537		$817		$-		$1,274,653
Ending Balance Acquired loans recorded at fair value:	51,070		57,293	-	4,157		14,679		229		-		127,428

Ending Balance Acquired loans with deteriorated credit:	-	235	-	-	-	-	-	235
Ending Balance Loans collectively evaluated
for impairment:	$179,106	$1,054,215	$67,747	$54,986	$45,216	$1,046	$-	$1,402,316
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loans losses for the nine months ended September 30, 2016, and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$2,107	$11,643	$722	$1,749	$369	$879	$168		$17,637
Acquired loans recorded at fair value:	270	17	-	-	50	-	-		337
Acquired loans with deteriorated credit:	47	14	-	4	3	-	-		68
Beginning Balance, December 31, 2015	2,424	11,674	722	1,753	422	879	168		18,042

Charge-offs:
Originated Loans:	-	293	-	-	-	-	-	-	293
Acquired loans recorded at fair value:	221	-	-	3	3	-	-	-	227
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-
Sub-total:	221	293	-	3	3	-	-		520

Recoveries:
Originated Loans:	-	-	-	-	-	-	-		-
Acquired loans recorded at fair value:	-	-	-	-	14	-	-		14
Acquired loans with deteriorated credit:	-	-	-	129	-	-	-		129
Sub-total:	-	-	-	129	14	-	-		143

Provisions:
Originated Loans:	(64)	(327)	(19)	1,079	33	(876)	(46)		(220)
Acquired loans recorded at fair value:	302	(17)	-	3	(2)	-	-		286
Acquired loans with deteriorated credit:	(4)	(1)	-	(133)	(3)	-	-		(141)
Sub-total:	234	(345)	(19)	949	28	(876)	(46)		(75)

Totals:
Originated Loans:	2,043	11,023	703	2,828	402	3	122		17,124
Acquired loans recorded at fair value:	351	-	-	-	59	-	-		410
Acquired loans with deteriorated credit:	43	13	-	-	-	-	-		56
Ending Balance, September 30, 2016	$2,437	$11,036	$703	$2,828	$461	$3	$122		$17,590

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of September 30, 2017 and December 31, 2016. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2017 and December 31, 2016, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of September 30, 2017	As of December 31, 2016
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$3,698	$3,693
Commercial and multi-family	6,994	5,437
Construction	-	-
Commercial business(1)	2,080	726
Home equity(2)	205	416
Consumer	-	6

Sub-total:	$12,977	$10,278

Acquired loans recorded at fair value:
Residential one-to-four family	$126	$3,429
Commercial and multi-family	590	1,182
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	3,265	763
Consumer	-	-

Sub-total:	$3,981	$5,374

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	$-	$-

Total	$16,958	$15,652

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and nine months ended September 30, 2017 and 2016 (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2017	2016	2016	2017	2017	2016	2016

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$2,761	$10	$4,931	$24	$3,121	$30	$4,431	$72
Commercial and Multi-family	12,269	68	11,411	88	12,397	205	10,928	265
Construction	-	-	-	-	-	-	995	-
Commercial business(1)	664	-	1,800	37	528	-	1,897	112
Home equity(2)	879	10	924	7	875	29	995	22
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$16,573	$88	$19,066	$156	$16,921	$264	$19,246	$471

Acquired loans recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$4,360	$35	$4,771	$35	$4,970	$105	$5,119	$104
Commercial and Multi-family	4,036	56	5,197	58	4,070	168	4,882	174
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	462	-	571	2	533	10	595	6
Consumer	-	4	-	-	-	-	-	-

Sub-total	$8,858	$95	$10,539	$95	$9,573	$283	$10,596	$284

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,422	$22	$1,455	$-	$1,426	$65	$1,458	$-
Commercial and Multi-family	517	7	527	7	518	20	528	21
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	-	-	-	22	-	-	25	67
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$1,939	$29	$1,982	$29	$1,944	$85	$2,011	$88

Total Impaired Loans
With no related allowance recorded:	$27,370	$212	$31,587	$280	$28,438	$632	$31,853	$843

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and nine months ended September 30, 2017 and 2016. (In Thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2017	2016	2016	2017	2017	2016	2016

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$5,887	$46	$5,570	$64	$6,075	$137	$5,587	$191
Commercial and Multi-family	357	-	2,997	24	561	-	3,554	72
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	3,196	20	2,273	26	3,411	61	2,186	78
Home equity(2)	196	2	265	4	242	5	257	12
Consumer	-	-	632	-	-	-	842	-

Sub-total:	$9,636	$68	$11,737	$118	$10,289	$203	$12,426	$353

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,350	$21	$3,867	$22	$2,842	$64	$3,782	$66
Commercial and Multi-family	1,712	16	1,033	11	1,714	47	1,175	34
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-	-
Home equity(2)	96	2	730	5	99	5	725	13
Consumer	-	-	-	-	-	-	-	-

Sub-total	$5,158	$39	$5,630	$38	$4,655	$116	$5,682	$113

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	54	-
Home equity(2)	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$-	$-	$54	$-

Total Impaired Loans
with an allowance recorded:	$14,794	$107	$17,367	$156	$14,944	$319	$18,162	$466

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

September 30, 2017 and December 31, 2016. (In Thousands):

	As of September 30, 2017			As of December 31, 2016
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$2,082	$2,242	$-	$5,158	$5,341	$-
Commercial and multi-family	12,462	13,148	-	10,498	10,722	-
Construction	-	-	-	6	6	-
Commercial business(1)	159	727	-	1,022	1,966	-
Home equity(2)	897	942	-	1,022	1,101	-
Consumer	-	-	-	-	-	-

Sub-total:	$15,600	$17,059	$-	$17,706	$19,136	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$4,300	$4,432	$-	$5,577	$6,149	$-
Commercial and Multi-family	3,956	3,956	-	5,575	5,710	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	343	394	-	545	650	-
Consumer	-	-	-	-	-	-

Sub-total:	$8,599	$8,782	$-	$11,697	$12,509	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,419	$2,041	$-	$1,443	$2,069	$-
Commercial and Multi-family	515	541	-	523	552	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$1,934	$2,582	$-	$1,966	$2,621	$-

Total Impaired Loans
with no related allowance recorded:	$26,133	$28,423	$-	$31,369	$34,266	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at September 30, 2017 and December 31, 2016. (In Thousands):

	As of September 30, 2017			As of December 31, 2016
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$6,175	$6,276	$508	$5,493	$5,493	$496
Commercial and Multi-family	7	7	7	1,827	1,866	380
Construction	-	-	-	-	-	-
Commercial business(1)	3,380	4,202	2,617	3,066	4,006	2,359
Home equity(2)	158	158	26	340	340	32
Consumer	-	-	-	-	-	-

Sub-total:	$9,720	$10,643	$3,158	$10,726	$11,705	$3,267

Acquired loans recorded at fair
value with an allowance
recorded:
					-
Residential one-to-four family	$3,347	$3,588	$288	$2,023	$2,080	$202
Commercial and Multi-family	1,706	1,759	194	781	781	37
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	86	86	7	520	571	24
Consumer	-	-	-	-	-	-

Sub-total	$5,139	$5,433	$489	$3,324	$3,432	$263

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$-	$-	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$14,859	$16,076	$3,647	$14,050	$15,137	$3,530

Total Impaired Loans
with no related allowance recorded:	$26,133	$28,423	$-	$31,369	$34,266	$-

Total Impaired Loans:	$40,992	$44,499	$3,647	$45,419	$49,403	$3,530

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured (“TDR”) loans at September 30, 2017, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
September 30, 2017	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	4	$1,113	3	$2,239	7	$3,352
Commercial and multi-family	8	4,865	8	5,493	16	10,358
Construction	-	-	-	-	-	-
Commercial business(1)	1	416	2	1,412	3	1,828
Home equity(2)	5	794	1	44	6	838
Consumer	-	-	-	-	-	-

Sub-total:	18	$7,188	14	$9,188	32	$16,376

Acquired loans recorded at fair value:
Residential one-to-four family	19	$4,203	7	$2,079	26	$6,282
Commercial and Multi-family	13	4,725	1	590	14	5,315
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	2	263	-	-	2	263
Consumer	-	-	-	-	-	-

Sub-total:	34	$9,191	8	$2,669	42	$11,860

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,041	-	$-	5	$2,041
Commercial and Multi-family	1	541	-	-	1	541
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	6	$2,582	-	$-	6	$2,582

Total	58	$18,961	22	$11,857	80	$30,818

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

A (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

The following table summarizes information with regards to troubled debt restructurings which occurred during the three months ended September  30, 2017. (Dollars in Thousands):

Three Months Ended September 30, 2017		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	-	$-	$-
Commercial and multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Acquired loans recorded at fair value:
Residential one-to-four family	1	$212	$243
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$212	$243

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	1	$212	$243

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended September 30, 2017. (Dollars in thousands)

Three Months Ended September 30, 2017
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	1	$299
Commercial and multi-family	2	772
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	3	$1,071

Acquired loans recorded at fair value:
Residential one-to-four family	1	$103
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$103

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	0	$0

Total	4	$1,174

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information with regards to troubled debt restructurings which occurred during the nine months ended September  30, 2017 (dollars in thousands):

Nine Months Ended September 30, 2017		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	$2	$1,445	$1,556
Commercial and multi-family	3	4,441	4,608
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$5	$5,886	$6,164

Acquired loans recorded at fair value:
Residential one-to-four family	$5	$1,052	$1,266
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$5	$1,052	$1,266

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$-	$-	$-

Total	$10	$6,938	$7,430

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regard to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the nine months ended September 30, 2017. (Dollars in Thousands)

Nine Months Ended September 30, 2017
	Number of Contracts	Recorded Investment

Originated loans:
	1	$299
Commercial and multi-family	2	772
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	3	$1,071

Acquired loans recorded at fair value:
Residential one-to-four family	1	$103
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	1	$103

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	4	$1,174

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information with regards to troubled debt restructurings which occurred during the three months ended September 30, 2016. (Dollars in thousands):

Three Months Ended September 30, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	-	$-	$-
Commercial and multi-family	2	537	640
Construction	-	-	-
Commercial business(1)	1	-	1,137
Home equity(2)	1	155	162
Consumer	-	-	-

Sub-total:	4	$692	$1939

Acquired loans recorded at fair value:
Residential one-to-four family	1	$278	$320
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	1	$278	$320

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	5	$970	$2,259

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended September 30, 2016 (dollars in thousands):

Three Months Ended September 30, 2016
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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information with regards to troubled debt restructurings which occurred during the nine months ended September 30, 2016. (Dollars in thousands):

Nine Months Ended September 30, 2016		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	$1	$71	$71
Commercial and multi-family	2	536	640
Construction	-	-	-
Commercial business(1)	1	-	1,137
Home equity(2)	1	155	162
Consumer	-	-	-

Sub-total:	$5	$762	$2010

Acquired loans recorded at fair value:
Residential one-to-four family	$1	$278	$320
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	1	223	223
Consumer	-	-	-

Sub-total:	$2	$501	$543

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	$-	$-	$-

Total	$7	$1,263	$2,553

There were no troubled debt restructurings for which there was a payment default within twelve months of restructuring during the nine months ended September 30, 2016.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued

The following table sets forth the delinquency status of total loans receivable as of September  30, 2017. (In Thousands):

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,212	$1,425	$2,272	$4,909	$173,624	$178,533	$-
Commercial and multi-family	16,542	830	127	17,499	1,164,599	1,182,098	-
Construction	-	-	-	-	60,699	60,699	-
Commercial business(1)	625	-	1,658	2,283	61,422	63,705	-
Home equity(2)	325	-	44	369	37,928	38,297	-
Consumer	-	-	-	-	1,239	1,239	-

Sub-total:	$18,704	$2,255	$4,101	$25,060	$1,499,511	$1,524,571	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$391	$-	$1,790	$2,181	$48,421	50,602	$233
Commercial and multi-family	2,204	-	1,291	3,495	46,051	49,546	701
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	3,355	3,355	-
Home equity(2)	233	89	133	455	8,761	9,216	-
Consumer	-	-	-	-	156	156	-

Sub-total:	$2,828	$89	$3,214	$6,131	$106,744	$112,875	$934

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,419	1,419	$-
Commercial and multi-family	-	-	-	-	737	737	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$2,156	$2,156	$-

Total	$21,532	$2,344	$7,315	$31,191	$1,608,411	$1,639,602	$934

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of September  30, 2017. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$170,010	$4,825	$3,698	$-	$-	$178,533
Commercial and multi-family	1,167,586	3,332	11,109	-	71	1,182,098
Construction	60,232	467	-	-	-	60,699
Commercial business(1)	58,440	1,728	3,495	-	42	63,705
Home equity(2)	36,998	910	389	-	-	38,297
Consumer	1,232	7	-	-	-	1,239

Sub-total:	$1,494,498	$11,269	$18,691	$-	$113	$1,524,571

Acquired loans recorded at fair value:
Residential one-to-four family	$46,246	$611	$3,745	$-	$-	50,602
Commercial and multi-family	45,626	669	3,251	-	-	49,546
Construction	-	-	-	-	-	-
Commercial business(1)	3,355	-	-	-	-	3,355
Home equity(2)	9,050	-	159	-	7	9,216
Consumer	156	-	-	-	-	156

Sub-total:	$104,433	$1,280	$7,155	$-	$7	$112,875

Residential one-to-four family	$150	$572	$697	$-	$-	1,419
Commercial and multi-family	222	515	-	-	-	737
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$372	$1,087	$697	$-	$-	$2,156

Total Gross Loans	$1,599,303	$13,636	$26,543	$-	$120	$1,639,602

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	September 30,	December 31,
	2017	2016

Unpaid principal balance	$117,345	$140,049
Recorded investment	115,031	137,045

The following table presents changes in the accretable discount on loans acquired for the three and nine months ended September 30, 2017 and 2016. (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Balance, Beginning of Period	$32,720	$46,332	$39,119	$53,612
Accretion	(2,512)	(3,926)	(9,071)	(11,528)
Net Reclassification from Non-Accretable Difference	84	80	244	402
Balance, End of Period	$30,292	$42,486	$30,292	$42,486

The following table presents changes in the non-accretable yield on loans acquired for the three and nine months ended September 30, 2017 and 2016. (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Balance, Beginning of Period	$2,398	$2,719	$2,558	$3,041
Loans Sold	-	-	-	-
Net Reclassification to Accretable Difference	(84)	(80)	(244)	(402)
Balance, End of Period	$2,314	$2,639	$2,314	$2,639

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2017:
Securities available for sale - Residential mortgage-backed securities, Municipal obligations and Preferred Stock	$100,077	$-	$100,077	$-

As of December 31, 2016:
Securities available for sale — Residential mortgage-backed securities, Municipal obligations and Preferred Stock	$94,765	$-	$94,765	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2017 and 2016.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2017
Impaired Loans	$11,212	$-	$-	$11,212
Other real estate owned	$1,410	$-	$-	$1,410

As of December 31, 2016:
Impaired Loans	$10,519	$-	$-	$10,519
Other real estate owned	$3,525	$-	$-	$3,525

Note 7 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2017 and December 31, 2016 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
September 30, 2017:
Impaired Loans	$11,212	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$1,410	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2016:
Impaired Loans	$10,519	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

Other real estate owned	$3,525	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
			Liquidation expenses (3)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2017 and December 31, 2016.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of September 30, 2017 and December 31, 2016.

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

Note 7 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2017 and December 31, 2016 consisted of the loan balances of $14.86 million and $14.05 million, net of a valuation allowance of $3.65 million and $3.53 million, respectively.

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

Note 7 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$97,618	$97,618	$97,618	$-	$-
Interest-earning time deposits	980	980	980	-	-
Securities available for sale	100,077	100,077	-	100,077	-
Loans held for sale	2,484	2,505	-	2,505	-
Loans receivable, net	1,619,245	1,629,647	-	-	1,629,647
FHLB of New York stock, at cost	8,096	8,096	-	8,096	-
Accrued interest receivable	5,808	5,808	-	5,808	-

Financial liabilities:
Deposits	1,546,148	1,549,372	897,870	651,502	-
Borrowings	138,000	137,357	-	137,357	-
Subordinated debentures	4,124	4,105	-	4,105	-
Accrued interest payable	616	616	-	616	-

	As of December 31, 2016

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$65,038	$65,038	$65,038	$-	$-
Interest-earning time deposits	980	980	980	-	-
Securities available for sale	94,765	94,765	-	94,765	-
Loans held for sale	4,153	4,273	-	4,273	-
Loans receivable, net	1,485,159	1,515,088	-	-	1,515,088
FHLB of New York stock, at cost	9,306	9,306	-	9,306	-
Accrued interest receivable	5,573	5,573	-	5,573	-

Financial liabilities:
Deposits	1,392,205	1,384,578	834,665	549,913	-
Borrowings	175,000	176,109	-	176,109	-
Subordinated debentures	4,124	4,150	-	4,150	-
Accrued interest payable	825	825	-	825	-

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

The Agreement contains certain termination rights for both the Company and IAB and further provides that a termination fee of $800,000 will be payable by IAB to the Company upon termination of the Agreement under certain specified circumstances. Subject to regulatory and shareholder approval, the Company anticipates the Merger to close in the fourth quarter of 2017 or the first quarter of 2018.

Note 9 – Common Stock Offering

On September 12, 2017, the Company issued and sold in a public offering an aggregate 3,265,306 shares of our common stock at a public offering price of $12.25 per share. The Shares were registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-219617) which became effective on August 10, 2017. On September 19, 2017 the Company’s underwriters exercised, in part, their over-allotment option and purchased an additional 449,796 shares of common stock. The net proceeds totaled approximately $42.8 million, after deducting underwriting discounts and commissions and other offering expenses of $2.8 million payable by us.

Keefe, Bruyette & Woods, A Stifel Company, and D.A. Davidson & Co. served as joint book-running managers for the offering. Oppenheimer & Co. acted as co-manager for the offering. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

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
• Any potential delay in completing the merger;
• our ability to successfully integrate acquired businesses;
• changes in consumer spending;
• our ability to retain key employees;
• the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, regulatory risk;
• expanded regulatory requirements as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which could adversely 42 affect operating results; and

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2017 we had approximately $1.872 billion in consolidated assets, $1.546 billion in deposits and $177.6 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2017 the Bank operated through twenty-two branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Monroe Township, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as two branches in Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

For descriptions of the merger recently entered into by the Company and the stock offering recently completed by the Company, see Notes  8 and 9 to the Company’s unaudited financial statements.

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

Financial Condition

Total assets increased by $163.5 million, or 9.6 percent, to $1.872 billion at September 30, 2017 from $1.708 billion at December 31, 2016. The increase in total assets occurred primarily as a result of an increase in loans receivable of $134.1 million, an increase in cash and cash equivalents of $32.6 million, and an increase in securities available for sale of $5.3 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase securities in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit.

Loans receivable increased by $134.1 million, or 9.0 percent, to $1.619 billion at September 30, 2017 from $1.485 billion at December 31, 2016, and is consistent with the Company’s growth strategy for 2017. The increase resulted primarily from increases of $114.4 million in commercial real estate and multi-family loans, $30.7 million in residential one-to-four family loans, and $1.2 million in home equity loans, partly offset by decreases in construction loans of $10.2 million, commercial business loans of $844,000, and consumer loans of $99,000. As of September 30, 2017, the allowance for loan losses was $18.4 million or 108.8 percent, of non-performing loans and 1.12 percent of gross loans.

Total cash and cash equivalents increased by $32.6 million, or 50.1 percent, to $97.6 million at September 30, 2017 from $65.0 million at December 31, 2016 primarily due to the Company’s capital raise in the third quarter and the Company’s strategy to increase our deposit base including the success of our 17-month promotional CD product in the first quarter of 2017.

Securities available for sale increased by $5.3 million, or 5.6 percent, to $100.1 million at September 30, 2017 from $94.8 million at December 31, 2016, as the Company deployed excess cash to improve returns on interest-earning assets and liquidity.

Deposit liabilities increased by $153.9 million, or 11.1 percent, to $1.546 billion at September 30, 2017 from $1.392 billion at December 31, 2016. The increase resulted primarily from increases of $102.9 million in certificates of deposit, $19.9 million in NOW deposit accounts, $10.7 million in non-interest bearing deposit accounts, $17.1 million in money market checking accounts and $1.2 million in savings and club accounts. In addition to organic deposit growth resulting from the opening of seven additional branches in 2016, the Company has also added listing service certificates of deposit and brokered certificates of deposit to fund loan growth, which totaled $35.9 million and $42.1 million, respectively, at September 30, 2017.

Long-term debt decreased by $17.0 million, or 11.0 percent, to $138.0 million at September 30, 2017 from $155.0 million at December 31, 2016, the net result of scheduled maturities of FHLB advances and the issuance of new FHLB advances. The purpose of these borrowings reflected the use of long-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in investment securities. Short-term debt borrowings of $20.0 million at December 31, 2016 were repaid in 2017. The weighted average interest rate of borrowings was 1.71 percent at September 30, 2017.

Stockholders’ equity increased by $46.5 million, or 35.5 percent, to $177.6 million at September 30, 2017 from $131.1 million at December 31, 2016. The increase in stockholders’ equity was primarily attributable to proceeds received from the issuance of $42.8 million of common stock, proceeds received from the issuance of $9.5 million of series D 4.5 percent non-cumulative perpetual preferred stock, as well as an increase in retained earnings of $3.5 million for the nine months ended September 30, 2017, partly offset by the redemption of $11.7 million of series A and B 6 percent noncumulative perpetual preferred stock that occurred in the first quarter of 2017. The Company accrued a dividend payable for the third quarter on our outstanding preferred stock of $166,000 which will be paid in the fourth quarter.

Net Interest Income Analysis

Net interest income represents the difference between income earned on our interest-earning assets and the expense incurred on our interest-bearing liabilities, and is analyzed and monitored by the Company on a regular basis. The following tables set forth average balance sheets, yields, and costs. The yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$1,610,388	$18,399	4.57%	$1,443,121	$17,191	4.76%
Investment Securities	95,834	694	2.90%	27,454	167	2.42%
Interest-earning deposits	72,668	313	1.72%	216,926	373	0.69%
Total Interest-earning assets	1,778,890	19,406	4.36%	1,687,501	17,731	4.20%
Non-interest-earning assets	49,868			45,451
Total assets	$1,828,758			$1,732,952
Interest-bearing liabilities:
Interest-bearing demand accounts	$303,737	$402	0.53%	$301,709	$427	0.57%
Money market accounts	138,088	298	0.86%	91,579	158	0.69%
Savings accounts	264,841	100	0.15%	257,069	99	0.15%
Certificates of Deposit	625,951	2,284	1.46%	593,145	2,077	1.40%
Total interest-bearing deposits	1,332,617	3,084	0.93%	1,243,502	2,761	0.89%
Borrowed funds	151,706	748	1.97%	184,504	1,373	2.98%
Total interest-bearing liabilities	1,484,323	3,832	1.03%	1,428,006	4,134	1.16%
Non-interest-bearing liabilities	204,156			173,400
Total liabilities	1,688,479			1,601,406
Stockholders' equity	140,279			131,546
Total liabilities and stockholders' equity	$1,828,758			$1,732,952
Net interest income		$15,574			$13,597
Net interest rate spread(1)			3.33%			3.04%
Net interest margin(2)			3.50%			3.22%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$1,570,033	$53,967	4.58%	$1,443,500	$51,947	4.80%
Investment Securities	92,791	2,089	3.00%	15,797	291	2.46%
Interest-earning deposits	79,171	874	1.47%	202,629	1,005	0.66%
Total Interest-earning assets	1,741,995	56,930	4.36%	1,661,926	53,243	4.27%
Non-interest-earning assets	55,605			44,893
Total assets	$1,797,601			$1,706,819
Interest-bearing liabilities:
Interest-bearing demand accounts	$302,615	$1,235	0.54%	$274,974	$1,108	0.54%
Money market accounts	132,342	815	0.82%	68,127	309	0.60%
Savings accounts	264,963	299	0.15%	254,488	281	0.15%
Certificates of Deposit	608,608	6,437	1.41%	610,073	6,237	1.36%
Total interest-bearing deposits	1,308,528	8,786	0.90%	1,207,662	7,935	0.88%
Borrowed funds	159,676	2,902	2.42%	201,040	4,650	3.08%
Total interest-bearing liabilities	1,468,204	11,688	1.06%	1,408,702	12,585	1.19%
Non-interest-bearing liabilities	196,404			165,817
Total liabilities	1,664,608			1,574,519
Stockholders' equity	132,993			132,300
Total liabilities and stockholders' equity	$1,797,601			$1,706,819
Net interest income		$45,242			$40,658
Net interest rate spread(1)			3.30%			3.08%
Net interest margin(2)			3.46%			3.26%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Results of Operations comparison for the Three Months Ended September 30, 2017 and 2016

Net income increased $1.3 million, or 68.1 percent, to $3.2 million for the three months ended September 30, 2017, compared with $1.9 million for the three months ended September 30, 2016. The increase in net income was primarily related to an increase in total interest income, a decrease in total interest expense, an increase in total non-interest income, and a decrease in total non-interest expense, partly offset by a higher provision for loan losses and a higher income tax provision for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Net interest income increased by $2.0 million, or 14.5 percent, to $15.6 million for the three months ended September 30, 2017 from $13.6 million for the three months ended September 30, 2016. The increase in net interest income resulted primarily from an increase in the average balance on total interest earning assets of $91.4 million, or 5.4 percent, to $1.779 billion for the three months ended September 30, 2017 from $1.687 billion for the three months ended September 30, 2016, as well as an increase in the average yield on total interest earning assets of 16 basis points, or 3.8 percent, to 4.36 percent for the three months ended September 30, 2017 from 4.20 percent for the three months ended September 30, 2016.

Interest income on loans receivable increased by $1.2 million or 7.0 percent, to $18.4 million for the three months ended September 30, 2017 from $17.2 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase in the average balance of loans receivable of $167.3 million, or 11.6 percent, to $1.610 billion for the three months ended September 30, 2017 from $1.443 billion for the three months ended September 30, 2016, partly offset by a decrease in the average yield on loans receivable of 19 basis points, or 4.09 percent, to 4.57 percent for the three months ended September 30, 2017 from 4.76 percent for the three months ended September 30, 2016. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the hiring of seasoned loan and business development officers. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on equity and debt securities increased by $527,000 to $694,000 for the three months ended September 30, 2017 from $167,000 for the three months ended September 30, 2016. The increase was primarily attributable to an increase in the average balance of investment securities of $68.4 million, or 249.1 percent, to $95.8 million for the three months ended September 30, 2017 from $27.4 million for the three months ended September 30, 2016, and an increase in the average yield on investment securities of 48 basis points, or 19.8 percent, to 2.90 percent, for the three months ended September 30, 2017 from 2.42 percent for the three months ended September 30, 2016. The increase in the average balance and average yield of equity and debt securities resulted from deploying excess cash to improve returns on interest earning assets and liquidity.

Interest income on other interest-earning assets decreased by $60,000, or 16.1 percent, to $313,000 for the three months ended September 30, 2017 from $373,000 for the three months ended September 30, 2016. The decrease was primarily attributable to a decrease in the average balance of other interest-earning assets of $144.3 million, or 66.5 percent, to $72.7 million for the three months ended September 30, 2017 from $217.0 million for the three months ended September 30, 2016 partly offset by as an increase in the average yield of other interest-earning deposits of 103 basis points, or 149.8 percent, to 1.72 percent for the three months ended September 30, 2017 from 0.69 percent for the three months ended September, 30, 2016. The decrease in the average balance of other interest-earning assets related to a decrease in cash as funds were deployed for repayment of Federal Home Loan Bank (“FHLB”) borrowings, purchases of investment securities and to fund loan growth, while the increase in the average yield primarily resulted from increases in the Fed Funds rate.

Total interest expense decreased by $302,000, or 7.3 percent, to $3.8 million for the three months ended September 30, 2017 from $4.1 million for the three months ended September 30, 2016. Despite an increase in the average balance of interest-bearing liabilities of $56.3 million, or 3.9 percent, to $1.484 billion for the three months ended September 30, 2017 from $1.428 billion for the three months ended September 30, 2016, the average cost of funds decreased 13 basis points, or 10.8 percent, to 1.03 percent for the three months ended September 30, 2017 from 1.16 percent for the three months ended September 30, 2016. Interest expense decreased due to a decrease in the average balance of average cost of borrowings. The average balance of total deposit liabilities increased by $89.1 million, or 7.2 percent, to $1.333 billion for the three months ended September 30, 2017 from $1.244 billion for the three months ended September 30, 2016, and the average cost of deposits increased by 4 basis points, or 4.2 percent, to 0.93 percent for the three months ended September 30, 2017 from 0.89 percent for the three months ended September 30, 2016. The average balance of borrowings decreased by $32.8 million, or 17.8 percent, to $151.7 million for the three months ended September 30, 2017 from $184.5 million for the three months ended September 30, 2016, and the average cost of borrowings decreased 101 basis points, or 33.7 percent, to 1.97 percent, for the three months ended September 30, 2017 from 2.98 percent for the three months ended September 30, 2016. The net decrease in borrowings was primarily the result of scheduled repayments of high-cost Federal Home Loan Bank advances.

Net interest margin was 3.50 percent for the three-month period ended September 30, 2017 and 3.22 percent for the three-month period ended September 30, 2016. The improvement in the net interest margin was primarily the result of the repayment of higher cost FHLB borrowings in 2017, partly offset by competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and a slight increase in the average cost of deposit liabilities.

The provision for loan losses increased by $812,000 to $511,000 for the three months ended September 30, 2017 from ($301,000) for the three months ended September 30, 2016. The negative provision for loan losses in the prior period reflects the excess specific provisions previously accrued on certain loans that were settled in that period. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2017, the Company experienced $26,000 in net charge-offs compared to $447,000 in net charge-offs for the three months ended September 30, 2016. The Bank had non-performing loans totaling $17.0 million, or 1.03 percent, of gross loans at September 30, 2017 and $15.7 million, or 1.04 percent, of gross loans at December 31, 2016. The allowance for loan losses was $18.4 million, or 1.12 percent, of gross loans at September 30, 2017, $17.2 million, or 1.14 percent, of gross loans at December 31, 2016 and $17.6 million, or 1.21 percent, of gross loans at September 30, 2016. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2017 and December 31, 2016.

Total non-interest income increased by $103,000, or 6.7 percent, to $1.6 million for the three months ended September 30, 2017 from $1.5 million for the three months ended September 30, 2016. The increase was primarily attributable to gains on sales on other real estate owned properties of $222,000 for the three months ended September 30, 2017 with no comparable sales for the three months ended September 30, 2016, a gain on sales of investment securities of $97,000 for the three months ended September 30, 2017 with no comparable sales for the three months ended September 30, 2016, a loss on a  bulk sale of impaired loans held in the portfolio of $88,000 for the three months ended September 30, 2016 with no comparable sale for the three months ended September 30, 2017. The increase in total non-interest income was partly offset by a decrease in gains on sales of loans of $178,000, or 24.8 percent, to $540,000, for the three months ended September 30, 2017 from $718,000 for the three months ended September 30, 2016, as well as a decrease in fees and service charges of $124,000, or 14.2 percent, to $749,000 for the three months ended September 30, 2017, from $873,000 for the three months ended September 30, 2016.

Total non-interest expense decreased by $1.0 million, or 8.5 percent, to $11.3 million for the three months ended September 30, 2017 from $12.3 million for the three months ended September 30, 2016. Salaries and employee benefits decreased by $822,000, or 12.2 percent, to $5.9 million for the three months ended September 30, 2017 from $6.7 million for the three months ended September 30, 2016, primarily related to a reduction in workforce over the last 12 months. Advertising expense decreased by $365,000, or 75.7 percent, to $117,000 for the three months ended September 30, 2017 from $482,000 for the three months ended September 30, 2016, aa result of advertising efforts with the opening of several de novo branches in 2016. Occupancy and equipment expense decreased by $154,000, or 7.0 percent, to $2.0 million for the three months ended September 30, 2017 from $ 2.2 million for the three months ended September 30, 2016, also related to costs associated with opening de novo branches in 2016. Regulatory assessment expense decreased by $111,000, or 25.9 percent, to $318,000 for the three months ended September 30, 2017 from $429,000 for the three months ended September 30, 2016, primarily related to lower FDIC rates. The decrease in total non-interest expense was partly offset by an increase in data processing expense of $345,000, or 96.4 percent, to $703,000 for the three months ended September 30, 2017 from $358,000 for the three months ended September 30, 2016, mainly attributable to credit adjustments related to the new core processing system implemented in the prior year period. Other non-interest expense consisted of occupancy and equipment, director fees, regulatory assessments, other real estate owned (net), and other fees/expenses.

The income tax provision increased by $1.0 million or 86.2 percent, to $2.2 million for the three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016. The increase in income tax provision was a result of higher taxable income during the three-month period ended September 30, 2017 as compared with the three months ended September 30, 2016. The consolidated effective tax rate for the three months ended September 30, 2017 was 40.0 percent compared to 39.7 percent for the three months ended September 30, 2016.

Results of Operations comparison for the Nine Months Ended September 30, 2017 and 2016

Net income increased $3.1 million, or 56.3 percent, to $8.6 million for the nine months ended September 30, 2017 compared with $5.5 million for the nine months ended September 30, 2016. The increase in net income was primarily related to increases in total interest income, a decrease in total interest expense, an increase in total non-interest income, and a decrease in non-interest expense, partly offset by an increase in the provision for loan losses and a higher income tax provision for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Net interest income increased by $4.6 million, or 11.3 percent, to $45.2 million for the nine months ended September 30, 2017 from $40.6 million for the nine months ended September 30, 2016. The increase in net interest income was primarily related to an increase in the average balance of total interest-earning assets of $80.0 million, or 4.8 percent, to $1.742 billion for the nine months ended September 30, 2017 as compared to $1.662 billion for the nine months ended September 30, 2016 as well as an increase in the average yield in total interest-earning assets of 9 basis points, or 2.0 percent, to 4.36 percent for the nine months ended September 30, 2017 from 4.27 percent for the nine months ended September 30, 2016.

Interest income on loans receivable increased by $2.0 million, or 3.9 percent, to $54.0 million for the nine months ended September 30, 2017 from $52.0 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in the average balance of loans receivable of $126.5 million, or 8.8 percent, to $1.570 billion for the nine months ended September 30, 2017 from $1.443 billion for the nine months ended September 30, 2016, partly offset by a decrease in the average yield on loans receivable of 22 basis points, or 4.5 percent, to 4.58 percent for the nine months ended September 30, 2017 from 4.80 percent for the nine months ended September 30, 2016. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included the hiring of additional loan production and business development personnel and the opening of seven additional branches in 2016. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities, as well as the repricing downward of certain variable rate loans.

Interest income on equity and debt securities increased by $1.8 million to $2.1 million for the nine months ended September 30, 2017 from $291,000 for the nine months ended September 30, 2016. This increase was primarily related to an increase in the average balance of investment securities of $77.0 million, or 487.4 percent, to $92.8 million for the nine months ended September 30, 2017 from $15.8 million for the nine months ended September 30, 2016, and an increase in the average yield of 54 basis points, or 22.2 percent, to 3.0 percent, for the nine months ended September 30, 2017 from 2.46 percent for the nine months ended September 30, 2016. The increase in the average balance and average yield of equity and debt securities resulted from deploying excess cash to improve returns on interest earning assets and liquidity.

Interest income on other interest-earning assets decreased by $131,000, or 13.0 percent, to $874,000 for the nine months ended September 30, 2017 from $1.0 million for the nine months ended September 30, 2016. The decrease was primarily related to a decrease in the average balance on other interest-earning assets of $123.4 million, or 60.9 percent, to $79.2 million for the nine months ended September 30, 2017 from $202.6 million for the nine months ended September 30, 2016, partly offset by an increase in the average yield of other interest-earning assets of 81 basis points, or 122.6 percent, to 1.47 percent for the nine months ended September 30, 2017 from 0.66 percent for the nine months ended September 30, 2016. The decrease in the average balance of other interest-earning assets related to a decrease in cash as funds were deployed for repayment of (“FHLB”) borrowings, purchases of investment securities, and to fund loan growth, while the increase in the average yield resulted primarily from increases in the Fed Funds rate.

Total interest expense decreased by $897,000, or 7.1 percent, to $11.7 million for the nine months ended September 30, 2017 from $12.6 million for the nine months ended September 30, 2016. Despite an increase in the average balance of interest-bearing liabilities of $59.5 million, or 4.2 percent, to $1.468 billion for the nine months ended September 30, 2017 from $1.409 billion for the nine months ended September 30, 2016, the average cost of funds decreased 13 basis points, or 10.9 percent, to 1.06 percent for the nine months ended September 30, 2017 from 1.19 percent for the nine months ended September 30, 2016. Interest expense decreased due to a decrease in the average balance and average cost of borrowings. The average balance of total deposit liabilities increased by $100.9 million, or 8.4 percent, to $1.309 billion for the nine months ended September 30, 2017 from $1.208 billion for the nine months ended September 30, 2016, and the average cost of deposits increased two basis points to 0.90 percent for the nine months ended September 30, 2017 from 0.88 percent for the nine months ended September 30, 2016. The average balance of borrowings decreased by $41.4 million, or 20.6 percent, to $159.7 million for the nine months ended September 30, 2017 from $201.1 million for the nine months ended September 30, 2016, and the average cost of borrowings decreased 66 basis points, or 21.4 percent, to 2.42 percent for the nine months ended September 30, 2017 from 3.08 percent for the nine months ended September 30, 2016. The decrease in borrowings was primarily the result of scheduled repayments of high-cost Federal Home Loan Bank advances.

The net interest margin was 3.46 percent for the nine-month period ended September 30, 2017 and 3.26 percent for the nine-month period ended September 30, 2016. The improvement in the net interest margin was primarily the result of the repayment of higher cost FHLB borrowings in 2017, partly offset by competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and a slight increase in the average cost of deposit liabilities.

The provision for loan losses increased by $1.9 million, to $1.8 million for the nine months ended September 30, 2017 from ($75,000) for the nine months ended September 30, 2016. The negative provision for loan losses in the prior period reflects the excess specific provisions previously accrued on certain loans that were settled in that period. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2017, the Company experienced $546,000 in net charge-offs compared to $377,000 in net recoveries for the nine months ended September 30, 2016. The Bank had non-performing loans totaling $17.0 million, or 1.03 percent, of gross loans at September 30, 2017 and $15.7 million, or 1.04 percent, of gross loans at December 31, 2016. The allowance for loan losses was $18.4 million, or 1.12 percent, of gross loans at September 30, 2017, $17.2 million, or 1.14 percent, of gross loans at December 31, 2016 and $17.6 million, or 1.21 percent, of gross loans at September 30, 2016.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The increase in the allowance for loan loss reflected growth in the loan portfolio. Management believes that the allowance for loan losses was adequate at September 30, 2017 and December 31, 2016.

Total non-interest income increased by $1.3 million, or 27.2 percent, to $6.0 million for the nine months ended September 30, 2017 from $4.7 million for the nine months ended September 30, 2016. Total non-interest income increased primarily as a result of gains on sales of other real estate owned properties of $1.6 million for the nine months ended September 30, 2017 with no comparable gain for the nine months ended September 30, 2016, a loss on a  bulk sale of impaired loans held in the portfolio of $373,000 for the nine months ended September 30, 2016 with no comparable sale for the nine months ended September 30, 2017, an increase in other non-interest income of $235,000, or 326.4 percent, to $307,000 for the nine months ended September 30, 2017 from $72,000 for the nine months ended September 30, 2016, a gain on sale of investment securities of $97,000 for the nine months ended September 30, 2017 with no comparable sale for the nine months ended September 30, 2016, partly offset by a decrease in gains on sales of loans of $1.1 million, or 39.7 percent, to $1.6 million for the nine months ended September 30, 2017 from $2.7 million for the nine months ended September 30, 2016. The sales of loans and other real estate owned properties is generally based on market conditions. The increase in other non-interest income related to $237,000 of proceeds from a legal settlement in the second quarter of 2017.

Total non-interest expense decreased by $1.2 million, or 3.4 percent, to $35.0 million for the nine months ended September 30, 2017 from $36.2 million for the nine months ended September 30, 2016. Salaries and benefits decreased by $1.0 million, or 5.5 percent, to $17.9 million for the nine months ended September 30, 2017 from $18.9 million for the nine months ended September 30, 2016, primarily related to a reduction in workforce over the last 12 months. Advertising expense decreased by $860,000, or 69.6 percent, to $375,000 for the nine months ended September 30, 2017 from $1.2 million for the nine months ended September 30, 2016, as a result of advertising efforts with the opening of several de novo branches throughout 2016. Data processing expense decreased by $219,000, or 9.7 percent, to $2.0 million for the nine months ended September 30, 2017 from $2.2 million for the nine months ended September 30, 2016, primarily related to cost efficiencies achieved with the conversion to a new core system. Regulatory assessment expense decreased by $129,000, or 11.3 percent, to $1.0 million for the nine months ended September 30, 2017 from $1.1 million for the nine months ended September 30, 2016, primarily related to lower FDIC rates. Professional fee expense increased by $870,000, or 63.6 percent, to $2.2 million for the nine months ended September 30, 2017 from $1.3 million for the nine months ended  September 30, 2016, primarily related to counsel fees and litigation expenses awarded to the plaintiff’s class counsel of $1.0 million in the matter of Kube v. Pamrapo Bancorp, Inc. et al. Other non-interest expense consisted of occupancy and equipment, director fees, regulatory assessments, other real estate owned (net), and other fees/expenses.

Income tax provision increased by $2.1 million, or 58.3 percent, to $5.8 million for the nine months ended September 30, 2017 from $3.7 million for the nine months ended September 30, 2016. The increase in income tax provision was a result of higher taxable income during the nine months ended September 30, 2017 as compared with the nine months ended September 30, 2016. The consolidated effective tax rate for the nine months ended September 30, 2017 was 40.0 percent compared to 39.7 percent for the nine months ended September 30, 2016.

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

At September 30, 2017, the Company had no overnight borrowings outstanding with the FHLB, as compared to $20.0 million at December 31, 2016. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $142.1 million at September 30, 2017 and  $179.1 million at December 31, 2016. The average rate of FHLB borrowings was 1.71 percent at September 30, 2017, as compared with 2.45 percent at December 31, 2016.

The Company had the ability at September 30, 2017 to obtain additional funding from the FHLB of up to $87.0 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $390.9 million at September 30, 2017. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At September 30, 2017, and December 31, 2016, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action

As of September 30, 2017:
Bank
Total capital (to risk-weighted assets)	$200,797	13.67%	$117,475	8.00%	$146,844	10.00%
Tier 1 capital (to risk-weighted assets)	182,440	12.42	88,106	6.00	117,475	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	182,440	12.42	66,080	4.50	95,449	6.50
Tier 1 capital (to average assets)	182,440	9.97	73,163	4.00	91,454	5.00

As of December 31, 2016:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$154,923	11.34%	$109,330	8.00%	$136,663	10.00%
Tier 1 capital (to risk-weighted assets)	137,839	10.09	81,998	6.00	109,330	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	137,839	10.09	61,498	4.50	88,831	6.50
Tier 1 capital (to average assets)	137,839	8.10	68,074	4.00	85,092	5.00

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

The final rule became effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. For 2017, it is 1.25% of risk-weighted assets. The Bank and the Company currently comply with the minimum capital and capital conservation buffer requirements set forth in the final rule.

At September 30, 2017  and December 31, 2016, the capital ratios of the Bank and the Company exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2017. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2017. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$185,845	$(67,272)	(26.58)%	10.68%	(262)	bps
+200bp	207,280	(45,837)	(18.11)	11.57	(174)	bps
+100bp	230,529	(22,588)	(8.92)	12.49	(81)	bps
PAR	253,117	-	-	13.30	-	bps
-100bp	268,765	15,648	6.18	13.74	44	bps

bp – basis points

The table above indicates that as of September 30, 2017, in the event of a 100 basis point increase in interest rates, we would experience a 8.92%  decrease in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of September 30, 2017, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

Pursuant to the Stipulation, the plaintiff class's counsel reserved the right to seek an award of counsel fees and litigation expenses (“Fees Motion”). The maximum amount which may be awarded as a result of the Fees Motion is $1,000,000.00. The plaintiff class’s counsel made a Fee Motion to the court seeking a final award of counsel fees and litigation expenses of approximately $1,000,000.00. The Company and the remaining defendants vigorously opposed that motion. By Order, dated July 5, 2017, the court awarded counsel fees and litigation expenses to the plaintiff’s class counsel in the amount of $1,000,000.00. The Company satisfied the Order by July 31, 2017.

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

The Plaintiffs have filed a motion for partial summary judgment. Progressive has filed a motion for summary judgment. These motions were returnable before the court on December 5, 2016.

By Order, dated September 18, 2017, the court granted the Plaintiffs’ motion for partial summary judgment, and denied Progressive’ motion for summary judgment.

A Status Conference was held before the court on October 26, 2017. As a result thereof, a Settlement Conference has been scheduled for December 1, 2017, before the court.

Discovery has been stayed until the conclusion of the Settlement Conference.

The Plaintiffs are vigorously pursuing full recovery.

ITEM 1.A. RISK FACTORS

There have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The stock repurchase plans have terminated, as no shares remain under any of the former plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 11.0	Computation of Earnings Per Share.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation LinkBase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition LinkBase
Exhibit 101.LAB	XBRL Taxonomy Extension Label LinkBase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation LinkBase

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: November 8th, 2017	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8th, 2017	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)