Form 10-K
period 2017-12-31
BCB BANCORP INC
filed 2018-03-06
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017.

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

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth  company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging Growth company ☐

(Do not check if a smaller reporting company)

If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2017, as reported by the Nasdaq Global Market, was approximately $143.6 million.

As of March 1, 2018, there were 15,055,280 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant (Part III).

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

BCB Bancorp, Inc.

BCB Bancorp, Inc. (individually referred to herein as the “Parent Company” and together with its subsidiary, collectively referred to herein as the “Company”) is a New Jersey corporation established in 2003, and is the holding company parent of BCB Community Bank (the “Bank;”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (800) 680-6872 and our website is www.bcbcommunitybank.com. At December 31, 2017 we had approximately $1.943 billion in consolidated assets, $1.569 billion in deposits and $176.4 million in consolidated stockholders’ equity. The parent company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2017, the Bank operated through 22 branches in Bayonne, Carteret, Colonia, Edison, Hoboken, Fairfield, Holmdel, Jersey City, Lodi, Lyndhurst, Monroe Township, Rutherford, South Orange, Union, and Woodbridge, New Jersey, and two branches in Staten Island, New York and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation, (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank System.

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

Recent Events

On September 12, 2017, the Company issued and sold in a public offering an aggregate 3,265,306 shares of our common stock at a public offering price of $12.25 per share. The Shares were registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-219617) which became effective on August 10, 2017. On September 19, 2017 the Company’s underwriters exercised, in part, their over-allotment option and purchased an additional 449,796 shares of our common stock. The net proceeds totaled approximately $42.8 million, after deducting underwriting discounts and commissions and other offering expenses of $2.8 million payable by us.

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

On January 17, 2018, the Company declared a cash dividend of $0.14 per share and was paid to stockholders on February 20, 2018, with a record date of February 5, 2018.

On January 22, 2018, BCB Community Bank opened its newest branch in Maplewood, New Jersey.

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

Focusing on profitability. The Company intends to continue its growth through opening new branches and acquisitions. While this will serve to expand our geographic footprint, it should also provide additional sources of liquidity and as new branches mature, increase profitability. Management continues to be committed to managing and controlling our non-interest expenses to improve our efficiency ratio, and to remain as a well-capitalized institution.

Strengthening our balance sheet.  For the year ended December 31, 2017, our return on average equity was 7.02% and our return on average assets was 0.55%. Our earnings per diluted share was $0.75 for the year ended December 31, 2017 compared to $0.63 for the year ended December 31, 2016. Management remains committed to strengthening the Bank’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer. As a result of our efforts, total past due loans (greater than 90 days) have decreased from $14.8 million at December 31, 2012 to $5.02 million at December 31, 2017, while gross loans increased from $936.2 million at December 31, 2012 to $1.7 billion at December 31, 2017.

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

Our Market Area

We are located in Bayonne, Jersey City and Hoboken in Hudson County, Carteret, Colonia, Edison, Monroe Township and Woodbridge in Middlesex County, Lodi, Lyndhurst, and Rutherford in Bergen County and Fairfield, Maplewood, and South Orange in Essex County, Holmdel in Monmouth County, and Union in Union County, New Jersey. The Bank also operates two branches in Staten Island, New York. The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area. These areas are all considered “bedroom” or “commuter” communities to Manhattan. Our market area is well-served by a network of arterial roadways, including Route 440 and the New Jersey Turnpike.

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

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$182,544	10.98%	$142,081	9.44%	$117,165	8.13%	$124,642	10.16%	$97,581	9.41%
Commercial and multi-family	1,213,390	72.97	1,056,806	70.26	982,828	68.23	732,791	59.74	549,918	53.03
Construction	50,497	3.04	70,867	4.71	64,008	4.44	73,497	5.99	37,307	3.60
Commercial business(1)	66,775	4.02	63,444	4.22	70,340	4.88	54,244	4.42	52,659	5.08
Home equity(2)	38,725	2.33	32,417	2.15	31,237	2.17	30,175	2.46	28,660	2.76
Consumer	1,183	0.07	1,269	0.08	2,365	0.16	2,178	0.18	553	0.05
Sub-total	1,553,114	93.41	1,366,884	90.86	1,267,943	88.01	1,017,527	82.95	766,678	73.93

Acquired loans recorded at fair value:
Residential one-to-four family	47,808	2.88	56,310	3.74	67,587	4.69	81,051	6.61	100,612	9.71
Commercial and multi-family	46,609	2.80	60,422	4.02	79,308	5.51	95,191	7.76	126,123	12.16
Construction	-	-	-	-	-	-	-	-	200	0.02
Commercial business(1)	4,057	0.24	4,460	0.30	4,281	0.30	6,381	0.52	10,478	1.01
Home equity(2)	8,955	0.54	13,877	0.92	18,851	1.31	22,698	1.85	27,313	2.63
Consumer	122	0.01	225	0.01	263	0.02	652	0.05	919	0.09
Sub-total	107,551	6.47	135,294	8.99	170,290	11.83	205,973	16.79	265,645	25.62

Acquired loans with deteriorated credit:
Residential one-to-four family	1,413	0.08	1,443	0.10	1,474	0.10	1,595	0.13	2,141	0.21
Commercial and multi-family	731	0.04	753	0.05	669	0.05	1,130	0.09	2,081	0.20
Construction	-	-	-	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	167	0.01	369	0.03	371	0.03
Home equity(2)	-	-	-	-	71	0.00	82	0.01	90	0.01
Consumer	-	-	-	-	-	-	-	-	-	-
Sub-total	2,144	0.12	2,196	0.15	2,381	0.16	3,176	0.26	4,683	0.45

Total Loans	1,662,809	100.00%	1,504,374	100.00%	1,440,614	100.00%	1,226,676	100.00%	1,037,006	100.00%

Less:
Deferred loan fees, net	1,757		2,006		2,454		2,675		2,300
Allowance for loan losses	17,375		17,209		18,042		16,151		14,342
Total loans, net	$1,643,677		$1,485,159		$1,420,118		$1,207,850		$1,020,364

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loan Maturities.  The following table sets forth the contractual maturity of our loan portfolio at December 31, 2017. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due After 5 Years	Total
	(In Thousands)
One- to four-family	$734	$7,980	$223,051	$231,765
Construction	30,504	12,097	7,896	50,497
Commercial business(1)	18,568	21,436	30,828	70,832
Commercial and multi-family	24,038	78,489	1,158,203	1,260,730
Home equity(2)	2,232	10,034	35,414	47,680
Consumer	402	179	724	1,305
Total amount due	$76,478	$130,215	$1,456,116	$1,662,809

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest.  The following table sets forth the dollar amount of all loans at December 31, 2017 that are due after December 31, 2018, and have fixed interest rates and that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family	$133,377	$97,654	$231,031
Construction	3,152	16,841	19,993
Commercial business(1)	7,982	44,282	52,264
Commercial and multi-family	152,570	1,084,122	1,236,692
Home equity(2)	21,944	23,504	45,448
Consumer	774	129	903
Total amount due	$319,799	$1,266,532	$1,586,331

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings retail stores, shopping centers, warehouses, and other non-residential buildings. Loans secured by multi-family residential units are properties consisting of five or more residential units. The Bank offers fully amortizing loans on commercial and multi-family properties at loan amounts up to 75% of the appraised value of the property. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year Federal Home Loan Bank of New York interest rate, with terms of up to 30 years. The Bank also offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. As of December 31, 2017, the Bank’s largest commercial real estate loan had an outstanding principal balance of $19.2 million. This loan is secured by an 18 Hole Golf Course/Country Club & Banquet Hall located in Farmingdale, NY. This loan is performing in accordance with its terms at December 31, 2017.

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

Construction Loans. The Bank offers loans to finance the construction of various types of commercial and residential properties. Construction loans to builders generally are offered with terms of up to thirty months and interest rates tied to the prime rate plus a margin. These loans generally are offered as adjustable rate loans.  The Bank will originate construction loans to customers provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the construction and adherence to conditions established at the time the construction loan was first approved. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2017, the Bank’s largest construction loan has a borrowing capacity of $17.8 million, of which $2.2 million has been disbursed. This loan is performing in accordance with its terms at December 31, 2017.

Construction financing is generally considered to involve a higher degree of risk than commercial real estate loans or one-to-four family residential lending. To mitigate these risks the Bank will obtain a plan and cost review from a third party vendor to review the proposed construction budget in an effort to avoid cost overruns.  The Bank also obtains multiple appraised values based upon various possible outcomes of the project. These values include “As Is,” “As Completed,” “As a Rental,” “As Sellout,” and “As a Bulk Sale”.

Commercial Business Loans. The Bank offers a variety of commercial business loans in forms of either lines of credit or term loans that are fully amortized.  Lines of credit are typically utilized for working capital purposes. These loans are either revolving or non-revolving and provide loan terms between one to three years.  The re-payment is generally interest only and the interest rate is adjustable based upon, the Prime Rate. Term loans are typically for purchasing a business or equipment for a business. Term loans have loan terms between five to twenty-five years and are fully amortizing. The interest rate is adjustable and tied to the five year Federal Home Loan Bank of New York rate. Commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income. These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. A commercial business loan may be secured by equipment, accounts receivable, inventory, chattel or other assets. As of December 31, 2017, the Bank’s largest commercial business loan is a revolving line of credit to a  school district in Hudson County, NJ secured by plant, equipment and accounts receivable. The borrowing capacity is $15.0 million, of which no dollars have been dispersed. This loan is performing in accordance with its terms at December 31, 2017.

Commercial business loans generally have higher rates and shorter terms than one to four family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”). To qualify the borrower may have low capitalization, inexperience in the industry, or a specialized industry or other unusual risks. As of December 31, 2017, the Bank’s largest SBA loan is secured by a 4-story hotel building located in Brooklyn, New York. The borrowing capacity is $6.0 million, of which $5.7 million has been dispersed. This loan had been performing in accordance with its terms, however, it had been 30 days delinquent as of December 31, 2017.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas. We generally originate residential mortgage loans up to 80% loan-to-value at a maximum loan amount of $1.5 million and 75% loan-to-value at a maximum loan amount of $3.0 million for primary residences. Loan-to-value is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan-to-value ratios up to 90%, provided the borrower obtains private mortgage insurance approval. We originate both fixed rate and adjustable rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30 year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2% above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long term fixed rate and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income.  During 2017, we originated for sale approximately $25.8 million in residential loans and recognized gains of approximately $589,000 from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit. The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence or an investment. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity lines of credit are offered with terms up to 30 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate.  Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one to four family residential loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80% in a first lien position. At December 31, 2017, the outstanding balances of home equity loans and lines of credit totaled $47.7 million, or 2.87% of total loans.

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

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2017, our outstanding loan origination commitments totaled $139.5 million, standby letters of credit totaled $2.7 million, undisbursed construction funds totaled $50.0 million and undisbursed lines of credit funds totaled $70.0 million.

Loan Delinquencies.  Notices of nonpayment are generated to borrowers once the loan account(s) becomes either 10 or 15 days past due, as specified in the applicable promissory note. A nonresponsive borrower will receive collection calls and a site visit from a bank representative in addition to follow-up delinquency notices. If such payment is not received after 60 days, a notice of right to cure default is sent to the borrower providing 30 additional days to bring the loan current before foreclosure or other remedies are commenced. The Bank utilizes various reporting tools to closely monitor the performance and asset quality of the loan portfolio. The Bank complies with all federal, state and local laws regarding collection of its delinquent accounts.

Non-Accrual Status.  Loans are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued until the loan has been returned to normal accrual.  At December 31, 2017, the Bank had $13.0 million in non-accruing loans. The largest exposure of non-performing loans was a commercial real estate loan with an outstanding principal balance of $2.9 million fully collateralized by a retail strip mall. It is a troubled debt restructured loan that was performing in accordance with its modified terms at December 31, 2017.

Impairment Status.  A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced Bankruptcy plan. We have determined that first mortgage loans on one- to four-family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, we have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.  We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is applied to principal. At December 31, 2017, we had 113 loans with unpaid principal balances totaling $41.2 million which are classified as impaired and on which loan loss allowances totaling $2.0 million have been established. During 2017, interest income of $1.3 million was recognized on impaired loans during the time of impairment.

Troubled Debt Restructuring. A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. The total troubled debt restructured loans were $28.5 million and $27.6 million at December 31, 2017 and December 31, 2016, respectively.

The Bank had allocated $666,000 and $2.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2017 and December 31, 2016, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that were classified as troubled debt restructurings at December 31, 2017.

If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

The following tables set forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2017				At December 31, 2016
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	6	$1,983	10	$4,011	6	$1,478	19	$5,027
Construction	0	-	-	-	-	-	-	-
Home equity	6	539	6	51	3	350	9	280
Commercial and multi-family	2	887	3	850	3	1,210	9	5,919
Total	14	3,409	19	4,912	12	3,038	37	11,226

Commercial business	3	640	6	103	1	69	7	315
Consumer	-	-	-	-	-	-	1	6
Total delinquent loans	17	$4,049	25	$5,015	13	$3,107	45	$11,547

Delinquent loans to total loans		0.24%		0.30%		0.21%		0.77%

	At December 31, 2015				At December 31, 2014
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	4	$1,097	21	$5,089	12	$4,096	10	$2,303
Construction	1	80	-	-	-	-	-	-
Home equity	4	333	9	816	5	552	7	216
Commercial and multi-family	11	4,675	18	7,760	6	1,815	8	3,712
Total	20	6,185	48	13,665	23	6,463	25	6,231

Commercial business	-	-	10	851	2	748	2	391
Consumer	-	-	-	-	1	9	-	-
Total delinquent loans	20	$6,185	58	$14,516	26	$7,220	27	$6,622

Delinquent loans to total loans		0.43%		1.01%		0.59%		0.54%

	At December 31, 2013
	60-90 Days		Greater Than 90 Days
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	10	$2,787	11	$2,148
Construction	-	-	-	-
Home equity	2	175	2	176
Commercial and multi-family	7	2,882	12	4,352
Total	19	5,844	25	6,676

Commercial business	-	-	2	290
Consumer	1	2	-	-
Total delinquent loans	20	$5,846	27	$6,966

Delinquent loans to total loans		0.56%		0.67%

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family residential	$4,917	$7,122	$8,195	$7,679	$4,829
Construction	-	-	-	-	521
Home equity	208	1,179	1,560	943	1,203
Commercial and multi-family	7,612	6,619	12,807	10,355	11,733
Commercial business	299	726	885	627	2,279
Consumer	-	6	-	-	-
Total	13,036	15,652	23,447	19,604	20,565

Accruing loans delinquent more than 90 days:
One-to four-family residential	315	-	-	-	-
Construction	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and multi-family	-	2,827	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total	315	2,827	-	-	-

Total non-performing loans	13,351	18,479	23,447	19,604	20,565
Foreclosed assets	532	3,525	1,564	3,485	2,227

Total non-performing assets	$13,883	$22,004	$25,011	$23,089	$22,792
Total non-performing assets as a percentage of total assets	0.71%	1.29%	1.55%	1.77%	1.89%

Total non-performing loans as a percentage of total loans	0.80%	1.23%	1.63%	1.60%	1.98%

There were $28.5 million of troubled debt restructured loans at December 31, 2017, of which $20.1 million were classified as accruing and $8.4 million were classified as non-accrual.

For the year ended December 31, 2017, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $919,000.  We received and recorded $622,000 in interest income for such loans for the year ended December 31, 2017.

Criticized and Classified Loans.  The Bank’s Lending Policy contains an internal rating system which evaluates the overall risk of a problem loan. When a loan is classified and determined to be impaired, the Bank may establish specific allowances for loan losses. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2017, the Bank reported $21.7 million in classified assets. The loans classified are represented by loans secured either by one-to-four family or commercial real estate.

The Bank’s internal classification system is defined by risk rating grades in accordance with guidance offered by the banking regulatory agencies. The grades of excellent, good, satisfactory and bankable with care (1-5 rating) are considered as a “pass” rating. The “criticized” risk rating (6) and the “classified” risk rating of  (7-9 rating) are detailed below.

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

Effective January 2015, the Bank revised its risk rating scale expanding the grades to a one to nine scale. Grades one through five will be a considered a pass grade where as  a six is considered criticized and seven through nine will be considered a classified grade. The grades are determined through the uses of a qualitative matrix taking into account various characteristics of the loan such as quality of management, principals’/guarantors’ character, balance sheet strength, collateral quality, cash flow coverage, position within the industry, loan structure and documentation.

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

The methodology includes the segregation of the loan portfolio into two divisions of performing loans and loans determined to be impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan experience, including consideration of peer loss analysis, with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced Bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, estimated economic factor, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. As of December 31, 2017, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructurings of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the restructured loan. The Bank also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision.  Management must make estimates using assumptions and information that is often subjective and subject to change.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2017	2016	2015	2014	2013
		(Dollars in Thousands)

Balance at beginning of year	$17,209	$18,042	$16,151	$14,342	$12,363

Charge-offs:
One- to four-family residential	336	459	67	28	40
Construction	-	-	-	-	132
Commercial business(1)	1,553	163	279	208	374
Commercial and multi-family	190	405	10	1,143	123
Home equity(2)	54	54	106	56	302
Consumer	11	-	-	2	-
Total charge-offs	2,144	1,081	462	1,437	971

Recoveries	200	221	73	446	200
Net charge-offs	1,944	860	389	991	771
Provisions charge to operations	2,110	27	2,280	2,800	2,750
Ending balance	$17,375	$17,209	$18,042	$16,151	$14,342

Ratio of non-performing assets to total assets at the end of year	0.71%	1.29%	1.55%	1.77%	1.89%
Allowance for loan losses as a percent of total loans outstanding	1.05%	1.14%	1.25%	1.32%	1.38%
Ratio of net charge-offs during the year to total loans outstanding at end of the year	0.12%	0.06%	0.03%	0.08%	0.09%
Ratio of net charge-offs during the year to non-performing loans	14.91%	4.65%	1.66%	5.06%	3.75%

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

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$2,368	10.98%	$2,098	9.44%	$2,107	11.68%	$2,364	10.16%	$1,729	9.41%
Commercial and Multi-family	11,656	72.97%	10,621	70.26%	11,643	64.53%	10,028	59.74%	7,419	53.03%
Construction	518	3.04%	736	4.71%	722	4.00%	1,080	5.99%	700	3.60%
Commercial business(1)	2,018	4.02%	3,079	4.22%	1,749	9.69%	876	4.42%	1,295	5.08%
Home equity(2)	338	2.33%	374	2.15%	369	2.05%	333	2.46%	363	2.76%
Consumer	6	0.07%	2	0.08%	879	4.87%	449	0.18%	3	0.05%
Unallocated	177	-%	69	-%	168	0.93%	121	-%	83	-%
Sub-total:	$17,081	93.41%	$16,979	90.86%	$17,637	97.75%	$15,251	82.95%	$11,592	73.93%
Acquired loans recorded at fair value:
Residential one-to-four family	$242	2.88%	$170	3.74%	$270	1.50%	$417	6.61%	$832	9.71%
Commercial and Multi-family	-	2.80%	-	4.02%	17	0.09%	102	7.76%	1,744	12.16%
Construction	-	-%	-	-%	-	-%	-	-%	1	0.02%
Commercial business(1)	-	0.24%	-	0.30%	-	-%	-	0.52%	44	1.01%
Home equity(2)	-	0.54%	4	0.92%	50	0.28%	58	1.85%	129	2.63%
Consumer	-	0.01%	-	-%	-	-%	-	0.05%	-	0.09%
Unallocated	-	-%	-	-%	-	-%	-	-%	-	-%
Sub-total	$242	6.47%	$174	8.98%	$337	1.87%	$577	16.79%	$2,750	25.62%
Acquired loans with deteriorated credit:
Residential one-to-four family	$40	0.08%	$43	0.10%	$47	0.26%	$64	0.13%	$-	0.21%
Commercial and Multi-family	12	0.04%	13	0.05%	14	0.08%	23	0.09%	-	0.20%
Construction	-	-%	-	-%	-	-%	-	-%	-	-%
Commercial business(1)	-	-%	-	-%	4	0.02%	233	0.03%	-	0.04%
Home equity(2)	-	-%	-	-%	3	0.02%	3	0.01%	-	0.01%
Consumer	-	-%	-	-%	-	-%	-	-%	-	-%
Unallocated	-	-%	-	-%	-	-%	-	-%	-	-%
Sub-total:	$52	0.12%	$56	0.15%	$68	0.38%	$323	0.26%	$-	0.46%
Total	$17,375	100.00%	$17,209	99.99%	$18,042	100.00%	$16,151	100.00%	$14,342	100.01%

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

As of December 31, 2017, there were no securities classified as held-to-maturity. We had $122.6 million in securities classified as available for sale, and no securities classified as trading. Securities classified as available for sale were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of securities classified as held-to-maturity or available for sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2017, management concluded that all unrealized losses were temporary in nature since they were related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Bank has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

As of December 31, 2017, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; (iv) municipal obligations, (v) equity securities (preferred stock); and (vi) certificates of deposit. The Board of Directors may authorize additional investments.

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

Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2017	2016	2015
	(In Thousands)
Securities available for sale:
Mortgage-backed securities	$111,794	$82,472	$9,623
Municipal obligations	2,502	6,961	-
Preferred stock	8,293	5,332	-
Total securities available for sale	122,589	94,765	9,623
FHLB stock	10,211	9,306	10,711
Total investment securities	$132,800	$104,071	$20,334

Maturities of Securities Portfolio.  The following table sets forth information regarding the scheduled maturities, carrying values, estimated market values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2017 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	December 31, 2017
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Fair Value	Carrying Value	Average Yield

	(Dollars in Thousands)

Mortgage-backed securities	$-	-%	$3,276	1.80%	$622	1.39%	$110,156	2.48%	$111,794	$114,054	2.45%
Municipal obligations	2,506	1.92	-	-	-	-	-	-	2,502	2,506	1.92
Preferred stock	-	-	-	-	-	-	8,118	8.48	8,293	8,118	8.48
Total investment securities	$2,506	1.92%	$3,276	1.80%	$622	1.39%	$118,274	2.89%	$122,589	$124,678	2.83%

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2017 and December 31, 2016 we had $60.2 million and $19.6 million in brokered deposits, respectively.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2017		2016		2015
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount

	(Dollars in Thousands)

Noninterest bearing accounts	-%	$201,043	-%	$183,821	-%	$130,920
Interest bearing checking	0.55	297,040	0.55	281,773	0.38	226,137
Savings and club accounts	0.15	258,632	0.15	260,121	0.16	250,936
Money market	0.85	148,022	0.66	125,614	0.40	54,915
Certificates of deposit	1.43	664,633	1.36	540,875	1.18	611,021
Total	0.79%	$1,569,370	0.77%	$1,392,204	0.64%	$1,273,929

__________

(1) Represents the average rate paid during the year.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2017	2016	2015

	(Dollars in Thousands)

Beginning of year	$1,392,205	$1,273,929	$1,028,556
Net deposits	165,200	107,736	238,100
Interest credited on deposit accounts	11,905	10,540	7,273
Total increase in deposit accounts	177,105	118,276	245,373
Ending balance	$1,569,310	$1,392,205	$1,273,929
Percent increase	12.72%	9.28%	23.86%

Jumbo Certificates of Deposit.  As of December 31, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $451.2 million.  The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2017
Maturity Period	(In Thousands)
Within three months	$37,996
Three through twelve months	219,474
Over twelve months	193,735
Total	$451,205

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$102,570	15.43%	$127,186	23.51%	$185,401	30.34%
1.00% - 1.99%	454,930	68.45	331,352	61.26	347,930	56.94
2.00% - 2.99%	105,849	15.93	82,267	15.21	77,590	12.70
3.00% - 3.99%	1,284	0.19	70	0.01	100	0.02
Total	$664,633	100.00%	$540,875	100.00%	$611,021	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2017.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total

	(In Thousands)
Interest rate:
0.00% - 0.99%	$91,342	$9,256	$1,972	$-	$102,570
1.00% - 1.99%	306,373	97,263	38,428	12,866	454,930
2.00% - 2.99%	21,800	21,204	23,080	39,765	105,849
3.00% - 3.99%	71	-	1,213	-	1,284
Total	$419,586	$127,723	$64,693	$52,631	$664,633

Borrowings.  The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the Federal Home Loan Bank of New York (“FHLB”). At December 31, 2017, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $971.4 million, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50% of total assets is recalculated each quarter. Additionally, at December 31, 2017 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Bank’s option since June 17, 2009, and quarterly thereafter.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2017	2016	2015

	(Dollars in Thousands)

Balance at end of year	$-	$20,000	$-
Average balance during year	$1,016	$103	$595
Maximum outstanding at any month end	$35,000	$20,000	$3,000
Weighted average interest rate at end of year	1.02%	0.88%	-%
Average interest rate during year	-%	1.00%	0.37%

Employees

At December 31, 2017, we had 314 full-time equivalent employees. None of our employees are represented by a collective bargaining group. We believe that our relationship with our employees is good.

Subsidiaries

We have three non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities.  Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2017, this company held $122.6 million in securities. With the merger with Pamrapo Bancorp. Inc., we acquired Pamrapo Service Corporation which has been inactive since May 2010. BCB New York Management, Inc. was established in October 2012 for the purpose of holding and investing in various loan products and investing in securities. For the year ended December 31, 2017, there was no activity related to this subsidiary.

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

Set forth below is a summary of certain material regulatory requirements applicable to the Company and the Bank. These and any other changes in applicable laws or regulations, whether by Congress or regulatory agencies, may have a material effect on the business and prospects of the Company and the Bank.

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

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of stockholders to influence boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

Bank Holding Company Regulation

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, the Company is subject to the regulation and supervision applicable to bank holding companies by the Federal Reserve Board. The Company is also subject to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner of the New Jersey Department of Banking and Insurance (“Commissioner”). The Company is required to file reports with the Federal Reserve Board and the Commissioner regarding its business operations and those of its subsidiaries.

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

As described below, effective January 1, 2015, the Company became subject to regulatory capital requirements and guidelines imposed by the Federal Reserve, which are substantially similar to those imposed by the FDIC on depository institutions within their jurisdictions. At December 31, 2017, the Company is considered to be a well-capitalized Bank Holding Company.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2018, the capital conservation buffer is 1.875% of risk-weighted assets.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO began to mature in 2017 and will continue to mature through 2019. For the year ended December 31, 2017, BCB Community Bank paid a FICO premium of approximately $85,000 and expects to pay a similar amount in 2018.

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

Under the Exchange Act, we are required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls.  For the year ended December 31, 2017, our auditors are required to audit our internal control over financial reporting.

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

At December 31, 2017, $1.26 billion, or 75.82%, of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans. These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

The Company has progressed on an organic branching initiative which is intended to mitigate the location risk of our strong Hudson County concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through merger and acquisition activity. To this end, the Company opened seven branches in 2016 and will be opening one more branch within the next year.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2017, our allowance for loan losses totaled $17.4 million, representing 1.05% of total loans or 133.28% of non-performing loans.

While we have only been operating for 17 years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

At December 31, 2017, we had $21.7 million in classified loans of which $49,000 were classified as losses,  and $21.7 million were classified as substandard. In addition, at that date we had $13.0 million in non-accruing loans, or 0.78% of total loans. We have adhered to stringent underwriting standards in the origination of loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local economy weaken, our asset quality may deteriorate resulting in losses to the Company.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have significantly less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2017 and 2016, our net interest income was $61.9 million and  $55.1 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

The Dodd-Frank Act has resulted in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act, among other things, has changed and will continue to change the bank regulatory framework. The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. An independent Consumer Financial Protection Bureau has assumed the consumer protection responsibilities of the various federal banking agencies and has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The legislation also gave state attorneys general the ability to enforce applicable federal consumer protection laws. The Dodd-Frank Act also required the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to securitized loans. These measures are likely to increase our costs of doing business and increase our costs related to regulatory compliance, and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. In 2018, the ratio will be 1.875% of risk-weighted assets. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Among other sources of funds, we rely on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On December 31, 2017, brokered deposits totaled $60.2 million, or approximately 3.8% of total deposits. The Bank’s primary source for brokered money market deposits is the Certificate of Deposit Account Registry Service (“CDARS”).

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2017, approximately 99% of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

Risks Relating to the Merger with IA Bancorp, Inc.

If the merger is not consummated, IAB and BCB will have incurred substantial costs that may adversely affect IAB’s and BCB’s financial results and operations.

IAB and BCB have incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of their respective financial advisors, accountants and attorneys. If the merger is not consummated, IAB and BCB will have incurred these costs from which they will have received little or no benefit.

Regulatory approvals, non-objections or waivers may not be received, may take longer than expected or impose conditions that are not presently anticipated.

Before the merger may be completed, IAB and BCB must obtain various regulatory approvals, non-objections or waivers from, among others, the FDIC, the Federal Reserve and the Department. These regulators may impose conditions on consummation of the merger or require changes to the terms of the merger. Although we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying the effective time of the merger or imposing additional costs on or limiting the revenues of BCB following the merger. Furthermore, such conditions or changes may constitute a burdensome condition that may allow BCB to terminate the merger agreement and BCB may exercise its right to terminate the merger agreement. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

IAB and BCB will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on IAB and/or BCB. These uncertainties may impair IAB’s and/or BCB’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers and others who deal with IAB or BCB to seek to change existing business relationships with IAB or BCB. IAB employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect IAB’s and/or BCB’s financial results.

In addition, the merger agreement requires that, subject to certain exceptions, each of IAB and BCB operate in the ordinary course of business consistent with past practice prior to the effective time of the merger or termination of the merger agreement.

Risks Relating to BCB’s Business Following the Merger

Combining the two companies may be more difficult, costly or time-consuming than expected.

BCB and IAB have historically operated and, until the effective time of the merger, will continue to operate, independently. The success of the merger will depend, in part, on our ability to successfully combine the businesses of BCB and IAB. To realize these anticipated benefits, after the effective time of the merger, BCB expects to integrate IAB’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect BCB’s ability to successfully conduct its business in the markets in which IAB now operates, which could have an adverse effect on BCB’s financial results and the value of its common stock. If BCB experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause IAB or BCB to lose current customers or cause current customers to remove their accounts from IAB or BCB and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of IAB and BCB during this transition period and for an undetermined period after consummation of the merger.

BCB may fail to realize the cost savings estimated for the merger.

BCB estimates that it will achieve cost savings from the merger when the two companies have been fully integrated. While BCB continues to be comfortable with these expectations as of the date of this annual report on Form 10-K, it is possible that the estimates of the potential cost savings could turn out to be incorrect. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what BCB expects and may take longer to achieve than anticipated. If BCB is not able to adequately address integration challenges, BCB may be unable to successfully integrate BCB’s and IAB’s operations or to realize the anticipated benefits of the integration of the two companies.

BCB and IAB will incur significant transaction and merger-related costs in connection with the merger.

BCB and IAB have incurred and expect to incur a number of non-recurring costs associated with the merger.

These costs and expenses include fees paid to financial, legal and accounting advisors, severance, retention bonus and other potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by BCB and IAB regardless of whether the merger is completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of the two companies’ businesses. While both BCB and IAB have assumed that a certain level of expenses would be incurred in connection with the merger, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the merger that BCB may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income BCB expects to achieve from the merger. Although BCB expects that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank conducts its business through an executive office, one administrative office, and 22 branch offices. 12 offices have drive-up facilities. The Bank has 29 automatic teller machines at its branch facilities and  three other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2017. The total net book value of the Bank’s premises and equipment at December 31, 2017 was $18.8 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C
Bayonne, New Jersey	2003	$2,536
Administrative and Other Offices
591-597 Avenue C
Bayonne, New Jersey	2010	2,289
27 West 18th Street
Bayonne, New Jersey	2014	210	(1)
Branch Offices
860 Broadway
Bayonne, New Jersey	2000	777	(1)
510 Broadway
Bayonne, New Jersey	2003	296	(1)
401 Washington St.
Hoboken, New Jersey	2010	255	(1)
987 Broadway
Bayonne, New Jersey	2010	482
473 Spotswood Englishtown Rd
Monroe Township, New Jersey	2010	197	(1)
611 Avenue C
Bayonne, New Jersey	2010	1,638
181 Avenue A
Bayonne, New Jersey	2010	2,319
200 Valley Street
S. Orange, New Jersey	2011	1,118
34 Main Street
Woodbridge, New Jersey	2011	7	(1)
1379 St. George Avenue
Colonia, New Jersey	2014	64	(1)
165 Passaic Avenue
Fairfield, New Jersey	2014	-	(1)
354 New Dorp Lane
Staten Island, New York	2015	445	(1)
190 Park Avenue
Rutherford, New Jersey	2015	401	(1)
1500 Forest Avenue
Staten Island, New York	2016	1,087	(1)
626 Laurel Avenue
Holmdel, New Jersey	2016	6	(1)
112 Talmadge Road
Edison, New Jersey	2016	43	(1)
734 Ridge Road
Lyndhurst, New Jersey	2016	231	(1)
2 Arnot Street
Lodi, New Jersey	2016	56	(1)

803 Roosevelt Avenue
Carteret, New Jersey	2016	662	(1)

2000 Morris Avenue
Union, New Jersey	2016	199	(1)

Net book value of properties		15,318
Furnishings and equipment		3,450	(2)
Total premises and equipment		$18,768

(1) Leased Property

(2) Includes off-site ATMs

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2017, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, was a named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity (the "Action”).

On September 21, 2015, the court entered an Order and Final Judgment (“Judgment”), whereby the Stipulation of Settlement ("Stipulation") agreed to by the plaintiff class, the Company and the remaining defendants was approved. Pursuant to the Judgment, and in consideration for the full settlement and release of all Released Claims (as that term is defined in the Stipulation) and the dismissal of the Action with prejudice as against the Company and the remaining defendants, the Company, on its own behalf and on behalf of the remaining defendants, would pay $1,950,000 to the Class. This settlement amount was paid in November 2015.

Pursuant to the Stipulation, the plaintiff class's counsel reserved the right to seek an award of counsel fees and litigation expenses (“Fees Motion”). The maximum amount which could have been awarded as a result of the Fees Motion was $1,000,000. The plaintiff class’s counsel made a Fees Motion to the court seeking a final award of counsel fees and litigation expenses of approximately $1,000,000. The Company and the remaining defendants vigorously opposed that motion.

By Order, dated July 5, 2017, the court awarded counsel fees and litigation expenses to the plaintiff’s class counsel in the amount of $1,000,000. The Company satisfied the Order by July 31, 2017.

The Company and the other defendants in the Action ("Plaintiffs") brought suit (the "Carrier Suit") against Progressive Insurance Company ("Progressive"), the Directors' and Officers' Liability insurance carrier for Pamrapo Bancorp, Inc., at the time of its merger with the Company on July 6, 2010, and Colonial American Insurance Company ("Colonial"), the Directors' and Officers' Liability insurance carrier for the Company at the time of the merger. The Carrier Suit sought, among other claims, indemnification, payment of and/or contribution toward the above settlement, payment of and/or contribution toward the award of attorney's fees to the plaintiff class's counsel, and reimbursement of the attorney's fees and defense costs incurred by the Plaintiffs in defending the Action and pursuing the Carrier Suit.

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

The Plaintiffs and Progressive did not settle their respective claims at the Mediation. The Carrier Suit continued with respect to these parties.

By Order of the court, dated August 10, 2016, the parties were granted permission to serve and file motions for summary judgment by November 9, 2016. Prior to consideration of these motions, a Settlement Conference was held before the court on November 16, 2016. The Plaintiffs and Progressive did not settle their respective claims at that Settlement Conference.

The Plaintiffs filed a motion for partial summary judgment. Progressive filed a motion for summary judgment. These motions were returnable before the court on December 5, 2016.

By Order, dated September 18, 2017, the court granted the Plaintiffs’ motion for partial summary judgment, and denied Progressive’s motion for summary judgment.

A Status Conference was held before the court on October 26, 2017. As a result thereof, a Settlement Conference was scheduled for December 1, 2017, before the court.

A Settlement Conference in the Carrier Suit was conducted on December 1, 2017, before the court. At the Settlement Conference, the terms of a preliminary settlement were discussed by the Plaintiffs and Progressive. A proposed Settlement Agreement and Release (“Release”) was circulated among the parties for review.

The last party to the Carrier Suit executed the Release on February 20, 2018. Pursuant to the Release, in consideration for the full settlement and release of all claims (as that term is defined in the Release) and the dismissal of the Carrier Suit with prejudice, Progressive agreed to pay the Company $2,200,000 by, on, or about March 10, 2018.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”

The following table sets forth the high and low closing prices for the Company’s common stock for the periods indicated. As of December 31, 2017, there were 15,042,179 shares of the Company’s common stock outstanding. At March 1, 2018,  the Company had approximately 2,500 stockholders of record.

Fiscal 2017	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2017	$14.90	$13.60	$0.14
Quarter Ended September 30, 2017	15.40	12.30	0.14
Quarter Ended June 30, 2017	16.00	15.15	0.14
Quarter Ended March 31, 2017	16.65	13.08	0.14
Fiscal 2016	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2016	$13.50	$11.01	$0.14
Quarter Ended September 30, 2016	11.30	10.18	0.14
Quarter Ended June 30, 2016	10.60	9.97	0.14
Quarter Ended March 31, 2016	10.76	9.75	0.14

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2017 regarding equity compensation plans that have been approved by shareholders. The Company has no equity based benefit plans that were not approved by shareholders.

,296
Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(2)	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	889,300(1)	$11.42	10,700
Equity compensation plans not approved by shareholders	—	—	—
Total	889,300	$11.42	10,700

_____________________________

(1)	Consists of options to purchase 889,300 shares under the 2011 Stock Option Plan.
(2)	The weighted average exercise price reflects the exercise prices ranging from $8.93-$13.32 per share for options under the 2011 Stock Option Plan.

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2013 through December 31, 2017, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, as repriced on the SNL Banks Index, and (c) the cumulative total return of the Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB Bancorp, Inc.

Total Return Performance
250
200
150
100
50
Index Value
BCB Bancorp, Inc.
NASDAQ Composite Index
SNL Bank Index
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
BCB Bancorp, Inc.	100.00	149.04	135.45	126.14	166.08	192.45
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank Index	100.00	137.30	153.48	156.10	197.23	232.91

The Company had no stock repurchase plan during the fourth quarter of 2017.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The information, at December 31, 2017 and 2016 and for the three year period ended December 31, 2017, is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. that appear in this annual report on Form 10-K. The other years presented in these tables are derived from audited consolidated financial statements that do not appear in this annual report on Form 10-K.

	Selected financial condition data at December 31,
	2017	2016	2015	2014	2013

	(In Thousands)
Total assets	$1,942,837	$1,708,208	$1,618,406	$1,301,900	$1,207,959
Cash and cash equivalents	124,235	65,038	132,635	32,123	29,844
Securities available for sale	122,589	94,765	9,623	9,768	1,104
Securities, held to maturity	-	-	-	-	114,216
Loans receivable, net	1,643,677	1,485,159	1,420,118	1,207,850	1,020,344
Deposits	1,569,370	1,392,205	1,273,929	1,028,556	968,670
Borrowings	185,000	175,000	204,124	137,124	132,124
Stockholders’ equity	176,454	131,081	133,544	102,252	100,060

	Selected operating data for the year ended December 31,
	2017	2016	2015	2014	2013

	(In thousands, except for per share amounts)
Net interest income	$61,884	$55,060	$53,511	$49,888	$46,779
Provision for loan losses	2,110	27	2,280	2,800	2,750
Non-interest income	7,483	6,123	7,065	3,958	3,375
Non-interest expense	47,044	47,895	46,452	38,409	31,437
Income tax expense	10,231	5,258	4,814	5,047	6,551
Net income	$9,982	$8,003	$7,030	$7,590	$9,416
Net income per share:
Basic	$0.76	$0.63	$0.69	$0.81	$1.06
Diluted	$0.75	$0.63	$0.69	$0.81	$1.06
Common Dividends declared per share	$0.56	$0.56	$0.56	$0.54	$0.48

	At or for the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.55%	0.47%	0.48%	0.61%	0.80%
Return on average stockholders’ equity (ratio of net income to average stockholders’
equity)	7.02	6.11	6.52	7.42	10.18
Non-interest income to average assets	0.41	0.36	0.48	0.32	0.29
Non-interest expense to average assets	2.57	2.81	3.15	3.09	2.68
Net interest rate spread during the year	3.32	3.14	3.50	3.94	3.89
Net interest margin (net interest income to average interest earning assets)	3.49	3.32	3.72	4.11	4.06
Ratio of average interest-earning assets to average interest-bearing liabilities	119.49	118.02	118.42	119.75	118.32
Cash dividend payout ratio	71.71	86.87	76.50	68.67	45.28

Asset Quality Ratios:
Non-performing loans to total loans at end of year	0.80	1.23	1.63	1.60	1.98
Allowance for loan losses to non-performing loans at end of year	133.28	110.59	76.95	82.39	69.74
Allowance for loan losses to total loans at end of year	1.05	1.14	1.25	1.32	1.38

Capital Ratios:
Stockholders’ equity to total assets at end of year	9.08	7.63	8.25	7.85	8.28
Average stockholders’ equity to average total assets	7.78	7.70	7.30	8.22	7.89
Tier 1 capital to average assets (1)	9.50	8.10	8.61	8.33	8.70
Tier 1 capital to risk weighted assets (1)	12.09	10.33	10.81	10.48	12.41

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

On December 22, 2017 the Tax Cut and Jobs Act was signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017.

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

Financial Condition at December 31, 2017 and 2016

Total assets increased by $234.6 million, or 13.7%, to $1.943 billion at December 31, 2017 from $1.708 billion at December 31, 2016. Total assets increased primarily as a result of increases in net loans receivable, total cash and cash equivalents, and securities available for sale, partially offset by decreases in deferred income taxes, other real estate owned properties, and loans held for sale. Management is focusing on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase loans in the secondary market that provide competitive returns but meet our internal underwriting guidelines. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit.

Net loans receivable increased by $158.5 million, or 10.7%, to $1.644 billion at December 31, 2017 from $1.485 billion at December 31, 2016. The increase resulted primarily from a $142.7 million increase in real estate mortgages consisting of commercial and multi-family loans, an increase of $31.9 million in residential real estate loans , an increase of $2.9 million in commercial business loans, an increase of $1.4 million in home equity and home equity lines of credit, partly offset by a decrease of $20.4 million in construction loans and an increase in the allowance for loan losses of $166,000. As of December 31, 2017, the allowance for loan losses was $17.4 million, or 133.28%, of non-performing loans and 1.05% of gross loans, as compared to $17.2 million or 110.6% of non-performing loans and 1.14% of gross loans at December 31, 2016. As a result of the loans acquired in the business combination transactions being recorded at their fair value, the balances in the allowance for loan losses that were on the balance sheets of the former Pamrapo Bancorp, Inc., and Allegiance Community Bank are precluded from being reported in the allowance balance previously discussed, consistent with generally accepted accounting principles.

Total cash and cash equivalents increased by $59.2 million, or 91.0%, to $124.2 million at December 31, 2017 from $65.0 million at December 31, 2016, primarily related to the Company’s goal of further strengthening its liquidity position.

Securities available for sale increased $27.8 million, or 29.4%, to $122.6 million at December 31, 2017 from $94.8 million at December 31, 2016. As part of our growth and liquidity strategies, the Bank sought to further strengthen our balance sheet by increasing our investment portfolio.

Deposit liabilities increased by $177.2 million, or 12.7%, to $1.569 billion at December 31, 2017 from $1.392 billion at December 31, 2016. The increase resulted primarily from an increase of $123.8 million in certificates of deposit, an increase of $22.4 million in money market interest-bearing deposits, an increase of $17.2 million in non-interest-bearing deposits, an increase of $15.3 million in interest-bearing checking deposits, partially offset by a decrease of $1.5 million in savings and club deposits. Recognizing this shift in the mix of our deposits, the attraction and retention of non-interest bearing commercial deposits, and longer dated maturity deposits remains a focus of our retail deposit gathering philosophy.

The Company had no short-term borrowings at December 31, 2017 and $20.0 million at December 31, 2016. Long-term borrowings increased by $30.0 million, or 19.4%, to $185.0 million at December 31, 2017 from $155.0 million at December 31, 2016. The purpose of the borrowings reflected the use of long term and short term FHLB advances to augment deposits as the Company’s funding source for originating loans and investing in GSE investment securities.

Stockholders’ equity increased $45.4 million, or 34.6%, to $176.5 million at December 31, 2017 from $131.1 million at December 31, 2016, primarily as a result of the $42.8 million of proceeds from Company’s common stock equity raise that took place in the third quarter of the year.

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

	At December 31, 2017		Year ended December 31, 2017			Year ended December 31, 2016
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest earned/paid	Average Yield/Cost	Average Balance	Interest earned/paid	Average Yield/Cost

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$1,661,052	4.61%	$1,591,339	$73,355	4.61%	$1,449,816	$69,406	4.79%
Investment securities(2)	132,800	2.43	104,520	2,904	2.78	38,893	1,217	3.13
Interest-earning deposits	108,755	1.18	77,399	1,312	1.70	169,121	732	0.43
Total interest-earning assets	1,902,607	4.29%	1,773,258	77,571	4.38%	1,657,830	71,355	4.30%

Interest-earning liabilities:
Interest-bearing demand deposits	$297,040	0.56%	$305,208	$1,666	0.55%	$284,271	$1,560	0.55%
Money market deposits	148,022	0.94	135,202	1,150	0.85	80,588	530	0.66
Savings deposits	258,632	0.15	263,500	397	0.15	255,232	379	0.15
Certificates of deposit	664,633	1.48	619,377	8,838	1.43	593,994	8,092	1.36
Borrowings	189,124	2.08	160,699	3,636	2.26	190,613	5,734	3.01
Total interest-bearing liabilities	1,557,451	1.09%	1,483,986	15,687	1.06%	1,404,698	16,295	1.16%

Net interest income				$61,884			$55,060

Interest rate spread(3)		3.20%			3.32%			3.14%
Net interest margin(4)		3.40%			3.49%			3.32%
Ratio of interest-earning assets to
interest-bearing liabilities	122.16%		119.49%			118.02%
___________________________

(1) Excludes allowance for loan losses.

(2) Includes Federal Home Loan Bank of New York stock.

(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Analysis of Net Interest Income (Continued)

	Year ended December 31, 2015
	(Dollars in Thousands)
	Average Balance	Interest earned/paid	Average Yield/Cost
Interest-earning assets:
Loans receivable (1)	$1,360,304	$66,628	4.90%
Investment securities(2)	19,829	651	3.28
Interest-earning deposits	58,392	101	0.17
Total interest-earning assets	1,438,525	67,380	4.68%

Interest-earning liabilities:
Interest-bearing demand deposits	$189,016	$716	0.38%
Money market deposits	51,872	207	0.40
Savings deposits	260,284	403	0.16
Certificates of deposit	515,706	6,084	1.18
Borrowings	197,917	6,459	3.26
Total interest-bearing liabilities	1,214,795	13,869	1.14%

Net interest income		$53,511

Interest rate spread(3)			3.54%
Net interest margin(4)			3.72%
Ratio of interest-earning assets to interest-bearing liabilities	118.42%

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

	Years Ended December 31,
	2017 vs. 2016				2016 vs. 2015
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)

	(In thousands)
Interest income:
Loans receivable	$6,775	$(2,575)	$(251)	$3,949	$4,384	$(1,507)	$(99)	$2,778
Investment securities	2,055	(137)	(231)	1,687	625	(30)	(29)	566
Interest-earning deposits	(397)	2,135	(1,158)	580	191	152	288	631
Total interest-earning assets	8,433	(577)	(1,640)	6,216	5,200	(1,385)	160	3,975

Interest expense:
Interest-bearing demand accounts	115	(9)	(1)	105	361	322	162	845
Money market deposits	359	156	106	621	115	134	74	323
Savings deposits	13	5	-	18	(8)	(17)	-	(25)
Certificates of Deposits	346	384	16	746	924	942	143	2,009
Borrowings	(900)	(1,421)	223	(2,098)	(238)	(505)	19	(724)

Total interest-bearing liabilities	(67)	(885)	344	(608)	1,154	876	398	2,428
Change in net interest income	$8,500	$308	$(1,984)	$6,824	$4,046	$(2,261)	$(238)	$1,547

Results of Operations for the Years Ended December 31, 2017 and 2016

Net income was $10.0 million for the year ended December 31, 2017, compared with $8.0 million for the year ended December 31, 2016. Net income increased due to higher interest income, lower interest expense, higher non-interest income, and lower non-interest expense, partially offset by an increase in the provision for loan losses and higher income tax expense for the year ended December 31, 2017, as compared with the year ended December 31, 2016.

Net interest income increased by $6.8 million, or 12.4%, to $61.9 million for the year ended December 31, 2017 from $55.1 million for the year ended December 31, 2016. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $115.4 million, or 7.0%, to $1.773 billion for the year ended December 31, 2017 from $1.658 billion for year ended December 31, 2016, as well as an increase in the average yield on interest-earning assets of 7 basis points to 4.37% for the year ended December 31, 2017 from 4.30% for the year ended December 31, 2016. The average balance of interest-bearing liabilities increased by $79.3 million, or 5.6%, to $1.484 billion for the year ended December 31, 2017 from $1.405 billion for the year ended December 31, 2016, and the average cost of interest bearing liabilities decreased by 10 basis points to 1.06% for year ended December 31, 2017 from 1.16% for the year ended December 31, 2016. The net interest margin was 3.49% for the year ended December 31, 2017, and 3.32 % for the year ended December 31, 2016.

Interest income on loans receivable increased by $3.9 million, or 5.7%, to $73.4 million for the year ended December 31, 2017 from $69.4 million for the year ended December 31, 2016. The increase was primarily attributable to an increase in the average balance of loans receivable of $141.5 million, or 9.8%, to $1.591 billion for the year ended December 31, 2017 from $1.450 billion for the year ended December 31, 2016, partially offset by a decrease in the average yield on loans receivable to 4.61% for the year ended December 31, 2017 from 4.79% for the year ended December 31, 2016. The increase in the average balance of loans receivable was the result of our comprehensive loan growth strategy. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities increased by $1.7 million, or 138.6%, to $2.9 million for the year ended December 31, 2017 from $1.2 million for the year ended December 31, 2016. This increase was primarily due to an increase in the average balance of securities of $65.6 million, or 168.7%, to $104.5 million for the year ended December 31, 2017 from $38.9 million for the year ended December 31, 2016, partly offset by a decrease in the average yield of securities to 2.78% for the year ended December 31, 2017 from 3.13% for the year ended December 31, 2016.

Interest income on other interest-earning assets increased by $580,000, or 79.2%, to $1.3 million for the year ended December 31, 2017 from $732,000 for the year ended December 31, 2016. This increase was primarily due to an increase in the average yield on other interest-earning assets to 1.70% for the year ended December 31, 2017 from 0.43% for the year ended December 31, 2016, partially offset by a decrease in the average balance of other interest-earning assets of $91.7 million, or 54.2%, to $77.4 million for the year ended December 31, 2017 from $169.1 million for the year ended December 31, 2016.

Total interest expense decreased by $608,000, or 3.7%, to $15.7 million for the year ended December 31, 2017 from $16.3 million for the year ended December 31, 2016. The increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $79.3 million, or 5.6%, to $1.484 billion for the year ended December 31, 2017 from $1.405 billion for the year ended December 31, 2016 as well as a decrease in the average cost of interest-bearing liabilities of 10 basis points to 1.06% for the year ended December 31, 2017 from 1.16% for the year ended December 31, 2016.

The provision for loan losses totaled $2.1 million and $27,000 for the years ended December 31, 2017 and 2016, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2017, the Company experienced $1.9 million in net charge-offs (consisting of $2.14 million in charge-offs and $200,000 in recoveries). During the year ended December 31, 2016, the Company experienced $860,000 in net charge-offs (consisting of $1.08 million in charge-offs and $221,000 in recoveries). The Company had non-performing loans totaling $13.4 million, or .80%, of gross loans at December 31, 2017 and $18.5 million, or 1.23%, of gross loans at December 31, 2016. The allowance for loan losses was $17.3 million, or 1.05%, of gross loans at December 31, 2017 as compared to $17.2 million, or 1.14%, of gross loans at December 31, 2016. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2017 and December 31, 2016.

Total non-interest income increased by $1.4 million, or 22.2%, to $7.5 million for the year ended December 31, 2017 compared with $6.1 million for the year ended December 31, 2016. The increase was primarily attributable to income gained from the sales of other real estate owned properties of $1.6 million for the year ended December 31, 2017 with no comparable gain for the year ended December 31, 2016, a loss on a bulk sale of impaired loans held in the portfolio of $373,000 for the year ended December 31, 2016 with no comparable loss for the year ended December 31, 2017, an increase in sales of investment securities of $97,000 for the year ended December 31, 2017 with no comparable sale for the year ended December 31, 2016, and an increase in other non-interest income of $249,000, or 264.9%,  to $343,000 for the year ended December 31, 2017 from $94,000 for the year ended December 31, 2016. The increase in other non-interest income related to $237,000 of proceeds from a legal settlement in the second quarter of 2017. The increase in total non-interest income was partly offset by a decrease in gains on sales of loans of $969,000, or 29.1%, to $2.4 million for the year ended December 31, 2017 from $3.3 million for the year ended December 31, 2016. The sales of loans and other real estate owned properties is generally based on market conditions.

Total non-interest expense decreased by $851,000, or 1.8%, to $47.0 million for the year ended December 31, 2017 from $47.9 million for the year ended December 31, 2016. Salaries and employee benefits expense decreased by $1.6 million, or 6.2%, to $23.7 million for the year ended December 31, 2017 from $25.3 million for the year ended December 31, 2016. This decrease in both salaries and employee benefits was mainly attributable to a decrease of 51 average full-time equivalent employees, or 14.0%, to 314 for the year ended December 31, 2017 from 365 for the year ended December 31, 2016. Advertising expense decreased by $1.2 million, or 73.0%, to $433,000 for the year ended December 31, 2017 from $1.6 million for the year ended December 31, 2016, partly related to advertising efforts with the opening of several de novo branches in 2016.  Regulatory assessment expense decreased by $441,000, or 28.1%, to $1.1 million for the year ended December 31, 2017 from $1.6 million for the year ended December 31, 2016, primarily related to lower FDIC rates.  Net other real estate owned (“OREO”) expense decreased by $75,000, or 33.9%, to $146,000 for the year ended December 31, 2017 from $221,000 for the year ended December 31, 2016. The decrease in total non-interest expense was partly offset by an increase in professional fees of $1.0 million, or 57.3%, to $2.8 million for the year ended December 31, 2017 from $1.8 million for the year ended December 31, 2016 and merger related costs of $802,000 for the year ended December 31, 2017 with no comparable figure for the year ended December 31, 2016.  The increase in professional fees primarily related to counsel fees and litigation expenses awarded to a plaintiff’s class counsel of $1.0 million in the matter of Kube v. Pamrapo Bancorp, Inc. et al.  Data processing expense increased $148,000, or 5.7%, to $2.7 million for the year ended December 31, 2017 from $2.6 million for the year ended December 31, 2016. Occupancy and equipment expense increased by $106,000, or 1.3%, to $8.3 million for the year ended December 31, 2017 from $8.2 million for the year ended December 31, 2016. Director fees increased by $21,000, or 3.1%, to $691,000 for the year ended December 31, 2017 from $670,000 for the year ended December 31, 2016. The increase in Directors Fees primarily related to the addition of one new director to the Bank’s Board of Directors. Other non-interest expense increased by $295,000, or 4.9%, to $6.3 million for the year ended December 31, 2017 from $6.0 million for the year ended December 31, 2016. Other non-interest expense consists of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision increased $5.0 million, or 94.6%, to $10.2 million for the year ended December 31, 2017 from $5.2 million for the year ended December 31, 2016.  Of the total increase, $2.2 million related to remeasuring net deferred tax assets as revised by GAAP due to the change in corporate tax rate from 35% to the lower 21% rate as a result of the Tax Cut and Jobs Act law enacted in December 2017. The consolidated effective tax rate for the year ended December 31, 2017 was 50.6% compared to 39.7% for the year ended December 31, 2016.

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

The provision for loan losses totaled $27,000 and $2.3 million for the years ended December 31, 2016 and 2015, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2016, the Company experienced $860,000 in net charge-offs (consisting of $1.08 million in charge-offs and $221,000 in recoveries). During the year ended December 31, 2015, the Company experienced $389,000 in net charge-offs (consisting of $462,000 in charge-offs and $73,000 in recoveries). The Company had non-performing loans totaling $18.5 million, or 1.23, of gross loans at December 31, 2016 and $23.4 million, or 1.63%, of gross loans at December 31, 2015. The allowance for loan losses was $17.2 million, or 1.14%, of gross loans at December 31, 2016 as compared to $18.0 million, or 1.25%, of gross loans at December 31, 2015. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2016 and December 31, 2015.

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

At December 31, 2017, the Company had $0 in overnight borrowings outstanding with the FHLB compared to $20 million at December 31, 2016. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings with the FHLB of $189.1 million at December 31, 2017 as compared to $179.1 million at December 31, 2016.

The Company had the ability at December 31, 2017 to obtain additional funding from the FHLB of $57.2 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $419.6 million at December 31, 2017. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

At December 31, 2017 and December 31, 2016, the capital ratios of the Bank and the Company exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized”.

Off-Balance Sheet Arrangements

The Bank engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions include commitments to extend credit and unused lines of credit. While these contractual obligations represent future cash requirements, a portion of our commitments to extend credit may expire without being drawn upon.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments at December 31, 2017.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years

	(In Thousands)
Benefit Plans	$8,158	$598	$1,154	$1,075	$5,331

Borrowed money	185,000	25,000	90,000	70,000	-

Lease obligations	14,127	2,399	4,033	3,281	4,414

Certificates of deposit	664,633	419,586	192,416	52,631	-

Total	$871,918	$447,583	$287,603	$126,987	$9,745

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

Quantitative Analysis.  The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2017. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2017. The following sets forth the Company’s NPV as of December 31, 2017.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+300bp	$183,795	$(69,647)	(27.48)%	10.22%	(269)	bps
+200bp	206,243	(47,199)	(18.62)	11.14	(177)	bps
+100bp	231,194	(22,247)	(8.78)	12.13	(78)	bps
PAR	253,442	-	-	12.92	-	bps
-100bp	266,543	13,101	5.17	13.25	33	bps

_________

bp-basis points

The table above indicates that at December 31, 2017, in the event of a 100 basis point increase in interest rates, we would experience an 8.78% decrease in NPV, as compared to an  8.37% decrease at December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BCB Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. and subsidiaries (collectively the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

Iselin, New Jersey

We have served as the Company’s auditor since 2000.

March 6, 2018

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2017	2016
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$16,460	$12,121
Interest-earning deposits	107,775	52,917
Total cash and cash equivalents	124,235	65,038

Interest-earning time deposits	980	980
Securities available for sale	122,589	94,765
Loans held for sale	1,295	4,153
Loans receivable, net of allowance for loan losses of $17,375 and
$17,209, respectively	1,643,677	1,485,159
Federal Home Loan Bank of New York stock, at cost	10,211	9,306
Premises and equipment, net	18,768	19,382
Accrued interest receivable	6,153	5,573
Other real estate owned	532	3,525
Deferred income taxes	5,144	9,953
Other assets	9,253	10,374
Total Assets	$1,942,837	$1,708,208

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$201,043	$183,821
Interest bearing deposits	1,368,327	1,208,384
Total deposits	1,569,370	1,392,205
Short-term debt	-	20,000
Long-term debt	185,000	155,000
Subordinated debentures	4,124	4,124
Other liabilities	7,889	5,798
Total Liabilities	1,766,383	1,577,127

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 1,342 shares of Series C 6% and Series D 4.5% noncumulative perpetual
preferred stock (liquidation value $10,000 per share) at December 31, 2017 and 1,560 shares of	-	-
Series A, B, and C 6% noncumulative perpetual preferred stock at December 31, 2016
Additional paid-in capital preferred stock	13,241	15,464
Common stock; no par value; 20,000,000 shares authorized, issued 17,572,942 and 13,797,088 at December 31, 2017 and 2016, respectively,
15,042,179 and 11,267,225 shares, respectively outstanding	-	-
Additional paid-in capital common stock	164,230	120,417
Retained earnings	31,241	28,159
Accumulated other comprehensive (loss)	(3,142)	(3,856)
Treasury stock, at cost, 2,530,763 and 2,529,863, respectively	(29,116)	(29,103)
Total Stockholders' Equity	176,454	131,081

Total Liabilities and Stockholders' Equity	$1,942,837	$1,708,208

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(In Thousands, Except for Per Share Data)
Interest income:
Loans, including fees	$73,355	$69,406	$66,628
Mortgage-backed securities	2,360	1,198	651
Municipal bonds and other debt	544	19	-
FHLB stock and other interest earning assets	1,312	732	101
Total interest income	77,571	71,355	67,380

Interest expense:
Deposits:
Demand	2,816	2,090	923
Savings and club	397	379	403
Certificates of deposit	8,838	8,092	6,084
	12,051	10,561	7,410
Borrowings	3,636	5,734	6,459
Total interest expense	15,687	16,295	13,869

Net interest income	61,884	55,060	53,511
Provision for loan losses	2,110	27	2,280

Net interest income, after provision for loan losses	59,774	55,033	51,231

Non-interest income:
Fees and service charges	3,101	3,076	2,061
Gain on sales of loans	2,357	3,326	4,873
Loss on bulk sale of impaired loans held in portfolio	-	(373)	-
Gain on sales of other real estate owned	1,585	-	-
Gain on sales of securities available for sale	97	-	-
Other	343	94	131
Total non-interest income	7,483	6,123	7,065

Non-interest expense:
Salaries and employee benefits	23,706	25,277	23,068
Occupancy and equipment	8,274	8,168	7,635
Data processing service fees	2,747	2,599	4,238
Professional fees	2,834	1,802	1,291
Director fees	691	670	528
Regulatory assessments	1,127	1,568	1,218
Advertising and promotional	433	1,601	2,217
Other real estate owned, net	146	221	574
Merger related expenses	802	-	-
Other	6,284	5,989	5,683
Total non-interest expense	47,044	47,895	46,452

Income before income tax provision	20,213	13,261	11,844
Income tax provision	10,231	5,258	4,814

Net Income	$9,982	$8,003	$7,030
Preferred stock dividends	614	936	917
Net Income available to common stockholders	$9,368	$7,067	$6,113

Net Income per common share-basic and diluted
Basic	$0.76	$0.63	$0.69
Diluted	$0.75	$0.63	$0.69

Weighted average number of common shares outstanding
Basic	12,403	11,238	8,853
Diluted	12,508	11,251	8,875

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)

Net Income	$9,982	$8,003	$7,030
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	2,294	(4,350)	(103)
Income tax (expense) benefit	(937)	1,777	42
Other comprehensive income (loss) on available-for-sale securities	1,357	(2,573)	(61)

Benefit Plans:
Actuarial (loss) gain	(146)	533	(338)
Income tax benefit (expense)	60	(218)	138
Other comprehensive (loss) income on benefit plans	(86)	315	(200)

Total other comprehensive income (loss)	1,271	(2,258)	(261)

Comprehensive income	$11,253	$5,745	$6,769

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

	(In Thousands, except per share data)

Balance at January 1, 2015	$-	$-	$106,711	$25,983	$(29,105)	$(1,337)	$102,252
Issuance of Common Stock	-	-	25,613	-	-	-	25,613
Proceeds from issuance of Series C preferred stock	-	-	3,848	-	-	-	3,848
Stock-based compensation expense	-	-	66	-	-	-	66
Treasury stock adjustment	-	-	-	-	9	-	9
Dividends payable on Series A, B, and C 6%
noncumulative perpetual preferred stock	-	-	-	(917)	-	-	(917)
Cash dividends on common stock ($0.14 per share)	-	-	-	(4,461)	-	-	(4,461)
Dividend reinvestment plan	-	-	253	(253)	-	-	-
Stock purchase plan	-	-	365	-	-	-	365
Net income	-	-	-	7,030	-	-	7,030
Other comprehensive loss	-	-	-	-	-	(261)	(261)
Balance at December 31, 2015	$-	$-	$136,856	$27,382	$(29,096)	$(1,598)	$133,544

Redemption of Series A Preferred Stock	-	-	(1,710)	-	-	-	(1,710)
Stock-based compensation expense	-	-	125	-	-	-	125
Treasury Stock Purchases (600 shares)	-	-	-	-	(7)	-	(7)
Dividends payable on Series A, B and C 6%
noncumulative perpetual preferred stock	-	-	-	(936)	-	-	(936)
Cash dividends on common stock ($0.14 per share)	-	-	-	(6,016)	-	-	(6,016)
Dividend Reinvestment Plan	-	-	274	(274)	-	-	-
Stock Purchase Plan	-	-	336	-	-	-	336
Net income	-	-	-	8,003	-	-	8,003
Other comprehensive loss	-	-	-	-	-	(2,258)	(2,258)
Balance at December 31, 2016	$-	$-	$135,881	$28,159	$(29,103)	$(3,856)	$131,081

Issuance of Common Stock	-	-	42,759	-	-	-	42,759
Redemption of Series A and B Preferred Stock	-	-	(11,720)	-	-	-	(11,720)
Issuance of Series D Preferred Stock	-	-	9,497	-	-	-	9,497
Exercise of Stock Options	-	-	2	-	-	-	2
Stock-based compensation expense	-	-	199	-	-	-	199
Treasury Stock Purchases (900 shares)	-	-	-	-	(13)	-	(13)
Dividends payable on Series C 6% and Series D
4.5% noncumulative perpetual preferred stock	-	-	-	(614)	-	-	(614)
Cash dividends on common stock ($0.14 per share)	-	-	-	(6,544)	-	-	(6,544)
Dividend Reinvestment Plan	-	-	299	(299)	-	-	-
Stock Purchase Plan	-	-	554	-	-	-	554
Net income	-	-	-	9,982	-	-	9,982
Reclassiification due to the adoption of ASU
No. 2018-02	-	-	-	557	-	(557)	-
Other comprehensive gain	-	-	-	-	-	1,271	1,271

Ending balance at December 31, 2017	$-	$-	$177,471	$31,241	$(29,116)	$(3,142)	$176,454

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Cash flows from Operating Activities :	(In Thousands)
Net income	$9,982	$8,003	$7,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,522	2,422	2,149
Amortization and accretion, net	(1,458)	(1,805)	(451)
Provision for loan losses	2,110	27	2,280
Deferred income tax	3,932	1,487	2
Loans originated for sale	(25,751)	(39,081)	(17,764)
Proceeds from sale of loans originated for sale	30,966	40,237	23,749
Gain on sales of loans	(2,357)	(3,326)	(4,873)
Fair value adjustment of other real estate owned	85	278	396
Gain on sales of securities available for sale	(97)	-	-
Gain from sales of other real estate owned	(1,585)	-	-
Loss on bulk sale of impaired loans held in portfolio	-	373	-
Stock compensation expense	199	125	66
(Increase) decrease in accrued interest receivable	(580)	22	(1,141)
Decrease (increase) in other assets	1,121	(1,043)	(2,257)
(Decrease) increase in accrued interest payable	(34)	(228)	239
Increase (decrease) in other liabilities	1,979	(250)	(1,736)
Net Cash Provided by Operating Activities	21,034	7,241	7,689

Cash flows from Investing Activities:
Proceeds from repayments, calls and maturities on securities available for sale	28,083	6,158	1,160
Purchases of securities available for sale	(75,074)	(95,722)	(1,174)
Sale (Purchase) of interest-earning time deposits	-	258	(245)
Proceeds from sales of securities available for sale	21,165	-	-
Proceeds from sales of other real estate owned	5,767	1,146	1,525
Proceeds from bulk sale of impaired loans held in portfolio	-	1,817	-
Net increase in loans receivable	(160,051)	(68,766)	(213,811)
Additions to premises and equipment	(1,908)	(6,077)	(3,581)
(Purchase) sale of Federal Home Loan Bank of New York stock	(905)	1,405	(1,881)

Net Cash Used In Investing Activities	(182,923)	(159,781)	(218,007)

Cash flows from Financing Activities:
Net increase in deposits	177,165	118,276	245,373
Proceeds from long-term debt	85,000	10,000	67,000
Repayments of long-term debt	(55,000)	(55,000)	-
Net change in short term debt	(20,000)	20,000	(26,000)
(Purchase) adjustment of treasury stock	(13)	(7)	9
Cash dividends paid on common stock	(6,544)	(6,016)	(4,461)
Cash dividends paid on preferred stock	(614)	(936)	(917)
Net proceeds from issuance of common stock	43,314	336	25,978
Redemption of preferred stock	(11,720)	-	-
Net proceeds from issuance (redemption) of preferred stock	9,496	(1,710)	3,848
Exercise of stock options	2	-	-

Net Cash Provided By Financing Activities	221,086	84,943	310,830

Net Increase (Decrease) in Cash and Cash Equivalents	59,197	(67,597)	100,512

Cash and Cash Equivalents-Beginning	65,038	132,635	32,123
Cash and Cash Equivalents-Ending	$124,235	$65,038	$132,635

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$4,289	$5,317	$2,384
Interest	$15,722	$16,523	$13,630

Non-cash items:
Transfer of loans to other real estate owned	$1,274	$3,227	$-

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Organization and Stock Offerings

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the NASDAQ Global Market and trades under the symbol “BCBP”.

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

In September 2017, the Company issued and sold in a public offering an aggregate 3,265,306 shares of our common stock at a public offering price of $12.25 per share. The Shares were registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-219617) which became effective on August 10, 2017. On September 19, 2017 the Company’s underwriters exercised, in part, their over-allotment option and purchased an additional 449,796 shares of common stock. The net proceeds totaled approximately $42.8 million, after deducting underwriting discounts and commissions and other offering expenses of $2.8 million payable by us.

In March and April 2017, the Company closed a private placement of Series D Noncumulative Perpetual Preferred Stock, resulting in the issuance of 954 shares of Series D 4.5% Noncumulative Perpetual Preferred Shares for gross proceeds of $9.54 million. The costs associated with the private placement were approximately $42,500. The shares issued are callable by the Company after January 1st, 2020, at $10,000 per share (liquidation preference value). There is no ability to convert the preferred shares to common shares. Dividends on the preferred shares, if and when declared, will be paid quarterly in arrears.

In March 2017, the Company amended its Restated Certificate of Incorporation to revise Article V to amend certain terms related to the Series C 6% Noncumulative Perpetual Preferred Stock and to create a new Series D 4.5% Noncumulative Perpetual Preferred Stock, which sets forth the number of shares to be included in such new series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Such amendment to the Restated Certificate of Incorporation was approved by the Board of Directors of the Company on January 18, 2017.

In January and February 2017, the Company exercised its option to call all of its outstanding Series A and Series B Noncumulative Perpetual Preferred Stock, resulting in an aggregate redemption price of approximately $1,172,000.

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

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements which include the accounts of the Company and its wholly-owned subsidiaries, the Bank, the New Jersey Investment Company, the New York Management Company and Pamrapo Service Corporation, have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2017 and the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks having original maturities of three months or less.

Securities Available for Sale and Held to Maturity

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities (“AFS”) and reported at fair value, with unrealized holding gains or losses, net of applicable deferred income taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Bank can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Bank expects to fully collect the new carrying value of the loans. As such, the Bank may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. The Bank has determined that it cannot reasonably estimate future cash flows on any such acquired loans that are past due 90 days or more and continue to treat them as non-accrual.

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

Impaired loans and performing TDRs are analyzed on an individual basis for collateral impairment or are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied to principal.

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

No impairment charges were recorded related to the FHLB of New York stock during 2017, 2016, or 2015.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2017, the Bank owned four properties totaling $532,000. At December 31, 2016, the Bank owned nine properties totaling $3,525,000.

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

On December 22, 2017 the Tax Cut and Jobs Act was signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. The Company did not recognize any interest and penalties for the years ended December 31, 2017,  2016 and 2015. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2016,  2015, and 2014. The tax years subject to examination by the State taxing authority are the years ended December 31, 2016,  2015,  2014, and 2013. The Company was notified by the IRS in January 2017 that its 2014 consolidated income tax return was selected for examination, which began in March, 2017. The IRS will issue its final report in the first quarter of 2018. The preliminary findings are nominal.

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the years ended December 31, 2017,  2016 and 2015, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the years ended December 31, 2017,  2016 and 2015, the weighted average number of outstanding options considered to be anti-dilutive was 799,300,  418,500,  and 260,500,  respectively.

Stock-Based Compensation Plans

The Company, under plans approved by its stockholders in 2011, 2003 and 2002, has granted stock options to employees and outside directors. See note 12 for additional information as to option grants. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to all options granted are estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility using the respective options’ expected term. The Company used the mid-point of the original vesting period and original option life to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these option awards, which have graded vesting, on a straight-line basis over the requisite service period of these awards.

Benefit Plans

The Company acquired, through the merger with Pamrapo Bancorp, Inc., a non-contributory defined benefit pension plan covering all eligible employees of Pamrapo Savings Bank. Effective January 1, 2010, the defined benefit pension plan (the “Pension Plan”), was frozen by Pamrapo Savings Bank. All benefits for eligible participants accrued in the Pension Plan to January 1, 2010 have been retained. The benefits are based on years of service and employee’s compensation. The Pension Plan is funded in conformity with funding requirements of applicable government regulations. Prior service costs for the Pension Plan generally are amortized over the estimated remaining service periods of employees. Additionally, with the merger with Pamrapo Bancorp, Inc., certain former employees of Pamrapo Savings Bank are covered under a Supplemental Executive Retirement Plan (“SERP”), an unfunded non-qualified deferred retirement plan.  Participants who retire at the age of 65 (the “Normal Retirement Age”), are entitled to an annual retirement benefit equal to 75% of compensation reduced by their retirement plan annual benefits. Participants retiring before the Normal Retirement Age receive the same benefits reduced by a percentage based on years of service to the Company and the number of years prior to the Normal Retirement Age that participants retire.

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

Reclassification

Certain amounts as of and for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current year’s presentation. These changes had  no effect on the Company’s consolidated results of operations or financial position.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The scope of ASC 606 excludes net interest income or other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives, which would then exclude the majority of the Company's revenues. However, the recognition and measurement of certain non-interest income items such as gain on sale of other real estate owned and deposit-related fees, could be affected by ASC 606. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. Implementation of the guidance will not have a material impact on the Company's consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance will be effective for the Company in 2019. Once effective, the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company is currently assessing the impacts this new standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements. The amendments are effective for the Company in 2020. The Company has begun evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations. The effect of this change cannot be ascertained at this point, and will depend upon factors including asset components, asset quality and market conditions at the adoption date.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments in this update requires that an entity account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for the Company on a prospective basis in 2018. Due to prospective application, the new guidance is not expected to have an impact on the Company’s consolidated financial statements upon adoption.

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

On May 1, 2006, the Bank renegotiated the lease to a twenty-five year term. The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the Consolidated Statements of Operations for 2017, 2016, and 2015, within occupancy expense of premises. The rent is to be adjusted every five years thereafter at the fair market rental value at the end of each preceding five year period. The Bank expects to pay New Bay $165,000 for the year 2018.

On February 8, 2012, the Bank entered into a two year lease, which has been extended, for a warehouse with a Director of the Bank. The purpose of the lease is to store documents, consumable supplies, equipment, and furniture not currently in use by the Bank. The Bank paid $20,400 a year, which is reflected in the Consolidated Statement of Operations for 2017, 2016 and 2015 within occupancy expense of premises. The Bank expects to pay $20,400 for the year 2018.

The Bank leases a property in Woodbridge, New Jersey from ACB Development LLC, a portion of which is owned by two Directors of the Bank and the Company. Payments under the lease currently total $14,508 per month. The Bank paid $173,207,  $172,352, and $190,580 in rent in the years 2017, 2016 and 2015, which is reflected in the Consolidated Statement of Operations for 2017, 2016 and 2015 within occupancy expense of premises. The Bank expects to pay $174,092 for the year 2018.

On March 6, 2014, the Bank entered into a ten year lease of property in Rutherford, New Jersey with 190 Park Avenue, LLC, which is owned by two Directors of the Bank and the Company. The rent is $6,677 per month and lease payments of $92,635,  $33,350 and $33,350 were made in years 2017, 2016 and 2015, which is reflected in the 2017, 2016, and 2015 Consolidated Statement of Operations within occupancy expense of premises. The Bank expects to pay $80,122 for the year 2018.

On May 12th, 2016, the Bank entered into a 5 year lease of property in Lyndhurst, New Jersey with 734 Ridge Realty, LLC, which is owned by two Directors of the Bank and the Company. The rent is $7,350 per month and lease payments of $88,200 and $44,100 were made in years 2017 and 2016, which is reflected in the Consolidated Statement of Operations for 2017 and 2016 within occupancy expense of premises. The Bank expects to pay $88,200 for the year 2018.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4- Securities Available for Sale

The following table presents by maturity the amortized cost and gross unrealized gains and losses on securities available for sale as of December 31, 2017 and December 31, 2016. The preferred stock does not have a maturity date.

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Due after one year through five years	$3,276	$4	$76	$3,204
Due after five years through ten years	622	-	10	612
Due after ten years	110,156	44	2,222	107,978

Municipal obligations:
Due within one year	2,506	-	4	2,502
Preferred Stock:	-	-	-	-
Due after 10 years	8,118	235	60	8,293
	$124,678	$283	$2,372	$122,589

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities
Due after five years through ten years	$6,230	$23	$86	$6,167
Due after ten years	80,594	65	4,354	76,305

Municipal obligations:
Due within one year	6,968	-	7	6,961
Preferred Stock:
Due after 10 years	5,356	-	24	5,332
	$99,148	$88	$4,471	$94,765

The expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2017
Residential mortgage-backed securities	$94,909	$1,951	$12,309	$357	$107,218	$2,308
Municipal obligations	2,502	4	-	-	2,502	4
Preferred stock	3,469	60	-	-	3,469	60
	$100,880	$2,015	$12,309	$357	$113,189	$2,372

December 31, 2016
Residential mortgage-backed securities	$74,672	$4,313	$3,379	$127	$78,051	$4,440
Municipal obligations	6,961	7	-	-	6,961	7
Preferred stock	1,983	24	-	-	1,983	24
	$83,616	$4,344	$3,379	$127	$86,995	$4,471

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At December 31, 2017 and 2016, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities, municipal obligations, and preferred stock on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these residential mortgage-backed securities, at December 31, 2017 to be temporary.

Note 5 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at December 31, 2017 and December 31, 2016 by segment and class:

	December 31, 2017	December 31, 2016
	(In Thousands)
Originated loans:
Residential one-to-four family	$182,544	$142,081
Commercial and multi-family	1,213,390	1,056,806
Construction	50,497	70,867
Commercial business(1)	66,775	63,444
Home equity(2)	38,725	32,417
Consumer	1,183	1,269

Sub-total	1,553,114	1,366,884

Acquired loans recorded at fair value:
Residential one-to-four family	47,808	56,310
Commercial and multi-family	46,609	60,422
Construction	-	-
Commercial business(1)	4,057	4,460
Home equity(2)	8,955	13,877
Consumer	122	225

Sub-total	107,551	135,294

Acquired loans with deteriorated credit:
Residential one-to-four family	1,413	1,443
Commercial and multi-family	731	753
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total	2,144	2,196

Total Loans	1,662,809	1,504,374

Less:
Deferred loan fees, net	(1,757)	(2,006)
Allowance for loan losses	(17,375)	(17,209)

	(19,132)	(19,215)

Total Loans, net	$1,643,677	$1,485,159

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

At December 31, 2017 and 2016, loans serviced by the Bank for the benefit of others totaled approximately $256.9 million and  $184.1 million, respectively.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in loans receivable in accompanying Consolidated Statements of Financial Condition. (In Thousands):

	December 31,	December 31,
	2017	2016

Unpaid principal balance	$114,542	$140,049
Recorded investment	109,695	137,490

The following table presents changes in the accretable discount on loans acquired for the years ended December 31, 2017 and 2016. (In Thousands):

	Years Ended December 31,
	2017	2016

Balance, Beginning of Period	$39,119	$53,612
Accretion	(10,983)	(14,976)
Net Reclassification from Non-Accretable Yield	328	483
Balance, End of Period	$28,464	$39,119

The following table presents changes in the non-accretable yield on loans acquired for the years ended December 31, 2017 and 2016. (In Thousands):

	Years Ended December 31,
	2017	2016

Balance, Beginning of Period	$2,558	$3,041
Net Reclassification to Accretable Difference	(328)	(483)
Balance, End of Period	$2,230	$2,558

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The Bank grants loans to its officers and directors and to their associates. The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2017	2016

	(In Thousands)

Balance – beginning	$8,552	$12,444
Loans originated	-	386
Collections of principal	(1,075)	(1,461)
Change in related party status	13,624	(2,817)

Balance - ending	$21,101	$8,552

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

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Construction lending is generally considered to involve a greater potential risk due to the concentration of principal in a limited number of loans and borrowers and the effects of the general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Bank than construction loans to individuals on their personal residence.

Commercial and multi-family real estate lending entails additional risks as compared with residential family property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions generally.

Commercial business lending, including lines of credit, is generally considered to have greater potential risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans are primarily secured by inventories and other business assets. In most cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

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

Criticized and Classified Assets.  Our policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of December 31, 2017, we had $49,000 in assets classified as losses, of which $49,000 were classified as impaired, and $21.7 million in assets classified as substandard, of which $21.7 million were classified as impaired.  The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies.  The grades assigned and definitions are as follows, and loans graded excellent, above average, good and watch list (risk ratings 1-5) are treated as “pass” for grading purposes. The “criticized” risk rating (6) and the “classified” risk rating (7-9) are detailed below:

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

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2017 and recorded investment in loans receivable at December 31, 2017. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans	$2,098	$10,621	$736	$3,079	$374	$2	$69		$16,979
Acquired loans recorded at fair value	170	-	-	-	4	-	-		174
Acquired loans with deteriorated credit	43	13	-	-	-	-	-		56
Beginning Balance, January 1, 2017	2,311	10,634	736	3,079	378	2	69		17,209

Charge-offs:
Originated Loans	-	190	-	1,553	-	11	-	-	1,754
Acquired loans recorded at fair value	336	-	-	-	54	-	-	-	390
Acquired loans with deteriorated credit	-	-	-	-	-	-	-	-	-
Sub-total	336	190	-	1,553	54	11	-		2,144

Recoveries:
Originated Loans	-	182	-	-	-	-	-		182
Acquired loans recorded at fair value	-	-	-	-	-	-	-		-
Acquired loans with deteriorated credit	-	-		18	-	-	-		18
Sub-total	-	182	-	18	-	-	-		200

Provisions:
Originated Loans	270	1,043	(218)	492	(36)	15	108		1,674
Acquired loans recorded at fair value	408	-	-	-	50	-	-		458
Acquired loans with deteriorated credit	(3)	(1)	-	(18)	-	-	-		(22)
Sub-total	675	1,042	(218)	474	14	15	108		2,110

Totals:
Originated Loans	2,368	11,656	518	2,018	338	6	177		17,081
Acquired loans recorded at fair value	242	-	-	-	-	-	-		242
Acquired loans with deteriorated credit	40	12	-	-	-	-	-		52
Ending Balance, December 31, 2017	$2,650	$11,668	$518	$2,018	$338	$6	$177		$17,375

Loans Receivables:

Ending Balance Originated Loans	182,544	1,213,390	50,497	66,775	38,725	1,183	-		1,553,114
Ending Balance Acquired Loans	47,808	46,609	-	4,057	8,955	122	-		107,551
Ending Balance Acquired loans with deteriorated credit	1,413	731	-	-	-	-	-		2,144
Total Gross Loans	$231,765	$1,260,730	$50,497	$70,832	$47,680	$1,305	-		$1,662,809

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	7,944	12,212	-	1,780	1,042	-	-		22,978
Ending Balance Acquired Loans	7,548	5,032	-	-	302	-	-		12,882
Ending Balance Acquired loans with deteriorated credit	1,413	513	-	-	-	-	-		1,926
Ending Balance Loans individually evaluated
for impairment	$16,905	$17,757	$-	$1,780	$1,344	$-	$-		$37,786

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans	174,600	1,201,178	50,497	64,995	37,683	1,183	-		1,530,136
Ending Balance Acquired Loans	40,260	41,577	-	4,057	8,653	122	-		94,669
Ending Balance Acquired loans with deteriorated credit	-	218	-	-	-	-	-		218
Ending Balance Loans collectively evaluated
for impairment	$214,860	$1,242,973	$50,497	$69,052	$46,336	$1,305	$-		$1,625,023

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

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans	$2,107	$11,643	$722	$1,749	$369	$879	$168		$17,637
Acquired loans recorded at fair value	270	17	-	-	50	-	-		337
Acquired loans with deteriorated credit	47	14	-	4	3	-	-		68
Beginning Balance, January 1, 2016	2,424	11,674	722	1,753	422	879	168		18,042

Charge-offs:
Originated Loans	-	367	-	160	-	-	-	-	527
Acquired loans recorded at fair value	459	38	-	3	54	-	-	-	554
Acquired loans with deteriorated credit	-	-	-	-	-	-	-	-	-
Sub-total	459	405	-	163	54	-	-		1,081

Recoveries:
Originated Loans	-	74	-	-	-	-	-		74
Acquired loans recorded at fair value	-	4	-	-	14	-	-		18
Acquired loans with deteriorated credit	-	-	-	129	-	-	-		129
Sub-total	-	78	-	129	14	-	-		221

Provisions:
Originated Loans	(9)	(729)	14	1,490	5	(877)	(99)		(205)
Acquired loans recorded at fair value	359	17	-	3	(6)	-	-		373
Acquired loans with deteriorated credit	(4)	(1)	-	(133)	(3)	-	-		(141)
Sub-total	346	(713)	14	1,360	(4)	(877)	(99)		27

Totals:
Originated Loans	2,098	10,621	736	3,079	374	2	69		16,979
Acquired loans recorded at fair value	170	-	-	-	4	-	-		174
Acquired loans with deteriorated credit	43	13	-	-	-	-	-		56
Ending Balance, December 31, 2016	$2,311	$10,634	$736	$3,079	$378	$2	$69		$17,209

Loans Receivables:

Ending Balance Originated Loans	142,081	1,056,806	70,867	63,444	32,417	1,269	-		1,366,884
Ending Balance Acquired Loans	56,310	60,422	-	4,460	13,877	225	-		135,294
Ending Balance Acquired loans with deteriorated credit	1,443	753	-	-	-	-	-		2,196
Total Gross Loans	$199,834	$1,117,981	$70,867	$67,904	$46,294	$1,494	$-		$1,504,374

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	10,651	12,325	6	4,088	1,362	-	-		28,432
Ending Balance Acquired Loans	7,600	6,356	-	-	1,065	-	-		15,021
Ending Balance Acquired loans with deteriorated credit	1,443	523	-	-	-	-	-		1,966
Ending Balance Loans individually evaluated
for impairment	$19,694	$19,204	$6	$4,088	$2,427	$-	$-		$45,419

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans	131,430	1,044,481	70,861	59,356	31,055	1,269	-		1,338,452
Ending Balance Acquired Loans	48,710	54,066	-	4,460	12,812	225	-		120,273
Ending Balance Acquired loans with deteriorated credit	-	230	-	-	-	-	-		230
Ending Balance Loans collectively evaluated
for impairment	$180,140	$1,098,777	$70,861	$63,816	$43,867	$1,494	$-		$1,458,955
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

		Commercial		Commercial	Home
	Residential	& Multi-family	Construction	Business (1)	equity (2)	Consumer		Unallocated	Total
Allowance for credit losses:

Originated Loans:	$2,364	$10,028	$1,080	$876	$333		$449	$121		$15,251
Acquired loans recorded at fair value:	417	102	-	-	58		-	-		577
Acquired loans with deteriorated credit:	64	23	-	233	3	-	-	-		323
Beginning Balance, January 1, 2015	2,845	10,153	1,080	1,109	394		449	121		16,151

Charge-offs:
Originated Loans:	-	10	-	80	-		-	-	-	90
Acquired loans recorded at fair value:	67	-	-	-	106		-	-	-	173
Acquired loans with deteriorated credit:	-	-	-	199	-		-	-	-	199
Sub-total:	67	10	-	279	106		-	-		462

Recoveries:
Originated Loans:	-	70	-	-	-		-	-		70
Acquired loans recorded at fair value:	-	-	-	-	3		-	-		3
Acquired loans with deteriorated credit:	-	-	-	-	-		-	-		-
Sub-total:	-	70	-	-	3		-	-		73

Provisions:
Originated Loans:	(257)	1,555	(358)	953	36		430	47		2,406
Acquired loans recorded at fair value:	(80)	(85)	-	-	95		-	-		(70)
Acquired loans with deteriorated credit:	(17)	(9)	-	(30)	-		-	-		(56)
Sub-total:	(354)	1,461	(358)	923	131		430	47		2,280

Totals:
Originated Loans:	2,107	11,643	722	1,749	369		879	168		17,637
Acquired loans recorded at fair value:	270	17	-	-	50		-	-		337
Acquired loans with deteriorated credit:	47	14	-	4	3		-	-		68
Ending Balance, December 31, 2015	$2,424	$11,674	$722	$1,753	$422		$879	$168		$18,042

Loans Receivables:

Ending Balance Originated Loans:	117,165	982,828	64,008	70,340	31,237		2,365	-		1,267,943
Ending Balance Acquired Loans:	67,587	79,308	-	4,281	18,851		263	-		170,290
Ending Balance Acquired loans with deteriorated credit:	1,474	669	-	167	71		-	-		2,381
Total Gross Loans:	$186,226	$1,062,805	$64,008	$74,788	$50,159		$2,628	$-		$1,440,614

Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans:	9,120	14,681	-	4,203	1,456		1,463	-		30,923
Ending Balance Acquired Loans:	9,885	6,775	-	-	1,363		-	-		18,023
Ending Balance Acquired loans with deteriorated credit:	1,474	426	-	167	71		-	-		2,138
Ending Balance Loans individually evaluated
for impairment:	$20,479	$21,882	$-	$4,370	$2,890		$1,463	$-		$51,084

Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans:	108,045	968,147	64,008	66,137	29,781		902	-		1,237,020
Ending Balance Acquired Loans:	57,702	72,533	-	4,281	17,488		263	-		152,267
Ending Balance Acquired loans with deteriorated credit:	-	243	-	-	-		-	-		243
Ending Balance Loans collectively evaluated
for impairment:	$165,747	$1,040,923	$64,008	$70,418	$47,269		$1,165	$-		$1,389,530

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5- Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio, at December 31, 2017 and 2016, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of December 31, 2017 and 2016, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of December 31, 2017	As of December 31, 2016
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$2,545	$3,693
Commercial and multi-family	6,762	5,437
Construction	-	-
Commercial business(1)	299	726
Home equity(2)	201	416
Consumer	-	6

Sub-total:	$9,807	$10,278

Acquired loans recorded at fair value:
Residential one-to-four family	$2,372	$3,429
Commercial and multi-family	850	1,182
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	7	763
Consumer	-	-

Sub-total:	$3,229	$5,374

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-
Commercial and multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	$-	$-

Total	$13,036	$15,652

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2017, 2016 and 2015 would have been approximately $919,000,  $1.06 million and $1.13 million, respectively. Interest income recognized on such loans was approximately $622,000,  $798,000 and $326,000 respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2017 and 2016, there were $315,000 and $2.8 million, respectively, of loans which were more than ninety days past due and still accruing interest.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class for the years ended December 31, 2017 and December 31, 2016. (In Thousands):

	As of December 31, 2017			As of December 31, 2016
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$2,073	$2,236	$-	$5,158	$5,341	$-
Commercial and multi-family	12,212	12,763	-	10,498	10,722	-
Construction	-	-	-	6	6	-
Commercial business(1)	181	908	-	1,022	1,966	-
Home equity(2)	885	932	-	1,022	1,101	-
Consumer	-	-	-	-	-	-

Sub-total:	$15,351	$16,839	$-	$17,706	$19,136	$-

Acquired loans recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$4,119	$4,285	$-	$5,577	$6,149	$-
Commercial and Multi-family	3,772	3,773	-	5,575	5,710	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	216	268	-	545	650	-
Consumer	-	-	-	-	-	-

Sub-total:	$8,107	$8,326	$-	$11,697	$12,509	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,413	$2,031	$-	$1,443	$2,069	$-
Commercial and Multi-family	513	537	-	523	552	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$1,926	$2,568	$-	$1,966	$2,621	$-

Total Impaired Loans
with no related allowance recorded:	$25,384	$27,733	$-	$31,369	$34,266	$-

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class for the years ended December 31, 2017 and December 31, 2016. (In Thousands):

	As of December 31, 2017			As of December 31, 2016
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$5,871	$5,871	$508	$5,493	$5,493	$496
Commercial and Multi-family	-	-	-	1,827	1,866	380
Construction	-	-	-	-	-	-
Commercial business(1)	1,599	2,431	1,033	3,066	4,006	2,359
Home equity(2)	157	157	25	340	340	32
Consumer	-	-	-	-	-	-

Sub-total:	$7,627	$8,459	$1,566	$10,726	$11,705	$3,267

Acquired loans recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$3,429	$3,580	$281	$2,023	$2,080	$202
Commercial and Multi-family	1,260	1,313	179	781	781	37
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	86	86	7	520	571	24
Consumer	-	-	-	-	-	-

Sub-total	$4,775	$4,979	$467	$3,324	$3,432	$263

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$-	$-	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$12,402	$13,438	$2,033	$14,050	$15,137	$3,530

Total Impaired Loans
with no related allowance recorded:	$25,384	$27,733	$-	$31,369	$34,266	$-

Total Impaired Loans:	$37,786	$41,171	$2,033	$45,419	$49,403	$3,530

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with no related allowance recorded by portfolio class for the years ended December 31, 2017 and 2016. (In Thousands):

	Years Ended December 31,
	2017	2017	2016	2016

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$2,859	$39	$4,613	$281
Commercial and multi-family	12,351	271	10,820	563
Construction	-	-	746	-
Commercial business(1)	441	-	1,678	116
Home equity(2)	878	38	1,002	60
Consumer	-	-	2	-

Sub-total:	$16,529	$348	$18,861	$1,020

Acquired loans recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$4,758	$138	$5,234	$345
Commercial and Multi-family	3,996	220	5,055	332
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	454	13	583	37
Consumer	-	-	-	-

Sub-total:	$9,208	$371	$10,872	$714

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,423	$87	$1,455	$89
Commercial and Multi-family	517	27	527	28
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	-	-	19	-
Consumer	-	-	-	-

Sub-total:	$1,940	$114	$2,001	$117

Total Impaired Loans
with no related allowance recorded:	$27,677	$833	$31,734	$1,851

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with allowance recorded by portfolio class for the years ended December 31, 2017 and 2016. (In Thousands):

	Years Ended December 31,
	2017	2017	2016	2016

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$6,024	$213	$5,564	$253
Commercial and Multi-family	421	-	3,122	39
Construction	-	-	-	-
Commercial business(1)	2,958	81	2,406	139
Home equity(2)	221	6	278	16
Consumer	-	-	632	-

Sub-total:	$9,624	$300	$12,002	$447

Acquired loans recorded at fair value
with an allowance recorded:

Residential one-to-four family	$2,989	$118	$3,342	$69
Commercial and Multi-family	1,601	38	1,077	44
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	96	6	674	17
Consumer	-	-	-	-

Sub-total	$4,686	$162	$5,093	$130

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$-	$-	$-	$-
Commercial and Multi-family	-	-	-	-
Construction	-	-	-	-
Commercial business(1)	-	-	41	-
Home equity(2)	-	-	-	-
Consumer	-	-	-	-

Sub-total:	$-	$-	$41	$-

Total Impaired Loans
with an allowance recorded:	$14,310	$462	$17,136	$577

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2017, excluding the purchase impairment mark on the acquired loans with deteriorated credit:

	Accrual		Non-accrual		Total
December 31, 2017	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Actual)	(In Thousands)	(Actual)	(In Thousands)	(Actual)	(In Thousands)
Originated loans:
Residential one-to-four family	5	$2,352	2	$1,086	7	$3,438
Commercial and multi-family	8	4,846	8	5,416	16	10,262
Construction	-	-	-	-	-	-
Commercial business(1)	1	411	2	57	3	468
Home equity(2)	5	786	1	44	6	830
Consumer	-	-	-	-	-	-

Sub-total:	19	$8,395	13	$6,603	32	$14,998

Acquired loans recorded at fair value:
Residential one-to-four family	21	$4,992	4	$1,215	25	$6,207
Commercial and Multi-family	11	3,840	1	590	12	4,430
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	2	262	-	-	2	262
Consumer	-	-	-	-	-	-

Sub-total:	34	$9,094	5	$1,805	39	$10,899

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,031			$5	$2,031
Commercial and Multi-family	1	538			1	538
Construction	-	-			-	-
Commercial business(1)	-	-			-	-
Home equity(2)	-	-			-	-
Consumer	-	-			-	-

Sub-total:	6	$2,569	-	$-	6	$2,569

Total	59	$20,058	18	$8,408	77	$28,466

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
			.
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

The following table summarizes information in regards to troubled debt restructurings during the year ended December 31, 2017 (In thousands):

Year Ended December 31, 2017		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$1,445	$1,556
Commercial and multi-family	3	4,441	4,608
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	5	$5,886	$6,164

Acquired loans recorded at fair value:
Residential one-to-four family	5	$1,052	$1,266
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	5	$1,052	$1,266

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-	$-
Commercial and Multi-family	-	-	-
Construction	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-
Consumer	-	-	-

Sub-total:	-	$-	$-

Total	10	$6,938	$7,430

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings during the year ended December 31, 2016 (In thousands):

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

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default, within twelve months of restructuring, (In thousands):

Year Ended December 31, 2017
	Number of Contracts	Recorded Investment

Originated loans:
Residential one-to-four family	1	$297
Commercial and multi-family	2	3,400
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	3	$3,697

Acquired loans recorded at fair value:
Residential one-to-four family	2	$388
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	2	$388

Acquired loans with deteriorated credit:
Residential one-to-four family	-	$-
Commercial and Multi-family	-	-
Construction	-	-
Commercial business(1)	-	-
Home equity(2)	-	-
Consumer	-	-

Sub-total:	-	$-

Total	5	$4,085

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

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2017:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,358	$1,604	$2,273	$5,235	$177,309	$182,544	$-
Commercial and multi-family	20,210	887	-	21,097	1,192,293	1,213,390	-
Construction	5,687	-	-	5,687	44,810	50,497	-
Commercial business(1)	161	640	103	904	65,871	66,775	-
Home equity(2)	314	215	44	573	38,152	38,725	-
Consumer	8	-	-	8	1,175	1,183	-

Sub-total:	$27,738	$3,346	$2,420	$33,504	$1,519,610	$1,553,114	$-

Acquired loans recorded at fair value:
Residential one-to-four family	$643	$379	$1,738	$2,760	$45,048	47,808	$315
Commercial and multi-family	1,539	-	850	2,389	44,220	46,609	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	92	-	-	92	3,965	4,057	-
Home equity(2)	240	324	7	571	8,384	8,955	-
Consumer	-	-	-	-	122	122	-

Sub-total:	$2,514	$703	$2,595	$5,812	$101,739	$107,551	$315

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,413	$1,413	$-
Commercial and multi-family	-	-	-	-	731	731	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$-	$-	$2,144	$2,144	$-

Total	$30,252	$4,049	$5,015	$39,316	$1,623,493	$1,662,809	$315
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

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2017. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$174,985	$5,014	$2,545	$-	$-	$182,544
Commercial and multi-family	1,199,786	2,676	10,928	-	-	1,213,390
Construction	50,262	235	-	-	-	50,497
Commercial business(1)	63,323	1,672	1,738	-	42	66,775
Home equity(2)	38,018	451	256	-	-	38,725
Consumer	1,177	6	-	-	-	1,183

Sub-total:	$1,527,551	$10,054	$15,467	$-	$42	$1,553,114

Acquired loans recorded at fair value:
Residential one-to-four family	$44,472	$481	$2,855	$-	$-	47,808
Commercial and multi-family	43,569	402	2,638	-	-	46,609
Construction	-	-	-	-	-	-
Commercial business(1)	4,057	-	-	-	-	4,057
Home equity(2)	8,896	20	32	-	7	8,955
Consumer	122	-	-	-	-	122

Sub-total:	$101,116	$903	$5,525	$-	$7	$107,551

Acquired loans with deteriorated credit:
Residential one-to-four family	$153	$571	$689	$-	$-	1,413
Commercial and multi-family	218	513	-	-	-	731
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$371	$1,084	$689	$-	$-	$2,144

Total Gross Loans	$1,629,038	$12,041	$21,681	$-	$49	$1,662,809

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

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Premises and Equipment

	December 31,
	2017	2016
	(In Thousands)

Land	$2,116	$2,116
Buildings and improvements	14,853	14,662
Leasehold improvements	5,968	4,987
Furniture, fixtures and equipment	10,800	10,064

	33,737	31,829
Accumulated depreciation and amortization	(14,969)	(12,447)

	$18,768	$19,382

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $2,522,000, $2,422,000 and $2,149,000, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Rental expenses, included in occupancy expense of premises, related to the occupancy of premises and related shared costs for common areas totaled $2,448,000, $2,410,000,  and $1,990,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The minimum obligation under non-cancelable lease agreements expiring through December 31, 2032, for each of the years ended December 31 is as follows (In Thousands):

2018	$2,399
2019	2,065
2020	1,968
2021	1,728
2022	1,553
Thereafter	4,414

$14,127

Note 7 - Interest Receivable

The distribution of interest receivable at December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
	(In Thousands)

Loans	$5,845	$5,359
Securities	308	214

	$6,153	$5,573

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Deposits

The distribution of deposits at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(In Thousands)

Demand:
Non-interest bearing	$201,043	$183,821
Interest bearing	297,040	281,773
Money market	258,632	125,614
	756,715	591,208

Savings and club	148,022	260,122
Certificates of deposit	664,633	540,875

	$1,569,370	$1,392,205

Deposits of certain municipalities and local government agencies are collateralized by $63 million of investment securities and by a $46 million Municipal Letter of Credit with the Federal Home Loan Bank (“FHLB”).

At December 31, 2017 and 2016, certificates of deposit of $250,000 or more totaled approximately $198.5 million and $172.5 million, respectively.

At December 31, 2017, deposits from officers, directors and their associates totaled approximately $7.2 million.

The scheduled maturities of certificates of deposit at December 31, 2017, were as follows (In thousands):

Amount

2018	$419,586
2019	127,723
2020	64,693
2021	31,562
2022	21,069
Thereafter	-
$664,633

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Short-Term Debt and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2017	2016	2015

	Amount	Amount	Amount
	( In Thousands)
Balance at end of period	$-	$20,000	$-
Average balance outstanding during the year	$1,016	$103	$595
Highest month-end balance during the year	$35,000	$20,000	$3,000
Average interest rate during the year	1.02%	0.88%	0.37%
Weighted average interest rate at year-end	-%	1%	-%

Long-term debt consists of the following:

		December 31,
		2017		2016
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,

	2017	-%	$-	4.45%	$55,000[
	2018	1.41	25,000	1.41	25,000
	2019	1.86	50,000	1.85	23,000
	2020	1.68	40,000	1.46	20,000
	2021	1.83	38,000	1.76	10,000
	2022	2.03	32,000	1.98	22,000

		1.78%	$185,000	2.66%	$155,000

At December 31, 2017 and 2016 loans with carrying values of approximately $400.2 million and $403.5 million, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. No securities were pledged at December 31, 2017 and 2016.

At December 31, 2017, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $970,953,500, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50% of total assets is recalculated each quarter.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Subordinated Debentures (In Thousands):

The following table summarizes the mandatory redeemable trust preferred securities of the Company’s Statutory Trust I at December 31, 2017.

Issuance Date	Securities Issued	Liquidation Value	Coupon Rate	Maturity	Callable by Issuer Beginning

6/17/2004	$4,124,000	$1,000 per Capital Security	Floating 3-month LIBOR + 265 Basis Points	6/17/2034	6/17/2009

The Trust Preferred floating rate junior subordinated debenture interest rate adjusts quarterly. The rate paid as of December 31, 2017 and 2016, respectively, was 4.250% and 3.643%.

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

The final rule became effective for the Bank and the Company on January 1, 2015.  The capitalization buffer is being phased in which started at 0.625% in 2016 and increasing by 0.625% annually until it reaches 2.5% in 2019. The Bank and the Company currently comply with the minimum capital requirements set forth in the final rule. The Company’s capital adequacy guidelines are not materially different than the capital adequacy guidelines for the Bank.

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

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2017
Bank
Total capital (to risk-weighted assets)	$199,637	13.24%	$120,605	8.00%	$150,757	10.00%
Tier 1 capital (to risk-weighted assets)	182,262	12.09	90,454	6.00	120,605	8.00
Common Equity Tier 1 (to risk-weighted assets)	182,262	12.09	67,841	4.50	97,992	6.50
Tier 1 capital (to average assets)	182,262	9.50	76,712	4.00	95,890	5.00

Company
Total capital (to risk-weighted assets)	$201,095	13.33%	$120,605	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	183,720	12.18	90,495	6.00	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)	166,355	11.03	67,871	4.50	N/A	N/A
Tier 1 capital (to average assets)	183,720	9.58	76,733	4.00	N/A	N/A

As of December 31, 2016
Bank
Total capital (to risk-weighted assets)	$154,923	11.34%	$109,330	8.00%	$136,663	10.00%
Tier 1 capital (to risk-weighted assets)	137,839	10.09	81,998	6.00	109,330	8.00
Common Equity Tier 1 (to risk-weighted assets)	137,839	10.09	61,498	4.50	88,831	6.50
Tier 1 capital (to average assets)	137,839	8.10	68,074	4.00	85,092	5.00

Company
Total capital (to risk-weighted assets)	$156,152	11.42%	$109,372	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	139,061	10.17	82,029	6.00	N/A	N/A
Common Equity Tier 1 (to risk-weighted assets)	119,473	8.74	61,522	4.50	N/A	N/A
Tier 1 capital (to average assets)	139,061	8.17	68,117	4.00	N/A	N/A

As of December 31, 2017 and 2016, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

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

The following tables set forth the Pension Plan's funded status at December 31, 2017 and 2016 and components of net periodic pension cost for the years ended December 31, 2017 and 2016:

Change in Benefit Obligation:	December 31,
	2017	2016
	(In Thousands)

Benefit obligation, beginning of year	$7,488	$7,811
Interest cost	300	328
Actuarial loss (gain)	695	(52)
Benefits paid	(481)	(500)
Lump sum distributions	(77)	(99)
Benefit obligation, ending	$7,925	$7,488

Change in Plan Assets:

Fair value of assets, beginning of year	$7,646	$6,569
Actual return on plan assets	875	876
Employer contributions	-	800
Benefits paid	(481)	(500)
Lump sum distributions	(77)	(99)

Fair value of assets, ending	$7,963	$7,646

Reconciliation of Funded Status:

Accumulated benefit obligation	$7,925	$7,488

Projected benefit obligation	$7,925	$7,488

Fair value of assets	7,963	7,646

Funded (unfunded) status, included in other liabilities, net	$38	$158

Valuation assumptions used to determine
benefit obligation at period end:

Discount rate	3.60%	4.14%

Salary increase rate	N/A	N/A

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plans (Continued)

Net Periodic Pension Expense:	December 31,
	2017	2016
	(In Thousands)

Interest cost	$300	$328
Expected return on assets	(444)	(541)
Amortization of net loss	118	146

Net Periodic Pension Cost (Credit)	$(26)	$(67)

Valuation assumptions used to determine net periodic benefit cost for the year:

Discount rate	4.14%	4.34%
Long term rate of return on plan assets	6.00%	8.00%
Salary increase rate	N/A	N/A

At December 31, 2017 and December 31, 2016,  unrecognized net loss of $(2,245,000) and $(2,100,000), respectively, was included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30. None of the unrecognized net loss is expected to be recognized in net periodic pension expense for the year ended December 31, 2018.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

Plan Assets

Investment Policies and Strategies

The primary long-term objective for the Pension Plan is to maintain assets at a level that will sufficiently cover future beneficiary obligations. The Pension Plan will be structured to include a volatility reducing component (the fixed income commitment) and a growth component (the equity commitment).

To achieve the Bank’s long-term investment objectives, the trustee will invest the assets of the Pension Plan in a diversified combination of asset classes, investment strategies, and pooled vehicles. The asset allocation guidelines in the table below reflect the Bank’s risk tolerance and long-term objectives for the Pension Plan. These parameters will be reviewed on a regular basis and subject to change following discussions between the Bank and the trustee.

Initially, the following asset allocation targets and ranges will guide the trustee in structuring the overall allocation in the Pension Plan’s investment portfolio. The Bank or the trustee may amend these allocations to reflect the most appropriate standards consistent with changing circumstances. Any such fundamental amendments in strategy will be discussed between the Bank and the trustee prior to implementation.

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
	Minimum	Target	Maximum
Equity
Large-Cap U.S.		48%
Mid/Small-Cap U.S.		14%
Non-U.S.		0%
Total-Equity	40%	62%	60%

Fixed Income
Long/Short Duration		37%
Money Market/Certificates of Deposit		1%
Total-Fixed Income	40%	38%	60%

The parameters for each asset class provide the trustee with the latitude for managing the Pension Plan within a minimum and maximum range. The trustee will have full discretion to buy, sell, invest and reinvest in these asset segments based on these guidelines which includes allowing the underlying investments to fluctuate within the stated policy ranges. The Pension Plan will maintain a cash equivalents component (not to exceed 3% under normal circumstances) within the fixed income allocation for liquidity purposes.

The trustee will monitor the actual asset segment exposures of the Pension Plan on a regular basis and, periodically, may adjust the asset allocation within the ranges set forth above as it deems appropriate. Periodic reallocations of assets will be based on the trustee’s perception of the changing risk/return opportunities of the respective asset classes.

Determination of Long-Term Rate–of Return

The long-term rate-of-return-on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Pension Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Pension Plan’s target allocation, the result is an expected rate of return of 6% to 11%.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

The fair values of the Pension Plan assets at December 31, 2017, by asset category (see Note 16 for the definitions of levels), are as follows:

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Mutual funds-Equity
Large-Cap Value (a)	$2,194,188	$2,194,188	$-	$-
Mid-Cap Value (b)	385,971	385,971	-	-
Large Blend (e)	1,584,830	1,584,830	-	-

Mutual Funds-Fixed Income
World Bond (c)	931,783	931,783	-	-
Multi-Sector Bond (d)	979,788	979,788	-	-
High Yield Bond (f)	1,007,258	1,007,258	-	-

Stock
BCB Common Stock	751,463	751,463	-	-

Cash Equivalents
Money Market	$127,428	$127,428	$-	$-

Total	$7,962,709	$7,962,709	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2016, by asset category (see Note 16 for the definitions of levels), are as follows:

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

Note 12 - Benefits Plan (Continued)

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

d)	Multi Sector portfolios seek income by diversifying their assets among several fixed-income sectors, usually U.S. government obligations, foreign bonds, and high-yield domestic debt securities.
e)	This fund invests in 500 of the largest U.S. companies, which span many different industries and account for about three-fourths of the U.S. Stock Markets value.
f)	High Yield Bond funds invest at least 65% of assets in bonds rated below BBB. This fund seeks to provide shareholders with a high level of current income with capital growth as a secondary objective.

The Company expects to contribute, based upon actuarial estimates, approximately $0 to the Pension Plan in 2018.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2018	$536
2019	536
2020	524
2021	507
2022	504
2023-2027	2,418

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

The following tables set forth the SERP's funded status and components of net periodic SERP cost:

	December 31,
	2017	2016
	(In Thousands)

Benefit obligation, beginning of year	$283	$332
Interest Cost	10	13
Actuarial loss (gain)	2	-
Benefits paid	(62)	(62)
Benefit obligation, ending	$233	$283

Change in Plan Assets:

Fair value of assets, beginning of year	$-	$-
Employer contributions	62	62
Benefits paid	(62)	(62)

Fair value of assets, ending	$-	$-

Reconciliation of Funded Status:

Accumulated benefit obligation	$233	$283

Projected benefit obligation	$233	$283

Fair value of assets	-	-

Funded status, included in other liabilities	$233	$283

Valuation assumptions used to determine
benefit obligation at period end:

Discount rate	3.64%	4.14%

Salary increase rate	N/A	N/A

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

	December 31,
Net Periodic SERP Expense:	2017	2016
	(In Thousands)

Interest Cost	$10	$13

Net Periodic SERP Cost	$10	$13

Valuation assumptions used to determine net periodic benefit cost for the year:

Discount rate	4.14%	4.34%

Salary increase rate	N/A	N/A

At December 31, 2017 and December 31, 2016, unrecognized net loss of $36,000 and $36,000, respectively, was included, net of deferred income tax, in accumulated other comprehensive income in accordance with ASC 715-20 and ASC 715-30. None of the unrecognized net loss is expected to be recognized in net periodic SERP cost for the year ended December 31, 2018.

The Company expects to contribute, based upon actuarial estimates, approximately $62,000 to the SERP plan in 2018.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2018	$62
2019	62
2020	32
2021	32
2022	32
2023-2027	13

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

Stock Options

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options. On September 13th, 2017, a grant of 275,000 options and on September 16th, 2016, a grant of 110,000 options was declared for certain members of the Board of Directors of the Bank and the Company which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on September 13th, 2017 and September 16th, 2016, respectively and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. There were 75,000 and 50,000 stock options granted to employees in the fourth quarters of 2017 and 2016, respectively, which vest at a rate of 20% and 33% per year, respectively.

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)

Outstanding at January 1, 2016	417,000	$8.93-15.65	$10.75	8.22 years	$219

Options forfeited	-	-	-
Options exercised	-	-	-
Options granted	160,000	10.92	10.92
Options expired	(2,000)	15.11	15.11

Outstanding at December 31, 2016	575,000	$8.93-13.32	$10.78	7.94 years	$1,198

Options forfeited	(35,000)	8.93-13.32	10.75
Options exercised	(700)	10.55	10.55
Options granted	350,000	12.40	12.40
Options expired	-	-	-

Outstanding at December 31, 2017	889,300	$8.93-13.32	$11.42	8.06 years	$1,855

Exercisable at December 31, 2017	166,067

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 723,233 shares underlying unexercised options outstanding as of December 31, 2017, is $1.6 million over a weighted average period of 7.36 years.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Benefits Plan (Continued)

The key valuation assumptions and fair value of stock options granted during the twelve months ended December 31, 2017 were:
	Directors		Employees
Expected life	7.70	years	7.70	years
Risk-free interest rate	2.04%		2.04%
Volatility	27.69%		27.69%
Dividend yield	4.52%		4.52%
Fair value	$2.06		$2.06

+

The key valuation assumptions and fair value of stock options granted during the twelve months ended December 31, 2016 were:

Expected life	7.85	years	7.85	years
Risk-free interest rate	1.56%		1.56%
Volatility	35.06%		35.06%
Dividend yield	5.13%		5.13%
Fair value	$2.13		$2.13

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors of the Company, and compliance with regulatory requirements. State and federal law and regulations impose substantial limitations on the Bank’s ability to pay dividends to the Company. Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. During 2017, 2016 and 2015, the Bank paid the Company total dividends of $7,951,000, $6,627,000, and $4,957,000, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)

Current income tax expense:
Federal	$5,020	$2,632	$3,730
State	1,279	1,139	1,082

	6,299	3,771	4,812

Deferred income tax expense:
Federal	1,277	1,439	2
Federal - remeasurement of deferred tax assets and liabilities (a)	2,183	-	-
State	472	48	-

	3,932	1,487	2

Total Income Tax Expense	$10,231	$5,258	$4,814

(a) On December 22, 2017 the Tax Cut and Jobs Act was signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The revaluation of deferred tax assets and liabilities to the new 21% federal tax rate are materially complete and are reflected in income tax expense for fiscal year 2017.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Income Taxes

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2017	2016
Deferred income tax assets:	(In Thousands)
Allowance for loan losses	$4,884	$7,030
Other real estate owned expenses	78	114
Non-accrual interest	199	342
Benefit Plans	-	51
Benefit Plan-accumulated other comprehensive loss	641	873
Valuation adjustment on loans receivable acquired	627	1,045
Unrealized loss on securities available for sale	587	1,791
Net operating loss carry forwards	-	23
Other	323	794

	7,339	12,063

Deferred income tax liabilities:
Valuation adjustment on premises and equipment acquired	637	926
Depreciation	243	357
SBA Servicing Asset	750	827
Benefit Plans	565	-

	2,195	2,110

Net Deferred Tax Asset	$5,144	$9,953

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

On December 22, 2017 the Tax Cut and Jobs Act was signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017.

At December 31, 2017 and 2016, gross deferred tax assets related to net operating loss carry forwards totaled $0 and $23,000, respectively, consisting of $23,000 federal assets acquired in a 2011 acquisition.

In conjunction with the Company’s acquisition of Allegiance in 2011, the Company acquired a federal net operating loss carry forward of $1.2 million. This carry forward is available for use through 2030; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $235,000 annually on a cumulative basis (portions of the $235,000 not used in a particular year may be added to subsequent usage). At December 31, 2017 and 2016, the Company had approximately $0 and $23,000 remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of between 34 and 35% in 2017, 2016, and 2015 to income before income tax expense, with an adjustment for the tax effect of the new 21% federal tax rate on deferred assets and liabilities as of December 31, 2017 (a):

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)

Federal income tax expense at statutory rate	$6,966	$4,532	$4,101
Increases in income taxes resulting from:
State income tax , net of federal income tax effect	1,148	781	707
Remeasurement of deferred tax assets and liabilities (a)	2,183	-	-
Other items, net	(66)	(55)	6

Effective Income Tax Expense	$10,231	$5,258	$4,814

Effective Income Tax Rate	50.6%	39.7%	40.7%

(a) On December 22, 2017 the Tax Cut and Jobs Act was signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017.

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

Outstanding loan related commitments were as follows:

	December 31,
	2017	2016
	(In Thousands)

Loan origination	$139,451	$61,958
Standby letters of credit	2,677	964
Construction loans in process	50,008	41,206
Unused lines of credit	69,987	60,615

	$262,123	$164,743

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

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2017, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company, as the successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, was a named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity (the "Action”).

On September 21, 2015, the court entered an Order and Final Judgment (“Judgment”), whereby the Stipulation of Settlement ("Stipulation") agreed to by the plaintiff class, the Company and the remaining defendants was approved. Pursuant to the Judgment, and in consideration for the full settlement and release of all Released Claims (as that term is defined in the Stipulation) and the dismissal of the Action with prejudice as against the Company and the remaining defendants, the Company, on its own behalf and on behalf of the remaining defendants, would pay $1,950,000 to the Class. This settlement amount was paid in November 2015.

Pursuant to the Stipulation, the plaintiff class's counsel reserved the right to seek an award of counsel fees and litigation expenses (“Fees Motion”). The maximum amount which could have been awarded as a result of the Fees Motion was $1,000,000. The plaintiff class’s counsel made a Fees Motion to the court seeking a final award of counsel fees and litigation expenses of approximately $1,000,000. The Company and the remaining defendants vigorously opposed that motion.

By Order, dated July 5, 2017, the court awarded counsel fees and litigation expenses to the plaintiff’s class counsel in the amount of $1,000,000. The Company satisfied the Order by July 31, 2017.

The Company and the other defendants in the Action ("Plaintiffs") brought suit (the "Carrier Suit") against Progressive Insurance Company ("Progressive"), the Directors' and Officers' Liability insurance carrier for Pamrapo Bancorp, Inc., at the time of its merger with the Company on July 6, 2010, and Colonial American Insurance Company ("Colonial"), the Directors' and Officers' Liability insurance carrier for the Company at the time of the merger. The Carrier Suit sought, among other claims, indemnification, payment of and/or contribution toward the above settlement, payment of and/or contribution toward the award of attorney's fees to the plaintiff class's counsel, and reimbursement of the attorney's fees and defense costs incurred by the Plaintiffs in defending the Action and pursuing the Carrier Suit.

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

The Plaintiffs and Progressive did not settle their respective claims at the Mediation. The Carrier Suit continued with respect to these parties.

By Order of the court, dated August 10, 2016, the parties were granted permission to serve and file motions for summary judgment by November 9, 2016. Prior to consideration of these motions, a Settlement Conference was held before the court on November 16, 2016. The Plaintiffs and Progressive did not settle their respective claims at that Settlement Conference.

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Plaintiffs filed a motion for partial summary judgment. Progressive filed a motion for summary judgment. These motions were returnable before the court on December 5, 2016.

By Order, dated September 18, 2017, the court granted the Plaintiffs’ motion for partial summary judgment, and denied Progressive’s motion for summary judgment.

A Status Conference was held before the court on October 26, 2017. As a result thereof, a Settlement Conference was scheduled for December 1, 2017, before the court.

A Settlement Conference in the Carrier Suit was conducted on December 1, 2017, before the court. At the Settlement Conference, the terms of a preliminary settlement were discussed by the Plaintiffs and Progressive. A proposed Settlement Agreement and Release (“Release”) was circulated among the parties for review.

The last party to the Carrier Suit executed the Release on February 20, 2018. Pursuant to the Release, in consideration for the full settlement and release of all claims (as that term is defined in the Release) and the dismissal of the Carrier Suit with prejudice, Progressive agreed to pay the Company $2,200,000 by, on, or about March 10, 2018.

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of December 31, 2017:
Securities Available for Sale
Residential mortgage backed securities	$111,794	$-	$111,794	$-
Municipal obligations	2,502	-	2,502	-
Preferred stock	8,293	-	8,293	-
Total Securities Available for Sale	$122,589	$-	$122,589	$-

As of December 31, 2016:
Securities Available for Sale
Residential mortgage backed securities	$82,472	$-	$82,472	$-
Municipal obligations	6,961	-	6,961	-
Preferred stock	5,332	-	5,332	-
Total Securities Available for Sale	$94,765	$-	$94,765	$-

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of December 31, 2017:
Impaired loans	$10,369	$-	$-	$10,369
Other real estate owned	$532	$-	$-	$532

As of December 31, 2016:
Impaired loans	$10,519	$-	$-	$10,519
Other real estate owned	$3,525	$-	$-	$3,525

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2017:
Impaired Loans	$10,369	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$532	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2016:
Impaired Loans	$10,519	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$3,525	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
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

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2017 and 2016:

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

Loans Held for Sale (Carried at Cost)

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2017 and 2016 consists of the loan balances of $12,402,000 and $14,050,000 net of a valuation allowance of $2,033,000 and $3,530,000, respectively.

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

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2017 and 2016:

	As of December 31, 2017

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$124,235	$124,235	$124,235	$-	$-
Interest-earning time deposits	980	980	980	-	-
Securities available for sale	122,589	122,589	-	122,589	-
Loans held for sale	1,295	1,295	-	1,295	-
Loans receivable, net	1,643,677	1,643,626	-	-	1,643,626
FHLB of New York stock, at cost	10,211	10,211	-	10,211	-
Accrued interest receivable	6,153	6,153	-	6,153	-

Financial liabilities:
Deposits	1,569,370	1,578,382	903,155	673,227	-
Debt	185,000	182,947	-	182,947	-
Subordinated debentures	4,124	4,078	-	4,078	-
Accrued interest payable	791	791	-	791	-

	As of December 31, 2016

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$65,038	$65,038	$65,038	$-	$-
Interest-earning time deposits	980	980	980	-	-
Securities available for sale	94,765	94,765	-	94,765	-
Loans held for sale	4,153	4,273	-	4,273	-
Loans receivable, net	1,485,159	1,515,088	-	-	1,515,088
FHLB of New York stock, at cost	9,306	9,306	-	9,306	-
Accrued interest receivable	5,573	5,573	-	5,573	-

Financial liabilities:
Deposits	1,392,205	1,384,578	834,665	549,913	-
Debt	175,000	176,109	-	176,109	-
Subordinated debentures	4,124	4,150	-	4,150	-
Accrued interest payable	825	825	-	825	-

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17- Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2017	2016
	(In Thousands)

Net unrealized loss on securities available for sale	$(2,089)	$(4,383)
Tax effect	587	1,791
Net of tax amount	(1,502)	(2,592)

Benefit plan adjustments	(2,281)	(2,137)
Tax effect	641	873
Net of tax amount	(1,640)	(1,264)

Accumulated other comprehensive loss	$(3,142)	$(3,856)

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18- Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2017	2016
	(In Thousands)

Assets

Cash and due from banks	$852	$865
Investment in subsidiaries	179,120	133,984
Restricted common stock	124	124
Other assets	683	517

Total assets	180,779	135,490

Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$4,124	$4,124
Other liabilities	201	285

Total liabilities	4,325	4,409

Stockholder's Equity	176,454	131,081

Total Liabilities and Stockholders' Equity	$180,779	$135,490

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18- Parent Only Condensed Financial Information (Continued)

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2017	2016	2015
	(In Thousands)

Dividends from Bank	$7,951	$6,627	$4,957
Total Income	7,951	6,627	4,957

Interest expense, borrowed money	158	137	119
Other	212	176	190
Total Expense	370	313	309

Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiaries	7,581	6,314	4,648
Income tax benefit	(126)	(107)	(106)

Income before Equity in Undistributed Earnings of Subsidiaries	7,707	6,421	4,754

Equity in undistributed earnings of subsidiaries	2,275	1,582	2,276

Net Income	$9,982	$8,003	$7,030

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 - Parent Only Condensed Financial Information (Continued)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2017	2016	2015
	(In Thousands)

Cash Flows from Operating Activities
Net Income	$9,982	$8,003	$7,030
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) of subsidiaries	(2,275)	(1,582)	(2,276)
Decrease (increase) in other assets	(166)	1,087	153
(Decrease) increase in other liabilities	(84)	(35)	73

Net Cash Provided By Operating Activities	7,457	7,473	4,980

Cash Flows from Investing Activities
Additional investment in subsidiary	(41,389)	1,710	(29,617)

Net Cash Used In Investing Activities	$(41,389)	$1,710	$(29,617)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	9,496	-	3,848
Redemption of preferred stock	(11,720)	(1,710)	-
Proceeds from issuance of common stock	43,314	336	25,978
Cash dividends paid	(7,158)	(6,952)	(5,378)
Purchase of treasury stock	(13)	(7)	-

Net Cash Provided by (Used in) Financing Activities	33,919	(8,333)	24,448

Net Increase (decrease) in Cash and Cash Equivalents	(13)	850	(189)

Cash and Cash Equivalents - Beginning	$865	$15	$204

Cash and Cash Equivalents - Ending	$852	$865	$15

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 - Quarterly Financial Data (Unaudited)

	Year Ended December 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$18,455	$19,069	$19,406	$20,641
Interest expense	3,850	4,006	3,832	3,999
Net Interest Income	14,605	15,063	15,574	16,642
Provision for loan losses	498	776	511	325
Net Interest Income, after Provision for loan losses	14,107	14,287	15,063	16,317
Non-interest income	2,313	2,022	1,633	1,515
Non-interest expense	11,562	12,148	11,299	12,034
Income before Income Taxes	4,858	4,161	5,397	5,798
Income taxes	1,945	1,648	2,180	4,458
Net Income	$2,913	$2,513	$3,217	$1,340
Preferred stock dividends	118	165	166	165
Net income available to common stockholders:	$2,795	$2,348	$3,051	1,175
Net income per common share:
Basic	$0.25	$0.21	$0.25	$0.05
Diluted	$0.25	$0.21	$0.25	$0.04
Dividends per common share	$0.14	$0.14	$0.14	$0.14

	Year Ended December 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$17,831	$17,681	$17,731	$18,112
Interest expense	4,133	4,318	4,134	3,710
Net Interest Income	13,698	13,363	13,597	14,402
Provision for loan losses	189	37	(301)	102
Net Interest Income, after Provision for loan losses	13,509	13,326	13,898	14,300
Non-interest income	1,654	1,506	1,530	1,433
Non-interest expense	11,737	12,166	12,343	11,649
Income before Income Taxes	3,426	2,666	3,085	4,084
Income taxes	1,391	1,085	1,171	1,611
Net Income	$2,035	$1,581	$1,914	$2,473
Preferred stock dividends	234	234	234	234
Net income available to common stockholders:	$1,801	$1,347	$1,680	$2,239
Net income per common share:
Basic	$0.16	$0.12	$0.15	$0.20
Diluted	$0.16	$0.12	$0.15	$0.20
Dividends per common share	$0.14	$0.14	$0.14	$0.14

Note 20 – Definitive Merger Agreement

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

BCB Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Agreement contains certain termination rights for both the Company and IAB and further provides that a termination fee of $800,000 will be payable by IAB to the Company upon termination of the Agreement under certain specified circumstances. Subject to regulatory and shareholder approval, the Company anticipates the Merger to close in the second quarter of 2018.

Direct costs related to the acquisition were expensed as incurred. During the twelve months ended December 31, 2017, the Company incurred $802,000 in merger related expenses for the pending acquisition.

Note 21 – Common Stock Offering

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

Note 22- Subsequent Events

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

On January 17, 2018, the Company declared a cash dividend of $0.14 per share and was paid to stockholders on February 20, 2018, with a record date of February 5, 2018.

On February 20, 2018, the last party to the Progressive Insurance Company Suit relating to the Kube v. Pamrapo Bancorp, Inc., et al.,executed the Settlement Agreement and Release (see Legal Proceedings). Pursuant to the Release, in consideration for the full settlement and release of all claims and the dismissal of the Carrier Suit with prejudice, Progressive agreed to pay the Company $2.2 million by March 10, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2017 is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2017 that appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, or Controller or persons performing similar functions. The Code of Ethics is available for free by writing to: President and Chief Executive Officer, BCB Bancorp, Inc., 104-110 Avenue C, Bayonne, New Jersey 07002. The Code of Ethics was filed as an exhibit to the Form 10-K for the year ended December 31, 2004.

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders (the “2017 Proxy Statement”) is incorporated herein by reference.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2018 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2018 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to Baker Tilly Virchow Krause, LLP.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)  Report of Independent Registered Public Accounting Firm

(B)  Consolidated Statements of Financial Condition as of December 31, 2017 and 2016

(C)  Consolidated Statements of Operations for each of the Years in the Three-Year period ended December 31, 2017

(D)  Consolidated Statements of Comprehensive Income for each of the Years in the Three-Year period ended December 31, 2017

(E)  Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2017

(F)  Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2017

(G)  Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)  Exhibits

2.1	Agreement and Plan of Reorganization by and between BCB Bancorp, Inc., and IA Bancorp, Inc., dated as of June 7, 2017 (15)
3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc. (1)
3.2	Bylaws of BCB Bancorp, Inc. (2)
3.3	Certificate of Amendment to Restated Certificate of Incorporation (14)
3.4	Certificate of Amendment to Restated Certificate of Incorporation (16)
4	Specimen Stock Certificate (3)
10.1	BCB Community Bank 2002 Stock Option Plan (4)
10.2	BCB Community Bank 2003 Stock Option Plan (5)
10.3	Amendment to 2002 and 2003 Stock Option Plans (6)
10.4	2005 Director Deferred Compensation Plan (7)
10.5	Employment Agreement with Thomas M. Coughlin (8)
10.6	BCB Bancorp, Inc. 2011 Stock Option Plan (9)
10.7	Employment Agreement with Thomas Keating (12)
10.8	Employment Agreement with Joseph Javitz (13)
10.9	Employment Agreement with John J. Brogan (17)
10.10	Employment Agreement with Sandra Sievewright (18)
10.11	Addendum to Employment Agreement with Thomas M. Coughlin (19)
14	Code of Ethics (10)
21	Subsidiaries of the Company (11)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File Number 000-50275) filed with the Securities and Exchange Commission on July 14, 2015.
(2)	Incorporated by reference to Exhibit 3 to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(3)	Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(6)	Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
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

(10)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.
(11)	Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.
(12)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 28, 2017.
(13)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on July 3, 2017.
(14)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on November 5, 2013.
(15)	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on June 21, 2017.
(16)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on March 31, 2017.
(17)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 3, 2017.
(18)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on July 3, 2017.
(19)	Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on July 3, 2017.

ITEM 16.  FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 6, 2018	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Coughlin
Thomas Coughlin	President, Chief Executive Officer and Director	March 6, 2018

/s/ Thomas P. Keating
Thomas P. Keating	Chief Financial Officer	March 6, 2018
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 6, 2018

/s/ Robert Ballance
Robert Ballance	Director	March 6, 2018

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 6, 2018

/s/ Joseph J. Brogan
Joseph J. Brogan	Director	March 6, 2018

/s/ James E. Collins
James E. Collins	Director	March 6, 2018

/s/ Joseph Lyga
Joseph Lyga	Director	March 6, 2018

/s/ August Pellegrini, Jr.
August Pellegrini, Jr.	Director	March 6, 2018

/s/ James Rizzo
James Rizzo	Director	March 6, 2018

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 6, 2018

/s/ Gary S. Stetz
Gary S. Stetz	Director	March 6, 2018