Form 10-Q
period 2018-03-31
BCB BANCORP INC
filed 2018-05-09
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7th, 2018, BCB Bancorp, Inc., had 15,687,376 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Cash and amounts due from depository institutions	$13,299	$16,460
Interest-earning deposits	124,035	107,775
Total cash and cash equivalents	137,334	124,235

Interest-earning time deposits	980	980
Debt securities available for sale	119,158	114,295
Equity investments	8,166	8,294
Loans held for sale	208	1,295
Loans receivable, net of allowance for loan losses
of $18,337 and $17,375 respectively	1,764,597	1,643,677
Federal Home Loan Bank of New York stock, at cost	10,886	10,211
Premises and equipment, net	18,295	18,768
Accrued interest receivable	6,052	6,153
Other real estate owned	1,412	532
Deferred income taxes	6,144	5,144
Other assets	9,081	9,253
Total Assets	$2,082,313	$1,942,837

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$211,251	$201,043
Interest bearing deposits	1,480,102	1,368,327
Total deposits	1,691,353	1,569,370
Borrowed funds	200,000	185,000
Subordinated debentures	4,124	4,124
Other liabilities and accrued interest payable	9,450	7,889
Total Liabilities	1,904,927	1,766,383

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized;
issued and outstanding 1,342 shares of series C 6% and series D 4.5% noncumulative perpetual preferred stock (liquidation value $10,000 per share) at March 31, 2018 and
December 31, 2017	-	-
Additional paid-in capital preferred stock	13,241	13,241
Common stock: no par value; 20,000,000 shares authorized; issued 17,586,243 and 17,572,942 at March 31, 2018 and December 31, 2017, respectively, outstanding 15,055,480 shares and
15,042,179 shares, at March 31, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital common stock	164,512	164,230
Retained earnings	33,728	31,241
Accumulated other comprehensive (loss)	(4,979)	(3,142)
Treasury stock, at cost, 2,530,763 shares at March 31, 2018 and December 31, 2017	(29,116)	(29,116)
Total Stockholders' Equity	177,386	176,454

Total Liabilities and Stockholders' Equity	$2,082,313	$1,942,837

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2018	2017

Interest income:
Loans, including fees	$19,521	$17,542
Mortgage-backed securities	699	527
Municipal bonds and other debt	104	103
FHLB stock and other interest earning assets	618	283
Total interest income	20,942	18,455

Interest expense:
Deposits:
Demand	797	673
Savings and club	97	99
Certificates of deposit	2,730	2,011
	3,624	2,783
Borrowings	878	1,067
Total interest expense	4,502	3,850

Net interest income	16,440	14,605
Provision for loan losses	1,342	498

Net interest income after provision for loan losses	15,098	14,107

Non-interest income:
Fees and service charges	710	796
Gain on sales of loans	583	338
Loss on bulk sale of impaired loans held in portfolio	(24)	-
Gain on sales of other real estate owned	-	1,151
Unrealized loss on equity investments	(127)	-
Other	2,244	28
Total non-interest income	3,386	2,313

Non-interest expense:
Salaries and employee benefits	6,267	6,090
Occupancy and equipment	2,062	2,158
Data processing and service fees	729	653
Professional fees	505	363
Director fees	201	180
Regulatory assessments	239	361
Advertising and promotional	85	143
Other real estate owned, net	31	42
Merger related costs	145	-
Other	1,747	1,572
Total non-interest expense	12,011	11,562

Income before income tax provision	6,473	4,858
Income tax provision	1,841	1,945

Net Income	$4,632	$2,913
Preferred stock dividends	166	118
Net Income available to common stockholders	$4,466	$2,795

Net Income per common share-basic and diluted
Basic	$0.30	$0.25
Diluted	$0.29	$0.25

Weighted average number of common shares outstanding
Basic	15,048	11,278
Diluted	15,181	11,360

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended March 31,
	2018	2017

Net Income	$4,632	$2,913
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period (a)	(1,711)	859
Other comprehensive (loss) income	(1,711)	859
Comprehensive income	$2,921	$3,772

(a)

Represents the net change of the unrealized (loss) gain on available-for-sale debt securities. Including an unrealized (loss) gain of ($2,380,000) and $1,453,000, respectively, less deferred taxes of ($669,000) and $594,000 respectively.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2018	$-	$-	$177,471	$31,241	$(29,116)	$(3,142)	$176,454

Exercise of Stock Options (200 shares)	-	-	2	-	-	-	2

Stock-based compensation expense	-	-	85	-	-	-	85

Dividends payable on Series C 6% and Series D 4.5% noncumulative perpetual preferred stock	-	-	-	(166)	-	-	(166)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,025)	-	-	(2,025)

Dividend Reinvestment Plan	-	-	80	(80)	-	-	-

Stock Purchase Plan	-	-	115	-	-	-	115

Net income	-	-	-	4,632	-	-	4,632

Reclassification of unrealized gains on AFS equity securities	-	-	-	126	-	(126)	-

Other comprehensive loss	-	-	-	-	-	(1,711)	(1,711)

Ending Balance at March 31, 2018	$-	$-	$177,753	$33,728	$(29,116)	$(4,979)	$177,386

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Beginning Balance at January 1, 2017	$-	$-	$135,881	$28,159	$(29,103)	$(3,856)	$131,081

Redemption of Series A and B Preferred Stock	-	-	(11,720)	-	-	-	(11,720)

Issuance of Series D Preferred Stock	-	-	5,237	-	-	-	5,237

Stock-based compensation expense	-	-	30	-	-	-	30

Treasury Stock purchases	-	-	-	-	(8)	-	(8)

Dividends payable on Series C 6% and Series D 4.5% noncumulative perpetual preferred stock	-	-	-	(118)	-	-	(118)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(1,505)	-	-	(1,505)

Dividend Reinvestment Plan	-	-	72	(72)	-	-	-

Stock Purchase Plan	-	-	242	-	-	-	242

Net income	-	-	-	2,913	-	-	2,913

Other comprehensive income	-	-	-	-	-	859	859

Ending Balance at March 31, 2017	$-	$-	$129,742	$29,377	$(29,111)	$(2,997)	$127,011

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities :
Net Income	$4,632	$2,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	600	688
Amortization and accretion, net	(266)	(347)
Provision for loan losses	1,342	498
Deferred income tax (benefit)	(331)	710
Loans originated for sale	(4,747)	(6,476)
Proceeds from sales of loans	6,417	10,197
Gain on sales of loans originated for sale	(583)	(338)
Gains on sales of other real estate owned	-	(1,151)
Fair value adjustment of OREO	1	-
Loss on equity investments	127	-
Loss on bulk sale of impaired loans held in portfolio	24	-
Stock-based compensation expense	85	30
Decrease (increase) in interest receivable	101	(141)
Decrease in other assets	172	2,347
Increase (decrease) in accrued interest payable	77	(40)
Increase (decrease) in other liabilities	1,484	(405)
Net Cash Provided by Operating Activities	9,135	8,485
Cash flows from investing activities:
Proceeds from calls on securities available for sale	7,330	5,052
Purchases of securities available for sale	(14,645)	(15,048)
Proceeds from sales of other real estate owned	-	2,091
Proceeds from bulk sale of impaired loans held	250	-
Net increase in loans receivable	(123,078)	(43,717)
Additions to premises and equipment	(127)	(1,561)
(Purchase) Redemption of Federal Home Loan Bank of New York stock	(675)	315
Net Cash Used In Investing Activities	(130,945)	(52,868)
Cash flows from financing activities:
Net increase in deposits	121,983	121,639
Proceeds from Federal Home Loan Bank of New York advances	60,000	-
Repayments of Federal Home Loan Bank of New York advances	(45,000)	-
Net change in short-term debt	-	(20,000)
Purchases/adjustments of treasury stock	-	(8)
Cash dividends paid on common stock	(2,025)	(1,505)
Cash dividends paid on preferred stock	(166)	(118)
Net proceeds from issuance of common stock	115	242
Net proceeds from issuance of preferred stock	-	5,237
Net payment on redemption of preferred stock	-	(11,720)
Exercise of stock options	2	-
Net Cash Provided by Financing Activities	134,909	93,767

Net Increase In Cash and Cash Equivalents	13,099	49,384
Cash and Cash Equivalents-Beginning	124,235	65,038

Cash and Cash Equivalents-Ending	$137,334	$114,422

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$143	$71
Interest	$4,425	$3,890

Non-cash items:
Transfer of loans to other real estate owned	$881	$-

See accompanying notes to unaudited consolidated financial statements

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited consolidated financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between March 31, 2018, and the date these consolidated financial statements were issued.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. The scope of ASC 606 excludes net interest income and other revenues associated with financial assets and liabilities, including loans, leases, securities and derivatives, which would then exclude the majority of the Company's revenues. However, the recognition and measurement of certain non-interest income items such as gain on sale of other real estate owned and deposit-related fees, could be affected by ASC 606. The Company adopted the guidance effective January 1, 2018, using the modified retrospective method. Implementation of the guidance did not have a material impact on the Company's consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments in this update requires that an entity account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for the Company on a prospective basis in 2018. Due to prospective application, the new guidance does not expect to have an impact on the Company’s consolidated financial statements.

ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 was issued to enhance the accounting for the amortization of premiums for purchased callable debt securities. This amendment requires that the amortization of the premium be shortened to the earliest call date. For public business entities, ASU 2017-08 is effective for fiscal years after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2017-08 had no effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company recorded a cumulative effect adjustment to the balance sheet as of January 1, 2018 in the amount of $126,000, representing the unrealized gain of $175,000 at December 31, 2017 net of taxes of $49,000. For the three months ended March 31, 2018, the Company recorded a loss to the income statement in the amount of $127,000. In addition to the change noted above, adoption of this standard will impact the fair value disclosures included in Note 7.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The Company chose to early adopt the new standard for the year ending December 31, 2017, as allowed under the new standard. The amount of the reclassification for the Company was $557,000, as shown in the Consolidated Statement of Changes in Shareholders’ Equity in the Company’s Form 10-K filing for the year ended December 31, 2017, subject to Staff Accounting Bulletin 118, Income Tax Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 provides a measurement period not to extend beyond one year of the enactment date to adjust the accounting for certain elements of the tax reform. The Company does not anticipate a material adjustment to tax expense during the measurement period.

Note 2 – Reclassification

Certain amounts as of December 31, 2017 and for the three month period ended March 31, 2017, respectively have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Net periodic pension benefit for the three months ended March 31, 2018 and March 31, 2017 was $10,000 and $9,000 respectively.  Net periodic postretirement cost for the SERP plan for the three months ended March 31, 2018 and March 31, 2017 was $3,000 and $4,000 respectively.

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

	Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2017	889,300	$8.93-13.32	$11.42

Options granted	-	-	-
Options exercised	(200)	10.55	10.55
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2018	889,100	$8.93-13.32	$10.91

As of March 31, 2018, stock options which were granted and were exercisable totaled 183,867 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 705,233 shares of unvested options outstanding as of March 31, 2018 was $1,566,000 over a weighted average period of 7.18 years.

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

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to 431,600 shares of unvested options outstanding as of March 31, 2017 was $1,016,000 over a weighted average period of 6.99 years.

Note 4 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2018 and 2017, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended March 31, 2018 and 2017 the weighted average number of outstanding options considered to be anti-dilutive were 1,388 and 8,757 respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)

Net income available to common stockholders	$4,466			$2,795

Basic earnings per share-
Income available to
Common stockholders	$4,466	15,048	$0.30	$2,795	11,278	$0.25

Effect of dilutive securities:
Stock options	-	133		-	82

Diluted earnings per share-
Income available to
Common stockholders	$4,466	15,181	$0.29	$2,795	11,360	$0.25

Note 5 –Securities

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March 31, 2018 and December 31, 2017:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential mortgage-backed securities:
Due after one year through five years	$3,256	$-	$121	$3,135
Due after five years through ten years	2,862	8	13	2,857
Due after ten years	117,684	20	4,538	113,166
	$123,802	$28	$4,672	$119,158

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Due after one year through five years	$3,276	$3	$76	$3,203
Due after five years through ten years	622	-	10	612
Due after ten years	110,156	44	2,222	107,978

Municipal obligations:
Due within one year	2,506	-	4	2,502
	$116,560	$47	$2,312	$114,295

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2018
Residential mortgage-backed securities	$70,300	$1,785	$45,873	$2,887	$116,173	$4,672
	$70,300	$1,785	$45,873	$2,887	$116,173	$4,672

December 31, 2017
Residential mortgage-backed securities	$94,909	$1,951	$12,309	$357	$107,218	$2,308
Municipal obligations	2,502	4	-	-	2,502	4
Preferred stock	3,469	60	-	-	3,469	60
	$100,880	$2,015	$12,309	$357	$113,189	$2,372

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At March 31, 2018 and December 31, 2017, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at March 31, 2018 and December 31, 2017, to be temporary.

Note 6 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of March 31, 2018 and December 31, 2017 by segment and class:

	March 31, 2018	December 31, 2017
	(In Thousands)
Originated loans:
Residential one-to-four family	$191,274	$182,544
Commercial and multi-family	1,317,223	1,213,390
Construction	48,433	50,497
Commercial business(1)	76,884	66,775
Home equity(2)	44,484	38,725
Consumer	1,023	1,183

Sub-total	1,679,321	1,553,114

Acquired loans initially recorded at fair value:
Residential one-to-four family	45,594	47,808
Commercial and multi-family	44,737	46,609
Commercial business(1)	4,170	4,057
Home equity(2)	8,569	8,955
Consumer	104	122

Sub-total	103,174	107,551

Acquired loans with deteriorated credit:
Residential one-to-four family	1,407	1,413
Commercial and multi-family	724	731
Sub-total	2,131	2,144

Total Loans	1,784,626	1,662,809

Less:
Deferred loan fees, net	(1,692)	(1,757)
Allowance for loan losses	(18,337)	(17,375)

	(20,029)	(19,132)

Total Loans, net	$1,764,597	$1,643,677

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The allowance for loan loss is evaluated regularly by management and reflects consideration of all significant factors that affect the collectability of the loan portolio. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements. These elements include a general allocated reserve for performing loans, a specific reserve for impaired loans and an unallocated portion.

The Company consistently applies the following comprehensive methodology. During the quarterly review of the allowance for loan losses, the Company considers a variety of qualitative factors that include:

"	Lending Policies and Procedures
"	Personnel responsible for the particular portfolio - relative to experience and ability of staff
"	Trend for past due, criticized and classified loans
"	Relevant economic factors
"	Quality of the loan review system
"	Value of collateral for collateral dependent loans
"	The effect of any concentrations of credit and the changes in the level of such concentrations
"	Other external factors

The methodology includes the segregation of the loan portfolio into two divisions.  Loans that are performing and loans that are impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan experience with an adjustment for qualitative factors referred to above. Impaired loans are loans which are more than 90 days delinquent, troubled debt restructured, or adversely classified. These loans are individually evaluated for loan loss either by current appraisal, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly.

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

Home equity lending entails certain risks such as interest rate risk and risk of non-repayment. The marketability of the underlying property may be adversely affected by higher interest rates, decreasing the collateral securing the loan. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower. Home equity line of credit lending entails securing an equity interest in the borrower’s home. In many cases, the Bank’s position in these loans is as a junior lien holder to another institution’s superior lien. This type of lending is often priced on an adjustable rate basis with the rate set at or above a predefined index. Adjustable-rate loans decrease the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.

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

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of March 31, 2018, we had $42,000 in assets classified as losses, of which $42,000 were classified as impaired, and $20.3 million in assets classified as substandard, of which $20.3 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies.  The grades assigned and definitions are as follows, and loans graded excellent, above average, good and watch list (risk ratings 1-5) are treated as “pass” for grading purposes. The “criticized” risk rating (6) and the “classified” risk ratings (7-9) are detailed below:

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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2018. The table also details the amount of total loans receivable, loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of March 31, 2018. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,368	$11,656	$518	$2,018	$338	$6	$177	$17,081
Acquired loans initially recorded at fair value:	242	-	-	-	-	-	-	242
Acquired loans with deteriorated credit:	40	12	-	-	-	-	-	52
Beginning Balance, December 31, 2017	2,650	11,668	518	2,018	338	6	177	17,375

Charge-offs:
Originated Loans:	302	-	-	-	-	-	-	302
Acquired loans initially recorded at fair value:	72	-	-	-	6	-	-	78
Acquired loans with deteriorated credit:	-		-	-	-	-	-	-
Sub-total:	374	-	-	-	6	-	-	380

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans initially recorded at fair value:	-	-	-	-	-	-	-	-
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	-	-	-	-	-	-	-	-

Provisions:
Originated Loans:	179	224	(26)	658	46	(2)	21	1,100
Acquired loans initially recorded at fair value:	199	-	-	24	6	-	-	229
Acquired loans with deteriorated credit:	13	-	-	-	-	-	-	13
Sub-total:	391	224	(26)	682	52	(2)	21	1,342

Totals:
Originated Loans:	2,245	11,880	492	2,676	384	4	198	17,879
Acquired loans initially recorded at fair value:	369	-	-	24	-	-	-	393
Acquired loans with deteriorated credit:	53	12	-	-	-	-	-	65
Ending Balance, March 31, 2018	$2,667	$11,892	$492	$2,700	$384	$4	$198	$18,337

Loans Receivable:

Ending Balance Originated Loans:	$191,274	$1,317,223	$48,433	$76,884	$44,484	$1,023	$-	$1,679,321
Ending Balance Acquired loans initially recorded at fair value:	45,594	44,737	-	4,170	8,569	104	-	103,174
Ending Balance Acquired loans with deteriorated credit:	1,407	724	-	-	-	-	-	2,131
Total Gross Loans:	$238,275	$1,362,684	$48,433	$81,054	$53,053	$1,127	$-	$1,784,626

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$7,072	$12,067	$-	$1,647	$1,064	$-	$-	$21,850
Ending Balance Acquired loans initially recorded at fair value:	7,363	4,739	-	-	330	-	-	12,432
Ending Balance Acquired loans with deteriorated credit:	1,407	510	-	-	-	-	-	1,917
Ending Balance Loans individually
evaluated for impairment:	$15,842	$17,316	$-	$1,647	$1,394	$-	$-	$36,199

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$184,202	$1,305,156	$48,433	$75,237	$43,420	$1,023	$-	$1,657,471
Ending Balance Acquired loans initially recorded at fair value:	38,231	39,998	-	4,170	8,239	104	-	90,742
Ending Balance Acquired loans with deteriorated credit:	-	214	-	-	-	-	-	214
Ending Balance Loans collectively
evaluated for impairment:	$222,433	$1,345,368	$48,433	$79,407	$51,659	$1,127	$-	$1,748,427
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the year ended December 31, 2017. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of December 31, 2017. (In Thousands):

____

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)		Home Equity (2)		Consumer	Unallocated	Total
Allowance for credit losses:
Originated Loans:	$2,098	$10,621	$736	$3,079		$374		$2	$69	$16,979
Acquired loans recorded at fair value:	170	-	-	-		4		-	-	174
Acquired loans with deteriorated credit:	43	13	-	-		-		-	-	56
Beginning Balance, December 31, 2016	2,311	10,634	736	3,079		378		2	69	17,209

Charge-offs:
Originated Loans:	-	190	-	1,553	-	-		11	-	1,754
Acquired loans recorded at fair value:	336	-	-	-		54		-	-	390
Acquired loans with deteriorated credit:	-	-	-	-		-		-	-	-
Sub-total:	336	190	-	1,553		54		11	-	2,144

Recoveries:
Originated Loans:	-	182	-	-		-		-	-	182
Acquired loans recorded at fair value:	-	-	-	-		-	-	-	-	-
Acquired loans with deteriorated credit:	-	-	-	18		-		-	-	18
Sub-total:	-	182	-	18		-		-	-	200

Provisions:
Originated Loans:	270	1,043	(218)	492		(36)		15	108	1,674
Acquired loans recorded at fair value:	408	-	-	-		50		-	-	458
Acquired loans with deteriorated credit:	(3)	(1)	-	(18)		-		-	-	(22)
Sub-total:	675	1,042	(218)	474		14		15	108	2,110

Totals:
Originated Loans:	2,368	11,656	518	2,018		338		6	177	17,081
Acquired loans recorded at fair value:	242	-	-	-		-		-	-	242
Acquired loans with deteriorated credit:	40	12	-	-		-		-	-	52
Ending Balance, December 31, 2017	$2,650	$11,668	$518	$2,018		$338		$6	$177	$17,375
Loans Receivables:

Ending Balance Originated Loans:	$182,544	$1,213,390	$50,497	$66,775		$38,725		$1,183	$-	$1,553,114
Ending Balance Acquired Loans:	47,808	46,609	-	4,057		8,955		122	-	107,551
Ending Balance Acquired loans with deteriorated credit:	1,413	731	-	-		-		-	-	2,144
Total Gross Loans:	$231,765	$1,260,730	$50,497	$70,832		$47,680		$1,305	$-	$1,662,809

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$7,944	$12,212	$-	$1,780		$1,042		$-	$-	$22,978
Ending Balance Acquired Loans:	7,548	5,032	-	-		302		-	-	12,882
Ending Balance Acquired loans with deteriorated credit:	1,413	513	-	-		-		-	-	1,926
Ending Balance Loans individually evaluated
for impairment:	$16,905	$17,757	$-	$1,780		$1,344		$-	$-	$37,786

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$174,600	$1,201,178	$50,497	$64,995		$37,683		$1,183	$-	$1,530,136
Ending Balance Acquired Loans:	40,260	41,577	-	4,057		8,653		122	-	94,669
Ending Balance Acquired loans with deteriorated credit:	-	218	-	-		-		-	-	218
Ending Balance Loans collectively
evaluated for impairment:	$214,860	$1,242,973	$50,497	$69,052		$46,336		$1,305	$-	$1,625,023

(1)	Includes business lines of credit.
(2)	Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2017. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of March 31, 2017 (In Thousands):

	Residential		Commercial & Multi-family	Construction	Business (1)	Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$2,098		$10,621	$736	$3,079		$374		$2		$69		$16,979
Acquired loans recorded at fair value:	170		-	-	-		4		-		-		174
Acquired loans with deteriorated credit:	43		13	-	-		-		-		-		56
Beginning Balance, December, 31, 2016	2,311		10,634	736	3,079		378		2		69		17,209

Charge-offs:
Originated Loans:	-	-	71	-	-	-	-	-	6	-	-	-	77
Acquired loans recorded at fair value:	89	-	-	-	-		34	-	-	-	-	-	123
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	89		71	-	-		34		6		-		200

Recoveries:
Originated Loans:	-		-	-	-		-		-		-		-
Acquired loans recorded at fair value:	-		-	-	-		-		-		-		-
Acquired loans with deteriorated credit:	-		-	-	19		-		-		-		19
Sub-total:	-		-	-	19		-		-		-		19

Provisions:
Originated Loans:	53		300	20	38		(39)		6		80		458
Acquired loans recorded at fair value:	31		-	-	-		30		-				61
Acquired loans with deteriorated credit:	(2)		(1)	-	(18)		-		-		-		(21)
Sub-total:	82		299	20	20		(9)		6		80		498

Totals:
Originated Loans:	2,151		10,850	756	3,117		335		2		150		17,361
Acquired loans recorded at fair value:	112		-	-	-		-		-		-		112
Acquired loans with deteriorated credit:	41		12	-	-		-		-		-		53
Ending Balance, March 31, 2017	$2,304		$10,862	$756	$3,117		$335		$2		$150		$17,526

Loans Receivable:

Ending Balance Originated Loans:	$154,047		$1,099,166	$72,899	$61,504		$34,336		$589		$-		$1,422,541
Ending Balance Acquired loans recorded at fair value:	54,281		53,676	-	2,985		12,434		196		-		123,572
Ending Balance Acquired loans with deteriorated credit:	1,435		748	-	-		-		-		-		2,183
Total Gross Loans:	$209,763		$1,153,590	$72,899	$64,489		$46,770		$785		$-		$1,548,296

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$10,293		$13,623	$-	$4,097		$1,203		$-		$-		$29,216
Ending Balance Acquired loans recorded at fair value:	8,019		5,858	-	-		782		-		-		14,659
Ending Balance Acquired loans with deteriorated credit:	1,435		520	-	-		-		-		-		1,955
Ending Balance Loans individually
evaluated for impairment:	$19,747		$20,001	$-	$4,097		$1,985		$-		$-		$45,830

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$143,754		$1,085,543	$72,899	$57,407		$33,133		$589		$-		$1,393,325
Ending Balance Acquired loans recorded at fair value:	46,262		47,818	-	2,985		11,652		196		-		108,913
Ending Balance Acquired loans with deteriorated credit:	-		228	-	-		-		-		-		228
Ending Balance Loans collectively
evaluated for impairment:	$190,016		$1,133,589	$72,899	$60,392		$44,785		$785		$-		$1,502,466
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of March 31, 2018 and December 31, 2017. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2018 and December 31, 2017, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of March 31, 2018	As of December 31, 2017
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$1,432	$2,545
Commercial and multi-family	5,652	6,762
Commercial business(1)	176	299
Home equity(2)	356	201

Sub-total:	$7,616	$9,807

Acquired loans initially recorded at fair value:
Residential one-to-four family	$2,374	$2,372
Commercial and multi-family	590	850
Home equity(2)	39	7

Sub-total:	$3,003	$3,229

Total	$10,619	$13,036

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months ended March 31, 2018 and 2017 (In Thousands):

	Three Months Ended March 31,
	2018	2018	2017	2017

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$1,981	$7	$4,499	$23
Commercial and Multi-family	11,897	77	11,576	63
Commercial business(1)	382	4	639	-
Home equity(2)	897	7	946	9

Sub-total:	$15,157	$95	$17,663	$95

Acquired loans initially recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$3,876	$30	$5,885	$36
Commercial and Multi-family	3,793	59	4,857	56
Home equity(2)	231	-	611	-
Consumer	-	4	-	6

Sub-total	$7,900	$93	$11,353	$98

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,225	$16	$1,439	$22
Commercial and Multi-family	512	7	522	7

Sub-total:	$1,737	$23	$1,961	$29

Total Impaired Loans
With no related allowance recorded:	$24,794	$211	$30,977	$222

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three months ended March 31, 2018 and 2017. (In Thousands):

	Three Months Ended March 31,
	2018	2018	2017	2017

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$5,527	$57	$5,973	$60
Commercial and Multi-family	243	-	1,399	10
Commercial business(1)	1,332	16	3,454	46
Home equity(2)	157	2	337	4

Sub-total:	$7,259	$75	$11,163	$120

Acquired loans initially recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,580	$32	$1,925	$19
Commercial and Multi-family	1,093	5	1,250	16
Home equity(2)	86	1	313	2

Sub-total	$4,759	$38	$3,488	$37

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$185	$5	$-	$-

Sub-total:	$185	$5	$-	$-

Total Impaired Loans
with an allowance recorded:	$12,203	$118	$14,651	$157

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

March 31, 2018 and December 31, 2017. (In Thousands):

	As of March 31, 2018			As of December 31, 2017
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$1,889	$2,056	$-	$2,073	$2,236	$-
Commercial and multi-family	11,582	11,974	-	12,212	12,763	-
Commercial business(1)	582	1,845	-	181	908	-
Home equity(2)	908	960	-	885	932	-

Sub-total:	$14,961	$16,835	$-	$15,351	$16,839	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$3,632	$3,816	$-	$4,119	$4,285	$-
Commercial and Multi-family	3,814	3,814	-	3,772	3,773	-
Home equity(2)	245	245	-	216	268	-

Sub-total:	$7,691	$7,875	$-	$8,107	$8,326	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,037	$1,604	$-	$1,413	$2,031	$-
Commercial and Multi-family	510	534	-	513	537	-

Sub-total:	$1,547	$2,138	$-	$1,926	$2,568	$-

Total Impaired Loans
with no related allowance recorded:	$24,199	$26,848	$-	$25,384	$27,733	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 6-Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at March 31, 2018 and December 31, 2017. (In Thousands):

	As of March 31, 2018			As of December 31, 2017
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$5,183	$5,183	$305	$5,871	$5,871	$508
Commercial and Multi-family	485	526	124	-	-	-
Commercial business(1)	1,065	1,189	764	1,599	2,431	1,033
Home equity(2)	156	156	24	157	157	25

Sub-total:	$6,889	$7,054	$1,217	$7,627	$8,459	$1,566

Acquired loans initially recorded at fair
value with an allowance
recorded:
					-
Residential one-to-four family	$3,731	$3,945	$390	$3,429	$3,580	$281
Commercial and Multi-family	925	978	191	1,260	1,313	179
Home equity(2)	85	85	6	86	86	7

Sub-total	$4,741	$5,008	$587	$4,775	$4,979	$467

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$370	$418	$13	$-	$-	$-

Sub-total:	$370	$418	$13	$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$12,000	$12,480	$1,817	$12,402	$13,438	$2,033

Total Impaired Loans
with no related allowance recorded:	$24,199	$26,848	$-	$25,384	$27,733	$-

Total Impaired Loans:	$36,199	$39,328	$1,817	$37,786	$41,171	$2,033

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructured (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

The following table presents the total TDR loans at March 31, 2018, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
March 31, 2018	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	6	$3,107	2	$268	8	$3,375
Commercial and multi-family	9	5,819	7	4,518	16	10,337
Commercial business(1)	1	406	2	-	3	406
Home equity(2)	4	653	1	44	5	697

Sub-total:	20	$9,985	12	$4,830	32	$14,815

Acquired loans recorded at fair value:
Residential one-to-four family	21	$4,806	4	$1,300	25	$6,106
Commercial and Multi-family	11	3,814	1	590	12	4,404
Home equity(2)	2	261	-	-	2	261

Sub-total:	34	$8,881	5	$1,890	39	$10,771

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,021	-	$-	5	$2,021
Commercial and Multi-family	1	534	-	-	1	534

Sub-total:	6	$2,555	-	$-	6	$2,555

Total	60	$21,421	17	$6,720	77	$28,141

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the total troubled debt restructured loans at December 31, 2017, excluding the purchase impairment mark on the acquired loans with deteriorated credit. (Dollars In Thousands):

	Accrual		Non-accrual		Total
December 31, 2017	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
Originated loans:
Residential one-to-four family	5	$2,352	2	$1,086	7	$3,438
Commercial and multi-family	8	4,846	8	5,416	16	10,262
Commercial business(1)	1	411	2	57	3	468
Home equity(2)	5	786	1	44	6	830

Sub-total:	19	$8,395	13	$6,603	32	$14,998

Acquired loans initially recorded at fair value:
Residential one-to-four family	21	$4,992	4	$1,215	25	$6,207
Commercial and Multi-family	11	3,840	1	590	12	4,430
Home equity(2)	2	262	-	-	2	262

Sub-total:	34	$9,094	5	$1,805	39	$10,899

Acquired loans with deteriorated credit:
Residential one-to-four family	5	$2,031	-	$-	5	$2,031
Commercial and Multi-family	1	538	-	-	1	538

Sub-total:	6	$2,569	-	$-	6	$2,569

Total	59	$20,058	18	$8,408	77	$28,466

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information with regards to troubled debt restructurings which occurred during the three months ended March 31, 2018. (Dollars in Thousands):

Three Months Ended March 31, 2018		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$640	$640

Sub-total:	1	$640	$640

Acquired loans initially recorded at fair value:
Residential one-to-four family	1	$179	$179

Sub-total:	1	$179	$179

Total	2	$819	$819

The loans included above are considered TDRs as a result of the Company implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate to a below market rate and/or accepting interest only for a period of time or a change in amortization period. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2018. (Dollars in Thousands)

Three Months Ended March 31, 2018
	Number of Contracts	Recorded Investment

Originated loans:
Commercial and multi-family	1	2,851

Sub-total:	1	$2,851

Acquired loans initially recorded at fair value:
Residential one-to-four family	2	$525

Sub-total:	2	$525

Total	3	$3,376

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information with regards to troubled debt restructurings which occurred during the three months ended March 31, 2017. (Dollars in Thousands):

Three Months Ended March 31, 2017		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$1,445	$1,556
Commercial and multi-family	2	1,637	1,756

Sub-total:	4	$3,082	$3,312

Acquired loans initially recorded at fair value:
Residential one-to-four family	1	$73	$104

Sub-total:	1	$73	$104

Total	5	$3,155	$3,416

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes information in regards to troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2017 (Dollars in Thousands):

Three Months Ended March 31, 2017
	Number of Contracts	Recorded Investment

Originated loans:
Home equity(1)	1	1,137

Sub-total:	1	$1,137

Acquired loans initially recorded at fair value:
Residential one-to-four family	1	$425

Sub-total:	1	$425

Total	2	$1,562

(1) Includes home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of March 31, 2018:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,656	$1,364	$1,164	$4,184	$187,090	$191,274	$-
Commercial and multi-family	11,726	1,705	-	13,431	1,303,792	1,317,223	-
Construction	-	-	-	-	48,433	48,433	-
Commercial business(1)	-	655	103	758	76,126	76,884	-
Home equity(2)	38	322	44	404	44,080	44,484	-
Consumer	2	42	-	44	979	1,023	-

Sub-total:	$13,422	$4,088	$1,311	$18,821	$1,660,500	$1,679,321	$-

Acquired loans initially recorded at fair value:
Residential one-to-four family	$433	$661	$1,667	$2,761	$42,833	45,594	$-
Commercial and multi-family	875	-	590	1,465	43,272	44,737	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	4,170	4,170	-
Home equity(2)	285	130	39	454	8,115	8,569	-
Consumer	-	-	-	-	104	104	-

Sub-total:	$1,593	$791	$2,296	$4,680	$98,494	$103,174	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,407	1,407	$-
Commercial and multi-family	-	-	-	-	724	724	-

Sub-total:	$-	$-	$-	$-	$2,131	$2,131	$-

Total	$15,015	$4,879	$3,607	$23,501	$1,761,125	$1,784,626	$-

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

Acquired loans initially recorded at fair value:
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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of March 31, 2018. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$184,193	$5,009	$2,072	$-	$-	$191,274
Commercial and multi-family	1,303,792	3,636	9,795	-	-	1,317,223
Construction	48,199	234	-	-	-	48,433
Commercial business(1)	73,548	1,688	1,606	-	42	76,884
Home equity(2)	43,580	493	411	-	-	44,484
Consumer	1,010	13	-	-	-	1,023

Sub-total:	$1,654,322	$11,073	$13,884	$-	$42	$1,679,321

Acquired loans initially recorded at fair value:
Residential one-to-four family	$41,859	$477	$3,258	$-	$-	45,594
Commercial and multi-family	41,975	398	2,364	-	-	44,737
Construction	-	-	-	-	-	-
Commercial business(1)	4,170	-	-	-	-	4,170
Home equity(2)	8,480	20	69	-	-	8,569
Consumer	104	-	-	-	-	104

Sub-total:	$96,588	$895	$5,691	$-	$-	$103,174

Acquired loans with deteriorated credit:
Residential one-to-four family	$156	$569	$682	$-	$-	1,407
Commercial and multi-family	214	510	-	-	-	724

Sub-total:	$370	$1,079	$682	$-	$-	$2,131

Total Gross Loans	$1,751,280	$13,047	$20,257	$-	$42	$1,784,626

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

Acquired loans initially recorded at fair value:
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

Note 6 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	March 31,	December 31,
	2018	2017

Unpaid principal balance	$110,078	$114,542
Recorded investment	105,305	109,695

The following table presents changes in the accretable discount on loans acquired for the three months ended March 31, 2018 and 2017. (In Thousands):

	Three Months Ended March 31,
	2018	2017

Balance, Beginning of Period	$28,464	$39,119
Accretion	(2,046)	(954)
Net Reclassification from Non-Accretable Difference	84	80
Balance, End of Period	$26,502	$38,245

The following table presents changes in the non-accretable yield on loans acquired for the three months ended March 31, 2018 and 2017. (In Thousands):

	Three Months Ended March 31,
	2018	2017

Balance, Beginning of Period	$2,230	$2,558
Net Reclassification to Accretable Difference	(84)	(80)
Balance, End of Period	$2,146	$2,478

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

			(Level 1)	(Level 2)
			Quoted Prices in	Significant	(Level 3)
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
Description	Total		Assets	Inputs	Inputs
As of March 31, 2018:
Securities
Residential mortgage backed securities		$119,158	$-	$119,158	$-
Preferred stock		8,166	8,166	-	-
Total Securities		127,324	8,166	119,158	-

As of December 31, 2017:
Securities
Residential mortgage backed securities		$111,793	$-	$111,793	$-
Municipal obligations		2,502	-	2,502	-
Preferred stock		8,294	8,294	-	-
Total Securities		122,589	8,294	114,295	-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2018 and 2017.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2018
Impaired Loans	$10,183	$-	$-	$10,183
Other real estate owned	$1,412	$-	$-	$1,412

As of December 31, 2017:
Impaired Loans	$10,369	$-	$-	$10,369
Other real estate owned	$532	$-	$-	$532

Note 7 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2018 and December 31, 2017 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
March 31, 2018:
Impaired Loans	$10,183	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,412	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2017:
Impaired Loans	$10,369	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$532	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not objectively determinable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2018 and December 31, 2017.

Cash and Cash Equivalents and Interest-Earning Time Deposits (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and short-term instruments approximate fair values.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of March 31, 2018 and December 31, 2017.

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

Note 7 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2018 and December 31, 2017 consisted of the loan balances of $12.0 million and $12.402 million, net of a valuation allowance of $1.8 million and $2.033 million, respectively.

Real Estate Owned (Generally Carried at Fair Value)

Real Estate Owned is generally carried at fair value which is determined based upon independent third-party appraisals of the properties, or based upon the expected proceeds from a pending sale. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Note 7 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$137,334	$137,334	$137,334	$-	$-
Interest-earning time deposits	980	980	980	-	-
Debt securities available for sale	119,158	119,158	-	119,158	-
Equity investments	8,166	8,166	8,166	-	-
Loans held for sale	208	208	-	208	-
Loans receivable, net	1,764,597	1,724,676	-	-	1,724,676
FHLB of New York stock, at cost	10,886	10,886	-	10,886	-
Accrued interest receivable	6,052	6,052	-	6,052	-

Financial liabilities:
Deposits	1,691,353	1,696,876	948,374	748,501	-
Borrowings	200,000	196,723	-	196,723	-
Subordinated debentures	4,124	4,056	-	4,056	-
Accrued interest payable	868	868	-	868	-

	As of December 31, 2017

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$124,235	$124,235	$124,235	$-	$-
Interest-earning time deposits	980	980	980	-	-
Debt securities available for sale	114,295	114,295	-	114,295	-
Equity investments	8,294	8,294	8,294	-	-
Loans held for sale	1,295	1,295	-	1,295	-
Loans receivable, net	1,643,677	1,643,626	-	-	1,643,626
FHLB of New York stock, at cost	10,211	10,211	-	10,211	-
Accrued interest receivable	6,153	6,153	-	6,153	-

Financial liabilities:
Deposits	1,569,370	1,578,382	903,155	673,227	-
Borrowings	185,000	182,947	-	182,947	-
Subordinated debentures	4,124	4,078	-	4,078	-
Accrued interest payable	791	791	-	791	-

Note 8 – Subsequent Event

On April 17, 2018, the Company completed its acquisition of IA Bancorp, Inc. ("IAB"), providing for the merger of IAB with and into the Company (the "Merger"), with the Company as the surviving entity. The Company also completed the merger of Indus-American Bank, a New Jersey chartered bank and wholly owned subsidiary of IAB, with and into the Bank, with the Bank as the surviving entity.

At the effective time of the Merger (the "Effective Time"), IAB shareholders had the right to receive an aggregate of $2.55 million in cash and 631,994 shares of the Company’s common stock as of the Effective Time. The combined Company had approximately $2.31 billion in assets and 28 branches in New Jersey and New York. The Company is in the process of determining the purchase accounting adjustments.

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
• Any potential delay in completing the merger integration;
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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2018 we had approximately $2.082 billion in consolidated assets, $1.691 billion in deposits and $177.4 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2018 the Bank operated through twenty-three branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Maplewood, Monroe Township, Rutherford, South Orange, Union, and

Woodbridge, New Jersey, as well as two branches in Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

For a description of the recently completed merger by the Company, see Note 8 to the Company’s unaudited financial statements.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenue and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2018, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements. There has been no change in critical accounting policies since the Company’s last reported on annual report on Form 10-K.

Financial Condition

Total assets increased by $139.5 million, or 7.2 percent, to $2.082 billion at March 31, 2018 from $1.943 billion at December 31, 2017. The increase in total assets occurred primarily as a result of an increase in loans receivable of $120.9 million, an increase in cash and cash equivalents of $13.1 million, and an increase in total securities available for sale of $4.7 million. Management is concentrating on maintaining adequate liquidity in anticipation of funding loans in the loan pipeline as well as seeking opportunities to purchase securities in the secondary market that provide competitive returns in a risk-mitigated environment. It is our intention to grow our assets at a measured pace consistent with our capital levels and as business opportunities permit.

Loans receivable increased by $120.9 million, or 7.4 percent, to $1.765 billion at March 31, 2018 from $1.644 billion at December 31, 2017, due to a robust loan pipeline in the first quarter. The increase resulted primarily from increases of $101.9 million in commercial real estate and multi-family loans, commercial business loans of $10.2 million, $6.5 million in residential one-to-four family loans, and $5.4 million in home equity loans, partly offset by decreases in construction loans of $2.0 million. The allowance for loan losses was $18.3 million, or 172.7 percent of non-performing loans and 1.03 percent of gross loans, at March 31, 2018 as compared to an allowance for loan losses of $17.4 million, or 133.3 percent of non-performing loans and 1.05 percent of gross loans, at December 31, 2017. As compared to December 31, 2017, past due loans decreased by 40.0 percent, while foreclosures and non-performing loans decreased by 12.0 percent and 18.5 percent, respectively.

Total cash and cash equivalents increased by $13.1 million, or 10.5 percent, to $137.3 million at March 31, 2018 from $124.2 million at December 31, 2017 primarily due to the Company’s strategy to increase liquidity and our deposit base.

Total securities available for sale increased by $4.7 million, or 3.9 percent, to $127.3 million at March 31, 2018 from $122.6 million at December 31, 2017, as the Company deployed excess cash to improve returns on interest-earning assets and liquidity.

Deposit liabilities increased by $122.0 million, or 7.8 percent, to $1.691 billion at March 31, 2018 from $1.569 billion at December 31, 2017. The increase resulted primarily from increases of $77.3 million in certificates of deposit, $17.1 million in money market checking accounts, $14.0 million in NOW deposit accounts, $10.2 million in non-interest bearing deposit accounts, and $3.4 million in savings and club accounts. In addition to organic deposit growth being generated from the continued maturation of seven additional branches opened in 2016, the Company has also added listing service certificates of deposit and brokered certificates of deposit to fund loan growth, which totaled $34.5 million and $122.4 million, respectively, at March 31, 2018.

Long-term debt increased by $15.0 million, or 8.1 percent, to $200.0 million at March 31, 2018 from $185.0 million at December 31, 2017, the net result of scheduled maturities of FHLB advances and the issuance of new FHLB advances. The purpose of these borrowings reflected the use of long-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in investment securities. The weighted average interest rate of borrowings was 2.03 percent at March 31, 2018.

Stockholders’ equity increased by $932,000, or 0.5 percent, to $177.4 million at March 31, 2018 from $176.4 million at December 31, 2017. The increase in stockholders’ equity was primarily attributable to an increase in retained earnings of $2.5 million, or 8.0 percent, to $33.7 million at March 31, 2018 from $31.2 million at December 31, 2017, partly offset by an increase in accumulated other comprehensive losses of $1.8 million, or 58.5 percent, to an unrealized loss of $5.0 million at March 31, 2018 from an unrealized loss of $3.2 million at December 31, 2017. The Company accrued a dividend payable for the first quarter on our outstanding preferred stock of $166,000 which will be paid in the second quarter.

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

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$1,720,865	$19,521	4.54%	$1,524,589	$17,542	4.60%
Investment Securities	123,450	803	2.60%	96,023	630	2.77%
Interest-earning deposits	123,193	618	2.01%	81,844	283	0.71%
Total Interest-earning assets	1,967,508	20,942	4.26%	1,702,456	18,455	4.34%
Non-interest-earning assets	47,254			60,973
Total assets	$2,014,762			$1,763,429
Interest-bearing liabilities:
Interest-bearing demand accounts	$314,074	$426	0.54%	$304,173	$426	0.56%
Money market accounts	157,421	371	0.94%	126,795	247	0.78%
Savings accounts	258,805	97	0.15%	263,405	99	0.15%
Certificates of Deposit	720,696	2,730	1.52%	591,961	2,011	1.36%
Total interest-bearing deposits	1,450,996	3,624	1.00%	1,286,334	2,783	0.87%
Borrowed funds	182,013	878	1.93%	161,868	1,067	2.64%
Total interest-bearing liabilities	1,633,009	4,502	1.10%	1,448,202	3,850	1.06%
Non-interest-bearing liabilities	205,033			192,428
Total liabilities	1,838,042			1,640,630
Stockholders' equity	176,720			122,788
Total liabilities and stockholders' equity	$2,014,762			$1,763,418
Net interest income		$16,440			$14,605
Net interest rate spread(1)			3.15%			3.27%
Net interest margin(2)			3.34%			3.43%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Results of Operations comparison for the Three Months Ended March 31, 2018 and 2017

Net income increased $1.7 million, or 59.0 percent, to $4.6 million for the three months ended March 31, 2018, compared with $2.9 million for the three months ended March 31, 2017. The increase in net income was primarily related to an increase in interest income and in total non-interest income, and a lower income tax provision due to a lower consolidated tax rate, partly offset by higher interest expense, total non-interest expense, and a higher provision for loan loss for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net interest income increased by $1.8 million, or 12.6 percent, to $16.4 million for the three months ended March 31, 2018 from $14.6 million for the three months ended March 31, 2017. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $265.0 million, or 15.6 percent, to $1.967 billion for the three months ended March 31, 2018 from $1.702 billion for the three months ended March 31, 2017. There was a decrease in the average yield on interest-earning assets of eight basis points to 4.26 percent for the three months ended March 31, 2018 from 4.34 percent for the three months ended March 31, 2017. There was a corresponding increase in the average balance of interest-bearing liabilities of $184.8 million, or 12.8 percent, to $1.633 billion for the three months ended March 31, 2018 from $1.448 billion for the three months ended March 31, 2017, as well as an increase in the average rate on interest-bearing liabilities of four basis points to 1.10 percent for the three months ended March 31, 2018 from 1.06 percent for the three months ended March 31, 2017.

Interest income on loans receivable increased by $2.0 million, or 11.3 percent, to $19.5 million for the three months ended March 31, 2018 from $17.5 million as compared for the three months ended March 31, 2017. The increase was primarily attributable to an increase in the average balance of loans receivable of $196.3 million, or 12.9 percent, to $1.721 billion for the three months ended March 31, 2018 from $1.525 billion for the three months ended March 31, 2017, partly offset by a decrease in the average yield on loans of six basis points to 4.54 percent for the three months ended March 31, 2018 from 4.60 percent for the three months ended March 31, 2017. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the hiring of seasoned loan and business development officers. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area.

Interest income on securities increased by $173,000, or 27.5 percent, to $803,000 for the three months ended March 31, 2018 from $630,000 for the three months ended March 31, 2017. This increase was primarily due to an increase in the average balance of securities of $27.4 million, or 28.6 percent, to $123.4 million for the three months ended March 31, 2018 from $96.0 million for the three months ended March 31, 2017, partly offset by a decrease in the average yield on securities of 17 basis points to 2.60 percent for the three months ended March 31, 2018 from 2.77 percent for the three months ended March 31, 2017. The decrease in the average yield on securities related to the mix of investments in the portfolio.

Interest income on other interest-earning assets increased by $335,000, or 118.4 percent to $618,000 for the three months ended March 31, 2018 from $283,000 for the three months ended March 31, 2017. This increase was primarily due to an increase in the average yield on other interest-earning assets of 130 basis points to 2.01 percent for the three months ended March 31, 2018 from 0.71 percent for the three months ended March 31, 2017, as well as an increase in the average balance of other interest earning assets of $41.3 million, or 50.5 percent, to $123.2 million for the three months ended March 31, 2018 from $81.8 million for the three months ended March 31, 2017. The increase in the average balance of other interest-earning assets related to an increase in interest-earning deposits held with the Federal Reserve Bank and the Federal Home Loan Bank (“FHLB”) and is consistent with the Company’s strategy of maintaining appropriate levels of liquidity. The increase in the average yield on other interest-earning assets correlates to the increases in the fed funds rate that have occurred over the last 12 months.

Total interest expense increased by $652,000, or 16.9 percent, to $4.5 million for the three months ended March 31, 2018 from $3.8 million for the three months ended March 31, 2017. This increase resulted, primarily, from an increase in the average balance of interest-bearing liabilities of $184.8 million, or 12.8 percent, to $1.633 billion for the three months ended March 31, 2018 from $1.448 billion for the three months ended March 31, 2017, as well as an increase in the average rate on interest-bearing liabilities of four basis points to 1.10 percent for the three months ended March 31, 2018 from 1.06 percent for the three months ended March 31, 2017. The increase in total interest expense was lessened by lower borrowing expense due to the scheduled repayment of high-cost long-term borrowings that were repaid in 2017.

Net interest margin was 3.34 percent for the three-month period ended March 31, 2018 and 3.43 percent for the three-month period ended March 31, 2017. The decrease in the net interest margin was the result of the competitive pressures in attracting new loans and deposits, as evidenced by a decline in the average yield on loans and an increase in the average cost of deposits.

The provision for loan losses increased by $844,000, to $1.3 million for the three months ended March 31, 2018 from $498,000 for the three months ended March 31, 2017. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable.  During the three months ended March 31, 2018, the Company experienced $380,000 in net charge-offs compared to $181,000 in net charge-offs for the three months ended March 31, 2017. The Bank had non-performing loans totaling $10.6 million, or 0.59 percent, of gross loans at March 31, 2018 as compared to $13.4 million, or 0.80 percent, of gross loans at December 31, 2017. The allowance for loan losses was $18.3 million, or 1.03 percent, of gross loans at March 31, 2018, $17.4 million, or 1.05 percent, of gross loans at December 31, 2017 and $17.5 million, or 1.13 percent, of gross loans at March 31, 2017. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2018 and December 31, 2017.

Total non-interest income increased by $1.1 million, or 46.4 percent, to $3.4 million for the three months ended March 31, 2018 from $2.3 million for the three months ended March 31, 2017. The increase in total non-interest income mainly related to an increase in other non-interest income of $2.2 million for the three months ended March 31, 2018 from $28,000 for the three months ended March 31, 2017 as a result of $2.1 million in proceeds received from a legal settlement, as well as an increase in the gain on sale of loans of $245,000 to $583,000 for the three months ended March 31, 2018 from $338,000 for the three months ended March 31, 2017. These increases were partly offset by a gain on sale of other real estate owned properties that totaled $1.2 million for the three months ended March 31, 2017, with no comparable gains for the three months ended March 31, 2018, as well as a loss on equity securities of $127,000 for the three months ended March 31, 2018 with no comparable losses in the three months ended March 31, 2017. The addition of gains and losses on equity securities to the Company’s consolidated financial statements comes as a result of the adoption of ASU 2016-01.

Total non-interest expense increased by $449,000, or 3.9 percent, to $12.0 million for the three months ended March 31, 2018 from $11.6 million for the three months ended March 31, 2017. Salaries and employee benefits expense increased by $177,000, or 2.9 percent, to $6.3 million for the three months ended March 31, 2018 from $6.1 million for the three months ended March 31, 2017. Professional fees increased by $142,000, or 39.1 percent, to $505,000 for the three months ended March 31, 2018 from $363,000 for the three months ended March 31, 2017. The increase in professional fees related mainly to expenses incurred in connection with the Company’s acquisition of IA Bancorp. Data processing costs increased by $76,000, or 11.6%, to $729,000 for the three months ended March 31, 2018 from $653,000 for the three months ended March 31, 2017. Other non-interest expense increased by $175,000, or 11.1 percent, to $1.7 million for the three months ended March 31, 2018 from $1.6 million for the three months ended March 31, 2017. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses. The increase in total-non-interest expense was partly offset by decreases in regulatory assessments of $122,000, or 33.8 percent, to $239,000 for the three months ended March 31, 2018 from $361,000 for the three months ended March 31, 2017, as well as decreases in occupancy and equipment expense of $96,000, or 4.4 percent, to $2.1 million for the three months ended March 31, 2018 from $2.2 million for the three months ended March 31, 2017, and a reduction in advertising expense of $58,000, or 40.6 percent, to $85,000 for the three months ended March 31, 2018 from $143,000 for the three months ended March 31, 2017.

The income tax provision decreased by $104,000, or 5.3 percent, to $1.8 million for the three months ended March 31, 2018 from $1.9 million for the three months ended March 31, 2017. The decrease in the income tax provision comes as a result of the lower tax provision as mandated by enactment of the Tax Cuts and Jobs Act of 2017, which lowered the federal corporate tax rate from 34% to 21% beginning in 2018, partly offset by higher taxable income for the three months ended March 31, 2018 as compared to that same period for 2017. The consolidated effective tax rate for the three months ended March 31, 2018 was 28.4 percent compared to 40.0 percent for the three months ended March 31, 2017.

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

At March 31, 2018 and December 31, 2017, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings from the FHLB of $204.1 million at March 31, 2018 and $189.1 million at December 31, 2017. The average rate of FHLB borrowings was 2.03 percent at March 31, 2018, as compared with 1.78 percent at December 31, 2017.

The Company had the ability at March 31, 2018 to obtain additional funding from the FHLB of up to $78.0 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $492.0 million at March 31, 2018. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At March 31, 2018, and December 31, 2017, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action

As of March 31, 2018:
Bank
Total capital (to risk-weighted assets)	$203,158	12.49%	$130,106	8.00%	$162,632	10.00%
Tier 1 capital (to risk-weighted assets)	184,821	11.36	97,579	6.00	130,106	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	184,821	11.36	73,184	4.50	105,711	6.50
Tier 1 capital (to average assets)	184,821	9.17	80,641	4.00	100,801	5.00

As of December 31, 2017:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$199,637	13.24%	$12,605	8.00%	$150,757	10.00%
Tier 1 capital (to risk-weighted assets)	182,262	12.09	90,454	6.00	120,605	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	182,262	12.09	67,841	4.50	97,992	6.50
Tier 1 capital (to average assets)	182,262	9.50	76,712	4.00	95,890	5.00

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

The final rule became effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. For 2018, it is 1.875% of risk-weighted assets. The Bank and the Company currently comply with the minimum capital and capital conservation buffer requirements set forth in the final rule.

At March 31, 2018 and December 31, 2017, the capital ratios of the Bank and the Company exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2018. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2018. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$120,782	$(86,051)	(41.60)%	6.45%	(365)	bps
+200bp	148,362	(58,741)	(28.27)	7.69	(241)	bps
+100bp	178,957	(27,877)	(13.48)	9.01	(110)	bps
PAR	206,833	-	-	10.10	-	bps
-100bp	225,759	18,926	9.15	10.75	64	bps

bp – basis points

The table above indicates that as of March 31, 2018, in the event of a 100 basis point increase in interest rates, we would experience a decrease to 9.01% in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of March 31, 2018, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

The last party to the Carrier Suit executed the Release on February 20, 2018. Pursuant to the Release, in consideration for the full settlement and release of all claims (as that term is defined in the Release) and the dismissal of the Carrier Suit with prejudice, Progressive agreed to pay the Company $2,200,000 by on or about March 10, 2018. Progressive timely made that payment to the Company.

The Carrier Suit is concluded.

ITEM 1.A. RISK FACTORS

There have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

BCB BANCORP, INC.

Date: May 9th, 2018	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9th, 2018	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)