Form 10-Q
period 2018-06-30
BCB BANCORP INC
filed 2018-08-07
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1st, 2018, BCB Bancorp, Inc., had 15,782,713 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In Thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2018	2017

ASSETS
Cash and amounts due from depository institutions	$23,125	$16,460
Interest-earning deposits	157,320	107,775
Total cash and cash equivalents	180,445	124,235

Interest-earning time deposits	980	980
Debt securities available for sale	127,291	114,295
Equity investments	8,134	8,294
Loans held for sale	1,405	1,295
Loans receivable, net of allowance for loan losses
of $20,640 and $17,375 respectively	2,119,829	1,643,677
Federal Home Loan Bank of New York stock, at cost	16,744	10,211
Premises and equipment, net	21,055	18,768
Accrued interest receivable	7,563	6,153
Other real estate owned	1,178	532
Deferred income taxes	11,451	5,144
Goodwill	5,281	-
Other assets	15,208	9,253
Total Assets	$2,516,564	$1,942,837

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$229,292	$201,043
Interest bearing deposits	1,755,584	1,368,327
Total deposits	1,984,876	1,569,370
FHLB advances	320,005	185,000
Subordinated debentures	4,124	4,124
Other liabilities and accrued interest payable	13,483	7,889
Total Liabilities	2,322,488	1,766,383

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized;
issued and outstanding 7,807 shares of series C 6%, series D 4.5%, (liquidation value $10,000 per share)
and series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at June 30, 2018 and 1,342 shares of series C 6% and series D 4.5% (liquidation value $10,000 per share)
noncumulative perpetual preferred stock at December 31, 2017	-	-
Additional paid-in capital preferred stock	19,706	13,241
Common stock: no par value; 20,000,000 shares authorized; issued 18,313,476 and 17,572,942 at June 30, 2018 and December 31, 2017, respectively, outstanding 15,782,713 shares and
15,042,179 shares, at June 30, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital common stock	175,716	164,230
Retained earnings	33,570	31,241
Accumulated other comprehensive (loss)	(5,800)	(3,142)
Treasury stock, at cost, 2,530,763 shares at June 30, 2018 and December 31, 2017	(29,116)	(29,116)
Total Stockholders' Equity	194,076	176,454

Total Liabilities and Stockholders' Equity	$2,516,564	$1,942,837

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In Thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest income:
Loans, including fees	$24,048	$18,026	$43,569	$35,568
Mortgage-backed securities	837	603	1,536	1,131
Municipal bonds and other debt	196	159	300	264
FHLB stock and other interest earning assets	615	281	1,233	561
Total interest income	25,696	19,069	46,638	37,524

Interest expense:
Deposits:
Demand	975	677	1,772	1,350
Savings and club	105	100	202	199
Certificates of deposit	3,405	2,142	6,135	4,153
	4,485	2,919	8,109	5,702
Borrowings	1,221	1,087	2,099	2,154
Total interest expense	5,706	4,006	10,208	7,856

Net interest income	19,990	15,063	36,430	29,668
Provision for loan losses	2,060	776	3,402	1,274

Net interest income after provision for loan losses	17,930	14,287	33,028	28,394

Non-interest income:
Fees and service charges	971	838	1,681	1,634
Gain on sales of loans	576	733	1,159	1,071
Loss on bulk sale of impaired loans held in portfolio	-	-	(24)	-
(Loss) gain on sales of other real estate owned	(10)	197	(10)	1,348
Unrealized loss on equity investments	(33)	-	(160)	-
Other	59	254	2,303	282
Total non-interest income	1,563	2,022	4,949	4,335

Non-interest expense:
Salaries and employee benefits	7,125	5,878	13,392	11,968
Occupancy and equipment	2,476	1,989	4,538	4,147
Data processing and service fees	828	678	1,557	1,331
Professional fees	533	1,383	1,038	1,746
Director fees	201	198	402	378
Regulatory assessments	290	331	529	692
Advertising and promotional	100	115	185	258
Other real estate owned, net	160	13	191	55
Merger related costs	2,039	-	2,184	-
Other	2,228	1,563	3,975	3,135
Total non-interest expense	15,980	12,148	27,991	23,710

Income before income tax provision	3,513	4,161	9,986	9,019
Income tax provision	1,200	1,648	3,041	3,593

Net Income	$2,313	$2,513	$6,945	$5,426
Preferred stock dividends	262	165	428	283
Net Income available to common stockholders	$2,051	$2,348	$6,517	$5,143

Net Income per common share-basic and diluted
Basic	$0.13	$0.21	$0.43	$0.46
Diluted	$0.13	$0.21	$0.42	$0.45

Weighted average number of common shares outstanding
Basic	15,610	11,295	15,329	11,287
Diluted	15,748	11,405	15,465	11,383

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Income	$2,313	$2,513	$6,945	$5,426
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period (a)	(821)	524	(2,532)	1,383
Other comprehensive (loss) income	(821)	524	(2,532)	1,383
Comprehensive income	$1,492	$3,037	$4,413	$6,809

(a)	Represents unrealized (losses) gains of (964,000), 885,000, (3,344,000), and 2,338,000, respectively, less deferred taxes of (143,000), 361,000, (812,000) and 955,000, respectively.

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	$-	$-	$177,471	$31,241	$(29,116)	$(3,142)	$176,454

Exercise of Stock Options (200 shares)	-	-	2	-	-	-	2

Stock-based compensation expense	-	-	164	-	-	-	164

Dividends payable on Series C 6%, Series D 4.5%, and Series F 6% noncumulative perpetual preferred stock	-	-	-	(428)	-	-	(428)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(4,151)	-	-	(4,151)

Dividend Reinvestment Plan	-	-	163	(163)	-	-	-

Stock Purchase Plan	-	-	217	-	-	-	217

Net income	-	-	-	6,945	-	-	6,945

Reclassification of unrealized gains on AFS equity securities	-	-	-	126	-	(126)	-

Other comprehensive loss	-	-	-	-	-	(2,532)	(2,532)

Acquisition of IA Bancorp	-	-	17,405	-	-	-	17,405

Balance at June 30, 2018	$-	$-	$195,422	$33,570	$(29,116)	$(5,800)	$194,076

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2016	$-	$-	$135,881	$28,159	$(29,103)	$(3,856)	$131,081

Redemption of Series A and B Preferred Stock	-	-	(11,720)	-	-	-	(11,720)

Issuance of Series D Preferred Stock	-	-	9,497	-	-	-	9,497

Exercise of Stock Options (200 shares)	-	-	2	-	-	-	2

Stock-based compensation expense	-	-	78	-	-	-	78

Treasury stock purchases	-	-	-	-	(8)		(8)

Dividends payable on Series C 6% and Series D 4.5% noncumulative perpetual preferred stock	-	-	-	(283)	-	-	(283)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(3,012)	-	-	(3,012)

Dividend Reinvestment Plan	-	-	146	(146)	-	-	-

Stock Purchase Plan	-	-	337	-	-	-	337

Net income	-	-	-	5,426	-	-	5,426

Other comprehensive income	-	-	-	-	-	1,383	1,383

Balance at June 30, 2017	$-	$-	$134,221	$30,144	$(29,111)	$(2,473)	$132,781

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands, Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities :
Net Income	$6,945	$5,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,284	1,326
Amortization and accretion, net	(943)	(872)
Provision for loan losses	3,402	1,274
Deferred income tax (benefit)	(284)	584
Loans originated for sale	(13,230)	(13,257)
Proceeds from sales of loans	14,279	17,945
Gain on sales of loans originated for sale	(1,159)	(1,071)
(Loss) gains on sales of other real estate owned	10	(1,348)
Fair value adjustment of OREO	101	-
Loss on equity investments	160	-
Loss on bulk sale of impaired loans held in portfolio	24	-
Stock-based compensation expense	164	78
Increase in interest receivable	(798)	(93)
(Increase) decrease in other assets	(4,147)	376
Increase (decrease) in accrued interest payable	263	(50)
Increase in other liabilities	2,567	2,930
Net Cash Provided by Operating Activities	8,638	13,248
Cash flows from investing activities:
Proceeds from calls on securities available for sale	13,400	16,715
Purchases of securities available for sale	(16,336)	(25,489)
Proceeds from sales of other real estate owned	408	3,375
Proceeds from bulk sale of impaired loans held	250	-
Net increase in loans receivable	(296,800)	(93,478)
Additions to premises and equipment	(737)	(1,623)
(Purchase) of Federal Home Loan Bank of New York stock	(5,370)	(607)
Cash acquired in acquisition	7,597	-
Cash paid in acquisition	(2,550)	-
Net Cash Used In Investing Activities	(300,138)	(101,107)
Cash flows from financing activities:
Net increase in deposits	237,070	104,055
Proceeds from Federal Home Loan Bank of New York advances	175,000	28,000
Repayments of Federal Home Loan Bank of New York advances	(60,000)	(20,000)
Purchases/adjustments of treasury stock	-	(9,008)
Cash dividends paid on common stock	(4,151)	(3,012)
Cash dividends paid on preferred stock	(428)	(283)
Net proceeds from issuance of common stock	217	337
Net proceeds from issuance of preferred stock	-	9,497
Net payment on redemption of preferred stock	-	(11,720)
Exercise of stock options	2	2
Net Cash Provided by Financing Activities	347,710	97,868

Net Increase In Cash and Cash Equivalents	56,210	10,009
Cash and Cash Equivalents-Beginning	124,235	65,038

Cash and Cash Equivalents-Ending	$180,445	$75,047

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$5,933	$2,960
Interest	$9,945	$7,905
Non-cash items:
Transfer of loans to other real estate owned	$837	$1,128

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2018, and the date these consolidated financial statements were issued.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this update require that an entity account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 on a prospective basis in January 2018. Due to prospective application, the impact on the Company’s consolidated financial statements will be dependent upon the terms of future modifications.

In March, 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 was issued to enhance the accounting for the amortization of premiums for purchased callable debt securities. This amendment requires that the amortization of the premium be shortened to the earliest call date. The Company adopted ASU 2017-08 as of January 1, 2018 with no effect on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company recorded a cumulative effect adjustment to the balance sheet as of January 1, 2018 in the amount of $126,000, representing the unrealized gain of $175,000 at December 31, 2017 net of taxes of $49,000. For the six months ended June 30, 2018, the Company recorded a loss to the income statement in the amount of $160,000. In addition to the change noted above, adoption of this standard will impact the fair value disclosures included in Note 10.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The Company chose to early adopt the new standard for the year ending December 31, 2017, as allowed under the new standard. The amount of the reclassification for the Company was $557,000, as shown in the Consolidated Statement of Changes in Shareholders’ Equity in the Company’s Form 10-K filing for the year ended December 31, 2017, subject to Staff Accounting Bulletin 118, Income Tax Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 provides a measurement period not to extend beyond one year of the enactment date to adjust the accounting for certain elements of the tax reform. The Company does not anticipate a material adjustment to tax expense during the measurement period.

Note 2 – Acquisition of IA Bancorp, Inc.

On April 17, 2018, the Company completed its acquisition of IA Bancorp, Inc. (“IAB”) and its wholly-owned subsidiary, Indus-American Bank, of Edison, New Jersey. IAB shareholders received 0.189 shares of the Company’s common stock for each share of IAB common stock they owned as of the effective date of the acquisition. In addition, the Company issued two series of preferred stock, Series E and F, in exchange for two outstanding series, Series C and D, respectively, of IAB preferred stock. The two series of Company preferred shares have terms substantially similar to the terms of the two series of IAB preferred stock. The aggregate consideration paid to IAB shareholders was $20.0 million. The results of IAB’s operations are included in the Company’s unaudited consolidated statements of income beginning April 17, 2018, the date of the acquisition.

Indus-American Bank was founded primarily to meet the banking needs of the South Asian-American community. The Company plans to operate BCB-Indus-American Bank, a division of BCB Community Bank, and it will continue to specialize in core business banking products for small- to medium-sized companies, with an emphasis on real estate-based lending. This transaction will allow the combined entities to further develop our existing markets in Jersey City and Edison, and will provide further opportunities in Parsippany, Plainsboro and Hicksville, New York, three new, attractive markets for the Company.

The acquisition of IAB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The $5.3 million excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition as of June 30, 2018.

The assets acquired and liabilities assumed and consideration paid in the acquisition of IAB were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated Fair Value
At June 30, 2018
(in thousands)
Consideration paid:
Common stock issued in acquisition	$9,952
Cash paid for exchange of IAB shares	2,550
Preferred stock	7,453
Total consideration paid	19,955

Assets acquired:
Cash and cash equivalents	7,597
Investment securities available for sale	13,811
Restricted investment in bank stocks	1,163
Loans	182,527
Premises and equipment, net	2,834
Other real estate owned, net	328
Accrued interest receivable	612
Core deposit intangible	430
Deferred tax asset	5,212
Other assets	1,273
Total assets acquired	215,787

Liabilities assumed:
Deposits	178,436
Borrowings	20,015
Accrued interest payable	120
Other liabilities	2,542
Total liabilities assumed	201,113
Net assets acquired	14,674

Goodwill recorded in acquisition	$5,281

Note 2 – Acquisition of IA Bancorp, Inc. (continued)

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of IAB’s previously established allowance for loan losses.

The table below illustrates the fair value adjustments made to the amortized cost basis to present a fair value of the loans acquired.

At June 30, 2018
(in thousands)

Gross principal balance	$191,997
Fair value adjustment on pools of homogeneous loans	(5,895)
Fair value adjustment on acquired impaired loans	(3,575)
Fair value of acquired loans	$182,527

The credit adjustment on acquired impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

At June 30, 2018
(in thousands)

Contractually required principal and interest at acquisition	$21,177
Contractual cash flows not expected to be collected (non-accretable
discount, includes principal and interest)	(4,892)
Expected cash flows at acquisition	16,285
Interest component of expected cash flows (accretable discount)	(1,399)
Fair value of loans acquired accounted for under ASC 310-30	14,886

For loans acquired without evidence of credit quality deterioration, the Company prepared interest rate loan fair value and credit fair value adjustments. Loans were grouped into homogeneous pools by characteristics such as loan type, term, collateral and rate. Market rates for similar loans were obtained from various internal and external data sources and reviewed for reasonableness. A present value approach was utilized to calculate the interest rate fair value discount of $1.9 million. Additionally, for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: (i) expected lifetime credit migration losses, and (ii) estimated fair value adjustment for certain qualitative credit factors. The expected lifetime losses were calculated using historical losses observed at IAB. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $3.9 million was determined. The fair value adjustment related to loans acquired without evidence of credit quality deterioration will be substantially recognized as interest income over the expected life of the loans.

In connection with the acquisition of IAB, the Company recorded a net deferred income tax asset of $5.2 million related to IAB’s net operating loss carryforward, as well as other tax attributes of the acquired company, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from IAB provide value to the Company as a source of below market rate funds. The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, the sum of deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The expected cash-flows of the deposit base included estimated attrition rates. The core deposit intangible was valued at $430,000. The core deposit intangible asset is being amortized on an accelerated basis over ten years. Amortization from the April 17, 2018 acquisition date through June 30, 2018 was $20,000.

The fair value of certificate of deposit accounts was determined by compiling individual account data into groups of equal remaining maturities with corresponding calculated weighted average rates. Each maturity group’s weighted average rate was compared to market rates for similar maturities and then priced to yield market rates. This valuation adjustment was determined to be a $751,000 premium and is being amortized in line with the expected cash flows driven by the maturities of these deposits, primarily over the next five years.

Direct costs related to the merger were accrued and expensed as incurred. During the six months ended June 30, 2018, the Company incurred $2.2 million in merger-related expenses, including $2.0 million of early termination fees from IAB’s core system provider. The Company had also incurred merger costs in 2017 of $800,000 including legal and professional fees.

Note 2 – Acquisition of IA Bancorp, Inc.

Supplemental Pro Forma Financial Information

The following table presents unaudited financial information regarding the former IAB operations included in the consolidated statements of income from April 17, 2018, the date of the acquisition, through June 30, 2018. In addition, the table provides unaudited condensed pro forma financial information assuming the IAB acquisition had been completed as of January 1, 2018 and for the six months ended June 30, 2018 and as of January 1, 2017 and for the six months ended June 30, 2017. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred at the beginning of the periods presented, nor is it indicative of future results.

Furthermore, the unaudited pro forma financial information includes merger-related expenses but does not reflect management’s estimate of any revenue-enhancing opportunities, cost savings or the impact of conforming certain accounting policies of IAB to the Company’s policies that may have occurred as a result of the integration and consolidation of IAB’s operations. The combined pro forma information reflects adjustments related to certain purchase accounting fair value adjustments and amortization of the core deposit intangibles.

	IAB Actual from	Pro forma Combined	Pro forma Combined
	April 17, 2018 to	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018	June 30, 2017
	(in thousands, except for share data)

Interest income	$2,195	$49,740	$42,821
Interest Expense	519	10,942	9,109
Provision for loan losses	-	3,402	1,274
Non-interest income	99	5,089	4,574
Non-interest expense	1,385	29,948	27,052
Income Taxes	118	3,208	3,969
Net Income	272	7,329	5,991

Earnings per diluted share	$0.01	$0.45	$0.50

Fair Value Measurement of Assets Acquired and Liabilities Assumed

The methods used to determine the fair value of the assets acquired and the liabilities assumed in the IAB acquisition were as follows. Refer to Note 10, Fair Value Measurements, for a discussion of the fair value hierarchy.

Investment Securities

The estimated fair values of investment securities were calculated utilizing Level 2 inputs. The securities acquired are bought and sold in active markets. Prices for these instruments were determined using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Note 3 – Reclassification

Certain amounts as of December 31, 2017 and for the three and six month period ended June 30, 2017, respectively have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

Note 4 – Pension and Other Postretirement Plans

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

Net periodic pension benefit for the three and six months ended June 30, 2018 and June 30, 2017 was $10,000, $20,000,  $9,000, and $18,000 respectively. Net periodic postretirement cost for the SERP plan for the three and six months ended June 30, 2018 and June 30, 2017 was $3,000,  $6,000,  $4,000, and $8,000 respectively.

Share – Based Compensation

The Company, under the plan approved by its stockholders on April 26, 2018 (“2018 Equity Incentive Plan”), authorized the issuance of up to 1,000,000 shares of common stock of the Company pursuant to grants of stock options, restricted stock or restricted stock units. Employees and directors of the Company and the Bank are eligible to participate in the 2018 Equity Incentive Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options. Restricted stock units are similar to restricted stock awards, except that no share of stock is actually awarded on the date of grant of a restricted stock unit. A restricted stock unit will be settled in shares of Common Stock, provided, however, that in the sole discretion of the Committee, a restricted stock unit may be settled in cash. Shares of stock issued pursuant to the exercise of stock options will count against the share limit as one share of stock for every one share of stock to which such exercise relates. Shares of stock issued pursuant to restricted stock awards or restricted stock units will count against the Share Limit as two shares of stock for every one share of stock issued in connection with the award.

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

	Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2017	889,300	$8.93-13.32	$11.42

Options granted	-	-	-
Options exercised	(200)	10.55	10.55
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at June 30, 2018	889,100	$8.93-13.32	$10.91

As of June 30, 2018, stock options which were granted and were exercisable totaled 183,867 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 705,233 shares of unvested options outstanding as of June 30, 2018 was $1.2 million over a weighted average period of 7.00 years.

	Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2016	575,000	$8.93-13.32	$10.78

Options granted	-
Options exercised	(700)	10.55	0.00
Options forfeited	(35,000)	8.93-13.32	-
Options expired	-

Outstanding at June 30, 2017	539,300	$8.93-13.32	$10.78

As of June 30, 2017, stock options which were granted and were exercisable totaled 107,700 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to 431,600 shares of unvested options outstanding as of June 30, 2017 was $1.0 million over a weighted average period of 6.80 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and six months ended June 30, 2018 and 2017, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended June 30, 2018 and 2017 the weighted average number of outstanding options considered to be anti-dilutive were 636 and 1,280 respectively. For the six months ended June 30, 2018 and 2017 the weighted average number of outstanding options considered to be anti-dilutive were 1,012 and 5,019 respectively. At June 30, 2018, the Company has 6,465 shares of its Series F 6% noncumulative perpetual preferred stock (“Series F shares”) issued and outstanding, which are convertible into the Company’s common stock. The conversion of Series F shares to common shares was not included in the computation of diluted earnings per share as they would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Net income available to common stockholders	$2,051			$2,348

Basic earnings per share-
Income available to
Common stockholders	$2,051	15,610	$0.13	$2,348	11,295	$0.21

Effect of dilutive securities:
Stock options	-	138		-	110

Diluted earnings per share-
Income available to
Common stockholders	$2,051	15,748	$0.13	$2,348	11,405	$0.21

	For the Six Months Ended June 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Net income available to common stockholders	$6,517			$5,143

Basic earnings per share-
Income available to
Common stockholders	$6,517	15,329	$0.43	$5,143	11,287	$0.46

Effect of dilutive securities:
Stock options	-	136		-	96

Diluted earnings per share-
Income available to
Common stockholders	$6,517	15,465	$0.42	$5,143	11,383	$0.45

Note 6  –Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June  30, 2018 and December 31, 2017:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Due after one year through five years	$5,210	$-	$160	$5,050
Due after five years through ten years	4,170	-	30	4,140
Due after ten years	119,842	57	5,471	114,428

Municipal obligations:
Due after one year through five years	493	-	-	493
Due after five years through ten years	2,140	-	5	2,135
Due after ten years	1,045	-	-	1,045
	$132,900	$57	$5,666	$127,291

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Due after one year through five years	$3,276	$3	$76	$3,203
Due after five years through ten years	622	-	10	612
Due after ten years	110,156	44	2,222	107,978

Municipal obligations:
Due within one year	2,506	-	4	2,502
	$116,560	$47	$2,312	$114,295

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2018
Residential mortgage-backed securities	$74,704	$2,228	$41,934	$3,433	$116,638	$5,661
Municipal obligations	3,180	5	-	-	3,180	5
	$77,884	$2,233	$41,934	$3,433	$119,818	$5,666

December 31, 2017
Residential mortgage-backed securities	$94,909	$1,951	$12,309	$357	$107,218	$2,308
Municipal obligations	2,502	4	-	-	2,502	4
	$97,411	$1,955	$12,309	$357	$109,720	$2,312

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At June  30, 2018 and December 31, 2017, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at June  30, 2018 and December 31, 2017, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of June 30, 2018 and December 31, 2017 by segment and class:

	June 30, 2018	December 31, 2017
	(In Thousands)
Originated loans:
Residential one-to-four family	$203,661	$182,544
Commercial and multi-family	1,452,907	1,213,390
Construction	51,599	50,497
Commercial business(1)	105,101	66,775
Home equity(2)	52,382	38,725
Consumer	645	1,183

Sub-total	1,866,295	1,553,114

Acquired loans initially recorded at fair value:
Residential one-to-four family	44,933	47,808
Commercial and multi-family	158,094	46,609
Construction	1,798	-
Commercial business(1)	31,680	4,057
Home equity(2)	21,725	8,955
Consumer	199	122

Sub-total	258,429	107,551

Acquired loans with deteriorated credit:
Residential one-to-four family	1,402	1,413
Commercial and multi-family	11,880	731
Construction	2,670	-
Commercial business(1)	986	-
Home equity(2)	400	-
Consumer	54	-

Sub-total	17,392	2,144

Total Loans	2,142,116	1,662,809

Less:
Deferred loan fees, net	(1,647)	(1,757)
Allowance for loan losses	(20,640)	(17,375)

Sub-total	(22,287)	(19,132)

Total Loans, net	$2,119,829	$1,643,677

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Purchased Credit Impaired Loans

The carrying value of loans acquired in the IAB acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $14.9 million at June 30, 2018, which was $803,000 less than the balance at the time of acquisition on April 17, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non- accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the loans over the remaining life, while decreases in expected cash flows are recognized as impairments through a loss provision and an increase in the allowance for loan and lease losses. Valuation allowances (recognized in the allowance for loan and lease losses) on these impaired loans reflect only losses incurred after the acquisition (representing all cash flows that were expected at acquisition but currently are not expected to be received).

The following table presents changes in the accretable yield for PCI loans:

Six months ended June 30, 2018
(Dollars in thousands)
Accretable yield, beginning balance	$-
Acquisition of impaired loans	1,399
Accretable yield amortized to interest income	(208)
Reclassification from non-accretable difference	-
Accretable yield, ending balance	$1,191

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

The loan portfolio is segmented into the following loan classes, where the risk level for each class is analyzed when determining the allowance for loan losses:

Residential single family real estate loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate residential family real estate loans decrease the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying properties may be adversely affected by higher interest rates. Repayment risk may be affected by a number of factors including, but not necessarily limited to, job loss, divorce, illness and personal bankruptcy of the borrower.

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

An unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2018. The table also details the amount of total loans receivable, loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of June 30, 2018. (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,245	$11,880	$492	$2,676	$384	$4	$198	$17,879
Acquired loans initially recorded at fair value:	369	-	-	24	-	-	-	393
Acquired loans with deteriorated credit:	53	12	-	-	-	-	-	65
Beginning Balance, March 31, 2018	2,667	11,892	492	2,700	384	4	198	18,337

Charge-offs:
Originated Loans:	-	-	-	5	-	-	-	5
Acquired loans initially recorded at fair value:	-	-	-	-	-	-	-	-
Acquired loans with deteriorated credit:	-		-	-	-	-	-	-
Sub-total:	-	-	-	5	-	-	-	5

Recoveries:
Originated Loans:	1	-	-	6	-	-	-	7
Acquired loans initially recorded at fair value:	85	-	-	12	-	-	-	97
Acquired loans with deteriorated credit:	-	-	-	144	-	-	-	144
Sub-total:	86	-	-	162	-	-	-	248

Provisions:
Originated Loans:	3	1,204	24	723	63	37	90	2,144
Acquired loans initially recorded at fair value:	(36)	92	-	4	-	-	-	60
Acquired loans with deteriorated credit:	-	-	-	(144)	-	-	-	(144)
Sub-total:	(33)	1,296	24	583	63	37	90	2,060

Totals:
Originated Loans:	2,249	13,084	516	3,400	447	41	288	20,025
Acquired loans initially recorded at fair value:	418	92	-	40	-	-	-	550
Acquired loans with deteriorated credit:	53	12	-	-	-	-	-	65
Ending Balance, June 30, 2018	$2,720	$13,188	$516	$3,440	$447	$41	$288	$20,640

Loans Receivable:

Ending Balance Originated Loans:	$203,661	$1,452,907	$51,599	$105,101	$52,382	$645	$-	$1,866,295
Ending Balance Acquired loans initially recorded at fair value:	44,933	158,094	1,798	31,680	21,725	199	-	258,429
Ending Balance Acquired loans with deteriorated credit:	1,402	11,880	2,670	986	400	54	-	17,392
Total Gross Loans:	$249,996	$1,622,881	$56,067	$137,767	$74,507	$898	$-	$2,142,116

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$6,255	$12,848	$-	$2,226	$1,099	$42	$-	$22,470
Ending Balance Acquired loans initially recorded at fair value:	6,534	4,384	-	-	329	-	-	11,247
Ending Balance Acquired loans with deteriorated credit:	1,401	11,671	2,670	986	400	54	-	17,182
Ending Balance Loans individually
evaluated for impairment:	$14,190	$28,903	$2,670	$3,212	$1,828	$96	$-	$50,899

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$197,406	$1,440,059	$51,599	$102,875	$51,283	$603	$-	$1,843,825
Ending Balance Acquired loans initially recorded at fair value:	38,399	153,710	1,798	31,680	21,396	199	-	247,182
Ending Balance Acquired loans with deteriorated credit:	1	209	-	-	-	-	-	210
Ending Balance Loans collectively
evaluated for impairment:	$235,805	$1,593,978	$53,397	$134,555	$72,679	$802	$-	$2,091,217
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table set forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2018, and the related portion of the allowances for loan losses that is allocated to each loan class (in thousands):

	Residential		Commercial & Multi-family	Construction	Commercial Business (1)			Home Equity (2)	Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$2,368		$11,656	$518		$2,018		$338		$6		$177		$17,081
Acquired loans initially recorded at fair value:	242		-	-		-		-		-		-		242
Acquired loans with deteriorated credit:	40		12	-		-		-		-		-		52
Beginning Balance, December 31, 2017	2,650		11,668	518		2,018		338		6		177		17,375

Charge-offs:
Originated Loans:	302	-	-	-	-	5	-	-	-	-	-	-	-	307
Acquired loans initially recorded at fair value:	72	-	-	-	-	-	-	6	-	-	-	-	-	78
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Sub-total:	374		-	-		5		6		-		-		385

Recoveries:
Originated Loans:	1		-	-		6		-		-		-		7
Acquired loans initially recorded at fair value:	85		-	-		12		-		-		-		97
Acquired loans with deteriorated credit:	-		-	-		144		-		-		-		144
Sub-total:	86		-	-		162		-		-		-		248

Provisions:
Originated Loans:	182		1,428	(2)		1,381		109		35		111		3,244
Acquired loans initially recorded at fair value:	163		92	-		28		6		-		-		289
Acquired loans with deteriorated credit:	13		-	-		(144)		-		-		-		(131)
Sub-total:	358		1,520	(2)		1,265		115		35		111		3,402

Totals:
Originated Loans:	2,249		13,084	516		3,400		447		41		288		20,025
Acquired loans initially recorded at fair value:	418		92	-		40		-		-		-		550
Acquired loans with deteriorated credit:	53		12	-		-		-		-		-		65
Ending Balance, June 30, 2018	$2,720		$13,188	$516		$3,440		$447		$41		$288		$20,640

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of December 31, 2017. (In Thousands):

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2017. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of June 30, 2017 (In Thousands):

	Residential		Commercial & Multi-family		Construction	Business (1)	Equity (2)		Consumer		Unallocated		Total
Allowance for credit losses:

Originated Loans:	$2,151		$10,850		$756	$3,117		$335		$2		$150		$17,361
Acquired loans initially recorded at fair value:	112		-		-	-		-		-		-		112
Acquired loans with deteriorated credit:	41		12		-	-		-		-		-		53
Beginning Balance, March 31, 2017	2,304		10,862		756	3,117		335		2		150		17,526

Charge-offs:
Originated Loans:	-	-	119	-	-	-	-	-	-	-	-	-	-	119
Acquired loans initially recorded at fair value:	219	-	-		-	-		-	-	-	-	-	-	219
Sub-total:	219		119		-	-		-		-		-		338

Provisions:
Originated Loans:	(59)		451		(3)	112		12		3		(51)		465
Acquired loans initially recorded at fair value:	310		-		-	-		-		-				310
Acquired loans with deteriorated credit:	-		1		-	-		-		-		-		1
Sub-total:	251		452		(3)	112		12		3		(51)		776

Totals:
Originated Loans:	2,092		11,182		753	3,229		347		5		99		17,707
Acquired loans initially recorded at fair value:	203		-		-	-		-		-		-		203
Acquired loans with deteriorated credit:	41		13		-	-		-		-		-		54
Ending Balance, June 30, 2017	$2,336		$11,195		$753	$3,229		$347		$5		$99		$17,964

Loans Receivable:

Ending Balance Originated Loans:	$164,562		$1,130,902		$73,376	$68,230		$38,058		$1,196		$-		$1,476,324
Ending Balance Acquired loans initially recorded at fair value:	52,382		51,933		-	3,752		10,304		176		-		118,547
Ending Balance Acquired loans with deteriorated credit:	1,425		742		-	-		-		-		-		2,167
Total Gross Loans:	$218,369		$1,183,577		$73,376	$71,982		$48,362		$1,372		$-		$1,597,038

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$9,038		$12,783		$-	$4,180		$1,093		$-		$-		$27,094
Ending Balance Acquired loans initially recorded at fair value:	7,771		5,832		-	-		685		-		-		14,288
Ending Balance Acquired loans with deteriorated credit:	1,425		519		-	-		-		-		-		1,944
Ending Balance Loans individually
evaluated for impairment:	$18,234		$19,134		$-	$4,180		$1,778		$-		$-		$43,326

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$155,524		$1,118,119		$73,376	$64,050		$36,965		$1,196		$-		$1,449,230
Ending Balance Acquired loans initially recorded at fair value:	44,611		46,101		-	3,752		9,619		176		-		104,259
Ending Balance Acquired loans with deteriorated credit:	-		223		-	-		-		-		-		223
Ending Balance Loans collectively
evaluated for impairment:	$200,135		$1,164,443		$73,376	$67,802		$46,584		$1,372		$-		$1,553,712
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loans losses for the six months ended June 30, 2017, and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$2,098	$10,621	$736	$3,079	$374	$2	$69		$16,979
Acquired loans initially recorded at fair value:	170	-	-	-	4	-	-		174
Acquired loans with deteriorated credit:	43	13	-	-	-	-	-		56
Beginning Balance, December 31, 2016	2,311	10,634	736	3,079	378	2	69		17,209

Charge-offs:
Originated Loans:	-	190	-	-	-	6	-	-	196
Acquired loans initially recorded at fair value:	308	-	-	-	34	-	-	-	342
Sub-total:	308	190	-	-	34	6	-		538

Recoveries:
Acquired loans with deteriorated credit:	-	-	-	19	-	-	-		19
Sub-total:	-	-	-	19	-	-	-		19

Provisions:
Originated Loans:	(6)	751	17	150	(27)	9	30		924
Acquired loans initially recorded at fair value:	341	-	-	-	30	-	-		371
Acquired loans with deteriorated credit:	(2)	-	-	(19)	-	-	-		(21)
Sub-total:	333	751	17	131	3	9	30		1,274

Totals:
Originated Loans:	2,092	11,182	753	3,229	347	5	99		17,707
Acquired loans initially recorded at fair value:	203	-	-	-	-	-	-		203
Acquired loans with deteriorated credit:	41	13	-	-	-	-	-		54
Ending Balance, June 30, 2017	$2,336	$11,195	$753	$3,229	$347	$5	$99		$17,964

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of June 30, 2018 and December 31, 2017. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2018 and December 31, 2017, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of June 30, 2018	As of December 31, 2017
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$1,480	$2,545
Commercial and multi-family	5,578	6,762
Commercial business(1)	163	299
Home equity(2)	397	201
Consumer	42	-

Sub-total:	7,660	9,807

Acquired loans initially recorded at fair value:
Residential one-to-four family	2,474	2,372
Commercial and multi-family	590	850
Home equity(2)	39	7

Sub-total:	3,103	3,229

Total	$10,763	$13,036

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $11.6 million at June 30, 2018.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months and six months ended June 30, 2018 and 2017 (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2018	2017	2017	2018	2018	2017	2017

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$1,912	$7	$3,640	$24	1,965	$15	$4,299	$49
Commercial and Multi-family	11,973	86	12,365	63	12,052	172	11,287	125
Commercial business(1)	-	43	712	11	622	87	1,095	21
Home equity(2)	843	7	865	9	912	15	941	18
Consumer	926	-	-	-	-	-	3	-

Sub-total:	$15,654	$143	$17,582	$107	15,551	$289	$17,625	$213

Acquired loans initially recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$3,385	$23	$5,306	$35	3,630	$46	$4,998	$71
Commercial and Multi-family	3,639	54	4,127	56	3,683	109	4,845	112
Home equity(2)	245	3	628	-	235	7	563	12
Consumer	-	-	-	6	-	-	-	-

Sub-total	$7,269	$80	$10,061	$97	7,548	$162	$10,406	$195

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family	$1,035	$16	$1,430	$22	1,161	$33	$1,434	$44
Commercial and Multi-family	6,091	122	520	7	4,231	244	521	14
Construction	1,335	213	-	-	890	426
Commercial business(1)	493	135	-	-	329	270
Home equity(2)	200	5	-	-	133	10
Consumer	27	1	-	-	18	1	-	-

Sub-total:	$9,181	$492	$1,950	$29	6,762	$984	$1,955	$58

Total Impaired Loans
With no related allowance recorded:	$32,104	$715	$29,593	$233	29,861	$1,435	$29,986	$466

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and six months ended June 30, 2018 and 2017. (In Thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2018	2017	2017	2018	2018	2017	2017

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$4,752	$47	$6,026	$48	$5,125	$95	$5,546	$96
Commercial and Multi-family	485	-	839	10	323	-	1,267	19
Commercial business(1)	1,094	20	3,427	35	1,262	40	3,039	69
Home equity(2)	156	2	284	3	156	3	287	5
Consumer	21	-	-	-	14	-	-	-

Sub-total:	$6,508	$69	$10,576	$96	$6,880	$138	$10,139	$189

Acquired loans initially recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,564	$28	$2,590	$21	$3,519	$56	$2,688	$43
Commercial and Multi-family	923	5	1,718	16	1,035	9	1,249	32
Home equity(2)	85	1	106	2	85	3	313	3

Sub-total	$4,572	$34	$4,414	$39	$4,639	$68	$4,250	$78

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$370	$5	$-	$-	$246	$10	$-	$-

Sub-total:	$370	$5	$-	$-	$246	$10	$-	$-

Total Impaired Loans
with an allowance recorded:	$11,450	$108	$14,990	$135	$11,765	$216	$14,389	$267

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

June 30, 2018 and December 31, 2017. (In Thousands):

	As of June 30, 2018			As of December 31, 2017
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$1,934	$1,975	$-	$2,073	$2,236	$-
Commercial and multi-family	12,363	12,819	-	12,212	12,763	-
Commercial business(1)	1,104	3,991	-	181	908	-
Home equity(2)	944	999	-	885	932	-

Sub-total:	$16,345	$19,784	$-	$15,351	$16,839	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$3,138	$3,302	$-	$4,119	$4,285	$-
Commercial and Multi-family	3,464	3,464	-	3,772	3,773	-
Home equity(2)	244	244	-	216	268	-

Sub-total:	$6,846	$7,010	$-	$8,107	$8,326	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,032	$1,595	$-	$1,413	$2,031	$-
Commercial and Multi-family	11,671	12,145	-	513	537	-
Construction	2,670	11,886	-	-	-	-
Commercial business(1)	986	7,355	-	-	-	-
Home equity(2)	400	400	-	-	-	-
Consumer	54	54	-	-	-	-

Sub-total:	$16,813	$33,435	$-	$1,926	$2,568	$-

Total Impaired Loans
with no related allowance recorded:	$40,004	$60,229	$-	$25,384	$27,733	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at June 30, 2018 and December 31, 2017. (In Thousands):

	As of June 30, 2018			As of December 31, 2017
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$4,321	$4,321	$252	$5,871	$5,871	$508
Commercial and Multi-family	485	526	112	-	-	-
Commercial business(1)	1,122	1,420	834	1,599	2,431	1,033
Home equity(2)	155	155	23	157	157	25
Consumer	42	42	42	-	-	-

Sub-total:	$6,125	$6,464	$1,263	$7,627	$8,459	$1,566

Acquired loans initially recorded at fair
value with an allowance
recorded:
					-
Residential one-to-four family	$3,396	$3,547	$463	$3,429	$3,580	$281
Commercial and Multi-family	920	973	293	1,260	1,313	179
Home equity(2)	85	85	6	86	86	7

Sub-total	$4,401	$4,605	$762	$4,775	$4,979	$467

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$369	$417	$13	$-	$-	$-

Sub-total:	$369	$417	$13	$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$10,895	$11,486	$2,038	$12,402	$13,438	$2,033

Total Impaired Loans
with no related allowance recorded:	$40,004	$60,229	$-	$25,384	$27,733	$-

Total Impaired Loans:	$50,899	$71,715	$2,038	$37,786	$41,171	$2,033

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

	At June 30, 2018	At December 31, 2017
	(In thousands)
Recorded investment in TDRs:
Accrual status	$20,693	$20,058
Non-accrual status	7,535	8,408
Total recorded investment in TDRs	$28,228	$28,466

\

There were no TDRs during the three months ended June 30, 2018

The following table summarizes information with regard to troubled debt restructurings which occurred during the three months ended June 30th, 2017.

Three Months Ended June 30, 2017 (Dollars in Thousands)		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Commercial and multi-family	1	2,804	2,851

Sub-total:	1	$2,804	$2,851

Acquired loans initially recorded at fair value:
Residential one-to-four family	3	$767	$919

Sub-total:	3	$767	$919

Total	4	$3,571	$3,770

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended June 30 totaled $639,000 for one contract in 2018 and $1,358,000 for two contracts in 2017.

The following tables summarize information with regards to troubled debt restructuring which occurred during the six months ended June 30, 2018 and 2017 (dollars in thousands):

Six Months Ended June 30, 2018		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$640	$640
Commercial and multi-family	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-

Sub-total:	1	640	640

Acquired loans initially recorded at fair value:
Residential one-to-four family	1	179	179
Commercial and Multi-family	-	-	-
Commercial business(1)	-	-	-
Home equity(2)	-	-	-

Sub-total:	1	179	179

Total	2	$819	$819

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Six Months Ended June 30, 2017		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$1,445	$1,556
Commercial and multi-family	3	4,441	4,608

Sub-total:	5	5,886	6,164

Acquired loans initially recorded at fair value:
Residential one-to-four family	4	840	1,023

Sub-total:	4	840	1,023

Total	9	$6,726	$7,187

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled debt restructurings for which there was a payment default within twelve months of restructuring during the six months ended June 30 totaled $878,000 for two contracts in 2018 and $1,780,000 for three contracts in 2017.

The following table sets forth the delinquency status of total loans receivable as of June 30, 2018:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,649	$406	$1,217	$3,272	$200,389	$203,661	$-
Commercial and multi-family	6,980	1,531	1,294	9,805	1,443,102	1,452,907	125
Construction	-	-	-	-	51,599	51,599	-
Commercial business(1)	192	66	696	954	104,147	105,101	599
Home equity(2)	313	44	326	683	51,699	52,382	122
Consumer	3	1	42	46	599	645	-

Sub-total:	$9,137	$2,048	$3,575	$14,760	$1,851,535	$1,866,295	$846

Acquired loans initially recorded at fair value:
Residential one-to-four family	$315	$284	$1,783	$2,382	$42,551	44,933	$-
Commercial and multi-family	5,877	2,564	590	9,031	149,063	158,094	-
Construction	643	-	-	643	1,155	1,798	247
Commercial business(1)	4,456	21	247	4,724	26,956	31,680	-
Home equity(2)	474	128	39	641	21,084	21,725	-
Consumer	-	-	-	-	199	199	-

Sub-total:	$11,765	$2,997	$2,659	$17,421	$241,008	$258,429	$247

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$55	$115	$170	$1,232	1,402	$-
Commercial and multi-family	360	145	9,391	9,896	1,984	11,880	-
Construction	-	820	987	1,807	863	2,670	-
Commercial business(1)	-	-		-	986	986	-
Home equity(2)	-			-	400	400	-
Consumer	-	-	54	54	-	54	-

Sub-total:	$360	$1,020	$10,547	$11,927	$5,465	$17,392	$-

Total	$21,262	$6,065	$16,781	$44,108	$2,098,008	$2,142,116	$1,093

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

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of June 30, 2018, we had $36,000 in assets classified as losses, all of which $36,000 were classified as impaired, and $33.6 million in assets classified as substandard, all of which $33.6 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of June 30, 2018. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$198,623	$2,919	$2,119	$-	$-	$203,661
Commercial and multi-family	1,438,487	3,838	10,582	-	-	1,452,907
Construction	51,599	-	-	-	-	51,599
Commercial business(1)	101,090	1,786	2,189	-	36	105,101
Home equity(2)	51,533	399	450	-	-	52,382
Consumer	593	10	42	-	-	645

Sub-total:	$1,841,925	$8,952	$15,382	$-	$36	$1,866,295

Acquired loans initially recorded at fair value:
Residential one-to-four family	$41,818	$474	$2,641	$-	$-	44,933
Commercial and multi-family	155,672	393	2,029	-	-	158,094
Construction	1,749	49	-	-	-	1,798
Commercial business(1)	31,627	53	-	-	-	31,680
Home equity(2)	21,638	19	68	-	-	21,725
Consumer	199	-	-	-	-	199

Sub-total:	$252,703	$988	$4,738	$-	$-	$258,429

Acquired loans with deteriorated credit:
Residential one-to-four family	$159	$567	$676	$-	$-	1,402
Commercial and multi-family	760	507	10,613	-	-	11,880
Construction	863	-	1,807	-	-	2,670
Commercial business(1)	633	-	353	-	-	986
Home equity(2)	400	-	-	-	-	400
Consumer	54	-	-	-	-	54

Sub-total:	$2,869	$1,074	$13,449	$-	$-	$17,392

Total Gross Loans	$2,097,497	$11,014	$33,569	$-	$36	$2,142,116

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in our Consolidated Statements of Financial Condition. (In Thousands):

	June 30,	December 31,
	2018	2017

Unpaid principal balance	$331,490	$114,542
Recorded investment	275,821	109,695

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality for which the Company applies the provisions of ASC 310-30 (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Balance, Beginning of Period	$2,146	$2,478	$2,230	$2,558
Additions from acquisition of IAB	1,399	-	1,399	-
Accretion recorded to interest income	(292)	(80)	(376)	(160)
Balance, End of Period	$3,253	$2,398	$3,253	$2,398

There were no transfers from non-accretable differences for the periods stated above.

Note 8 – Stockholders’ Equity

On April 17, 2018, the Company issued 631,896 shares of its common stock as well as 438,889 shares of series E 6% and 6,465 shares of series F 6% non-cumulative perpetual preferred stock in connection with its acquisition of IA Bancorp, Inc.

On May 16, 2018, the Company issued 82,950 shares of its common stock in connection with the conversion of 438,889 shares of Series E preferred stock assumed with the acquisition of IA Bancorp, Inc.

Note 9 – Goodwill and Other Intangible Assets

The Company’s intangible assets consist of goodwill and core deposit intangibles in connection with the acquisition of IA Bancorp, Inc. as of April 17, 2018 and goodwill in connection with the acquisition. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. The goodwill impairment analysis is generally a two-step test. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of the reporting unit if, based on a qualitative assessment, it is determined that it was more likely than not that the unit’s fair value was not less than its carrying amount. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses are not permitted.

The Company’s core deposit intangibles are amortized on an accelerated basis using an estimated life of 10 years and in accordance with U.S. GAAP are evaluated annually for impairment. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment to intangible assets at June 30, 2018.

Amortization expense of the core deposit intangibles was $20,000 for the three and six months ended June 30, 2018. The unamortized balance of the core deposit intangibles and the amount of goodwill at June 30, 2018 were $410,000 and $5.281  million, respectively.

Note 10 – Fair Values of Financial Instruments

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In Thousands):

			(Level 1)	(Level 2)
			Quoted Prices in	Significant	(Level 3)
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
Description	Total		Assets	Inputs	Inputs
As of June 30, 2018:
Securities
Residential mortgage backed securities		$123,618	$-	$123,618	$-
Municipal obligations		3,673	-	3,673	-
Preferred stock		8,134	8,134	-	-
Total Securities		135,425	8,134	127,291	-

As of December 31, 2017:
Securities
Residential mortgage backed securities		$111,793	$-	$111,793	$-
Municipal obligations		2,502	-	2,502	-
Preferred stock		8,294	8,294	-	-
Total Securities		122,589	8,294	114,295	-
The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the six months ended June 30, 2018 and 2017.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In Thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2018
Impaired Loans	$8,857	$-	$-	$8,857
Other real estate owned	$1,178	$-	$-	$1,178

As of December 31, 2017:
Impaired Loans	$10,369	$-	$-	$10,369
Other real estate owned	$532	$-	$-	$532

Note 10 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2018 and December 31, 2017 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
June 30, 2018:
Impaired Loans	$8,857	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,178	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2017:
Impaired Loans	$10,369	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$532	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not objectively determinable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of June 30, 2018 and December 31, 2017.

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

Note 10 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2018 and December 31, 2017 consisted of the loan balances of $10.895 million and $12.402 million, net of a valuation allowance of $2.038 million and $2.033 million, respectively.

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

Note 10 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$180,445	$180,445	$180,445	$-	$-
Interest-earning time deposits	980	980	980	-	-
Debt securities available for sale	127,291	127,291	-	127,291	-
Equity investments	8,134	8,134	8,134	-	-
Loans held for sale	1,405	1,405	-	1,405	-
Loans receivable, net	2,119,829	2,070,306	-	-	2,070,306
FHLB of New York stock, at cost	16,744	16,744	-	16,744	-
Accrued interest receivable	7,563	7,563	-	7,563	-

Financial liabilities:
Deposits	1,984,876	1,991,258	935,885	1,055,373	-
Borrowings	320,005	316,414	-	316,414	-
Subordinated debentures	4,124	4,078	-	4,078	-
Accrued interest payable	1,174	1,174	-	1,174	-

	As of December 31, 2017

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$124,235	$124,235	$124,235	$-	$-
Interest-earning time deposits	980	980	980	-	-
Debt securities available for sale	114,295	114,295	-	114,295	-
Equity investments	8,294	8,294	8,294	-	-
Loans held for sale	1,295	1,295	-	1,295	-
Loans receivable, net	1,643,677	1,643,626	-	-	1,643,626
FHLB of New York stock, at cost	10,211	10,211	-	10,211	-
Accrued interest receivable	6,153	6,153	-	6,153	-

Financial liabilities:
Deposits	1,569,370	1,578,382	903,155	673,227	-
Borrowings	185,000	182,947	-	182,947	-
Subordinated debentures	4,124	4,078	-	4,078	-
Accrued interest payable	791	791	-	791	-

Note 11 – Subsequent Event

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures in a private placement. The notes mature in 2028 and carry a fixed interest rate of 5.625% for the first five years. Thereafter, the notes will pay interest at 3-month LIBOR plus 2.72%. The subordinated debentures qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives.

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2018 we had approximately $2.517 billion in consolidated assets, $1.985 billion in deposits and $194.1 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2018 the Bank operated through twenty-eight branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Maplewood, Monroe Township, Parsippany, Plainsboro, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

For a description of the recently completed merger by the Company, see Note 2 to the Company’s unaudited financial statements.

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

Financial Condition

Total assets increased by $573.7 million, or 29.5 percent, to $2.517 billion at June 30, 2018 from $1.943 billion at December 31, 2017. The increase in total assets resulted from the acquisition of IAB, which added approximately $215.8 million in assets a well as an increase in loans receivable of $476.2 million, including those acquired in the merger.

Loans receivable increased by $476.2 million, or 29.0 percent, to $2.120 billion at June 30, 2018 from $1.644 billion at December 31, 2017. The increase in loans resulted from the acquisition of IAB, which approximated $182.5 million in the balance of loans added, and an increase in loans receivable of $476.2 million, excluding those acquired in the merger. The organic growth in loans represented increases of $229.6 million in commercial real estate and multi-family loans, $11.6 million in home equity loans, $37.6 million in commercial business loans and $15.2 million in residential one-to-four family loans. The allowance for loan losses was $20.6 million, or 191.8 percent of non-accruing loans and 0.96 percent of gross loans, at June 30, 2018 as compared to an allowance for loan losses of $17.4 million, or 133.3 percent of non-accruing loans and 1.04 percent of gross loans, at December 31, 2017.

Total cash and cash equivalents increased by $56.2 million, or 45.2 percent, to $180.4 million at June 30, 2018 from $124.2 million at December 31, 2017 primarily due to the Company’s strategy to further strengthen liquidity and our deposit base.

Total securities available for sale increased by $12.8 million, or 10.5 percent, to $135.4 million at June 30, 2018 from $122.6 million at December 31, 2017, as the Company deployed excess cash to improve returns on interest-earning assets and liquidity.

Deposit liabilities increased by $415.5 million, or 26.5 percent, to $1.985 billion at June 30, 2018 from $1.569 billion at December 31, 2017. The increases in deposit liabilities related to the acquisition of IAB, which approximated $178.4 million in the balance of deposits added, as well as the continued maturation of the seven branches opened in 2016 as a result of our organic growth initiative. Excluding IAB deposits, the increases included $161.4 million in certificates of deposit, including listing service and brokered deposits, $24.6 million in non-interest bearing deposit accounts, $21.8 million in money market checking accounts, $19.7 million in NOW deposit accounts, and $4.5 million in savings and club accounts. The Company utilizes listing service and brokered certificates of deposit as additional sources of deposit liquidity to fund loan growth, which totaled $41.5 million and $202.3 million, respectively, at June 30, 2018.

Debt obligations increased by $135.0 million, or 73.0 percent, to $320.0 million at June 30, 2018 from $185.0 million at December 31, 2017, the net result of scheduled maturities of FHLB advances and the issuance of new FHLB advances, and includes advances related to the acquisition of IAB, which approximated $20.0 million in the balance of advances added. The purpose of these borrowings reflected the use of long-term Federal Home Loan Bank advances to augment deposits as the Company’s funding source for originating loans and investing in investment securities. The weighted average interest rate of borrowings was 2.15 percent at June 30, 2018.

Stockholders’ equity increased by $17.6 million, or 10.0 percent, to $194.1 million at June 30, 2018 from $176.5 million at December 31, 2017. The increase in stockholders’ equity was primarily attributable to an increase in additional paid-in capital of $17.4 million from common stock and preferred stock issued as part of the acquisition of IAB. Retained earnings increased by $2.3 million to $33.6 million at June 30, 2018 from $31.2 million at December 31, 2017. Accumulated other comprehensive loss increased $2.7 million to $5.8 million at June 30, 2018 from $3.1 million at December 31, 2017.

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

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,033,372	$24,048	4.74%	$1,577,772	$18,026	4.57%
Investment Securities	146,760	1,033	2.82%	105,009	762	2.90%
Interest-earning deposits	96,853	615	2.55%	63,902	281	1.76%
Total Interest-earning assets	2,276,985	25,696	4.53%	1,746,684	19,069	4.37%
Non-interest-earning assets	46,060			54,964
Total assets	$2,323,045			$1,801,648
Interest-bearing liabilities:
Interest-bearing demand accounts	$333,641	$473	0.57%	$299,940	$407	0.54%
Money market accounts	186,650	502	1.07%	132,018	270	0.82%
Savings accounts	264,764	105	0.16%	266,628	100	0.15%
Certificates of Deposit	876,266	3,405	1.56%	607,538	2,142	1.41%
Total interest-bearing deposits	1,661,321	4,485	1.08%	1,306,125	2,919	0.89%
Borrowed funds	228,353	1,221	2.15%	165,489	1,087	2.63%
Total interest-bearing liabilities	1,889,674	5,706	1.21%	1,471,614	4,006	1.09%
Non-interest-bearing liabilities	244,544			202,817
Total liabilities	2,134,218			1,674,430
Stockholders' equity	188,827			127,218
Total liabilities and stockholders' equity	$2,323,045			$1,801,648
Net interest income		$19,990			$15,063
Net interest rate spread(1)			3.32%			3.28%
Net interest margin(2)			3.52%			3.45%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	2 Net interest margin represents net interest income divided by average total interest-earning assets. 41

Net Interest Income Analysis (Continued)

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$1,876,349	$43,569	4.68%	$1,549,996	$35,568	4.59%
Investment Securities	138,133	1,836	2.68%	100,541	1,395	2.77%
Interest-earning deposits	109,937	1,233	2.26%	73,328	561	1.53%
Total Interest-earning assets	2,124,419	46,638	4.43%	1,723,865	37,524	4.35%
Non-interest-earning assets	44,647			58,664
Total assets	$2,169,066			$1,782,529
Interest-bearing liabilities:
Interest-bearing demand accounts	$323,843	$903	0.56%	$302,045	$833	0.55%
Money market accounts	172,074	869	1.02%	129,421	517	0.80%
Savings accounts	261,792	202	0.16%	265,025	199	0.15%
Certificates of Deposit	798,672	6,135	1.55%	599,792	4,153	1.38%
Total interest-bearing deposits	1,556,381	8,109	1.05%	1,296,284	5,702	0.88%
Borrowed funds	205,311	2,099	2.06%	163,727	2,154	2.63%
Total interest-bearing liabilities	1,761,692	10,208	1.17%	1,460,011	7,856	1.08%
Non-interest-bearing liabilities	224,561			189,737
Total liabilities	1,986,253			1,649,748
Stockholders' equity	182,813			132,781
Total liabilities and stockholders' equity	$2,169,066			$1,782,529
Net interest income		$36,430			$29,668
Net interest rate spread(1)			3.26%			3.28%
Net interest margin(2)			3.46%			3.44%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Results of Operations comparison for the Three Months Ended June 30, 2018 and 2017

Net income decreased $200,000, or 8.0 percent, to $2.3 million for the three months ended June 30, 2018, compared with $2.5 million for the three months ended June 30, 2017. The decrease in net income was primarily related to an increase in total non-interest expense, an increase in total interest expense, a higher provision for loan loss, and a decrease in total non-interest income, partly offset by higher interest income and a lower income tax provision for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Net interest income increased by $4.9 million, or 32.7 percent, to $20.0 million for the three months ended June 30, 2018 from $15.1 million for the three months ended June 30, 2017. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $530.3 million, or 30.4 percent, to $2.277 billion for the three months ended June 30, 2018 from $1.747 billion for the three months ended June 30, 2017. There was an increase in the average yield on interest-earning assets of 16 basis points to 4.53 percent for the three months ended June 30, 2018 from 4.37 percent for the three months ended June 30, 2017. There was a corresponding increase in the average balance of interest-bearing liabilities of $418.1 million, or 28.4 percent, to $1.890 billion for the three months ended June 30, 2018 from $1.472 billion for the three months ended June 30, 2017, as well as an increase in the average rate on interest-bearing liabilities of 12 basis points to 1.21 percent for the three months ended June 30, 2018 from 1.09 percent for the three months ended June 30, 2017.

Interest income on loans receivable increased by $6.0 million, or 33.4 percent, to $24.0 million for the three months ended June 30, 2018 from $18.0 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase in the average balance of loans receivable of $455.6 million, or 28.9 percent, to $2.033 billion for the three months ended June 30, 2018 from $1.578 billion for the three months ended June 30, 2017, as well as an increase in the average yield on loans of 17 basis points to 4.74 percent for the three months ended June 30, 2018 from 4.57 percent for the three months ended June 30, 2017. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the acquisition of IAB, while the increase in the average yield on loans related to the rising rate environment.

Interest income on securities increased by $271,000, or 35.6 percent, to $1.0 million for the three months ended June 30, 2018 from $762,000 for the three months ended June 30, 2017. This increase was primarily due to an increase in the average balance of securities of $41.8 million, or 39.8 percent, to $146.8 million for the three months ended June 30, 2018 from $105.0 million for the three months ended June 30, 2017, partly offset by a decrease in the average yield on securities of nine basis points to 2.82 percent for the three months ended June 30, 2018 from 2.90 percent for the three months ended June 30, 2017. The increase in the average balance of securities related to the Company’s strategy to further strengthen its liquidity position, while the decrease in the average yield on securities related to the mix of investments in the portfolio.

Interest income on other interest-earning assets increased by $334,000, or 118.9 percent to $615,000 for the three months ended June 30, 2018 from $281,000 for the three months ended June 30, 2017. This increase was primarily due to an increase in the average yield on other interest-earning assets of 79 basis points to 2.55 percent for the three months ended June 30, 2018 from 1.76 percent for the three months ended June 30, 2017, as well as an increase in the average balance of other interest earning assets of $33.0 million, or 51.6 percent, to $96.9 million for the three months ended June 30, 2018 from $63.9 million for the three months ended June 30, 2017. The increase in the average balance of other interest-earning assets was consistent with the Company’s strategy of maintaining strong levels of liquidity. The increase in the average yield on other interest-earning assets correlates to the increases in the fed funds rate that have occurred over the last 12 months.

Total interest expense increased by $1.7 million, or 42.4 percent, to $5.7 million for the three months ended June 30, 2018 from $4.0 million for the three months ended June 30, 2017. This increase resulted, primarily, from an increase in the average balance of interest-bearing liabilities of $418.1 million, or 28.4 percent, to $1.890 billion for the three months ended June 30, 2018 from $1.472 billion for the three months ended June 30, 2017, as well as an increase in the average rate on interest-bearing liabilities of 12 basis points to 1.21 percent for the three months ended June 30, 2018 from 1.09 percent for the three months ended June 30, 2017.

Net interest margin was 3.52 percent for the three-month period ended June 30, 2018 and 3.45 percent for the three-month period ended June 30, 2017. The increase in the net interest margin was the result of more selective pricing on new loans and managing the cost of funds in this rising rate environment.

The provision for loan losses increased by $1.3 million, to $2.1 million for the three months ended June 30, 2018 from $776,000 for the three months ended June 30, 2017. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable.  During the three months ended June 30, 2018, the Company experienced $243,000 in net charge-offs compared to $338,000 in net charge-offs for the three months ended June 30, 2017. The Bank had non-performing loans totaling $22.4 million, or 1.05 percent, of gross loans at June 30, 2018 as compared to $13.4 million, or 0.80 percent, of gross loans at December 31, 2017. The allowance for loan losses was $20.6 million, or 0.96 percent, of gross loans at June 30, 2018, $17.4 million, or 1.04 percent, of gross loans at December 31, 2017 and $18.0 million, or 1.12 percent, of gross loans at June 30, 2017. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2018 and December 31, 2017.

Total non-interest income decreased by $459,000, or 22.7 percent, to $1.6 million for the three months ended June 30, 2018 from $2.0 million for the three months ended June 30, 2017. The decrease in total non-interest income mainly related to a decrease in the gains on sale of OREO properties of $207,000 to ($10,000) for the three months ended June 30, 2018 from $197,000 for the three months ended June 30, 2017, a decrease in gains on sales of loans of $157,000, or 21.4 percent, to $576,000 for the three months ended June 30, 2018 from $733,000 for the three months ended June 30, 2017, a decrease in other non-interest income of $195,000, or 76.8 percent, to $59,000 for the three months ended June 30, 2018 from $254,000 for the three months ended June 30, 2017. The decrease in other non-interest income related to $237,000 of proceeds from a legal settlement in the second quarter of 2017. The decrease in total non-interest income was partly offset by an increase in the amount of fees and service charges of $133,000.

Total non-interest expense increased by $3.8 million, or 31.5 percent, to $16.0 million for the three months ended June 30, 2018 from $12.1 million for the three months ended June 30, 2017. Merger-related costs increased by $2.0 million for the three months ended June 30, 2018, with no comparable figure for the three months ended June 30, 2017. Salaries and employee benefits expense increased by $1.2 million, or 21.2 percent, to $7.1 million for the three months ended June 30, 2018 from $5.9 million for the three months ended June 30, 2017. Other non-interest expense increased by $665,000, or 42.5 percent, to $2.2 million for the three months ended June 30, 2018 from $1.6 million for the three months ended June 30, 2017. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses. Occupancy expense increased by $487,000, or 24.5 percent, to $2.5 million for the three months ended June 30, 2018 from $2.0 million for the three months ended June 30, 2017. Data processing expense increased by $150,000, or 22.1 percent, to

$828,000 for the three months ended June 30, 2018 from $678,000 for the three months ended June 30, 2017. OREO expense increased by $147,000 to $160,000 for the three months ended June 30, 2018 from $13,000 for the three months ended June 30, 2017. These increases in non-interest expense were partly offset by lower professional fees of $850,000, or 61.5 percent, to $533,000 for the three months ended June 30, 2018 from $1.4 million for the three months ended June 30, 2017.

The income tax provision decreased by $448,000, or 27.2 percent, to $1.2 million for the three months ended June 30, 2018 from $1.7 million for the three months ended June 30, 2017. The decrease in the income tax provision comes as a result of the lower tax provision as mandated by enactment of the Tax Cuts and Jobs Act of 2017, which lowered the federal corporate tax rate from 34% to 21% beginning in 2018, and due to lower taxable income for the three months ended June 30, 2018 as compared to that same period for 2017. The consolidated effective tax rate for the three months ended June 30, 2018 was 34.2 percent compared to 39.6 percent for the three months ended June 30, 2017.

Results of Operations comparison for the Six Months Ended June 30, 2018 and 2017

Net income increased by $1.5 million, or 28.0 percent, to $6.9 million for the six months ended June 30, 2018 from $5.4 million for the six months ended June 30, 2017. The increase in net income was primarily related to an increase in total interest income, an increase in total non-interest income, and a lower income tax provision partly offset by higher interest expense, and a higher provision for loan losses, higher non-interest expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Net interest income increased by $6.8 million, or 22.8 percent, to $36.4 million for the six months ended June 30, 2018 from $29.7 million for the six months ended June 30, 2017. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $400.6 million, or 23.2 percent, to $2.124 billion for the six months ended June 30, 2018 from $1.724 billion for the six months ended June 30, 2017. There was an increase in the average yield on interest-earning assets of eight basis points to 4.43 percent for the six months ended June 30, 2018 from 4.35 percent for the six months ended June 30, 2017. There was a corresponding increase in the average balance of interest-bearing liabilities of $301.7 million, or 20.7 percent, to $1.762 billion for the six months ended June 30, 2018 from $1.460 billion for the six months ended June 30, 2017, as well as an increase in the average rate on interest-bearing liabilities of nine basis points to 1.17 percent for the six months ended June 30, 2018 from 1.08 percent for the six months ended June 30, 2017.

Interest income on loans receivable increased by $8.0 million, or 22.5 percent, to $43.6 million for the six months ended June 30, 2018 from $35.6 million as compared to the six months ended June 30, 2017. The increase was primarily attributable to an increase in the average balance of loans receivable of $326.4 million, or 21.1 percent, to $1.876 billion for the six months ended June 30, 2018 from $1.550 billion for the six months ended June 30, 2017, as well as an increase in the average yield on loans of nine basis points to 4.68 percent for the six months ended June 30, 2018 from 4.59 percent for the six months ended June 30, 2017. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the acquisition of IAB, while the increase in the average yield on loans related to the rising rate environment.

Interest income on securities increased by $441,000, or 2.77 percent, to $1.8 million for the six months ended June 30, 2018 from $1.4 million for the six months ended June 30, 2017. This increase was primarily due to an increase in the average balance of securities of $37.4  million, or 37.4 percent, to $138.1 million for the six months ended June 30, 2018 from $100.5 million for the six months ended June 30, 2017, partially offset by a decrease in the average yield on securities of 9 basis points to 2.68 percent for the six months ended June 30, 2018 from 3.27 percent for the six months ended June 30, 2017. The increase in the average balance of securities related to the Company’s strategy to further strengthen its liquidity position, while the decrease in the average yield on securities related to the mix of investments in the portfolio.

Interest income on other interest-earning assets increased by $672,000, or 119.8 percent to $1.2 million for the six months ended June 30, 2018 from $561,000 for the six months ended June 30, 2017. This increase was primarily due to an increase in the average yield on other interest-earning assets of 73 basis points to 2.26 percent for the six months ended June 30, 2018 from 1.53 percent for the six months ended June 30, 2017, as well as an increase in the average balance of other interest earning assets of $36.6 million, or 49.9 percent, to $109.9 million for the six months ended June 30, 2018 from $73.3 million for the six months ended June 30, 2017. The increase in the average balance of other interest-earning assets is consistent with the Company’s strategy of maintaining strong levels of liquidity. The increase in the average yield on other interest-earning assets correlates to the increases in the fed funds rate that have occurred over the last 12 months.

Total interest expense increased by $2.4 million, or 29.9 percent, to $10.2 million for the six months ended June 30, 2018 from $7.8 million for the six months ended June 30, 2017. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $301.7 million, or 20.7 percent, to $1.762 billion for the six months ended June 30, 2018 from $1.460 billion for the six months ended June 30, 2017, as well as an increase in the average rate on interest-bearing liabilities of nine basis points to 1.17 percent for the six months ended June 30, 2018 from 1.08 percent for the six months ended June 30, 2017.

Net interest margin was 3.46 percent for the six-month period ended June 30, 2018 and 3.44 percent for the six-month period ended June 30, 2017. The increase in the net interest margin was the result of more selective pricing on new loans and managing the cost of funds in this rising rate environment.

The provision for loan losses increased by $2.1 million, to $3.4 million for the six months ended June 30, 2018 from $1.3 million for the six months ended June 30, 2017. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable.  During the six months ended June 30, 2018, the Company experienced $137,000 in net charge-offs compared to $519,000 in net charge-offs for the six months ended June 30, 2017. The Bank had non-performing loans totaling $22.4 million, or 1.05 percent, of gross loans at June 30, 2018 as compared to $13.4 million, or 0.80 percent, of gross loans at December 31, 2017. The allowance for loan losses was $20.6 million, or 0.96 percent, of gross loans at June 30, 2018, $17.4 million, or 1.04 percent, of gross loans at December 31, 2017 and $18.0 million, or 1.13 percent, of gross loans at June 30, 2017. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2018 and December 31, 2017.

Total non-interest income increased by $614,000, or 14.2 percent, to $4.9 million for the six months ended June 30, 2018 from $4.3 million for the six months ended June 30, 2017. The increase in total non-interest income was mainly related to an increase in other non-interest income of $2.0 million to $2.3 million for the six months ended June 30, 2018 from $282,000 for the six months ended June 30, 2017. The increase in other non-interest income was mainly attributed to $2.0 million received from a legal settlement in the first quarter of 2018. The increase in total non-interest income was partly offset by a decrease in the gains on sale of OREO properties of $1.4 million for the six months ended June 30, 2018 from $1.3 million for the six months ended June 30, 2017.

Total non-interest expense increased by $4.3 million, or 18.1 percent, to $28.0 million for the six months ended June 30, 2018 from $23.7 million for the six months ended June 30, 2017. Merger-related costs increased by $2.2 million for the six months ended June 30, 2018, with no comparable figure for the six months ended June 30, 2017. Salaries and employee benefits expense increased by $1.4 million, or 11.9 percent, to $13.4 million for the six months ended June 30, 2018 from $12.0 million for the six months ended June 30, 2017. Other non-interest expense increased by $840,000, or 26.8 percent, to $4.0 million for the six months ended June 30, 2018 from

$3.1 million for the six months ended June 30, 2017. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses. Occupancy expense increased by $391,000, or 9.4 percent, to $4.5 million for the six months ended June 30, 2018 from $4.1 million for the six months ended June 30, 2017. Data processing expense increased by $226,000, or 17.0 percent, to $1.6 million for the six months ended June 30, 2018 from $1.3 million for the six months ended June 30, 2017. OREO expense increased by $136,000 to $191,000 for the six months ended June 30, 2018 from $55,000 for the six months ended June 30, 2017. The increase in total non-interest expense was partly offset by decreases in professional fees of $708,000, or 40.5 percent, to $1.0 million for the six months ended June 30, 2018 from $1.7 million for the six months ended June 30, 2017, as well as a decrease in regulatory assessments of $163,000, or 23.6 percent, to $529,000 for the six months ended June 30, 2018 from $692,000 for the six months ended June 30, 2017.

The income tax provision decreased by $552,000, or 15.4 percent, to $3.0 million for the six months ended June 30, 2018 from $3.6 million for the six months ended June 30, 2017. The decrease in the income tax provision comes as a result of the lower tax provision as mandated by enactment of the Tax Cuts and Jobs Act of 2017, which lowered the federal corporate tax rate from 34% to 21% beginning in 2018, partly offset by higher taxable income for the six months ended June 30, 2018 as compared to that same period for 2017. The consolidated effective tax rate for the six months ended June 30, 2018 was 30.5 percent compared to 39.8 percent for the six months ended June 30, 2017.

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

At June  30, 2018, the Company had $20.0 million in overnight borrowings outstanding with the FHLB compared to $0 at December 31, 2017. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $324.1 million at June  30, 2018 and $189.1 million at December 31, 2017. The average rate of FHLB borrowings was 2.16 percent at June  30, 2018, as compared with 1.78 percent at December 31, 2017.

The Company had the ability at June  30, 2018 to obtain additional funding from the FHLB of up to $110.0 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $631.0 million at June 30, 2018. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At June 30, 2018, and December 31, 2017, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action

As of June 30, 2018:
Bank
Total capital (to risk-weighted assets)	$217,102	10.83%	$160,323	8.00%	$200,403	10.00%
Tier 1 capital (to risk-weighted assets)	196,462	9.80	120,242	6.00	160,323	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	196,462	9.80	90,182	4.50	130,262	6.50
Tier 1 capital (to average assets)	196,462	8.44	93,069	4.00	116,336	5.00

As of December 31, 2017:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$199,637	13.24%	$120,605	8.00%	$150,757	10.00%
Tier 1 capital (to risk-weighted assets)	182,262	12.09	90,454	6.00	120,605	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	182,262	12.09	67,841	4.50	97,992	6.50
Tier 1 capital (to average assets)	182,262	9.50	76,712	4.00	95,890	5.00

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

In addition, as a result of the legislation, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

At June 30, 2018 and December 31, 2017, the capital ratios of the Bank and the Company exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2018. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2018. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300b	$116,374	$(95,007)	(44.95)%	5.14%	(345)	bps
+200bp	146,471	(64,910)	(30.71)	6.29	(230)	bps
+100bp	181,107	(30,274)	(14.32)	7.56	(102)	bps
PAR	211,381	-	-	8.59	-	bps
-100bp	232,808	21,428	10.14	9.23	64	bps

bp – basis points

The table above indicates that as of June 30, 2018, in the event of a 100 basis point increase in interest rates, we would experience a decrease to 7.56% in NPV.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of June 30, 2018, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Annual Report or Form 10-K for the year ended December 31, 2017.

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

BCB BANCORP, INC.

Date: August 7th, 2018	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7th, 2018	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)