Form 10-Q
period 2018-09-30
BCB BANCORP INC
filed 2018-11-08
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒   Yes    ☐   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of “accelerated filer, larger accelerated filer, non-accelerated filer, smaller reporting company, or emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1st, 2018, BCB Bancorp, Inc., had 15,801,875 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Cash and amounts due from depository institutions	$32,459	$16,460
Interest-earning deposits	174,251	107,775
Total cash and cash equivalents	206,710	124,235

Interest-earning time deposits	980	980
Debt securities available for sale	119,811	114,295
Equity investments	8,052	8,294
Loans held for sale	1,772	1,295
Loans receivable, net of allowance for loan losses
of $21,504 and $17,375 respectively	2,225,001	1,643,677
Federal Home Loan Bank of New York stock, at cost	14,755	10,211
Premises and equipment, net	20,392	18,768
Accrued interest receivable	8,635	6,153
Other real estate owned	1,232	532
Deferred income taxes	11,607	5,144
Goodwill	5,223	-
Other assets	13,698	9,253
Total Assets	$2,637,868	$1,942,837

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$276,998	$201,043
Interest bearing deposits	1,839,626	1,368,327
Total deposits	2,116,624	1,569,370
FHLB advances	275,800	185,000
Subordinated debt	36,519	4,124
Other liabilities and accrued interest payable	13,162	7,889
Total Liabilities	2,442,105	1,766,383

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized;
issued and outstanding 7,807 shares of series C 6%, series D 4.5%, (liquidation value $10,000 per share)
and series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at September 30, 2018 and 1,342 shares of series C 6% and series D 4.5% (liquidation value $10,000 per share)
noncumulative perpetual preferred stock at December 31, 2017	-	-
Additional paid-in capital preferred stock	19,706	13,241
Common stock: no par value; 20,000,000 shares authorized; issued 18,313,476 and 17,572,942 at September 30, 2018 and December 31, 2017, respectively, outstanding 15,782,713 shares and
15,042,179 shares, at September 30, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital common stock	175,970	164,230
Retained earnings	35,693	31,241
Accumulated other comprehensive (loss)	(6,490)	(3,142)
Treasury stock, at cost, 2,530,763 shares at September 30, 2018 and December 31, 2017	(29,116)	(29,116)
Total Stockholders' Equity	195,763	176,454

Total Liabilities and Stockholders' Equity	$2,637,868	$1,942,837

See accompanying notes to unaudited consolidated financial statements

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest income:
Loans, including fees	$26,019	$18,399	$69,588	$53,967
Mortgage-backed securities	827	581	2,363	1,712
Municipal bonds and other debt	116	113	416	377
FHLB stock and other interest earning assets	1,009	313	2,242	874
Total interest income	27,971	19,406	74,609	56,930

Interest expense:
Deposits:
Demand	1,130	700	2,902	2,050
Savings and club	116	100	318	299
Certificates of deposit	4,591	2,284	10,726	6,437
	5,837	3,084	13,946	8,786
Borrowings	2,054	748	4,153	2,902
Total interest expense	7,891	3,832	18,099	11,688

Net interest income	20,080	15,574	56,510	45,242
Provision for loan losses	907	511	4,309	1,785

Net interest income after provision for loan losses	19,173	15,063	52,201	43,457

Non-interest income:
Fees and service charges	1,092	749	2,773	2,383
Gain on sales of loans	738	540	1,897	1,611
Loss on bulk sale of impaired loans held in portfolio	-	-	(24)	-
Gain on sales of other real estate owned	14	222	4	1,570
Gain on sale of investment securities	-	97	-	97
Unrealized loss on equity investments	(82)	-	(242)	-
Other	90	25	2,393	307
Total non-interest income	1,852	1,633	6,801	5,968

Non-interest expense:
Salaries and employee benefits	7,156	5,925	20,548	17,893
Occupancy and equipment	2,490	2,038	7,028	6,185
Data processing and service fees	942	703	2,499	2,034
Professional fees	437	491	1,475	2,237
Director fees	192	198	594	576
Regulatory assessments	419	318	948	1,010
Advertising and promotional	129	117	314	375
Other real estate owned, net	22	9	213	64
Merger related costs	119	-	2,303	-
Other	2,485	1,500	6,460	4,635
Total non-interest expense	14,391	11,299	42,382	35,009

Income before income tax provision	6,634	5,397	16,620	14,416
Income tax provision	2,040	2,180	5,081	5,773

Net Income	$4,594	$3,217	$11,539	$8,643
Preferred stock dividends	263	166	691	449
Net Income available to common stockholders	$4,331	$3,051	$10,848	$8,194

Net Income per common share-basic and diluted
Basic	$0.27	$0.25	$0.70	$0.71
Diluted	$0.27	$0.25	$0.69	$0.70

Weighted average number of common shares outstanding
Basic	15,789	12,142	15,482	11,572
Diluted	15,896	12,226	15,609	11,664

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Income	$4,594	$3,217	$11,539		$8,643
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period	(845)	496	(4,189)		2,833
Tax Effect	155	(203)	967		(1,157)
Net of Tax Effect	(690)	293	(3,222)	-	1,676
Other comprehensive (loss) income	(690)	293	(3,222)		1,676
Comprehensive income	$3,904	$3,510	$8,317		$10,319

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	$-	$-	$177,471	$31,241	$(29,116)	$(3,142)	$176,454

Acquisition of IA Bancorp	-	-	17,405	-	-	-	17,405

Exercise of Stock Options (200 shares)	-	-	2	-	-	-	2

Stock-based compensation expense	-	-	230	-	-	-	230

Dividends payable on Series C 6%, Series D 4.5%, and Series F 6% noncumulative perpetual preferred stock	-	-	-	(691)	-	-	(691)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(6,275)	-	-	(6,275)

Dividend Reinvestment Plan	-	-	247	(247)	-	-	-

Stock Purchase Plan	-	-	321	-	-	-	321

Net income	-	-	-	11,539	-	-	11,539

Reclassification of unrealized gains on AFS equity securities	-	-	-	126	-	(126)	-

Other comprehensive loss	-	-	-	-	-	(3,222)	(3,222)

Balance at September 30, 2018	$-	$-	$195,676	$35,693	$(29,116)	$(6,490)	$195,763

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2016	$-	$-	$135,881	$28,159	$(29,103)	$(3,856)	$131,081

Issuance of Common Stock			42,759				42,759

Redemption of Series A and B Preferred Stock	-	-	(11,720)	-	-	-	(11,720)

Issuance of Series D Preferred Stock	-	-	9,497	-	-	-	9,497

Exercise of Stock Options (200 shares)	-	-	2	-	-	-	2

Stock-based compensation expense	-	-	126	-	-	-	126

Treasury stock purchases	-	-	-	-	(13)		(13)

Dividends payable on Series C 6% and Series D 4.5% noncumulative perpetual preferred stock	-	-	-	(449)	-	-	(449)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(4,519)	-	-	(4,519)

Dividend Reinvestment Plan	-	-	221	(221)	-	-	-

Stock Purchase Plan	-	-	485	-	-	-	485

Net income	-	-	-	8,643	-	-	8,643

Other comprehensive income	-	-	-	-	-	1,676	1,676

Balance at September 30, 2017	$-	$-	$177,251	$31,613	$(29,116)	$(2,180)	$177,568

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities :
Net Income	$11,539	$8,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,039	1,927
Amortization and accretion, net	(2,191)	(1,013)
Provision for loan losses	4,309	1,785
Deferred income tax (benefit)	(284)	2,314
Loans originated for sale	(17,320)	(19,371)
Proceeds from sales of loans	18,740	22,651
Gain on sales of loans originated for sale	(1,897)	(1,611)
Gains on sales of other real estate owned	(4)	(1,570)
Gains on sales of securities available for sale	-	(97)
Fair value adjustment of OREO	101	-
Loss on equity investments	242	-
Loss on bulk sale of impaired loans held in portfolio	24	-
Stock-based compensation expense	230	126
Increase in interest receivable	(1,870)	(235)
(Increase) decrease in other assets	(2,637)	92
Increase (decrease) in accrued interest payable	1,132	(209)
Increase in other liabilities	1,376	311
Net Cash Provided by Operating Activities	13,529	13,743
Cash flows from investing activities:
Proceeds from calls on securities available for sale	20,286	22,423
Purchases of securities available for sale	(16,353)	(46,298)
Proceeds from sales of other real estate owned	502	4,813
Proceeds from bulk sale of impaired loans held	250	-
Proceeds from sales of securities available for sale	-	21,165
Net increase in loans receivable	(401,888)	(135,657)
Additions to premises and equipment	(829)	(1,804)
(Purchase) Redemption of Federal Home Loan Bank of New York stock	(3,381)	1,210
Cash acquired in acquisition	7,597	-
Cash paid in acquisition	(2,550)	-
Net Cash Used In Investing Activities	(396,366)	(134,148)
Cash flows from financing activities:
Net increase in deposits	368,818	153,943
Proceeds from Federal Home Loan Bank of New York advances	175,800	38,000
Repayments of Federal Home Loan Bank of New York advances	(105,000)	(55,000)
Net change in short-term debt	-	(20,000)
Purchases/adjustments of treasury stock	-	(13)
Cash dividends paid on common stock	(6,275)	(4,519)
Cash dividends paid on preferred stock	(691)	(449)
Net proceeds from issuance of common stock	321	43,244
Net proceeds from issuance of preferred stock	-	9,497
Net payment on redemption of preferred stock	-	(11,720)
Net proceeds from issuance of subordinated debt	32,337	-
Exercise of stock options	2	2
Net Cash Provided by Financing Activities	465,312	152,985

Net Increase In Cash and Cash Equivalents	82,475	32,580
Cash and Cash Equivalents-Beginning	124,235	65,038

Cash and Cash Equivalents-Ending	$206,710	$97,618

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$6,706	$4,285
Interest	$16,968	$11,898
Non-cash items:
Transfer of loans to other real estate owned	$972	$1,128

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2018, and the date these consolidated financial statements were issued.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company recorded a cumulative effect adjustment to the balance sheet as of January 1, 2018 in the amount of $126,000, representing the unrealized gain of $175,000 at December 31, 2017 net of taxes of $49,000. For the nine months ended September 30, 2018, the Company recorded a loss to the income statement in the amount of $242,000. In addition to the change noted above, adoption of this standard will impact the fair value disclosures included in Note 10.

Note 1 – Basis of Presentation (continued)

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement as a result of a broader disclosure project. The Update amends the disclosure requirements for fair value measurements to improve the effectiveness of the disclosure. The Update removes and modifies certain disclosure requirements, as well as adds requirements for public business entities. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the Update and delay adoption of the additional disclosures until their effective date. This ASU will affect the Company’s disclosures only and will not have a financial statement impact.

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

The acquisition of IAB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The $5.2 million excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition as of September 30, 2018.

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

Estimated Fair Value
At September 30, 2018
(in thousands)
Consideration paid:
Common stock issued in acquisition	$9,952
Cash paid for exchange of IAB shares	2,550
Preferred stock	7,453
Total consideration paid	19,955

Assets acquired:
Cash and cash equivalents	7,597
Investment securities available for sale	13,811
Restricted investment in bank stocks	1,163
Loans	182,585
Premises and equipment, net	2,834
Other real estate owned, net	328
Accrued interest receivable	612
Core deposit intangible	430
Deferred tax asset	5,212
Other assets	1,273
Total assets acquired	215,845

Liabilities assumed:
Deposits	178,436
Borrowings	20,015
Accrued interest payable	120
Other liabilities	2,542
Total liabilities assumed	201,113
Net assets acquired	14,732

Goodwill recorded in acquisition	$5,223

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

The table below illustrates the fair value adjustments made to the amortized cost basis to present a fair value of the loans acquired.

At September 30, 2018
(in thousands)

Gross principal balance	$192,055
Fair value adjustment on pools of homogeneous loans	(5,895)
Fair value adjustment on acquired impaired loans	(3,575)
Fair value of acquired loans	$182,585

The credit adjustment on acquired impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

At September 30, 2018
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

The fair value of savings and transaction deposit accounts acquired from IAB provide value to the Company as a source of below market rate funds. The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, the sum of deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The expected cash-flows of the deposit base included estimated attrition rates. The core deposit intangible was valued at $430,000. The core deposit intangible asset is being amortized on an accelerated basis over ten years. Amortization from the April 17, 2018 acquisition date through September 30, 2018 was $39,000.

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

Direct costs related to the merger were accrued and expensed as incurred. During the nine months ended September 30, 2018, the Company incurred $2.3 million in merger-related expenses, including $2.0 million of early termination fees from IAB’s core system provider. The Company had also incurred merger costs in  the fourth quarter of 2017 of $800,000 including legal and professional fees.

Note 2 – Acquisition of IA Bancorp, Inc. (continued)

Supplemental Pro Forma Financial Information

The following table presents unaudited condensed pro forma financial information assuming the IAB acquisition had been completed as of January 1, 2018 and for the nine months ended September 30, 2018 and as of January 1, 2017 and for the nine months ended September 30, 2017. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred at the beginning of the periods presented, nor is it indicative of future results.

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

	Pro forma Combined	Pro forma Combined
	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
	(In thousands, except per share data)	(In thousands, except per share data)

Interest income	$77,616	$59,937
Interest Expense	18,885	12,474
Provision for loan losses	4,309	1,785
Non-interest income	6,914	6,081
Non-interest expense	44,039	36,666
Income Taxes	5,284	5,976
Net Income	12,013	9,117

Earnings per diluted share	$0.73	$0.74

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

Note 3 – Reclassification

Certain amounts as of December 31, 2017 and for the three and nine month period ended September 30, 2017, respectively have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Net periodic pension benefit for the three and nine months ended September 30, 2018 and September 30, 2017 was $10,000, $30,000, $9,000, and $27,000 respectively. Net periodic postretirement cost for the SERP plan for the three and nine months ended September 30, 2018 and September 30, 2017 was $3,000, $9,000, $4,000, and $12,000 respectively.

Share – Based Compensation

The Company, under the plan approved by its stockholders on April 26, 2018 (“2018 Equity Incentive Plan”), authorized the issuance of up to 1,000,000 shares of common stock of the Company pursuant to grants of stock options, restricted stock or restricted stock units. Employees and directors of the Company and the Bank are eligible to participate in the 2018 Equity Incentive Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options. Restricted stock units are similar to restricted stock awards, except that no share of stock is actually awarded on the date of grant of a restricted stock unit. A restricted stock unit will be settled in shares of Common Stock, provided, however, that in the sole discretion of the Compensation Committee, a restricted stock unit may be settled in cash. Shares of stock issued pursuant to the exercise of stock options will count against the share limit as one share of stock for every one share of stock to which such exercise relates. Shares of stock issued pursuant to restricted stock awards or restricted stock units will count against the share limit as two shares of stock for every one share of stock issued in connection with the award.

Note 4 – Pension and Other Postretirement Plans (continued)

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

On September 13, 2017, a grant of 350,000 options was declared for members of the Board of Directors and Executive Officers which vest at a rate of 10% per year and 20% per year, respectively, commencing on the first anniversary of the grant date. On September 16, 2016, a grant of 160,000 options was declared for members of the Board of Directors and the Chief Executive Officer, which vest at a rate of 10% per year and 33% per year, respectively, commencing on the first anniversary of the grant date. On December 2, 2015, a grant of 120,000 options and on March 7, 2014, a grant of 110,000 options were declared for certain members of the Board of Directors which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date.

	Number of Option
	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2017	889,300	$8.93-13.32	$11.42

Options granted	-	-	-
Options exercised	(12,200)	9.03-13.32	10.91
Options forfeited	(53,000)	9.03-13.32	11.69
Options expired	-	-	-

Outstanding at September 30, 2018	824,100	$8.93-13.32	$11.41

As of September 30, 2018, stock options which were granted and were exercisable totaled 242,033 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 582,067 shares of unvested options outstanding as of September 30, 2018 was $1.1 million over a weighted average period of 6.75 years.

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

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to 749,933 shares of unvested options outstanding as of September 30, 2017 was $1.8 million over a weighted average period of 7.61 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2018 and 2017, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended September 30, 2018 and 2017 the weighted average number of outstanding options considered to be anti-dilutive were 3,665 and 0 respectively. For the nine months ended September 30, 2018 and 2017 the weighted average number of outstanding options considered to be anti-dilutive were 1,896 and 0 respectively. At September 30, 2018, the Company has 6,465 shares of its Series F 6% noncumulative perpetual preferred stock (“Series F shares”) issued and outstanding, which are convertible into the Company’s common stock. The conversion of Series F shares to common shares was not included in the computation of diluted earnings per share as they would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Net income available to common stockholders	$4,331			$3,051

Basic earnings per share-
Income available to
Common stockholders	$4,331	15,789	$0.27	$3,051	12,142	$0.25

Effect of dilutive securities:
Stock options	-	107		-	84

Diluted earnings per share-
Income available to
Common stockholders	$4,331	15,896	$0.27	$3,051	12,226	$0.25

	For the Nine Months Ended September 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Net income available to common stockholders	$10,848			$8,194

Basic earnings per share-
Income available to
Common stockholders	$10,848	15,482	$0.70	$8,194	11,572	$0.71

Effect of dilutive securities:
Stock options	-	127		-	92

Diluted earnings per share-
Income available to
Common stockholders	$10,848	15,609	$0.69	$8,194	11,664	$0.70

Note 6 –Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30, 2018 and December 31, 2017:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$5,677	$-	$181	$5,496
Due after five years through ten years	3,444	-	38	3,406
Due after ten years	113,469	26	6,230	107,265

Municipal obligations:
Due after one year through five years	494	-	1	493
Due after five years through ten years	2,141	-	26	2,115
Due after ten years	1,040	-	4	1,036
	$126,265	$26	$6,480	$119,811

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$3,276	$3	$76	$3,203
Due after five years through ten years	622	-	10	612
Due after ten years	110,156	44	2,222	107,978

Municipal obligations:
Due within one year	2,506	-	4	2,502
	$116,560	$47	$2,312	$114,295

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2018
Residential mortgage-backed securities	$68,892	$2,497	$45,932	$3,952	$114,824	$6,449
Municipal obligations	3,644	31	-	-	3,644	31
	$72,536	$2,528	$45,932	$3,952	$118,468	$6,480

December 31, 2017
Residential mortgage-backed securities	$94,909	$1,951	$12,309	$357	$107,218	$2,308
Municipal obligations	2,502	4	-	-	2,502	4
	$97,411	$1,955	$12,309	$357	$109,720	$2,312

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At September 30, 2018 and December 31, 2017, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at September 30, 2018 and December 31, 2017, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of September 30, 2018 and December 31, 2017 by segment and class:

	September 30, 2018	December 31, 2017
	(In thousands)
Originated loans:
Residential one-to-four family	$207,238	$182,544
Commercial and multi-family	1,530,966	1,213,390
Construction	74,029	50,497
Commercial business(1)	112,555	66,775
Home equity(2)	53,332	38,725
Consumer	1,278	1,183

Sub-total	1,979,398	1,553,114

Acquired loans initially recorded at fair value:
Residential one-to-four family	45,515	47,808
Commercial and multi-family	159,523	46,609
Construction	1,572	-
Commercial business(1)	27,762	4,057
Home equity(2)	19,984	8,955
Consumer	90	122

Sub-total	254,446	107,551

Acquired loans with deteriorated credit:
Residential one-to-four family	1,396	1,413
Commercial and multi-family	10,616	731
Construction	-	-
Commercial business(1)	1,995	-
Home equity(2)	398	-
Consumer	-	-

Sub-total	14,405	2,144

Total Loans	2,248,249	1,662,809

Less:
Deferred loan fees, net	(1,744)	(1,757)
Allowance for loan losses	(21,504)	(17,375)

Sub-total	(23,248)	(19,132)

Total Loans, net	$2,225,001	$1,643,677

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Purchased Credit Impaired Loans

The carrying value of loans acquired in the IAB acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $13.3 million at September 30, 2018, which was $1.6 million less than the balance at the time of acquisition on April 17, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non- accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable yield for PCI loans:

Nine months ended September 30, 2018
(Dollars in thousands)
Accretable yield, beginning balance	$-
Acquisition of impaired loans	1,399
Accretable yield amortized to interest income	(388)
Reclassification from non-accretable difference	-
Accretable yield, ending balance	$1,011

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The allowance for loan loss is evaluated regularly by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The Company’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements. These elements include a general allocated reserve for performing loans, a specific reserve for impaired loans and an unallocated portion.

The Company consistently applies the following comprehensive methodology. During the quarterly review of the allowance for loan losses, the Company considers a variety of qualitative factors that include:

•	Lending Policies and Procedures
•	Personnel responsible for the particular portfolio - relative to experience and ability of staff
•	Trend for past due, criticized and classified loans
•	Relevant economic factors
•	Quality of the loan review system
•	Value of collateral for collateral dependent loans
•	The effect of any concentrations of credit and the changes in the level of such concentrations
•	Other external factors

The methodology includes the segregation of the loan portfolio into two divisions. Loans that are performing and loans that are impaired. Loans which are performing are evaluated by loan class or loan type. The allowance for performing loans is evaluated based on historical loan experience with an adjustment for qualitative factors referred to above. Impaired loans are loans which are more than 90 days delinquent, troubled debt restructured, or adversely classified. These loans are individually evaluated for loan loss either by current appraisal, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly.

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2018. The table also details the amount of total loans receivable, loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of September 30, 2018 (In thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,249	$13,084	$516	$3,400	$447	$41	$288	$20,025
Acquired loans initially recorded at fair value:	418	92	-	40	-	-	-	550
Acquired loans with deteriorated credit:	53	12	-	-	-	-	-	65
Beginning Balance, June 30, 2018	2,720	13,188	516	3,440	447	41	288	20,640

Charge-offs:
Originated Loans:	-	-	-	10	9	42	-	61
Sub-total:	-	-	-	10	9	42	-	61

Recoveries:
Acquired loans initially recorded at fair value:	-	-	-	15	3	-	-	18
Sub-total:	-	-	-	15	3	-	-	18

Provisions:
Originated Loans:	137	1,199	136	(179)	(125)	1	(269)	900
Acquired loans initially recorded at fair value:	(138)	(92)	-	(55)	(3)	-	-	(288)
Acquired loans with deteriorated credit:	(15)	241	-	63	6	-	-	295
Sub-total:	(16)	1,348	136	(171)	(122)	1	(269)	907

Totals:
Originated Loans:	2,386	14,283	652	3,211	313	-	19	20,864
Acquired loans initially recorded at fair value:	280	-	-	-	-	-	-	280
Acquired loans with deteriorated credit:	38	253	-	63	6	-	-	360
Ending Balance, September 30, 2018	$2,704	$14,536	$652	$3,274	$319	$-	$19	$21,504

Loans Receivable:

Ending Balance Originated Loans:	$207,238	$1,530,966	$74,029	$112,555	$53,332	$1,278	$-	$1,979,398
Ending Balance Acquired loans initially recorded at fair value:	45,515	159,523	1,572	27,762	19,984	90	-	254,446
Ending Balance Acquired loans with deteriorated credit:	1,396	10,616	-	1,995	398	-	-	14,405
Total Gross Loans:	$254,149	$1,701,105	$75,601	$142,312	$73,714	$1,368	$-	$2,248,249

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$6,207	$12,811	$-	$2,452	$1,033	$-	$-	$22,503
Ending Balance Acquired loans initially recorded at fair value:	6,584	4,913	-	349	287	-	-	12,133
Ending Balance Acquired loans with deteriorated credit:	1,396	10,288	-	857	74	-	-	12,615
Ending Balance Loans individually
evaluated for impairment:	$14,187	$28,012	$-	$3,658	$1,394	$-	$-	$47,251

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$202,325	$1,518,155	$74,029	$110,103	$52,299	$1,278	$-	$1,958,189
Ending Balance Acquired loans initially recorded at fair value:	37,637	154,610	1,572	27,413	19,697	90	-	241,019
Ending Balance Acquired loans with deteriorated credit:	-	328	-	1,138	324	-	-	1,790
Ending Balance Loans collectively
evaluated for impairment:	$239,962	$1,673,093	$75,601	$138,654	$72,320	$1,368	$-	$2,200,998
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table set forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2018, and the related portion of the allowances for loan losses that is allocated to each loan class (In thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$2,368	$11,656	$518	$2,018	$338	$6	$177	$17,081
Acquired loans initially recorded at fair value:	242	-	-	-	-	-	-	242
Acquired loans with deteriorated credit:	40	12	-	-	-	-	-	52
Beginning Balance, December 31, 2017	2,650	11,668	518	2,018	338	6	177	17,375

Charge-offs:
Originated Loans:	302	-	-	15	9	42	-	368
Acquired loans initially recorded at fair value:	72	-	-	-	6	-	-	78
Sub-total:	374	-	-	15	15	42	-	446

Recoveries:
Originated Loans:	1	-	-	6	-	-	-	7
Acquired loans initially recorded at fair value:	85	-	-	27	3	-	-	115
Acquired loans with deteriorated credit:	-	-	-	143	1	-	-	144
Sub-total:	86	-	-	176	4	-	-	266

Provisions:
Originated Loans:	319	2,627	134	1,202	(16)	36	(158)	4,144
Acquired loans initially recorded at fair value:	25	-	-	(27)	3	-	-	1
Acquired loans with deteriorated credit:	(2)	241	-	(80)	5	-	-	164
Sub-total:	342	2,868	134	1,095	(8)	36	(158)	4,309

Totals:
Originated Loans:	2,386	14,283	652	3,211	313	-	19	20,864
Acquired loans initially recorded at fair value:	280	-	-	-	-	-	-	280
Acquired loans with deteriorated credit:	38	253	-	63	6	-	-	360
Ending Balance, September 30, 2018	$2,704	$14,536	$652	$3,274	$319	$-	$19	$21,504

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of December 31, 2017 (In thousands):

____

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)		Consumer	Total
Allowance for credit losses:
Originated Loans:	$2,098	$10,621	$736	$3,079	$374		$2	$16,979
Acquired loans initially recorded at fair value:	170	-	-	-	4		-	174
Acquired loans with deteriorated credit:	43	13	-	-	-		-	56
Beginning Balance, December 31, 2016	2,311	10,634	736	3,079	378		2	17,209

Charge-offs:
Originated Loans:	-	190	-	1,553	-		11	1,754
Acquired loans initially recorded at fair value:	336	-	-	-	54		-	390
Acquired loans with deteriorated credit:	-	-	-	-	-		-	-
Sub-total:	336	190	-	1,553	54		11	2,144

Recoveries:
Originated Loans:	-	182	-	-	-		-	182
Acquired loans recorded at fair value:	-	-	-	-	-	-	-	-
Acquired loans with deteriorated credit:	-	-	-	18	-		-	18
Sub-total:	-	182	-	18	-		-	200

Provisions:
Originated Loans:	270	1,043	(218)	492	(36)		15	1,674
Acquired loans initially recorded at fair value:	408	-	-	-	50		-	458
Acquired loans with deteriorated credit:	(3)	(1)	-	(18)	-		-	(22)
Sub-total:	675	1,042	(218)	474	14		15	2,110

Totals:
Originated Loans:	2,368	11,656	518	2,018	338		6	17,081
Acquired loans initially recorded at fair value:	242	-	-	-	-		-	242
Acquired loans with deteriorated credit:	40	12	-	-	-		-	52
Ending Balance, December 31, 2017	$2,650	$11,668	$518	$2,018	$338		$6	$17,375
Loans Receivables:

Ending Balance Originated Loans:	$182,544	$1,213,390	$50,497	$66,775	$38,725		$1,183	$1,553,114
Ending Balance Acquired Loans:	47,808	46,609	-	4,057	8,955		122	107,551
Ending Balance Acquired loans with deteriorated credit:	1,413	731	-	-	-		-	2,144
Total Gross Loans:	$231,765	$1,260,730	$50,497	$70,832	$47,680		$1,305	$1,662,809

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$7,944	$12,212	$-	$1,780	$1,042		$-	$22,978
Ending Balance Acquired Loans:	7,548	5,032	-	-	302		-	12,882
Ending Balance Acquired loans with deteriorated credit:	1,413	513	-	-	-		-	1,926
Ending Balance Loans individually evaluated
for impairment:	$16,905	$17,757	$-	$1,780	$1,344		$-	$37,786

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$174,600	$1,201,178	$50,497	$64,995	$37,683		$1,183	$1,530,136
Ending Balance Acquired Loans:	40,260	41,577	-	4,057	8,653		122	94,669
Ending Balance Acquired loans with deteriorated credit:	-	218	-	-	-		-	218
Ending Balance Loans collectively
evaluated for impairment:	$214,860	$1,242,973	$50,497	$69,052	$46,336		$1,305	$1,625,023

(1)	Includes business lines of credit.
(2)	Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2017. The table also details the amount of total loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of September 30, 2017 (In thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$2,092	$11,182	$753	$3,229	$347	$5	$99	$17,707
Acquired loans initially recorded at fair value:	203	-	-	-	-	-	-	203
Acquired loans with deteriorated credit:	41	13	-	-	-	-	-	54
Beginning Balance, June 30, 2017	2,336	11,195	753	3,229	347	5	99	17,964

Charge-offs:
Originated Loans:	-	-	-	1	-	5	-	6
Acquired loans initially recorded at fair value:	-	-	-	-	20	-	-	20
Sub-total:	-	-	-	1	20	5	-	26

Provisions:
Originated Loans:	234	304	(135)	46	(20)	7	7	443
Acquired loans initially recorded at fair value:	47	3	-	-	20	-	-	70
Acquired loans with deteriorated credit:	(1)	(1)	-	-	-	-	-	(2)
Sub-total:	280	306	(135)	46	-	7	7	511

Totals:
Originated Loans:	2,326	11,486	618	3,274	327	7	106	18,144
Acquired loans initially recorded at fair value:	250	3	-	-	-	-	-	253
Acquired loans with deteriorated credit:	40	12	-	-	-	-	-	52
Ending Balance, September 30, 2017	$2,616	$11,501	$618	$3,274	$327	$7	$106	$18,449

Loans Receivable:

Ending Balance Originated Loans:	$178,533	1,182,098	60,699	63,705	38,297	1,239	-	$1,524,571
Ending Balance Acquired loans initially recorded at fair value:	50,602	49,546	-	3,355	9,216	156	-	112,875
Ending Balance Acquired loans with deteriorated credit:	1,419	737	-	-	-	-	-	2,156
Total Gross Loans:	$230,554	$1,232,381	$60,699	$67,060	$47,513	$1,395	$-	$1,639,602

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$8,257	12,469	-	3,539	1,055	-	-	$25,320
Ending Balance Acquired loans initially recorded at fair value:	7,647	5,662	-	-	429	-	-	13,738
Ending Balance Acquired loans with deteriorated credit:	1,419	515	-	-	-	-	-	1,934
Ending Balance Loans individually
evaluated for impairment:	$17,323	$18,646	$-	$3,539	$1,484	$-	$-	$40,992

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$170,276	1,169,629	60,699	60,166	37,242	1,239	-	$1,499,251
Ending Balance Acquired loans initially recorded at fair value:	42,955	43,884	-	3,355	8,787	156	-	99,137
Ending Balance Acquired loans with deteriorated credit:	-	222	-	-	-	-	-	222
Ending Balance Loans collectively
evaluated for impairment:	$213,231	$1,213,735	$60,699	$63,521	$46,029	$1,395	$-	$1,598,610
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loans losses for the nine months ended September 30, 2017, and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$2,098	$10,621	$736	$3,079	$374	$2	$69	$16,979
Acquired loans initially recorded at fair value:	170	-	-	-	4	-	-	174
Acquired loans with deteriorated credit:	43	13	-	-	-	-	-	56
Beginning Balance, December 31, 2016	2,311	10,634	736	3,079	378	2	69	17,209

Charge-offs:
Originated Loans:	-	190	-	1	-	11	-	202
Acquired loans initially recorded at fair value:	308	-	-	-	54	-	-	362
Sub-total:	308	190	-	1	-	-	-	564

Recoveries:
Acquired loans with deteriorated credit:	-	-	-	19	-	-	-	19
Sub-total:	-	-	-	19	-	-	-	19

Provisions:
Originated Loans:	228	1,055	(118)	196	(47)	16	37	1,367
Acquired loans initially recorded at fair value:	388	3	-	-	50	-	-	441
Acquired loans with deteriorated credit:	(3)	(1)	-	(19)	-	-	-	(23)
Sub-total:	613	1,057	(118)	177	3	16	37	1,785

Totals:
Originated Loans:	2,326	11,486	618	3,274	327	7	106	18,144
Acquired loans initially recorded at fair value:	250	3	-	-	-	-	-	253
Acquired loans with deteriorated credit:	40	12	-	-	-	-	-	52
Ending Balance, September 30, 2017	$2,616	$11,501	$618	$3,274	$327	$7	$106	$18,449

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of September 30, 2018 and December 31, 2017. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2018 and December 31, 2017, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of September 30, 2018	As of December 31, 2017
	(In thousands)	(In thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$1,457	$2,545
Commercial and multi-family	5,572	6,762
Commercial business(1)	251	299
Home equity(2)	338	201

Sub-total:	7,618	9,807

Acquired loans initially recorded at fair value:
Residential one-to-four family	2,590	2,372
Commercial and multi-family	590	850
Commercial business(1)	295	-
Home equity(2)	-	7

Sub-total:	3,475	3,229

Total	$11,093	$13,036

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $10.8 million at September 30, 2018, and $0 at December 31, 2017.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months and nine months ended September 30, 2018 and 2017 (In thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2018	2017	2017	2018	2018	2017	2017

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$1,921	$7	$2,761	$10	$1,910	$22	$3,121	$30
Commercial and Multi-family	12,345	86	12,269	68	12,090	257	12,397	205
Commercial business(1)	1,074	43	664	-	910	130	528	-
Home equity(2)	912	7	879	10	910	22	875	29

Sub-total:	$16,252	$143	$16,573	$88	$15,820	$431	$16,921	$264

Acquired loans initially recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$3,349	$16	$4,360	$35	$3,443	$76	$4,970	$105
Commercial and Multi-family	3,733	53	4,036	56	3,760	168	4,070	168
Commercial business(1)	51	1	-	-	34	2	-	-
Home equity(2)	223	3	462	-	230	10	533	10
Consumer	11	-	-	4	7	-	-	-

Sub-total	$7,367	$73	$8,858	$95	$7,474	$256	$9,573	$283

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family(3)	$1,030	$16	$1,422	$22	$1,032	$48	$1,426	$65
Commercial and Multi-family(3)	10,980	7	517	7	7,490	20	518	20
Construction(3)	1,335	-	-	-	890	-	-	-
Commercial business(1)(3)	922	-	-	-	614	-	-	-
Home equity(2)(3)	226	-	-	-	151	-	-	-
Consumer(3)	27	-	-	-	18	-	-	-

Sub-total:	$14,520	$23	$1,939	$29	$10,195	$68	$1,944	$85

Total Impaired Loans
With no related allowance recorded:	$38,139	$239	$27,370	$212	$33,489	$755	$28,438	$632

__________

(1)	Includes business lines of credit.
(2)	Includes home equity lines of credit.
(3)	Does not include accretable yield on loans acquired with deteriorated credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and nine months ended September 30, 2018 and 2017. (In thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2018	2017	2017	2018	2018	2017	2017

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$4,310	$47	$5,887	$46	$4,601	$141	$6,075	$137
Commercial and Multi-family	485	-	357	-	485	-	561	-
Commercial business(1)	1,266	22	3,196	20	1,199	65	3,411	61
Home equity(2)	155	2	196	2	155	5	242	5
Consumer	21	-	-	-	14	-	-	-

Sub-total:	$6,237	$71	$9,636	$68	$6,454	$211	$10,289	$203

Acquired loans initially recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,210	$24	$3,350	$21	$3,384	$73	$2,842	$64
Commercial and Multi-family	916	4	1,712	16	919	13	1,714	47
Commercial business(1)	124	-	-	-	82
Home equity(2)	85	1	96	2	85	4	99	5

Sub-total	$4,335	$29	$5,158	$39	$4,470	$90	$4,655	$116

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$369	$5	$-	$-	$369	$10	$-	$-

Sub-total:	$369	$5	$-	$-	$369	$10	$-	$-

Total Impaired Loans
with an allowance recorded:	$10,941	$105	$14,794	$107	$11,293	$311	$14,944	$319

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

September 30, 2018 and December 31, 2017. (In thousands):

	As of September 30, 2018			As of December 31, 2017
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$1,908	$1,964	$-	$2,073	$2,236	$-
Commercial and multi-family	12,326	12,863	-	12,212	12,763	-
Commercial business(1)	1,043	3,652	-	181	908	-
Home equity(2)	879	898	-	885	932	-

Sub-total:	$16,156	$19,377	$-	$15,351	$16,839	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$3,560	$3,731	$-	$4,119	$4,285	$-
Commercial and Multi-family	4,001	4,001	-	3,772	3,773	-
Commercial business(1)	102	605	-	-	-	-
Home equity(2)	202	202	-	216	268	-

Sub-total:	$7,865	$8,539	$-	$8,107	$8,326	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,028	$1,587	$-	$1,413	$2,031	$-
Commercial and Multi-family	10,288	11,820	-	513	537	-
Commercial business(1)	857	6,987	-	-	-	-
Home equity(2)	74	81	-	-	-	-

Sub-total:	$12,247	$20,475	$-	$1,926	$2,568	$-

Total Impaired Loans
with no related allowance recorded:	$36,268	$48,391	$-	$25,384	$27,733	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at September 30, 2018 and December 31, 2017. (In thousands):

	As of September 30, 2018			As of December 31, 2017
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$4,299	$4,299	$241	$5,871	$5,871	$508
Commercial and Multi-family	485	526	112	-	-	-
Commercial business(1)	1,409	1,578	898	1,599	2,431	1,033
Home equity(2)	154	154	22	157	157	25

Sub-total:	$6,347	$6,557	$1,273	$7,627	$8,459	$1,566

Acquired loans initially recorded at fair
value with an allowance
recorded:
					-
Residential one-to-four family	$3,024	$3,174	$493	$3,429	$3,580	$281
Commercial and Multi-family	912	965	284	1,260	1,313	179
Commercial business(1)	247	247	62	-	-	-
Home equity(2)	85	85	6	86	86	7

Sub-total	$4,268	$4,471	$845	$4,775	$4,979	$467

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$368	$417	$11	$-	$-	$-

Sub-total:	$368	$417	$11	$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$10,983	$11,445	$2,129	$12,402	$13,438	$2,033

Total Impaired Loans
with no related allowance recorded:	$36,268	$48,391	$-	$25,384	$27,733	$-

Total Impaired Loans:	$47,251	$59,836	$2,129	$37,786	$41,171	$2,033

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructured (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a concession that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

	At September 30, 2018	At December 31, 2017
	(In thousands)
Recorded investment in TDRs:
Accrual status	$20,581	$20,058
Non-accrual status	7,512	8,408
Total recorded investment in TDRs	$28,093	$28,466

There were no TDRs added during the three months ended September 30, 2018.

The following table summarizes information with regard to troubled debt restructurings which occurred during the three months ended September 30, 2017.

Three Months Ended September 30, 2017 (Dollars in thousands)		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Acquired loans initially recorded at fair value:
Residential one-to-four family	1	$212	$243

The loan included above is considered a TDR as a result of the Company implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate to a below market rate and/or accepting interest only for a period of time or a change in amortization period.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended September 30, 2018 totaled $640,000 for one contract and $1,174,000 for four contracts during the three months ended September 30, 2017.

The following tables summarize information with regards to troubled debt restructuring which occurred during the nine months ended September 30, 2018 and 2017 (dollars in thousands):

Nine Months Ended September 30, 2018		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$640	$640

Nine Months Ended September 30, 2017		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$1,445	$1,556
Commercial and multi-family	3	4,441	4,608

Sub-total:	5	5,886	6,164

Acquired loans initially recorded at fair value:
Residential one-to-four family	5	1,052	1,266

Sub-total:	5	1,052	1,266

Total	10	$6,938	$7,430

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled debt restructurings for which there was a payment default within twelve months of restructuring during the nine months ended September 30th, 2018 totaled $640,000 for one contract in 2018 and $1,174,000 for four contracts during the three months ended September 30, 2017.

The following table sets forth the delinquency status of total loans receivable as of September 30, 2018:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In thousands)
Originated loans:
Residential one-to-four family	$2,418	$1,237	$1,566	$5,221	$202,017	$207,238	$367
Commercial and multi-family	13,361	512	485	14,358	1,516,608	1,530,966	-
Construction	-	-	-	-	74,029	74,029	-
Commercial business(1)	1,011	-	1,004	2,015	110,540	112,555	799
Home equity(2)	799	109	44	952	52,380	53,332	-
Consumer	-	-	-	-	1,278	1,278	-

Sub-total:	$17,589	$1,858	$3,099	$22,546	$1,956,852	$1,979,398	$1,166

Acquired loans initially recorded at fair value:
Residential one-to-four family	$689	$366	$2,040	$3,095	$42,420	45,515	$3
Commercial and multi-family	1,225	1,922	709	3,856	155,667	159,523	119
Construction	594	-	-	594	978	1,572	-
Commercial business(1)	871	2,108	2,272	5,251	22,511	27,762	-
Home equity(2)	295	47	-	342	19,642	19,984	-
Consumer	-	-	-	-	90	90	-

Sub-total:	$3,674	$4,443	$5,021	$13,138	$241,308	$254,446	$122

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,396	1,396	$-
Commercial and multi-family	-	-	8,955	8,955	1,661	10,616	-
Commercial business(1)	-	-	818	818	1,177	1,995	-
Home equity(2)	200	-	52	252	146	398	-

Sub-total:	$200	$-	$9,825	$10,025	$4,380	$14,405	$-

Total	$21,463	$6,301	$17,945	$45,709	$2,202,540	$2,248,249	$1,288

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

Criticized and Classified Assets.

Company policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of September 30, 2018, we had $0 in assets classified as losses, and $30.2 million in assets classified as substandard, all of which $30.2 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of September 30, 2018. (In thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$201,870	$3,272	$2,096	$-	$-	$207,238
Commercial and multi-family	1,516,732	3,684	10,550	-	-	1,530,966
Construction	74,029	-	-	-	-	74,029
Commercial business(1)	108,487	1,616	2,452	-	-	112,555
Home equity(2)	52,547	395	390	-	-	53,332
Consumer	1,270	8	-	-	-	1,278

Sub-total:	$1,954,935	$8,975	$15,488	$-	$-	$1,979,398

Acquired loans initially recorded at fair value:
Residential one-to-four family	$42,130	$472	$2,913	$-	$-	45,515
Commercial and multi-family	155,862	2,749	912	-	-	159,523
Construction	1,572	-	-	-	-	1,572
Commercial business(1)	27,419	48	295	-	-	27,762
Home equity(2)	19,938	19	27	-	-	19,984
Consumer	90	-	-	-	-	90

Sub-total:	$247,011	$3,288	$4,147	$-	$-	$254,446

Acquired loans with deteriorated credit:
Residential one-to-four family	$163	$564	$669	$-	$-	1,396
Commercial and multi-family	1,002	505	9,109	-	-	10,616
Construction	-	-	-	-	-	-
Commercial business(1)	1,281	-	714	-	-	1,995
Home equity(2)	346	-	52	-	-	398
Consumer	-	-	-	-	-	-

Sub-total:	$2,792	$1,069	$10,544	$-	$-	$14,405

Total Gross Loans	$2,204,738	$13,332	$30,179	$-	$-	$2,248,249

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in the Company’s Consolidated Statements of Financial Condition. (In thousands):

	September 30,	December 31,
	2018	2017

Unpaid principal balance	$320,823	$114,542
Recorded investment	268,851	109,695

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality for which the Company applies the provisions of ASC 310-30 (In thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Balance, Beginning of Period	$3,253	$2,398	$2,230	$2,558
Additions from acquisition of IAB	-	-	1,399	-
Accretion recorded to interest income	(263)	(84)	(639)	(244)
Balance, End of Period	$2,990	$2,314	$2,990	$2,314

There were no transfers from non-accretable differences for the periods stated above.

Note 8 – Stockholders’ Equity

On April 17, 2018, the Company issued 631,896 shares of its common stock as well as 438,889 shares of series E 6% non-cumulative perpetual preferred stock and 6,465 shares of series F 6% non-cumulative perpetual preferred stock in connection with its acquisition of IA Bancorp, Inc.

On May 16, 2018, the Company issued 82,950 shares of its common stock in connection with the conversion of 438,889 shares of Series E preferred stock assumed with the acquisition of IA Bancorp, Inc.

Note 9 – Goodwill and Other Intangible Assets

The Company’s intangible assets consist of goodwill and core deposit intangibles in connection with the acquisition of IA Bancorp, Inc. as of April 17, 2018. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. The goodwill impairment analysis is generally a two-step test. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of the reporting unit if, based on a qualitative assessment, it is determined that it was more likely than not that the unit’s fair value was not less than its carrying amount. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional step must be performed. That additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step above, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting unit was being acquired in a business combination at the impairment test date. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The loss establishes a new basis in the goodwill and subsequent reversal of goodwill impairment losses are not permitted.

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment to intangible assets at September 30, 2018.

Amortization expense of the core deposit intangibles was $19,000 and $39,000 for the three and nine months ended September 30, 2018, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at September 30, 2018 were $391,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2018:
Securities
Residential mortgage backed securities	$116,167	$-	$116,167	$-
Municipal obligations	3,644	-	3,644	-
Preferred stock	8,052	8,052	-	-
Total Securities	127,863	8,052	119,811	-

As of December 31, 2017:
Securities
Residential mortgage backed securities	$111,793	$-	$111,793	$-
Municipal obligations	2,502	-	2,502	-
Preferred stock	8,294	8,294	-	-
Total Securities	122,589	8,294	114,295	-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2018 and 2017.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2018
Impaired Loans	$8,854	$-	$-	$8,854
Other real estate owned	$1,232	$-	$-	$1,232

As of December 31, 2017:
Impaired Loans	$10,369	$-	$-	$10,369
Other real estate owned	$532	$-	$-	$532

Note 10 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2018 and December 31, 2017 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
September 30, 2018:
Impaired Loans	$8,854	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,232	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2017:
Impaired Loans	$10,369	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$532	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not objectively determinable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017.

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

Equity Securities

The fair values of available-for-sale securities are based on quoted market prices (Level 1).

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of September 30, 2018 and December 31, 2017.

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

Note 10 – Fair Values of Financial Instruments (Continued)

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2018 and December 31, 2017 consisted of the loan balances of $10.983 million and $12.402 million, net of a valuation allowance of $2.129 million and $2.033 million, respectively.

Real Estate Owned (Generally Carried at Lower of Cost or Fair Value)

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

Borrowings and Subordinated Debt (Carried at Cost)

Fair values are estimated using discounted cash flow analysis, based on quoted prices for new long-term debt with similar credit risk characteristics, terms and remaining maturity. Prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

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

Note 10 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets:
Cash and cash equivalents	$206,710	$206,710	$206,710	$-	$-
Interest-earning time deposits	980	980	980	-	-
Debt securities available for sale	119,811	119,811	-	119,811	-
Equity investments	8,052	8,052	8,052	-	-
Loans held for sale	1,772	1,772	-	1,772	-
Loans receivable, net	2,225,001	2,173,100	-	-	2,173,100
FHLB of New York stock, at cost	14,755	14,755	-	14,755	-
Accrued interest receivable	8,635	8,635	-	8,635	-
Other Real Estate Owned	1,232	1,232	-	1,232	-

Financial liabilities:
Deposits	2,116,624	2,125,913	1,044,485	1,081,428	-
Borrowings	275,800	271,770	-	271,770	-
Subordinated debentures	36,519	35,985	-	35,985	-
Accrued interest payable	1,923	1,923	-	1,923	-

	As of December 31, 2017

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets:
Cash and cash equivalents	$124,235	$124,235	$124,235	$-	$-
Interest-earning time deposits	980	980	980	-	-
Debt securities available for sale	114,295	114,295	-	114,295	-
Equity investments	8,294	8,294	8,294	-	-
Loans held for sale	1,295	1,295	-	1,295	-
Loans receivable, net	1,643,677	1,643,626	-	-	1,643,626
FHLB of New York stock, at cost	10,211	10,211	-	10,211	-
Accrued interest receivable	6,153	6,153	-	6,153	-
Other Real Estate Owned	532	532	-	532	-

Financial liabilities:
Deposits	1,569,370	1,578,382	903,155	673,227	-
Borrowings	185,000	182,947	-	182,947	-
Subordinated debentures	4,124	4,078	-	4,078	-
Accrued interest payable	791	791	-	791	-

Note 11 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72%. until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $1.1 million at September 30, 2018.

The Company also has $4,124,000 of mandatory redeemable Trust Preferred securities. These interest rate on these floating rate junior subordinated debentures adjusts quarterly.

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2018 we had approximately $2.638 billion in consolidated assets, $2.117 billion in deposits and $195.8 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2018 the Bank operated through twenty-eight branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Maplewood, Monroe Township, Parsippany, Plainsboro, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2018, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements. There has been no change in critical accounting policies since the Company’s last annual report on Form 10-K.

Financial Condition

Total assets increased by $695.0 million, or 35.8 percent, to $2.638 billion at September 30, 2018 from $1.943 billion at December 31, 2017. The increase in total assets included the acquisition of IAB, which added approximately $215.8 million in assets.

Loans receivable increased by $581.3 million, or 35.4 percent, to $2.225 billion at September 30, 2018 from $1.644 billion at December 31, 2017. The increase in loans resulted from the acquisition of IAB, which approximated $182.5 million in the balance of loans added, and an increase in loans receivable of $398.8 million, excluding those acquired in the merger. The organic growth in loans over the first nine months of 2018 represented increases of $440.4 million in commercial real estate and multi-family loans, $71.5 million in commercial business loans, $26.0 million in home equity loans, $25.1 million in construction loans, and $22.4 million in residential one-to-four family loans. The allowance for loan losses was $21.5 million, or 193.9 percent of non-accruing loans and 0.96 percent of gross loans, at September 30, 2018 as compared to an allowance for loan losses of $17.4 million, or 133.3 percent of non-accruing loans and 1.05 percent of gross loans, at December 31, 2017.

Total cash and cash equivalents increased by $82.5 million, or 66.4 percent, to $206.7 million at September 30, 2018 from $124.2 million at December 31, 2017 primarily due to the Company’s strategy to further strengthen liquidity and our deposit base.

Total investment securities increased by $5.3 million, or 4.3 percent, to $127.9 million at September 30, 2018 from $122.6 million at December 31, 2017, as the Company deployed excess cash to improve returns on interest-earning assets and liquidity.

Deposit liabilities increased by $547.3 million, or 34.9 percent, to $2.117 billion at September 30, 2018 from $1.569 billion at December 31, 2017. The increases in deposit liabilities related to the acquisition of IAB, which approximated $178.4 million in the balance of deposits added, as well as the continued maturation of the seven branches opened in 2016 as a result of our organic growth initiative. Increases over the first nine months of 2018 included $370.0 million in certificates of deposit, including listing service and brokered deposits, $76.0 million in non-interest bearing deposit accounts, $49.7 million in money market checking accounts, $48.1 million in NOW deposit accounts, and $3.4 million in savings and club accounts. Listing service and brokered certificates of deposit used as additional sources of deposit liquidity to fund loan growth, which totaled $40.9 million and $204.0 million, respectively, at September 30, 2018.

Debt obligations increased by $123.2 million, or 65.1 percent, to $312.3 million at September 30, 2018 from $189.1 million at December 31, 2017, the net result of the issuance of new FHLB advances and scheduled maturities of FHLB advances, and the issuance of $33.5 million of subordinated debentures in a private placement in July 2018. The increase in FHLB borrowings reflected the use of long-term advances to augment deposits as the Company’s funding source for originating loans and investing in investment securities. The weighted average interest rate of FHLB advances was 2.21 percent at September 30, 2018. The issuance of subordinated debt was to maintain adequate capital ratios for further growth.

Stockholders’ equity increased by $19.3 million, or 10.9 percent, to $195.8 million at September 30, 2018 from $176.5 million at December 31, 2017. The increase in stockholders’ equity was primarily attributable to an increase in additional paid-in capital of $17.4 million from common stock and preferred stock issued as part of the acquisition of IAB. Retained earnings increased by $4.5 million to $35.7 million at September 30, 2018 from $31.2 million at December 31, 2017. Accumulated other comprehensive loss increased $3.4 million to $6.5 million at September 30, 2018 from $3.1 million at December 31, 2017.

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

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,183,872	$26,019	4.77%	$1,610,388	$18,399	4.57%
Investment Securities	148,540	943	2.54%	95,834	694	2.90%
Interest-earning deposits	164,944	1,009	2.45%	72,668	313	1.72%
Total Interest-earning assets	2,497,356	27,971	4.48%	1,778,890	19,406	4.36%
Non-interest-earning assets	63,729			49,868
Total assets	$2,561,085			$1,828,758
Interest-bearing liabilities:
Interest-bearing demand accounts	$336,373	$504	0.60%	$303,737	$402	0.53%
Money market accounts	195,436	626	1.28%	138,088	298	0.86%
Savings accounts	265,610	116	0.17%	264,841	100	0.15%
Certificates of Deposit	969,475	4,591	1.89%	625,951	2,284	1.46%
Total interest-bearing deposits	1,766,894	5,837	1.32%	1,332,617	3,084	0.93%
Borrowed funds	324,767	2,054	2.53%	151,706	748	1.97%
Total interest-bearing liabilities	2,091,661	7,891	1.51%	1,484,323	3,832	1.03%
Non-interest-bearing liabilities	274,850			204,156
Total liabilities	2,366,511			1,688,479
Stockholders' equity	194,574			140,279
Total liabilities and stockholders' equity	$2,561,085			$1,828,758
Net interest income		$20,080			$15,574
Net interest rate spread(1)			2.97%			3.33%
Net interest margin(2)			3.22%			3.50%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

Net Interest Income Analysis (Continued)

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$1,983,562	$69,588	4.68%	$1,570,033	$53,967	4.58%
Investment Securities	142,712	2,779	2.60%	92,791	2,089	3.00%
Interest-earning deposits	127,977	2,242	2.34%	79,171	874	1.47%
Total Interest-earning assets	2,254,251	74,609	4.41%	1,741,995	56,930	4.36%
Non-interest-earning assets	53,375			55,605
Total assets	$2,307,626			$1,797,600
Interest-bearing liabilities:
Interest-bearing demand accounts	$328,908	$1,402	0.57%	$302,615	$1,235	0.54%
Money market accounts	179,290	1,500	1.12%	132,342	815	0.82%
Savings accounts	263,156	318	0.16%	264,963	299	0.15%
Certificates of Deposit	859,949	10,726	1.66%	608,608	6,437	1.41%
Total interest-bearing deposits	1,631,303	13,946	1.14%	1,308,528	8,786	0.90%
Borrowed funds	245,567	4,153	2.26%	159,676	2,902	2.42%
Total interest-bearing liabilities	1,876,870	18,099	1.29%	1,468,204	11,688	1.06%
Non-interest-bearing liabilities	243,973			196,403
Total liabilities	2,120,843			1,664,607
Stockholders' equity	186,783			132,993
Total liabilities and stockholders' equity	$2,307,626			$1,797,600
Net interest income		$56,510			$45,242
Net interest rate spread(1)			3.13%			3.30%
Net interest margin(2)			3.34%			3.46%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

Results of Operations comparison for the Three Months Ended September 30, 2018 and 2017

Net income increased $1.4 million, or 42.8 percent, to $4.6 million for the three months ended September 30, 2018, compared with $3.2 million for the three months ended September 30, 2017. The increase in net income was primarily related to an increase in total interest income, an increase in total non-interest income, as well as a lower income tax provision, partly offset by increases in interest expense, non-interest expense and the provision for loan losses for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Net interest income increased by $4.5 million, or 28.9 percent, to $20.1 million for the three months ended September 30, 2018 from $15.6 million for the three months ended September 30, 2017. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $718.5 million, or 40.4 percent, to $2.497 billion for the three months ended September 30, 2018 from $1.779 billion for the three months ended September 30, 2017. There was an increase in the average yield on interest-earning assets of 12 basis points to 4.48 percent for the three months ended September 30, 2018 from 4.36 percent for the three months ended September 30, 2017. There was also an increase in the average balance of interest-bearing liabilities of $607.3 million, or 40.9 percent, to $2.092 billion for the three months ended September 30, 2018 from $1.484 billion for the three months ended September 30, 2017, as well as an increase in the average rate on interest-bearing liabilities of 48 basis points to 1.51 percent for the three months ended September 30, 2018 from 1.03 percent for the three months ended September 30, 2017.

Interest income on loans receivable increased by $7.6 million, or 41.4 percent, to $26.0 million for the three months ended September 30, 2018 from $18.4 million for the three months ended September 30, 2017. The increase was primarily attributable to an increase in the average balance of loans receivable of $573.5 million, or 35.6 percent, to $2.184 billion for the three months ended September 30, 2018 from $1.610 billion for the three months ended September 30, 2017, as well as an increase in the average yield on loans of 20 basis points to 4.77 percent for the three months ended September 30, 2018 from 4.57 percent for the three months ended September 30, 2017. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the acquisition of IAB, while the increase in the average yield on loans related to the rising interest rate environment. Interest income on loans also included $579,000 of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the three months ended September 30, 2018, which added approximately nine basis points to the average yield on interest earning assets on an annualized basis.

Interest income on securities increased by $249,000, or 35.9 percent, to $943,000 for the three months ended September 30, 2018 from $694,000 for the three months ended September 30, 2017. This increase was primarily due to an increase in the average balance of securities of $52.7 million, or 55.0 percent, to $148.5 million for the three months ended September 30, 2018 from $95.8 million for the three months ended September 30, 2017, partly offset by a decrease in the average yield on securities of 36 basis points to 2.54 percent for the three months ended September 30, 2018 from 2.90 percent for the three months ended September 30, 2017. The increase in the average balance of securities related to the Company’s strategy to further strengthen its liquidity position, while the decrease in the yield on securities related to the mix of investments in the portfolio.

Interest income on other interest-earning assets increased by $696,000, or 222.4 percent, to $1.0 million for the three months ended September 30, 2018 from $313,000 for the three months ended September 30, 2017. This increase was primarily due to an increase in the average balance of other interest earning assets of $92.3 million, or 127.0 percent, to $164.9 million for the three months ended September 30, 2018 from $72.7 million for the three months ended September 30, 2017 as well as an increase in the average yield on other interest-earning assets of 73 basis points to 2.45 percent for the three months ended September 30, 2018 from 1.72 percent for the three months ended September 30, 2017. The increase in the average balance of other interest-earning assets is consistent with the Company’s strategy of maintaining strong levels of liquidity. The increase in the average yield on other interest-earning assets correlates to the increases in the fed funds rate that have occurred over the last 12 months.

Total interest expense increased by $4.1 million, or 105.9 percent, to $7.9 million for the three months ended September 30, 2018 from $3.8 million for the three months ended September 30, 2017. This increase resulted, primarily, from an increase in the average balance of interest-bearing liabilities of $607.3 million, or 40.9 percent, to $2.092 billion for the three months ended September 30, 2018 from $1.484 billion for the three months ended September 30, 2017, as well as an increase in the average rate on interest-bearing liabilities of 48 basis points to 1.51 percent for the three months ended September 30, 2018 from 1.03 percent for the three months ended September 30, 2017. Interest expense, net related to the issuance of subordinated debt in July 2018, totaled $383,000 for the three months ended September 30, 2018, which added approximately six basis points to the average cost of funds on an annualized basis.

Net interest margin was 3.22 percent for the three-month period ended September 30, 2018 and 3.50 percent for the three-month period ended September 30, 2017. The decrease in the net interest margin was the result of the rising interest rate environment, with the increase in the cost of funds outpacing the return on interest earning assets for the short term.

The provision for loan losses increased by $396,000, to $907,000 for the three months ended September 30, 2018 from $511,000 for the three months ended September 30, 2017. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2018, the Company experienced $43,000 in net charge-offs compared to $26,000 in net charge-offs for the three months ended September 30, 2017. The Bank had non-accrual loans totaling $11.1 million, or 0.49 percent, of gross loans at September 30, 2018 as compared to $13.0 million, or 0.72 percent, of gross loans at December 31, 2017. The allowance for loan losses was $21.5 million, or 0.96 percent, of gross loans at September 30, 2018, $17.4 million, or 1.04 percent, of gross loans at December 31, 2017 and $18.4 million, or 1.13 percent, of gross loans at September 30, 2017. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2018 and December 31, 2017.

Total non-interest income increased by $219,000, or 13.4 percent, to $1.8 million for the three months ended September 30, 2018 from $1.6 million for the three months ended September 30, 2017. The increase in total non-interest income mainly related to an increase in the amount of fees and service charges of $343,000, to $1.1 million for the three months ended September 30, 2018 from $749,000 for the three months ended September 30, 2017, an increase in gains on sales of loans of $198,000 to $738,000 for the three months ended September 30, 2018 from $540,000 for the three months ended September 30, 2017, partly offset by a decrease in gains on sale of OREO properties of $208,000 to $14,000 for the three months ended September 30, 2018 from $222,000 for the three months ended September 30, 2017. The increases in non-interest income over the prior year are largely attributable to the inclusion of IAB since the merger in April 2018.

Total non-interest expense increased by $3.1 million, or 27.4 percent, to $14.4 million for the three months ended September 30, 2018 from $11.3 million for the three months ended September 30, 2017. Salaries and employee benefits expense increased by $1.2 million, or 20.8 percent, to $7.1 million for the three months ended September 30, 2018 from $5.9 million for the three months ended September 30, 2017. Other non-interest expense increased by $985,000, or 65.7 percent, to $2.5 million for the three months ended September 30, 2018 from $1.5 million for the three months ended September 30, 2017. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses. Occupancy expense increased by $452,000, or 22.2 percent, to $2.5 million for the three months ended September 30, 2018 from $2.0 million for the three months ended September 30, 2017. Data processing expense increased by $239,000, or 34.0 percent, to $942,000 for the three months ended September 30, 2018 from $703,000 for the three months ended September 30, 2017. Regulatory assessment expense increased by $101,000, or 31.8 percent, to $419,000 for the three months ended September 30, 2018 from $318,000 for the three months ended September 30, 2017. The increases in non-interest expense over the prior year were largely attributable to the inclusion of IAB expenses since the merger in April 2018.

The income tax provision decreased by $140,000, or 6.4 percent, to $2.0 million for the three months ended September 30, 2018 from $2.2 million for the three months ended September 30, 2017. The decrease in the income tax provision comes as a result of the lower tax provision as mandated by enactment of the Tax Cuts and Jobs Act of 2017, which lowered the federal corporate tax rate from 34% to 21% beginning in 2018, offset by higher taxable income for the three months ended September 30, 2018 as compared to that same period for 2017. The consolidated effective tax rate for the three months ended September 30, 2018 was 30.8 percent compared to 40.4 percent for the three months ended September 30, 2017.

Results of Operations comparison for the Nine Months Ended September 30, 2018 and 2017

Net income increased by $2.9 million, or 33.5 percent, to $11.5 million for the nine months ended September 30, 2018 from $8.6 million for the nine months ended September 30, 2017. The increase in net income was primarily related to an increase in total interest income, an increase in total non-interest income as well as a decrease in the income tax provision, partly offset by higher interest expense, a higher provision for loan losses, and higher non-interest expense for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Net interest income increased by $11.3 million, or 24.9 percent, to $56.5 million for the nine months ended September 30, 2018 from $45.2 million for the nine months ended September 30, 2017. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $512.2 million, or 29.4 percent, to $2.254 billion for the nine months ended September 30, 2018 from $1.742 billion for the nine months ended September 30, 2017. There was an increase in the average yield on interest-earning assets of five basis points to 4.41 percent for the nine months ended September 30, 2018 from 4.36 percent for the nine months ended September 30, 2017. There was also an increase in the average balance of interest-bearing liabilities of $408.7 million, or 27.8 percent, to $1.877 billion for the nine months ended September 30, 2018 from $1.468 billion for the nine months ended September 30, 2017, as well as an increase in the average rate on interest-bearing liabilities of 23 basis points to 1.29 percent for the nine months ended September 30, 2018 from 1.06 percent for the nine months ended September 30, 2017.

Interest income on loans receivable increased by $15.6 million, or 29.0 percent, to $69.6 million for the nine months ended September 30, 2018 from $54.0 million as compared to the nine months ended September 30, 2017. The increase was primarily attributable to an increase in the average balance of loans receivable of $413.5 million, or 26.3 percent, to $1.984 billion for the nine months ended September 30, 2018 from $1.570 billion for the nine months ended September 30, 2017, as well as an increase in the average yield on loans of 10 basis points to 4.68 percent for the nine months ended September 30, 2018 from 4.58 percent for the nine months ended September 30, 2017. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the acquisition of IAB, while the increase in the average yield on loans related to the rising interest rate environment. Interest income on loans also included $1.2 million of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the nine months ended September 30, 2018, which added approximately 10 basis points to the average yield on interest earning assets on an annualized basis.

Interest income on securities increased by $690,000, or 33.0 percent, to $2.8 million for the nine months ended September 30, 2018 from $2.1 million for the nine months ended September 30, 2017. This increase was primarily due to an increase in the average balance of securities of $49.9 million, or 53.8 percent, to $142.7 million for the nine months ended September 30, 2018 from $92.8 million for the nine months ended September 30, 2017, offset by a decrease in the average yield on securities of 40 basis points to 2.60 percent for the nine months ended September 30, 2018 from 3.00 percent for the nine months ended September 30, 2017. The increase in the average balance of securities related to the Company’s strategy to further strengthen its liquidity position, while the decrease in the average yield on securities related to the mix of investments in the portfolio.

Interest income on other interest-earning assets increased by $1.4 million, or 156.5 percent to $2.2 million for the nine months ended September 30, 2018 from $874,000 for the nine months ended September 30, 2017. This increase was primarily due to increase in the average balance of other interest earning assets of $48.8 million, or 61.6 percent, to $128.0 million for the nine months ended September 30, 2018 from $79.2 million for the nine months ended September 30, 2017 as well as an increase in the average yield on other interest-earning assets of 87 basis points to 2.34 percent for the nine months ended September 30, 2018 from 1.47 percent for the nine months ended September 30, 2017. The increase in the average balance of other interest-earning assets is consistent with the Company’s strategy of maintaining strong levels of liquidity. The increase in the average yield on other interest-earning assets correlated to the increases in the fed funds rate that have occurred over the last 12 months.

Total interest expense increased by $6.4 million, or 54.9 percent, to $18.1 million for the nine months ended September 30, 2018 from $11.7 million for the nine months ended September 30, 2017. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $408.7 million, or 27.8 percent, to $1.877 billion for the nine months ended September 30, 2018 from $1.468 billion for the nine months ended September 30, 2017, as well as an increase in the average rate on interest-bearing liabilities of 23 basis points to 1.29 percent for the nine months ended September 30, 2018 from 1.06 percent for the nine months ended September 30, 2017. Interest expense, related to the issuance of subordinated debt in July 2018, totaled $383,000 for the nine months ended September 30, 2018, which added approximately twelve basis points to the average cost of funds on an annualized basis.

Net interest margin was 3.34 percent for the nine-month period ended September 30, 2018 and 3.46 percent for the nine-month period ended September 30, 2017. The decrease in the net interest margin was the result of the rising interest rate environment, with the increase in the cost of funds outpacing the return on interest earning assets for the short term.

The provision for loan losses increased by $2.5 million, to $4.3 million for the nine months ended September 30, 2018 from $1.8 million for the nine months ended September 30, 2017. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2018, the Company experienced $180,000 in net charge-offs compared to $546,000 in net charge-offs for the nine months ended September 30, 2017. The Bank had non-accrual loans totaling $11.1 million, or 0.49 percent, of gross loans at September 30, 2018 as compared to $13.0 million, or 0.78 percent, of gross loans at December 31, 2017. The allowance for loan losses was $21.5 million, or 0.96 percent, of gross loans at September 30, 2018, $17.4 million, or 1.04 percent, of gross loans at December 31, 2017 and $18.4 million, or 1.12 percent, of gross loans at September 30, 2017. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2018 and December 31, 2017.

Total non-interest income increased by $833,000, or 14.0 percent, to $6.8 million for the nine months ended September 30, 2018 from $6.0 million for the nine months ended September 30, 2017. The increase in total non-interest income was mainly related to an increase in other non-interest income of $2.1 million to $2.4 million for the nine months ended September 30, 2018 from $307,000 for the nine months ended September 30, 2017. The increase in other non-interest income was mainly attributed to $2.0 million received from a legal settlement in the first quarter of 2018. The increase in total non-interest income was partly offset by a decrease in the gains on sale of OREO properties of $1.6 million, which represented gains for the nine months ended September 30, 2017.

Total non-interest expense increased by $7.4 million, or 21.1 percent, to $42.4 million for the nine months ended September 30, 2018 from $35.0 million for the nine months ended September 30, 2017. Merger-related costs were $2.3 million for the nine months ended September 30, 2018, with no comparable figure for the nine months ended September 30, 2017. Salaries and employee benefits expense increased by $2.7 million, or 14.8 percent, to $20.6 million for the nine months ended September 30, 2018 from $17.9 million for the nine months ended September 30, 2017. Other non-interest expense increased by $1.8 million, or 39.4 percent, to $6.4 million for the nine months ended September 30, 2018 from $4.6 million for the nine months ended September 30, 2017. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses. Occupancy expense increased by $843,000, or 13.6 percent, to $7.0 million for the nine months ended September 30, 2018 from $6.2 million for the nine months ended September 30, 2017. Data processing expense increased by $465,000, or 22.9 percent, to $2.5 million for the nine months ended September 30, 2018 from $2.0 million for the nine months ended September 30, 2017. The increase in total non-interest expense was partly offset by decreases in professional fees of $762,000, or 34.1 percent, to $1.5 million for the nine months ended September 30, 2018 from $2.2 million for the nine months ended September 30, 2017, primarily related to counsel fees and litigation expenses awarded to the plaintiff’s class counsel of $1.0 million in the matter of Kube v. Pamrapo Bancorp, Inc. et al in the prior year period. The increases in non-interest expense over the prior year were largely attributable to the inclusion of IAB expenses since the merger in April 2018.

The income tax provision decreased by $692,000, or 12.0 percent, to $5.1 million for the nine months ended September 30, 2018 from $5.8 million for the nine months ended September 30, 2017. The decrease in the income tax provision comes as a result of the lower tax provision as mandated by enactment of the Tax Cuts and Jobs Act of 2017, which lowered the federal corporate tax rate from 34% to 21% beginning in 2018, partly offset by higher taxable income for the nine months ended September 30, 2018 as compared to that same period for 2017. The consolidated effective tax rate for the nine months ended September 30, 2018 was 30.6 percent compared to 40.1 percent for the nine months ended September 30, 2017.

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

The Company had total borrowings of $312.3 million at September 30, 2018 and $189.1 million at December 31, 2017. The increase of $123.2 million included a net increase in FHLB advances of $90.0 million and the issuance of $33.5 million of subordinated debentures in a private placement in July 2018. The average rate of FHLB advances was 2.21 percent at September 30, 2018, as compared with 1.78 percent at December 31, 2017, while the subordinated debentures have a ten-year term and will bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity.

The Company had the ability at September 30, 2018 to obtain additional funding from the FHLB of up to $110.1 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $768.5 million at September 30, 2018. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At September 30, 2018, and December 31, 2017, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action

As of September 30, 2018:
Bank
Total capital (to risk-weighted assets)	$253,202	12.19%	$166,123	8.00%	$207,654	10.00%
Tier 1 capital (to risk-weighted assets)	231,698	11.16	124,592	6.00	166,123	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	231,698	11.16	93,444	4.50	134,975	6.50
Tier 1 capital (to average assets)	231,698	9.05	102,364	4.00	127,956	5.00

As of December 31, 2017:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$199,637	13.24%	$120,605	8.00%	$150,757	10.00%
Tier 1 capital (to risk-weighted assets)	182,262	12.09	90,454	6.00	120,605	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	182,262	12.09	67,841	4.50	97,992	6.50
Tier 1 capital (to average assets)	182,262	9.50	76,712	4.00	95,890	5.00

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings and defined benefit plan obligations to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out was exercised. The Bank exercised the opt-out election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board has amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements, effective no later than August 30, 2018.

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

At September 30, 2018 and December 31, 2017, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2018. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2018. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$126,931	$(88,097)	(40.97)%	5.33%	(300)	bps
+200bp	154,371	(60,658)	(28.21)	6.32	(202)	bps
+100bp	186,870	(28,159)	(13.10)	7.44	(90)	bps
PAR	215,028	-	-	8.34	-	bps
-100bp	234,847	19,819	9.22	8.89	55	bps

bp – basis points

The table above indicates that as of September 30, 2018, in the event of a 100 basis point increase in interest rates, we would experience a decrease to 7.44% in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of September 30, 2018, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

BCB BANCORP, INC.

Date: November 8, 2018	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)