Form 10-K
period 2018-12-31
BCB BANCORP INC
filed 2019-03-18
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018.

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

YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit such files).

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth  company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2018, as reported by the Nasdaq Global Market, was approximately $204.0 million.

As of March 1, 2019, there were 16,398,459 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant (Part III).

i

ii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

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

BCB Bancorp, Inc.

BCB Bancorp, Inc. (individually referred to herein as the “Parent Company” and together with its subsidiaries, collectively referred to herein as the “Company”) is a New Jersey corporation established in 2003, and is the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (800) 680-6872 and our website is www.bcb.bank.  Information on our website is not incorporated into this Annual Report on Form 10-K. At December 31, 2018 we had approximately $2.675 billion in consolidated assets, $2.181 billion in deposits and $200.2 million in consolidated stockholders’ equity. The Parent Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2018, the Bank operated through 28 branches in Bayonne, Carteret, Colonia, Edison, Hoboken, Fairfield, Holmdel, Jersey City, Lodi, Lyndhurst, Maplewood, Monroe Township, Parsippany, Plainsboro, Rutherford, South Orange, Union, and Woodbridge, New Jersey, and three branches in Staten Island and Hicksville New York and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank System.

We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and to invest funds held in deposit accounts at the Bank, together with funds generated from operations, in loans and investment securities. We offer our customers:

•

loans, including commercial and multi-family real estate loans, one- to four-family mortgage loans, commercial business loans, construction loans, home equity loans, and consumer loans. In recent years the primary growth in our loan portfolio has been in loans secured by commercial real estate and multi-family properties;

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

Recent Events

On February 25, 2019, the Company closed a private placement offering of 496,224 shares of its common stock, of which directors and officers of the Company purchased 286,244 shares (the “Offering”). The Offering resulted in gross proceeds of $6.3 million to the Company. There were no underwriting discounts or commissions. The Offering price was $12.64 per share, which was the closing price for the Company’s common stock on the Nasdaq Global Market on February 22, 2019, the trading day prior to the closing of the Offering. Directors and officers paid the same price as other investors. The Company relied on the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Act”). The Offering was made only to accredited investors as that term is defined in Rule 501(a) of Regulation D under the Act.

On February 18, 2019, BCB Community Bank opened its newest branch in River Edge, New Jersey.

On January 30, 2019, the Company closed a private placement of Series G 6.0% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $5,330,000 for 533 shares. The sale represents 21percent of the gross proceeds of the Company’s total issued and outstanding Noncumulative Perpetual Preferred Stock. The purchase price was $10,000 per share. The Company relied on the exemption from registration with the Securities and Exchange Commission (“SEC”) provided under SEC Rule 506 of Regulation D.

On January 10, 2019, the Company declared a cash dividend of $0.14 per share which was paid to stockholders on February 22, 2019, with a record date of February 8, 2019.

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $1.0 million at December 31, 2018.

On April 17, 2018, the Company completed its acquisition of IA Bancorp, Inc. (“IAB”) and its wholly-owned subsidiary, Indus-American Bank, of Edison, New Jersey. IAB shareholders received 0.189 shares of the Company’s common stock for each share of IAB common stock they owned as of the effective date of the acquisition. In addition, the Company issued two series of preferred stock, Series E and F, in exchange for two outstanding series, Series C and D, respectively, of IAB preferred stock. The two series of Company preferred shares have terms substantially similar to the terms of the two series of IAB preferred stock. The aggregate consideration paid to IAB shareholders was $20.0 million. The results of IAB’s operations are included in the Company’s unaudited consolidated statements of income beginning April 17, 2018, the date of the acquisition and are included in the audited consolidated financial statements included herein.

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

Strengthening our balance sheet.  For the year ended December 31, 2018, our return on average equity was 8.86% and our return on average assets was 0.70%. Our earnings per diluted share was $1.01 for the year ended December 31, 2018 compared to $0.75 for the year ended December 31, 2017. Management remains committed to strengthening the Bank’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer.

Concentrating on real estate-based lending.  A primary focus of our business strategy is to originate loans secured by commercial and multi-family properties. Such loans generally provide higher returns than loans secured by one- to four-family properties. As a result of our underwriting practices, including debt service requirements for commercial real estate and multi-family loans, management believes that such loans offer us an opportunity to obtain higher returns without a significant increased level of risk.

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

Our Market Area

We are located in Bayonne, Jersey City and Hoboken in Hudson County, Carteret, Colonia, Edison, Monroe Township, Plainsboro and Woodbridge in Middlesex County, Lodi, Lyndhurst, and Rutherford in Bergen County and Fairfield, Maplewood, and South Orange in Essex County, Holmdel in Monmouth County, Parsippany in Morris County, and Union in Union County, New Jersey. The Bank also operates two branches in Staten Island, New York and one in Hicksville, New York. The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area. These areas are all considered “bedroom” or “commuter” communities to Manhattan. Our market area is well-served by a network of arterial roadways, including Route 440 and the New Jersey Turnpike.

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

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$213,200	9.26%	$182,544	10.98%	$142,081	9.44%	$117,165	8.13%	$124,642	10.16%
Commercial and multi-family	1,540,766	66.91	1,213,390	72.97	1,056,806	70.26	982,828	68.23	732,791	59.74
Construction	106,187	4.61	50,497	3.04	70,867	4.71	64,008	4.44	73,497	5.99
Commercial business(1)	136,966	5.95	66,775	4.02	63,444	4.22	70,340	4.88	54,244	4.42
Home equity(2)	54,271	2.36	38,725	2.33	32,417	2.15	31,237	2.17	30,175	2.46
Consumer	726	0.03	1,183	0.07	1,269	0.08	2,365	0.16	2,178	0.18
Sub-total	2,052,116	89.12	1,553,114	93.41	1,366,884	90.86	1,267,943	88.01	1,017,527	82.95
Acquired loans initially recorded at fair value:
Residential one-to-four family	43,495	1.89	47,808	2.88	56,310	3.74	67,587	4.69	81,051	6.61
Commercial and multi-family	150,239	6.52	46,609	2.80	60,422	4.02	79,308	5.51	95,191	7.76
Construction	1,596	0.07	-	-	-	-	-	-	-	-
Commercial business(1)	27,373	1.19	4,057	0.24	4,460	0.30	4,281	0.30	6,381	0.52
Home equity(2)	18,376	0.80	8,955	0.54	13,877	0.92	18,851	1.31	22,698	1.85
Consumer	83	-	122	0.01	225	0.01	263	0.02	652	0.05
Sub-total	241,162	10.47	107,551	6.47	135,294	8.99	170,290	11.83	205,973	16.79
Acquired loans with deteriorated credit:
Residential one-to-four family	1,390	0.06	1,413	0.08	1,443	0.10	1,474	0.10	1,595	0.13
Commercial and multi-family	6,832	0.30	731	0.04	753	0.05	669	0.05	1,130	0.09
Commercial business(1)	854	0.04	-	-	-	-	167	0.01	369	0.03
Home equity(2)	248	0.01	-	-	-	-	71	-	82	0.01
Sub-total	9,324	0.41	2,144	0.12	2,196	0.15	2,381	0.16	3,176	0.26
Total Loans	2,302,602	100.00%	1,662,809	100.00%	1,504,374	100.00%	1,440,614	100.00%	1,226,676	100.00%
Less:
Deferred loan fees, net	1,751		1,757		2,006		2,454		2,675
Allowance for loan losses	22,359		17,375		17,209		18,042		16,151
Total loans, net	$2,278,492		$1,643,677		$1,485,159		$1,420,118		$1,207,850

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loan Maturities.  The following table sets forth the contractual maturity of our loan portfolio at December 31, 2018. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due After 5 Years	Total
	(In Thousands)
One- to four-family	$1,489	$1,243	$255,353	$258,085
Construction	62,431	30,073	15,279	107,783
Commercial business(1)	20,160	65,755	79,278	165,193
Commercial and multi-family	53,380	159,981	1,484,476	1,697,837
Home equity(2)	10,021	5,830	57,044	72,895
Consumer	424	184	201	809
Total amount due	$147,905	$263,066	$1,891,631	$2,302,602

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest.  The following table sets forth the dollar amount of all loans at December 31, 2018 that are due after December 31, 2019, and have fixed interest rates or that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family	$118,251	$138,345	$256,596
Construction	-	45,352	45,352
Commercial business(1)	21,912	123,121	145,033
Commercial and multi-family	193,907	1,450,550	1,644,457
Home equity(2)	21,577	41,297	62,874
Consumer	349	36	385
Total amount due	$355,996	$1,798,701	$2,154,697

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans.   Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings retail stores, shopping centers, warehouses, and other non-residential buildings. Loans secured by multi-family residential units are properties consisting of five or more residential units. The Bank offers fully amortizing loans on commercial and multi-family properties at loan amounts up to 75% of the appraised value of the property. Commercial and multi-family real estate loans are generally made at rates that adjust above the five year Federal Home Loan Bank of New York interest rate, with terms of up to 30 years. The Bank also offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. As of December 31, 2018, the Bank’s largest commercial real estate loan had an outstanding principal balance of $21.0 million. This loan is secured by an office/retail building located in Hoboken, NJ. This loan is performing in accordance with its terms at December 31, 2018.

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

Construction Loans. The Bank offers loans to finance the construction of various types of commercial and residential properties. Construction loans to builders generally are offered with terms of up to thirty months and interest rates tied to the prime rate plus a margin. These loans generally are offered as adjustable rate loans.  The Bank will originate construction loans to customers provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the construction and adherence to conditions established at the time the construction loan was first approved. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2018, the Bank’s largest construction loan has a borrowing capacity of $19.0 million, of which $8.2 million has been disbursed. This loan is performing in accordance with its terms at December 31, 2018.

Construction financing is generally considered to involve a higher degree of risk than commercial real estate loans or one-to-four family residential lending. To mitigate these risks the Bank will obtain a plan and cost review from a third party vendor to review the proposed construction budget in an effort to avoid cost overruns. The Bank also obtains multiple appraised values based upon various possible outcomes of the project. These values include “As Is,” “As Completed,” “As a Rental,” “As Sellout,” and “As a Bulk Sale.”

Commercial Business Loans. The Bank offers a variety of commercial business loans in forms of either lines of credit or term loans that are fully amortized. Lines of credit are typically utilized for working capital purposes. These loans are either revolving or non-revolving and provide loan terms between one to three years. The re-payment is generally interest only and the interest rate is adjustable based upon, the prime rate. Term loans are typically for purchasing a business or equipment for a business. Term loans have terms between five to twenty-five years and are fully amortizing. The interest rate is adjustable and tied to the five year Federal Home Loan Bank of New York rate. Commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income. These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. A commercial business loan may be secured by equipment, accounts receivable, inventory, chattel or other assets. As of December 31, 2018, the Bank’s largest commercial business loan is a revolving line of credit to a school district in Hudson County, NJ secured by plant, equipment, and accounts receivable. The borrowing capacity at December 31, 2018 was $15.0 million, of which no dollars have been dispersed. Additionally, the Bank has a Warehouse Line of Credit secured by commercial real estate with a borrowing capacity of $15.0 million at December 31, 2018, of which $12.2 million has been disbursed. This loan is performing in accordance with its terms at December 31, 2018.

Commercial business loans generally have higher rates and shorter terms than one to four family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”). Amongst other characteristics, SBA borrowers are often sound businesses, but may have lower equity funds to invest in their businesses, may be at an earlier stage of business development, or have other characteristics that may make them ineligible for conventional unguaranteed bank loans. There is a well-developed market for the sale of the guaranteed portion of SBA 7(a) loans.  During 2018, we originated approximately $26.1 million SBA loans, sold $20.2 million guaranteed portions, with a recognition of gains of approximately $1.93 million from the sale of such loans. As of December 31, 2018, the Bank’s largest SBA loan is secured by a hotel building located in Brooklyn, NY. The borrowing capacity is $4.9 million. This loan is performing in accordance with its terms at December 31, 2018.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas. We generally originate residential mortgage loans up to 80% loan-to-value at a maximum loan amount of $1.5 million and 75% loan-to-value at a maximum loan amount of $3.0 million for primary residences. The loan-to-value ratio is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan-to-value ratios up to 90%, provided the borrower obtains private mortgage insurance approval. We originate both fixed rate and adjustable rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30 year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2% above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long term fixed rate and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income. During 2018, 63 loans were sold for approximately $22.8 million in the secondary market and recognized gains of approximately $381,000 from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit. The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence or an investment property. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity lines of credit are offered with terms up to 30 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one to four family residential loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80% in a first lien position. At December 31, 2018, the outstanding balances of home equity loans and lines of credit totaled $72.9 million.

Consumer Loans. The Bank makes secured passbook, automobile and occasionally unsecured consumer loans. Consumer loans generally have terms between one and five years. They generally are made on a fixed rate basis, fully-amortizing.

Loan Approval Authority and Underwriting. The Bank’s Lending Policy has established lending limits for executive management. Two Officers with authority, one of which is a Senior Credit Officer and one Executive Officer, have authority to approve loan requests up to $2.5 million. Loan requests in excess of $2.5 million but not exceeding $4.0 million shall be presented to the Chairman of the Loan Committee. Loan requests exceeding $4.0 million shall be presented to the Bank’s Board of Directors Loan Committee, which shall be comprised of a quorum of the Bank’s Board of Directors.

Upon receipt of a completed loan application including all appropriate financial information from a prospective borrower, the Bank will conduct its due diligence analysis. Property valuations or appraisals are required for all real estate collateralized loans. Appraisals are prepared by a state certified independent appraiser approved by the Bank Board of Directors.

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2018, our outstanding loan origination commitments totaled $27.9 million, standby letters of credit totaled $3.1 million, undisbursed construction funds totaled $96.7 million, and undisbursed lines of credit funds totaled $112.2 million.

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

Non-Accrual Status.  Loans are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued until the loan has been returned to normal accrual.  At December 31, 2018, the Bank had $7.2 million in non-accruing loans. The largest exposure of non-performing loans was a commercial real estate loan with an outstanding principal balance of approximately $920,000 fully collateralized by a residential property.

Impairment Status.  A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced Bankruptcy plan. We have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is applied to principal. At December 31, 2018, we had 127 loans with carrying balance totaling $42.4 million which are classified as impaired and on which loan loss allowances totaling $2.2 million have been established.

Troubled Debt Restructuring. A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. A  TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but were not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. The total troubled debt restructured loans were $26.6 million at December 31, 2018.

The Bank had allocated $772,000 and $666,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2018, and December 31, 2017, respectively.

If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

Criticized and Classified Loans.  The Bank’s Lending Policy contains an internal rating system which evaluates the overall risk of a problem loan. When a loan is classified and determined to be impaired, the Bank may establish specific allowances for loan losses. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2018, the Bank reported $26.2 million in classified assets. The loans classified are represented by loans secured either by one-to-four family, commercial business, or commercial real estate.

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

The methodology includes the segregation of the loan portfolio into two divisions of performing loans and loans determined to be impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience with an adjustment for qualitative factors due to economic conditions in the market. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. As of December 31, 2018, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructurings of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the restructured loan. The Bank also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed, these estimates lack some element of precision.  Management must make estimates using assumptions and information that is often subjective and subject to change.

The following tables set forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2018				At December 31, 2017
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	5	$1,534	12	$3,369	6	$1,983	10	$4,011
Construction	-	-	-	-	-	-	-	-
Home equity (2)	4	109	11	90	6	539	6	51
Commercial and multi-family	4	377	19	7,000	2	887	3	850
Total	13	2,020	42	10,459	14	3,409	19	4,912
Commercial business (1)	-	-	36	1,201	3	640	6	103
Consumer	-	-	-	-	-	-	-	-
Total delinquent loans	13	$2,020	78	$11,660	17	$4,049	25	$5,015
Delinquent loans to total loans		0.09%		0.51%		0.24%		0.30%

	At December 31, 2016				At December 31, 2015
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	6	$1,478	19	$5,027	4	$1,097	21	$5,089
Construction	-	-	-	-	1	80	-	-
Home equity (2)	3	350	9	280	4	333	9	816
Commercial and multi-family	3	1,210	9	5,919	11	4,675	18	7,760
Total	12	3,038	37	11,226	20	6,185	48	13,665
Commercial business (1)	1	69	7	315	-	-	10	851
Consumer	-	-	1	6	-	-	-	-
Total delinquent loans	13	$3,107	45	$11,547	20	$6,185	58	$14,516
Delinquent loans to total loans		0.21%		0.77%		0.43%		1.01%

	At December 31, 2014
	60-90 Days		Greater Than 90 Days
	Number	Principal	Number	Principal
	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
One-to-four family residential	12	$4,096	10	$2,303
Construction	-	-	-	-
Home equity (2)	5	552	7	216
Commercial and multi-family	6	1,815	8	3,712
Total	23	6,463	25	6,231
Commercial business (1)	2	748	2	391
Consumer	1	9	-	-
Total delinquent loans	26	$7,220	27	$6,622
Delinquent loans to total loans		0.59%		0.54%

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

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family residential	$3,325	$4,917	$7,122	$8,195	$7,679
Construction	-	-	-	-	-
Home equity (2)	319	208	1,179	1,560	943
Commercial and multi-family	3,173	7,612	6,619	12,807	10,355
Commercial business (1)	404	299	726	885	627
Consumer	-	-	6	-	-
Total	7,221	13,036	15,652	23,447	19,604
Accruing loans delinquent more than 90 days:
One-to four-family residential	545	315	-	-	-
Construction	-	-	-	-	-
Home equity (2)	-	-	-	-	-
Commercial and multi-family	877	-	2,827	-	-
Commercial business (1)	-	-	-	-	-
Consumer	-	-	-	-	-
Total	1,422	315	2,827	-	-
Total non-performing loans	8,643	13,351	18,479	23,447	19,604
Foreclosed assets	1,333	532	3,525	1,564	3,485
Total non-performing assets	$9,976	$13,883	$22,004	$25,011	$23,089
Total non-performing assets as a percentage of total assets	0.37%	0.71%	1.29%	1.55%	1.77%
Total non-performing loans as a percentage of total loans	0.38%	0.80%	1.23%	1.63%	1.60%

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

There were $26.6 million of troubled debt restructured loans at December 31, 2018, of which $22.5 million were classified as accruing and $4.1 million were classified as non-accrual.

For the year ended December 31, 2018, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $1.0 million.  We received and recorded $1.1 million in interest income for loans which were returned to accruing status during the for the year ended December 31, 2018.

Non-accrual loans in the preceding table do not include loans acquired with deteriorated credit, which were recorded at fair value at acquisition and totaled $7.0 million at December 31, 2018 and $0 at December 31, 2017.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2018	2017	2016	2015	2014
		(Dollars in Thousands)
Balance at beginning of year	$17,375	$17,209	$18,042	$16,151	$14,342
Charge-offs:
One- to four-family residential	374	336	459	67	28
Construction	-	-	-	-	-
Commercial business(1)	15	1,553	163	279	208
Commercial and multi-family	-	190	405	10	1,143
Home equity(2)	15	54	54	106	56
Consumer	42	11	-	-	2
Total charge-offs	446	2,144	1,081	462	1,437
Recoveries	300	200	221	73	446
Net charge-offs	146	1,944	860	389	991
Provisions charge to operations	5,130	2,110	27	2,280	2,800
Ending balance	$22,359	$17,375	$17,209	$18,042	$16,151
Ratio of non-performing assets to total assets at the end of year	0.37%	0.71%	1.29%	1.55%	1.77%
Allowance for loan losses as a percent of total loans outstanding	0.97%	1.05%	1.14%	1.25%	1.32%
Ratio of net charge-offs during the year to total loans outstanding at end of the year	0.01%	0.12%	0.06%	0.03%	0.08%
Ratio of net charge-offs during the year to non-performing loans	1.69%	14.56%	4.65%	1.66%	5.06%

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

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$2,374	9.26%	$2,368	10.98%	$2,098	9.44%	$2,107	8.13%	$2,364	10.16%
Commercial and Multi-family	14,000	66.91	11,656	72.97	10,621	70.26	11,643	68.23	10,028	59.74
Construction	1,003	4.61	518	3.04	736	4.71	722	4.44	1,080	5.99
Commercial business(1)	3,869	5.95	2,018	4.02	3,079	4.22	1,749	4.88	876	4.42
Home equity(2)	313	2.36	338	2.33	374	2.15	369	2.17	333	2.46
Consumer	2	0.03	6	0.07	2	0.08	879	0.16	449	0.18
Unallocated	189	-	177	-	69	-	168	-	121	-
Sub-total:	$21,750	89.12	$17,081	93.41	$16,979	90.86	$17,637	88.01	$15,251	82.95
Acquired loans recorded at fair value:
Residential one-to-four family	$335	1.89	$242	2.88	$170	3.74	$270	4.69	$417	6.61
Commercial and Multi-family	-	6.52	-	2.80	-	4.02	17	5.51	102	7.76
Construction	-	0.07	-	-	-	-	-	-	-	-
Commercial business(1)	-	1.19	-	0.24	-	0.30	-	0.30	-	0.52
Home equity(2)	-	0.80	-	0.54	4	0.93	50	1.31	58	1.85
Consumer	-	-	-	0.01	-	-	-	0.02	-	0.05
Unallocated	-	-	-	-	-	-	-	-	-	-
Sub-total	$335	10.47	$242	6.47	$174	8.99	$337	11.83	$577	16.79
Acquired loans with deteriorated credit:
Residential one-to-four family	$39	0.06	$40	0.08	$43	0.10	$47	0.10	$64	0.13
Commercial and Multi-family	168	0.30	12	0.04	13	0.05	14	0.05	23	0.09
Construction	-	-	-	-	-	-	-	-	-	-
Commercial business(1)	64	0.04	-	-	-	-	4	0.01	233	0.03
Home equity(2)	3	0.01	-	-	-	-	3	-	3	0.01
Consumer	-	-	-	-	-	-	-	-	-	-
Unallocated	-	-	-	-	-	-	-	-	-	-
Sub-total:	$274	0.41	$52	0.12	$56	0.15	$68	0.16	$323	0.26
Total	$22,359	100.00%	$17,375	100.00%	$17,209	100.00%	$18,042	100.00%	$16,151	100.00%

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Investment Activities

Investment Securities. We are required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held-to-maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity may be classified as held-to-maturity and stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt and equity securities are classified as available for sale to serve principally as a source of liquidity.

As of December 31, 2018, there were no securities classified as held-to-maturity. We had $119.3 million in securities classified as available for sale, and no securities classified as trading. Securities classified as available for sale were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of securities classified as held-to-maturity or available for sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2018, management concluded that all unrealized losses were temporary in nature since they were related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Bank has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

As of December 31, 2018, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; (iv) municipal obligations, (v) equity securities (preferred stock); and (vi) certificates of deposit. The Board of Directors may authorize additional investments.

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

Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2018	2017	2016
	(In Thousands)
Securities available for sale:
Mortgage-backed securities	$115,640	$111,793	$82,472
Municipal obligations	3,695	2,502	6,961
Total debt securities available for sale	119,335	114,295	89,433
Equity investments	7,672	8,294	5,332
FHLB stock	13,405	10,211	9,306
Total investment securities	$140,412	$132,800	$104,071

Maturities and yields of Securities Portfolio.  The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2018 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments, the effects of possible prepayments, or equity investments, as these securities have no stated maturity.

	December 31, 2018
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield
	(Dollars in Thousands)
Mortgage-backed securities	$-	-%	$5,613	2.32%	$3,246	2.82%	$110,710	2.80%	$115,640	$119,569	2.78%
Municipal obligations	495	1.67	917	3.57	1,225	4.28	1,036	4.84	3,695	3,673	3.91
Total investment securities	$495	1.67%	$6,530	2.50%	$4,471	3.22%	$111,746	3.05%	$119,335	$123,242	3.02%

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2018 we had $248.0 million in brokered deposits, of which $72.8 million are  reciprocal and are not considered brokered deposits under recent regulatory reform.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2018		2017		2016
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)
Noninterest bearing accounts	-%	$263,960	-%	$201,043	-%	$183,821
Interest bearing checking	0.61	330,474	0.55	297,040	0.55	281,773
Savings and club accounts	0.17	260,547	0.15	258,632	0.15	260,121
Money market	1.21	221,898	0.85	148,022	0.66	125,614
Certificates of deposit	1.80	1,103,845	1.43	664,633	1.36	540,875
Total	1.25%	$2,180,724	0.79%	$1,569,370	0.77%	$1,392,204

__________

(1) Represents the average rate paid during the year.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Beginning of year	$1,569,370	$1,392,205	$1,273,929
Net deposits	590,959	165,260	107,736
Interest credited on deposit accounts	20,395	11,905	10,540
Total increase in deposit accounts	611,354	177,165	118,276
Ending balance	$2,180,724	$1,569,370	$1,392,205
Percent increase	38.96%	12.73%	9.28%

Time Deposits of $100,000 or More.  As of December 31, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $888.6 million.  The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2018
Maturity Period	(In Thousands)
Within three months	$226,231
Over three months through twelve months	420,840
Over twelve months	241,506
Total	$888,577

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$71,822	6.51%	$102,570	15.43%	$127,186	23.51%
1.00% - 1.99%	209,884	19.01	454,930	68.45	331,352	61.26
2.00% - 2.99%	771,682	69.91	105,849	15.93	82,267	15.21
3.00% - 3.99%	50,457	4.57	1,284	0.19	70	0.01
Total	$1,103,845	100.00%	$664,633	100.00%	$540,875	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2018.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total
	(In Thousands)
Interest rate:
0.00% - 0.99%	$60,808	$9,886	$1,078	$50	$71,822
1.00% - 1.99%	153,836	38,540	10,180	7,328	209,884
2.00% - 2.99%	528,884	167,351	50,926	24,521	771,682
3.00% - 3.99%	44,785	5,350	116	206	50,457
Total	$788,313	$221,127	$62,300	$32,105	$1,103,845

Borrowings.  The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the Federal Home Loan Bank of New York (“FHLB”). At December 31, 2018, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $1.337 billion, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50% of total assets is recalculated each quarter. Additionally, at December 31, 2018 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Bank’s option since June 17, 2009, and quarterly thereafter, and a fixed-to-floating rate 10-year subordinated debenture of $33.5 million.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Balance at end of year	$-	$-	$20,000
Average balance during year	$749	$1,016	$103
Maximum outstanding at any month end	$44,000	$35,000	$20,000
Weighted average interest rate at end of year	-%	-%	1.00%
Average interest rate during year	2.09%	1.02%	0.88%

Employees

At December 31, 2018, we had 365 full-time equivalent employees. None of our employees are represented by a collective bargaining group. We believe that our relationship with our employees is good.

Subsidiaries

We have five non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2018, this company held $127.0 million in securities. With the merger with Pamrapo Bancorp. Inc., we acquired Pamrapo Service Corporation which has been inactive since May 2010. BCB New York Management, Inc. was established in October 2012 for the purpose of holding and investing in various loan products and investing in securities. For the year ended December 31, 2018, there was no activity related to this subsidiary. As a part of the merger with IA Bancorp, the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC, both of which were inactive at December 31, 2018.

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

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.  In addition, the FRB raised the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year and now fully implemented at 2.5% on January 1, 2019.

Notwithstanding the foregoing, pursuant to the Regulatory Relief Act, the FDIC proposed a rule that establishes a community bank leverage ratio (tangible equity to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III.  Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized.  Until the FDIC’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.

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

As noted above, the Regulatory Relief Act has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once the FDIC’s rule is finalized. The FDIC’s proposed rule provides that the Bank will be well-capitalized with a community bank leverage ratio of 9% or greater, adequately capitalized with a community bank leverage ratio of 7.5% or greater, undercapitalized if the Bank’s community bank leverage ratio is less than 7.5% and greater than 6% and significantly undercapitalized if the Bank’s community bank leverage ratio is less than 6%. The definition of critically undercapitalized is unchanged from the current regulations.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more funded the increase. The FDIC indicated that the 1.35% ratio was exceeded in November, 2018. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

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

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5% the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations from  150 basis points to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO began to mature in 2017 and will continue to mature through 2019. For the year ended December 31, 2018, BCB Community Bank paid a FICO premium of approximately $59,000 and expects to pay a similar amount in 2019.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. BCB Community Bank’s latest FDIC CRA rating, dated June 30, 2018 was “satisfactory.”

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

Under the Exchange Act, the Company is required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ended December 31, 2018, the Company’s auditors are required to audit our internal control over financial reporting.

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

AVAILABILITY OF ANNUAL REPORT

Our Annual Report is available on our website, www.bcb.bank. We will also provide our Annual Report on Form 10-K free of charge to shareholders who request a copy in writing from the Corporate Secretary at 104-110 Avenue C, Bayonne, New Jersey 07002.

ITEM 1A. RISK FACTORS

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate.  These loans are riskier than loans secured by one- to four-family properties.

At December 31, 2018, $1.698 billion, or 73.74%, of our loan portfolio consisted of commercial and multi-family real estate loans.  We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

The Company has progressed on an organic branching initiative which is intended to mitigate the risk of our strong Hudson County concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through merger and acquisition activity. To this end, the Company opened seven branches in 2016 and one in February, 2019. The Company is planning on opening three branches within the next year.

We cannot be certain as to our ability to manage increased levels of assets and liabilities.  We may be required to make additional investments in equipment and personnel to manage higher asset levels and loans balances, which may adversely impact our efficiency ratio, earnings and stockholder returns.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2018, our allowance for loan losses totaled $22.4 million, representing 0.97% of total loans or 258.69% of non-performing loans.

While we have only been operating for 18 years, we have experienced significant growth in our loan portfolio, particularly our loans secured by commercial real estate.  Although we believe we have underwriting standards to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

At December 31, 2018, we had $26.2 million in classified loans of which none were classified as doubtful and none were classified as loss. We also had $13.2 million of loans that were classified as special mention. In addition, at that date we had $7.2 million in non-accruing loans, or 0.31% of total loans. We have adhered to stringent underwriting standards in the origination of our loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local or regional economy weaken, our asset quality may deteriorate resulting in losses to the Company.

Adverse events in New Jersey, where our business is generally concentrated, could adversely affect our results and future growth.

Our business, the location of our branches and the real estate collateralizing our real estate loans are generally concentrated in New Jersey and the New York metropolitan area. As a result, we are exposed to geographic risks. The occurrence of an economic downturn in New Jersey or the New York metropolitan area, or adverse changes in laws or regulations in New Jersey or the New York metropolitan area, could impact the credit quality of our assets, the business of our customers and our ability to expand our business.

Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area.  If the communities in which we operate do not grow or if prevailing economic conditions locally, regionally or nationally are unfavorable, our business may be negatively affected.  In addition, the economies of the communities in which we operate are substantially dependent on the growth of the economy in the State of New Jersey and the New York metropolitan area.  To the extent that economic conditions in New Jersey are unfavorable or do not continue to grow as projected, the economy in our market area would be adversely affected.  Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market area if they do occur.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2018, approximately 95% of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs.  Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2018 and 2017, our net interest income was $77.7 million and $61.9 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

If interest rates continue to rise, and if rates on our deposits and variable rate borrowings reprice upwards faster than the rates on our long-term loans and investments, we could experience compression of our interest rate spread, which would have a negative effect on our profitability.  Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk, as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Further, a prolonged period of exceptionally low market interest rates limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates.  Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. Also, our interest rate risk-modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

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

We intend to continue to build market share through de novo branching and expansion of our commercial real estate and multi-family lending capacity. Since January 1, 2015, we have opened nine de novo branches. Pursuant to our de novo branch expansion strategy, during the three years ended December 31, 2018 we hired 25 new full-time equivalent employees, primarily in the areas of business development, loan administration and customer service. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached.  Our expenses could be further increased if we encounter delays in the opening of a new branch.  Finally, our business expansion may not be successful after establishment of new branches.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

On April 17, 2018, we completed our merger with IA Bancorp, Inc. and its subsidiary Indus-American Bank headquartered in Edison, New Jersey. We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

•	finding suitable candidates for acquisition;
•	attracting funding to support additional growth within acceptable risk tolerances;
•	maintaining asset quality;
•	retaining customers and key personnel;
•	obtaining necessary regulatory approvals;
•	conducting adequate due diligence and managing known and unknown risks and uncertainties;
•	integrating acquired businesses; and
•	maintaining adequate regulatory capital.

The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized. Acquisitions will be subject to regulatory approvals, and we may be unable to obtain such approvals. Acquisitions of financial institutions also involve operational risks and uncertainties. Acquired companies may have unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire and to realize our attempts to eliminate redundancies. The integration process may also require significant time and attention from our management that they would otherwise be able to direct toward servicing existing business and developing new business. Acquisitions typically involve the payment of a premium over book and market trading values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition of a financial institution or service company, and the carrying amount of any goodwill that we acquire may be subject to impairment in future periods. Failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business, financial condition and results of operations.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity or constrain us from paying dividends or repurchasing shares.

The federal banking agencies have adopted a final rule implementing the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act. The final rule includes minimum risk-based capital and leverage ratios, which became effective for the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for calculating these ratios.

The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.50%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank has elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, now fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

Notwithstanding the foregoing, pursuant to The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, the FDIC proposed a rule that establishes a community bank leverage ratio (tangible equity to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to replace the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The FDIC’s proposed rule provides that the Bank will be well capitalized with a community bank leverage ratio of 9% or greater, adequately capitalized with a community bank leverage ratio of 7.5% or greater, undercapitalized if the Bank’s community bank leverage ratio is less than 7.5% and greater than 6% and significantly undercapitalized if the Bank’s community bank leverage ratio is less than 6%. The definition of critically undercapitalized is unchanged from the current regulations. Until the FDIC’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.

The application of more stringent capital requirements likely will result in lower returns on equity and could require raising additional capital in the future or result in regulatory actions if we are unable to comply with such requirements.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches and cyber-attacks), but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security.

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

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently and often are not recognized until launched against a target and may originate from less-regulated and remote areas of the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including through online and mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

The Bank’s reliance on brokered deposits could adversely affect its liquidity and operating results.

Among other sources of funds, we rely on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. On December 31, 2018, brokered deposits totaled $248.0 million, or approximately 11.37% of total deposits. The Bank’s primary source for brokered deposits is CDARS.  Of the $248.0 million in brokered deposits, $72.8 million are reciprocal and are not considered brokered deposits under recent regulatory reform.

Generally, brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Paying higher deposit rates to maintain or replace brokered deposits would adversely affect our net interest margin and operating results.

Strong competition within our market area may limit our growth and profitability.

Competition is intense within the banking and financial services industry in New Jersey and New York. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources, higher lending limits and offer services that we do not or cannot provide. This competition makes it more difficult for us to originate new loans and retain and attract new deposits. Price competition for loans may result in originating fewer loans or earning less on our loans.  Price competition for deposits may result in a reduction of our deposit base or paying more on our deposits.

We operate in a highly regulated environment, and we may be adversely affected by changes in federal, state and local laws and regulations.

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

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort, time and resources to continually strengthening our internal controls and ensuring compliance with complex accounting standards and banking regulations.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii), above, or 451.7% of our total capital at December 31, 2018. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

Our dividend policy may change without notice, and our future ability to pay dividends is also subject to regulatory restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. We are a holding company that conducts substantially all of our operations through the Bank. As a result, our ability to make dividend payments on our common stock will depend primarily upon the receipt of dividends and other distributions from the Bank.

Under New Jersey banking law, the Bank may pay a dividend to the Company provided that following the payment of the dividend the capital stock of the Bank will be unimpaired and the Bank will have a surplus of not less than 50% of its capital stock, or if not, the payment of such dividend will not reduce the surplus of the Bank.

Under New Jersey law, the Company may not make a distribution, if, after giving effect to the distribution, it would be unable to pay its debts as they become due in the usual course of business or if its total assets would be less than its liabilities.

Our current intention is to continue to pay a quarterly cash dividend of $0.14 per share. However, any declaration and payment of dividends on common stock will substantially depend upon our earnings and financial condition, liquidity and capital requirements, regulatory and state law restrictions, general economic conditions and regulatory climate and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank conducts its business through an executive office, two administrative offices, and 28 branch offices. 12 offices have drive-up facilities. The Bank has 35 automatic teller machines at its branch facilities and three other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2018. The total net book value of the Bank’s premises and equipment at December 31, 2018 was $20.3 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C, Bayonne, New Jersey	2003	$2,489
Administrative and Other Offices
591-597 Avenue C, Bayonne, New Jersey	2010	2,082
27 West 18th Street, Bayonne, New Jersey	2014	213	(1)
Branch Offices
860 Broadway, Bayonne, New Jersey	2000	736	(1)
510 Broadway, Bayonne, New Jersey	2003	259	(1)
401 Washington Street, Hoboken, New Jersey	2010	227	(1)
987 Broadway, Bayonne, New Jersey	2010	447
473 Spotswood Englishtown Rd., Monroe Township, New Jersey	2010	188	(1)
611 Avenue C, Bayonne, New Jersey	2010	1,488
181 Avenue A, Bayonne, New Jersey	2010	2,261
211 Washington St., Jersey City, New Jersey	2010	-	(1)
200 Valley Street, South Orange, New Jersey	2011	1,085
34 Main Street, Woodbridge, New Jersey	2011	2	(1)
1379 St. George Avenue, Colonia, New Jersey	2014	21	(1)
165 Passaic Avenue, Fairfield, New Jersey	2014	-	(1)
354 New Dorp Lane, Staten Island, New York	2015	356	(1)
190 Park Avenue, Rutherford, New Jersey	2015	336	(1)
1500 Forest Avenue, Staten Island, New York	2016	1,057	(1)
626 Laurel Avenue, Holmdel, New Jersey	2016	5	(1)
112 Talmadge Road, Edison, New Jersey	2016	36	(1)
734 Ridge Road, Lyndhurst, New Jersey	2016	190	(1)
2 Arnot Street, Lodi, New Jersey	2016	42	(1)
803 Roosevelt Avenue, Carteret, New Jersey	2016	614	(1)
2000 Morris Avenue, Union, New Jersey	2016	166	(1)
155 Maplewood Avenue, Maplewood, New Jersey	2018	456	(1)
1630 Oak Tree Road, Edison, New Jersey	2018	1,169	(1)
1452 Route 46 West, Parsippany, New Jersey	2018	432	(1)
781 Newark Avenue, Jersey City, New Jersey	2018	8	(1)
70 Broadway, Hicksville, New York	2018	44	(1)
10 Schalks Crossing Road, Plainsboro, New Jersey	2018	448	(1)

Net book value of properties		16,857
Furnishings and equipment		3,436	(2)
Total premises and equipment		$20,293

(1)	Leased property
(2)	Includes off-site ATMs

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2018, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”

The following table sets forth the high and low closing prices for the Company’s common stock for the periods indicated. As of December 31, 2018, there were 15,889,306 shares of the Company’s common stock outstanding. At March 1, 2019, the Company had approximately 2,500 stockholders of record.

Fiscal 2018	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2018	$13.82	$10.26	$0.14
Quarter Ended September 30, 2018	15.63	13.80	0.14
Quarter Ended June 30, 2018	15.90	14.45	0.14
Quarter Ended March 31, 2018	15.95	14.55	0.14
Fiscal 2017	High	Low	Cash Dividend Declared
Quarter Ended December 31, 2017	$14.90	$13.60	$0.14
Quarter Ended September 30, 2017	15.40	12.30	0.14
Quarter Ended June 30, 2017	16.00	15.15	0.14
Quarter Ended March 31, 2017	16.65	13.08	0.14

Please see “Item 1. Business—Bank Regulation—Dividends” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Compensation Plans

Set forth below is information as of December 31, 2018 regarding equity compensation plans that have been approved by shareholders. The Company has no equity based benefit plans that were not approved by shareholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(1)	Number of securities remaining available for issuance under plan
2011 Stock Option Plan	804,600	$11.42	95,400
2018 Equity Incentive Plan	300,000	$11.26	565,358
Equity compensation plans not approved by shareholders	—	—	—
Total	1,104,600	$11.36	660,758

_____________________________

(1)	The weighted average exercise price reflects the exercise prices ranging from $8.93-$13.32 per share for options granted under the 2011 Stock Option Plan and the 2018 Equity Incentive Plan.

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2014 through December 31, 2018, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, as repriced on the SNL Banks Index, and (c) the cumulative total return of the Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

BCB Bancorp, Inc.

Total Return Performance
BCB Bancorp, Inc.
NASDAQ Composite Index
SNL Bank Index
Index Value
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
BCB Bancorp, Inc.	100.00	90.88	84.63	111.43	129.13	96.99
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank Index	100.00	111.79	113.69	143.65	169.64	140.98

The Company had no stock repurchase plan during the fourth quarter of 2018.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The information, at December 31, 2018 and 2017 and for the three year period ended December 31, 2018, is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. that appear in this annual report on Form 10-K. The other years presented in these tables are derived from audited consolidated financial statements that do not appear in this annual report on Form 10-K.

	Selected financial condition data at December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Total assets	$2,674,731	$1,942,837	$1,708,208	$1,618,406	$1,301,900
Cash and cash equivalents	195,264	124,235	65,038	132,635	32,123
Securities available for sale	119,335	114,295	94,765	9,623	9,768
Equity investments	7,672	8,294	-	-	-
Loans receivable, net	2,278,492	1,643,677	1,485,159	1,420,118	1,207,850
Deposits	2,180,724	1,569,370	1,392,205	1,273,929	1,028,556
Borrowings	282,377	189,124	179,124	204,124	137,124
Stockholders’ equity	200,215	176,454	131,081	133,544	102,252

	Selected operating data for the year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except for per share amounts)
Net interest income	$77,681	$61,884	$55,060	$53,511	$49,888
Provision for loan losses	5,130	2,110	27	2,280	2,800
Non-interest income	7,960	7,483	6,123	7,065	3,958
Non-interest expense	56,266	47,044	47,895	46,452	38,409
Income tax expense	7,482	10,231	5,258	4,814	5,047
Net income	$16,763	$9,982	$8,003	$7,030	$7,590
Net income per share:
Basic	$1.02	$0.76	$0.63	$0.69	$0.81
Diluted	$1.01	$0.75	$0.63	$0.69	$0.81
Common Dividends declared per share	$0.56	$0.56	$0.56	$0.56	$0.54

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	At or for the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.70%	0.55%	0.47%	0.48%	0.61
Return on average stockholders’ equity (ratio of net income to average stockholders’
equity)	8.86	7.02	6.11	6.52	7.42
Non-interest income to average assets	0.33	0.41	0.36	0.48	0.32
Non-interest expense to average assets	2.34	2.57	2.81	3.15	3.09
Net interest rate spread during the year	3.08	3.32	3.14	3.50	3.94
Net interest margin (net interest income to average interest earning assets)	3.31	3.49	3.32	3.72	4.11
Ratio of average interest-earning assets to average interest-bearing liabilities	119.76	119.49	118.02	118.42	119.75
Cash dividend payout ratio	55.81	71.71	86.87	76.50	68.67
Asset Quality Ratios:
Non-performing loans to total loans at end of year	0.38	0.80	1.23	1.63	1.60
Non-performing assets to total assets at end of year	0.37	0.71	1.29	1.55	1.77
Allowance for loan losses to non-performing loans at end of year	258.69	130.14	93.67	76.95	82.39
Allowance for loan losses to total loans at end of year	0.97	1.05	1.14	1.25	1.32
Capital Ratios:
Stockholders’ equity to total assets at end of year	7.49	9.08	7.63	8.25	7.85
Average stockholders’ equity to average total assets	7.88	7.78	7.70	7.30	8.22
Tier 1 capital to average assets (1)	8.72	9.50	8.10	8.61	8.33
Tier 1 capital to risk weighted assets (1)	10.96	12.09	10.33	10.81	10.48

(1)	Ratios are for BCB Community Bank only.

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

Other-than-Temporary Impairment of Securities

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt Securities. Accordingly, temporary impairments are accounted for based upon the classification of the related securities as either available for sale or held to maturity. Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through Other Comprehensive Income (“OCI”) with offsetting entries adjusting the carrying value of the securities and the balance of deferred taxes. Conversely, the carrying values of held to maturity securities are not adjusted for temporary impairments. Information concerning the amount and duration of temporary impairments on both available for sale and held to maturity securities is generally disclosed in the notes to the consolidated financial statements.

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

On December 22, 2017 the Tax Cut and Jobs Act was signed into law. ASC 740 Income Taxes requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017. There were no adjustments to the deferred tax revaluation in 2018.

Financial Condition at December 31, 2018 and 2017

Total assets increased by $731.9 million, or 37.7 percent, to $2.675 billion at December 31, 2018 from $1.943 billion at December 31, 2017. The increase in total assets included the acquisition of IAB, which added approximately $221.6 million in assets.

Loans receivable, net increased by $634.8 million, or 38.6 percent, to $2.278 billion at December 31, 2018 from $1.644 billion at December 31, 2017. The increase in loans over the prior year resulted from the acquisition of IAB, which added $182.5 million in loans as of the merger date, as well as strong organic growth.  Total increases for 2018, including loans acquired from IAB, included $437.1 million in commercial real estate and multi-family loans, $94.4 million in commercial business loans, $57.3 million in construction loans, $26.3 million in residential one-to-four family loans, and $25.2 million in home equity loans. The allowance for loan losses increased $5.0 million to $22.4 million, or 309.6 percent of non-accruing loans and 0.97 percent of gross loans, at December 31, 2018 as compared to an allowance for loan losses of $17.4 million, or 133.3 percent of non-accruing loans and 1.05 percent of gross loans, a year ago.

Total cash and cash equivalents increased by $71.0 million, or 57.2 percent, to $195.3 million at December 31, 2018 from $124.2 million at December 31, 2017 primarily due to the Company’s strategy to further strengthen liquidity and its deposit base. Total investment securities increased by $4.4 million, or 3.6 percent, to $127.0 million at December 31, 2018 from $122.6 million at December 31, 2017, as the Company deployed excess cash to improve returns on interest-earning assets and for liquidity.

Deposit liabilities increased by $611.4 million, or 39.0 percent, to $2.181 billion at December 31, 2018 from $1.569 billion at December 31, 2017. The increases in deposit liabilities related to the acquisition of IAB, which added approximately $178.4 million to the balance of deposits as of the merger date, as well as the continued maturation of the seven branches opened in 2016 as a result of our organic growth initiative. Total increases for 2018, including deposits acquired from IAB, included $439.2 million in certificates of deposit, including listing service and brokered deposits, $62.9 million in non-interest bearing deposit accounts, $73.9 million in money market checking accounts, $33.4 million in NOW deposit accounts, and $1.9 million in savings and club accounts. Listing service and brokered certificates of deposit, which were used as additional sources of deposit liquidity to fund loan growth, totaled $36.9 million and $248.0 million, respectively, at December 31, 2018.

Debt obligations increased by $93.3 million, or 49.3 percent, to $282.4 million at December 31, 2018 from $189.1 million a year ago. The year-over-year increases were the net result of the issuance of new FHLB advances and scheduled maturities of FHLB advances, and the issuance of $33.5 million of subordinated debentures in a private placement in July 2018. The increase in FHLB borrowings reflected the use of long-term advances to augment deposits as the Company’s funding source for originating loans and investing in investment securities. The weighted average interest rate of FHLB advances was 2.18 percent at December 31, 2018. The issuance of subordinated debt was to maintain adequate capital ratios for further growth.

Stockholders’ equity increased by $23.8 million, or 13.5 percent, to $200.2 million at December 31, 2018 from $176.5 million a year ago. The increase in stockholders’ equity was primarily attributable to an increase in additional paid-in capital of $17.4 million from common stock and preferred stock issued as part of the acquisition of IAB. Retained earnings increased by $7.2 million to $38.4 million at December 31, 2018 from $31.2 million at December 31, 2017, due primarily to the increase in net income. Accumulated other comprehensive loss increased $1.9 million to $5.1 million at December 31, 2018 from $3.1 million a year ago as a result of the increase in market interest rates in 2018.

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

	At December 31, 2018		Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
	Actual Balance	Actual Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
			(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$2,300,851	4.96%	$2,060,187	$97,831	4.75%	$1,591,339	$73,355	4.61%	$1,449,816	$69,406	4.79%
Investment securities	140,412	2.53	142,343	3,761	2.64	104,520	2,904	2.78	38,893	1,217	3.13
Interest-earning deposits	177,029	1.88	142,867	3,505	2.45	77,399	1,312	1.70	169,121	732	0.43
Total interest-earning assets	2,618,292	4.63%	2,345,397	105,097	4.48%	1,773,258	77,571	4.37%	1,657,830	71,355	4.30%
Non-interest-earning assets	56,439		55,404			54,509			47,712
Total assets	2,674,731		2,400,801			1,827,767			1,705,542
Interest-bearing liabilities:
Interest-bearing demand accounts	330,474	0.74%	$334,156	$2,036	0.61%	$305,208	$1,666	0.55%	$284,271	$1,560	0.55%
Money market accounts	221,898	1.51	188,109	2,278	1.21	135,202	1,150	0.85	80,588	530	0.66
Savings accounts	260,547	0.18	262,745	444	0.17	263,500	397	0.15	255,232	379	0.15
Certificates of deposit	1,103,845	2.16	911,141	16,400	1.80	619,377	8,838	1.43	593,994	8,092	1.36
Total interest-bearing deposits	1,916,764	1.56	1,696,151	21,158	1.25	1,323,287	12,051	0.91	1,214,085	10,561	0.87
Borrowed funds	282,377	2.67%	262,227	6,258	2.39%	160,699	3,636	2.26%	190,613	5,734	3.01%
Total interest-bearing liabilities	2,199,141	1.71	1,958,378	27,416	1.40	1,483,986	15,687	1.06	1,404,698	16,295	1.16
Non-interest-bearing liabilities	239,862		253,301			201,651			169,763
Total liabilities	2,439,003		2,211,679			1,685,637			1,574,461
Stockholders' equity	235,728		189,122			142,130			131,081
Total liabilities and stockholders' equity	2,674,731		2,400,801			1,827,767			1,705,542
Net interest income				$77,681			61,884			55,060
Net interest rate spread		2.92%			3.08%			3.32%			3.14%
Net interest margin		3.20%			3.31%			3.49%			3.32%

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

	Years Ended December 31,
	2018 vs. 2017				2017 vs. 2016
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$21,612	$2,212	$652	$24,476	$6,775	$(2,575)	$(251)	$3,949
Investment securities	1,051	(142)	(52)	857	2,055	(137)	(231)	1,687
Interest-earning deposits	1,110	587	496	2,193	(397)	2,135	(1,158)	580
Total interest-earning assets	23,773	2,657	1,096	27,526	8,433	(577)	(1,640)	6,216
Interest expense:
Interest-bearing demand accounts	158	194	18	370	115	(9)	(1)	105
Money market deposits	450	486	190	1,126	359	156	106	621
Savings deposits	(1)	47	-	46	13	5	-	18
Certificates of Deposits	4,163	2,310	1,088	7,561	346	384	16	746
Borrowings	2,301	199	126	2,626	(900)	(1,421)	223	(2,098)
Total interest-bearing liabilities	7,071	3,236	1,422	11,729	(67)	(885)	344	(608)
Change in net interest income	$16,702	$(579)	$(326)	$15,797	$8,500	$308	$(1,984)	$6,824

Results of Operations for the Years Ended December 31, 2018 and 2017

Net income increased by $6.8 million, or 67.9 percent, to $16.8 million for the year ended December 31, 2018 from $10.0 million for the year ended December 31, 2017. The increase in net income was primarily related to an increase in total interest income, an increase in total non-interest income as well as a decrease in the income tax provision, partly offset by higher interest expense, a higher provision for loan losses, and higher non-interest expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Net interest income increased by $15.8 million, or 25.5 percent, to $77.7 million for the year ended December 31, 2018 from $61.9 million for the year ended December 31, 2017. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $572.1 million, or 32.3 percent, to $2.345 billion for the year ended December 31, 2018 from $1.773 billion for the year ended December 31, 2017. There was also an increase in the average yield on interest-earning assets of ten basis points to 4.48 percent for the year ended December 31, 2018 from 4.38 percent for the year ended December 31, 2017. Offsetting the growth in net interest income, was an increase in the average balance of interest-bearing liabilities of $474.4 million, or 32.0 percent, to $1.958 billion for the year ended December 31, 2018 from $1.484 billion for the year ended December 31, 2017, as well as an increase in the average rate on interest-bearing liabilities of 34 basis points to 1.40 percent for the year ended December 31, 2018 from 1.06 percent for the year ended December 31, 2017.

Interest income on loans receivable increased by $24.5 million, or 33.4 percent, to $97.8 million for the year ended December 31, 2018 from $73.4 million for the year ended December 31, 2017. The increase was primarily attributable to an increase in the average balance of loans receivable of $468.8 million, or 29.5 percent, to $2.060 billion for the year ended December 31, 2018 from $1.591 billion for the year ended December 31, 2017, as well as an increase in the average yield on loans of 14 basis points to 4.75 percent for the year ended December 31, 2018 from 4.61 percent for the year ended December 31, 2017. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the acquisition of IAB, while the increase in the average yield on loans related to the rising interest rate environment. Interest income on loans also included $1.7 million of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the year ended December 31, 2018, which added approximately 8 basis points to the average yield on interest earning assets on an annualized basis.

Interest income on securities increased by $857,000, or 29.5 percent, to $3.8 million for the year ended December 31, 2018 from $2.9 million for the year ended December 31, 2017. This increase was primarily due to an increase in the average balance of securities of $37.8 million, or 36.2 percent, to $142.3 million for the year ended December 31, 2018 from $104.5 million for the year ended December 31, 2017, offset by a decrease in the average yield on securities of 14 basis points to 2.64 percent for the year ended December 31, 2018 from 2.78 percent for the year ended December 31, 2017. The increase in the average balance of securities related to the Company’s strategy to further strengthen its liquidity position, while the decrease in the average yield on securities related to the mix of investments in the portfolio.

Interest income on other interest-earning assets increased by $2.2 million, or 167.1 percent to $3.5 million for the year ended December 31, 2018 from $1.3 million for the year ended December 31, 2017. This increase was primarily due to an increase in the average balance of other interest earning assets of $65.5 million, or 84.6 percent, to $142.9 million for the year ended December 31, 2018 from $77.4 million for the year ended December 31, 2017 as well as an increase in the average yield on other interest-earning assets of 75 basis points to 2.45 percent for the year ended December 31, 2018 from 1.70 percent for the year ended December 31, 2017. The increase in the average balance of other interest-earning assets was consistent with the Company’s strategy of maintaining strong levels of liquidity. The increase in the average yield on other interest-earning assets correlated to the increases in the fed funds rate that have occurred over the last 12 months.

Total interest expense increased by $11.7 million, or 74.8 percent, to $27.4 million for the year ended December 31, 2018 from $15.7 million for the year ended December 31, 2017. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $474.4 million, or 32.0 percent, to $1.958 billion for the year ended December 31, 2018 from $1.484 billion for the year ended December 31, 2017, as well as an increase in the average rate on interest-bearing liabilities of 34 basis points to 1.40 percent for the year ended December 31, 2018 from 1.06 percent for the year ended December 31, 2017. Interest expense was partly offset by $471,000 of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the year ended December 31, 2018, which added approximately two basis points to the average cost of funds on an annualized basis. Interest expense, related to the issuance of subordinated debt in July 2018, totaled $917,000 for the year ended December 31, 2018, which added approximately five basis points to the average cost of funds on an annualized basis.

Net interest margin was 3.31 percent for the year ended December 31, 2018 and 3.49 percent for the year ended December 31, 2017. The decrease in the net interest margin was the result of the rising interest rate environment, with the increase in the cost of funds outpacing the return on interest earning assets for the short term.

The provision for loan losses increased by $3.0 million, to $5.1 million for the year ended December 31, 2018 from $2.1 million for the year ended December 31, 2017, primarily due to the growth of the loan portfolio. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2018, the Company experienced $146,000 in net charge-offs compared to $1.9 million in net charge-offs for the year ended December 31, 2017. The Bank had non-accrual loans totaling $7.2 million, or 0.31 percent, of gross loans at December 31, 2018 as compared to $13.0 million, or 0.78 percent, of gross loans at December 31, 2017. The allowance for loan losses was $22.4 million, or 0.97 percent, of gross loans at December 31, 2018, and $17.4 million, or 1.05 percent, of gross loans at December 31, 2017. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at December 31, 2018 and December 31, 2017.

Total non-interest income increased by $477,000, or 6.4 percent, to $8.0 million for the year ended December 31, 2018 from $7.5 million for the year ended December 31, 2017. The increase in total non-interest income was mainly related to an increase in other non-interest income of $2.1 million to $2.5 million for the year ended December 31, 2018 from $343,000 for the year ended December 31, 2017, which was mainly attributed to $2.0 million received from a legal settlement in the first quarter of 2018. The increase in total non-interest income was partly offset by a decrease in the gains on sale of OREO properties of $1.6 million, which primarily related to the gain on the sale of one property in the year ended December 31, 2017.

Total non-interest expense increased by $9.2 million, or 19.6 percent, to $56.3 million for the year ended December 31, 2018 from $47.0 million for the year ended December 31, 2017. Merger-related costs increased by $1.6 million, to $2.4 million for the year ended December 31, 2018 from $802,000 for the year ended December 31, 2017. Salaries and employee benefits expense increased by $3.9 million, or 16.4 percent, to $27.6 million for the year ended December 31, 2018 from $23.7 million for the year ended December 31, 2017. Other non-interest expense increased by $2.2 million, or 35.2 percent, to $8.5 million for the year ended December 31, 2018 from $6.3 million for the year ended December 31, 2017. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses. Occupancy expense increased by $1.3 million, or 15.8 percent, to $9.6 million for the year ended December 31, 2018 from $8.3 million for the year ended December 31, 2017. Data processing expense increased by $628,000, or 22.9 percent, to $3.4 million for the year ended December 31, 2018 from $2.8 million for the year ended December 31, 2017.  The increase in total non-interest expense was partly offset by decreases in professional fees of $897,000, or 31.7 percent, to $1.9 million for the year ended December 31, 2018 from $2.8 million for the year ended December 31, 2017, primarily related to counsel fees and litigation expenses awarded to the plaintiff’s class counsel of $1.0 million in the matter of Kube v. Pamrapo Bancorp, Inc. et al in the prior year period. The increases in non-interest expense over the prior year were largely attributable to the inclusion of IAB expenses since the merger in April 2018.

The income tax provision decreased by $2.8 million, or 26.9 percent, to $7.5 million for the year ended December 31, 2018 from $10.2 million for the year ended December 31, 2017. The decrease in the income tax provision comes as a result of the lower tax rate as mandated by enactment of the Tax Cuts and Jobs Act of 2017, which lowered the federal corporate tax rate from 35 percent to 21 percent beginning in 2018, an additional provision of $2.2 million in the fourth quarter of 2017 to revalue the net deferred tax assets, partly offset by higher taxable income for the year ended December 31, 2018 as compared to that same period for 2017. The consolidated effective tax rate for the year ended December 31, 2018 was 30.9 percent compared to 50.6 percent for the year ended December 31, 2017.

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

Net interest income increased by $6.8 million, or 12.4 percent, to $61.9 million for the year ended December 31, 2017 from $55.1 million for the year ended December 31, 2016. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $115.4 million, or 7.0 percent, to $1.773 billion for the year ended December 31, 2017 from $1.658 billion for year ended December 31, 2016, as well as an increase in the average yield on interest-earning assets of 8 basis points to 4.38 percent for the year ended December 31, 2017 from 4.30 percent for the year ended December 31, 2016. The average balance of interest-bearing liabilities increased by $79.3 million, or 5.6 percent, to $1.484 billion for the year ended December 31, 2017 from $1.405 billion for the year ended December 31, 2016, and the average cost of interest bearing liabilities decreased by 10 basis points to 1.06 percent for year ended December 31, 2017 from 1.16 percent for the year ended December 31, 2016. The net interest margin was 3.49 percent for the year ended December 31, 2017, and 3.32 percent for the year ended December 31, 2016.

Interest income on loans receivable increased by $3.9 million, or 5.7 percent, to $73.4 million for the year ended December 31, 2017 from $69.4 million for the year ended December 31, 2016. The increase was primarily attributable to an increase in the average balance of loans receivable of $141.5 million, or 9.8 percent, to $1.591 billion for the year ended December 31, 2017 from $1.450 billion for the year ended December 31, 2016, partially offset by a decrease in the average yield on loans receivable to 4.61 percent for the year ended December 31, 2017 from 4.79 percent for the year ended December 31, 2016. The increase in the average balance of loans receivable was the result of our comprehensive loan growth strategy. The decrease in average yield on loans reflected the competitive price environment prevalent in the Company’s primary market area on loan facilities as well as the repricing downward of certain variable rate loans.

Interest income on securities increased by $1.7 million, or 138.6 percent, to $2.9 million for the year ended December 31, 2017 from $1.2 million for the year ended December 31, 2016. This increase was primarily due to an increase in the average balance of securities of $65.6 million, or 168.7 percent, to $104.5 million for the year ended December 31, 2017 from $38.9 million for the year ended December 31, 2016, partly offset by a decrease in the average yield of securities to 2.78 percent for the year ended December 31, 2017 from 3.13 percent for the year ended December 31, 2016.

Interest income on other interest-earning assets increased by $580,000, or 79.2 percent, to $1.3 million for the year ended December 31, 2017 from $732,000 for the year ended December 31, 2016. This increase was primarily due to an increase in the average yield on other interest-earning assets to 1.70 percent for the year ended December 31, 2017 from 0.43 percent for the year ended December 31, 2016, partially offset by a decrease in the average balance of other interest-earning assets of $91.7 million, or 54.2 percent, to $77.4 million for the year ended December 31, 2017 from $169.1 million for the year ended December 31, 2016.

Total interest expense decreased by $608,000, or 3.7 percent, to $15.7 million for the year ended December 31, 2017 from $16.3 million for the year ended December 31, 2016. The decrease resulted from an increase in the average balance of interest-bearing liabilities of $79.3 million, or 5.6 percent, to $1.484 billion for the year ended December 31, 2017 from $1.405 billion for the year ended December 31, 2016 offset by a decrease in the average cost of interest-bearing liabilities of 10 basis points to 1.06 percent for the year ended December 31, 2017 from 1.16 percent for the year ended December 31, 2016.

The provision for loan losses totaled $2.1 million and $27,000 for the years ended December 31, 2017 and 2016, respectively. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the activity and fluctuating balance of loans receivable, and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2017, the Company experienced $1.9 million in net charge-offs (consisting of $2.14 million in charge-offs and $200,000 in recoveries). During the year ended December 31, 2016, the Company experienced $860,000 in net charge-offs (consisting of $1.08 million in charge-offs and $221,000 in recoveries). The Company had non-performing loans totaling $13.4 million, or .80 percent, of gross loans at December 31, 2017 and $18.5 million, or 1.23 percent, of gross loans at December 31, 2016. The allowance for loan losses was $17.3 million, or 1.05 percent, of gross loans at December 31, 2017 as compared to $17.2 million, or 1.14 percent, of gross loans at December 31, 2016. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at both December 31, 2017 and December 31, 2016.

Total non-interest income increased by $1.4 million, or 22.2 percent, to $7.5 million for the year ended December 31, 2017 compared with $6.1 million for the year ended December 31, 2016. The increase was primarily attributable to income gained from the sales of other real estate owned properties of $1.6 million for the year ended December 31, 2017 with no comparable gain for the year ended December 31, 2016, a loss on a bulk sale of impaired loans held in the portfolio of $373,000 for the year ended December 31, 2016 with no comparable loss for the year ended December 31, 2017, a gain on sale of investment securities of $97,000 for the year ended December 31, 2017 with no comparable sale for the year ended December 31, 2016, and an increase in other non-interest income of $249,000, or 264.9 percent,  to $343,000 for the year ended December 31, 2017 from $94,000 for the year ended December 31, 2016. The increase in other non-interest income related to $237,000 of proceeds from a legal settlement in the second quarter of 2017. The increase in total non-interest income was partly offset by a decrease in gains on sales of loans of $969,000, or 29.1 percent, to $2.4 million for the year ended December 31, 2017 from $3.3 million for the year ended December 31, 2016. The sales of loans and other real estate owned properties is generally based on market conditions.

Total non-interest expense decreased by $851,000, or 1.8 percent, to $47.0 million for the year ended December 31, 2017 from $47.9 million for the year ended December 31, 2016. Salaries and employee benefits expense decreased by $1.6 million, or 6.2 percent, to $23.7 million for the year ended December 31, 2017 from $25.3 million for the year ended December 31, 2016. This decrease in both salaries and employee benefits was mainly attributable to a decrease of 51 full-time equivalent employees, or 14.0 percent, to 314 for the year ended December 31, 2017 from 365 for the year ended December 31, 2016. Advertising expense decreased by $1.2 million, or 73.0 percent, to $433,000 for the year ended December 31, 2017 from $1.6 million for the year ended December 31, 2016, partly related to advertising efforts with the opening of several de novo branches in 2016.  Regulatory assessment expense decreased by $441,000, or 28.1 percent, to $1.1 million for the year ended December 31, 2017 from $1.6 million for the year ended December 31, 2016, primarily related to lower FDIC rates.  Net other real estate owned (“OREO”) expense decreased by $75,000, or 33.9 percent, to $146,000 for the year ended December 31, 2017 from $221,000 for the year ended December 31, 2016. The decrease in total non-interest expense was partly offset by an increase in professional fees of $1.0 million, or 57.3 percent, to $2.8 million for the year ended December 31, 2017 from $1.8 million for the year ended December 31, 2016 and merger related costs of $802,000 for the year ended December 31, 2017 with no comparable figure for the year ended December 31, 2016.  The increase in professional fees primarily related to counsel fees and litigation expenses awarded to a plaintiff’s class counsel of $1.0 million in the matter of Kube v. Pamrapo Bancorp, Inc. et al. Data processing expense increased $148,000, or 5.7 percent, to $2.7 million for the year ended December 31, 2017 from $2.6 million for the year ended December 31, 2016. Occupancy and equipment expense increased by $106,000, or 1.3 percent, to $8.3 million for the year ended December 31, 2017 from $8.2 million for the year ended December 31, 2016. Director fees increased by $21,000, or 3.1 percent, to $691,000 for the year ended December 31, 2017 from $670,000 for the year ended December 31, 2016. The increase in Directors Fees primarily related to the addition of one new director to the Bank’s Board of Directors. Other non-interest expense increased by $295,000, or 4.9 percent, to $6.3 million for the year ended December 31, 2017 from $6.0 million for the year ended December 31, 2016. Other non-interest expense consists of loan expense, stationary, forms and printing, check printing, correspondent bank fees, telephone and communication, and other fees and expenses.

Income tax provision increased $5.0 million, or 94.6 percent, to $10.2 million for the year ended December 31, 2017 from $5.2 million for the year ended December 31, 2016. Of the total increase, $2.2 million related to remeasuring net deferred tax assets as required by GAAP due to the change in corporate tax rate from 35 percent to the lower 21 percent rate as a result of the Tax Cut and Jobs Act law enacted in December 2017. The consolidated effective tax rate for the year ended December 31, 2017 was 50.6 percent compared to 39.7 percent for the year ended December 31, 2016.

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

At December 31, 2018 and December 31, 2017, the Company had $0 in overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $282.4 million at December 31, 2018 as compared to $189.1 million at December 31, 2017.

The Company had the ability at December 31, 2018 to obtain additional funding from the FHLB of $206.7 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $788.3 million at December 31, 2018. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

At December 31, 2018 and December 31, 2017, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized”.

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

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments at December 31, 2018.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years
	(In Thousands)
Benefit Plans	$5,259	$605	$1,114	$1,084	$2,456
Borrowed money	282,377	50,000	118,000	77,800	36,577
Lease obligations	18,117	3,137	5,700	4,264	5,016
Certificates of deposit	1,103,845	788,313	283,427	30,886	1,219
Total	$1,409,598	$842,055	$408,241	$114,034	$45,268

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

Quantitative Analysis.  The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2018. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2018. The following sets forth the Company’s NPV as of December 31, 2018.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+300bp	$128,860	$(90,419)	(41.23)%	5.29%	(304)	bps
+200bp	158,342	(60,937)	(27.79)	6.34	(199)	bps
+100bp	191,425	(27,854)	(12.70)	7.46	(87)	bps
PAR	219,279	-	-	8.33	-	bps
-100bp	238,388	19,109	8.71	8.84	51	bps

_________

bp-basis points

The table above indicates that at December 31, 2018, in the event of a 100 basis point increase in interest rates, we would experience a 12.70% decrease in NPV, as compared to an 8.78% decrease at December 31, 2017.

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

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BCB Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of BCB Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 18, 2019

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BCB Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BCB Bancorp Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 13, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 18, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BCB Bancorp, Inc.

We have audited the accompanying consolidated statement of financial condition of BCB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Iselin, New Jersey

March 6, 2018

	December 31,
	2018	2017
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$18,970	$16,460
Interest-earning deposits	176,294	107,775
Total cash and cash equivalents	195,264	124,235

Interest-earning time deposits	735	980
Debt securities available for sale	119,335	114,295
Equity investments	7,672	8,294
Loans held for sale	1,153	1,295
Loans receivable, net of allowance for loan losses of $22,359 and
$17,375, respectively	2,278,492	1,643,677
Federal Home Loan Bank of New York stock, at cost	13,405	10,211
Premises and equipment, net	20,293	18,768
Accrued interest receivable	8,378	6,153
Other real estate owned	1,333	532
Deferred income taxes	13,601	5,144
Goodwill and other intangibles	5,604	-
Other assets	9,466	9,253
Total Assets	$2,674,731	$1,942,837

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$263,960	$201,043
Interest bearing deposits	1,916,764	1,368,327
Total deposits	2,180,724	1,569,370
FHLB Advances	245,800	185,000
Subordinated debentures	36,577	4,124
Other liabilities	11,415	7,889
Total Liabilities	2,474,516	1,766,383

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 7,807 shares of series C 6% and series D 4.5%, (liquidation value $10,000 per share)
and Series F 6% (liquidation value $1,000 per share), noncumulative perpetual convertible preferred stock at
December 31, 2018 and 1,342 shares of series C 6% and series D 4.5% (liquidation value $10,000 per share)
noncumulative perpetual preferred stock at December 31, 2017	-	-
Additional paid-in capital preferred stock	19,706	13,241
Common stock: no par value; 20,000,000 shares authorized, issued 18,352,748 and 17,572,942 at December 31, 2018 and December 31, 2017, respectively, outstanding 15,889,306 shares and 15,042,179
shares, at December 31, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital common stock	175,500	164,230
Retained earnings	38,405	31,241
Accumulated other comprehensive (loss)	(5,076)	(3,142)
Treasury stock, at cost, 2,463,442 and 2,530,763 shares at December 31, 2018 and December 31, 2017, respectively	(28,320)	(29,116)
Total Stockholders' Equity	200,215	176,454

Total Liabilities and Stockholders' Equity	$2,674,731	$1,942,837

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands, Except for Per Share Data)
Interest and dividend income:
Loans, including fees	$97,831	$73,355	$69,406
Mortgage-backed securities	3,154	2,360	1,198
Municipal bonds and other debt	607	544	19
FHLB stock dividends and other interest earning assets	3,505	1,312	732
Total interest and dividend income	105,097	77,571	71,355
Interest expense:
Deposits:
Demand	4,314	2,816	2,090
Savings and club	444	397	379
Certificates of deposit	16,400	8,838	8,092
	21,158	12,051	10,561
Borrowings	6,258	3,636	5,734
Total interest expense	27,416	15,687	16,295
Net interest income	77,681	61,884	55,060
Provision for loan losses	5,130	2,110	27
Net interest income, after provision for loan losses	72,551	59,774	55,033
Non-interest income:
Fees and service charges	3,785	3,101	3,076
Gain on sales of loans	2,333	2,357	3,326
Loss on bulk sale of impaired loans held in portfolio	(24)	-	(373)
Gain on sales of other real estate owned	30	1,585	-
Gain on sale of investment securities available for sale	-	97	-
Unrealized loss on equity investments	(622)	-	-
Other	2,458	343	94
Total non-interest income	7,960	7,483	6,123
Non-interest expense:
Salaries and employee benefits	27,590	23,706	25,277
Occupancy and equipment	9,579	8,274	8,168
Data processing service fees	3,375	2,747	2,599
Professional fees	1,937	2,834	1,802
Director fees	752	691	670
Regulatory assessments	1,435	1,127	1,568
Advertising and promotional	422	433	1,601
Other real estate owned, net	272	146	221
Merger related expenses	2,408	802	-
Other	8,496	6,284	5,989
Total non-interest expense	56,266	47,044	47,895
Income before income tax provision	24,245	20,213	13,261
Income tax provision	7,482	10,231	5,258
Net Income	$16,763	$9,982	$8,003
Preferred stock dividends	953	614	936
Net Income available to common stockholders	$15,810	$9,368	$7,067
Net Income per common share-basic and diluted
Basic	$1.02	$0.76	$0.63
Diluted	$1.01	$0.75	$0.63
Weighted average number of common shares outstanding
Basic	15,567	12,403	11,238
Diluted	15,661	12,508	11,251

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Net Income	$16,763	$9,982	$8,003
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(1,643)	2,294	(4,350)
Income tax benefit (expense)	329	(937)	1,777
Other comprehensive (loss) income on available-for-sale securities	(1,314)	1,357	(2,573)
Benefit Plans:
Actuarial (loss) gain	(702)	(146)	533
Income tax benefit (expense)	208	60	(218)
Other comprehensive (loss) income on benefit plans	(494)	(86)	315
Total other comprehensive (loss) income	(1,808)	1,271	(2,258)
Comprehensive income	$14,955	$11,253	$5,745

See accompanying notes to consolidated financial statements.

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In Thousands, Except Per Share Data)
Balance at January 1, 2016	$-	$-	$136,856	$27,382	$(29,096)	$(1,598)	$133,544
Redemption of Series A Preferred Stock	-	-	(1,710)	-	-	-	(1,710)
Stock-based compensation expense	-	-	125	-	-	-	125
Treasury Stock Purchases (600 shares)	-	-	-	-	(7)	-	(7)
Dividends payable on Series A, B and C 6%	-	-
noncumulative perpetual preferred stock			-	(936)	-	-	(936)
Cash dividends on common stock ($0.14 per share)	-	-	-	(6,016)	-	-	(6,016)
Dividend Reinvestment Plan	-	-	274	(274)	-	-	-
Stock Purchase Plan	-	-	336	-	-	-	336
Net income	-	-	-	8,003	-	-	8,003
Other comprehensive loss	-	-	-	-	-	(2,258)	(2,258)

Balance at December 31, 2016	$-	$-	$135,881	$28,159	$(29,103)	$(3,856)	$131,081

Issuance of Common Stock	-	-	42,759	-	-	-	42,759
Redemption of Series A and B Preferred Stock	-	-	(11,720)	-	-	-	(11,720)
Issuance of Series D Preferred Stock	-	-	9,497	-	-	-	9,497
Exercise of Stock Options	-	-	2	-	-	-	2
Stock-based compensation expense	-	-	199	-	-	-	199
Treasury Stock Purchases (900 shares)	-	-	-	-	(13)	-	(13)
Dividends payable on Series C 6% and Series D
4.5% noncumulative perpetual preferred stock	-	-	-	(614)	-	-	(614)
Cash dividends on common stock ($0.14 per share)	-	-	-	(6,544)	-	-	(6,544)
Dividend Reinvestment Plan	-	-	299	(299)	-	-	-
Stock Purchase Plan	-	-	554	-	-	-	554
Net income	-	-	-	9,982	-	-	9,982
Reclassification due to the adoption of ASU							-
No. 2018-02	-	-	-	557	-	(557)	-
Other comprehensive income	-	-	-	-	-	1,271	1,271

Balance at December 31, 2017	$-	$-	$177,471	$31,241	$(29,116)	$(3,142)	$176,454

Acquisition of IA Bancorp	-	-	17,405	-	-	-	17,405
Exercise of Stock Options (3,400 shares)	-	-	38	-	-	-	38
Stock-based compensation expense	-	-	251	-	-	-	251
Dividends payable on Series C 6%, Series D
4.5%, and Series F 6% noncumulative perpetual preferred stock	-	-	-	(953)	-	-	(953)
Cash dividends on common stock ($0.14 per share)	-	-	-	(8,402)	-	-	(8,402)
Dividend Reinvestment Plan	-	-	332	(332)	-	-	-
Stock Purchase Plan	-	-	467	-	-	-	467
Treasury stock allocated to restricted stock plan (67,321 shares)			(758)	(38)	796	-	-
Net income	-	-	-	16,763	-	-	16,763
Adoption of ASU 2018-01	-	-	-	126	-	(126)	-
Other comprehensive loss	-	-	-	-	-	(1,808)	(1,808)

Ending balance at December 31, 2018	$-	$-	$195,206	$38,405	$(28,320)	$(5,076)	$200,215

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2018	2017	2016
Cash flows from Operating Activities :	(In Thousands)
Net income	$16,763	$9,982	$8,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,766	2,522	2,422
Amortization and accretion, net	(2,941)	(1,458)	(1,805)
Provision for loan losses	5,130	2,110	27
Deferred income tax (benefit)	(2,075)	3,932	1,487
Loans originated for sale	(22,615)	(25,751)	(39,081)
Proceeds from sale of loans	45,276	30,966	40,237
Gain on sales of loans originated for sale	(2,333)	(2,357)	(3,326)
Fair value adjustment of other real estate owned	101	85	278
Gain on sales of securities available for sale	-	(97)	-
Unrealized loss on equity investments	622	-	-
Gain from sales of other real estate owned	(30)	(1,585)	-
Loss on bulk sale of impaired loans held in portfolio	24	-	373
Stock-based compensation expense	251	199	125
(Increase) decrease in accrued interest receivable	(1,765)	(580)	22
Decrease (increase) in other assets	1,275	1,121	(1,043)
Increase (decrease) in accrued interest payable	1,770	(34)	(228)
(Decrease) increase in other liabilities	(2,191)	1,979	(250)
Net Cash Provided by Operating Activities	40,028	21,034	7,241
Cash flows from Investing Activities:
Proceeds from repayments, calls and maturities on securities available for sale	23,285	28,083	6,158
Purchases of securities available for sale	(16,370)	(75,074)	(95,722)
Sale of interest-earning time deposits	245	-	258
Proceeds from sales of securities available for sale	-	21,165	-
Proceeds from sales of other real estate owned	1,156	5,767	1,146
Proceeds from bulk sale of impaired loans held in portfolio	250	-	1,817
Net increase in loans receivable	(476,219)	(160,051)	(68,766)
Additions to premises and equipment	(1,567)	(1,908)	(6,077)
(Purchase) sale of Federal Home Loan Bank of New York stock	(2,031)	(905)	1,405
Cash acquired in acquisition	7,597	-	-
Cash paid in acquisition	(2,550)	-	-
Net Cash Used In Investing Activities	(466,204)	(182,923)	(159,781)
Cash flows from Financing Activities:
Net increase in deposits	432,918	177,165	118,276
Proceeds from Federal Home Loan Bank of New York Advances	175,800	85,000	10,000
Repayments of Federal Home Loan Bank of New York Advances	(135,000)	(55,000)	(55,000)
Net change in short term debt	-	(20,000)	20,000
(Purchase) of treasury stock	-	(13)	(7)
Cash dividends paid on common stock	(8,402)	(6,544)	(6,016)
Cash dividends paid on preferred stock	(953)	(614)	(936)
Net proceeds from issuance of common stock	467	43,314	336
Redemption of preferred stock	-	(11,720)	-
Net proceeds from issuance (redemption) of preferred stock	-	9,496	(1,710)
Net proceeds from issuance of subordinated debt	32,337	-	-
Exercise of stock options	38	2	-
Net Cash Provided By Financing Activities	497,205	221,086	84,943
Net Increase (Decrease) in Cash and Cash Equivalents	71,029	59,197	(67,597)
Cash and Cash Equivalents-Beginning	124,235	65,038	132,635
Cash and Cash Equivalents-Ending	$195,264	$124,235	$65,038

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$9,163	$4,289	$5,317
Interest	$25,645	$15,722	$16,523
Acquisition of IA Bancorp
Fair value for non-cash assets other than goodwill acquired in purchase transaction	216,318	-	-
Fair value for liabilities assumed in purchase transaction	201,595	-	-
Goodwill related to acquisition	5,232	-	-
Common stock issued	9,252	-	-
Non-cash items:
Transfer of loans to other real estate owned	$1,700	$1,274	$3,227

See accompanying notes to consolidated financial statements.

Note 1 - Organization and Stock Offerings

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the NASDAQ Global Market and trades under the symbol “BCBP”.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey commercial bank which, as of December 31, 2018, operated at twenty-eight locations in Bayonne, Carteret, Colonia, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lodi, Lyndhurst, Maplewood, Monroe Township, Parsippany, Plainsboro, South Orange, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. Pamrapo Service Corporation was organized in 1975 under New Jersey law to engage in the purchase and sale of real estate. In the 1990’s, the Pamrapo Service Corporation was engaged in the business of selling non-financial products, (annuities, mutual funds and stocks) to the public. The Pamrapo Service Corporation has been inactive since May 2010. BCB New York Management, Inc. (the “New York Management Company”) was organized in October 2012 under New York law as a New York investment company primarily to hold various loan products, investment and mortgage-backed securities. New York Management Company has been inactive since 2012. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC, both of which were inactive at December 31, 2018.

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

In March and April 2017, the Company closed a private placement of Series D Noncumulative Perpetual Preferred Stock, resulting in the issuance of 954 shares of Series D 4.5% Noncumulative Perpetual Preferred Shares for gross proceeds of $9.54 million. The costs associated with the private placement were approximately $42,500. The shares issued are callable by the Company after January 1, 2020, at $10,000 per share (liquidation preference value). There is no ability to convert the preferred shares to common shares. Dividends on the preferred shares, if and when declared, will be paid quarterly in arrears.

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

In January and February 2017, the Company exercised its option to call all of its outstanding Series A and Series B Noncumulative Perpetual Preferred Stock, resulting in an aggregate redemption price of approximately $11.7 million.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements which include the accounts of the Company and its wholly-owned subsidiaries, the Bank, the New Jersey Investment Company, the New York Management Company and Pamrapo Service Corporation, Special Asset REO 1, LLC, and Special Asset REO 2, LLC have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).. All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods then ended. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the identification of other-than-temporary impairment of securities, and the determination as to whether deferred tax assets are realizable. Management believes that the allowance for loan losses is adequate; no securities in unrealized loss positions are other-than-temporarily impaired; net deferred tax assets have been reduced to an amount which is more-likely-than-not realizable, and the fair values of financial instruments are appropriate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Management’s assessment regarding impairment of securities is based on future projections of cash flow which are subject to change. The realizability of deferred tax assets is partially based on projections of future taxable income, which is subject to change. The determination of fair value requires the use of various inputs which are subject to frequent and ongoing changes.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2018 and the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-earning deposits in other banks having original maturities of three months or less.

Debt Securities Available for Sale and Held to Maturity

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt securities not classified as trading securities or as held to maturity securities are classified as available for sale securities (“AFS”) and reported at fair value, with unrealized holding gains or losses, net of applicable deferred income taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Other-than-temporary impairments are accounted for based upon several considerations. First, impairments on debt securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in operations. If neither of these conditions regarding the likelihood of the sale of debt securities are applicable, then the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related, other-than-temporary impairments are recognized in earnings and noncredit-related, other-than-temporary impairments are recognized, net of deferred taxes, in OCI.

Discounts on securities are amortized/accreted to maturity using the interest method. Premiums on securities are amortized to maturity or the earliest call date for callable securities using the interest method. Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, are recognized in the consolidated financial statements when earned.

Loans Held For Sale

Loans held for sale consist primarily of residential mortgage loans intended for sale and are carried at the lower of cost or estimated fair market value using the aggregate method. These loans are generally sold with servicing rights released. Gains and losses recognized on loan sales are based upon the cash proceeds received and the cost of the related loans sold.

Note 2 - Summary of Significant Accounting Policies  (continued)

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

Purchase Credit-Impaired (“PCI”) loans are loans acquired at a discount, due in part to credit quality.  PCI loans are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, and are initially recorded at fair value. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

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

Impaired loans and performing TDRs are analyzed on an individual basis for collateral impairment or are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated individually. The Bank does not aggregate such loans for evaluation purposes.

When a loan is placed on nonaccrual status, a payment is applied to principal under the cost recovery method. Interest income on nonaccrual loans is recognized on a cash basis.

Note 2 - Summary of Significant Accounting Policies  (continued)

Concentration of Risk

Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist of cash and cash equivalents, investment and mortgage-backed securities and loans.

Cash and cash equivalents include amounts placed with highly rated financial institutions. Securities include securities backed by the U.S. Government and other highly rated instruments. The Bank’s lending activity is primarily concentrated in loans collateralized by real estate in the State of New Jersey and the New York metropolitan area As a result, credit risk related to loans is broadly dependent on the real estate market and general economic conditions in the area.

Premises and Equipment

Land is carried at cost. Buildings, building improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost less accumulated depreciation and amortization. Significant renovations and additions are charged to the property and equipment account. Maintenance and repairs are charged to expense in the period incurred. Depreciation charges are computed on the straight-line method over the following estimated useful lives of each type of asset.

Years
Buildings	40
Building improvements	7 - 40
Furniture, fixtures and equipment	3 - 5
Leasehold improvements	Shorter of useful life or term of lease

Federal Home Loan Bank (“FHLB”) of New York Stock

Federal law requires a member institution of the FHLB system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. Such stock is carried at cost.

Management evaluates the FHLB of New York stock for impairment in accordance with guidance on accounting by entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB of New York as compared to the capital stock amount for the FHLB of New York and the length of time this situation has persisted, (2) commitments by the FHLB of New York to make dividend payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB of New York, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB of New York.

No impairment charges were recorded related to the FHLB of New York stock during 2018, 2017, or 2016.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2018, the Bank owned four properties totaling $1.3 million. At December 31, 2017, the Bank owned four properties totaling $532,000.

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to make loans primarily secured by real estate and to purchase securities. The potential for interest-rate risk exists as a result of the difference in duration of the Bank’s interest-sensitive liabilities compared to its interest-sensitive assets. For this reason, management regularly monitors the maturity structure of the Bank’s interest-earning assets and interest-bearing liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

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

On December 22, 2017 the Tax Cut and Jobs Act was signed into law. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) ASC 740 Income Taxes requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017.

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes (continued)

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. The Company did not recognize any interest and penalties for the years ended December 31, 2018,  2017 or 2016.  The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2017,  2016, and 2015. The tax years subject to examination by the State taxing authority are the years ended December 31, 2017,  2016,  2015, and 2014. The Company was notified by the IRS in January 2017 that its 2014 consolidated income tax return was selected for examination, which began in March 2017. The IRS issued its final report in the first quarter of 2018, with a nominal assessment.

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the years ended December 31, 2018,  2017 and 2016, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the years ended December 31, 2018,  2017 and 2016, the weighted average number of outstanding options and convertible preferred shares considered to be anti-dilutive was 318,500,  799,300,  and 418,500,  respectively.

	For the Year Ended December 31,
	2018			2017
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data
Net income	$16,763			$9,982
Basic earnings per share-
Income available to
Common stockholders	$15,810	15,567	$1.02	$9,368	12,403	$0.76
Effect of dilutive securities:
Stock options		94			105
Diluted earnings per share-
Income (loss) available to
Common stockholders	$15,810	15,661	$1.01	$9,368	12,508	$0.75

Stock-Based Compensation Plans

The Company, under plans approved by its stockholders in 2018, 2011, 2003 and 2002, has granted stock options to employees and outside directors. See note 12 for additional information as to option grants. Compensation expense recognized for option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to options granted are estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility using the respective options’ expected term. The Company used the mid-point of the original vesting period and original option life to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of option awards, which have graded vesting, on a straight-line basis.

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Reclassification

Certain amounts as of and for the years ended December 31, 2017 and 2016 have been reclassified to conform to the current year’s presentation. These changes had  no effect on the Company’s consolidated results of operations or financial position.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company recorded a cumulative effect adjustment to the balance sheet as of January 1, 2018 in the amount of $126,000, representing the unrealized gain of $175,000 at December 31, 2017 net of taxes of $49,000. For the year ended December 31, 2018, the Company recorded a loss to the income statement in the amount of $622,000. In addition to the change noted above, adoption of this standard will impact the fair value disclosures included in Note 19.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance became effective for the Company on January 1, 2019, and the standard will be applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company anticipates recording a right-of-use asset and lease liability of $15.0 million upon adoption of the provisions of this update. The right-of-use asset and lease liability will be included in other assets and other liabilities, respectively, on the Company’s consolidated statement of condition. The Company does not anticipate a significant impact to its consolidated statements of income as a result of the adoption of the provisions of this update.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements. The amendments are effective for the Company in 2020. The Company has begun evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations. The effect of this change cannot be ascertained at this point, and will depend upon factors including asset components, asset quality and market conditions at the adoption date.

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). This ASU’s objective is to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies (Continued)

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and to apply the guidance therein except for specific guidance on inputs to an option pricing model and the attribution of cost; i.e., the period of time over which share-based payment awards vest and the pattern of cost recognition over that period. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods and services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted if the entity has already adopted Topic 606. Upon adoption, an entity should remeasure liability-classified awards that have not been settled at date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the first day of the fiscal year of adoption. Upon transition, an entity should measure these nonemployee awards at fair value as of the adoption date but must not remeasure assets that are completed. The Company currently applies the guidance of Topic 718 to its accounting for share-based payment awards to its Board of Directors, and, therefore, does not expect ASU 2018-07 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 3 - Related Party Transactions

The Bank leases a property from New Bay LLC (“New Bay”), a limited liability company 100% owned by a majority of the Directors of the Bank and the Company. In conjunction with the lease, New Bay substantially removed the pre-existing structure on the site and constructed a new building suitable to the Bank for its banking operations. Under the terms of the lease, the cost of this project was reimbursed to New Bay by the Bank. The amount reimbursed, which occurred during the year 2000, was $943,000, and is included in property and equipment under the caption “Building and improvements” (see Note 6).

On May 1, 2006, the Bank renegotiated the lease to a twenty-five year term. The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the Consolidated Statements of Operations for 2018, 2017, and 2016, within occupancy expense. The rent is to be adjusted every five years thereafter at the fair market rental value at the end of each preceding five year period. The Bank expects to pay New Bay $165,000 for the year 2019.

On February 8, 2012, the Bank entered into a two year lease, which has been extended, for a warehouse with a Director of the Bank. The purpose of the lease is to store documents, consumable supplies, equipment, and furniture not currently in use by the Bank. The Bank paid $20,400 a year, which is reflected in the Consolidated Statement of Operations for 2018, 2017 and 2016 within occupancy expense. The Bank expects to pay $20,400 for the year 2019.

The Bank leases a property in Woodbridge, New Jersey from ACB Development LLC, a portion of which is owned by one Director of the Bank and the Company. Payments under the lease currently total $10,696 per month. The Bank paid $180,867,  $173,207, and $172,352 in rent in the years 2018, 2017 and 2016, which is reflected in the Consolidated Statement of Operations for 2018, 2017 and 2016 within occupancy expense. The Bank expects to pay $74,872 for the year 2019.

On March 6, 2014, the Bank entered into a ten year lease of property in Rutherford, New Jersey with 190 Park Avenue, LLC, which is owned by two Directors of the Bank and the Company. The rent is $6,877 per month and lease payments of $91,122,  $92,635 and $33,350 were made in years 2018, 2017 and 2016, which is reflected in the 2018, 2017, and 2016 Consolidated Statement of Operations within occupancy expense. The Bank expects to pay $82,525 for the year 2019.

On May 12, 2016, the Bank entered into a 5 year lease of property in Lyndhurst, New Jersey with 734 Ridge Realty, LLC, which is owned by two Directors of the Bank and the Company. The rent is $7,350 per month and lease payments of $88,200, $88,200 and $44,100 were made in years 2018, 2017, and 2016, which is reflected in the 2018, 2017, and 2016 Consolidated Statement of Operations within occupancy expense. The Bank expects to pay $88,200 for the year 2019.

On August 3, 2018, the Bank entered in to a 10 year lease of property in River Edge, New Jersey with 876 Kinderkamack, LLC, which is owned by a majority of the directors of the Bank and the Company. The rent is $6,666 per month and the Bank expects to pay $80,000 for the year 2019.

Note 4- Securities

Equity Securities

Equity securities are reported at fair value on the Company’s Consolidated Balance Sheets. The Company’s portfolio of equity securities had an estimated fair value of $7.7 million and $8.3 million as of December 31, 2018 and December 31, 2017, respectively. Realized gains and losses from sales of equity securities and, beginning January 1, 2018, change in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income. The Company adopted FASB ASU 2016-01 on January 1, 2018 resulting in the cumulative-effect adjustment of $126,000 reflected in the consolidated statement of stockholders’ equity. The update requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income rather than other comprehensive income (loss).

The following table presents the disaggregated net losses on equity securities reported in the Consolidated Statements of Income (In Thousands):

For the Twelve Months Ended December 31, 2018
Unrealized losses on equity securities recognized during the period	$(622)
Net gains recognized during the period on equity securities sold	-
Net Losses recognized during the period on equity securities	$(622)

Debt Securities Available for Sale

The following table presents by maturity the amortized cost and gross unrealized gains and losses on debt securities available for sale as of December 31, 2018 and December 31, 2017.

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Due after one year through five years	$5,613	$10	$124	$5,499
Due after five years through ten years	3,246	2	1	3,247
Due after ten years	110,710	52	3,868	106,894

Municipal obligations:
Due within one year	495	-	-	495
Due after one year through five years	917	10	-	927
Due after five years through ten years	1,225	13	1	1,237
Due after ten years	1,036	-	-	1,036
	$123,242	$87	$3,994	$119,335

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities
Due after one year through five years	$3,276	$4	$76	$3,204
Due after five years through ten years	622	-	10	612
Due after ten years	110,156	43	2,222	107,977

Municipal obligations:
Due within one year	2,506	-	4	2,502
	$116,560	$47	$2,312	$114,295

The expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Note 4- Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2018
Residential mortgage-backed securities	$39,289	$879	$62,860	$3,114	$102,149	$3,993
Municipal obligations	1,879	1	-	-	1,879	1

	$41,168	$880	$62,860	$3,114	$104,028	$3,994

December 31, 2017
Residential mortgage-backed securities	$94,909	$1,951	$12,309	$357	$107,218	$2308
Municipal obligations	2,502	4	-	-	2,502	4
Equity investments	3,469	60	-	-	3,469	60
	$100,880	$2,015	$12,309	$357	$113,189	$2,372

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At December 31, 2018 and 2017, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities and municipal obligations relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at December 31, 2018 to be temporary.

Note 5 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at December 31, 2018 and December 31, 2017 by segment and class:

	December 31, 2018	December 31, 2017
	(In Thousands)
Originated loans:
Residential one-to-four family	$213,200	$182,544
Commercial and multi-family	1,540,766	1,213,390
Construction	106,187	50,497
Commercial business(1)	136,966	66,775
Home equity(2)	54,271	38,725
Consumer	726	1,183
Sub-total	2,052,116	1,553,114
Acquired loans initially recorded at fair value:
Residential one-to-four family	43,495	47,808
Commercial and multi-family	150,239	46,609
Construction	1,596	-
Commercial business(1)	27,373	4,057
Home equity(2)	18,376	8,955
Consumer	83	122
Sub-total	241,162	107,551
Acquired loans with deteriorated credit:
Residential one-to-four family	1,390	1,413
Commercial and multi-family	6,832	731
Construction	-	-
Commercial business(1)	854	-
Home equity(2)	248	-
Consumer	-	-
Sub-total	9,324	2,144
Total Loans	2,302,602	1,662,809
Less:
Deferred loan fees, net	(1,751)	(1,757)
Allowance for loan losses	(22,359)	(17,375)
	(24,110)	(19,132)
Total Loans, net	$2,278,492	$1,643,677

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The Company occasionally transfers a portion of its originated commercial loans to participating lending partners. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and its lending partners share proportionally in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans, collects cash payments from the borrowers, remits payments (net of servicing fees), and disburses required escrow funds to relevant parties.

At December 31, 2018 and 2017, loans serviced by the Bank for the benefit of others totaled approximately $302.4 million and $256.9 million, respectively.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Purchased Credit Impaired Loans

The carrying value of loans acquired in the IAB acquisition and accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was $7.2 million at December 31, 2018, which was $7.7 million less than the balance at the time of acquisition on April 17, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non- accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents the unpaid principal balance and the related recorded investment of all acquired loans included in the Company’s Consolidated Statements of Financial Condition. (In Thousands):

	December 31,	December 31,
	2018	2017

Unpaid principal balance	$301,357	$114,542
Recorded investment	250,486	109,695

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality for which the Company applies the provisions of ASC 310-30 (In Thousands):

	Years Ended December 31,
	2018	2017

Balance, Beginning of Period	$2,230	$2,558
Additions from acquisition of IAB	1,338	-
Accretion recorded to interest income	(864)	(328)
Balance, End of Period	$2,704	$2,230

There were no transfers from non-accretable differences for the periods stated above.

The Bank grants loans to its officers and directors and to their associates. The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2018	2017
	(In Thousands)
Balance – beginning	$21,101	$8,552
Loans originated	14,773	-
Collections of principal	(595)	(1,075)
Change in related party status	(885)	13,624
Balance - ending	$34,394	$21,101

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The methodology includes the segregation of the loan portfolio into two divisions. Loans that are performing and loans that are impaired. Loans which are performing are evaluated by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience with an adjustment for qualitative factors referred to above. Impaired loans are loans which are more than 90 days delinquent, troubled debt restructured, or adversely classified. These loans are individually evaluated for loan loss either by current appraisal, or net present value. Management reviews the overall estimate for feasibility and establishes the loan loss provision accordingly.

The loan portfolio is segmented into the following loan segments, where the risk level for each class is analyzed when determining the allowance for loan losses:

Residential single family real estate loans involve certain risks such as interest rate risk and risk of non-repayment. Adjustable-rate residential real estate loans decrease the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying properties may be adversely affected by higher interest rates. Repayment risk may be affected by a number of factors including, but not necessarily limited to, job loss, divorce, illness and personal bankruptcy of the borrower.

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

Commercial business lending, including lines of credit, is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans are primarily secured by inventories and other business assets. In many cases, any repossessed collateral for a defaulted commercial business loans will not provide an adequate source of repayment of the outstanding loan balance.

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

Other consumer loans generally have more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally have shorter terms and higher interest rates than other lending. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

An unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2018 and recorded investment in loans receivable at December 31, 2018. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Originated Loans	$2,368	$11,656	$518	$2,018	$338	$6	$177		$17,081
Acquired loans initially recorded at fair value	242	-	-	-	-	-	-		242
Acquired loans with deteriorated credit	40	12	-	-	-	-	-		52
Beginning Balance, January 1, 2018	2,650	11,668	518	2,018	338	6	177		17,375
Charge-offs:
Originated Loans	302	-	-	15	9	42	-	0	368
Acquired loans initially recorded at fair value	72	-	-	-	6	-	-	0	78
Acquired loans with deteriorated credit	-	-	-	-	-	-	-	0	-
Sub-total	374	-	-	15	15	42	-		446
Recoveries:
Originated Loans	1	-	-	14	-	2	-		17
Acquired loans initially recorded at fair value	85	-	-	48	6	-	-		139
Acquired loans with deteriorated credit	-	-	-	143	1	-	-		144
Sub-total	86	-	-	205	7	2	-		300
Provisions:
Originated Loans	307	2,344	485	1,852	(16)	36	12		5,020
Acquired loans initially recorded at fair value	80	-	-	(48)	-	-	-		32
Acquired loans with deteriorated credit	(1)	156	-	(79)	2	-	-		78
Sub-total	386	2,500	485	1,725	(14)	36	12		5,130
Totals:
Originated Loans	2,374	14,000	1,003	3,869	313	2	189		21,750
Acquired loans initially recorded at fair value	335	-	-	-	-	-	-		335
Acquired loans with deteriorated credit	39	168	-	64	3	-	-		274
Ending Balance, December 31, 2018	$2,748	$14,168	$1,003	$3,933	$316	$2	$189		$22,359
Loans Receivables:
Ending Balance Originated Loans	213,200	1,540,766	106,187	136,966	54,271	726	-		2,052,116
Ending Balance Acquired Loans initially recorded at fair value	43,495	150,239	1,596	27,373	18,376	83	-		241,162
Ending Balance Acquired loans with deteriorated credit	1,390	6,832	-	854	248	-	-		9,324
Total Gross Loans	$258,085	$1,697,837	$107,783	$165,193	$72,895	$809	-		$2,302,602
Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	6,043	12,822	-	2,372	915	-	-		22,152
Ending Balance Acquired Loans initially recorded at fair value	6,139	4,881	-	53	306	-	-		11,379
Ending Balance Acquired loans with deteriorated credit	1,390	6,628	-	810	49	-	-		8,877
Ending Balance Loans individually evaluated
for impairment	$13,572	$24,331	$-	$3,235	$1,270	$-	$-		$42,408
Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans	207,157	1,527,944	106,187	134,594	53,356	726	-		2,029,964
Ending Balance Acquired Loans initially recorded at fair value	37,356	145,358	1,596	27,320	18,070	83	-		229,783
Ending Balance Acquired loans with deteriorated credit	-	204	-	44	199	-	-		447
Ending Balance Loans collectively evaluated
for impairment	$244,513	$1,673,506	$107,783	$161,958	$71,625	$809	$-		$2,260,194

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

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Originated Loans	$2,098	$10,621	$736	$3,079	$374	$2	$69		$16,979
Acquired loans initially recorded at fair value	170	-	-	-	4	-	-		174
Acquired loans with deteriorated credit	43	13	-	-	-	-	-		56
Beginning Balance, January 1, 2017	2,311	10,634	736	3,079	378	2	69		17,209
Charge-offs:
Originated Loans	-	190	-	1,553	-	11	-	0	1,754
Acquired loans initially recorded at fair value	336	-	-	-	54	-	-	0	390
Acquired loans with deteriorated credit	-	-	-	-	-	-	-	0	-
Sub-total	336	190	-	1,553	54	11	-		2,144
Recoveries:
Originated Loans	-	182	-	-	-	-	-		182
Acquired loans initially recorded at fair value	-	-	-	-	-	-	-		-
Acquired loans with deteriorated credit	-	-	-	18	-	-	-		18
Sub-total	-	182	-	18	-	-	-		200
Provisions:
Originated Loans	270	1,043	(218)	492	(36)	15	108		1,674
Acquired loans initially recorded at fair value	408	-	-	-	50	-	-		458
Acquired loans with deteriorated credit	(3)	(1)	-	(18)	-	-	-		(22)
Sub-total	675	1,042	(218)	474	14	15	108		2,110
Totals:
Originated Loans	2,368	11,656	518	2,018	338	6	177		17,081
Acquired loans initially recorded at fair value	242	-	-	-	-	-	-		242
Acquired loans with deteriorated credit	40	12	-	-	-	-	-		52
Ending Balance, December 31, 2017	$2,650	$11,668	$518	$2,018	$338	$6	$177		$17,375
Loans Receivables:
Ending Balance Originated Loans	182,544	1,213,390	50,497	66,775	38,725	1,183	-		1,553,114
Ending Balance Acquired Loans	47,808	46,609	-	4,057	8,955	122	-		107,551
Ending Balance Acquired loans with deteriorated credit	1,413	731	-	-	-	-	-		2,144
Total Gross Loans	$231,765	$1,260,730	$50,497	$70,832	$47,680	$1,305	$-		$1,662,809
Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	7,944	12,212	-	1,780	1,042	-	-		22,978
Ending Balance Acquired Loans initially recorded at fair value	7,548	5,032	-	-	302	-	-		12,882
Ending Balance Acquired loans with deteriorated credit	1,413	513	-	-	-	-	-		1,926
Ending Balance Loans individually evaluated
for impairment	$16,905	$17,757	$-	$1,780	$1,344	$-	$-		$37,786
Ending Balance: Loans collectively evaluated
for impairment:
Ending Balance Originated Loans	174,600	1,201,178	50,497	64,995	37,683	1,183	-		1,530,136
Ending Balance Acquired Loans initially recorded at fair value	40,260	41,577	-	4,057	8,653	122	-		94,669
Ending Balance Acquired loans with deteriorated credit	-	218	-	-	-	-	-		218
Ending Balance Loans collectively evaluated
for impairment	$214,860	$1,242,973	$50,497	$69,052	$46,336	$1,305	$-		$1,625,023
__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2016 (In Thousands):

		Commercial		Commercial	Home
	Residential	& Multi-family	Construction	Business (1)	equity (2)	Consumer		Unallocated	Total
Allowance for credit losses:
Originated Loans:	$2,107	$11,643	$722	$1,749	$369		$879	$168	$17,637
Acquired loans initially recorded at fair value:	270	17	-	-	50		-	-	337
Acquired loans with deteriorated credit:	47	14	-	4	3	0	-	-	68
Beginning Balance, January 1, 2016	2,424	11,674	722	1,753	422		879	168	18,042
Charge-offs:
Originated Loans:	-	367	-	160	-		-	-	527
Acquired loans initially recorded at fair value:	459	38	-	3	54		-	-	554
Acquired loans with deteriorated credit:	-	-	-	-	-		-	-	-
Sub-total:	459	405	-	163	54		-	-	1,081
Recoveries:
Originated Loans:	-	74	-	-	-		-	-	74
Acquired loans initially recorded at fair value:	-	4	-	-	14		-	-	18
Acquired loans with deteriorated credit:	-	-	-	129	-		-	-	129
Sub-total:	-	78	-	129	14		-	-	221
Provisions:
Originated Loans:	(9)	(729)	14	1,490	5		(877)	(99)	(205)
Acquired loans initially recorded at fair value:	359	17	-	3	(6)		-	-	373
Acquired loans with deteriorated credit:	(4)	(1)	-	(133)	(3)		-	-	(141)
Sub-total:	346	(713)	14	1,360	(4)		(877)	(99)	27
Totals:
Originated Loans:	2,098	10,621	736	3,079	374		2	69	16,979
Acquired loans initially recorded at fair value:	170	-	-	-	4		-	-	174
Acquired loans with deteriorated credit:	43	13	-	-	-		-	-	56
Ending Balance, December 31, 2016	$2,311	$10,634	$736	$3,079	$378		$2	$69	$17,209

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5- Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at December 31, 2018 and 2017, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of December 31, 2018 and 2017, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of December 31, 2018	As of December 31, 2017
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$1,160	$2,545
Commercial and multi-family	2,568	6,762
Construction	-	-
Commercial business(1)	356	299
Home equity(2)	277	201
Consumer	-	-

Sub-total:	$4,361	$9,807

Acquired loans initially recorded at fair value:
Residential one-to-four family	$2,165	$2,372
Commercial and multi-family	605	850
Construction	-	-
Commercial business(1)	48	-
Home equity(2)	42	7
Consumer	-	-

Sub-total:	$2,860	$3,229

Total	$7,221	$13,036

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2018, 2017 and 2016 would have been approximately $1.0 million,  $919,000 and $1.06 million, respectively. Interest income recognized on loans returned to accrual was approximately $1.1 million, $622,000 and $798,000 respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2018 and 2017, there were $1.4 million and $315,000, respectively, of loans which were more than ninety days past due and still accruing interest.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $7.0 million at December 31, 2018, and $0 at December 31, 2017.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans for the years ended December 31, 2018 and December 31, 2017. (In Thousands):

	As of December 31, 2018			As of December 31, 2017
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$2,623	$2,689	$-	$2,073	$2,236	$-
Commercial and multi-family	12,711	13,308	-	12,212	12,763	-
Construction	-	-	-	-	-	-
Commercial business(1)	974	3,411	-	181	908	-
Home equity(2)	762	779	-	885	932	-
Consumer	-	-	-	-	-	-

Sub-total:	$17,070	$20,187	$-	$15,351	$16,839	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$3,123	$3,254	$-	$4,119	$4,285	$-
Commercial and Multi-family	3,961	3,961	-	3,772	3,773	-
Construction	-	-	-	-	-	-
Commercial business(1)	53	53	-	-	-	-
Home equity(2)	222	222	-	216	268	-
Consumer	-	-	-	-	-	-

Sub-total:	$7,359	$7,490	$-	$8,107	$8,326	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,023	$1,579	$-	$1,413	$2,031	$-
Commercial and Multi-family	6,628	7,957	-	513	537	-
Construction	-	-	-	-	-	-
Commercial business(1)	810	6,253	-	-	-	-
Home equity(2)	49	57	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$8,510	$15,846	$-	$1,926	$2,568	$-

Total Impaired Loans
with no related allowance recorded:	$32,939	$43,523	$-	$25,384	$27,733	$-

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans for the years ended December 31, 2018 and December 31, 2017. (In Thousands):

	As of December 31, 2018			As of December 31, 2017
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$3,420	$3,420	$229	$5,871	$5,871	$508
Commercial and Multi-family	111	153	111	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	1,398	1,549	905	1,599	2,431	1,033
Home equity(2)	153	153	21	157	157	25
Consumer	-	-	-	-	-	-

Sub-total:	$5,082	$5,275	$1,266	$7,627	$8,459	$1,566

Acquired loans initially recorded
at fair value with an allowance
recorded:

Residential one-to-four family	$3,016	$3,166	$532	$3,429	$3,580	$281
Commercial and Multi-family	920	1,094	369	1,260	1,313	179
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	84	84	5	86	86	7
Consumer	-	-	-	-	-	-

Sub-total	$4,020	$4,344	$906	$4,775	$4,979	$467

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$367	$414	$9	$-	$-	$-
Commercial and Multi-family	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Sub-total:	$367	$414	$9	$-	$-	$-

Total Impaired Loans
with an allowance recorded:	$9,469	$10,033	$2,181	$12,402	$13,438	$2,033

Total Impaired Loans
with no related allowance recorded:	$32,939	$43,523	$-	$25,384	$27,733	$-

Total Impaired Loans:	$42,408	$53,556	$2,181	$37,786	$41,171	$2,033

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with no related allowance recorded for the years ended December 31, 2018 and 2017. (In Thousands):

	Years Ended December 31,
	2018	2018	2017	2017

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$2,089	$70	$2,859	$39
Commercial and multi-family	12,246	527	12,351	271
Construction	-	-	-	-
Commercial business(1)	926	168	441	-
Home equity(2)	873	26	878	38
Consumer	-	-	-	-

Sub-total:	$16,134	$791	$16,529	$348

Acquired loans initially recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$3,363	$101	$4,758	$138
Commercial and Multi-family	3,810	221	3,996	220
Construction	-	-	-	-
Commercial business(1)	39	3	-	-
Home equity(2)	223	13	454	13
Consumer	11	1	-	-

Sub-total:	$7,446	$339	$9,208	$371

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,030	$64	$1,423	$87
Commercial and Multi-family	7,274	435	517	27
Construction	668	-	-	-
Commercial business(1)	663	98	-	-
Home equity(2)	125	18	-	-
Consumer	14	3	-	-

Sub-total:	$9,774	$618	$1,940	$114

Total Impaired Loans
with no related allowance recorded:	$33,354	$1,748	$27,677	$833

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with allowance recorded by portfolio class for the years ended December 31, 2018 and 2017. (In Thousands):

	Years Ended December 31,
	2018	2018	2017	2017

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$4,306	$154	$6,024	$213
Commercial and Multi-family	392	7	421	-
Construction	-	-	-	-
Commercial business(1)	1,249	83	2,958	81
Home equity(2)	155	6	221	6
Consumer	11	-	-	-

Sub-total:	$6,113	$250	$9,624	$300

Acquired loans initially recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,292	$97	$2,989	$118
Commercial and Multi-family	919	56	1,601	38
Construction	-	-	-	-
Commercial business(1)	62	-	-	-
Home equity(2)	85	6	96	6
Consumer	-	-	-	-

Sub-total	$4,358	$159	$4,686	$162

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$369	$21	$-	$-
Commercial and Multi-family	-	-	-	-
Construction	-	-	-	-
Commercial business(1)	-	-	-	-
Home equity(2)	-	-	-	-
Consumer	-	-	-	-

Sub-total:	$369	$21	$-	$-

Total Impaired Loans
with an allowance recorded:	$10,840	$430	$14,310	$462

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructured (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a concession that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

	At December 31, 2018	At December 31, 2017
	(In thousands)
Recorded investment in TDRs:
Accrual status	$22,477	$20,058
Non-accrual status	4,136	8,408
Total recorded investment in TDRs	$26,613	$28,466

The following table summarizes information with regard to troubled debt restructurings which occurred during the years ended December 31, 2018 and 2017 (Dollars in Thousands).

Year Ended December 31, 2018		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Acquired loans initially recorded at fair value:
Residential one-to-four family	1	$640	$640
Commercial and multi-family	1	643	778
Commercial and multi-family	2	$1,283	$1,418

The following tables summarize information with regards to troubled debt restructuring which occurred during the year ended December 31, 2018 and 2017 (dollars in thousands):

Year Ended December 31, 2017		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	2	$1,445	$1,556
Commercial and multi-family	3	4,441	4,608

Sub-total:	5	5,886	6,164

Acquired loans recorded at fair value:
Residential one-to-four family	5	1,052	1,266

Sub-total:	5	1,052	1,266

Total	10	$6,938	$7,430

Troubled debt restructurings for which there was a payment default within twelve months of restructuring during the year ended December 31, 2018 totaled $640,000 for one contract in 2018 and $4,100,000 for five contracts during the three months ended December 31, 2017.

The loans included above are considered TDRs as a result of the Company implementing the following concessions: adjusting the interest rate to a below market rate and/or accepting interest only for a period of time or a change in amortization period.

Troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended December 31, 2018 totaled $640,000 for one contract and $4,100,000 for five contracts during the three months ended December 31, 2017.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2018:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$980	$1,014	$1,452	$3,446	$209,754	$213,200	$545
Commercial and multi-family	7,074	299	988	8,361	1,532,405	1,540,766	877
Construction	-	-	-	-	106,187	106,187	-
Commercial business(1)	1,331	-	349	1,680	135,286	136,966	-
Home equity(2)	498	87	-	585	53,686	54,271	-
Consumer	-	-	-	-	726	726	-

Sub-total:	$9,883	$1,400	$2,789	$14,072	$2,038,044	$2,052,116	$1,422

Acquired loans initially recorded at fair value:
Residential one-to-four family	$1,117	$520	$1,917	$3,554	$39,941	43,495	$-
Commercial and multi-family	1,480	78	-	1,558	148,681	150,239	-
Construction	594	-	-	594	1,002	1,596	-
Commercial business(1)	1,876	-	46	1,922	25,451	27,373	-
Home equity(2)	682	22	42	746	17,630	18,376	-
Consumer	-	-	-	-	83	83	-

Sub-total:	$5,749	$620	$2,005	$8,374	$232,788	$241,162	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,390	$1,390	$-
Commercial and multi-family	-	-	6,012	6,012	820	6,832	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	806	806	48	854	-
Home equity(2)	-	-	48	48	200	248	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$-	$-	$6,866	$6,866	$2,458	$9,324	$-

Total	$15,632	$2,020	$11,660	$29,312	$2,273,290	$2,302,602	$1,422

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2018. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$207,991	$2,400	$2,809	$-	$-	$213,200
Commercial and multi-family	1,526,591	3,608	10,567	-	-	1,540,766
Construction	105,886	301	-	-	-	106,187
Commercial business(1)	133,054	1,923	1,989	-	-	136,966
Home equity(2)	53,903	91	277	-	-	54,271
Consumer	719	7	-	-	-	726

Sub-total:	$2,028,144	$8,330	$15,642	$-	$-	$2,052,116

Acquired loans initially recorded at fair value:
Residential one-to-four family	$41,009	$1	$2,485	$-	$-	43,495
Commercial and multi-family	146,701	2,618	920	-	-	150,239
Construction	1,596	-	-	-	-	1,596
Commercial business(1)	26,199	1,128	46	-	-	27,373
Home equity(2)	18,309	-	67	-	-	18,376
Consumer	83	-	-	-	-	83

Sub-total:	$233,897	$3,747	$3,518	$-	$-	$241,162

Acquired loans with deteriorated credit:
Residential one-to-four family	$812	$562	$16	$-	$-	1,390
Commercial and multi-family	204	502	6,126	-	-	6,832
Construction	-	-	-	-	-	-
Commercial business(1)	(4)	48	810	-	-	854
Home equity(2)	199	-	49	-	-	248
Consumer	-	-	-	-	-	-

Sub-total:	$1,211	$1,112	$7,001	$-	$-	$9,324

Total Gross Loans	$2,263,252	$13,189	$26,161	$-	$-	$2,302,602

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Criticized and Classified Assets.

Our policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”

When we classify problem assets, we may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of December 31, 2018, we had $0 in assets classified as losses. $0 in assets classified as doubtful, and $26.2 million in assets classified as substandard, of which $26.2 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Premises and Equipment

	December 31,
	2018	2017
	(In Thousands)
Land	$2,116	$2,116
Buildings and improvements	14,990	14,853
Leasehold improvements	8,805	5,968
Furniture, fixtures and equipment	12,117	10,800
	38,028	33,737
Accumulated depreciation and amortization	(17,735)	(14,969)
	$20,293	$18,768

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $2,766,000,  $2,522,000 and $2,422,000, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Rental expenses, included in occupancy expense of premises, related to the occupancy of premises and related shared costs for common areas totaled $2,986,000,  $2,448,000 and $2,410,000 for the years ended December 31, 2018, 2017, and 2016, respectively. The minimum obligation under non-cancelable lease agreements expiring through December 31, 2032, for each of the years ended December 31 is as follows (In Thousands):

2018	$3,137
2019	2,970
2020	2,730
2021	2,520
2022	1,744
Thereafter	5,016
$18,117

Note 7 - Interest Receivable

The distribution of interest receivable at December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
	(In Thousands)
Loans	$8,122	$5,845
Securities	256	308
	$8,378	$6,153

Note 8 – Deposits

The distribution of deposits at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In Thousands)
Demand:
Non-interest bearing	$263,960	$201,043
Interest bearing	330,474	297,040
Money market	221,898	258,632
	816,332	756,715
Savings and club	260,547	148,022
Certificates of deposit	1,103,845	664,633
	$2,180,724	$1,569,370

Deposits of certain municipalities and local government agencies are collateralized by $43 million of investment securities and by a $65 million Municipal Letter of Credit with the Federal Home Loan Bank (“FHLB”).

At December 31, 2018 and 2017, certificates of deposit of $250,000 or more totaled approximately $311.2 million and $198.5 million, respectively.

At December 31, 2018, deposits from officers, directors and their associates totaled approximately $7.9 million.

The scheduled maturities of certificates of deposit at December 31, 2018, were as follows (In thousands):

Amount
2019	$788,313
2020	221,127
2021	62,300
2022	21,137
2023	9,749
Thereafter	1,219
$1,103,845

As of December 31, 2018 we had $248.0 million in brokered deposits, of which $72.8 are reciprocal and not considered brokered deposits under recent regulatory reform.

Note 9 - Short-Term Debt and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2018	2017	2016

	Amount	Amount	Amount
	( In Thousands)
Balance at end of period	$-	$-	$20,000
Average balance outstanding during the year	$749	$1,016	$103
Highest month-end balance during the year	$44,000	$35,000	$20,000
Average interest rate during the year	2.09%	1.02%	0.88%
Weighted average interest rate at year-end	-%	-%	1.00%

Long-term debt consists of the following:

		December 31,
		2018		2017
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,

	2018	-%	$-	1.41%	$25,000
	2019	1.86	50,000	1.86	50,000
	2020	1.85	50,000	1.68	40,000
	2021	2.19	68,000	1.83	38,000
	2022	2.45	52,800	2.03	32,000
	2023	2.90	25,000	-	-

		2.18%	$245,800	1.78%	$185,000

At December 31, 2018 and 2017 loans with carrying values of approximately $727.5 million and $400.2 million, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. No securities were pledged at December 31, 2018 and 2017.

At December 31, 2018, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $1.337 billion, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50% of total assets is recalculated each quarter.

Note 10 – Subordinated Debt:

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $1.0 million at December 31, 2018.

The Company also has $4,124,000 of mandatory redeemable Trust Preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly. The rate paid as of December 31, 2018 and 2017 was 5.438% and 4.250%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

The final rule became effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer is being phased in which started at 0.625% in 2016 and increasing by 0.625% annually until it reaches 2.5% in 2019. The Bank and the Company currently comply with the minimum capital requirements set forth in the final rule. The Company’s capital adequacy guidelines are not materially different than the capital adequacy guidelines for the Bank.

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

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2018
Bank
Total capital (to risk-weighted assets)	$255,631	12.01%	$170,222	8.00%	$212,777	10.00%
Tier 1 capital (to risk-weighted assets)	233,272	10.96	127,666	6.00	170,222	8.00
Common Equity Tier 1 (to risk-weighted assets)	233,272	10.96	95,750	4.50	138,305	6.50
Tier 1 capital (to average assets)	233,272	8.72	106,999	4.00	133,749	5.00

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, effective for September 30, 2018, bank holding companies with consolidated assets of less than $3 billion are no longer required to file Federal Reserve Board reports for holding companies. As such, the Company is no longer subject to capital adequacy requirements.

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

As of December 31, 2018 and 2017, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

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

The following tables set forth the Pension Plan's funded status at December 31, 2018 and 2017 and components of net periodic pension cost for the years ended December 31, 2018 and 2017:

Change in Benefit Obligation:	December 31,
	2018	2017
	(In Thousands)
Benefit obligation, beginning of year	$7,925	$7,488
Interest cost	277	300
Actuarial loss (gain)	(126)	695
Benefits paid	(481)	(481)
Lump sum distributions	(14)	(77)
Benefit obligation, ending	$7,581	$7,925
Change in Plan Assets:
Fair value of assets, beginning of year	$7,963	$7,646
Actual (loss) return on plan assets	(504)	875
Benefits paid	(481)	(481)
Lump sum distributions	(14)	(77)
Fair value of assets, ending	$6,964	$7,963
Reconciliation of Funded Status:
Accumulated benefit obligation	$7,581	$7,925
Projected benefit obligation	$7,581	$7,925
Fair value of assets	6,964	7,963
Funded (unfunded) status, included in other liabilities, net	$(617)	$38
Valuation assumptions used to determine benefit obligation at period end:
Discount rate	4.22%	3.60%
Salary increase rate	N/A	N/A

Net Periodic Pension Expense:	December 31,
	2018	2017
	(In Thousands)
Interest cost	$277	$300
Expected return on assets	(463)	(444)
Amortization of net loss	144	118
Net Periodic Pension (Credit)	$(42)	$(26)
Valuation assumptions used to determine net periodic benefit cost for the year:
Discount rate	3.60%	4.14%
Long term rate of return on plan assets	6.00%	6.00%
Salary increase rate	N/A	N/A

At December 31, 2018 and December 31, 2017, unrecognized net loss of $(2,954,000) and $(2,245,000), respectively, was included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30.

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

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
	Minimum	Target	Maximum
Equity
Large-Cap U.S.		47%
Mid/Small-Cap U.S.		12%
Non-U.S.		0%
Total-Equity	40%	59%	60%

Fixed Income
Long/Short Duration		39%
Money Market/Certificates of Deposit		2%
Total-Fixed Income	40%	41%	60%

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

Note 12 - Benefits Plan (Continued)

The fair values of the Pension Plan assets at December 31, 2018, by asset category (see Note 16 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$1,891	$1,891	$-	$-
Mid-Cap Value (b)	304	304	-	-
Large Blend (e)	1,404	1,404	-	-
Mutual Funds-Fixed Income
World Bond (c)	877	877	-	-
Multi-Sector Bond (d)	894	894	-	-
High Yield Bond (f)	895	895	-	-
Stock
BCB Common Stock	543	543	-	-
Cash Equivalents
Money Market	$156	$156	$-	$-
Total	$6,964	$6,964	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2017, by asset category (see Note 16 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$2,194	$2,194	$-	$-
Mid-Cap Value (b)	386	386	-	-
Large Blend (e)	1,585	1,585	-	-
Mutual Funds-Fixed Income
World Bond (c)	932	932	-	-
Multi-Sector Bond (d)	980	980	-	-
High Yield Bond (f)	1,007	1,007	-	-
Stock
BCB Common Stock	751	751	-	-
Cash Equivalents
Money Market	$128	$128	$-	$-
Total	$7,963	$7,963	$-	$-

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

d)	Multi Sector portfolios seek income by diversifying their assets among several fixed-income sectors, usually U.S. government obligations, foreign bonds, and high-yield domestic debt securities.
e)	This fund invests in 500 of the largest U.S. companies, which span many different industries and account for about three-fourths of the U.S. Stock Markets value.
f)	High Yield Bond funds invest at least 65% of assets in bonds rated below BBB. This fund seeks to provide shareholders with a high level of current income with capital growth as a secondary objective.

The Company expects to contribute, based upon actuarial estimates, approximately $0 to the Pension Plan in 2019.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2019	$543
2020	533
2021	519
2022	511
2023	511
2024-2028	2,456

Supplemental Executive Retirement Plan

The Company acquired through the merger with Pamrapo Bancorp, Inc. a supplemental executive retirement plan (“SERP”) in which certain former employees of Pamrapo Savings Bank are covered. A SERP is an unfunded non-qualified deferred retirement plan. Participants who retire at the age of 65 (the “Normal Retirement Age”), are entitled to an annual retirement benefit equal to 75% of compensation reduced by their retirement plan annual benefits. Participants retiring before the Normal Retirement Age receive the same benefits reduced by a percentage based on years of service to the Company and the number of years prior to the Normal Retirement Age that participants retire. For the years ended December 31, 2018 and December 31, 2017, the benefit obligation was $176,000 and $233,000, respectively. Expense related to the Plan was $7,000,  $10,000 and $13,000 for 2018, 2017, and 2016, respectively.

Note 12 - Benefits Plan (Continued)

Equity Incentive Plans

The Company, under the plan approved by its shareholders on April 26, 2018 (“2018 Equity Incentive Plan”), authorized the issuance of up to 1,000,000 shares of common stock of the Company pursuant to grants of stock options and restricted stock units. Employees and directors of the Company and the Bank are eligible to participate in the 2018 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options. On December 14, 2018, a grant of 300,000 options was declared for members of the Board of Directors of the Bank and the Company which vest at a rate of 50% per year, over two years, commencing on the first anniversary of the grant date. The exercise price was recorded as of close of business on December 14, 2018 and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. On December 14, 2018, an award of 54,000 shares of restricted stock was declared for members of the Board of Directors of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date. On December 14, 2018, an award of 13,321 shares of restricted stock was declared for certain executive officers of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date.

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options. On September 13, 2017, a grant of 275,000 options was declared for certain members of the Board of Directors of the Bank and the Company which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on September 13, 2017 and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. There were 75,000 stock options granted to employees in the fourth quarter of 2017 which vests at a rate of 20% per year.

The following table presents the share-based compensation expense for the years ended December 31, 2018, 2017, and 2016 (Dollars in Thousands).

	Years Ended December 31,
	2018	2017	2016
Stock Option Expense	$236	$199	$125
Restricted Stock Expense	15	-	-
Total share-based compensation expense	$251	$199	$125

The following is a summary of the status of the Company’s restricted shares as of December 31, 2018.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017
Granted	67,321	$11.26
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2018	67,321	$11.26

Expected future expenses relating to the non-vested restricted shares outstanding as of December 31, 2018 is $715,733 over a weighted average period of 1.96 years. Anticipated future expense relating to the non-vested restricted shares outstanding as of December 31, 2018 is $365,481 and $350,250 for the years ended December 31, 2019 and December 31, 2020, respectively.

Note 12 - Benefits Plan (Continued)

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2017	575,000	$8.93-13.32	$10.78	7.94 years	$1,198
Options forfeited	(35,000)	8.93-13.32	10.75
Options exercised	(700)	10.55	10.55
Options granted	350,000	12.40	12.40
Options expired	-	-	-
Outstanding at December 31, 2017	889,300	$8.93-13.32	$11.42	8.06 years	$1,855
Options forfeited	(69,300)	9.03-13.32	11.78
Options exercised	(15,400)	9.03-13.32	10.96
Options granted	300,000	11.26	11.26
Options expired	-	-	-
Outstanding at December 31, 2018	1,104,600	$8.93-13.32	$11.36	7.84 years	$194
Exercisable at December 31, 2018	252,633

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 851,967 shares of unvested options outstanding as of December 31, 2018, is $1.7 million and will be recognized over a weighted average period of 5.32 years.

The key valuation assumptions and fair value of stock options granted during the twelve months ended December 31, 2018 were:
	Directors		Employees
Expected life	7.36	years	-	years
Risk-free interest rate	2.80%		-%
Volatility	23.39%		-%
Dividend yield	4.97%		-%
Fair value	$1.50		-

+

The key valuation assumptions and fair value of stock options granted during the twelve months ended December 31, 2017 were:

Expected life	7.70	years	7.70	years
Risk-free interest rate	2.04%		2.04%
Volatility	27.69%		27.69%
Dividend yield	4.52%		4.52%
Fair value	$2.06		$2.06

Note 13 – Stockholders’ Equity

On April 17, 2018, the Company issued 631,896 shares of its common stock, 438,889 shares of series E 6% non-cumulative convertible preferred stock and 6,465 shares of series F 6% non-cumulative convertible preferred stock in connection with its acquisition of IA Bancorp, Inc. The series E 6% non-cumulative convertible preferred stock was converted, at the shareholders’ discretion, on July 10, 2018. The series F 6% non-cumulative perpetual convertible preferred stock is convertible at the shareholder’s discretion.

On May 16, 2018, the Company issued 82,950 shares of its common stock in connection with the conversion of the 438,889 shares of Series E preferred stock issued in connection with the acquisition of IA Bancorp, Inc.

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

Note 14 – Goodwill and Other Intangible Assets

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

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (ASC) 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). This ASU’s objective is to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment to intangible assets at December 31, 2018.

Amortization expense of the core deposit intangibles was $59,000 for the year ended December 31, 2018. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2018 were $371,000 and $5.2 million, respectively.

Note 15 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors of the Company, and compliance with regulatory requirements. State and federal law and regulations impose substantial limitations on the Bank’s ability to pay dividends to the Company. Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. During 2018, 2017 and 2016, the Bank paid the Company total dividends of $9,432,000, $7,951,000, and $6,627,000 respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

Note 16 - Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Current income tax expense:
Federal	$6,191	$5,020	$2,632
State	3,366	1,279	1,139
	9,557	6,299	3,771
Deferred income tax expense:
Federal	(1,288)	1,277	1,439
Federal - remeasurement of deferred tax assets and liabilities (a)	-	2,183	-
State	(787)	472	48
	(2,075)	3,932	1,487
Total Income Tax Expense	$7,482	$10,231	$5,258

(a) On December 22, 2017 the Tax Cut and Jobs Act was signed into law. ASC 740 Income Taxes requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The revaluation of deferred tax assets and liabilities to the new 21% federal tax rate are materially complete and are reflected in income tax expense for fiscal year 2017.

Note 16 - Income Taxes (Continued)

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2018	2017
Deferred income tax assets:	(In Thousands)
Allowance for loan losses	$5,805	$4,884
Other real estate owned expenses	29	78
Non-accrual interest	700	199
Depreciation	311	-
Benefit Plan-accumulated other comprehensive loss	850	641
Valuation adjustment on loans receivable acquired	4,113	627
Unrealized loss on securities available for sale	965	587
Net operating loss carry forwards	1,832	-
Other	725	323
	15,330	7,339
Deferred income tax liabilities:
Valuation adjustment on premises and equipment acquired	548	637
Depreciation	-	243
SBA Servicing Asset	766	750
Benefit Plans	415	565
	1,729	2,195
Net Deferred Tax Asset	$13,601	$5,144

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

In conjunction with the Company’s acquisition of IA Bancorp in 2018, the Company acquired a federal net operating loss carry forward of $8.7 million. This carry forward is available for use through 2035; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $459,000 annually on a cumulative basis (portions of the $459,000 not used in a particular year may be added to subsequent usage). At December 31, 2018 and 2017, the Company had approximately $8.4 million and $0 remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes.

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 21% in 2018 and between 34% and 35% in 2017 and 2016, respectively, to income before income tax expense, with an adjustment for the tax effect of the new 21% federal tax rate on deferred assets and liabilities as of December 31, 2017 (a):

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Federal income tax expense at statutory rate	$5,091	$6,966	$4,532
Increases in income taxes resulting from:
State income tax , net of federal income tax effect	2,252	1,148	781
Remeasurement of deferred tax assets and liabilities	-	2,183	-
Other items, net	139	(66)	(55)
Effective Income Tax Expense	$7,482	$10,231	$5,258
Effective Income Tax Rate	30.9%	50.6%	39.7%

Note 17- Commitments and Contingencies

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

Outstanding loan related commitments were as follows:

	December 31,
	2018	2017
	(In Thousands)
Loan origination	$27,942	$139,451
Standby letters of credit	3,108	2,677
Construction loans in process	96,657	50,008
Unused lines of credit	112,207	69,987
	$239,914	$262,123

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

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. Other than as set forth below, as of December 31, 2018, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

Note 17- Commitments and Contingencies (continued)

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

The last party to the Carrier Suit executed the Release on February 20, 2018. Pursuant to the Release, in consideration for the full settlement and release of all claims (as that term is defined in the Release) and the dismissal of the Carrier Suit with prejudice, Progressive agreed to pay the Company $2,200,000 by, on, or about March 10, 2018, which is included in other non-interest income in the Company’s consolidated statements of operation.

Note 18 – Acquisition of IA Bancorp, Inc.

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

The acquisition of IAB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The $5.2 million excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition as of December 31, 2018.

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

Note 18 – Acquisition of IA Bancorp, Inc. (Continued)

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated Fair Value
At April 17, 2018
(in thousands)
Consideration paid:
Common stock issued in acquisition	$9,952
Cash paid for exchange of IAB shares	2,550
Preferred stock	7,453
Total consideration paid	19,955
Assets acquired:
Cash and cash equivalents	7,597
Investment securities available for sale	13,811
Restricted investment in bank stocks	1,163
Loans	182,578
Premises and equipment, net	2,834
Other real estate owned, net	328
Accrued interest receivable	612
Core deposit intangible	430
Deferred tax asset	5,843
Other assets	1,122
Total assets acquired	216,318
Liabilities assumed:
Deposits	178,436
Borrowings	20,015
Accrued interest payable	120
Other liabilities	3,024
Total liabilities assumed	201,595
Net assets acquired	14,723
Goodwill recorded in acquisition	$5,232

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant would employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of IAB’s previously established allowance for loan losses.

Note 18 – Acquisition of IA Bancorp, Inc. (continued)

The table below illustrates the fair value adjustments made to the amortized cost basis to present a fair value of the loans acquired as of the acquisition date, April 17, 2018.

At April 17, 2018
(in thousands)

Gross principal balance	$192,437
Fair value adjustment on pools of homogeneous loans	(5,895)
Fair value adjustment on acquired impaired loans	(3,964)
Fair value of acquired loans	$182,578

The credit adjustment on acquired impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

At April 17, 2018
(in thousands)

Contractually required principal and interest at acquisition	$18,732
Contractual cash flows not expected to be collected (non-accretable
discount, includes principal and interest)	(4,750)
Expected cash flows at acquisition	13,982
Interest component of expected cash flows (accretable discount)	(1,338)
Fair value of loans acquired accounted for under ASC 310-30	12,644

Fair Value Measurement of Assets Acquired and Liabilities Assumed

The methods used to determine the fair value of the assets acquired and the liabilities assumed in the IAB acquisition were as follows. Refer to Note 19, Fair Value Measurements, for a discussion of the fair value hierarchy.

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

For loans acquired without evidence of credit quality deterioration, the Company prepared interest rate loan fair value and credit fair value adjustments. Loans were analyzed by characteristics such as loan type, term, collateral, and rate. Discount rates for similar loans were developed from various internal and external data sources and reviewed for reasonableness. A present value approach was utilized to calculate the interest rate fair value discount of $1.9 million. Additionally, for loans acquired without credit deterioration, a credit fair value adjustment was calculated using a two-part credit fair value analysis: (i) expected lifetime credit migration losses, and (ii) estimated fair value adjustment for certain qualitative credit factors. The expected lifetime losses were calculated using historical losses observed at IAB. The environmental factor represents potential discount which may arise due to general credit and economic factors. A credit fair value discount of $3.9 million was determined. The excess of fair value adjustment related to loans acquired without evidence of credit quality deterioration will be recognized as interest income over the expected life of the loans.

In connection with the acquisition of IAB, the Company recorded a net deferred income tax asset of $5.8 million related to IAB’s net operating loss carryforward, as well as other tax attributes of the acquired company, and the effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, the sum of deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The expected cash-flows of the deposit base included estimated attrition rates. The core deposit intangible was valued at $430,000. The core deposit intangible asset is being amortized on an accelerated basis over ten years. Amortization from the April 17, 2018 acquisition date through December 31, 2018 was $59,000.

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

Direct costs related to the merger were accrued and expensed as incurred. During the year ended December 31, 2018, the Company incurred $2.4 million in merger-related expenses, including $2.0 million of early termination fees from IAB’s core system provider. The Company had also incurred merger costs in the fourth quarter of 2017 of $802,000 including legal and professional fees.

The fair value of premises, which consisted of six branch facilities, was determined using the income approach and represents the expected current market rate lease payments to the first lease termination date, which approximated the contractual payments.

The fair value of borrowings was determined by an independent third party, which approximated the stated value.

Other assets, including equipment, and liabilities were reviewed by the Company and were recorded at IAB’s net book value, which represented a reasonable estimate of fair value.

Note 18 – Acquisition of IA Bancorp, Inc. (continued)

Supplemental Pro Forma Financial Information

The following table presents unaudited condensed pro forma financial information assuming the IAB acquisition had been completed as of January 1, 2018 and for the twelve months ended December 31, 2018 and as of January 1, 2017 and for the twelve months ended December 31, 2017. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred at the beginning of the periods presented, nor is it indicative of future results.

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

	Pro forma Combined	Pro forma Combined
	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017
	(In Thousands, except per share data)	(In Thousands, except per share data)
Interest income	$108,108	$80,582
Interest Expense	28,269	16,540
Provision for loan losses	5,130	2,110
Non-interest income	8,015	7,538
Non-interest expense	57,873	48,651
Income Taxes	7,664	10,413
Net Income	17,187	10,406

Earnings per diluted share	$1.04	$0.79

Note 19 - Fair Value Measurements and Fair Values of Financial Instruments

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2018:
Securities Available for Sale
Residential mortgage backed securities	$115,640	$-	$115,640	$-
Municipal obligations	3,695	-	3,695	-
Total Securities Available for Sale	119,335	-	119,335	-

Preferred stock	7,672	7,672	-	-
Equity Investments	$7,672	$7,672	$-	$-

As of December 31, 2017:
Securities Available for Sale
Residential mortgage backed securities	$111,793	$-	$111,793	$-
Municipal obligations	2,502	-	2,502	-
Total Securities Available for Sale	114,295	-	114,295	-

Preferred stock	8,294	8,294	-	-
Equity Investments	$8,294	$8,294	$-	$-

Note 19 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2018:
Impaired loans	$7,288	$-	$-	$7,288
Other real estate owned	$1,333	$-	$-	$1,333

As of December 31, 2017:
Impaired loans	$10,369	$-	$-	$10,369
Other real estate owned	$532	$-	$-	$532

Note 19 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2018:
Impaired Loans	$7,288	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$1,333	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2017:
Impaired Loans	$10,369	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$532	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as age of appraisal, expected condition of property, economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Note 19 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2018 and 2017:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2018 and 2017 consists of the loan balances of $9,469,000 and $12,402,000 net of a valuation allowance of $2,181,000 and $2,033,000, respectively.

FHLB of New York Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Note 19 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2018 and 2017:

	As of December 31, 2018

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$195,264	$195,264	$195,264	$-	$-
Interest-earning time deposits	735	735	735	-	-
Debt securities available for sale	119,335	119,335	-	119,335	-
Equity investments	7,672	7,672	7,672	-	-
Loans held for sale	1,153	1,153	-	1,153	-
Loans receivable, net	2,278,492	2,245,150	-	-	2,245,150
FHLB of New York stock, at cost	13,405	13,405	-	13,405	-
Accrued interest receivable	8,378	8,378	-	8,378	-

Financial liabilities:
Deposits	2,180,724	2,189,404	1,075,539	1,113,865	-
Debt	245,800	244,049	-	244,049	-
Subordinated debentures	36,577	36,316	-	36,316	-
Accrued interest payable	2,561	2,561	-	2,561	-

	As of December 31, 2017

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$124,235	$124,235	$124,235	$-	$-
Interest-earning time deposits	980	980	980	-	-
Debt securities available for sale	114,295	114,295	-	114,295	-
Equity investments	8,294	8,294	8,294	-	-
Loans held for sale	1,295	1,295	-	1,295	-
Loans receivable, net	1,643,677	1,643,626	-	-	1,643,626
FHLB of New York stock, at cost	10,211	10,211	-	10,211	-
Accrued interest receivable	6,153	6,153	-	6,153	-

Financial liabilities:
Deposits	1,569,370	1,578,382	903,155	673,227	-
Debt	185,000	182,947	-	182,947	-
Subordinated debentures	4,124	4,078	-	4,078	-
Accrued interest payable	791	791	-	791	-

Note 20 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2018	2017
	(In Thousands)

Net unrealized loss on securities available for sale	$(3,907)	$(2,089)
Tax effect	965	587
Net of tax amount	(2,942)	(1,502)

Benefit plan adjustments	(2,984)	(2,281)
Tax effect	850	641
Net of tax amount	(2,134)	(1,640)

Accumulated other comprehensive loss	$(5,076)	$(3,142)

Note 21 - Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2018	2017
	(In Thousands)
Assets
Cash and due from banks	$1,200	$852
Investment in subsidiaries	235,728	179,120
Restricted common stock	124	124
Other assets	792	683
Total assets	237,844	180,779
Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$36,577	$4,124
Other Liabilities	1,052	201
Total liabilities	37,629	4,325
Stockholder's Equity	200,215	176,454
Total Liabilities and Stockholders' Equity	$237,844	$180,779

Note 21 - Parent Only Condensed Financial Information (Continued)

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Dividends from Bank	$13,936	$7,951	$6,627
Interest and dividends from investments	9	-	-
Total Income	13,945	7,951	6,627
Interest expense, borrowed money	1110	158	137
Other	215	212	176
Total Expense	1325	370	313
Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiaries	12,620	7,581	6,314
Income tax benefit	(270)	(126)	(107)
Income before Equity in Undistributed Earnings of Subsidiaries	12,890	7,707	6,421
Equity in undistributed earnings of subsidiaries	3,873	2,275	1,582
Net Income	$16,763	$9,982	$8,003

Note 21 - Parent Only Condensed Financial Information (Continued)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$16,763	$9,982	$8,003
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	116	-	-
Equity in undistributed (earnings) of subsidiaries	(3,873)	(2,275)	(1,582)
Decrease (increase) in other assets	(109)	(166)	1,087
(Decrease) increase in other liabilities	851	(84)	(35)
Net Cash Provided By Operating Activities	13,748	7,457	7,473
Cash Flows from Investing Activities
Additional investment in subsidiary	(36,887)	(41,389)	1,710
Net Cash Used In Investing Activities	$(36,887)	$(41,389)	$1,710
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	-	9,496	-
Redemption of preferred stock	-	(11,720)	(1,710)
Proceeds from issuance of common stock	506	43,314	336
Proceeds from issuance of subordinated debt	32,337	-	-
Cash dividends paid	(9,356)	(7,158)	(6,952)
Purchase of treasury stock	-	(13)	(7)
Net Cash Provided by (Used in) Financing Activities	23,487	33,919	(8,333)
Net Increase (decrease) in Cash and Cash Equivalents	348	(13)	850
Cash and Cash Equivalents - Beginning	$852	$865	$15
Cash and Cash Equivalents - Ending	$1,200	$852	$865

Note 22 - Quarterly Financial Data (Unaudited)

	Year Ended December 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$20,942	$25,696	$27,971	$30,488
Interest expense	4,502	5,706	7,891	9,317
Net Interest Income	16,440	19,990	20,080	21,171
Provision for loan losses	1,342	2,060	907	821
Net Interest Income, after Provision for loan losses	15,098	17,930	19,173	20,350
Non-interest income	3,386	1,563	1,852	1,159
Non-interest expense	12,011	15,980	14,391	13,884
Income before Income Taxes	6,473	3,513	6,634	7,625
Income taxes	1,841	1,200	2,040	2,401
Net Income	$4,632	$2,313	$4,594	$5,224
Preferred stock dividends	166	262	263	262
Net income available to common stockholders:	$4,466	$2,051	$4,331	4,962
Net income per common share:
Basic	$0.30	$0.13	$0.27	$0.31
Diluted	$0.29	$0.13	$0.27	$0.31
Dividends per common share	$0.14	$0.14	$0.14	$0.14

	Year Ended December 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$18,455	$19,069	$19,406	$20,641
Interest expense	3,850	4,006	3,832	3,999
Net Interest Income	14,605	15,063	15,574	16,642
Provision for loan losses	498	776	511	325
Net Interest Income, after Provision for loan losses	14,107	14,287	15,063	16,317
Non-interest income	2,313	2,022	1,633	1,515
Non-interest expense	11,562	12,148	11,299	12,034
Income before Income Taxes	4,858	4,161	5,397	5,798
Income taxes	1,945	1,648	2,180	4,458
Net Income	$2,913	$2,513	$3,217	$1,340
Preferred stock dividends	118	165	166	165
Net income available to common stockholders:	$2,795	$2,348	$3,051	1,175
Net income per common share:
Basic	$0.25	$0.21	$0.25	$0.05
Diluted	$0.25	$0.21	$0.25	$0.04
Dividends per common share	$0.14	$0.14	$0.14	$0.14

Note 23 - Subsequent Events

As defined in FASB ASC 855, Subsequent Events, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.

On February 25, 2019, the Company closed a private placement offering of 496,224 shares of its common stock, of which directors and officers of the Company purchased 286,244 shares (the “Offering”). The Offering resulted in gross proceeds of $6.3 million to the Company. There were no underwriting discounts or commissions. The Offering price was $12.64 per share, which was the closing price for the Company’s common stock on the Nasdaq Global Market on February 22, 2019, the trading day prior to the closing of the Offering. Directors and officers paid the same price as other investors. The Company relied on the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Act”). The Offering was made only to accredited investors as that term is defined in Rule 501(a) of Regulation D under the Act.

On January 9, 2019, the Company declared a cash dividend of $0.14 per share and was paid to stockholders on February 22, 2019, with a record date of February 8, 2019.

On January 30, 2019, Company closed a private placement of Series G 6.0% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $5,330,000 for 533 shares. The sale represents 21% of the gross proceeds of the Company’s total issued and outstanding Noncumulative Perpetual Preferred Stock. The purchase price was $10,000 per share. The Company relied on the exemption from registration with the Securities and Exchange Commission (“SEC”) provided under SEC Rule 506 of Regulation D.

On January 30, 2019, the Company amended its Restated Certificate of Incorporation to revise Article V to create a new Series G 6.0% Noncumulative Perpetual Preferred Stock, which sets forth the number of shares to be included in such new series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Such amendment to the Restated Certificate of Incorporation was approved by the Board of Directors of the Company on December 12, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2018 is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wolf and Company, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2018 that appears in Item 8 of this Form 10-K.

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

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) is incorporated herein by reference.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2019 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2019 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to Baker Tilly Virchow Krause, LLP and to Wolf & Company, P.C.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)  Report of Independent Registered Public Accounting Firm

(B)  Consolidated Statements of Financial Condition as of December 31, 2018 and 2017

(C)  Consolidated Statements of Operations for each of the Years in the Three-Year period ended December 31, 2018

(D)  Consolidated Statements of Comprehensive Income for each of the Years in the Three-Year period ended December 31, 2018

(E)  Consolidated Statements of Changes in Stockholders’ Equity for each of the Years in the Three-Year period ended December 31, 2018

(F)  Consolidated Statements of Cash Flows for each of the Years in the Three-Year period ended December 31, 2018

(G)  Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)  Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc. (1)
3.2	Bylaws of BCB Bancorp, Inc. (2)
3.3	Certificate of Amendment to Restated Certificate of Incorporation (12)
3.4	Certificate of Amendment to Restated Certificate of Incorporation (13)
3.5	Certificate of Amendment to Restated Certificate of Incorporation (14)
3.6	Certificate of Amendment to Restated Certificate of Incorporation (18)
3.7	Certificate of Amendment to Restated Certificate of Incorporation (19)
4.1	Specimen Stock Certificate (3)
4.2	Subordinated Note Purchase Agreement (22)
10.1	BCB Community Bank 2002 Stock Option Plan (4)
10.2	BCB Community Bank 2003 Stock Option Plan (5)
10.3	Amendment to 2002 and 2003 Stock Option Plans (6)
10.4	2005 Director Deferred Compensation Plan (7)
10.5	Employment Agreement with Thomas M. Coughlin (8)
10.6	BCB Bancorp, Inc. 2011 Stock Option Plan (9)
10.7	Employment Agreement with Thomas Keating (11)
10.9	Employment Agreement with John J. Brogan (16)
10.10	Employment Agreement with Sandra Sievewright (18)
10.11	Addendum to Employment Agreement with Thomas M. Coughlin (17)
10.12	BCB Bancorp, Inc. 2018 Equity Incentive Plan (20)
10.13	Employment Agreement with Michael Lesler (21)
14	Code of Ethics (10)
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm – Wolf & Company, P.C..
24	Consent of Independent Registered Public Accounting Firm – Baker Tiller Virchow Krause, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File Number 000-50275) filed with the Securities and Exchange Commission on July 14, 2015.
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
(7)

Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

(8)	Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on September 11, 2015.
(9)

Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Shareholders (File No. 000-50275), filed by the Company with the Securities and Exchange Commission on Schedule 14A on March 28, 2011.

(10)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.
(11)	Incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the Securities and Exchange Commission on June 28, 2017.
(12)	Incorporated by reference to Exhibit 3.3 to the Form 8-K filed with the Securities and Exchange Commission on February 20, 2013.
(13)	Incorporated by reference to Exhibit 3.4 to the Form 8-K filed with the Securities and Exchange Commission on March 31, 2017.
(14)	Incorporated by reference to Exhibit 3.5 to the Form 8-K filed with the Securities and Exchange Commission on January 18, 2017.
(15)	Incorporated by reference to Exhibit 10.9 to the Form 8-K filed with the Securities and Exchange Commission on July 3, 2017.
(16)	Incorporated by reference to Exhibit 10.10 to the Form 8-K filed with the Securities and Exchange Commission on July 3, 2017.
(17)	Incorporated by reference to Exhibit 10.11 to the Form S-8 filed with the Securities and Exchange Commission on May 14, 2018.
(18)	Incorporated by reference to Exhibit 3.6 to the Form 8-K filed with the Securities and Exchange Commission on January 18, 2017.
(19)	Incorporated by reference to Exhibit 3.7 to the Form 8-K filed with the Securities and Exchange Commissions on February 25, 2019.
(20)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 6, 2018.
(21)	Incorporated by reference to Exhibit 10.13 to the Form 8-K filed with the Securities and Exchange Commission on April 4, 2018.
(22)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2018.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 18, 2019	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Coughlin
Thomas Coughlin	President, Chief Executive Officer and Director	March 18, 2019
(Principal Executive Officer)

/s/ Thomas P. Keating
Thomas P. Keating	Chief Financial Officer	March 18, 2019
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 18, 2019

/s/ Robert Ballance
Robert Ballance	Director	March 18, 2019

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 18, 2019

/s/ Joseph J. Brogan
Joseph J. Brogan	Director	March 18, 2019

/s/ James E. Collins
James E. Collins	Director	March 18, 2019

/s/ Vincent DiDomenico, Jr.
Vincent DiDomenico, Jr.	Director	March 18, 2019

/s/ Joseph Lyga
Joseph Lyga	Director	March 18, 2019

/s/ August Pellegrini, Jr.
August Pellegrini, Jr.	Director	March 18, 2019

/s/ James Rizzo
James Rizzo	Director	March 18, 2019

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 18, 2019