Form 10-Q
period 2019-03-31
BCB BANCORP INC
filed 2019-05-08
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2019, BCB Bancorp, Inc., had 16,398,459 shares of common stock, no par value, outstanding.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	BCBP	The Nasdaq Stock Market, LLC

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Cash and amounts due from depository institutions	$18,610	$18,970
Interest-earning deposits	174,938	176,294
Total cash and cash equivalents	193,548	195,264

Interest-earning time deposits	735	735
Debt securities available for sale	117,942	119,335
Equity investments	7,963	7,672
Loans held for sale	1,347	1,153
Loans receivable, net of allowance for loan losses
of $23,004 and $22,359 respectively	2,307,140	2,278,492
Federal Home Loan Bank of New York stock, at cost	13,405	13,405
Premises and equipment, net	35,703	20,293
Accrued interest receivable	9,750	8,378
Other real estate owned	1,746	1,333
Deferred income taxes	13,302	13,601
Goodwill and other intangibles	5,584	5,604
Other assets	10,235	9,466
Total Assets	$2,718,400	$2,674,731

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$273,370	$263,960
Interest bearing deposits	1,915,263	1,916,764
Total deposits	2,188,633	2,180,724
FHLB advances	245,800	245,800
Subordinated debt	36,635	36,577
Other liabilities and accrued interest payable	30,614	11,415
Total Liabilities	2,501,682	2,474,516

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized;
issued and outstanding 8,340 shares of series C 6%, series D 4.5%, series G 6%, (liquidation value $10,000 per share)
and series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at March 31, 2019 and 7,807 shares of series C 6%, series D 4.5%, (liquidation value $10,000 per share)
and series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at December 31, 2018	-	-
Additional paid-in capital preferred stock	25,016	19,706
Common stock: no par value; 20,000,000 shares authorized; issued 18,365,677 and 18,352,748 at March 31, 2019 and December 31, 2018, respectively, outstanding 16,398,459 shares and
15,889,306 shares, at March 31, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital common stock	176,379	175,500
Retained earnings	40,750	38,405
Accumulated other comprehensive (loss)	(3,379)	(5,076)
Treasury stock, at cost, 1,967,218 and 2,463,442 shares at March 31, 2019 and December 31, 2018, respectively	(22,048)	(28,320)
Total Stockholders' Equity	216,718	200,215

Total Liabilities and Stockholders' Equity	$2,718,400	$2,674,731

See accompanying notes to unaudited consolidated financial statements

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2019	2018

Interest income:
Loans, including fees	$28,233	$19,521
Mortgage-backed securities	770	699
Municipal bonds and other debt	128	104
FHLB stock and other interest earning assets	1,347	618
Total interest income	30,478	20,942

Interest expense:
Deposits:
Demand	1,576	797
Savings and club	113	97
Certificates of deposit	5,990	2,730
	7,679	3,624
Borrowings	1,897	878
Total interest expense	9,576	4,502

Net interest income	20,902	16,440
Provision for loan losses	889	1,342

Net interest income after provision for loan losses	20,013	15,098

Non-interest income:
Fees and service charges	883	710
Gain on sales of loans	318	583
Gain (loss) on bulk sale of impaired loans held in portfolio	107	(24)
Gain on sales of other real estate owned	8	-
Unrealized gain (loss) on equity investments	291	(127)
Other	53	2,244
Total non-interest income	1,660	3,386

Non-interest expense:
Salaries and employee benefits	6,915	6,267
Occupancy and equipment	2,630	2,062
Data processing and service fees	721	729
Professional fees	533	505
Director fees	318	201
Regulatory assessments	457	239
Advertising and promotional	73	85
Other real estate owned, net	(16)	31
Merger related costs	-	145
Other	2,146	1,747
Total non-interest expense	13,777	12,011

Income before income tax provision	7,896	6,473
Income tax provision	2,445	1,841

Net Income	$5,451	$4,632
Preferred stock dividends	317	166
Net Income available to common stockholders	$5,134	$4,466

Net Income per common share-basic and diluted
Basic	$0.32	$0.30
Diluted	$0.32	$0.29

Weighted average number of common shares outstanding
Basic	16,078	15,048
Diluted	16,111	15,181

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended March 31,
	2019	2018

Net Income	$5,451	$4,632
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period	2,266	(2,380)
Tax Effect	(569)	669
Net of Tax Effect	1,697	(1,711)
Other comprehensive (loss) income	1,697	(1,711)
Comprehensive income	$7,148	$2,921

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2019	$-	$-	$195,206	$38,405	$(28,320)	$(5,076)	$200,215

Issuance of common stock	-	-	6,239	-	-	-	6,239

Issuance of Series G Preferred Stock	-	-	5,310	-	-	-	5,310

Stock-based compensation expense	-	-	190	-	-	-	190

Treasury Stock allocated to Common Stock issuance	-	-	(5,707)	(565)	6,272	-	-

Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(317)	-	-	(317)

Cash dividends on common stock ($0.14 per share declared)	-	-		(2,136)	-	-	(2,136)

Dividend Reinvestment Plan	-	-	88	(88)	-	-	-

Stock Purchase Plan	-	-	69	-	-	-	69

Net income	-	-	-	5,451	-	-	5,451

Other comprehensive income	-	-	-	-	-	1,697	1,697

Balance at March 31, 2019	$-	$-	$201,395	$40,750	$(22,048)	$(3,379)	$216,718

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2018	$-	$-	$177,471	$31,241	$(29,116)	$(3,142)	$176,454

Exercise of stock options (200 shares)	-	-	2	-	-	-	2

Stock-based compensation expense	-	-	85	-	-	-	85

Dividends payable on Series C 6% and Series D 4.5% noncumulative perpetual preferred stock	-	-	-	(166)	-	-	(166)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,025)	-	-	(2,025)

Dividend Reinvestment Plan	-	-	80	(80)	-	-	-

Stock Purchase Plan	-	-	115	-	-		115

Net income	-	-	-	4,632	-	-	4,632

Reclassification of unrealized gains on AFS equity securities	-	-	-	126	-	(126)	-

Other comprehensive loss	-	-	-	-	-	(1,711)	(1,711)

Balance at March 31, 2018	$-	$-	$177,753	$33,728	$(29,116)	$(4,979)	$177,386

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities :
Net Income	$5,451	$4,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	716	600
Amortization and accretion, net	(765)	(266)
Provision for loan losses	889	1,342
Deferred income tax (benefit)	(270)	(331)
Loans originated for sale	(4,240)	(4,747)
Proceeds from sales of loans	4,364	6,417
Gain on sales of loans originated for sale	(318)	(583)
Gains on sales of other real estate owned	(8)	-
Fair value adjustment of OREO	-	1
Unrealized (gain) loss on equity investments	(291)	127
(Gain) loss on bulk sale of impaired loans held in portfolio	(107)	24
Stock-based compensation expense	190	85
(Increase) decrease in interest receivable	(1,372)	101
(Increase) decrease in other assets	(769)	172
(Decrease) increase in accrued interest payable	(264)	77
Increase in other liabilities	3,404	1,484
Net Cash Provided by Operating Activities	6,610	9,135
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	3,614	7,330
Purchases of securities available for sale	-	(14,645)
Proceeds from sales of other real estate owned	142	-
Proceeds from bulk sale of impaired loans held	402	250
Net increase in loans receivable	(29,451)	(123,078)
Additions to premises and equipment	(107)	(127)
Purchase of Federal Home Loan Bank of New York stock	-	(675)
Net Cash Used In Investing Activities	(25,400)	(130,945)
Cash flows from financing activities:
Net increase in deposits	7,909	121,983
Proceeds from Federal Home Loan Bank of New York advances	-	60,000
Repayments of Federal Home Loan Bank of New York advances	-	(45,000)
Cash dividends paid on common stock	(2,136)	(2,025)
Cash dividends paid on preferred stock	(317)	(166)
Net proceeds from issuance of common stock	6,308	115
Net proceeds from issuance of preferred stock	5,310	-
Exercise of stock options	-	2
Net Cash Provided by Financing Activities	17,074	134,909

Net (Decrease) Increase In Cash and Cash Equivalents	(1,716)	13,099
Cash and Cash Equivalents-Beginning	195,264	124,235

Cash and Cash Equivalents-Ending	$193,548	$137,334

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$218	$143
Interest	$9,840	$4,425
Non-cash items:
Transfer of loans to other real estate owned	$547	$881

See accompanying notes to unaudited consolidated financial statements

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the “Company”) and the Company’s wholly owned subsidiaries, BCB Community Bank (the “Bank”), BCB Holding Company Investment Company, BCB New York Asset Management, Inc., Pamrapo Service Corporation, REO Special Asset I, LLC., and REO Special Asset II, LLC. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited consolidated financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between March 31, 2019, and the date these consolidated financial statements were issued.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance became effective for the Company in 2019. The standard has been applied using a modified retrospective transition method. The right-of-use asset and lease liability are reported on the Company’s consolidated statement of financial condition. The adoption of the provisions of this update did not have a significant impact to our consolidated statements of income.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements. The amendments are effective for the Company in 2020. The Company is evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations. The effect of this change cannot be ascertained at this point, and will depend upon factors including asset components, asset quality and market conditions at the adoption date.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company recorded a cumulative effect adjustment to the balance sheet as of January 1, 2018 in the amount of $126,000, representing the unrealized gain of $175,000 at December 31, 2017 net of taxes of $49,000.  The Company recorded a gain to the income statement in the amount of $291,000 for the three months ended March 31, 2019 and a loss of $127,000 for the three months ended March 31, 2018.

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

The acquisition of IAB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The $5.2 million excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition as of March 31, 2019.

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

Note 2 – Acquisition of IA Bancorp, Inc. (continued)

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three separate valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of IAB’s previously established allowance for loan losses.

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

The fair value of savings and transaction deposit accounts acquired from IAB provide value to the Company as a source of below market rate funds. The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, the sum of deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The expected cash-flows of the deposit base included estimated attrition rates. The core deposit intangible was valued at $430,000. The core deposit intangible asset is being amortized on an accelerated basis over ten years. Amortization from the April 17, 2018 acquisition date through March 31, 2019 was $78,000.

The fair value of certificate of deposit accounts was determined by compiling individual account data into groups of equal remaining maturities with corresponding calculated weighted average rates. Each maturity group’s weighted average rate was compared to market rates for similar maturities and then priced to yield market rates. This valuation adjustment was determined to be a $751,000 premium and is being amortized in line with the expected cash flows driven by the maturities of these deposits, primarily over five years.

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

Direct costs related to the merger were accrued and expensed as incurred. During the three months ended March 31, 2018, the Company incurred $145,000 in merger-related expenses, and there were no such expenses incurred for the three months ended March 31, 2019.

Note 2 – Acquisition of IA Bancorp, Inc. (continued)

Supplemental Pro Forma Financial Information

The following table presents unaudited condensed pro forma financial information assuming the IAB acquisition had been completed as of January 1, 2018 and for the three months ended March 31, 2018. The table has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred at the beginning of the periods presented, nor is it indicative of future results.

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

	Actual Combined	Pro forma Combined
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Interest income	$30,478	$23,534
Interest expense	9,576	5,236
Provision for loan losses	889	1,342
Non-interest income	1,660	3,433
Non-interest expense	13,777	13,395
Income Taxes	2,445	1,997
Net Income	5,451	4,997

Earnings per diluted share	$0.32	$0.32

Note 3 – Reclassification

Certain amounts as of December 31, 2018 and for the three month period ended March 31, 2018 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

Note 4 – Pension and Equity Incentive Plans

Pension Plan

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

Net periodic pension cost (benefit) for the three months ended March 31, 2019 and March 31, 2018 was $40,000 and ($10,000), respectively. Net periodic postretirement cost for the SERP plan for each of the three months ended March 31, 2019 and March 31, 2018 was $3,000.

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

Note 4 – Pension and Equity Incentive Plans (continued)

The following table presents a summary of the status of the Company’s restricted shares as of March, 31, 2019.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	67,321	$11.26
Granted	-
Vested	-
Forfeited	-
Non-vested at March 31, 2019	67,321	$11.26

Expected future expenses relating to the non-vested restricted shares outstanding as of March 31, 2019 was $624,000 over a weighted average period of 1.71 years.

The following tables present a summary of the status of the Company’s outstanding stock option awards as of March 31, 2019 and March 31, 2018.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2018	1,104,600	$8.93 - 13.32	$11.36

Options granted	-
Options exercised	-
Options forfeited	-
Options expired	-

Outstanding at March 31, 2019	1,104,600	$8.93 - 13.32	$11.36

As of March 31, 2019, stock options which were granted and were exercisable totaled 268,633 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 835,967 shares of unvested options outstanding as of March 31, 2019 was $1.6 million over a weighted average period of 5.21 years.

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

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to 705,233 shares of unvested options outstanding as of March 31, 2018 was $1.5 million over a weighted average period of 7.18 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2019 and 2018, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended March 31, 2019 and 2018 the weighted average number of outstanding options considered to be anti-dilutive were 21,026 and 1,388 respectively. At March 31, 2019, the Company has 6,465 shares of its Series F 6% noncumulative perpetual preferred stock (“Series F shares”) issued and outstanding, which are convertible into the Company’s common stock. The conversion of Series F shares to common shares was not included in the computation of diluted earnings per share as they would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Net income available to common stockholders	$5,134			$4,466

Basic earnings per share-
Income available to
Common stockholders	$5,134	16,078	$0.32	$4,466	15,048	$0.30

Effect of dilutive securities:
Stock options	-	33		-	133

Diluted earnings per share-
Income available to
Common stockholders	$5,134	16,111	$0.32	$4,466	15,181	$0.29

Note 6 –Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Due after one year through five years	$5,553	$25	$96	$5,482
Due after five years through ten years	3,049	31	-	3,080
Due after ten years	107,312	252	1,915	105,649

Municipal obligations:
Due within one year	496	-	-	496
Due after one year through five years	918	22	-	940
Due after five years through ten years	1,224	34	-	1,258
Due after ten years	1,031	6	-	1,037
	$119,583	$370	$2,011	$117,942

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Due after one year through five years	$5,613	$10	$124	$5,499
Due after five years through ten years	3,246	2	1	3,247
Due after ten years	110,710	52	3,868	106,894

Municipal obligations:
Due within one year	495	-	-	495
Due after one year through five years	917	10	-	927
Due after five years through ten years	1225	13	1	1237
Due after ten years	1,036	-	-	1,036
	$123,242	$87	$3,994	$119,335

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2019
Residential mortgage-backed securities	$2,770	$21	$83,464	$1,990	$86,234	$2,011
	$2,770	$21	$83,464	$1,990	$86,234	$2,011

December 31, 2018
Residential mortgage-backed securities	$39,289	$879	$62,860	$3,114	$102,149	$3,993
Municipal obligations	1,879	1	-	-	1,879	1
	$41,168	$880	$62,860	$3,114	$104,028	$3,994

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At March 31, 2019 and December 31, 2018, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at March 31, 2019 and December 31, 2018, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable as of March 31, 2019 and December 31, 2018 by segment and class:

	March 31, 2019	December 31, 2018
	(In Thousands)
Originated loans:
Residential one-to-four family	$214,971	$213,200
Commercial and multi-family	1,572,932	1,540,766
Construction	114,462	106,187
Commercial business(1)	140,103	136,966
Home equity(2)	49,102	54,271
Consumer	686	726

Sub-total	2,092,256	2,052,116

Acquired loans initially recorded at fair value:
Residential one-to-four family	41,833	43,495
Commercial and multi-family	145,722	150,239
Construction	-	1,596
Commercial business(1)	25,968	27,373
Home equity(2)	17,599	18,376
Consumer	45	83

Sub-total	231,167	241,162

Acquired loans with deteriorated credit:
Residential one-to-four family	1,380	1,390
Commercial and multi-family	5,672	6,832
Construction	-	-
Commercial business(1)	996	854
Home equity(2)	245	248
Consumer	-	-

Sub-total	8,293	9,324

Total Loans	2,331,716	2,302,602

Less:
Deferred loan fees, net	(1,572)	(1,751)
Allowance for loan losses	(23,004)	(22,359)

Sub-total	(24,576)	(24,110)

Total Loans, net	$2,307,140	$2,278,492

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Purchased Credit Impaired Loans

The carrying value of loans acquired in the IAB acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $6.2 million at March 31, 2019, which was $1.0 million less than the balance at December 31, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non- accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality for which the Company applies the provisions of ASC 310-30 (in Thousands):

	Three months ended March 31, 2019	Three months ended March 31, 2018
(Dollars in thousands)
Balance, beginning of Period	$2,704	$2,230
Accretion recorded to interest income	(253)	(84)
Balance, end of Period	$2,451	$2,146

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in the Company’s Consolidated Statements of Financial Condition. (In thousands):

	March 31,	December 31,
	2019	2018

Unpaid principal balance	$292,628	$301,357
Recorded investment	239,460	250,486

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2019. The table also details the amount of total loans receivable, loans receivable that are evaluated individually and collectively for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class, as of March 31, 2019 (In thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,374	$14,000	$1,003	$3,869	$313	$2	$189	$21,750
Acquired loans initially recorded at fair value:	335	-		-	-	-	-	335
Acquired loans with deteriorated credit:	39	168	-	64	3	-	-	274
Beginning Balance, December 31, 2018	2,748	14,168	1,003	3,933	316	2	189	22,359

Charge-offs:
Originated Loans:	-	111	-	145	-	-	-	256
Sub-total:	-	111	-	145	-	-	-	256

Recoveries:
Originated Loans:	-	-	-	9	-	-	-	9
Acquired loans initially recorded at fair value:	-	-	-	-	3	-	-	3
Sub-total:	-	-	-	9	3	-	-	12

Provisions:
Originated Loans:	97	1,188	206	(405)	(48)	(2)	(157)	879
Acquired loans initially recorded at fair value:	69	-	-	-	(3)	-	-	66
Acquired loans with deteriorated credit:	(7)	(24)	-	(25)	-	-	-	(56)
Sub-total:	159	1,164	206	(430)	(51)	(2)	(157)	889

Totals:
Originated Loans:	2,471	15,077	1,209	3,328	265	-	32	22,382
Acquired loans initially recorded at fair value:	404	-	-	-	-	-	-	404
Acquired loans with deteriorated credit:	32	144	-	39	3	-	-	218
Ending Balance, March 31, 2019	$2,907	$15,221	$1,209	$3,367	$268	$-	$32	$23,004

Loans Receivable:

Ending Balance Originated Loans:	$214,971	$1,572,932	$114,462	$140,103	$49,102	$686	$-	$2,092,256
Ending Balance Acquired loans initially recorded at fair value:	41,833	145,722	-	25,968	17,599	45	-	231,167
Ending Balance Acquired loans with deteriorated credit:	1,380	5,672	-	996	245	-	-	8,293
Total Gross Loans:	$258,184	$1,724,326	$114,462	$167,067	$66,946	$731	$-	$2,331,716

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$5,985	$11,731	$-	$1,482	$905	$-	$-	$20,103
Ending Balance Acquired loans initially recorded at fair value:	5,657	4,835	-	52	343	-	-	10,887
Ending Balance Acquired loans with deteriorated credit:	1,380	5,471	-	759	46	-	-	7,656
Ending Balance Loans individually
evaluated for impairment:	$13,022	$22,037	$-	$2,293	$1,294	$-	$-	$38,646

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$208,986	$1,561,201	$114,462	$138,621	$48,197	$686	$-	$2,072,153
Ending Balance Acquired loans initially recorded at fair value:	36,176	140,887	-	25,916	17,256	45	-	220,280
Ending Balance Acquired loans with deteriorated credit:	-	201	-	237	199	-	-	637
Ending Balance Loans collectively
evaluated for impairment:	$245,162	$1,702,289	$114,462	$164,774	$65,652	$731	$-	$2,293,070
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of March 31, 2019 and December 31, 2018. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2019 and December 31, 2018, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of March 31, 2019	As of December 31, 2018
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$1,415	$1,160
Commercial and multi-family	1,364	2,568
Commercial business(1)	256	356
Home equity(2)	272	277

Sub-total:	3,307	4,361

Acquired loans initially recorded at fair value:
Residential one-to-four family	1,704	2,165
Commercial and multi-family	597	605
Commercial business(1)	-	48
Home equity(2)	62	42

Sub-total:	2,363	2,860

Total	$5,670	$7,221

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $5.8 million at March 31, 2019, and $7.0 million at December 31, 2018.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months ended March 31, 2019 and 2018 (In thousands):

	Three Months Ended March 31,
	2019	2019	2018	2018

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
With no related allowance recorded:

Residential one-to-four family	$3,073	$28	$1,981	$7
Commercial and Multi-family	12,221	134	11,897	77
Commercial business(1)	1,063	42	382	4
Home equity(2)	758	6	897	7

Sub-total:	$17,115	$210	$15,157	$95

Acquired loans initially recorded at fair value
With no related allowance recorded:

Residential one-to-four family	$2,753	$25	$3,876	$30
Commercial and Multi-family	3,946	55	3,793	59
Commercial business(1)	53	1	-	-
Home equity(2)	230	3	231	-
Consumer	11	-	-	4

Sub-total	$6,993	$84	$7,900	$93

Acquired loans with deteriorated credit
With no related allowance recorded:

Residential one-to-four family(3)	$1,019	$16	$1,225	$16
Commercial and Multi-family(3)	6,050	6	512	7
Commercial business(1)(3)	785	-	-	-
Home equity(2)(3)	48	-	-	-

Sub-total:	$7,902	$22	$1,737	$23

Total Impaired Loans
With no related allowance recorded:	$32,010	$316	$24,794	$211

__________

(1)	Includes business lines of credit.
(2)	Includes home equity lines of credit.
(3)	Does not include accretable yield on loans acquired with deteriorated credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three months ended March 31, 2019 and 2018. (In thousands):

	Three Months Ended March 31,
	2019	2019	2018	2018

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$2,941	$25	$5,527	$57
Commercial and Multi-family	56	-	243	-
Commercial business(1)	865	27	1,332	16
Home equity(2)	153	2	157	2

Sub-total:	$4,015	$54	$7,259	$75

Acquired loans initially recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,146	$24	$3,580	$32
Commercial and Multi-family	912	4	1,093	5
Home equity(2)	84	2	86	1

Sub-total	$4,142	$30	$4,759	$38

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$366	$5	$185	$5

Sub-total:	$366	$5	$185	$5

Total Impaired Loans
with an allowance recorded:	$8,523	$89	$12,203	$118

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans by portfolio class at

March 31, 2019 and December 31, 2018. (In thousands):

	As of March 31, 2019			As of December 31, 2018
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$3,523	$3,577	$-	$2,623	$2,689	$-
Commercial and multi-family	11,731	12,215	-	12,711	13,308	-
Commercial business(1)	1,151	3,743	-	974	3,411	-
Home equity(2)	753	772	-	762	779	-

Sub-total:	$17,158	$20,307	$-	$17,070	$20,187	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$2,382	$2,504	$-	$3,123	$3,254	$-
Commercial and Multi-family	3,931	3,931	-	3,961	3,961	-
Commercial business(1)	52	52	-	53	53	-
Home equity(2)	259	263	-	222	222	-

Sub-total:	$6,624	$6,750	$-	$7,359	$7,490	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$1,015	$1,571	$-	$1,023	$1,579	$-
Commercial and Multi-family	5,471	6,586	-	6,628	7,957	-
Commercial business(1)	759	6,210	-	810	6,253	-
Home equity(2)	46	54	-	49	57	-

Sub-total:	$7,291	$14,421	$-	$8,510	$15,846	$-

Total Impaired Loans
with no related allowance recorded:	$31,073	$41,478	$-	$32,939	$43,523	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at March 31, 2019 and December 31, 2018. (In thousands):

	As of March 31, 2019			As of December 31, 2018
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$2,462	$2,467	$98	$3,420	$3,420	$229
Commercial and Multi-family	-	-	-	111	153	111
Commercial business(1)	331	1,479	292	1,398	1,549	905
Home equity(2)	152	152	20	153	153	21

Sub-total:	$2,945	$4,098	$410	$5,082	$5,275	$1,266

Acquired loans initially recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$3,275	$3,436	$513	$3,016	$3,166	$532
Commercial and Multi-family	904	1,087	360	920	1,094	369
Commercial business(1)	-	-	-	-	-	-
Home equity(2)	84	84	5	84	84	5

Sub-total	$4,263	$4,607	$878	$4,020	$4,344	$906

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$365	$413	$8	$367	$414	$9

Sub-total:	$365	$413	$8	$367	$414	$9

Total Impaired Loans
with an allowance recorded:	$7,573	$9,118	$1,296	$9,469	$10,033	$2,181

Total Impaired Loans
with no related allowance recorded:	$31,073	$41,478	$-	$32,939	$43,523	$-

Total Impaired Loans:	$38,646	$50,596	$1,296	$42,408	$53,556	$2,181

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

	At March 31, 2019	At December 31, 2018
	(In thousands)
Recorded investment in TDRs:
Accrual status	$23,059	$22,477
Non-accrual status	3,395	4,136
Total recorded investment in TDRs	$26,454	$26,613

The following table summarizes information with regard to troubled debt restructurings which occurred during the three months ended March 31, 2019.

Three Months Ended March 31, 2019 (Dollars in Thousands)		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	$1	$181	$186
Commercial and multi-family	1	877	1,039
Commercial business(1)	1	145	153
Total	$3	$1,203	$1,378

The following table summarizes information with regard to troubled debt restructurings which occurred during the three months ended March 31, 2018.

Three Months Ended March 31, 2018 (Dollars in Thousands)		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Originated loans:
Residential one-to-four family	1	$640	$640
Sub-total:	1	$640	$640

Acquired loans initially recorded at fair value:
Residential one-to-four family	1	$179	$179
Sub-total:	1	$179	$179

Total	2	$819	$819

_________

(1) Includes business lines of credit.

The loans included above are considered TDRs as a result of the Company implementing one or more of the following concessions: granting a material extension of time, issuing a forbearance agreement, adjusting the interest rate to a below market rate and/or accepting interest only for a period of time or a change in amortization period.

Troubled debt restructurings for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2019 totaled $0 for zero contracts and $3,376,000 for three contracts during the three months ended March 31, 2018.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of March 31, 2019:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,223	$1,867	$1,013	$4,103	$210,868	$214,971	$-
Commercial and multi-family	15,234	-	-	15,234	1,557,698	1,572,932	-
Construction	-	-	-	-	114,462	114,462	-
Commercial business(1)	6,259	400	60	6,719	133,384	140,103	-
Home equity(2)	101	-	37	138	48,964	49,102	-
Consumer	-	-	-	-	686	686	-

Sub-total:	$22,817	$2,267	$1,110	$26,194	$2,066,062	$2,092,256	$-

Acquired loans initially recorded at fair value:
Residential one-to-four family	$601	$-	$1,301	$1,902	$39,931	41,833	$-
Commercial and multi-family	2,949	-	2	2,951	142,771	145,722	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	2,684	377	-	3,061	22,907	25,968	-
Home equity(2)	239	279	42	560	17,039	17,599	-
Consumer	-	-	-	-	45	45	-

Sub-total:	$6,473	$656	$1,345	$8,474	$222,693	$231,167	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,380	1,380	$-
Commercial and multi-family	-	-	4,868	4,868	804	5,672	-
Commercial business(1)	194	-	53	247	749	996	-
Home equity(2)	-	46	-	46	199	245	-
						-
Sub-total:	$194	$46	$4,921	$5,161	$3,132	$8,293	$-

Total	$29,484	$2,969	$7,376	$39,829	$2,291,887	$2,331,716	$-
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

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of March 31, 2019, we had $0 in assets classified as losses, and $24.0 million in assets classified as substandard, all of which $24.0 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of March 31, 2019. (In thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$209,888	$2,022	$3,061	$-	$-	$214,971
Commercial and multi-family	1,559,284	4,168	9,480	-	-	1,572,932
Construction	113,794	668	-	-	-	114,462
Commercial business(1)	137,068	1,927	1,108	-	-	140,103
Home equity(2)	48,767	63	272	-	-	49,102
Consumer	680	6	-	-	-	686

Sub-total:	$2,069,481	$8,854	$13,921	$-	$-	$2,092,256

Acquired loans initially recorded at fair value:
Residential one-to-four family	$39,811	$-	$2,022	$-	$-	41,833
Commercial and multi-family	142,221	1,344	2,157	-	-	145,722
Construction	-	-	-	-	-	-
Commercial business(1)	24,867	1,101	-	-	-	25,968
Home equity(2)	17,513	-	86	-	-	17,599
Consumer	45	-	-	-	-	45

Sub-total:	$224,457	$2,445	$4,265	$-	$-	$231,167

Acquired loans with deteriorated credit:
Residential one-to-four family	$807	$559	$14	$-	$-	1,380
Commercial and multi-family	201	499	4,972	-	-	5,672
Construction	-	-	-	-	-	-
Commercial business(1)	-	237	759	-	-	996
Home equity(2)	199	-	46	-	-	245
Consumer	-	-	-	-	-	-

Sub-total:	$1,207	$1,295	$5,791	$-	$-	$8,293

Total Gross Loans	$2,295,145	$12,594	$23,977	$-	$-	$2,331,716

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

On January 30, 2019, BCB Bancorp, Inc. (the “Company”) closed a private placement of Series G 6.0% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $5,330,000 for 533 shares.

On February 25, 2019, BCB Bancorp, Inc. (the “Company”) closed a private placement offering of 496,224 shares of its common stock, of which directors and officers of the Company purchased 286,244 shares (the “Offering”). The Offering resulted in gross proceeds of $6.272 million to the Company.

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment to intangible assets at March 31, 2019.

Amortization expense of the core deposit intangibles was $19,000 for the three months ended March 31, 2019. The unamortized balance of the core deposit intangibles and the amount of goodwill at March 31, 2019 were $352,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2019:
Securities Available for Sale
Residential mortgage backed securities	$114,211	$-	$114,211	$-
Municipal obligations	3,731	-	3,731	-
Total Securities Available for Sale	117,942	-	117,942	-

Preferred Stock
Equity Investments	7,963	7,963	-	-
Total Securities Available for Sale	$7,963	$7,963	$-	$-

As of December 31, 2018:
Securities Available for Sale
Residential mortgage backed securities	$115,640	$-	$115,640	$-
Municipal obligations	3,695	-	3,695	-
Total Securities Available for Sale	119,335	-	119,335	-

Preferred Stock
Equity Investments	7,672	7,672	-	-
Total Securities	$7,672	$7,672	$-	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2019 and 2018.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2019
Impaired Loans	$6,277	$-	$-	$6,277
Other real estate owned	$1,746	$-	$-	$1,746

As of December 31, 2018:
Impaired Loans	$7,288	$-	$-	$7,288
Other real estate owned	$1,333	$-	$-	$1,333

Note 10 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2019 and December 31, 2018 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
March 31, 2019:
Impaired Loans	$6,277	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,746	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2018:
Impaired Loans	$7,288	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,333	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not objectively determinable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of March 31, 2019 and December 31, 2018.

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

Note 10 – Fair Values of Financial Instruments (Continued)

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2019 and December 31, 2018 consisted of the loan balances of $7.6 million and $9.5 million, net of a valuation allowance of $1.3 million and $2.2 million, respectively.

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

Note 10 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$193,548	$193,548	$193,548	$-	$-
Interest-earning time deposits	735	735	735	-	-
Debt securities available for sale	117,942	117,942	-	117,942	-
Equity investments	7,963	7,963	7,963	-	-
Loans held for sale	1,347	1,347	-	1,347	-
Loans receivable, net	2,307,140	2,291,599	-	-	2,291,599
FHLB of New York stock, at cost	13,405	13,405	-	13,405	-
Accrued interest receivable	9,750	9,750	-	9,750	-
Other Real Estate Owned	1,746	1,746	-	-	1,746

Financial liabilities:
Deposits	2,188,633	2,197,683	1,106,248	1,091,435	-
Borrowings	245,800	245,305	-	245,305	-
Subordinated debentures	36,635	36,561	-	36,561	-
Accrued interest payable	2,297	2,297	-	2,297	-

	As of December 31, 2018

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$195,264	$195,264	$195,264	$-	$-
Interest-earning time deposits	735	735	735	-	-
Debt securities available for sale	119,335	119,335	-	119,335	-
Equity investments	7,672	7,672	7,672	-	-
Loans held for sale	1,153	1,153	-	1,153	-
Loans receivable, net	2,278,492	2,245,150	-	-	2,245,150
FHLB of New York stock, at cost	13,405	13,405	-	13,405	-
Accrued interest receivable	8,378	8,378	-	8,378	-
Other Real Estate Owned	1,333	1,333	-	-	1,333

Financial liabilities:
Deposits	2,180,724	2,189,404	1,075,539	1,113,865	-
Borrowings	245,800	244,049	-	244,049	-
Subordinated debentures	36,577	36,316	-	36,316	-
Accrued interest payable	2,561	2,561	-	2,561	-

Note 11 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72%.  until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $989,000 at March 31, 2019.

The Company also has $4,124,000 of mandatory redeemable Trust Preferred securities. These interest rate on these floating rate junior subordinated debentures adjusts quarterly.

Note 12 – Lease Obligations

In February 2016, FASB issued ASU 2016-02, Leases, which requires a lessee to recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a right-of-use (“ROU”) asset. The Company adopted this standard in the first quarter of 2019 using the option to apply the transition provisions of the new standard at the adoption date instead of the earliest period presented as provided in ASU 2018-11.

The right-of-use asset and related liability included in the balance sheet at March 31, 2019 were as follows (dollars in thousands):

	Premises and Equipment, net	Other Liabilities
Operating Leases	$15,346	$15,381

The Company leases 28 of our offices under various operating lease agreements. The leases have remaining terms of 1 year to 13 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

The Company evaluates its contracts and service agreements in order to determine if there is an asset imbedded in such contracts and agreements. Such determination is based upon whether there is a specific asset covered by the agreement, whether the Company is entitled to all of the economic benefits to the asset over the term of the agreement, and whether the Company has full control and use of the asset over the term of the agreement without substitution rights or direction of use of the asset by the lessor.

The Company includes in its determination of its lease liability and concurrent right of use asset those renewal or purchase options for which it is reasonably certain it will exercise. Currently, the Company does not expect to exercise such options and, accordingly, they are excluded in the determination of the lease liabilities and the concurrent right of use assets.

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

To calculate its lease liabilities, the Company uses a discount rate based upon the applicable borrowing rates of the Federal Home Loan Bank for maturities corresponding to the termination dates of the specific leases.

The following table presents certain information related to the Company’s adoption of ASU 2016-02 (in Thousands):

Three Months Ended March 31, 2019
Operating lease cost	$750

Variable lease cost-operating leases	$132

At March 31, 2019
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$15,991

Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$15,346

Current liabilities	$2,650
Operating lease liabilities (noncurrent portion)	12,731
Total operating lease liabilities	$15,381

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

Weighted Average Remaining Lease Term
Operating leases	7	years

Weighted Average Discount Rate
Operating leases	3.15%

The following table summarizes the Company’s maturity of lease obligations for operating and finance leases at March 31, 2019:

Maturities of lease liabilities:
At March 31, 2019
Operating Leases
2020	$3,089
2021	2,947
2022	2,652
2023	2,342
2024	1,662
Thereafter	4,592
Total lease payments	17,284
Less imputed interest	(1,903)
Total	$15,381

Note 13 – Subsequent Events

On April 25, 2019, at the Annual Meeting of Shareholders of BCB Bancorp, Inc. (the “Company”), upon the recommendation of the Board of Directors, the shareholders voted on and approved an amendment to the Company’s Restated Certificate of Incorporation to increase the

Company’s authorized shares of common stock from 20,000,000 to 40,000,000 and the number of authorized shares of capital stock from 30,000,000 to 50,000,000 (the “Amendment”).

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2019 we had approximately $2.718 billion in consolidated assets, $2.189 billion in deposits and $216.7 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2019 the Bank operated through twenty-nine branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Maplewood, Monroe Township, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2019, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements. There has been no change in critical accounting policies since the Company’s last annual report on Form 10-K.

Recent Events

On February 25, 2019, Company closed a private placement offering of 496,224 shares of its common stock, of which directors and officers of the Company purchased 286,244 shares (the “Offering”). The Offering resulted in gross proceeds of $6.272 million to the Company. There were no underwriting discounts or commissions. The Offering price was $12.64 per share, which was the closing price for the Company’s common stock on the Nasdaq Global Market on February 22, 2019, the trading day prior to the closing of the Offering. Directors and officers paid the same price as other investors. The Company relied on the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act of 1933 (the “Act”). The Offering was made only to accredited investors as that term is defined in Rule 501(a) of Regulation D under the Act.

On January 30, 2019, BCB Bancorp, Inc. (the “Company”) closed a private placement of Series G 6.0% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $5,330,000 for 533 shares. The sale represents 21% of the gross proceeds of the Company’s total issued and outstanding Noncumulative Perpetual Preferred Stock. The purchase price was $10,000 per share. The Company relied on the exemption from registration with the Securities and Exchange Commission (“SEC”) provided under SEC Rule 506 of Regulation D.

Financial Condition

Total assets increased by $43.7 million, or 1.6 percent, to $2.718 billion at March 31, 2019 from $2.675 billion at December 31, 2018. The increase in total assets was primarily the result of organic loan growth as well as the inclusion of operating and finance leases as a result of accounting standards changes as mandated by the Financial Accounting Standards Board’s Accounting Standards Update - Leases Topic 842.

Loans receivable increased by $28.6 million, or 1.3 percent, to $2.307 billion at March 31, 2019 from $2.278 billion at December 31, 2018. The organic growth in loans over the first three months of 2019 represented increases of $26.5 million in commercial real estate and multi-family loans, $6.7 million in construction loans, $1.9 million in commercial business loans, $100,000 in residential one-to-four family loans, partly offset by decreases of $6.0 million in home equity loans and $78,000 in consumer loans. The allowance for loan losses was $23.0 million, or 405.7 percent of non-accruing loans and 0.99 percent of gross loans, at March 31, 2019 as compared to an allowance for loan losses of $22.4 million, or 309.6 percent of non-accruing loans and 0.97 percent of gross loans, at December 31, 2018.

Total cash and cash equivalents decreased by $1.7 million, or 0.9 percent, to $193.5 million at March 31, 2019 from $195.2 million at December 31, 2018. The Company’s level of cash and cash equivalents is a part of the Company’s strategy to maintain strong levels of liquidity.

Total investment securities decreased by $1.1 million, or 0.9 percent, to $125.9 million at March 31, 2019 from $127.0 million at December 31, 2018.

During the quarter ended June 30, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02 - Leases, requiring on-balance sheet reporting for all operating and financing leases, which resulted in the recording of $16.0 million in operating and financing lease right-of-use assets and a corresponding $16.0 million in operating and financing lease liabilities associated with the implementation of the standard.

Deposit liabilities increased by $7.9 million, or 0.4 percent, to $2.189 billion at March 31, 2019 from $2.181 billion at December 31, 2018. Increases over the first three months of 2019 included $43.2 million in certificates of deposit, excluding listing service and brokered deposits, $26.4 million in money market checking accounts, $4.3 million in transaction accounts and $2.4 million in savings and club accounts. The increases provided by the growth in these accounts was somewhat offset by reductions in the Company’s listing service and brokered certificate of deposits, which saw decreases of $1.8 million and $63.6 million, respectively. The Company uses listing service and brokered certificates of deposits as additional sources of deposit liquidity, which totaled $35.1 million and $184.4 million, respectively, at March 31, 2019.

Debt obligations remained flat at $282.4 million at March 31, 2019 and December 31, 2018 and consisted of both Federal Home Loan Bank (“FHLB”) borrowings and subordinated debt balances. FHLB borrowings reflect the use of long-term advances to augment deposits as the Company’s funding source for originating loans and investing in investment securities. The weighted average interest rate of FHLB advances was 2.18 percent at March 31, 2019. The issuance of subordinated debt was to maintain adequate capital ratios for further growth. The fixed interest rate of subordinated debt balances was 5.625% at March 31, 2019.

Stockholders’ equity increased by $16.5 million, or 8.2 percent, to $216.7 million at March 31, 2019 from $200.2 million at December 31, 2018. The increase in stockholders’ equity was primarily attributable to the Company’s issuance of $6.2 million of common stock in a private placement which closed in February, 2019 and the issuance of $5.3 million of preferred series G stock in a private placement, which was issued in January, 2019. Retained earnings increased by $2.3 million to $40.8 million at March 31, 2019 from $38.5 million at December 31, 2018, due primarily to the increase in net income, net of dividends paid. Accumulated other comprehensive losses decreased $1.7 million to $3.4 million at March 31, 2018 from $5.1 million at December 31, 2018.

Net Interest Income Analysis

Net interest income represents the difference between income earned on our interest-earning assets and the expense incurred on our interest-bearing liabilities, and is analyzed and monitored by the Company on a regular basis. The following table sets forth average balance sheets, yields, and costs. The yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,317,250	$28,233	4.87%	$1,720,865	$19,521	4.54%
Investment Securities	139,171	898	2.58%	123,450	803	2.60%
Interest-earning deposits	173,076	1,347	3.11%	123,193	618	2.01%
Total Interest-earning assets	2,629,497	30,478	4.64%	1,967,508	20,942	4.26%
Non-interest-earning assets	60,741			47,254
Total assets	$2,690,238			$2,014,762
Interest-bearing liabilities:
Interest-bearing demand accounts	$341,659	$604	0.71%	$314,074	$426	0.54%
Money market accounts	237,011	972	1.64%	157,421	371	0.94%
Savings accounts	260,524	113	0.17%	258,805	97	0.15%
Certificates of Deposit	1,085,299	5,990	2.21%	720,696	2,730	1.52%
Total interest-bearing deposits	1,924,493	7,679	1.60%	1,450,996	3,624	1.00%
Borrowed funds	283,460	1,897	2.68%	182,013	878	1.93%
Total interest-bearing liabilities	2,207,953	9,576	1.74%	1,633,009	4,502	1.11%
Non-interest-bearing liabilities	275,575			205,033
Total liabilities	2,483,528			1,838,042
Stockholders' equity	206,710			176,720
Total liabilities and stockholders' equity	$2,690,238			$2,014,762
Net interest income		$20,902			$16,440
Net interest rate spread(1)			2.90%			3.15%
Net interest margin(2)			3.18%			3.34%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

Results of Operations comparison for the Three Months Ended March 31, 2019 and 2018

Net income increased $819,000, or 17.7 percent, to $5.5 million for the three months ended March 31, 2019, compared with $4.6 million for the three months ended March 31, 2018. The increase in net income was primarily related to an increase in total interest income and a decrease in the provision for loan losses, partly offset by an increase in interest expense, a decrease in total non-interest income, and a higher income tax provision for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Net interest income increased by $4.5 million, or 27.1 percent, to $20.9 million for the three months ended March 31, 2019 from $16.4 million for the three months ended March 31, 2018. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $662.2 million, or 33.7 percent, to $2.629 billion for the three months ended March 31, 2019 from $1.967 billion for the three months ended March 31, 2018. There was an increase in the average yield on interest-earning assets of 38 basis points to 4.64 percent for the three months ended March 31, 2019 from 4.26 percent for the three months ended March 31, 2018. There was also an increase in the average balance of interest-bearing liabilities of $574.9 million, or 35.2 percent, to $2.208 billion for the three months ended March 31, 2019 from $1.633 billion for the three months ended March 31, 2018, and an increase in the average rate on interest-bearing liabilities of 63 basis points to 1.73 percent for the three months ended March 31, 2019 from 1.10 percent for the three months ended March 31, 2018.

Interest income on loans receivable increased by $8.7 million, or 44.6 percent, to $28.2 million for the three months ended March 31, 2019 from $19.5 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase in the average balance of loans receivable of $596.6 million, or 34.7 percent, to $2.317 billion for the three months ended March 31, 2019 from $1.720 billion for the three months ended March 31, 2018, as well as an increase in the average yield on loans of 34 basis points to 4.87 percent for the three months ended March 31, 2019 from 4.53 percent for the three months ended March 31, 2018. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the acquisition of IAB, which was completed in the second quarter of 2018, while the increase in the average yield on loans related to the rising interest rate environment. Interest income on loans also included $510,000 of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the three months ended March 31, 2019, which added approximately nine basis points to the average yield on interest earning assets on an annualized basis.

Interest income on securities increased by $95,000, or 11.8 percent, to $898,000 for the three months ended March 31, 2019 from $803,000 for the three months ended March 31, 2018. This increase was primarily due to an increase in the average balance of securities of $15.7 million, or 11.8 percent, to $139.2 million for the three months ended March 31, 2019 from $123.5 million for the three months ended March 31, 2018, partly offset by a decrease in the average yield on securities of 2 basis points to 2.58 percent for the three months ended March 31, 2019 from 2.60 percent for the three months ended March 31, 2018. The increase in the average balance of securities related to the Company’s strategy to further strengthen its liquidity position and the acquisition of IAB.

Interest income on other interest-earning assets increased by $729,000, or 118.0 percent, to $1.3 million for the three months ended March 31, 2019 from $618,000 for the three months ended March 31, 2018. This increase was primarily due to an increase in the average balance of other interest earning assets of $49.9 million, or 40.5 percent, to $173.1 million for the three months ended March 31, 2019 from $123.2 million for the three months ended March 31, 2018 as well as an increase in the average yield on other interest-earning assets of 111 basis points to 3.11 percent for the three months ended March 31, 2019 from 2.00 percent for the three months ended March 31, 2018. The increase in the average balance of other interest-earning assets is consistent with the Company’s strategy of maintaining strong levels of liquidity. The increase in the average yield on other interest-earning assets correlates to the increases in the fed funds rate that have occurred over the last 12 months.

Total interest expense increased by $5.1 million, or 112.7 percent, to $9.6 million for the three months ended March 31, 2019 from $4.5 million for the three months ended March 31, 2018. This increase resulted, primarily, from an increase in the average balance of interest-bearing liabilities of $574.9 million, or 35.2 percent, to $2.208 billion for the three months ended March 31, 2019 from $1.633 billion for the three months ended March 31, 2018, as well as an increase in the average rate on interest-bearing liabilities of 63 basis points to 1.73 percent for the three months ended March 31, 2019 from 1.10 percent for the three months ended March 31, 2018. Interest expense, net related to the issuance of subordinated debt in July 2018, totaled $519,000 for the three months ended March 31, 2019, which added approximately six basis points to the average cost of funds on an annualized basis.

Net interest margin was 3.18 percent for the three-month period ended March 31, 2019 and 3.34 percent for the three-month period ended March 31, 2018. The decrease in the net interest margin was the result of the rising interest rate environment, with the increase in the cost of funds outpacing the return on interest earning assets for the short term.

The provision for loan losses decreased by $453,000, to $889,000 for the three months ended March 31, 2019 from $1.3 million for the three months ended March 31, 2018. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2019, the Company experienced $244,000 in net charge-offs compared to $380,000 in net charge-offs for the three months ended March 31, 2018. The Bank had non-accrual loans totaling $5.7 million, or 0.24 percent, of gross loans at March 31, 2019 as compared to $7.2 million, or 0.31 percent, of gross loans at December 31, 2018. The allowance for loan losses was $23.0 million, or 0.99 percent, of gross loans at March 31, 2019, and $22.4 million, or 0.97 percent, of gross loans at December 31, 2018 and $18.3 million, or 1.03 percent, of gross loans at March 31, 2018. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2019 and December 31, 2018.

Total non-interest income decreased by $1.7 million, or 51.0 percent, to $1.7 million for the three months ended March 31, 2019 from $3.4 million for the three months ended March 31, 2018. The decrease in total non-interest income mainly related to a decrease in the amount of other non-interest income of $2.2 million, or 97.6 percent, to $53,000 for the three months ended March 31, 2019 from $2.2 million for the three months ended March 31, 2018. The decrease in other non-interest income was the result of $2.2 million in proceeds from a legal settlement recognized in the first quarter of 2018. The decrease in total non-interest income also related to a decrease in the gain on sale of loans of $265,000, or 45.5 percent, to $318,000 for the three months ended March 31, 2019 from $583,000 for the three months ended March 31, 2018. The decrease in total non-interest income was partly offset by increases in unrecognized gains on equity securities of $418,000, with a gain of $291,000 for the three months ended March 31, 2019 as compared to an unrecognized loss on equity securities of $127,000 for the three months ended March 31, 2018. There was also an increase in fees and service charges of $173,000, or 24.4 percent, to $883,000 for the three months ended March 31, 2019 from $710,000 for the three months ended March 31, 2018, partly related to the acquisition of IAB, and a gain on sale of impaired loans of $107,000 for the three months ended March 31, 2019 as compared to a loss on sale of impaired loans of $24,000 for the three months ended March 31, 2018.

Total non-interest expense increased by $1.8 million, or 14.7 percent, to $13.8 million for the three months ended March 31, 2019 from $12.0 million for the three months ended March 31, 2018. Salaries and employee benefits expense increased by $648,000, or 10.3 percent, to $6.9 million for the three months ended March 31, 2019 from $6.3 million for the three months ended March 31, 2018. Occupancy expense increased by $568,000, or 27.5 percent, to $2.6 million for the three months ended March 31, 2019 from $2.1 million for the three months ended March 31, 2018. Other non-interest expense increased by $399,000, or 22.8 percent, to $2.1 million for the three months ended March 31, 2019 from $1.7 million for the three months ended March 31, 2018. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and other fees and expenses. Fees associated with regulatory assessments increased by $218,000, or 91.2 percent, to $457,000 for the three months ended March 31, 2019 from $239,000 for the three months ended March 31, 2018. Director fees increased by $117,000, or 58.2 percent, to $318,000 for the three months ended March 31, 2019 from $201,000 for the three months ended March 31, 2018. The increases in non-interest expense over the prior year were largely attributable to the inclusion of IAB expenses since the merger in April, 2018. These increases in total non-interest expense were partly offset by a decrease in merger-related costs, of which $145,000 was recognized in the three months ended March 31, 2018 with no comparable expense for the three months ended March 31, 2019.

The income tax provision increased by $604,000, or 32.8 percent, to $2.4 million for the three months ended March 31, 2019 from $1.8 million for the three months ended March 31, 2018. The increase in the income tax provision comes as a result of higher taxable income for the three months ended March 31, 2019 as compared to that same period for 2018. The consolidated effective tax rate for the three months ended March 31, 2019 was 31.0 percent compared to 28.4 percent for the three months ended March 31, 2018. The higher effective tax rate in the current period primarily relates to an increase in the New Jersey corporate business tax of 2.5% which was enacted July 1, 2018 and effective retroactively to January 1, 2018.

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

The Company had total borrowings of $282.4 million at March 31, 2019 and $282.3 million at December 31, 2018. The average rate of FHLB advances was 2.18 percent at March 31, 2019,  and December 31, 2018. The subordinated debentures have a ten-year term and will bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity.

The Company had the ability at March 31, 2019 to obtain additional funding from the FHLB of up to $252.8 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $815.3 million at March 31, 2019. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At March 31, 2019, and December 31, 2018, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action

As of March 31, 2019:
Bank
Total capital (to risk-weighted assets)	$270,805	12.41%	$174,610	8.00%	$218,263	10.00%
Tier 1 capital (to risk-weighted assets)	247,801	11.35	130,958	6.00	174,610	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	247,801	11.35	98,218	4.50	141,871	6.50
Tier 1 capital (to average assets)	247,801	9.23	107,430	4.00	134,287	5.00

As of December 31, 2018:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$255,631	12.01%	$170,222	8.00%	$212,777	10.00%
Tier 1 capital (to risk-weighted assets)	233,272	10.96	127,666	6.00	170,222	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	233,272	10.96	95,750	4.50	138,305	6.50
Tier 1 capital (to average assets)	233,272	8.72	106,999	4.00	133,749	5.00

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

The final rule became effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer was phased in starting at 0.625% in 2016 and increasing by 0.625% annually until it reached 2.5% in 2019. The Bank and the Company currently comply with the minimum capital requirements set forth in the final rule and operate under the 2.5% capital conservation buffer. The Company’s capital adequacy guidelines are not materially different than the capital adequacy guidelines for the Bank.

Notwithstanding the foregoing, pursuant to recent regulatory reform, the FDIC proposed a rule that establishes a community bank leverage ratio (tangible equity to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III.  Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized.  Until the FDIC’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2019. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2019. The following sets forth the Company’s NPV as of that date.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$153,181	$(84,277)	(35.49)%	6.13%	(268)	bps
+200bp	181,008	(56,450)	(23.77)	7.06	(175)	bps
+100bp	212,936	(24,522)	(10.33)	8.10	(71)	bps
PAR	237,458	-	-	8.81	-	bps
-100bp	256,150	18,692	7.87	9.29	48	bps

bp – basis points

The table above indicates that as of March 31, 2019, in the event of a 100 basis point increase in interest rates, we would experience a decrease to 8.10% in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of March 31, 2019, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no changes to the risk factors set forth under Item 1.A Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

BCB BANCORP, INC.

Date: May 8, 2019	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)