Form 10-Q/A
period 2019-03-31
BCB BANCORP INC
filed 2019-05-09
CIK 1228454

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Original 10-Q”) of BCB Bancorp, Inc. solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. As permitted by Rule 405(f)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation LinkBase*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition LinkBase*
Exhibit 101.LAB	XBRL Taxonomy Extension Label LinkBase*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation LinkBase*

*	Filed herewith in accordance with the 30-day grace period provided by Rule 405(f)(2)(ii) of Regulation S-T.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: May 9, 2019	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)