Form 10-Q
period 2019-06-30
BCB BANCORP INC
filed 2019-08-07
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to section 12(b) of the Securities and Exchange Act of 1934:

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2019, BCB Bancorp, Inc., had 16,460,891 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Cash and amounts due from depository institutions	$20,660	$18,970
Interest-earning deposits	206,982	176,294
Total cash and cash equivalents	227,642	195,264

Interest-earning time deposits	735	735
Debt securities available for sale	116,258	119,335
Equity investments	5,901	7,672
Loans held for sale	-	1,153
Loans receivable, net of allowance for loan losses
of $23,789 and $22,359 respectively	2,299,765	2,278,492
Federal Home Loan Bank of New York stock, at cost	13,821	13,405
Premises and equipment, net	19,482	20,293
Accrued interest receivable	9,315	8,378
Other real estate owned	1,235	1,333
Deferred income taxes	12,962	13,601
Goodwill and other intangibles	5,587	5,604
Capitalized leases - operating lease right-of-use asset	14,650	-
Other assets	10,777	9,466
Total Assets	$2,738,130	$2,674,731

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$278,602	$263,960
Interest bearing deposits	1,929,620	1,916,764
Total deposits	2,208,222	2,180,724
FHLB advances	245,800	245,800
Subordinated debt	36,693	36,577
Operating lease liability	14,724	-
Other liabilities and accrued interest payable	11,538	11,415
Total Liabilities	2,516,977	2,474,516

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized;
issued and outstanding 8,340 shares of series C 6%, series D 4.5%, series G 6%, (liquidation value $10,000 per share)
and series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at June 30, 2019 and 7,807 shares of series C 6%, series D 4.5%, (liquidation value $10,000 per share)
and series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at December 31, 2018	-	-
Additional paid-in capital preferred stock	25,016	19,706
Common stock: no par value; 20,000,000 shares authorized; issued 18,380,491 and 18,352,748 at June 30, 2019 and December 31, 2018, respectively, outstanding 16,460,891 shares and
15,889,306 shares, at June 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital common stock	176,767	175,500
Retained earnings	43,347	38,405
Accumulated other comprehensive (loss)	(1,929)	(5,076)
Treasury stock, at cost, 1,967,218 and 2,463,442 shares at June 30, 2019 and December 31, 2018, respectively	(22,048)	(28,320)
Total Stockholders' Equity	221,153	200,215

Total Liabilities and Stockholders' Equity	$2,738,130	$2,674,731

See accompanying notes to unaudited consolidated financial statements

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Interest and dividend income:
Loans, including fees	$28,634	$24,048	$56,867	$43,569
Mortgage-backed securities	738	837	1,508	1,536
Other investment securities	197	196	325	300
FHLB stock and other interest earning assets	1,173	615	2,520	1,233
Total interest income	30,742	25,696	61,220	46,638

Interest expense:
Deposits:
Demand	1,750	975	3,326	1,772
Savings and club	110	105	223	202
Certificates of deposit	6,097	3,405	12,087	6,135
	7,957	4,485	15,636	8,109
Borrowings	1,920	1,221	3,817	2,099
Total interest expense	9,877	5,706	19,453	10,208

Net interest income	20,865	19,990	41,767	36,430
Provision for loan losses	755	2,060	1,644	3,402

Net interest income after provision for loan losses	20,110	17,930	40,123	33,028

Non-interest income:
Fees and service charges	802	971	1,685	1,681
Gain on sales of loans	437	576	755	1,159
Gain (loss) on bulk sale of impaired loans held in portfolio	-	-	107	(24)
Gain (loss) on sales of other real estate owned	45	(10)	53	(10)
Gain on sale of investment securities	21	-	21	-
Unrealized (loss) gain on equity investments	(26)	(33)	265	(160)
Other	49	59	102	2,303
Total non-interest income	1,328	1,563	2,988	4,949

Non-interest expense:
Salaries and employee benefits	6,918	7,125	13,833	13,392
Occupancy and equipment	2,649	2,476	5,279	4,538
Data processing and service fees	731	828	1,452	1,557
Professional fees	473	533	1,006	1,038
Director fees	316	201	634	402
Regulatory assessments	417	290	874	529
Advertising and promotional	123	100	196	185
Other real estate owned, net	124	160	108	191
Merger related costs	-	2,039	-	2,184
Other	2,143	2,228	4,289	3,975
Total non-interest expense	13,894	15,980	27,671	27,991

Income before income tax provision	7,544	3,513	15,440	9,986
Income tax provision	2,317	1,200	4,762	3,041

Net Income	$5,227	$2,313	$10,678	$6,945
Preferred stock dividends	342	262	659	428
Net Income available to common stockholders	$4,885	$2,051	$10,019	$6,517

Net Income per common share-basic and diluted
Basic	$0.30	$0.13	$0.62	$0.43
Diluted	$0.30	$0.13	$0.62	$0.42

Weighted average number of common shares outstanding
Basic	16,413	15,610	16,245	15,329
Diluted	16,471	15,748	16,290	15,465

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Income	$5,227	$2,313	$10,678	$6,945
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	1,935	(964)	4,201	(3,344)
Tax Effect	(485)	143	(1,054)	812
Net of Tax Effect	1,450	(821)	3,147	(2,532)
Other comprehensive income (loss)	1,450	(821)	3,147	(2,532)
Comprehensive income	$6,677	$1,492	$13,825	$4,413

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2018	$-	$-	$195,206	$38,405	$(28,320)	$(5,076)	$200,215

Issuance of common stock	-	-	6,239	-	-	-	6,239

Issuance of Series G Preferred Stock	-	-	5,310	-	-	-	5,310

Stock-based compensation expense	-	-	397	-	-	-	397

Treasury Stock allocated to Common Stock issuance	-	-	(5,707)	(565)	6,272	-	-

Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(659)	-	-	(659)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(4,326)	-	-	(4,326)

Dividend Reinvestment Plan	-	-	186	(186)	-	-	-

Stock Purchase Plan	-	-	152	-	-	-	152

Net income	-	-	-	10,678	-	-	10,678

Other comprehensive income	-	-	-	-	-	3,147	3,147

Balance at June 30, 2019	$-	$-	$201,783	$43,347	$(22,048)	$(1,929)	$221,153

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2019	$-	$-	$201,395	$40,750	$(22,048)	$(3,379)	$216,718

Stock-based compensation expense	-	-	207	-	-	-	207

Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(342)	-	-	(342)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,190)	-	-	(2,190)

Dividend Reinvestment Plan	-	-	98	(98)	-	-	-

Stock Purchase Plan	-	-	83	-	-		83

Net income	-	-	-	5,227	-	-	5,227

Other comprehensive income	-	-	-	-	-	1,450	1,450

Balance at June 30, 2019	$-	$-	$201,783	$43,347	$(22,048)	$(1,929)	$221,153

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Continued)

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2017	$-	$-	$177,471	$31,241	$(29,116)	$(3,142)	$176,454

Acquisition of IA Bancorp	-	-	17,405	-	-	-	17,405

Exercise of Stock Options	-	-	2	-	-	-	2

Stock-based Compensation Expense	-	-	164	-	-	-	164

Dividends payable on Series C 6%, Series D 4.5%, Series E 6%, and Series F 6% noncumulative perpetual preferred stock	-	-	-	(428)	-	-	(428)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(4,151)	-	-	(4,151)

Dividend Reinvestment Plan	-	-	163	(163)	-	-	-

Stock Purchase Plan	-	-	217	-	-	-	217

Net income	-	-	-	6,945	-	-	6,945

Reclassification of unrealized gains on AFS equity securities	-	-	-	126	-	(126)	-

Other comprehensive income	-	-	-	-	-	(2,532)	(2,532)

Balance at June 30, 2018	$-	$-	$195,422	$33,570	$(29,116)	$(5,800)	$194,076

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2018	$-	$-	$177,753	$33,728	$(29,116)	$(4,979)	$177,386

Acquisition of IA Bancorp	-	-	17,405	-	-	-	17,405

Stock-based compensation expense	-	-	79	-	-	-	79

Dividends payable on Series C 6%, Series D 4.5%, Series E 6%, and Series F 6% noncumulative perpetual preferred stock	-	-	-	(262)	-	-	(262)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,126)	-	-	(2,126)

Dividend Reinvestment Plan	-	-	83	(83)	-	-	-

Stock Purchase Plan	-	-	102	-	-		102

Net income	-	-	-	2,313	-	-	2,313

Other comprehensive loss	-	-	-	-	-	(821)	(821)

Balance at June 30, 2018	$-	$-	$195,422	$33,570	$(29,116)	$(5,800)	$194,076

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities :
Net Income	$10,678	$6,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,424	1,284
Amortization and accretion, net	(1,542)	(943)
Provision for loan losses	1,644	3,402
Deferred income tax (benefit)	(569)	(284)
Loans originated for sale	(8,560)	(13,230)
Proceeds from sales of loans	10,468	14,279
Gain on sales of loans originated for sale	(755)	(1,159)
(Gain) loss on sales of other real estate owned	(53)	10
Gains on sales of securities available for sale	(21)	-
Fair value adjustment of OREO	-	101
Unrealized (gain) loss on equity investments	(265)	160
(Gain) loss on bulk sale of impaired loans held in portfolio	(107)	24
Stock-based compensation expense	397	164
(Increase) in interest receivable	(937)	(798)
(Increase) in other assets	(1,311)	(4,147)
Increase in accrued interest payable	288	263
Increase in other liabilities	34	2,567
Net Cash Provided by Operating Activities	10,813	8,638
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	8,328	13,400
Purchases of securities available for sale	(1,153)	(16,336)
Proceeds from sales of other real estate owned	1,058	408
Proceeds from bulk sale of impaired loans held	402	250
Proceeds from sales of securities available for sale	2,057	-
Net increase in loans receivable	(22,312)	(296,800)
Additions to premises and equipment	(613)	(737)
Purchase of Federal Home Loan Bank of New York stock	(416)	(5,370)
Cash acquired in acquisition	-	7,597
Cash paid in acquisition	-	(2,550)
Net Cash Used In Investing Activities	(12,649)	(300,138)
Cash flows from financing activities:
Net increase in deposits	27,498	237,070
Proceeds from Federal Home Loan Bank of New York advances	-	175,000
Repayments of Federal Home Loan Bank of New York advances	-	(60,000)
Cash dividends paid on common stock	(4,326)	(4,151)
Cash dividends paid on preferred stock	(659)	(428)
Net proceeds from issuance of common stock	6,391	217
Net proceeds from issuance of preferred stock	5,310	-
Exercise of stock options	-	2
Net Cash Provided by Financing Activities	34,214	347,710

Net Increase In Cash and Cash Equivalents	32,378	56,210
Cash and Cash Equivalents-Beginning	195,264	124,235

Cash and Cash Equivalents-Ending	$227,642	$180,445

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$6,342	$5,933
Interest	19,165	9,945
Non-cash items:
Transfer of loans to other real estate owned	$907	$837

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2019, and the date these consolidated financial statements were issued.

Note 2 - Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new guidance became effective for the Company in 2019. The standard has been applied using a modified retrospective transition method. The right-of-use asset and lease liability are reported on the Company’s consolidated statement of financial condition. The adoption of the provisions of this update did not have a significant impact to our consolidated statements of income. At June 30, 2019, the Company had $14.6 million in capitalized lease right-of-use assets and $14.7 million in related lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements. The amendments are effective for the Company in 2020. In July 2019, the FASB proposed changes to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company, the proposed delay would be applicable to the Company, if it is approved by the FASB. The Company is evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations. The effect of this change cannot be ascertained at this point, and will depend upon factors including asset components, asset quality and market conditions at the adoption date.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company recorded a cumulative effect adjustment to the balance sheet as of January 1, 2018 in the amount of $126,000, representing the unrealized gain of $175,000 at December 31, 2017 net of taxes of $49,000. The Company recorded a loss and gain to the income statement in the amounts of $26,000 and $265,000 for the three and six months ended June 30, 2019 and losses of $33,000 and $160,000 for the three and six months ended June 30, 2018.

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

Note 3 – Reclassification

Certain amounts as of December 31, 2018 and for the three and six month periods ended June 30, 2018 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Net periodic pension cost (benefit) for the three and six months ended June 30, 2019 and June 30, 2018 was $40,000, $80,000, $10,000, and $20,000, respectively. Net periodic postretirement cost for the SERP plan for each of the three and six months ended June 30, 2019 and June 30, 2018 was $3,000, $6,000, $3,000, and $6,000, respectively.

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

On June 14, 2019, a grant of 68,750 options was declared for members of the Board of Directors of the Bank and the Company which vest at a rate of 50% per year, over two years, commencing on the first anniversary of the grant date. The exercise price was recorded as of close of business on June 14, 2019 and a Form 4 was filed for each Director who received a grant with the Securities and Exchange Commission consistent with their filing requirements. On June 14, 2019, a grant of 30,125 options was declared for certain executive officers of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date. On June 14, 2019, an award of 33,110 shares of restricted stock was declared for members of the Board of Directors of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date. On June 14, 2019, an award of 14,508 shares of restricted stock was declared for certain executive officers of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date.

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

Note 4 – Pension and Equity Incentive Plans (continued)

The following table presents a summary of the status of the Company’s restricted shares as of June 30, 2019.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	67,321	$11.26
Granted	47,618	12.46
Vested	-
Forfeited	-
Non-vested at June 30, 2019	114,939	$11.86

Expected future expenses relating to the non-vested restricted shares outstanding as of June 30, 2019 was $1.1 million over a weighted average period of 1.71 years.

The following tables present a summary of the status of the Company’s outstanding stock option awards as of June 30, 2019 and June 30, 2018.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2018	1,104,600	$8.93 - 13.32	$11.36

Options granted	98,875	12.46	12.46
Options exercised	-
Options forfeited	(1,000)	10.55	10.55
Options expired	-

Outstanding at June 30, 2019	1,202,475	$8.93 - 13.32	$11.45

As of June 30, 2019, stock options which were granted and were exercisable totaled 268,033 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 934,442 shares of unvested options outstanding as of June 30, 2019 was $1.8 million over a weighted average period of 4.81 years.

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

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to 705,233 shares of unvested options outstanding as of June 30, 2018 was $1.2 million over a weighted average period of 7.00 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and six months ended June 30, 2019 and 2018, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended June 30, 2019 and 2018 the weighted average number of outstanding options considered to be anti-dilutive were 32,177 and 636 respectively. For the six months ended June 30, 2019 and 2018, the weighted average number of outstanding options considered to be anti-dilutive were 26,602 and 1,012, respectively. At June 30, 2019, the Company has 6,465 shares of its Series F 6% noncumulative perpetual preferred stock (“Series F shares”) issued and outstanding, which are convertible into the Company’s common stock. The conversion of Series F shares to common shares was not included in the computation of diluted earnings per share as they would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Net income available to common stockholders	$4,885			$2,051

Basic earnings per share-
Income available to
Common stockholders	$4,885	16,413	$0.30	$2,051	15,610	$0.13

Effect of dilutive securities:
Stock options	-	58		-	138

Diluted earnings per share-
Income available to
Common stockholders	$4,885	16,471	$0.30	$2,051	15,748	$0.13

	For the Six Months Ended June 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share data)

Net income available to common stockholders	$10,019			$6,517

Basic earnings per share-
Income available to
Common stockholders	$10,019	16,245	$0.62	$6,517	15,329	$0.43

Effect of dilutive securities:
Stock options	-	45		-	136

Diluted earnings per share-
Income available to
Common stockholders	$10,019	16,290	$0.62	$6,517	15,465	$0.42

Note 6 –Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$5,500	$59	$75	$5,484
Due after five years through ten years	2,862	63	-	2,925
Due after ten years	103,936	784	641	104,079

Municipal obligations:
Due within one year	498	1	-	499
Due after one year through five years	919	36	-	955
Due after five years through ten years	1,223	57	-	1,280
Due after ten years	1,026	10	-	1,036
	$115,964	$1,010	$716	$116,258

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$5,613	$10	$124	$5,499
Due after five years through ten years	3,246	2	1	3,247
Due after ten years	110,710	52	3,868	106,894

Municipal obligations:
Due within one year	495	-	-	495
Due after one year through five years	917	10	-	927
Due after five years through ten years	1,225	13	1	1,237
Due after ten years	1,036	-	-	1,036
	$123,242	$87	$3,994	$119,335

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2019
Residential mortgage-backed securities	$1,303	$7	$56,236	$709	$57,539	$716
Municipal obligations	-	-	-	-	-	-
	$1,303	$7	$56,236	$709	$57,539	$716

December 31, 2018
Residential mortgage-backed securities	$39,289	$879	$62,860	$3,114	$102,149	$3,993
Municipal obligations	1,879	1	-	-	1,879	1
	$41,168	$880	$62,860	$3,114	$104,028	$3,994

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At June 30, 2019 and December 31, 2018, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at June 30, 2019 and December 31, 2018, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of June 30, 2019 and December 31, 2018 by segment and class:

	June 30, 2019	December 31, 2018
	(In thousands)
Residential one-to-four family	$258,688	$258,085
Commercial and multi-family	1,702,132	1,697,837
Construction	134,963	107,783
Commercial business(1)	164,569	165,193
Home equity(2)	63,927	72,895
Consumer	727	809
	2,325,006	2,302,602

Less:
Deferred loan fees, net	(1,452)	(1,751)
Allowance for loan losses	(23,789)	(22,359)
Sub-total	(25,241)	(24,110)

Total Loans, net	$2,299,765	$2,278,492

	June 30, 2019	December 31, 2018
	(In thousands)
Originated loans:
Residential one-to-four family	$216,742	$213,200
Commercial and multi-family	1,556,580	1,540,766
Construction	134,963	106,187
Commercial business(1)	140,980	136,966
Home equity(2)	47,084	54,271
Consumer	676	726

Sub-total	2,097,025	2,052,116

Acquired loans initially recorded at fair value:
Residential one-to-four family	40,576	43,495
Commercial and multi-family	139,903	150,239
Construction	-	1,596
Commercial business(1)	22,649	27,373
Home equity(2)	16,601	18,376
Consumer	51	83

Sub-total	219,780	241,162

Acquired loans with deteriorated credit:
Residential one-to-four family	1,370	1,390
Commercial and multi-family	5,649	6,832
Construction	-	-
Commercial business(1)	940	854
Home equity(2)	242	248
Consumer	-	-

Sub-total	8,201	9,324

Total Loans	2,325,006	2,302,602

Less:
Deferred loan fees, net	(1,452)	(1,751)
Allowance for loan losses	(23,789)	(22,359)

Sub-total	(25,241)	(24,110)

Total Loans, net	$2,299,765	$2,278,492

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Purchased Credit Impaired Loans

The carrying value of loans acquired in the IAB acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $6.1 million at June 30, 2019, which was $1.1 million less than the balance at December 31, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non- accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality for which the Company applies the provisions of ASC 310-30 (in thousands):

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
(Dollars in thousands)
Balance, beginning of Period	$2,451	$2,146	$2,704	$2,230
Additions from acquisition of IAB	-	1,399	-	1,399
Accretion recorded to interest income	(222)	(292)	(475)	(376)
Balance, end of Period	$2,229	$3,253	$2,229	$3,253

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in the Company’s Consolidated Statements of Financial Condition. (In thousands):

	June 30,	December 31,
	2019	2018

Unpaid principal balance	$271,944	$301,357
Recorded investment	227,981	250,486

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2019, and the related portion of the allowances for loan losses that is allocated to each loan class, as of June 30, 2019 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,471	$15,077	$1,209	$3,328	$265	$-	$32	$22,382
Acquired loans initially recorded at fair value:	404	-	-	-	-	-	-	404
Acquired loans with deteriorated credit:	32	144	-	39	3	-	-	218
Beginning Balance, March 31, 2019	2,907	15,221	1,209	3,367	268	-	32	23,004

Recoveries:
Originated Loans:	-	-	-	7	-	-	-	7
Acquired loans initially recorded at fair value:	3	-	10	2	8	-	-	23
Sub-total:	3	-	10	9	8	-	-	30

Provisions:
Originated Loans:	109	(826)	245	660	9	1	118	316
Acquired loans initially recorded at fair value:	324	-	(10)	(2)	(8)	-	-	304
Acquired loans with deteriorated credit:	114	(7)	-	28	-	-	-	135
Sub-total:	547	(833)	235	686	1	1	118	755

Totals:
Originated Loans:	2,580	14,251	1,454	3,995	274	1	150	22,705
Acquired loans initially recorded at fair value:	731	-	-	-	-	-	-	731
Acquired loans with deteriorated credit:	146	137	-	67	3	-	-	353
Ending Balance, June 30, 2019	$3,457	$14,388	$1,454	$4,062	$277	$1	$150	$23,789

Loans Receivable:

Ending Balance Originated Loans:	$216,742	$1,556,580	$134,963	$140,980	$47,084	$676	$-	$2,097,025
Ending Balance Acquired loans initially recorded at fair value:	40,576	139,903	-	22,649	16,601	51	-	219,780
Ending Balance Acquired loans with deteriorated credit:	1,370	5,649	-	940	242	-	-	8,201
Total Gross Loans:	$258,688	$1,702,132	$134,963	$164,569	$63,927	$727	$-	$2,325,006

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$4,554	$11,266	$-	$1,955	$757	$-	$-	$18,532
Ending Balance Acquired loans initially recorded at fair value:	5,264	4,793	-	427	497	-	-	10,981
Ending Balance Acquired loans with deteriorated credit:	1,370	5,450	-	899	43	-	-	7,762
Ending Balance Loans individually
evaluated for impairment:	$11,188	$21,509	$-	$3,281	$1,297	$-	$-	$37,275

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$212,188	$1,545,314	$134,963	$139,025	$46,327	$676	$-	$2,078,493
Ending Balance Acquired loans initially recorded at fair value:	35,312	135,110	-	22,222	16,104	51	-	208,799
Ending Balance Acquired loans with deteriorated credit:	-	199	-	41	199	-	-	439
Ending Balance Loans collectively
evaluated for impairment:	$247,500	$1,680,623	$134,963	$161,288	$62,630	$727	$-	$2,287,731
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2019 (in thousands).

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,374	$14,000	$1,003	$3,869	$313	$2	$189	$21,750
Acquired loans initially recorded at fair value:	335	-	-	-	-	-	-	335
Acquired loans with deteriorated credit:	39	168	-	64	3	-	-	274
Beginning Balance, January 1, 2018	2,748	14,168	1,003	3,933	316	2	189	22,359

Charge-offs:
Originated Loans:	-	111	-	145	-	-	-	256
Sub-total:	-	111	-	145	-	-	-	256

Recoveries:
Originated Loans:	-	-	-	15	-	-	-	15
Acquired loans initially recorded at fair value:	3	10	-	3	11	-	-	27
Sub-total:	3	10	-	18	11	-	-	42

Provisions:
Originated Loans:	206	362	451	256	(39)	(1)	(39)	1,196
Acquired loans initially recorded at fair value:	393	(10)	-	(3)	(11)	-	-	369
Acquired loans with deteriorated credit:	107	(31)	-	3	-	-	-	79
Sub-total:	706	321	451	256	(50)	(1)	(39)	1,644

Totals:
Originated Loans:	2,580	14,251	1,454	3,995	274	1	150	22,705
Acquired loans initially recorded at fair value:	731	-	-	-	-	-	-	731
Acquired loans with deteriorated credit:	146	137	-	67	3	-	-	353
Ending Balance, June 30, 2019	$3,457	$14,388	$1,454	$4,062	$277	$1	$150	$23,789

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2018 (in thousands).

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,245	$11,880	$492	$2,676	$384	$4	$198		$17,879
Acquired loans initially recorded at fair value:	369	-	-	24	-	-	-		393
Acquired loans with deteriorated credit:	53	12	-	-	-	-	-		65
Beginning Balance, March 31, 2018	2,667	11,892	492	2,700	384	4	198		18,337

Charge-offs:
Originated Loans:	-	-	-	5	-	-	-	-	5
Sub-total:	-	-	-	5	-	-	-		5

Recoveries:
Originated Loans:	1	-	-	6	-	-	-		7
Acquired loans initially recorded at fair value:	85	-	-	12	-	-	-		97
Acquired loans with deteriorated credit:	-	-	-	144	-	-	-		144
Sub-total:	86	-	-	162	-	-	-		248

Provisions:
Originated Loans:	3	1,204	24	723	63	37	90		2,144
Acquired loans initially recorded at fair value:	(36)	92	-	4	-	-	-		60
Acquired loans with deteriorated credit:	-	-	-	(144)	-	-	-		(144)
Sub-total:	(33)	1,296	24	583	63	37	90		2,060

Totals:
Originated Loans:	2,249	13,084	516	3,400	447	41	288		20,025
Acquired loans initially recorded at fair value:	418	92	-	40	-	-	-		550
Acquired loans with deteriorated credit:	53	12	-	-	-	-	-		65
Ending Balance, June 30, 2018	$2,720	$13,188	$516	$3,440	$447	$41	$288		$20,640
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2018 (in thousands).

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:

Originated Loans:	$2,368	$11,656	$518	$2,018	$338	$6	$177	$17,081
Acquired loans initially recorded at fair value:	242	-	-	-	-	-	-	242
Acquired loans with deteriorated credit:	40	12	-	-	-	-	-	52
Beginning Balance, December 31, 2018	2,650	11,668	518	2,018	338	6	177	17,375

Charge-offs:
Originated Loans:	302	-	-	5	-	-	-	307
Acquired loans initially recorded at fair value:	72	-	-	-	6	-	-	78
Sub-total:	374	-	-	5	-	-	-	385

Recoveries:
Originated Loans:	1	-	-	6	-	-	-	7
Acquired loans recorded at fair value:	85	-	-	12	-	-	-	97
Acquired loans with deteriorated credit:	-	-	-	144	-	-	-	144
Sub-total:	86	-	-	162	-	-	-	248

Provisions:
Originated Loans:	182	1,428	(2)	1,381	109	35	111	3,244
Acquired loans initially recorded at fair value:	163	92	-	28	6	-	-	289
Acquired loans with deteriorated credit:	13	-	-	(144)	-	-	-	(131)
Sub-total:	358	1,520	(2)	1,265	115	35	111	3,402

Totals:
Originated Loans:	2,249	13,084	516	3,400	447	41	288	20,025
Acquired loans initially recorded at fair value:	418	92	-	40	-	-	-	550
Acquired loans with deteriorated credit:	53	12	-	-	-	-	-	65
Ending Balance, June 30, 2018	$2,720	$13,188	$516	$3,440	$447	$41	$288	$20,640

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2018 and recorded in loans receivable at December 31, 2018. The table also details the amount of total loans receivable that are evaluated individually, and collectively, for impairment and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands).

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Loans Receivable:

Ending Balance Originated Loans:	$213,200	$1,540,766	$106,187	$136,966	$54,271	$726	$-	$2,052,116
Ending Balance Acquired Loans:	43,495	150,239	1,596	27,373	18,376	83	-	241,162
Ending Balance Acquired loans with deteriorated credit:	1,390	6,832	-	854	248	-	-	9,324
Total Gross Loans:	$258,085	$1,697,837	$107,783	$165,193	$72,895	$809	$-	$2,302,602

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$6,043	$12,822	$-	$2,372	$915	$-	$-	$22,152
Ending Balance Acquired Loans:	6,139	4,881	-	53	306	-	-	11,379
Ending Balance Acquired loans with deteriorated credit:	1,390	6,628	-	810	49	-	-	8,877
Ending Balance Loans individually evaluated
for impairment:	$13,572	$24,331	$-	$3,235	$1,270	$-	$-	$42,408

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$207,157	$1,527,944	$106,187	$134,594	$53,356	$726	$-	$2,029,964
Ending Balance Acquired Loans:	37,356	145,358	1,596	27,320	18,070	83	-	229,783
Ending Balance Acquired loans with deteriorated credit:	-	204	-	44	199	-	-	447
Ending Balance Loans collectively
evaluated for impairment:	$244,513	$1,673,506	$107,783	$161,958	$71,625	$809	$-	$2,260,194

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of June 30, 2019 and December 31, 2018. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2019 and December 31, 2018, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of June 30, 2019	As of December 31, 2018
	(In thousands)	(In thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$1,022	$1,160
Commercial and multi-family	1,881	2,568
Commercial business(1)	745	356
Home equity(2)	129	277

Sub-total:	3,777	4,361

Acquired loans initially recorded at fair value:
Residential one-to-four family	1,116	2,165
Commercial and multi-family	-	605
Commercial business(1)	378	48
Home equity(2)	217	42

Sub-total:	1,711	2,860

Total	$5,488	$7,221

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $5.9 million at June 30, 2019, and $7.0 million at December 31, 2018.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and six months ended June 30, 2019 and 2018 (In thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2019	2018	2018	2019	2019	2018	2018

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$2,818	$18	$1,912	$7	$2,753	$46	$1,965	$15
Commercial and Multi-family	11,499	120	11,973	86	11,903	254	12,052	172
Commercial business(1)	1,145	41	-	43	1,088	83	622	87
Home equity(2)	680	6	843	7	707	12	912	15
Consumer	-	-	926	-	-	-	-	-

Sub-total:	$16,142	$185	$15,654	$143	$16,451	$395	$15,551	$289

Acquired loans initially recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$2,216	$25	$3,385	$23	$2,518	$50	$3,630	$46
Commercial and Multi-family	3,917	55	3,639	54	3,932	110	3,683	109
Commercial business(1)	51	1	-	-	52	2		-
Home equity(2)	336	3	245	3	291	6	235	7
Consumer	-	-	-	-	7	-	-	-

Sub-total	$6,520	$84	$7,269	$80	$6,800	$168	$7,548	$162

Acquired loans with deteriorated credit
with no related allowance recorded:

Residential one-to-four family(3)	$929	$14	$1,035	$16	$960	$30	$1,161	$33
Commercial and Multi-family(3)	5,461	7	6,091	122	5,850	13	4,231	244
Construction(3)	-	-	1,335	213	-	-	890	426
Commercial business(1)(3)	829	-	493	135	823	-	329	270
Home equity(2)(3)	45	-	200	5	46	-	133	10
Consumer(3)	-	-	27	1	-	-	18	1

Sub-total:	$7,264	$21	$9,181	$492	$7,679	$43	$6,762	$984

Total Impaired Loans
with no related allowance recorded:	$29,926	$290	$32,104	$715	$30,930	$606	$29,861	$1,435

__________

(1)	Includes business lines of credit.
(2)	Includes home equity lines of credit.
(3)	Does not include accretable yield on loans acquired with deteriorated credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and six months ended June 30, 2019 and 2018. (In thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2019	2018	2018	2019	2019	2018	2018

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$2,452	$24	$4,752	$47	$2,775	$49	$5,125	$95
Commercial and Multi-family	-	-	485	-	37	-	323	-
Commercial business(1)	574	27	1,094	20	849	54	1,262	40
Home equity(2)	152	2	156	2	152	4	156	3
Consumer	-	-	21	-	-	-	14	-

Sub-total:	$3,178	$53	$6,508	$69	$3,813	$107	$6,880	$138

Acquired loans initially recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,245	$28	$3,564	$28	$3,169	$52	$3,519	$56
Commercial and Multi-family	897	4	923	5	905	8	1,035	9
Commercial business(1)	189	-	-	-	126	-	-	-
Home equity(2)	84	1	85	1	84	3	85	3

Sub-total	$4,415	$33	$4,572	$34	$4,284	$63	$4,639	$68

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family(3)	$447	$7	$370	$5	$420	$12	$246	$10

Sub-total:	$447	$7	$370	$5	$420	$12	$246	$10

Total Impaired Loans
with an allowance recorded:	$8,040	$93	$11,450	$108	$8,517	$182	$11,765	$216

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

June 30, 2019 and December 31, 2018. (In thousands):

	As of June 30, 2019			As of December 31, 2018
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$2,112	$2,180	$-	$2,623	$2,689	$-
Commercial and multi-family	11,266	11,749	-	12,711	13,308	-
Commercial business(1)	1,138	3,714	-	974	3,411	-
Home equity(2)	606	614	-	762	779	-

Sub-total:	$15,122	$18,257	$-	$17,070	$20,187	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$2,049	$2,175	$-	$3,123	$3,254	$-
Commercial and Multi-family	3,903	3,903	-	3,961	3,961	-
Commercial business(1)	50	50	-	53	53	-
Home equity(2)	413	416	-	222	222	-

Sub-total:	$6,415	$6,544	$-	$7,359	$7,490	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$842	$1,398	$-	$1,023	$1,579	$-
Commercial and Multi-family	5,450	6,574	-	6,628	7,957	-
Commercial business(1)	899	6,453	-	810	6,253	-
Home equity(2)	43	52	-	49	57	-

Sub-total:	$7,234	$14,477	$-	$8,510	$15,846	$-

Total Impaired Loans
with no related allowance recorded:	$28,771	$39,278	$-	$32,939	$43,523	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at June 30, 2019 and December 31, 2018. (In thousands):

	As of June 30, 2019			As of December 31, 2018
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$2,442	$2,449	$92	$3,420	$3,420	$229
Commercial and Multi-family	-	-	-	111	153	111
Commercial business(1)	817	1,944	773	1,398	1,549	905
Home equity(2)	151	151	19	153	153	21

Sub-total:	$3,410	$4,544	$884	$5,082	$5,275	$1,266

Acquired loans initially recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$3,215	$3,380	$500	$3,016	$3,166	$532
Commercial and Multi-family	890	1,079	315	920	1,094	369
Commercial business(1)	377	1,489	377	-	-	-
Home equity(2)	84	84	5	84	84	5

Sub-total	$4,566	$6,032	$1,197	$4,020	$4,344	$906

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$528	$575	$12	$367	$414	$9

Sub-total:	$528	$575	$12	$367	$414	$9

Total Impaired Loans
with an allowance recorded:	$8,504	$11,151	$2,093	$9,469	$10,033	$2,181

Total Impaired Loans
with no related allowance recorded:	$28,771	$39,278	$-	$32,939	$43,523	$-

Total Impaired Loans:	$37,275	$50,429	$2,093	$42,408	$53,556	$2,181

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

	At June 30, 2019	At December 31, 2018
	(In thousands)
Recorded investment in TDRs:
Accrual status	$21,828	$22,477
Non-accrual status	2,201	4,136
Total recorded investment in TDRs	$24,029	$26,613

There were no new TDRs originated for the three months ended June 30, 2019 and June 30, 2018.

TDRs originated for the six months ended June 30, 2019 totaled $1.2 million for three contracts and $819,000 for two contracts during the six months ended June 30, 2018.

TDRs for which there was a payment default within twelve months of restructuring totaled $0 during the three months ended June 30, 2019 and $639,000 for one contract during the three months ended June 30, 2018.

TDRs for which there was a payment default within twelve months of restructuring totaled $0 during the six months ended June 30, 2019 and $851,674 for two contracts during the six months ended June 30, 2018.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of June 30, 2019:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In thousands)
Originated loans:
Residential one-to-four family	$1,851	$630	$214	$2,695	$214,047	$216,742	$-
Commercial and multi-family	7,694	1,062	1,257	10,013	1,546,567	1,556,580	-
Construction	-	-	-	-	134,963	134,963	-
Commercial business(1)	593	-	553	1,146	139,834	140,980	-
Home equity(2)	-	-	37	37	47,047	47,084	-
Consumer	-	-	-	-	676	676	-

Sub-total:	$10,138	$1,692	$2,061	$13,891	$2,083,134	$2,097,025	$-

Acquired loans initially recorded at fair value:
Residential one-to-four family	$267	$387	$986	$1,640	$38,936	40,576	$-
Commercial and multi-family	2,922	259	-	3,181	136,722	139,903	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	358	-	378	736	21,913	22,649	-
Home equity(2)	188	41	199	428	16,173	16,601	-
Consumer	-	-	-	-	51	51	-

Sub-total:	$3,735	$687	$1,563	$5,985	$213,795	$219,780	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,370	1,370	$-
Commercial and multi-family	-	-	4,859	4,859	790	5,649	-
Commercial business(1)	-	699	188	887	53	940	-
Home equity(2)	199	-	43	242	-	242	-
						-
Sub-total:	$199	$699	$5,090	$5,988	$2,213	$8,201	$-

Total	$14,072	$3,078	$8,714	$25,864	$2,299,142	$2,325,006	$-

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

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of June 30, 2019, we had $0 in assets classified as losses, and $22.7 million in assets classified as substandard, of which $22.7 million were classified as impaired. The loans classified as substandard are secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of June 30, 2019. (In thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$213,084	$2,006	$1,652	$-	$-	$216,742
Commercial and multi-family	1,544,930	2,209	9,441	-	-	1,556,580
Construction	133,585	1,378	-	-	-	134,963
Commercial business(1)	137,350	2,044	1,586	-	-	140,980
Home equity(2)	46,894	61	129	-	-	47,084
Consumer	670	6	-	-	-	676

Sub-total:	$2,076,513	$7,704	$12,808	$-	$-	$2,097,025

Acquired loans initially recorded at fair value:
Residential one-to-four family	$39,363	$-	$1,213	$-	$-	40,576
Commercial and multi-family	136,619	1,150	2,134	-	-	139,903
Construction	-	-	-	-	-	-
Commercial business(1)	21,196	1,076	377	-	-	22,649
Home equity(2)	16,362	-	239	-	-	16,601
Consumer	51	-	-	-	-	51

Sub-total:	$213,591	$2,226	$3,963	$-	$-	$219,780

Acquired loans with deteriorated credit:
Residential one-to-four family	$800	$557	$13	$-	$-	1,370
Commercial and multi-family	199	497	4,953	-	-	5,649
Construction	-	-	-	-	-	-
Commercial business(1)	-	41	899	-	-	940
Home equity(2)	199	-	43	-	-	242
Consumer	-	-	-	-	-	-

Sub-total:	$1,198	$1,095	$5,908	$-	$-	$8,201

Total Gross Loans	$2,291,302	$11,025	$22,679	$-	$-	$2,325,006

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment to intangible assets at June 30, 2019.

Amortization expense of the core deposit intangibles was $18,000 and $37,000 for the three and six months ended June 30, 2019. The unamortized balance of the core deposit intangibles and the amount of goodwill at June 30, 2019 were $334,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2019:
Securities Available for Sale
Residential mortgage backed securities	$112,488	$-	$112,488	$-
Municipal obligations	3,770	-	3,770	-
Total Securities Available for Sale	116,258	-	116,258	-

Preferred Stock
Equity Investments	5,901	5,901	-	-
Total Securities Available for Sale	$5,901	$5,901	$-	$-

As of December 31, 2018:
Securities Available for Sale
Residential mortgage backed securities	$115,640	$-	$115,640	$-
Municipal obligations	3,695	-	3,695	-
Total Securities Available for Sale	119,335	-	119,335	-

Preferred Stock
Equity Investments	7,672	7,672	-	-
Total Securities	$7,672	$7,672	$-	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended June 30, 2019 and 2018.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2019
Impaired Loans	$6,411	$-	$-	$6,411
Other real estate owned	$1,235	$-	$-	$1,235

As of December 31, 2018:
Impaired Loans	$7,288	$-	$-	$7,288
Other real estate owned	$1,333	$-	$-	$1,333

Note 10 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2019 and December 31, 2018 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
June 30, 2019:
Impaired Loans	$6,411	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,235	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2018:
Impaired Loans	$7,288	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,333	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not objectively determinable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2019 and December 31, 2018.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of June 30, 2019 and December 31, 2018.

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

Note 10 – Fair Values of Financial Instruments (Continued)

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2019 and December 31, 2018 consisted of the loan balances of $8.5 million and $9.5 million, net of a valuation allowance of $2.1 million and $2.2 million, respectively.

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

Note 10 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets:
Cash and cash equivalents	$227,642	$227,642	$227,642	$-	$-
Interest-earning time deposits	735	735	735	-	-
Debt securities available for sale	116,258	116,258	-	116,258	-
Equity investments	5,901	5,901	5,901	-	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	2,299,765	2,302,528	-	-	2,302,528
FHLB of New York stock, at cost	13,821	13,821	-	13,821	-
Accrued interest receivable	9,315	9,315	-	9,315	-
Other Real Estate Owned	1,235	1,235	-	-	1,235

Financial liabilities:
Deposits	2,208,222	2,218,589	1,139,602	1,078,987	-
Borrowings	245,800	245,305	-	245,305	-
Subordinated debentures	36,693	36,619	-	36,619	-
Accrued interest payable	2,849	2,849	-	2,849	-

	As of December 31, 2018

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets:
Cash and cash equivalents	$195,264	$195,264	$195,264	$-	$-
Interest-earning time deposits	735	735	735	-	-
Debt securities available for sale	119,335	119,335	-	119,335	-
Equity investments	7,672	7,672	7,672	-	-
Loans held for sale	1,153	1,153	-	1,153	-
Loans receivable, net	2,278,492	2,245,150	-	-	2,245,150
FHLB of New York stock, at cost	13,405	13,405	-	13,405	-
Accrued interest receivable	8,378	8,378	-	8,378	-
Other Real Estate Owned	1,333	1,333	-	-	1,333

Financial liabilities:
Deposits	2,180,724	2,189,404	1,075,539	1,113,865	-
Borrowings	245,800	244,049	-	244,049	-
Subordinated debentures	36,577	36,316	-	36,316	-
Accrued interest payable	2,561	2,561	-	2,561	-

Note 11 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72%. until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $930,000 at June 30, 2019.

The Company also has $4,124,000 of mandatory redeemable Trust Preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly, equal to the three-month LIBOR and 2.65%.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debentures to determine alternative reference rates, and does not anticipate there will be a significant financial statement impact.

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

The following tables present certain information related to the Company’s adoption of ASU 2016-02 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$812	$1,562
Variable lease cost-operating leases	$170	$302

	At June 30, 2019
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$14,650

Current liabilities	$2,649
Operating lease liabilities (noncurrent portion)	12,075
Total operating lease liabilities	$14,724

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

Weighted Average Remaining Lease Term
Operating leases	7	years

Weighted Average Discount Rate
Operating leases	3.15%

Note 12 – Lease Obligations (continued)

The following table summarizes the Company’s maturity of lease obligations for operating and finance leases at June 30, 2019:

Maturities of lease liabilities:
At June 30, 2019
Operating Leases
One year or less	$2,649
Over one year through three years	4,871
Over three years through five years	3,356
Over five years	3,848
Total	$14,724

Note 13 – Subsequent Events

On July 10, 2019, the Board of Directors of the Company declared a common stock dividend of $0.14 per share to shareholders of record on August 9, 2019 with a payment date of August 23, 2019.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, or the PSLRA. Such forward-looking statements, in addition to historical information, involve risk and uncertainties, and are based on the beliefs, assumptions and expectations of our management team. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimated,” “assumes,” “likely,” and variation of such similar expressions are intended to identify such forward-looking statements. Forward-looking statements speak only as of the date they are made. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from historical performance.

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2019, we had approximately $2.738 billion in consolidated assets, $2.208 billion in deposits and $221.1 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2019 the Bank operated through thirty branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Maplewood, Monroe Township, Parsippany, Plainsboro, River Edge, Rutherford, South Orange,

Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Financial Condition

Total assets increased by $63.4 million, or 2.4 percent, to $2.738 billion at June 30, 2019 from $2.675 billion at December 31, 2018. The increase in total assets was primarily the result of an increase in total cash and cash equivalents as a result of new deposit relationships, organic loan growth, and the inclusion of operating leases on the balance sheet due to accounting standards changes as mandated by the Financial Accounting Standards Board’s Accounting Standards Update - Leases Topic 842.

Loans receivable increased by $21.3 million, or 0.9 percent, to $2.300 billion at June 30, 2019 from $2.278 billion at December 31, 2018. The organic growth in loans over the first six months of 2019 represented increases of $27.2 million in construction loans, $4.3 million in commercial real estate and multi-family loans, and $603,000 in residential one-to-four family loans, partly offset by decreases of $9.0 million in home equity loans, $624,000 in commercial business loans, and $82,000 in consumer loans. The allowance for loan losses was $23.8 million, or 433.5 percent of non-accruing loans and 1.02 percent of gross loans, at June 30, 2019 as compared to an allowance for loan losses of $22.4 million, or 309.6 percent of non-accruing loans and 0.97 percent of gross loans, at December 31, 2018.

Total cash and cash equivalents increased by $32.4 million, or 16.6 percent, to $227.6 million at June 30, 2019 from $195.2 million at December 31, 2018. The Company’s level of cash and cash equivalents is a part of the Company’s strategy to maintain strong levels of liquidity.

Total investment securities decreased by $4.8 million, or 3.8 percent, to $122.2 million at June 30, 2019 from $127.0 million at December 31, 2018.

On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02 - Leases, requiring on-balance sheet reporting for all operating leases. Adoption of the Standard resulted in the recording of $14.7 million in operating lease right-of-use assets and a corresponding $14.7 million in operating lease liabilities at June 30, 2019.

Deposit liabilities increased by $27.5 million, or 1.3 percent, to $2.208 billion at June 30, 2019 from $2.181 billion at December 31, 2018. Increases over the first six months of 2019 included $45.3 million in money market checking accounts, $14.0 million in non-interest bearing deposits, and $6.9 million in transaction accounts, partly offset by decreases of $36.0 million in certificates of deposit, and $2.7 million in savings and club accounts. The decrease in the Company’s amount of certificates of deposit was related to reduced levels of listing service and brokered certificates of deposit, which saw decreases of $17.3 million and $132.0 million, respectively, during the first six months of 2019. The Company uses listing service and brokered certificates of deposit as additional sources of deposit liquidity, which totaled $19.6 million and $116.0 million, respectively, at June 30, 2019.

Debt obligations remained flat at $282.5 million at June 30, 2019 and December 31, 2018 and consisted of both Federal Home Loan Bank (“FHLB”) borrowings and subordinated debt balances. FHLB borrowings reflect the use of long-term advances to augment deposits as the Company’s funding source for originating loans and investing in investment securities. The weighted average interest rate of FHLB advances was 2.18 percent at June 30, 2019. The issuance of subordinated debt was to maintain adequate capital ratios for further growth. The fixed interest rate of subordinated debt balances was 5.625% at June 30, 2019.

Stockholders’ equity increased by $20.9 million, or 10.5 percent, to $221.2 million at June 30, 2019 from $200.3 million at December 31, 2018. The increase in stockholders’ equity was primarily attributable to the Company’s issuance of $6.3 million of common stock in a private placement which closed in February, 2019 and the issuance of $5.3 million of preferred series G stock in a private placement, which was issued in January, 2019. Retained earnings increased by $4.9 million to $43.3 million at June 30, 2019 from $38.4 million at December 31, 2018, due primarily to the increase in net income, net of dividends paid. Accumulated other comprehensive losses decreased $3.1 million to $1.9 million at June 30, 2019 from $5.0 million at December 31, 2018.

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

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,329,209	$28,634	4.92%	$2,033,372	$24,048	4.74%
Investment Securities	124,520	935	3.00%	146,760	1,033	2.82%
Interest-earning deposits	184,266	1,173	2.55%	96,853	615	2.55%
Total Interest-earning assets	2,637,995	30,742	4.66%	2,276,985	25,696	4.53%
Non-interest-earning assets	78,478			46,060
Total assets	$2,716,473			$2,323,045
Interest-bearing liabilities:
Interest-bearing demand accounts	$341,418	$648	0.76%	$333,641	$473	0.57%
Money market accounts	253,633	1,102	1.74%	186,650	502	1.07%
Savings accounts	259,398	110	0.17%	264,764	105	0.16%
Certificates of Deposit	1,056,375	6,097	2.31%	876,266	3,405	1.56%
Total interest-bearing deposits	1,910,824	7,957	1.67%	1,661,321	4,485	1.08%
Borrowed funds	283,424	1,920	2.71%	228,353	1,221	2.15%
Total interest-bearing liabilities	2,194,248	9,877	1.80%	1,889,674	5,706	1.21%
Non-interest-bearing liabilities	304,680			244,544
Total liabilities	2,498,928			2,134,218
Stockholders' equity	217,545			188,827
Total liabilities and stockholders' equity	$2,716,473			$2,323,045
Net interest income		$20,865			$19,990
Net interest rate spread(1)			2.86%			3.32%
Net interest margin(2)			3.16%			3.52%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,322,674	$56,867	4.90%	$1,876,349	$43,569	4.68%
Investment Securities	125,139	1,833	2.93%	138,133	1,836	2.68%
Interest-earning deposits	185,368	2,520	2.72%	109,937	1,233	2.26%
Total Interest-earning assets	2,633,181	61,220	4.65%	2,124,419	46,638	4.43%
Non-interest-earning assets	70,550			44,647
Total assets	$2,703,731			$2,169,066
Interest-bearing liabilities:
Interest-bearing demand accounts	$341,538	$1,252	0.73%	$323,843	$903	0.56%
Money market accounts	245,368	2,074	1.69%	172,074	869	1.02%
Savings accounts	259,958	223	0.17%	261,792	202	0.16%
Certificates of Deposit	1,070,757	12,087	2.26%	798,672	6,135	1.55%
Total interest-bearing deposits	1,917,621	15,636	1.63%	1,556,381	8,109	1.05%
Borrowed funds	283,442	3,817	2.69%	205,311	2,099	2.06%
Total interest-bearing liabilities	2,201,063	19,453	1.77%	1,761,692	10,208	1.17%
Non-interest-bearing liabilities	290,511			224,561
Total liabilities	2,491,574			1,986,253
Stockholders' equity	212,157			182,813
Total liabilities and stockholders' equity	$2,703,731			$2,169,066
Net interest income		$41,767			$36,430
Net interest rate spread(1)			2.88%			3.26%
Net interest margin(2)			3.17%			3.46%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

Results of Operations comparison for the Three Months Ended June 30, 2019 and 2018

Net income increased $2.9 million, or 126.0 percent, to $5.2 million for the three months ended June 30, 2019, compared with $2.3 million for the three months ended June 30, 2018. The increase in net income was primarily related to an increase in total interest income and decreases in the provision for loan losses and non-interest expenses, partly offset by an increase in interest expense, a decrease in total non-interest income, and a higher income tax provision for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Net interest income increased by $875,000, or 4.4 percent, to $20.9 million for the three months ended June 30, 2019 from $20.0 million for the three months ended June 30, 2018. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $361.0 million, or 15.9 percent, to $2.638 billion for the three months ended June 30, 2019 from $2.277 billion for the three months ended June 30, 2018. There was also an increase in the average yield on interest-earning assets of 13 basis points to 4.66 percent for the three months ended June 30, 2019 from 4.53 percent for the three months ended June 30, 2018. There was also an increase in the average balance of interest-bearing liabilities of $304.6 million, or 16.1 percent, to $2.194 billion for the three months ended June 30, 2019 from $1.890 billion for the three months ended June 30, 2018, and an increase in the average rate on interest-bearing liabilities of 59 basis points to 1.80 percent for the three months ended June 30, 2019 from 1.21 percent for the three months ended June 30, 2018.

Interest income on loans receivable increased by $4.6 million, or 19.1 percent, to $28.6 million for the three months ended June 30, 2019 from $24.0 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase in the average balance of loans receivable of $295.8 million, or 14.5 percent, to $2.329 billion for the three months ended June 30, 2019 from $2.033 billion for the three months ended June 30, 2018, as well as an increase in the average yield on loans of 18 basis points to 4.92 percent for the three months ended June 30, 2019 from 4.74 percent for the three months ended June 30, 2018. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the acquisition of IAB which was completed in the second quarter of 2018, while the increase in the average yield on loans related to the rising interest rate environment. Interest income on loans also included $518,000 of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the three months ended June 30, 2019, which added approximately eight basis points to the average yield on interest earning assets on an annualized basis.

Interest income on securities decreased by $98,000, or 9.5 percent, to $935,000 for the three months ended June 30, 2019 from $1.0 million for the three months ended June 30, 2018. This decrease was primarily due to a decrease in the average balance of securities of $22.2 million, or 15.2 percent, to $124.5 million for the three months ended June 30, 2019 from $146.7 million for the three months ended June 30, 2018, partly offset by an increase in the average yield on securities of 18 basis points to 3.00 percent for the three months ended June 30, 2019 from 2.82 percent for the three months ended June 30, 2018.

Interest income on other interest-earning assets increased by $558,000, or 90.7 percent, to $1.2 million for the three months ended June 30, 2019 from $615,000 for the three months ended June 30, 2018. This increase was primarily due to an increase in the average balance of other interest earning assets of $87.4 million, or 90.3 percent, to $184.3 million for the three months ended June 30, 2019 from $96.9 million for the three months ended June 30, 2018. The increase in the average balance of other interest-earning assets was consistent with the Company’s strategy of maintaining strong levels of liquidity.

Total interest expense increased by $4.2 million, or 73.1 percent, to $9.9 million for the three months ended June 30, 2019 from $5.7 million for the three months ended June 30, 2018. This increase resulted, primarily, from an increase in the average balance of interest-bearing liabilities of $304.6 million, or 16.1 percent, to $2.194 billion for the three months ended June 30, 2019 from $1.890 billion for the three months ended June 30, 2018, as well as an increase in the average rate on interest-bearing liabilities of 59 basis points to 1.80 percent for the three months ended June 30, 2019 from 1.21 percent for the three months ended June 30, 2018. Interest expense, net related to the issuance of subordinated debt in July 2018, totaled $529,000 for the three months ended June 30, 2019, which added approximately seven basis points to the average cost of funds on an annualized basis.

Net interest margin was 3.16 percent for the three-month period ended June 30, 2019 and 3.52 percent for the three-month period ended June 30, 2018. The decrease in the net interest margin was the result of the higher interest rate environment, with the increase in the cost of funds outpacing the return on interest earning assets for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The provision for loan losses decreased by $1.3 million, to $755,000 for the three months ended June 30, 2019 from $2.1 million for the three months ended June 30, 2018. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2019, the Company recognized $30,000 in recoveries compared to $243,000 in net recoveries for the three months ended June 30, 2018. The Bank had non-accrual loans totaling $5.5 million, or 0.24 percent, of gross loans at June 30, 2019 as compared to $7.2 million, or 0.31 percent, of gross loans at December 31, 2018. The allowance for loan losses was $23.8 million, or 1.02 percent, of gross loans at June 30, 2019, and $22.4 million, or 0.97 percent, of gross loans at December 31, 2018 and $20.6 million, or 0.96 percent, of gross loans at June 30, 2018. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2019 and December 31, 2018.

Total non-interest income decreased by $235,000, or 15.0 percent, to $1.3 million for the three months ended June 30, 2019 from $1.6 million for the three months ended June 30, 2018. The decrease in total non-interest income was mainly related to lower income from fees and service charges as well as lower gains on sale of loans, partly offset by higher gains on sale of other real estate owned properties and gains on sale of investment securities. Fees and service charges decreased $169,000, or 17.4 percent to $802,000 for the three months ended June 30, 2019 from $971,000 for the three months ended June 30, 2018. Gain on sales of loans decreased by $139,000, or 24.1 percent, to $437,000 for the three months ended June 30, 2019 from $576,000 for the three months ended June 30, 2018. Gain on sale of other real estate owned properties increased by $55,000, to $45,000 for the three months ended June 30, 2019 from a loss of $10,000 for the three months ended June 30, 2018. Gain on sale of investment securities was $21,000 for the three months ended June 30, 2019, with no comparable figure for the three months ended June 30, 2018.

Total non-interest expense decreased by $2.1 million, or 13.1 percent, to $13.9 million for the three months ended June 30, 2019 from $16.0 million for the three months ended June 30, 2018.

Merger-related expenses decreased $2.0 million, which was the amount incurred in the three months ended June 30, 2018 with no comparable figure for the three months ended June 30, 2019.

Salaries and employee benefits expense decreased by $207,000, or 2.9 percent, to $6.9 million for the three months ended June 30, 2019 from $7.1 million for the three months ended June 30, 2018. The decrease in salaries and employee benefits related in part to a reduction in full-time equivalent employees, from 371 at June 30, 2018 to 366 at June 30, 2019, as part of management’s continued initiative to manage headcount throughout the organization.

Occupancy expense increased by $173,000, or 7.0 percent, to $2.6 million for the three months ended June 30, 2019 from $2.5 million for the three months ended June 30, 2018, largely related to the opening of two new branches in 2019.

Data processing expense decreased by $97,000, or 11.7 percent, to $731,000 for the three months ended June 30, 2019 from $828,000 for the three months ended June 30, 2018, primarily attributable to non-recurring charges in the second quarter of 2018 upon the merger with IAB.

Director fee expense increased by $115,000, or 57.2 percent, to $316,000 for the three months ended June 30, 2019 from $201,000 for the three months ended June 30, 2018, primarily related to the awarding of stock options and restricted stock under the 2018 Equity Incentive Plan, during the three months ended June 30, 2019.

Regulatory fees associated with FDIC assessments increased by $127,000, or 43.8 percent, to $417,000 for the three months ended June 30, 2019 from $290,000 for the three months ended June 30, 2018. The increase was primarily due to higher FDIC insurance assessment costs, which in part results from the growth of the Bank, and the inclusion of IAB for the full quarter in the current-year period.

There were also less significant variances in professional fees, advertising and promotional, other real estate owned, net and other expenses, which netted to a reduction of expenses of $158,000 from the prior year. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses.

The income tax provision increased by $1.1 million, or 93.1 percent, to $2.3 million for the three months ended June 30, 2019 from $1.2 million for the three months ended June 30, 2018. The increase in the income tax provision comes as a result of higher taxable income for the three months ended June 30, 2019 as compared to that same period for 2018. The consolidated effective tax rate for the three months ended June 30, 2019 was 30.7 percent compared to 34.2 percent for the three months ended June 30, 2018. The lower effective tax rate in the current period primarily related to an adjustment for the three months ended June 30, 2018 related to an increase in the New Jersey corporate business tax of 2.5 percent which was enacted July 1, 2018, and effective retroactively to January 1, 2018.

Results of Operations comparison for the Six Months Ended June 30, 2019 and 2018

Net income increased $3.7 million, or 53.8 percent, to $10.7 million for the six months ended June 30, 2019, compared with $7.0 million for the six months ended June 30, 2018. The increase in net income was primarily related to an increase in total interest income, a decrease in the provision for loan losses and a decrease in non-interest expense, partly offset by an increase in interest expense, a decrease in total non-interest income, and a higher income tax provision for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Net interest income increased by $5.3 million, or 14.7 percent, to $41.8 million for the six months ended June 30, 2019 from $36.5 million for the six months ended June 30, 2018. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $508.8 million, or 24.0 percent, to $2.633 billion for the six months ended June 30, 2019 from $2.124 billion for the six months ended June 30, 2018. There was an increase in the average yield on interest-earning assets of 22 basis points to 4.65 percent for the six months ended June 30, 2019 from 4.43 percent for the six months ended June 30, 2018. Offsetting the increase in interest income was an increase in the average balance of interest-bearing liabilities of $439.4 million, or 24.9 percent, to $2.201 billion for the six months ended June 30, 2019 from $1.762 billion for the six months ended June 30, 2018, and an increase in the average rate on interest-bearing liabilities of 60 basis points to 1.77 percent for the six months ended June 30, 2019 from 1.17 percent for the six months ended June 30, 2018.

Interest income on loans receivable increased by $13.3 million, or 30.5 percent, to $56.9 million for the six months ended June 30, 2019 from $43.6 million for the six months ended June 30, 2018. The increase was primarily attributable to an increase in the average balance of loans receivable of $446.3 million, or 23.8 percent, to $2.323 billion for the six months ended June 30, 2019 from $1.876 billion for the six months ended June 30, 2018, as well as an increase in the average yield on loans of 22 basis points to 4.90 percent for the six months ended June 30, 2019 from 4.68 percent for the six months ended June 30, 2018. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the acquisition of IAB, which was completed in the second quarter of 2018, while the increase in the average yield on loans related to the rising interest rate environment. Interest income on loans also included $1.0 million of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the six months ended June 30, 2019, which added approximately eight basis points to the average yield on interest earning assets on an annualized basis.

Interest income on securities decreased by $3,000 to $1.8 million for the six months ended June 30, 2019 which was comparable to the same period for the prior year. This decrease was primarily due to a decrease in the average balance of securities of $13.0 million, or 9.4 percent, to $125.1 million for the six months ended June 30, 2019 from $138.1 million for the six months ended June 30, 2018, partly offset by an increase in the average yield on securities of 25 basis points to 2.93 percent for the six months ended June 30, 2019 from 2.68 percent for the six months ended June 30, 2018.

Interest income on other interest-earning assets increased by $1.3 million, or 104.4 percent, to $2.5 million for the six months ended June 30, 2019 from $1.2 million for the six months ended June 30, 2018. This increase was primarily due to an increase in the average balance of other interest earning assets of $75.4 million, or 68.6 percent, to $185.4 million for the six months ended June 30, 2019 from $110.0 million for the six months ended June 30, 2018 as well as an increase in the average yield on other interest-earning assets of 46 basis points to 2.72 percent for the six months ended June 30, 2019 from 2.26 percent for the six months ended June 30, 2018. The increase in the average balance of other interest-earning assets was consistent with the Company’s strategy of maintaining strong levels of liquidity. The increase in the average yield on other interest-earning assets correlates to the increases in the fed funds rate that have occurred over the last 12 months.

Total interest expense increased by $9.2 million, or 90.6 percent, to $19.4 million for the six months ended June 30, 2019 from $10.2 million for the six months ended June 30, 2018. This increase resulted, primarily, from an increase in the average balance of interest-bearing liabilities of $439.4 million, or 24.9 percent, to $2.201 billion for the six months ended June 30, 2019 from $1.762 billion for the six months ended June 30, 2018, as well as an increase in the average rate on interest-bearing liabilities of 60 basis points to 1.77 percent for the six months ended June 30, 2019 from 1.17 percent for the six months ended June 30, 2018. Interest expense, net related to the issuance of subordinated debt in July 2018, totaled $1.0 million for the six months ended June 30, 2019, which added approximately seven basis points to the average cost of funds on an annualized basis.

Net interest margin was 3.17 percent for the six-month period ended June 30, 2019 and 3.46 percent for the six-month period ended June 30, 2018. The decrease in the net interest margin was the result of the higher interest rate environment within the period, with the increase in the cost of funds outpacing the return on interest earning assets for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

The provision for loan losses decreased by $1.8 million, to $1.6 million for the six months ended June 30, 2019 from $3.4 million for the six months ended June 30, 2018. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2019, the Company experienced $214,000 in net charge-offs compared to $137,000 in net charge-offs for the six months ended June 30, 2018. The Bank had non-accrual loans totaling $5.5 million, or 0.24 percent, of gross loans at June 30, 2019 as compared to $7.2 million, or 0.31 percent, of gross loans at December 31, 2018. The allowance for loan losses was $23.8 million, or 1.02 percent, of gross loans at June 30, 2019, and $22.4 million, or 0.97 percent, of gross loans at December 31, 2018 and $20.6 million, or 0.96 percent, of gross loans at June 30, 2018. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2019 and December 31, 2018.

Total non-interest income decreased by $2.0 million, or 39.6 percent, to $3.0 million for the six months ended June 30, 2019 from $5.0 million for the six months ended June 30, 2018. The decrease in total non-interest income mainly related to a decrease in the amount of other non-interest income of $2.2 million, or 95.6 percent, to $102,000 for the six months ended June 30, 2019 from $2.3 million for the six months ended June 30, 2018. The decrease in other non-interest income was the result of $2.2 million in proceeds from a legal settlement recognized in the first quarter of 2018. The decrease in total non-interest income also related to a decrease in the gain on sale of loans of $404,000, or 34.9 percent, to $755,000 for the six months ended June 30, 2019 from $1.1 million for the six months ended June 30, 2018. The decrease in total non-interest income was partly offset by an increase in unrealized gains on equity securities of $425,000, with a gain of $265,000 for the six months ended June 30, 2019 as compared to an unrealized loss on equity securities of $160,000 for the six months ended June 30, 2018. There was an increase in gains on the sale of impaired loans of $131,000, with a gain of $107,000 for the six months ended June 30, 2019 as compared to a loss of $24,000 for the six months ended June 30, 2018. There was an increase in gains on other real estate owned properties of $63,000, with a gain of $53,000 for the six months ended June 30, 2019 as compared to a loss of $10,000 for the six months ended June 30, 2018. There was an increase in the gain on sales of investment securities of $21,000 for the six months ended June 30, 2019 with no comparable figure for the six months ended June 30, 2018.

Total non-interest expense decreased by $320,000, or 1.1 percent, to $27.7 million for the six months ended June 30, 2019 from $28.0 million for the six months ended June 30, 2018.

Merger-related expenses decreased $2.2 million, which was the amount incurred in the six months ended June 30, 2018 with no comparable figure for the six months ended June 30, 2019.

Salaries and employee benefits expense increased by $441,000, or 3.3 percent, to $13.8 million for the six months ended June 30, 2019 from $13.4 million for the six months ended June 30, 2018. The increase in salaries and employee benefits related in part to the inclusion of IAB employees after the merger was completed in April, 2018, as well as normal salary increases. These increases were partly offset by a reduction in full-time equivalent employees, from 371 at June 30, 2018 to 366 at June 30, 2019, as part of management’s continued initiative to manage headcount throughout the organization.

Occupancy expense increased by $741,000, or 16.3 percent, to $5.3 million for the six months ended June 30, 2019 from $4.5 million for the six months ended June 30, 2018, largely related to the opening of two new branches in 2019.

Data processing expense decreased by $105,000, or 6.7 percent, to $1.4 million for the six months ended June 30, 2019 from $1.5 million for the six months ended June 30, 2018, primarily attributable to non-recurring charges in the second quarter of 2018 upon the merger with IAB.

Director fees increased by $232,000, or 57.7 percent, to $634,000 for the six months ended June 30, 2019 from $402,000 for the six months ended June 30, 2018, primarily related to the awarding of stock options and restricted stock under the 2018 Equity Incentive Plan during the second quarter of 2019.

Regulatory fees associated with FDIC assessments increased by $345,000, or 65.2 percent, to $874,000 for the six months ended June 30, 2019 from $529,000 for the six months ended June 30, 2018. The increase was primarily due to higher FDIC insurance assessment costs, which in part results from the growth of the Bank, and the inclusion of IAB for the full six months in the current-year period.

There were also less significant variances in professional fees, advertising and promotional, other real estate owned, net and other expenses, which netted to increased expenses of $210,000 from the prior year. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses.

The income tax provision increased by $1.7 million, or 56.6 percent, to $4.8 million for the six months ended June 30, 2019 from $3.1 million for the six months ended June 30, 2018. The increase in the income tax provision comes as a result of higher taxable income for the six months ended June 30, 2019 as compared to that same period for 2018. The consolidated effective tax rate for the six months ended June 30, 2019 was 30.8 percent compared to 30.5 percent for the six months ended June 30, 2018.

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

The Company had total borrowings of $282.5 million at June 30, 2019 and $282.4 million at December 31, 2018. The average rate of FHLB advances was 2.18 percent at June 30, 2019, and December 31, 2018. The subordinated debentures have a ten-year term and will bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity.

The private placement subordinated debentures have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72%. until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debentures to determine alternative reference rates, and does not anticipate there will be a significant financial statement impact.

The Company had the ability at June 30, 2019 to obtain additional funding from the FHLB of up to $270.9 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $739.1 million at June 30, 2019. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At June 30, 2019, and December 31, 2018, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

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

The final rule became effective for the Bank on January 1, 2015.  The capital conservation buffer was phased in starting at 0.625% in 2016 and increasing by 0.625% annually until it reached 2.5% in 2019. The Bank currently complies with the minimum capital requirements set forth in the final rule and operates under the 2.5% capital conservation buffer.

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

Capital Resources (continued)

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in thousands
As of June 30, 2019:
Bank
Total capital (to risk-weighted assets)	$275,363	12.67%	$173,930	8.00%	$217,413	10.00%
Tier 1 capital (to risk-weighted assets)	251,574	11.57	130,448	6.00	173,930	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	251,574	11.57	97,836	4.50	141,318	6.50
Tier 1 capital (to average assets)	251,574	9.28	108,422	4.00	135,528	5.00

As of December 31, 2018:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$255,631	12.01%	$170,222	8.00%	$212,777	10.00%
Tier 1 capital (to risk-weighted assets)	233,272	10.96	127,666	6.00	170,222	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	233,272	10.96	95,750	4.50	138,305	6.50
Tier 1 capital (to average assets)	233,272	8.72	106,999	4.00	133,749	5.00

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2019. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2019.

The following table sets forth the Company’s NPV as of that date (dollars in thousands).

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$164,674	$(75,128)	(31.33)%	6.48%	(230)	bps
+200bp	192,493	(47,309)	(19.73)	7.38	(139)	bps
+100bp	221,688	(18,113)	(7.55)	8.30	(48)	bps
PAR	239,801	-	-	8.78	-	bps
-100bp	256,955	17,153	7.15	9.19	42	bps

bp – basis points

The table above indicates that as of June 30, 2019, in the event of a 100 basis point increase in interest rates, we would experience a decrease to 8.30% in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of June 30, 2019, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

The performance of the Bank's New York multifamily and mixed-use loans could be adversely impacted by recent legislation.

The performance of certain of our multifamily and mixed-use loans could be adversely impacted because of recent New York legislation involving rent control and rent stabilization, which are outside the control of the borrower or the Bank, and could impair the value of the security for the loan or the future cash flow of such properties. On June 14, 2019, the State of New York enacted legislation increasing restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the “vacancy bonus” and “longevity bonus,” which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal.  The new legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this new legislation as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, etc.). In addition, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

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

BCB BANCORP, INC.

Date: August 7, 2019	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)