Form 10-Q
period 2019-09-30
BCB BANCORP INC
filed 2019-11-06
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2019, BCB Bancorp, Inc., had 16,478,735 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
Cash and amounts due from depository institutions	$27,625	$18,970
Interest-earning deposits	348,986	176,294
Total cash and cash equivalents	376,611	195,264

Interest-earning time deposits	735	735
Debt securities available for sale	98,218	119,335
Equity investments	5,857	7,672
Loans held for sale	3,195	1,153
Loans receivable, net of allowance for loan losses
of $24,691 and $22,359 respectively	2,253,699	2,278,492
Federal Home Loan Bank of New York stock, at cost	15,171	13,405
Premises and equipment, net	20,315	20,293
Accrued interest receivable	8,959	8,378
Other real estate owned	-	1,333
Deferred income taxes	13,445	13,601
Goodwill and other intangibles	5,570	5,604
Operating lease right-of-use assets	13,951	-
Other assets	9,773	9,466
Total Assets	$2,825,499	$2,674,731

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$276,235	$263,960
Interest bearing deposits	1,987,222	1,916,764
Total deposits	2,263,457	2,180,724
FHLB advances	275,800	245,800
Subordinated debt	36,752	36,577
Operating lease liability	14,054	-
Other liabilities and accrued interest payable	11,717	11,415
Total Liabilities	2,601,780	2,474,516

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized;
issued and outstanding 8,340 shares of series C 6%, series D 4.5%, series G 6%, (liquidation value $10,000 per share)
and series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at September 30, 2019 and 7,807 shares of series C 6%, series D 4.5%, (liquidation value $10,000 per share)
and series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at December 31, 2018	-	-
Additional paid-in capital preferred stock	25,016	19,706
Common stock: no par value; 40,000,000 shares authorized; issued 18,444,453 and 18,352,748 at September 30, 2019 and December 31, 2018, respectively, outstanding 16,477,235 shares and
15,889,306 shares, at September 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital common stock	177,253	175,500
Retained earnings	45,947	38,405
Accumulated other comprehensive (loss)	(2,449)	(5,076)
Treasury stock, at cost, 1,967,218 and 2,463,442 shares at September 30, 2019 and December 31, 2018, respectively	(22,048)	(28,320)
Total Stockholders' Equity	223,719	200,215

Total Liabilities and Stockholders' Equity	$2,825,499	$2,674,731

See accompanying notes to unaudited consolidated financial statements

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest and dividend income:
Loans, including fees	$28,860	$26,019	$85,727	$69,588
Mortgage-backed securities	652	827	2,160	2,363
Other investment securities	107	116	432	416
FHLB stock and other interest earning assets	1,750	1,009	4,270	2,242
Total interest income	31,369	27,971	92,589	74,609

Interest expense:
Deposits:
Demand	1,898	1,130	5,224	2,902
Savings and club	102	116	325	318
Certificates of deposit	6,603	4,591	18,690	10,726
	8,603	5,837	24,239	13,946
Borrowings	2,006	2,054	5,823	4,153
Total interest expense	10,609	7,891	30,062	18,099

Net interest income	20,760	20,080	62,527	56,510
Provision for loan losses	900	907	2,544	4,309

Net interest income after provision for loan losses	19,860	19,173	59,983	52,201

Non-interest income:
Fees and service charges	855	1,092	2,540	2,773
Gain on sales of loans	89	738	844	1,897
Gain (loss) on bulk sale of impaired loans held in portfolio	-	-	107	(24)
Gain on sales of other real estate owned	124	14	177	4
Gain on sale of investment securities	283	-	304	-
Unrealized (loss) gain on equity investments	(45)	(82)	220	(242)
Other	77	90	179	2,393
Total non-interest income	1,383	1,852	4,371	6,801

Non-interest expense:
Salaries and employee benefits	7,294	7,156	21,127	20,548
Occupancy and equipment	2,647	2,490	7,926	7,028
Data processing and service fees	776	942	2,128	2,499
Professional fees	368	437	1,474	1,475
Director fees	356	192	990	594
Regulatory assessments	(91)	419	783	948
Advertising and promotional	64	129	260	314
Other real estate owned, net	(31)	22	77	213
Merger related costs	-	119	-	2,303
Other	2,269	2,485	6,558	6,460
Total non-interest expense	13,652	14,391	41,323	42,382

Income before income tax provision	7,591	6,634	23,031	16,620
Income tax provision	2,359	2,040	7,121	5,081

Net Income	$5,232	$4,594	$15,910	$11,539
Preferred stock dividends	342	263	1,002	691
Net Income available to common stockholders	$4,890	$4,331	$14,908	$10,848

Net Income per common share-basic and diluted
Basic	$0.30	$0.27	$0.91	$0.70
Diluted	$0.30	$0.27	$0.91	$0.69

Weighted average number of common shares outstanding
Basic	16,468	15,789	16,320	15,482
Diluted	16,523	15,896	16,369	15,609

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net Income	$5,232	$4,594	$15,910	$11,539
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period	(713)	(845)	3,488	(4,189)
Tax Effect	193	155	(861)	967
Net of Tax Effect	(520)	(690)	2,627	(3,222)
Other comprehensive (loss) income	(520)	(690)	2,627	(3,222)
Comprehensive income	$4,712	$3,904	$18,537	$8,317

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2018	$-	$-	$195,206	$38,405	$(28,320)	$(5,076)	$200,215

Issuance of common stock	-	-	6,239	-	-	-	6,239

Issuance of Series G Preferred Stock	-	-	5,310	-	-	-	5,310

Stock-based compensation expense	-	-	688	-	-	-	688

Treasury Stock allocated to Common Stock issuance	-	-	(5,707)	(565)	6,272	-	-

Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(1,002)	-	-	(1,002)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(6,516)	-	-	(6,516)

Dividend Reinvestment Plan	-	-	285	(285)	-	-	-

Stock Purchase Plan	-	-	248	-	-	-	248

Net income	-	-	-	15,910	-	-	15,910

Other comprehensive income	-	-	-	-	-	2,627	2,627

Balance at September 30, 2019	$-	$-	$202,269	$45,947	$(22,048)	$(2,449)	$223,719

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at June 30, 2019	$-	$-	$201,783	$43,347	$(22,048)	$(1,929)	$221,153

Stock-based compensation expense	-	-	291	-	-	-	291

Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(343)	-	-	(343)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,190)	-	-	(2,190)

Dividend Reinvestment Plan	-	-	99	(99)	-	-	-

Stock Purchase Plan	-	-	96	-	-		96

Net income	-	-	-	5,232	-	-	5,232

Other comprehensive income	-	-	-	-	-	(520)	(520)

Balance at September 30, 2019	$-	$-	$202,269	$45,947	$(22,048)	$(2,449)	$223,719

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Continued)

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2017	$-	$-	$177,471	$31,241	$(29,116)	$(3,142)	$176,454

Acquisition of IA Bancorp	-	-	17,405	-	-	-	17,405

Exercise of Stock Options	-	-	2	-	-	-	2

Stock-based Compensation Expense	-	-	230	-	-	-	230

Dividends payable on Series C 6%, Series D 4.5%, Series E 6%, and Series F 6% noncumulative perpetual preferred stock	-	-	-	(691)	-	-	(691)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(6,275)	-	-	(6,275)

Dividend Reinvestment Plan	-	-	247	(247)	-	-	-

Stock Purchase Plan	-	-	321	-	-	-	321

Net income	-	-	-	11,539	-	-	11,539

Reclassification of unrealized gains on AFS equity securities	-	-	-	126	-	(126)	-

Other comprehensive income	-	-	-	-	-	(3,222)	(3,222)

Balance at September 30, 2018	$-	$-	$195,676	$35,693	$(29,116)	$(6,490)	$195,763

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at June 30, 2018	$-	$-	$195,422	$33,571	$(29,116)	$(5,800)	$194,077

Acquisition of IA Bancorp	-	-	-	-	-	-	-

Stock-based compensation expense	-	-	66	-	-	-	66

Dividends payable on Series C 6%, Series D 4.5%, Series E 6%, and Series F 6% noncumulative perpetual preferred stock	-	-	-	(263)	-	-	(263)

Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,125)	-	-	(2,125)

Dividend Reinvestment Plan	-	-	84	(84)	-	-	-

Stock Purchase Plan	-	-	104	-	-		104

Net income	-	-	-	4,594	-	-	4,594

Other comprehensive loss	-	-	-	-	-	(690)	(690)

Balance at September 30, 2018	$-	$-	$195,676	$35,693	$(29,116)	$(6,490)	$195,763

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities :
Net Income	$15,910	$11,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,146	2,039
Amortization and accretion, net	(2,206)	(2,191)
Provision for loan losses	2,544	4,309
Deferred income tax (benefit)	(859)	(284)
Loans originated for sale	(15,065)	(17,320)
Proceeds from sales of loans	13,867	18,740
Gain on sales of loans originated for sale	(844)	(1,897)
Gain on sales of other real estate owned	(177)	(4)
Gains on sales of securities available for sale	(304)	-
Fair value adjustment of OREO	-	101
Unrealized (gain) loss on equity investments	(220)	242
(Gain) loss on bulk sale of impaired loans held in portfolio	(107)	24
Stock-based compensation expense	688	230
(Increase) in interest receivable	(581)	(1,870)
(Increase) in other assets	(307)	(2,637)
(Decrease) increase in accrued interest payable	(331)	1,132
Increase in other liabilities	831	1,376
Net Cash Provided by Operating Activities	14,985	13,529
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	13,691	20,286
Purchases of securities available for sale	(1,153)	(16,353)
Proceeds from sales of other real estate owned	2,417	502
Proceeds from bulk sale of impaired loans held	402	250
Proceeds from sales of securities available for sale	14,234	-
Net decrease (increase) in loans receivable	23,693	(401,888)
Additions to premises and equipment	(2,168)	(829)
(Purchase) of Federal Home Loan Bank of New York stock	(1,766)	(3,381)
Cash acquired in acquisition	-	7,597
Cash paid in acquisition	-	(2,550)
Net Cash Provided by (Used In) Investing Activities	49,350	(396,366)
Cash flows from financing activities:
Net increase in deposits	82,733	368,818
Proceeds from Federal Home Loan Bank of New York advances	40,000	175,800
Repayments of Federal Home Loan Bank of New York advances	(10,000)	(105,000)
Cash dividends paid on common stock	(6,516)	(6,275)
Cash dividends paid on preferred stock	(1,002)	(691)
Net proceeds from issuance of common stock	6,487	321
Net proceeds from issuance of preferred stock	5,310	-
Net proceeds from issuance of subordinated debt	-	32,337
Exercise of stock options	-	2
Net Cash Provided by Financing Activities	117,012	465,312

Net Increase In Cash and Cash Equivalents	181,347	82,475
Cash and Cash Equivalents-Beginning	195,264	124,235

Cash and Cash Equivalents-Ending	$376,611	$206,710

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$8,492	$6,706
Interest	30,393	16,968
Non-cash items:
Transfer of loans to other real estate owned	$907	$972

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2019, and the date these consolidated financial statements were issued.

Note 2 - Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which superseded the lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Previously, leases were classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows is generally consistent with the prior guidance. The new guidance became effective for the Company in 2019. The standard has been applied using a modified retrospective transition method. The right-of-use asset and lease liability are reported on the Company’s consolidated statement of financial condition. The adoption of the provisions of this update did not have a significant impact to our consolidated statements of income. At September 30, 2019, the Company had $14.0 million in capitalized lease right-of-use assets and $14.1 million in related lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements. The amendments are effective for the Company in 2020. On October 16, 2019, the FASB approved changes to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal will delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company, the delay is applicable to the Company. The Company is evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations. The effect of this change cannot be ascertained at this point, and will depend upon factors including asset components, asset quality and market conditions at the adoption date.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company recorded a cumulative effect adjustment to the balance sheet as of January 1, 2018 in the amount of $126,000, representing the unrealized gain of $175,000 at December 31, 2017 net of taxes of $49,000. The Company recorded a loss and gain to the income statement in the amounts of $45,000 and $220,000, respectively, for the three and nine months ended September 30, 2019 and losses of $82,000 and $242,000 for the three and nine months ended September 30, 2018.

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

Note 3 – Reclassification

Certain amounts as of December 31, 2018 and for the three and nine month periods ended September 30, 2018 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Net periodic pension cost for the three and nine months ended September 30, 2019 and September 30, 2018 was $63,000,  $146,000,  $10,000, and $30,000, respectively. Net periodic postretirement cost for the SERP plan for each of the three and nine months ended September 30, 2019 and September 30, 2018 was $3,000,  $9,000,  $3,000, and $9,000, respectively.

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

On June 14, 2019, a grant of 68,750 options was declared for members of the Board of Directors of the Bank and the Company which vest at a rate of 50% per year, over two years, commencing on the first anniversary of the grant date. The exercise price was recorded as of close of business on June 14, 2019. On June 14, 2019, a grant of 30,125 options was declared for certain executive officers of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date. The exercise price was recorded as of the close of business on June 14, 2019. On June 14, 2019, an award of 33,110 shares of restricted stock was declared for members of the Board of Directors of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date. On June 14, 2019, an award of 14,508 shares of restricted stock was declared for certain executive officers of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date.

On December 14, 2018, a grant of 300,000 options was declared for members of the Board of Directors of the Bank and the Company which vest at a rate of 50% per year, over two years, commencing on the first anniversary of the grant date. The exercise price was recorded as of close of business on December 14, 2018.  On December 14, 2018, an award of 54,000 shares of restricted stock was declared for members of the Board of Directors of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date. On December 14, 2018, an award of 13,321 shares of restricted stock was declared for certain executive officers of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date.

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options. On September 13, 2017, a grant of 275,000 options was declared for certain members of the Board of Directors of the Bank and the Company which vest at a rate of 10% per year, over ten years commencing on the first anniversary of the grant date. The exercise price was recorded as of the close of business on September 13, 2017. There were 75,000 stock options granted to employees in the fourth quarter of 2017 which vests at a rate of 20% per year.

Note 4 – Pension and Equity Incentive Plans (continued)

The following table presents a summary of the status of the Company’s restricted shares as of September 30, 2019.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	67,321	$11.26
Granted	47,618	12.46
Vested	-
Forfeited	-
Non-vested at September 30, 2019	114,939	$11.86

Expected future expenses relating to the non-vested restricted shares outstanding as of September 30, 2019 was approximately $930,000 over a weighted average period of 1.21 years.

The following tables present a summary of the status of the Company’s outstanding stock option awards as of September 30, 2019 and September 30, 2018.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2018	1,104,600	$8.93 - 13.32	$11.36

Options granted	98,875	12.46	12.46
Options exercised	-
Options forfeited	(1,000)	10.55	10.55
Options expired	-

Outstanding at September 30, 2019	1,202,475	$8.93 - 13.32	$11.45

As of September 30, 2019, stock options which were granted and were exercisable totaled 268,633 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 866,775 shares of unvested options outstanding as of September 30, 2019 was $1.6 million over a weighted average period of 4.71 years.

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

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to 582,067 shares of unvested options outstanding as of September 30, 2018 was $1.1 million over a weighted average period of 6.75 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2019 and 2018, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended September 30, 2019 and 2018 the weighted average number of outstanding options considered to be anti-dilutive were 42,958 and 3,665 respectively. For the nine months ended September 30, 2019 and 2018, the weighted average number of outstanding options considered to be anti-dilutive were 32,054 and 1,896, respectively. At September 30, 2019, the Company has 6,465 shares of its Series F 6% noncumulative perpetual preferred stock (“Series F shares”) issued and outstanding, which are convertible into the Company’s common stock. The conversion of Series F shares to common shares was not included in the computation of diluted earnings per share as they would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Net income available to common stockholders	$4,890			$4,331

Basic earnings per share-
Income available to
Common stockholders	$4,890	16,468	$0.30	$4,331	15,789	$0.27

Effect of dilutive securities:
Stock options	-	55		-	107

Diluted earnings per share-
Income available to
Common stockholders	$4,890	16,523	$0.30	$4,331	15,896	$0.27

	For the Nine Months Ended September 30,
	2019			2018
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Net income available to common stockholders	$14,908			$10,848

Basic earnings per share-
Income available to
Common stockholders	$14,908	16,320	$0.91	$10,848	15,482	$0.70

Effect of dilutive securities:
Stock options	-	49		-	127

Diluted earnings per share-
Income available to
Common stockholders	$14,908	16,369	$0.91	$10,848	15,609	$0.69

Note 6 –Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Mortgage-backed securities:
Due after one year through five years	$3,482	$19	$66	$3,435
Due after five years through ten years	1,669	34	-	1,703
Due after ten years	93,486	605	1,011	93,080
	$98,637	$658	$1,077	$98,218

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$5,613	$10	$124	$5,499
Due after five years through ten years	3,246	2	1	3,247
Due after ten years	110,710	52	3,868	106,894

Municipal obligations:
Due within one year	495	-	-	495
Due after one year through five years	917	10	-	927
Due after five years through ten years	1,225	13	1	1,237
Due after ten years	1,036	-	-	1,036
	$123,242	$87	$3,994	$119,335

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2019
Residential mortgage-backed securities	$12,361	$525	$27,797	$552	$40,158	$1,077

December 31, 2018
Residential mortgage-backed securities	$39,289	$879	$62,860	$3,114	$102,149	$3,993
Municipal obligations	1,879	1	-	-	1,879	1
	$41,168	$880	$62,860	$3,114	$104,028	$3,994

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At September 30, 2019 and December 31, 2018, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at September 30, 2019 and December 31, 2018, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of September 30, 2019 and December 31, 2018 by segment and class:

	September 30, 2019	December 31, 2018
	(In Thousands)
Residential one-to-four family	$252,971	$258,085
Commercial and multi-family	1,668,982	1,697,837
Construction	131,697	107,783
Commercial business(1)	161,649	165,193
Home equity(2)	63,645	72,895
Consumer	728	809
	2,279,672	2,302,602

Less:
Deferred loan fees, net	(1,282)	(1,751)
Allowance for loan losses	(24,691)	(22,359)
Sub-total	(25,973)	(24,110)

Total Loans, net	$2,253,699	$2,278,492

	September 30, 2019	December 31, 2018
	(In Thousands)
Originated loans:
Residential one-to-four family	$213,266	$213,200
Commercial and multi-family	1,536,792	1,540,766
Construction	131,697	106,187
Commercial business(1)	140,162	136,966
Home equity(2)	48,498	54,271
Consumer	693	726

Sub-total	2,071,108	2,052,116

Acquired loans initially recorded at fair value:
Residential one-to-four family	38,345	43,495
Commercial and multi-family	127,030	150,239
Construction	-	1,596
Commercial business(1)	20,531	27,373
Home equity(2)	14,908	18,376
Consumer	35	83

Sub-total	200,849	241,162

Acquired loans with deteriorated credit:
Residential one-to-four family	1,360	1,390
Commercial and multi-family	5,160	6,832
Construction	-	-
Commercial business(1)	956	854
Home equity(2)	239	248
Consumer	-	-

Sub-total	7,715	9,324

Total Loans	2,279,672	2,302,602

Less:
Deferred loan fees, net	(1,282)	(1,751)
Allowance for loan losses	(24,691)	(22,359)

Sub-total	(25,973)	(24,110)

Total Loans, net	$2,253,699	$2,278,492

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Purchased Credit Impaired Loans

The carrying value of loans acquired in the IAB acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $5.7 million at September 30, 2019, which was $1.6 million less than the balance at December 31, 2018. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non- accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality for which the Company applies the provisions of ASC 310-30 (in thousands):

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
(Dollars in thousands)
Balance, beginning of Period	$2,229	$1,191	$2,704	$-
Additions from acquisition of IAB	-	-	-	1,399
Accretion recorded to interest income	(229)	(180)	(704)	(388)
Balance, end of Period	$2,000	$1,011	$2,000	$1,011

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in the Company’s Consolidated Statements of Financial Condition. (In thousands):

	September 30,	December 31,
	2019	2018

Unpaid principal balance	$247,207	$301,357
Recorded investment	208,564	250,486

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2019, and the related portion of the allowances for loan losses that is allocated to each loan class, as of September 30, 2019 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,580	$14,251	$1,454	$3,995	$274	$1	$150	$22,705
Acquired loans initially recorded at fair value:	731	-	-	-	-	-	-	731
Acquired loans with deteriorated credit:	146	137	-	67	3	-	-	353
Beginning Balance, June 30, 2019	3,457	14,388	1,454	4,062	277	1	150	23,789

Charge-offs:
Originated Loans:	1	-	-	-	-	-	-	1
Sub-total:	1	-	-	-	-	-	-	1

Recoveries:
Acquired loans initially recorded at fair value:	-	-	-	-	3	-	-	3
Sub-total:	-	-	-	-	3	-	-	3

Provisions:
Originated Loans:	(145)	421	83	(29)	15	(1)	208	552
Acquired loans initially recorded at fair value:	(316)	112	-	627	9	-	-	432
Acquired loans with deteriorated credit:	(106)	23	-	(1)	-	-	-	(84)
Sub-total:	(567)	556	83	597	24	(1)	208	900

Totals:
Originated Loans:	2,434	14,672	1,537	3,966	289	-	358	23,256
Acquired loans initially recorded at fair value:	415	112	-	627	12	-	-	1,166
Acquired loans with deteriorated credit:	40	160	-	66	3	-	-	269
Ending Balance, September 30, 2019	$2,889	$14,944	$1,537	$4,659	$304	$-	$358	$24,691

Loans Receivable:

Ending Balance Originated Loans:	$213,266	$1,536,792	$131,697	$140,162	$48,498	$693	$-	$2,071,108
Ending Balance Acquired loans initially recorded at fair value:	38,345	127,030	-	20,531	14,908	35	-	200,849
Ending Balance Acquired loans with deteriorated credit:	1,360	5,160	-	956	239	-	-	7,715
Total Gross Loans:	$252,971	$1,668,982	$131,697	$161,649	$63,645	$728	$-	$2,279,672

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$3,868	$6,044	$-	$1,951	$973	$-	$-	$12,836
Ending Balance Acquired loans initially recorded at fair value:	5,179	4,733	-	564	292	-	-	10,768
Ending Balance Acquired loans with deteriorated credit:	1,360	4,964	-	889	39	-	-	7,252
Ending Balance Loans individually
evaluated for impairment:	$10,407	$15,741	$-	$3,404	$1,304	$-	$-	$30,856

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$209,398	$1,530,748	$131,697	$138,211	$47,525	$693	$-	$2,058,272
Ending Balance Acquired loans initially recorded at fair value:	33,166	122,297	-	19,967	14,616	35	-	190,081
Ending Balance Acquired loans with deteriorated credit:	-	196	-	67	200	-	-	463
Ending Balance Loans collectively
evaluated for impairment:	$242,564	$1,653,241	$131,697	$158,245	$62,341	$728	$-	$2,248,816
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2019 (in thousands).

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,374	$14,000	$1,003	$3,869	$313	$2	$189	$21,750
Acquired loans initially recorded at fair value:	335	-	-	-	-	-	-	335
Acquired loans with deteriorated credit:	39	168	-	64	3	-	-	274
Beginning Balance, December 31, 2018	2,748	14,168	1,003	3,933	316	2	189	22,359

Charge-offs:
Originated Loans:	1	111	-	145	-	-	-	257
Sub-total:	1	111	-	145	-	-	-	257

Recoveries:
Originated Loans:	-	-	-	15	-	-	-	15
Acquired loans initially recorded at fair value:	3	10	-	3	14	-	-	30
Sub-total:	3	10	-	18	14	-	-	45

Provisions:
Originated Loans:	61	783	534	227	(24)	(2)	169	1,748
Acquired loans initially recorded at fair value:	77	102	-	624	(2)	-	-	801
Acquired loans with deteriorated credit:	1	(8)	-	2	-	-	-	(5)
Sub-total:	139	877	534	853	(26)	(2)	169	2,544

Totals:
Originated Loans:	2,434	14,672	1,537	3,966	289	-	358	23,256
Acquired loans initially recorded at fair value:	415	112	-	627	12	-	-	1,166
Acquired loans with deteriorated credit:	40	160	-	66	3	-	-	269
Ending Balance, September 30, 2019	$2,889	$14,944	$1,537	$4,659	$304	$-	$358	$24,691

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2018 (in thousands).

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2018 (in thousands).

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the amount recorded in loans receivable at December 31, 2018. The table also details the amount of total loans receivable that are evaluated individually, and collectively, for impairment and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands).

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Originated Loans:	$2,368	$11,656	$518	$2,018	$338	$6	$177	$17,081
Acquired loans initially recorded at fair value:	242	-	-	-	-	-	-	242
Acquired loans with deteriorated credit:	40	12	-	-	-	-	-	52
Beginning Balance, January 1, 2018	2,650	11,668	518	2,018	338	6	177	17,375

Charge-offs:
Originated Loans:	302	-	-	15	9	42	-	368
Acquired loans initially recorded at fair value:	72	-	-	-	6	-	-	78
Acquired loans with deteriorated credit:	-	-	-	-	-	-	-	-
Sub-total:	374	-	-	15	15	42	-	446

Recoveries:
Originated Loans:	1	-	-	14	-	2	-	17
Acquired loans recorded at fair value:	85	-	-	48	6	-	-	139
Acquired loans with deteriorated credit:	-	-	-	143	1	-	-	144
Sub-total:	86	-	-	205	7	2	-	300

Provisions:
Originated Loans:	307	2,344	485	1,852	(16)	36	12	5,020
Acquired loans initially recorded at fair value:	80	-		(48)	-	-	-	32
Acquired loans with deteriorated credit:	(1)	156	-	(79)	2	-	-	78
Sub-total:	386	2,500	485	1,725	(14)	36	12	5,130

Totals:
Originated Loans:	2,374	14,000	1,003	3,869	313	2	189	21,750
Acquired loans initially recorded at fair value:	335	-	-	-	-	-	-	335
Acquired loans with deteriorated credit:	39	168	-	64	3	-	-	274
Ending Balance, December 31, 2018	$2,748	$14,168	$1,003	$3,933	$316	$2	$189	$22,359
Loans Receivable:

Ending Balance Originated Loans:	$213,200	$1,540,766	$106,187	$136,966	$54,271	$726	$-	$2,052,116
Ending Balance Acquired Loans:	43,495	150,239	1,596	27,373	18,376	83	-	241,162
Ending Balance Acquired loans with deteriorated credit:	1,390	6,832	-	854	248	-	-	9,324
Total Gross Loans:	$258,085	$1,697,837	$107,783	$165,193	$72,895	$809	$-	$2,302,602

Ending Balance: Loans individually
evaluated for impairment:
Ending Balance Originated Loans:	$6,043	$12,822	$-	$2,372	$915	$-	$-	$22,152
Ending Balance Acquired Loans:	6,139	4,881	-	53	306	-	-	11,379
Ending Balance Acquired loans with deteriorated credit:	1,390	6,628	-	810	49	-	-	8,877
Ending Balance Loans individually evaluated
for impairment:	$13,572	$24,331	$-	$3,235	$1,270	$-	$-	$42,408

Ending Balance: Loans collectively
evaluated for impairment:
Ending Balance Originated Loans:	$207,157	$1,527,944	$106,187	$134,594	$53,356	$726	$-	$2,029,964
Ending Balance Acquired Loans:	37,356	145,358	1,596	27,320	18,070	83	-	229,783
Ending Balance Acquired loans with deteriorated credit:	-	204	-	44	199	-	-	447
Ending Balance Loans collectively
evaluated for impairment:	$244,513	$1,673,506	$107,783	$161,958	$71,625	$809	$-	$2,260,194

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Company’s loan portfolio as of September 30, 2019 and December 31, 2018. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2019 and December 31, 2018, total non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months and until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of September 30, 2019	As of December 31, 2018
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$814	$1,160
Commercial and multi-family	1,584	2,568
Commercial business(1)	887	356
Home equity(2)	350	277

Sub-total:	3,635	4,361

Acquired loans initially recorded at fair value:
Residential one-to-four family	1,046	2,165
Commercial and multi-family	-	605
Commercial business(1)	378	48
Home equity(2)	15	42

Sub-total:	1,439	2,860

Total	$5,074	$7,221

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $5.5 million at September 30, 2019, and $7.0 million at December 31, 2018.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and nine months ended September 30, 2019 and 2018 (In thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2019	2018	2018	2019	2019	2018	2018

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$2,179	$20	$1,921	$7	$2,627	$66	$1,910	$22
Commercial and Multi-family	8,655	56	12,345	86	9,680	310	12,090	257
Commercial business(1)	1,131	43	1,074	43	1,138	126	910	130
Home equity(2)	598	6	912	7	649	18	910	22

Sub-total:	$12,563	$125	$16,252	$143	$14,094	$520	$15,820	$431

Acquired loans initially recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$1,931	$23	$3,349	$16	$2,081	$73	$3,443	$76
Commercial and Multi-family	3,882	55	3,733	53	3,898	165	3,760	168
Commercial business(1)	119	12	51	1	96	14	34	2
Home equity(2)	311	3	223	3	294	9	230	10
Consumer	-	-	11	-	-	-	7	-

Sub-total	$6,243	$93	$7,367	$73	$6,369	$261	$7,474	$256

Acquired loans with deteriorated credit
with no related allowance recorded:

Residential one-to-four family(3)	$839	$14	$1,030	$16	$898	$44	$1,032	$48
Commercial and Multi-family(3)	4,264	7	10,980	7	4,666	20	7,490	20
Construction(3)	-	-	1,335	-	-	-	890	-
Commercial business(1)(3)	894	-	922	-	849	-	614	-
Home equity(2)(3)	41	-	226	-	43	-	151	-
Consumer(3)	-	-	27	-	-	-	18	-

Sub-total:	$6,038	$21	$14,520	$23	$6,456	$64	$10,195	$68

Total Impaired Loans
with no related allowance recorded:	$24,844	$239	$38,139	$239	$26,919	$845	$33,489	$755

__________

(1)	Includes business lines of credit.
(2)	Includes home equity lines of credit.
(3)	Does not include accretable yield on loans acquired with deteriorated credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three and nine months ended September 30, 2019 and 2018. (In thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2019	2018	2018	2019	2019	2018	2018

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$2,032	$18	$4,310	$47	$2,175	$67	$4,601	$141
Commercial and Multi-family	-	-	485	-	-	-	485	-
Commercial business(1)	822	3	1,266	22	658	57	1,199	65
Home equity(2)	268	1	155	2	229	5	155	5
Consumer	-	-	21	-	-	-	14	-

Sub-total:	$3,122	$22	$6,237	$71	$3,062	$129	$6,454	$211

Acquired loans initially recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,291	$30	$3,210	$24	$3,286	$82	$3,384	$73
Commercial and Multi-family	881	14	916	4	889	22	919	13
Commercial business(1)	377	-	124	-	251	-	82	-
Home equity(2)	84	1	85	1	84	4	85	4

Sub-total	$4,633	$45	$4,335	$29	$4,510	$108	$4,470	$90

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family(3)	$527	$7	$369	$5	$473	$19	$369	$10
Commercial and Multi-family	943	-	-	-	629	-	-	-

Sub-total:	$1,470	$7	$369	$5	$1,102	$19	$369	$10

Total Impaired Loans
with an allowance recorded:	$9,225	$74	$10,941	$105	$8,674	$256	$11,293	$311

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

September 30, 2019 and December 31, 2018. (In thousands):

	As of September 30, 2019			As of December 31, 2018
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$2,246	$2,342	$-	$2,623	$2,689	$-
Commercial and multi-family	6,044	6,297	-	12,711	13,308	-
Commercial business(1)	1,124	3,695	-	974	3,411	-
Home equity(2)	589	600	-	762	779	-

Sub-total:	$10,003	$12,934	$-	$17,070	$20,187	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$1,812	$1,918	$-	$3,123	$3,254	$-
Commercial and Multi-family	3,861	3,861	-	3,961	3,961	-
Commercial business(1)	187	602	-	53	53	-
Home equity(2)	209	210	-	222	222	-

Sub-total:	$6,069	$6,591	$-	$7,359	$7,490	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$834	$1,391	$-	$1,023	$1,579	$-
Commercial and Multi-family	3,078	4,175	-	6,628	7,957	-
Commercial business(1)	889	5,936	-	810	6,253	-
Home equity(2)	39	49	-	49	57	-

Sub-total:	$4,840	$11,551	$-	$8,510	$15,846	$-

Total Impaired Loans
with no related allowance recorded:	$20,912	$31,076	$-	$32,939	$43,523	$-
__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at September 30, 2019 and December 31, 2018. (In thousands):

	As of September 30, 2019			As of December 31, 2018
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$1,622	$1,622	$81	$3,420	$3,420	$229
Commercial and Multi-family	-	-	-	111	153	111
Commercial business(1)	827	1,943	800	1,398	1,549	905
Home equity(2)	384	384	22	153	153	21

Sub-total:	$2,833	$3,949	$903	$5,082	$5,275	$1,266

Acquired loans initially recorded at fair
value with an allowance
recorded:

Residential one-to-four family	$3,367	$3,532	$484	$3,016	$3,166	$532
Commercial and Multi-family	872	1,064	302	920	1,094	369
Commercial business(1)	377	1,489	1,117	-	-	-
Home equity(2)	83	83	4	84	84	5

Sub-total	$4,699	$6,168	$1,907	$4,020	$4,344	$906

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$526	$573	$9	$367	$414	$9
Commercial and Multi-family	1,886	1,895	34	-	-	-

Sub-total:	$2,412	$2,468	$43	$367	$414	$9

Total Impaired Loans
with an allowance recorded:	$9,944	$12,585	$2,853	$9,469	$10,033	$2,181

Total Impaired Loans
with no related allowance recorded:	$20,912	$31,076	$-	$32,939	$43,523	$-

Total Impaired Loans:	$30,856	$43,661	$2,853	$42,408	$53,556	$2,181

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructured loan (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a concession that would otherwise not be granted to the borrower. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

	At September 30, 2019	At December 31, 2018
	(In thousands)
Recorded investment in TDRs:
Accrual status	$16,489	$22,477
Non-accrual status	1,890	4,136
Total recorded investment in TDRs	$18,379	$26,613

TDRs restructured for the three months ended September 30, 2019 totaled $415,652 for three contracts, and no new TDRs were originated for the three months ended September 30, 2018.

TDRs restructured for the nine months ended September 30, 2019 totaled $1.8 million for six contracts and $640,000 for one contract during the nine months ended September 30, 2018.

TDRs for which there was a payment default within twelve months of restructuring totaled $105,000 during the three months ended September 30, 2019 and $640,000 for one contract during the three months ended September 30, 2018.

TDRs for which there was a payment default within twelve months of restructuring totaled $105,000 during the nine months ended September 30, 2019 and $640,000 for one contract during the nine months ended September 30, 2018.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of September 30, 2019:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,288	$-	$-	$1,288	$211,978	$213,266	$-
Commercial and multi-family	2,910	1,012	-	3,922	1,532,870	1,536,792	-
Construction	-	-	-	-	131,697	131,697	-
Commercial business(1)	57	529	932	1,518	138,644	140,162	45
Home equity(2)	196	-	27	223	48,275	48,498	27
Consumer	-	-	-	-	693	693	-

Sub-total:	$4,451	$1,541	$959	$6,951	$2,064,157	$2,071,108	$72

Acquired loans initially recorded at fair value:
Residential one-to-four family	$274	$-	$1,213	$1,487	$36,858	38,345	$167
Commercial and multi-family	201	77	153	431	126,599	127,030	153
Construction	-	-	-	-	-	-	-
Commercial business(1)	437	-	516	953	19,578	20,531	138
Home equity(2)	69	-	-	69	14,839	14,908	-
Consumer	-	-		-	35	35	-
			-
Sub-total:	$981	$77	$1,882	$2,940	$197,909	$200,849	$458

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,360	1,360	$-
Commercial and multi-family	-	-	4,386	4,386	774	5,160	-
Commercial business(1)	-	-	891	891	65	956	-
Home equity(2)	239	-	-	239	-	239	-
						-
Sub-total:	$239	$-	$5,277	$5,516	$2,199	$7,715	$-

Total	$5,671	$1,618	$8,118	$15,407	$2,264,265	$2,279,672	$530

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

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of September 30, 2019, we had $0 in assets classified as losses, and $16.0 million in assets classified as substandard, of which $16.0 million were classified as impaired. The loans classified as substandard are secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of September 30, 2019. (In thousands):

	Pass	Special Mention	Substandard	Total

Originated loans:
Residential one-to-four family	$210,463	$1,989	$814	$213,266
Commercial and multi-family	1,530,755	2,189	3,848	1,536,792
Construction	130,352	1,345	-	131,697
Commercial business(1)	136,702	2,013	1,447	140,162
Home equity(2)	48,148	-	350	48,498
Consumer	688	5	-	693

Sub-total:	$2,057,108	$7,541	$6,459	$2,071,108

Acquired loans initially recorded at fair value:
Residential one-to-four family	$37,203	$-	$1,142	$38,345
Commercial and multi-family	123,782	1,140	2,108	127,030
Construction	-	-	-	-
Commercial business(1)	18,829	1,187	515	20,531
Home equity(2)	14,873	-	35	14,908
Consumer	35	-	-	35
Sub-total:	$194,722	$2,327	$3,800	$200,849

Acquired loans with deteriorated credit:
Residential one-to-four family	$794	$250	$316	$1,360
Commercial and multi-family	196	495	4,469	5,160
Construction	-	-	-	-
Commercial business(1)	-	41	915	956
Home equity(2)	200	-	39	239
Consumer	-	-	-	-

Sub-total:	$1,190	$786	$5,739	$7,715

Total Gross Loans	$2,253,020	$10,654	$15,998	$2,279,672

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2018. (In thousands):

	Pass	Special Mention	Substandard	Total

Originated loans:
Residential one-to-four family	$207,991	$2,400	$2,809	$213,200
Commercial and multi-family	1,526,591	3,608	10,567	1,540,766
Construction	105,886	301	-	106,187
Commercial business(1)	133,054	1,923	1,989	136,966
Home equity(2)	53,903	91	277	54,271
Consumer	719	7	-	726

Sub-total:	$2,028,144	$8,330	$15,642	$2,052,116

Acquired loans initially recorded at fair value:
Residential one-to-four family	$41,009	$1	$2,485	43,495
Commercial and multi-family	146,701	2,618	920	150,239
Construction	1,596	-	-	1,596
Commercial business(1)	26,199	1,128	46	27,373
Home equity(2)	18,309	-	67	18,376
Consumer	83	-	-	83

Sub-total:	$233,897	$3,747	$3,518	$241,162

Acquired loans with deteriorated credit:
Residential one-to-four family	$812	$562	$16	1,390
Commercial and multi-family	204	502	6,126	6,832
Construction	-	-	-	-
Commercial business(1)	(4)	48	810	854
Home equity(2)	199	-	49	248
Consumer	-	-	-	-

Sub-total:	$1,211	$1,112	$7,001	$9,324

Total Gross Loans	$2,263,252	$13,189	$26,161	$2,302,602

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

We believe that the fair values of our intangible assets were in excess of their carrying amounts and therefore there was no impairment to intangible assets at September 30, 2019.

Amortization expense of the core deposit intangibles was $18,000 and $54,000 for the three and nine months ended September 30, 2019, respectively, and $19,000 and $39,000 for the three and nine months ended September 30, 2018, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at September 30, 2019 were $317,000 and $5.3 million, respectively, and at September 30, 2018 were $391,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2019:
Debt Securities Available for Sale
Residential mortgage backed securities	$98,218	$-	$98,218	$-
Total Debt Securities Available for Sale	$98,218	$-	$98,218	$-

Equity Investments
Preferred Stock	$5,857	$5,857	$-	$-
Total Equity Investments	$5,857	$5,857	$-	$-

As of December 31, 2018:
Debt Securities Available for Sale
Residential mortgage backed securities	$115,640	$-	$115,640	$-
Municipal obligations	3,695	-	3,695	-
Total Debt Securities Available for Sale	$119,335	$-	$119,335	$-

Equity Investments
Preferred Stock	$7,672	$7,672	$-	$-
Total Equity Investments	$7,672	$7,672	$-	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended September 30, 2019 and 2018.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2019
Impaired Loans	$7,091	$-	$-	$7,091

As of December 31, 2018:
Impaired Loans	$7,288	$-	$-	$7,288
Other real estate owned	$1,333	$-	$-	$1,333

Note 10 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2019 and December 31, 2018 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
September 30, 2019:
Impaired Loans	$7,091	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2018:
Impaired Loans	$7,288	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,333	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not objectively determinable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018.

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

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at their cost as of September 30, 2019 and December 31, 2018.

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

Note 10 – Fair Values of Financial Instruments (Continued)

Impaired Loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2019 and December 31, 2018 consisted of the loan balances of $9.9 million and $9.5 million, net of a valuation allowance of $2.9 million and $2.2 million, respectively.

Real Estate Owned (Generally Carried at Lower of Cost or Fair Value)

Real Estate Owned is generally carried at fair value less estimated costs to sell which is determined based upon independent third-party appraisals of the properties, or based upon the expected proceeds from a pending sale. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Note 10 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$376,611	$376,611	$376,611	$-	$-
Interest-earning time deposits	735	735	735	-	-
Debt securities available for sale	98,218	98,218	-	98,218	-
Equity investments	5,857	5,857	5,857	-	-
Loans held for sale	3,195	3,195	-	3,195	-
Loans receivable, net	2,253,699	2,264,676	-	-	2,264,676
FHLB of New York stock, at cost	15,171	15,171	-	15,171	-
Accrued interest receivable	8,959	8,959	-	8,959	-
Other Real Estate Owned	-	-	-	-	-

Financial liabilities:
Deposits	2,263,457	2,275,038	1,148,516	1,126,522	-
Borrowings	275,800	277,344	-	277,344	-
Subordinated debentures	36,752	36,958	-	36,958	-
Accrued interest payable	2,231	2,231	-	2,231	-

	As of December 31, 2018

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets:
Cash and cash equivalents	$195,264	$195,264	$195,264	$-	$-
Interest-earning time deposits	735	735	735	-	-
Debt securities available for sale	119,335	119,335	-	119,335	-
Equity investments	7,672	7,672	7,672	-	-
Loans held for sale	1,153	1,153	-	1,153	-
Loans receivable, net	2,278,492	2,245,150	-	-	2,245,150
FHLB of New York stock, at cost	13,405	13,405	-	13,405	-
Accrued interest receivable	8,378	8,378	-	8,378	-
Other Real Estate Owned	1,333	1,333	-	-	1,333

Financial liabilities:
Deposits	2,180,724	2,189,404	1,075,539	1,113,865	-
Borrowings	245,800	244,049	-	244,049	-
Subordinated debentures	36,577	36,316	-	36,316	-
Accrued interest payable	2,561	2,561	-	2,561	-

Note 11 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $872,000 at September 30, 2019.

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

The following tables present certain information related to the Company’s adoption of ASU 2016-02 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$812	$2,374
Variable lease cost-operating leases	$132	$440

	At September 30, 2019
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$13,951

Current liabilities	$2,631
Operating lease liabilities (noncurrent portion)	11,423
Total operating lease liabilities	$14,054

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

Weighted Average Remaining Lease Term
Operating leases	6.82	years

Weighted Average Discount Rate
Operating leases	3.08%

Note 12 – Lease Obligations (continued)

The following table summarizes the Company’s maturity of lease obligations for operating and finance leases at September 30, 2019 (in thousands):

Maturities of lease liabilities:
At September 30, 2019
Operating Leases
One year or less	$2,631
Over one year through three years	4,782
Over three years through five years	3,062
Over five years	3,579
Total	$14,054

Note 13 – Subsequent Events

On October 9, 2019, the Board of Directors of the Company declared a common stock dividend of $0.14 per share to shareholders of record on November 8, 2019 with a payment date of November 22, 2019.

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

•	the credit risk associated with our loan portfolio;
•	changes in the quality and composition of the Bank’s loan and investment portfolios;
•	changes in our ability to access cost-effective funding;
•	deposit flows;
•	legislative and regulatory changes, including increases in Federal Deposit Insurance Corporation, or FDIC, insurance rates;
•	monetary and fiscal policies of the federal government;
•	changes in tax policies, rates and regulations of federal, state and local tax authorities;
•	inflation;
•	demands for our loan products;
•	demand for financial services;
•	competition;
•	changes in the securities or secondary mortgage markets;
•	changes in management’s business strategies;
•	our ability to enter new markets successfully;
•	our ability to successfully integrate acquired businesses;
•	changes in consumer spending;
•	our ability to retain key employees;
•	the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, or regulatory risk;
•	expanded regulatory requirements as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which could adversely affect operating results; and
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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2019, we had approximately $2.825 billion in consolidated assets, $2.263 billion in deposits and $223.7 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2019 the Bank operated through thirty branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Maplewood, Monroe Township, Parsippany, Plainsboro, River Edge, Rutherford, South

Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Financial Condition

Total assets increased by $150.8 million, or 5.6 percent, to $2.825 billion at September 30, 2019 from $2.675 billion at December 31, 2018. The increase in total assets was primarily the result of an increase in total cash and cash equivalents as a result of new deposit relationships, proceeds from FHLB borrowings, and the inclusion of operating leases on the balance sheet due to accounting standards changes as mandated by the Financial Accounting Standards Board’s Accounting Standards Update - Leases Topic 842.

Loans receivable decreased by $24.8 million, or 1.1 percent, to $2.254 billion at September 30, 2019 from $2.278 billion at December 31, 2018. After a significant growth in loans in 2018, management focused on repositioning the balance sheet, which included curtailing loan growth and strengthening our capital position. The change in loans over the first nine months of 2019 represented decreases of $28.9 million in commercial real estate and multi-family loans, $9.2 million in home equity loans, $5.1 million in residential one-to-four family loans, $3.5 million in commercial business loans, $81,000 in consumer loans, partly offset by an increase of $23.9 million in construction loans. The allowance for loan losses was $24.7 million, or 486.6 percent of non-accruing loans and 1.08 percent of gross loans, at September 30, 2019 as compared to an allowance for loan losses of $22.4 million, or 309.6 percent of non-accruing loans and 0.97 percent of gross loans, at December 31, 2018.

Total cash and cash equivalents increased by $181.3 million, or 92.9 percent, to $376.6 million at September 30, 2019 from $195.3 million at December 31, 2018. The Company’s level of cash and cash equivalents is a part of the Company’s strategy to maintain strong levels of liquidity.

Total investment securities decreased by $22.9 million, or 18.1 percent, to $104.0 million at September 30, 2019 from $127.0 million at December 31, 2018, representing normal repayments, calls, maturities, and the sale of $13.9 million of securities.

On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02 - Leases, requiring on-balance sheet reporting for all operating leases. Adoption of the Standard resulted in the recording of $14.0 million in operating lease right-of-use assets and a corresponding $14.1 million in operating lease liabilities at September 30, 2019.

Deposit liabilities increased by $82.7 million, or 3.8 percent, to $2.263 billion at September 30, 2019 from $2.181 billion at December 31, 2018. Increases over the first nine months of 2019 included $50.2 million in money market checking accounts, $12.2 million in non-interest bearing deposits, $13.9 million in transaction accounts, and $10.4 million in certificates of deposit, partly offset by decreases of $4.0 million in savings and club accounts. The Company uses listing service and brokered certificates of deposit as additional sources of deposit liquidity, which totaled $10.9 million and $0, respectively, at September 30, 2019, and $36.9 million and $248.0 million, respectively, at December 31, 2018.

Debt obligations increased by $30.2 million, or 10.7 percent, to $312.6 million at September 30, 2019 from $282.4 million at December 31, 2018 and consisted of both Federal Home Loan Bank (“FHLB”) borrowings and subordinated debt balances. The increase in FHLB borrowings for the year to date related to replacing $40 million in advance of the maturity dates in the next quarter that were secured at favorable interest rates. FHLB borrowings reflect the use of long-term advances to augment deposits as the Company’s funding source for originating loans and investing in investment securities. The weighted average interest rate of FHLB advances was 2.15 percent at September 30, 2019 and 2.18 percent at December 31, 2018. The issuance of subordinated debt was to maintain adequate capital ratios for further growth. The fixed interest rate of subordinated debt balances was 5.625 percent at September 30, 2019 and December 31, 2018.

Stockholders’ equity increased by $23.5 million, or 11.7 percent, to $223.7 million at September 30, 2019 from $200.2 million at December 31, 2018. The increase in stockholders’ equity was primarily attributable to the Company’s issuance of $6.3 million of common stock in a private placement which closed in February, 2019 and the issuance of $5.3 million of preferred series G stock in a private placement, which was issued in January, 2019. Retained earnings increased by $7.5 million to $45.9 million at September 30, 2019 from $38.4 million at December 31, 2018, due primarily to the increase in net income, net of dividends paid. Accumulated other comprehensive loss decreased $2.6 million to $2.4 million at September 30, 2019 from $5.0 million at December 31, 2018, related to market improvements lowering the unrealized loss on available-for-sale securities.

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

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,309,703	$28,860	5.00%	$2,183,872	$26,019	4.77%
Investment Securities	111,551	759	2.72%	148,540	943	2.54%
Interest-earning deposits	289,080	1,750	2.42%	164,944	1,009	2.45%
Total Interest-earning assets	2,710,334	31,369	4.63%	2,497,356	27,971	4.48%
Non-interest-earning assets	75,904			63,729
Total assets	$2,786,238			$2,561,085
Interest-bearing liabilities:
Interest-bearing demand accounts	$344,439	$661	0.77%	$336,373	$504	0.60%
Money market accounts	269,775	1,237	1.84%	195,436	626	1.28%
Savings accounts	257,392	102	0.16%	265,610	116	0.17%
Certificates of Deposit	1,095,481	6,603	2.41%	969,475	4,591	1.89%
Total interest-bearing deposits	1,967,087	8,603	1.75%	1,766,894	5,837	1.32%
Borrowed funds	298,152	2,006	2.69%	324,767	2,054	2.53%
Total interest-bearing liabilities	2,265,239	10,609	1.87%	2,091,661	7,891	1.51%
Non-interest-bearing liabilities	299,230			274,850
Total liabilities	2,564,469			2,366,511
Stockholders' equity	221,769			194,574
Total liabilities and stockholders' equity	$2,786,238			$2,561,085
Net interest income		$20,760			$20,080
Net interest rate spread(1)			2.76%			2.97%
Net interest margin(2)			3.06%			3.22%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,318,047	$85,727	4.93%	$1,983,562	$69,588	4.68%
Investment Securities	120,560	2,592	2.87%	142,712	2,779	2.60%
Interest-earning deposits	220,318	4,270	2.58%	127,977	2,242	2.34%
Total Interest-earning assets	2,658,925	92,589	4.64%	2,254,251	74,609	4.41%
Non-interest-earning assets	72,718			53,375
Total assets	$2,731,643			$2,307,626
Interest-bearing liabilities:
Interest-bearing demand accounts	$342,515	$1,913	0.74%	$328,908	$1,402	0.57%
Money market accounts	253,593	3,311	1.74%	179,290	1,500	1.12%
Savings accounts	259,093	325	0.17%	263,156	318	0.16%
Certificates of Deposit	1,079,090	18,690	2.31%	859,949	10,726	1.66%
Total interest-bearing deposits	1,934,291	24,239	1.67%	1,631,303	13,946	1.14%
Borrowed funds	288,399	5,823	2.69%	245,567	4,153	2.26%
Total interest-bearing liabilities	2,222,690	30,062	1.80%	1,876,870	18,099	1.29%
Non-interest-bearing liabilities	293,557			243,973
Total liabilities	2,516,247			2,120,843
Stockholders' equity	215,396			186,783
Total liabilities and stockholders' equity	$2,731,643			$2,307,626
Net interest income		$62,527			$56,510
Net interest rate spread(1)			2.84%			3.13%
Net interest margin(2)			3.14%			3.34%

(1)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.
(3)	Annualized.

Results of Operations comparison for the Three Months Ended September 30, 2019 and 2018

Net income increased $638,000, or 13.9 percent, to $5.2 million for the three months ended September 30, 2019, compared with $4.6 million for the three months ended September 30, 2018. The increase in net income was primarily related to an increase in total interest income and decreases in the provision for loan losses and non-interest expense, partly offset by an increase in interest expense, a decrease in total non-interest income, and a higher income tax provision for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Net interest income increased by $680,000, or 3.4 percent, to $20.8 million for the three months ended September 30, 2019 from $20.1 million for the three months ended September 30, 2018. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $213.0 million, or 8.5 percent, to $2.710 billion for the three months ended September 30, 2019 from $2.497 billion for the three months ended September 30, 2018. There was also an increase in the average yield on interest-earning assets of 15 basis points to 4.63 percent for the three months ended September 30, 2019 from 4.48 percent for the three months ended September 30, 2018, partly offsetting the increase in interest income was an increase in the average balance of interest-bearing liabilities of $173.6 million, or 8.3 percent, to $2.265 billion for the three months ended September 30, 2019 from $2.092 billion for the three months ended September 30, 2018, and there was an increase in the average rate on interest-bearing liabilities of 36 basis points to 1.87 percent for the three months ended September 30, 2019 from 1.51 percent for the three months ended September 30, 2018.

Interest income on loans receivable increased by $2.8 million, or 10.9 percent, to $28.9 million for the three months ended September 30, 2019 from $26.1 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in the average balance of loans receivable of $125.8 million, or 5.8 percent, to $2.310 billion for the three months ended September 30, 2019 from $2.184 billion for the three months ended September 30, 2018, as well as an increase in the average yield on loans of 23 basis points to 5.00 percent for the three months ended September 30, 2019 from 4.77 percent for the three months ended September 30, 2018. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy. Interest income on loans also included $505,000 of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the three months ended September 30, 2019, which added approximately seven basis points to the average yield on interest earning assets on an annualized basis.

Interest income on securities decreased by $184,000, or 19.5 percent, to $759,000 for the three months ended September 30, 2019 from $943,000 for the three months ended September 30, 2018. This decrease was primarily due to a decrease in the average balance of securities of $37.0 million, or 24.9 percent, to $111.6 million for the three months ended September 30, 2019 from $148.6 million for the three months ended September 30, 2018, partly offset by an increase in the average yield on securities of 18 basis points to 2.72 percent for the three months ended September 30, 2019 from 2.54 percent for the three months ended September 30, 2018. The decrease in the average balance of securities related to repayments, calls, maturities, and the sale of $13.9 million of securities.

Interest income on other interest-earning assets increased by $741,000, or 73.4 percent, to $1.8 million for the three months ended September 30, 2019 from $1.0 million for the three months ended September 30, 2018. This increase was primarily due to an increase in the average balance of other interest earning assets of $124.1 million, or 75.3 percent, to $289.1 million for the three months ended September 30, 2019 from $165.0 million for the three months ended September 30, 2018 with only a slight decline of three basis points in the average rate. The increase in the average balance of other interest-earning assets was consistent with the Company’s strategy of maintaining strong levels of liquidity.

Total interest expense increased by $2.7 million, or 34.4 percent, to $10.6 million for the three months ended September 30, 2019 from $7.9 million for the three months ended September 30, 2018. This increase resulted, primarily, from an increase in the average balance of interest-bearing liabilities of $173.6 million, or 8.3 percent, to $2.265 billion for the three months ended September 30, 2019 from $2.092 billion for the three months ended September 30, 2018, as well as an increase in the average rate on interest-bearing liabilities of 36 basis points to 1.87 percent for the three months ended September 30, 2019 from 1.51 percent for the three months ended

September 30, 2018. The increase in the average balance of interest-bearing liabilities was in line with the increase in the average balance of interest-earning assets. The increase in the cost of funds primarily related to higher rates offered on our deposits, resulting from both market competition and the increases in the Fed Funds rates.

Net interest margin was 3.06 percent for the three-month period ended September 30, 2019 and 3.22 percent for the three-month period ended September 30, 2018. The decrease in the net interest margin was the result of a competitively higher interest rate environment, with the increase in the cost of funds outpacing the return on interest earning assets for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The provision for loan losses remained relatively flat at $900,000 for the three months ended September 30, 2019 as compared to $907,000 for the three months ended September 30, 2018. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended September 30, 2019, the Company recognized $2,000 in net recoveries compared to $43,000 in net charge-offs for the three months ended September 30, 2018. The Bank had non-accrual loans totaling $5.1 million, or 0.22 percent, of gross loans at September 30, 2019 as compared to $7.2 million, or 0.31 percent, of gross loans at December 31, 2018. The allowance for loan losses was $24.7 million, or 1.08 percent, of gross loans at September 30, 2019, and $22.4 million, or 0.97 percent, of gross loans at December 31, 2018 and $21.5 million, or 0.96 percent, of gross loans at September 30, 2018. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2019 and December 31, 2018.

Total non-interest income decreased by $469,000, or 25.3 percent, to $1.4 million for the three months ended September 30, 2019 from $1.9 million for the three months ended September 30, 2018. The decrease in total non-interest income was mainly related to lower income from fees and service charges as well as lower gains on sale of loans, partly offset by higher gains on sale of other real estate owned properties and gains on sale of investment securities. Fees and service charges decreased $237,000, or 21.7 percent to $855,000 for the three months ended September 30, 2019 from $1.1 million for the three months ended September 30, 2018, mainly related to less mortgage servicing fee income with less sales of loans. Gain on sales of loans decreased by $649,000, or 87.9 percent, to $89,000 for the three months ended September 30, 2019 from $738,000 for the three months ended September 30, 2018. Factors included when deciding to sell loans include market conditions, demand, and the loan portfolio. Gains on sale of other real estate owned properties increased by $110,000, to $124,000 for the three months ended September 30, 2019 from a gain of $14,000 for the three months ended September 30, 2018. Gain on sale of investment securities was $283,000 for the three months ended September 30, 2019, with no comparable sales for the three months ended September 30, 2018.

Total non-interest expense decreased by $739,000, or 5.1 percent, to $13.7 million for the three months ended September 30, 2019 from $14.4 million for the three months ended September 30, 2018.

Regulatory fees associated with FDIC assessments decreased by $510,000 for the three months ended September 30, 2019 from $419,000 for the three months ended September 30, 2018. The decrease was primarily due to a decrease in the assessment rate, a credit that related to the receipt of an FDIC Small Bank Assessment Credit, which came as a result of the FDIC exceeding its stated Deposit Fund Reserve Ratio, partly offset by an increase in the assessment base.

Data processing expense decreased by $166,000, or 17.6 percent, to $776,000 for the three months ended September 30, 2019 from $942,000 for the three months ended September 30, 2018, primarily attributable to non-recurring charges in the third quarter of 2018 related to the merger with IAB.

Merger-related expenses decreased $119,000, which was the amount incurred in the three months ended September 30, 2018 with no comparable figure for the three months ended September 30, 2019.

Salaries and employee benefits expense increased by $138,000, or 1.9 percent, to $7.3 million for the three months ended September 30, 2019 from $7.2 million for the three months ended September 30, 2018. The increase in salaries and employee benefits related in part to normal salary increases partly offset a reduction in full-time equivalent employees, from 356 at September 30, 2018 to 352 at September 30, 2019, as part of management’s continued initiative to manage headcount throughout the organization.

Occupancy expense increased by $157,000, or 6.3 percent, to $2.6 million for the three months ended September 30, 2019 from $2.5 million for the three months ended September 30, 2018, largely related to the opening of three new branches in 2019.

Director fee expense increased by $164,000, or 85.4 percent, to $356,000 for the three months ended September 30, 2019 from $192,000 for the three months ended September 30, 2018, primarily related to the awarding of stock options and restricted stock under the 2018 Equity Incentive Plan, during the second quarter of 2019 as well as in the fourth quarter of 2018.

There were also less significant variances in professional fees, advertising and promotional, other real estate owned, and other expenses, which netted to a reduction of expenses of $403,000 from the prior year. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses.

The income tax provision increased by $319,000, or 15.6 percent, to $2.4 million for the three months ended September 30, 2019 from $2.0 million for the three months ended September 30, 2018. The increase in the income tax provision was a result of higher taxable income for the three months ended September 30, 2019 as compared to that same period for 2018. The consolidated effective tax rate for the three months ended September 30, 2019 was 31.1 percent compared to 30.8 percent for the three months ended September 30, 2018.

Results of Operations comparison for the Nine Months Ended September 30, 2019 and 2018

Net income increased $4.4 million, or 37.9 percent, to $15.9 million for the nine months ended September 30, 2019, compared with $11.5 million for the nine months ended September 30, 2018. The increase in net income was primarily related to an increase in total interest income, a decrease in the provision for loan losses and a decrease in non-interest expense, partly offset by an increase in interest expense, a decrease in total non-interest income, and a higher income tax provision for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Net interest income increased by $6.0 million, or 10.6 percent, to $62.5 million for the nine months ended September 30, 2019 from $56.5 million for the nine months ended September 30, 2018. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $404.7 million, or 18.0 percent, to $2.659 billion for the nine months ended September 30, 2019 from $2.254 billion for the nine months ended September 30, 2018. There was also an increase in the average yield on interest-earning assets of 23 basis points to 4.64 percent for the nine months ended September 30, 2019 from 4.41 percent for the nine months ended September 30, 2018. Offsetting the increase in interest income was an increase in the average balance of interest-bearing liabilities of $345.8 million, or 18.4 percent, to $2.223 billion for the nine months ended September 30, 2019 from $1.877 billion for the nine months ended September 30, 2018, and an increase in the average rate on interest-bearing liabilities of 51 basis points to 1.80 percent for the nine months ended September 30, 2019 from 1.29 percent for the nine months ended September 30, 2018.

Interest income on loans receivable increased by $16.1 million, or 23.2 percent, to $85.7 million for the nine months ended September 30, 2019 from $69.6 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase in the average balance of loans receivable of $334.5 million, or 16.9 percent, to $2.318 billion for the nine months ended September 30, 2019 from $1.984 billion for the nine months ended September 30, 2018, as well as an increase in the average yield on loans of 25 basis points to 4.93 percent for the nine months ended September 30, 2019 from 4.68 percent for the nine months ended September 30, 2018. The increase in the average balance of loans receivable was in accordance with the Company’s growth strategy, which included growing the Bank’s geographic footprint vis-à-vis our organic branching strategy and the acquisition of IAB, which was completed in the second quarter of 2018, while the increase in the average yield on loans related to the comparable higher interest rate environment in the current year period. Interest income on loans also included $1.5 million of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the nine months ended September 30, 2019, which added approximately eight basis points to the average yield on interest earning assets on an annualized basis.

Interest income on securities decreased by $187,000 to $2.6 million for the nine months ended September 30, 2019, compared to $2.8 million for the nine months ended September 30, 2018. This decrease was primarily due to a decrease in the average balance of securities of $22.2 million, or 15.5 percent, to $120.6 million for the nine months ended September 30, 2019 from $142.8 million for the nine months ended September 30, 2018, partly offset by an increase in the average yield on securities of 27 basis points to 2.87 percent for the nine months ended September 30, 2019 from 2.60 percent for the nine months ended September 30, 2018. The decrease in the average balance of securities related to repayments, calls, maturities, and the sale of $13.9 million of securities.

Interest income on other interest-earning assets increased by $2.0 million, or 90.5 percent, to $4.3 million for the nine months ended September 30, 2019 from $2.3 million for the nine months ended September 30, 2018. This increase was primarily due to an increase in the average balance of other interest earning assets of $92.3 million, or 72.2 percent, to $220.3 million for the nine months ended September 30, 2019 from $128.0 million for the nine months ended September 30, 2018 as well as an increase in the average yield on other interest-earning assets of 24 basis points to 2.58 percent for the nine months ended September 30, 2019 from 2.34 percent for the nine months ended September 30, 2018. The increase in the average balance of other interest-earning assets was consistent with the Company’s strategy of maintaining strong levels of liquidity. The increase in the average yield on other interest-earning assets correlates to the increases in the Fed Funds rate.

Total interest expense increased by $12.0 million, or 66.1 percent, to $30.1 million for the nine months ended September 30, 2019 from $18.1 million for the nine months ended September 30, 2018. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $345.8 million, or 18.4 percent, to $2.223 billion for the nine months ended September 30, 2019 from $1.877 billion for the nine months ended September 30, 2018, as well as an increase in the average rate on interest-bearing liabilities of 51 basis points to 1.80 percent for the nine months ended September 30, 2019 from 1.29 percent for the nine months ended September 30, 2018. The increase in the average balance of interest-bearing liabilities was in line with the increase in the average balance of interest-earning assets. The increase in the cost of funds primarily related to higher rates offered on our deposits resulting from both market competition and the increases in the Fed Funds rates.

Net interest margin was 3.14 percent for the nine-month period ended September 30, 2019 and 3.34 percent for the nine-month period ended September 30, 2018. The decrease in the net interest margin was the result of a comparatively higher interest rate environment, with the increase in the cost of funds outpacing the return on interest earning assets for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The provision for loan losses decreased by $1.8 million, to $2.5 million for the nine months ended September 30, 2019 from $4.3 million for the nine months ended September 30, 2018. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the nine months ended September 30, 2019, the Company experienced $212,000 in net charge-offs compared to $180,000 in net charge-offs for the nine months ended September 30, 2018. The Bank had non-accrual loans totaling $5.1 million, or 0.22 percent, of gross loans at September 30, 2019 as compared to $7.2 million, or 0.31 percent, of gross loans at December 31, 2018. The allowance for loan losses was $24.7 million, or 1.08 percent, of gross loans at September 30, 2019, and $22.4 million, or 0.97 percent, of gross loans at December 31, 2018 and $21.5 million, or 0.96 percent, of gross loans at September 30, 2018. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2019 and December 31, 2018.

Total non-interest income decreased by $2.4 million, or 35.7 percent, to $4.4 million for the nine months ended September 30, 2019 from $6.8 million for the nine months ended September 30, 2018. The decrease in total non-interest income mainly related to a decrease in the amount of other non-interest income of $2.2 million, or 92.5 percent, to $179,000 for the nine months ended September 30, 2019 from $2.4 million for the nine months ended September 30, 2018. The decrease in other non-interest income was the result of $2.2 million in proceeds from a legal settlement recognized in the first quarter of 2018. The decrease in total non-interest income also related to a decrease in the gain on sale of loans of $1.1 million, or 55.5 percent, to $844,000 for the nine months ended September 30, 2019 from $1.9 million for the nine months ended September 30, 2018. Factors included when deciding to sell loans include market conditions, demand, and the loan portfolio. Fees and service charges also decreased $233,000, or 8.4 percent, to $2.5 million for the nine months ended September 30, 2019 from $2.8 million for the nine months ended September 30, 2018, mainly related to less mortgage servicing fee income with less sales of loans. The decrease in total non-interest income was partly offset by an increase in unrealized gains on equity securities of $462,000, with a gain of $220,000 for the nine months ended September 30, 2019 as compared to a loss on equity securities of $242,000 for the nine months ended September 30, 2018. There was an increase in the gain on sales of investment securities of $304,000 for the nine months ended September 30, 2019 with no comparable figure for the nine months ended September 30, 2018. There was an increase in gains on other real estate owned properties of $173,000, with a gain of $177,000 for the nine months ended September 30, 2019 as compared to a gain of $4,000 for the nine months ended September 30, 2018. There was an increase in gains on the sale of impaired loans of $131,000, with a gain of $107,000 for the nine months ended September 30, 2019 as compared to a loss of $24,000 for the nine months ended September 30, 2018.

Total non-interest expense decreased by $1.1 million or 2.5 percent, to $41.3 million for the nine months ended September 30, 2019 from $42.4 million for the nine months ended September 30, 2018.

Merger-related expenses decreased $2.3 million, which was the amount incurred in the nine months ended September 30, 2018 with no comparable figure for the nine months ended September 30, 2019.

Data processing expense decreased by $271,000, or 10.8 percent, to $2.2 million for the nine months ended September 30, 2019 from $2.5 million for the nine months ended September 30, 2018, primarily attributable to non-recurring charges in the second quarter of 2018 upon the merger with IAB.

Regulatory fees associated with FDIC assessments decreased by $165,000, or 17.4 percent, to $783,000 for the nine months ended September 30, 2019 from $948,000 for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in the assessment rate, a credit that related to the receipt of an FDIC Small Bank Assessment Credit, which came as a result of the FDIC exceeding its stated Deposit Fund Reserve Ratio, partly offset by an increase in the assessment base.

Salaries and employee benefits expense increased by $579,000, or 2.8 percent, to $21.1 million for the nine months ended September 30, 2019 from $20.5 million for the nine months ended September 30, 2018. The increase in salaries and employee benefits related in part to the inclusion of IAB employees after the merger was completed in April, 2018, as well as normal salary increases. These increases were partly offset by a reduction in full-time equivalent employees, to 352 at September 30, 2019 to 356 at September 30, 2018, as part of management’s continued initiative to manage headcount throughout the organization.

Occupancy expense increased by $898,000, or 12.8 percent, to $7.9 million for the nine months ended September 30, 2019 from $7.0 million for the nine months ended September 30, 2018, largely related to the opening of three new branches in 2019.

Director fees increased by $396,000, or 66.7 percent, to $990,000 for the nine months ended September 30, 2019 from $594,000 for the nine months ended September 30, 2018, primarily related to the awarding of stock options and restricted stock under the 2018 Equity Incentive Plan during the second quarter of 2019 and the end of the fourth quarter of 2018.

There were also less significant variances in professional fees, advertising and promotional, other real estate owned, net and other expenses, which netted to a reduction in expenses of $193,000 from the prior year. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses.

The income tax provision increased by $2.0 million, or 40.1 percent, to $7.1 million for the nine months ended September 30, 2019 from $5.1 million for the nine months ended September 30, 2018. The increase in the income tax provision was a result of higher taxable income for the nine months ended September 30, 2019 as compared to that same period for 2018. The consolidated effective tax rate for the nine months ended September 30, 2019 was 30.9 percent compared to 30.6 percent for the nine months ended September 30, 2018.

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

The Company had total borrowings of $312.5 million at September 30, 2019 and $282.4 million at December 31, 2018. The average rate of FHLB advances was 2.15 percent at September 30, 2019 and 2.18 percent at December 31, 2018. The subordinated debentures have a ten-year term and will bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity.  The Notes are scheduled to mature on August 1, 2028.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debentures to determine alternative reference rates, and does not anticipate there will be a significant financial statement impact.

The Company had the ability at September 30, 2019 to obtain additional funding from the FHLB of up to $235.2 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $784.8 million at September 30, 2019. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

Capital Resources

At September 30, 2019, and December 31, 2018, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule established a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

Notwithstanding the foregoing, pursuant to recent regulatory reform, the FDIC finalized a rule that establishes a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. Management is currently evaluating whether the Community Bank Leverage Ratio will be elected.

Capital Resources (continued)

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of September 30, 2019:
Bank
Total capital (to risk-weighted assets)	$279,043	13.03%	$171,276	8.00%	$214,096	10.00%
Tier 1 capital (to risk-weighted assets)	254,352	11.88	128,457	6.00	171,276	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	254,352	11.88	96,343	4.50	139,162	6.50
Tier 1 capital (to average assets)	254,352	9.16	111,097	4.00	138,871	5.00

As of December 31, 2018:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$255,631	12.01%	$170,222	8.00%	$212,777	10.00%
Tier 1 capital (to risk-weighted assets)	233,272	10.96	127,666	6.00	170,222	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	233,272	10.96	95,750	4.50	138,305	6.50
Tier 1 capital (to average assets)	233,272	8.72	106,999	4.00	133,749	5.00

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2019. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of September 30, 2019.

The following table sets forth the Company’s NPV as of that date (dollars in thousands).

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$177,445	$(62,868)	(26.16)%	6.71%	(179)	bps
+200bp	200,141	(40,172)	(16.72)	7.40	(110)	bps
+100bp	223,493	(16,821)	(7.00)	8.08	(42)	bps
PAR	240,313	-	-	8.50	-	bps
-100bp	254,576	14,262	5.93	8.80	31	bps

bp – basis points

The table above indicates that as of September 30, 2019, in the event of a 100 basis point increase in interest rates, we would experience a decrease to 8.08% in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of September 30, 2019, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

The performance of the Bank's New York multifamily and mixed-use loans could be adversely impacted by recent legislation.

There have been no changes to the risk factors set forth under the 1.A. Risk Factors as set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2018 as supplemented by the Company’s quarterly reports on Form 10-Q.

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

BCB BANCORP, INC.

Date: November 6, 2019	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)