Form 10-K
period 2019-12-31
BCB BANCORP INC
filed 2020-03-11
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019.

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

Trading Symbol

BCBP

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2019, as reported by the Nasdaq Global Market, was approximately $190.7 million.

As of March 9, 2020, there were 17,513,115 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant (Part III).

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

BCB Bancorp, Inc.

BCB Bancorp, Inc. (individually referred to herein as the “Parent Company” and together with its subsidiaries, collectively referred to herein as the “Company”) is a New Jersey corporation established in 2003, and is the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is (800) 680-6872 and our website is www.bcb.bank. Information on our website is not incorporated into this Annual Report on Form 10-K. At December 31, 2019 we had approximately $2.907 billion in consolidated assets, $2.362 billion in deposits and $239.5 million in consolidated stockholders’ equity. The Parent Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2019, the Bank operated at 30 locations in Bayonne, Carteret, Colonia, Edison, Hoboken, Fairfield, Holmdel, Jersey City, Lodi, Lyndhurst, Maplewood, Monroe Township, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Staten Island and Hicksville New York and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank System.

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

•

FDIC-insured deposit products, including savings and club accounts, interest and non-interest-bearing demand accounts, money market accounts, certificates of deposit and individual retirement accounts; and

•

retail and commercial banking services including wire transfers, money orders, safe deposit boxes, a night depository, debit cards, online banking, mobile banking, gift cards, fraud detection (positive pay), and automated teller services.

Recent Events

On December 30, 2019, the Company entered into a Stock Purchase Agreement with MFP Partners, L.P. (“MFP”), pursuant to which the Company sold 1,020,408 shares of the Company’s common stock, no par value per share, at a purchase price of $12.25 per share to MFP for gross proceeds of approximately $12.5 million. The Shares were registered under the Securities Act of 1933 (the “Act”), as amended, pursuant to the Company’s shelf registration statement on Form S-3.

On February 25, 2019, the Company closed a private placement offering of 496,224 shares of its common stock, of which directors and officers of the Company purchased 286,244 shares (the “Offering”). The Offering resulted in gross proceeds of $6.3 million to the Company. There were no underwriting discounts or commissions. The Offering price was $12.64 per share, which was the closing price for the Company’s common stock on the Nasdaq Global Market on February 22, 2019, the trading day prior to the closing of the Offering. Directors and officers paid the same price as other investors. The Company relied on the exemption from registration provided under Rule 506 of Regulation D promulgated under the Act. The Offering was made only to accredited investors as that term is defined in Rule 501(a) of Regulation D under the Act.

On January 30, 2019, the Company closed a private placement of Series G 6.0% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $5,330,000 for 533 shares. The purchase price was $10,000 per share. The Company relied on the exemption from registration provided under Rule 506 of Regulation D under the Act..

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $814,000 and $1.0 million and at December 31, 2019 and December 31, 2018, respectively.

On April 17, 2018, the Company completed its acquisition of IA Bancorp, Inc. (“IAB”) and its wholly-owned subsidiary, Indus-American Bank, of Edison, New Jersey. IAB shareholders received 0.189 shares of the Company’s common stock for each share of IAB common stock they owned as of the effective date of the acquisition. In addition, the Company issued two series of preferred stock, Series E and F, in exchange for two outstanding series, Series C and D, respectively, of IAB preferred stock. The two series of Company preferred shares have terms substantially similar to the terms of the two series of IAB preferred stock. On May 16, 2018, all Series E preferred shares were converted to common shares, at the request of the shareholder. The aggregate consideration paid to IAB shareholders was $20.0 million. The results of IAB’s operations are included in the Company’s unaudited consolidated statements of income beginning April 17, 2018, the date of the acquisition and are included in the audited consolidated financial statements included herein.

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable, and independent community-oriented financial institution dedicated to providing the highest quality customer service. Management’s and the Board of Directors’ extensive knowledge of the markets we serve helps to differentiate us from our competitors. Our business strategy incorporates the following elements: maintaining a community focus, focusing on profitability, strengthening our balance sheet, concentrating on real estate- based lending, capitalizing on market dynamics, providing attentive and personalized service, and attracting highly qualified and experienced personnel. These attributes coupled with our desire to seek out under-served markets for banking products and services, facilitate our plan to grow our franchise footprint organically and synergistically.

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

Strengthening our balance sheet.  For the year ended December 31, 2019, our return on average equity was 9.66% and our return on average assets was 0.76%. Our earnings per diluted share was $1.20 for the year ended December 31, 2019 compared to $1.01 for the year ended December 31, 2018. Management remains committed to strengthening the Bank’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer.

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

Attracting highly experienced and qualified personnel.   An important part of our strategy is to hire bankers who have prior experience in the markets we serve, as well as pre-existing business relationships. Our management team averages over 20 years of banking experience, while our lenders and branch personnel have significant experience at community banks and regional banks throughout the region. Management believes that its knowledge of these markets has been a critical element in the success of the Bank. Management’s extensive knowledge of the local communities has allowed us to develop and implement a highly focused and disciplined approach to lending, and has enabled the Bank to attract a high percentage of low-cost deposits.

Our Market Area

We are located in Bayonne, Jersey City and Hoboken in Hudson County, Carteret, Colonia, Edison, Monroe Township, Plainsboro and Woodbridge in Middlesex County, Lodi, Lyndhurst, River Edge, and Rutherford in Bergen County and Fairfield, Maplewood, and South Orange in Essex County, Holmdel in Monmouth County, Parsippany in Morris County, and Union in Union County, New Jersey. The Bank also operates two branches in Staten Island, New York and one in Hicksville, New York. The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area. These areas are all considered “bedroom” or “commuter” communities to Manhattan. Our market area is well-served by a network of arterial roadways, including Route 440 and the New Jersey Turnpike.

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

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$212,020	9.62%	$213,200	9.26%	$182,544	10.98%	$142,081	9.44%	$117,165	8.13%
Commercial and multi-family	1,485,286	67.42	1,540,766	66.91	1,213,390	72.97	1,056,806	70.26	982,828	68.23
Construction	104,996	4.77	106,187	4.61	50,497	3.04	70,867	4.71	64,008	4.44
Commercial business(1)	157,413	7.14	136,966	5.95	66,775	4.02	63,444	4.22	70,340	4.88
Home equity(2)	50,100	2.27	54,271	2.36	38,725	2.33	32,417	2.15	31,237	2.17
Consumer	674	0.03	726	0.03	1,183	0.07	1,269	0.08	2,365	0.16
Sub-total	2,010,489	91.25	2,052,116	89.12	1,553,114	93.41	1,366,884	90.86	1,267,943	88.01
Acquired loans initially recorded at fair value:
Residential one-to-four family	35,010	1.59	43,495	1.89	47,808	2.88	56,310	3.74	67,587	4.69
Commercial and multi-family	118,577	5.38	150,239	6.52	46,609	2.80	60,422	4.02	79,308	5.51
Construction	-	-	1,596	0.07	-	-	-	-	-	-
Commercial business(1)	19,319	0.88	27,373	1.19	4,057	0.24	4,460	0.30	4,281	0.30
Home equity(2)	14,302	0.65	18,376	0.80	8,955	0.54	13,877	0.92	18,851	1.31
Consumer	8	-	83	-	122	0.01	225	0.01	263	0.02
Sub-total	187,216	8.50	241,162	10.47	107,551	6.47	135,294	8.99	170,290	11.83
Acquired loans with deteriorated credit:
Residential one-to-four family	1,351	0.06	1,390	0.06	1,413	0.08	1,443	0.10	1,474	0.10
Commercial and multi-family	3,113	0.14	6,832	0.30	731	0.04	753	0.05	669	0.05
Commercial business(1)	910	0.04	854	0.04	-	-	-	-	167	0.01
Home equity(2)	236	0.01	248	0.01	-	-	-	-	71	-
Sub-total	5,610	0.25	9,324	0.41	2,144	0.12	2,196	0.15	2,381	0.16
Total Loans	2,203,315	100.00%	2,302,602	100.00%	1,662,809	100.00%	1,504,374	100.00%	1,440,614	100.00%
Less:
Deferred loan fees, net	1,174		1,751		1,757		2,006		2,454
Allowance for loan losses	23,734		22,359		17,375		17,209		18,042
Total loans, net	$2,178,407		$2,278,492		$1,643,677		$1,485,159		$1,420,118

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loan Maturities.  The following table sets forth the contractual maturity of our loan portfolio at December 31, 2019. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due After 5 Years	Total
	(In Thousands)
Residential One-to-four family	$355	$2,294	$245,732	$248,381
Construction	88,463	11,138	5,395	104,996
Commercial business(1)	32,837	70,963	73,842	177,642
Commercial and multi-family	63,575	119,702	1,423,699	1,606,976
Home equity(2)	4,408	4,849	55,381	64,638
Consumer	319	269	94	682
Total amount due	$189,957	$209,215	$1,804,143	$2,203,315

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest.  The following table sets forth the dollar amount of all loans at December 31, 2019 that are due after December 31, 2020, and have fixed interest rates or that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Residential One-to-four family	$127,414	$120,612	$248,026
Construction	-	16,533	16,533
Commercial business(1)	32,485	112,320	144,805
Commercial and multi-family	185,107	1,358,294	1,543,401
Home equity(2)	19,386	40,844	60,230
Consumer	363	0	363
Total amount due	$364,755	$1,648,603	$2,013,358

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans.  Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings, retail stores, shopping centers, warehouses, and other non-residential buildings. Loans secured by multi-family residential units are properties consisting of five or more residential units. The Bank offers fully amortizing loans on commercial and multi-family properties at loan amounts generally up to 75% of the appraised value of the property. Commercial and multi-family real estate loans are generally made at rates that adjust above the five-year Federal Home Loan Bank of New York interest rate, with terms of up to 30 years. The Bank also offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. As of December 31, 2019, the Bank’s largest commercial real estate loan had an outstanding principal balance of $21.0 million. This loan is secured by an office/retail building located in Hoboken, NJ. This loan is performing in accordance with its terms at December 31, 2019.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. The borrower’s creditworthiness and the feasibility and cash flow potential of the project is of primary concern in commercial and multi-family real estate lending. Loans secured by owner occupied properties are generally larger and involve greater risks than one-to-four family residential and non-owner-occupied commercial mortgage loans because payments on loans secured by owner occupied properties are often dependent on the successful operation or management of the business. The Bank intends to continue emphasizing the origination of loans secured by commercial real estate and multi-family properties.

Construction Loans. The Bank offers loans to finance the construction of various types of commercial and residential properties. Construction loans to builders generally are offered with terms of up to thirty months and interest rates tied to the prime rate plus a margin. These loans generally are offered as adjustable rate loans. The Bank will originate construction loans to customers provided all necessary plans and permits are in order. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the construction and adherence to conditions established at the time the construction loan was first approved. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2019, the Bank’s largest construction loan has a borrowing capacity of $19.0 million, of which $18.8 million has been disbursed. This loan is performing in accordance with its terms at December 31, 2019.

Construction financing is generally considered to involve a higher degree of risk than commercial real estate loans or one-to-four family residential lending. To mitigate these risks the Bank will obtain a plan and cost review from a third-party vendor to review the proposed construction budget in an effort to avoid cost overruns. The Bank also obtains multiple appraised values based upon various possible outcomes of the project. These values generally include “As Is,” “As Completed,” “As a Rental,” “As Sellout,” and “As a Bulk Sale.”

Commercial Business Loans. The Bank offers a variety of commercial business loans in forms of either lines of credit or term loans that are fully amortized. Lines of credit are typically utilized for working capital purposes. These loans are either revolving or non-revolving and provide loan terms between one to three years. The re-payment is generally interest only and the interest rate is adjustable based upon, the prime rate. Term loans are typically for purchasing a business or equipment for a business. Term loans have terms between five to twenty-five years and are fully amortizing. The interest rate is adjustable and tied to the five-year Federal Home Loan Bank of New York rate. Commercial business loans are underwritten on the basis of the borrower’s ability to service such debt from income. These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. A commercial business loan may be secured by equipment, accounts receivable, inventory, chattel or other assets. As of December 31, 2019, the Bank’s largest commercial business loan is a warehouse line of credit secured by commercial real estate with a borrowing capacity of $15.0 million at December 31, 2019, of which $2.7 million has been disbursed. This loan is performing in accordance with its terms at December 31, 2019.

Commercial business loans generally have higher rates and shorter terms than one to four family residential loans, but they may also involve higher average balances and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”). Amongst other characteristics, SBA borrowers are often sound businesses, but may have lower equity funds to invest in their businesses, may be at an earlier stage of business development, or have other characteristics that may make them ineligible for conventional unguaranteed bank loans. There is a well-developed market for the sale of the guaranteed portion of SBA 7(a) loans.  During 2019, we originated approximately $26.1 million SBA 7(a) loans, sold $20.2 million in guaranteed portions of SBA 7(a) loans, with a recognition of gains of approximately $507,000 from the sale of such loans. As of December 31, 2019, the Bank’s largest SBA loan is secured by a hotel building located in Philadelphia, PA. The outstanding balance is $4.9 million. This loan is performing in accordance with its terms at December 31, 2019.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas. We generally originate residential mortgage loans up to 80% loan-to-value at a maximum loan amount of $1.5 million and 75% loan-to-value at a maximum loan amount of $3.0 million for primary residences. The loan-to-value ratio is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan-to-value ratios up to 90%, provided the borrower obtains private mortgage insurance approval. We originate both fixed rate and adjustable rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30-year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2% above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long-term fixed rate and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income. During 2019, 61 loans were sold for approximately $22.2 million in the secondary market and recognized gains of approximately $447,000 from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit. The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence or an investment property. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity lines of credit are offered with terms up to 30 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that we use to underwrite one to four family residential loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80% in a first lien position. At December 31, 2019, the outstanding and committed balances of home equity loans and lines of credit totaled $64.6 million and $36.6 million, respectively.

Consumer Loans. The Bank makes secured passbook, automobile and occasionally unsecured consumer loans. Consumer loans generally have terms between one and five years. They generally are made on a fixed rate basis, fully-amortizing.

Loan Approval Authority and Underwriting.  The Bank’s Lending Policy has established lending limits for executive management. Two Officers with authority, one of which is a Senior Credit Officer and one Executive Officer, have authority to approve loan requests up to $2.5 million. Loan requests in excess of $2.5 million but not exceeding $4.0 million shall be presented to the Chairman of the Board of Directors Loan Committee for approval. Loan requests exceeding $4.0 million but not exceeding $10 million shall be presented to the Bank’s Board of Directors Loan Committee for approval, which is comprised of a quorum of the Bank’s Board of Directors. Loans requests of $10 million or more shall be presented to the Bank’s full Board of Directors for approval.

Upon receipt of a completed loan application including all appropriate financial information from a prospective borrower, the Bank will conduct its due diligence analysis. Property valuations or appraisals are required for all real estate collateralized loans. Appraisals are prepared by a state certified independent appraiser approved by the Bank Board of Directors.

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2019, our outstanding loan origination commitments totaled $27.8 million, standby letters of credit totaled $4.1 million, undisbursed construction funds totaled $57.8 million, and undisbursed lines of credit funds totaled $109.3 million.

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

Non-Accrual Status.  Loans are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued until the loan has been returned to accrual status.  At December 31, 2019, the Bank had $4.2 million in non-accruing loans. The largest exposure of non-performing loans was a commercial real estate loan with an outstanding principal balance of approximately $616,000 fully collateralized by a mixed-use property.

Impairment Status.  A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced Bankruptcy plan. We have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is applied to principal. At December 31, 2019, we had 107 loans with carrying balance totaling $26.9 million which are classified as impaired and on which loan loss allowances totaling $3.3 million have been established.

Troubled Debt Restructuring. A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but were not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. The total troubled debt restructured loans were $17.7 million at December 31, 2019.

The Bank had allocated $570,000 and $772,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2019, and December 31, 2018, respectively.

If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

Criticized and Classified Loans.  The Bank’s Lending Policy contains an internal rating system which evaluates the overall risk of a problem loan. When a loan is classified and determined to be impaired, the Bank may establish specific allowances for loan losses. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2019, the Bank reported $13.5 million in classified assets. The loans classified are represented by loans secured either by residential one-to-four family, commercial business, or commercial real estate.

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

The methodology includes the segregation of the loan portfolio into two divisions of performing loans and loans determined to be impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience with an adjustment for the qualitative factors listed above. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, or net present value. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. As of December 31, 2019, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructurings of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the restructured loan. The Bank also maintains an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.  Management must make estimates using assumptions and information that is often subjective and subject to change.

The following tables set forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2019				At December 31, 2018
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
Residential One-to-four family	3	$618	7	$330	5	$1,534	12	$3,369
Home equity (2)	4	337	8	116	4	109	11	90
Commercial and multi-family	2	940	14	3,747	4	377	19	7,000
Total	9	1,895	29	4,193	13	2,020	42	10,459
Commercial business (1)	2	278	38	2,634	-	-	36	1,201
Total delinquent loans	11	$2,173	67	$6,827	13	$2,020	78	$11,660
Delinquent loans to total loans		0.10%		0.31%		0.09%		0.51%

	At December 31, 2017				At December 31, 2016
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
Residential One-to-four family	6	$1,983	10	$4,011	6	$1,478	19	$5,027
Construction	-	-	-	-	-	-	-	-
Home equity (2)	6	539	6	51	3	350	9	280
Commercial and multi-family	2	887	3	850	3	1,210	9	5,919
Total	14	3,409	19	4,912	12	3,038	37	11,226
Commercial business (1)	3	640	6	103	1	69	7	315
Consumer	-	-	-	-	-	-	1	6
Total delinquent loans	17	$4,049	25	$5,015	13	$3,107	45	$11,547
Delinquent loans to total loans		0.24%		0.30%		0.21%		0.77%

	At December 31, 2015
	60-90 Days		Greater Than 90 Days
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
Residential One-to-four family	4	$1,097	21	$5,089
Construction	1	80	-	-
Home equity (2)	4	333	9	816
Commercial and multi-family	11	4,675	18	7,760
Total	20	6,185	48	13,665
Commercial business (1)	-	-	10	851
Consumer	-	-	-	-
Total delinquent loans	20	$6,185	58	$14,516
Delinquent loans to total loans		0.43%		1.01%

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio, excluding PCI loans. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

Purchase Credit-Impaired (“PCI”) loans are loans acquired at a discount, due in part to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are initially recorded at fair value. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family residential	$881	$3,325	$4,917	$7,122	$8,195
Home equity (2)	360	319	208	1,179	1,560
Commercial and multi-family	978	3,173	7,612	6,619	12,807
Commercial business (1)	1,941	404	299	726	885
Consumer	-	-	-	6	-
Total	4,160	7,221	13,036	15,652	23,447
Accruing loans delinquent more than 90 days:
One-to four-family residential	97	545	315	-	-
Commercial and multi-family	556	877	-	2,827	-
Commercial business (1)	142	-	-	-	-
Total	795	1,422	315	2,827	-
Total non-performing loans	4,955	8,643	13,351	18,479	23,447
Foreclosed assets	1,623	1,333	532	3,525	1,564
Total non-performing assets	$6,578	$9,976	$13,883	$22,004	$25,011
Total non-performing assets as a percentage of total assets	0.23%	0.37%	0.71%	1.29%	1.55%
Total non-performing loans as a percentage of total loans	0.22%	0.38%	0.80%	1.23%	1.63%

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

There were $17.7 million of troubled debt restructured loans at December 31, 2019, of which $17.0 million were classified as accruing and $702,000 were classified as non-accrual.

For the year ended December 31, 2019, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $967,000. We received and recorded $1.1 million in interest income for loans which were returned to accruing status during the year ended December 31, 2019.

Non-accrual loans in the preceding table do not include loans acquired with deteriorated credit, which were recorded at fair value at acquisition and totaled $3.5 million at December 31, 2019 and $7.0 million at December 31, 2018.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2019	2018	2017	2016	2015
		(Dollars in Thousands)
Balance at beginning of year	$22,359	$17,375	$17,209	$18,042	$16,151
Charge-offs:
One- to four-family residential	66	374	336	459	67
Commercial business(1)	448	15	1,553	163	279
Commercial and multi-family	229	-	190	405	10
Home equity(2)	-	15	54	54	106
Consumer	-	42	11	-	-
Total charge-offs	743	446	2,144	1,081	462
Recoveries	49	300	200	221	73
Net charge-offs	694	146	1,944	860	389
Provisions charge to operations	2,069	5,130	2,110	27	2,280
Ending balance	$23,734	$22,359	$17,375	$17,209	$18,042
Ratio of non-performing assets to total assets at the end of year	0.23%	0.37%	0.71%	1.29%	1.55%
Allowance for loan losses as a percent of total loans outstanding	1.08%	0.97%	1.05%	1.14%	1.25%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.03%	0.01%	0.12%	0.06%	0.03%
Ratio of net charge-offs during the year to non-performing loans	14.01%	1.69%	14.56%	4.65%	1.66%

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

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$2,422	9.62%	$2,374	9.26%	$2,368	10.98%	$2,098	9.44%	$2,107	8.13%
Commercial and Multi-family	15,235	67.42	14,000	66.91	11,656	72.97	10,621	70.26	11,643	68.23
Construction	1,244	4.77	1,003	4.61	518	3.04	736	4.71	722	4.44
Commercial business(1)	2,945	7.14	3,869	5.95	2,018	4.02	3,079	4.22	1,749	4.88
Home equity(2)	330	2.27	313	2.36	338	2.33	374	2.15	369	2.17
Consumer	-	0.03	2	0.03	6	0.07	2	0.08	879	0.16
Unallocated	273	-	189	-	177	-	69	-	168	-
Sub-total:	$22,449	91.25	$21,750	89.12	$17,081	93.41	$16,979	90.86	$17,637	88.01
Acquired loans initially recorded at fair value:
Residential one-to-four family	$261	1.59	$335	1.89	$242	2.88	$170	3.74	$270	4.69
Commercial and Multi-family	58	5.38	-	6.52	-	2.80	-	4.02	17	5.51
Commercial business(1)	803	0.88	-	1.19	-	0.24	-	0.30	-	0.30
Home equity(2)	-	0.65	-	0.80	-	0.54	4	0.93	50	1.31
Consumer	-	-	-	-	-	0.01	-	-	-	0.02
Sub-total	$1,122	8.50	$335	10.47	$242	6.47	$174	8.99	$337	11.83
Acquired loans with deteriorated credit:
Residential one-to-four family	$39	0.06	$39	0.06	$40	0.08	$43	0.10	$47	0.10
Commercial and Multi-family	79	0.14	168	0.30	12	0.04	13	0.05	14	0.05
Commercial business(1)	42	0.04	64	0.04	-	-	-	-	4	0.01
Home equity(2)	3	0.01	3	0.01	-	-	-	-	3	-
Sub-total:	$163	0.25	$274	0.41	$52	0.12	$56	0.15	$68	0.16
Total	$23,734	100.00%	$22,359	100.00%	$17,375	100.00%	$17,209	100.00%	$18,042	100.00%

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

As of December 31, 2019, there were no securities classified as held-to-maturity. We had $91.6 million in securities classified as available for sale, and no securities classified as trading. Securities classified as available for sale were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of securities classified as held-to-maturity or available for sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2019, management concluded that all unrealized losses were temporary in nature since they were related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Bank has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

As of December 31, 2019, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; (iv) municipal obligations, (v) equity securities (including preferred stock); and (vi) certificates of deposit. The Board of Directors may authorize additional investments.

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

Securities Portfolio.  The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2019	2018	2017
	(In Thousands)
Securities available for sale:
Mortgage-backed securities	$91,613	$115,640	$111,793
Municipal obligations	-	3,695	2,502
Total debt securities available for sale	91,613	119,335	114,295
Equity investments	2,500	7,672	8,294
FHLB stock	13,821	13,405	10,211
Total investment securities	$107,934	$140,412	$132,800

Maturities and yields of Securities Portfolio.  The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2019 by final contractual maturity. The following table does not take into consideration the effects of scheduled repayments, the effects of possible prepayments, or equity investments, as these securities have no stated maturity. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	December 31, 2019
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield
	(Dollars in Thousands)
Mortgage-backed securities	$-	-%	$3,431	2.68%	$1,566	2.53%	$87,269	2.80%	$91,613	$92,266	2.79%
Total investment securities	$-	-%	$3,431	2.68%	$1,566	2.53%	$87,269	2.80%	$91,613	$92,266	2.79%

Sources of Funds

Our major external source of funds for lending and other investment purposes is deposits. Funds are also derived from the receipt of payments on loans, prepayment of loans, maturities of investment securities and mortgage-backed securities and borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2019 we had no brokered deposits. Reciprocal deposits are not considered brokered deposits under recent regulatory reform.

Deposit Accounts.  The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2019		2018		2017
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)
Noninterest bearing accounts	-%	$271,702	-%	$263,960	-%	$201,043
Interest bearing checking	0.76	394,074	0.61	330,474	0.55	297,040
Savings and club accounts	0.17	260,545	0.17	260,547	0.15	258,632
Money market	1.76	305,790	1.21	221,898	0.85	148,022
Certificates of deposit	2.33	1,129,952	1.80	1,103,845	1.43	664,633
Total	1.69%	$2,362,063	1.25%	$2,180,724	0.79%	$1,569,370

__________

(1) Represents the average rate paid during the year.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
Beginning of year	$2,180,724	$1,569,370	$1,392,205
Net deposits	148,437	590,959	165,260
Interest credited on deposit accounts	32,902	20,395	11,905
Total increase in deposit accounts	181,339	611,354	177,165
Ending balance	$2,362,063	$2,180,724	$1,569,370
Percent increase	8.32%	38.96%	12.73%

Time Deposits of $100,000 or More.  As of December 31, 2019, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $909.0 million. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2019
Maturity Period	(In Thousands)
Within three months	$127,639
Over three months through six months	107,030
Over six months through twelve months	480,012
Over twelve months	194,331
Total	$909,012

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$70,131	6.21%	$71,822	6.51%	$102,570	15.43%
1.00% - 1.99%	138,274	12.24	209,884	19.01	454,930	68.45
2.00% - 2.99%	898,949	79.55	771,682	69.91	105,849	15.93
3.00% - 3.99%	22,598	2.00	50,457	4.57	1,284	0.19
Total	$1,129,952	100.00%	$1,103,845	100.00%	$664,633	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2019.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total
	(In Thousands)
Interest rate:
0.00% - 0.99%	$60,258	$7,885	$1,953	$35	$70,131
1.00% - 1.99%	100,261	26,283	7,277	4,453	138,274
2.00% - 2.99%	707,876	150,404	24,878	15,791	898,949
3.00% - 3.99%	11,472	7,944	671	2,511	22,598
Total	$879,867	$192,516	$34,779	$22,790	$1,129,952

Borrowings. The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the Federal Home Loan Bank of New York (“FHLB”). At December 31, 2019, the Bank’s total credit exposure cannot exceed 50% of its total assets, or $1.454 billion, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50% of total assets is recalculated each quarter. Additionally, at December 31, 2019 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Bank’s option since June 17, 2009, and quarterly thereafter, and a fixed-to-floating rate 10-year subordinated debenture of $33.5 million.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2019	2018	2017
	(Dollars in Thousands)
Balance at end of year	$-	$-	$-
Average balance during year	$57	$749	$1,016
Maximum outstanding at any month end	$7,330	$44,000	$35,000
Weighted average interest rate at end of year	-%	-%	-%
Average interest rate during year	2.41%	2.09%	1.02%

Employees

At December 31, 2019, we had 365 full-time equivalent employees. None of our employees are represented by a collective bargaining group. We believe that our relationship with our employees is good.

Subsidiaries

We have four non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2019, this company held $94.1 million in securities. With the merger with Pamrapo Bancorp. Inc., we acquired Pamrapo Service Corporation which has been inactive since May 2010. As a part of the merger with IAB, the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC, both of which were inactive at December 31, 2019.

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

On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the FRB raised the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.  The Company is evaluating the final rule to determine if it will opt-in to the new community bank leverage ratio.

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

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio framework, (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. On November 4, 2019, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020.  These banking organizations may elect to use the revised effective date of January 1, 2020, or wait until the quarter beginning April 1, 2020. The Company is evaluating the final rule to determine if it will opt-in to the new community bank leverage ratio.

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

As noted above, the Regulatory Relief Act has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio. The FDIC’s rule provides that the Bank will be well-capitalized with a community bank leverage ratio of 9% or greater. A banking organization that has a leverage ratio that is greater than 8 percent and equal to or less than 9 percent is allowed a two-quarter grace period after which it must either (i) again meet all qualifying criteria or (ii) apply and report the generally applicable rule. During this two- quarter period, a banking organization that is an insured depository institution and that has a leverage ratio that is greater than 8 percent would be considered to have met the well-capitalized capital ratio requirements for prompt corrective action purposes. An electing banking organization with a leverage ratio of 8 percent or less is not eligible for the grace period and must comply with the generally applicable rule, i.e. for the quarter in which the banking organization reports a leverage ratio of 8 percent or less. An electing banking organization experiencing or anticipating such an event would be expected to notify its primary federal supervisory agency, which would respond as appropriate to the circumstances of the banking organization.

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020 deadline required under the Dodd-Frank Wall Street Reform and Consumer Protection Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15 percent and 1.35 percent, to be applied when the reserve ratio is at or above 1.38 percent. The Bank received a total of $548,000 in assessment credits in 2019.

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

Effective July 1, 2016, the FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the Deposit Insurance Fund (“DIF”) and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low-and-moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. BCB Community Bank’s latest FDIC CRA rating, dated July 9, 2019 was “satisfactory.”

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

Under the Exchange Act, the Company is required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ended December 31, 2019, the Company’s auditors are required to audit our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate.  These loans are riskier than loans secured by one- to four-family properties.

At December 31, 2019, $1.607 billion, or 72.93%, of our loan portfolio consisted of commercial and multi-family real estate loans.  We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

The Company has progressed on an organic branching initiative which is intended to mitigate the risk of our strong Hudson County concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through merger and acquisition activity. To this end, the Company opened or acquired, six branches in 2018 and three branches in 2019.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2019, our allowance for loan losses totaled $23.7 million, representing 1.08% of total loans or 478.99% of non-performing loans.

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

At December 31, 2019, we had $13.5 million in classified loans of which none were classified as doubtful and none were classified as loss. We also had $9.7 million of loans that were classified as special mention. In addition, at that date we had $4.2 million in non-accruing loans, or 0.19% of total loans. We have adhered to stringent underwriting standards in the origination of our loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local or regional economy weaken, our asset quality may deteriorate resulting in losses to the Company.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2019, approximately 95% of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs.  Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2019 and 2018, our net interest income was $82.6 million and $77.7 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

If interest rates rise, and if rates on our deposits and variable rate borrowings reprice upwards faster than the rates on our long-term loans and investments, we could experience compression of our interest rate spread, which would have a negative effect on our profitability. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk, as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

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

We intend to continue to build market share through de novo branching and expansion of our commercial real estate and multi-family lending capacity. Since January 1, 2015, we have opened thirteen de novo branches. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of a new branch.  Finally, our business expansion may not be successful after establishment of new branches.

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

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio framework, (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. On November 4, 2019, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020.  These banking organizations may elect to use the revised effective date of January 1, 2020, or wait until the quarter beginning April 1, 2020. The Company is evaluating the final rule to determine if it will opt-in to the new community bank leverage ratio.

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

Uncertainty surrounding the future of LIBOR (London Interbank Offer Rate) may affect the fair value and return on our financial instruments that use LIBOR as a reference rate.

We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’ s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which we will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

The Bank’s reliance on brokered and reciprocal deposits could adversely affect its liquidity and operating results.

Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. At December 31, 2019, the Bank had no brokered deposits. The Bank’s primary source for brokered deposits is CDARS. At December 31, 2019, the Bank has $92.1 million in CDARS deposits, all of which are reciprocal and are not considered brokered deposits under recent regulatory reform.

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

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii), above, or 372.0% of our total capital at December 31, 2019. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

RISKS RELATED TO AN INVESTMENT IN OUR STOCK

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

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is traded on the NASDAQ under the symbol “BCBP.” Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares of the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank conducts its business through an executive office, two administrative offices, and 30 branch offices. 12 offices have drive-up facilities. The Bank has 37 automatic teller machines at its branch facilities and three other off-site locations. The following table sets forth information relating to each of the Bank’s offices as of December 31, 2019. The total net book value of the Bank’s premises and equipment at December 31, 2019 was $19.9 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C, Bayonne, New Jersey	2003	$2,436
Administrative and Other Offices
591-597 Avenue C, Bayonne, New Jersey	2010	2,048
27 West 18th Street, Bayonne, New Jersey	2014	206	(1)
Branch Offices
860 Broadway, Bayonne, New Jersey	2000	703	(1)
510 Broadway, Bayonne, New Jersey	2003	225	(1)
401 Washington Street, Hoboken, New Jersey	2010	199	(1)
987 Broadway, Bayonne, New Jersey	2010	412
473 Spotswood Englishtown Rd., Monroe Township, New Jersey	2010	175	(1)
611 Avenue C, Bayonne, New Jersey	2010	1,300
181 Avenue A, Bayonne, New Jersey	2010	2,198
211 Washington St., Jersey City, New Jersey	2010	-	(1)
200 Valley Street, South Orange, New Jersey	2011	1,045
378 Amboy Road, Woodbridge, New Jersey	2019	572	(1)
1379 St. George Avenue, Colonia, New Jersey	2014	6	(1)
165 Passaic Avenue, Fairfield, New Jersey	2014	-	(1)
354 New Dorp Lane, Staten Island, New York	2015	267	(1)
190 Park Avenue, Rutherford, New Jersey	2015	270	(1)
1500 Forest Avenue, Staten Island, New York	2016	1,035	(1)
626 Laurel Avenue, Holmdel, New Jersey	2016	3	(1)
112 Talmadge Road, Edison, New Jersey	2016	46	(1)
734 Ridge Road, Lyndhurst, New Jersey	2016	154	(1)
2 Arnot Street, Lodi, New Jersey	2016	27	(1)
803 Roosevelt Avenue, Carteret, New Jersey	2016	566	(1)
2000 Morris Avenue, Union, New Jersey	2016	133	(1)
155 Maplewood Avenue, Maplewood, New Jersey	2018	444	(1)
1630 Oak Tree Road, Edison, New Jersey	2018	1,003	(1)
1452 Route 46 West, Parsippany, New Jersey	2018	374	(1)
781 Newark Avenue, Jersey City, New Jersey	2018	6	(1)
70 Broadway, Hicksville, New York	2018	49	(1)
10 Schalks Crossing Road, Plainsboro, New Jersey	2018	370	(1)
876 Kinderkamack Road, River Edge, New Jersey	2019	150	(1)
1100 Washington Street, Hoboken, New Jersey	2019	339	(1)

Net book value of properties		16,761
Furnishings and equipment		3,159	(2)
Total premises and equipment		$19,920

(1)	Leased property
(2)	Includes off-site ATMs

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2019, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”

Stockholders.

At March 1, 2020, the Company had approximately 3,200 stockholders of record.

Recent Sales of Unregistered Securities

None

Dividends

The Company has declared and paid cash dividends of $.14 per share in each quarter for the three years ended December 31, 2019. The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50% of the Bank capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

Issuer Purchases of Equity Securities

None

Compensation Plans

Set forth below is information as of December 31, 2019 regarding equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans that were not approved by shareholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(1)	Number of securities remaining available for issuance under plans
2011 Stock Option Plan	802,100	$11.40	97,900
2018 Equity Incentive Plan	513,814	$11.60	371,247
Equity compensation plans not approved by shareholders	—	—	—
Total	1,315,914	$11.48	469,147

_____________________________

(1)	The weighted average exercise price reflects the exercise prices ranging from $8.93-$13.32 per share for options granted under the 2011 Stock Option Plan and the 2018 Equity Incentive Plan.

Common Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2015 through December 31, 2019, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, as repriced on the SNL Banks Index, and (c) the cumulative total return of the Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

The Company had no stock repurchase plan during the fourth quarter of 2019.

BCB Bancorp, Inc.

		Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
BCB Bancorp, Inc.	100.00	93.17	122.74	142.29	106.83	147.15
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank Index	100.00	101.71	128.51	151.75	126.12	170.79

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The information, at December 31, 2019 and 2018 and for the two-year period ended December 31, 2019, is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. that appear in this annual report on Form 10-K. The other years presented in these tables are derived from audited consolidated financial statements that do not appear in this annual report on Form 10-K.

	Selected financial condition data at December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Total assets	$2,907,468	$2,674,731	$1,942,837	$1,708,208	$1,618,406
Cash and cash equivalents	550,353	195,264	124,235	65,038	132,635
Securities	91,613	119,335	114,295	94,765	9,623
Equity investments	2,500	7,672	8,294	-	-
Loans receivable, net	2,178,407	2,278,492	1,643,677	1,485,159	1,420,118
Deposits	2,362,063	2,180,724	1,569,370	1,392,205	1,273,929
Borrowings	282,610	282,377	189,124	179,124	204,124
Stockholders’ equity	239,473	200,215	176,454	131,081	133,544

	Selected operating data for the year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except for per share amounts)
Net interest income	$82,604	$77,681	$61,884	$55,060	$53,511
Provision for loan losses	2,069	5,130	2,110	27	2,280
Non-interest income	5,391	7,960	7,483	6,123	7,065
Non-interest expense	55,583	56,266	47,044	47,895	46,452
Income tax expense	9,309	7,482	10,231	5,258	4,814
Net income	$21,034	$16,763	$9,982	$8,003	$7,030
Net income per common share:
Basic	$1.20	$1.02	$0.76	$0.63	$0.69
Diluted	$1.20	$1.01	$0.75	$0.63	$0.69
Common Dividends declared per common share	$0.56	$0.56	$0.56	$0.56	$0.56

	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.76%	0.70%	0.55%	0.47%	0.48%
Return on average stockholders’ equity (ratio of net income to average stockholders’ equity)	9.66	8.86	7.02	6.11	6.52
Non-interest income to average assets	0.19	0.33	0.41	0.36	0.48
Non-interest expense to average assets	2.01	2.34	2.57	2.81	3.15
Net interest rate spread during the year	2.77	3.08	3.32	3.14	3.50
Net interest margin (net interest income to average interest earning assets)	3.07	3.31	3.49	3.32	3.72
Ratio of average interest-earning assets to average interest-bearing liabilities	119.61	119.76	119.49	118.02	118.42
Cash dividend payout ratio	47.83	55.81	71.71	86.87	76.50
Asset Quality Ratios:
Non-performing loans to total loans at end of year	0.22	0.38	0.80	1.23	1.63
Non-performing assets to total assets at end of year	0.23	0.37	0.71	1.29	1.55
Allowance for loan losses to non-performing loans at end of year	478.99	258.69	130.14	93.67	76.95
Allowance for loan losses to total loans at end of year	1.08	0.97	1.05	1.14	1.25
Capital Ratios:
Stockholders’ equity to total assets at end of year	8.24	7.49	9.08	7.63	8.25
Average stockholders’ equity to average total assets	7.88	7.88	7.78	7.70	7.30
Tier 1 capital to average assets (1)	9.51	8.72	9.50	8.10	8.61
Tier 1 capital to risk weighted assets (1)	12.72	10.96	12.09	10.33	10.81

(1)	Ratios are for BCB Community Bank only.

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

Allowance for Loan Losses

Loans receivable are presented net of an allowance for loan losses and net deferred loan fees. In determining the appropriate level of the allowance, management considers a combination of factors, such as economic and industry trends, real estate market conditions, size and type of loans in portfolio, nature and value of collateral held, borrowers’ financial strength and credit ratings, and prepayment and default history. The calculation of the appropriate allowance for loan losses requires a substantial amount of judgment regarding the impact of the aforementioned factors, as well as other factors, on the ultimate realization of loans receivable. In addition, our determination of the amount of the allowance for loan losses is subject to review by the New Jersey Department of Banking and Insurance and the FDIC, as part of their examination process. After a review of the information available, our regulators might require the establishment of an additional allowance. Any increase in the allowance for loan loss required by regulators would have a negative impact on our earnings.

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

Financial Condition at December 31, 2019 and 2018

Total assets increased by $232.7 million, or 8.7 percent, to $2.907 billion at December 31, 2019 from $2.675 billion at December 31, 2018. The increase in total assets was mainly related to increases in total cash and cash equivalents, partly offset by decreases in net loans receivable and total investment securities.

Total cash and cash equivalents increased by $355.1 million, or 181.9 percent, to $550.4 million at December 31, 2019 from $195.3 million at December 31, 2018. This increase resulted from the curtailment of loan growth, an elevated level of loan prepayments, sales and repayments of investment securities, increases in deposits, and capital raises.

Loans receivable, net decreased by $100.1 million, or 4.4 percent, to $2.178 billion at December 31, 2019 from $2.278 billion at December 31, 2018. The decrease in loans over the prior year was a result of management’s efforts to curtail loan growth throughout 2019. Total loan decreases for 2019 included $90.9 million in commercial real estate and multi-family loans, $9.7 million in residential one-to-four family loans, $8.3 million in home equity loans, $2.8 million in construction loans, $127,000 in consumer loans, partly offset by a  gain of $12.4 million in commercial business loans. The allowance for loan losses increased $1.4 million to $23.7 million, or 570.5 percent of non-accruing loans and 1.08 percent of gross loans, at December 31, 2019 as compared to an allowance for loan losses of $22.4 million, or 309.6 percent of non-accruing loans and 0.97 percent of gross loans, a year ago.

Total investment securities decreased by $32.9 million, or 25.9 percent, to $94.1 million at December 31, 2019 from $127.0 million at December 31, 2018, representing normal repayments, calls, maturities, and the sale of $15.0 million of securities.

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02 – Leases, requiring on-balance sheet reporting for all operating leases. Adoption of the standard resulted in the recording of $13.2 million in operating lease right-of-use assets and a corresponding $13.4 million in operating lease liabilities at December 31, 2019.

Deposit liabilities increased by $181.3 million, or 8.3 percent, to $2.362 billion at December 31, 2019 from $2.181 billion at December 31, 2018. The increases in deposit liabilities mainly related to the continued maturation of the branches opened over the last four years. Total increases for 2019 included $83.9 million in money market checking accounts, $62.4 million in NOW deposit accounts, $26.1 million in certificates of deposit, including listing service and brokered deposits, and $8.9 million in non-interest-bearing deposit accounts. Listing service and brokered reciprocal certificates of deposit, which were used as additional sources of deposit liquidity to fund loan growth, totaled $10.6 million and $92.1 million, respectively, at December 31, 2019. As a result of management’s efforts to curtail loan growth throughout 2019, listing service and brokered certificate of deposit balances have decreased over the last 12 months.

Debt obligations increased by $233,000, or 0.1 percent, to $282.6 million at December 31, 2019 from $282.4 million a year ago. The weighted average interest rate of FHLB advances was 2.16 percent at December 31, 2019 and 2.18 at December 31, 2018. The fixed interest rate of subordinated debt balances was 5.625 percent at December 31, 2019 and December 31, 2018.

Stockholders’ equity increased by $39.3 million, or 19.6 percent, to $239.5 million at December 31, 2019 from $200.2 million a year ago. The increase in stockholders’ equity was primarily attributable to an increase in additional paid-in capital of $20.1 million primarily related to common stock and preferred stock issued through a private placement and a public stock offering in the first and fourth quarters of 2019, respectively. Retained earnings increased by $10.0 million to $48.4 million at December 31, 2019 from $38.4 million at December 31, 2018, due primarily to the increase in net income, net of dividends paid. Treasury stock decreased $6.3 million to $22.0 million at December 31, 2019 from $28.3 million at December 31, 2018, related to the issuance of common stock. Accumulated other comprehensive loss decreased $2.9 million to $2.2 million at December 31, 2019 from $5.1 million a year ago, related to market improvements lowering the unrealized loss on available-for-sale securities.

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

The following table sets forth balance sheets, average yields and costs, and certain other information for the years indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts and premiums, which are included in interest income.

	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)(4)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)(4)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$2,305,496	$113,981	4.94%	$2,060,187	$97,831	4.75%	$1,591,339	$73,355	4.61%
Investment securities (2)	115,548	3,310	2.86	142,343	3,761	2.64	104,520	2,904	2.78
Interest-earning deposits	271,067	6,264	2.31	142,867	3,505	2.45	77,399	1,312	1.70
Total interest-earning assets	2,692,111	123,555	4.59%	2,345,397	105,097	4.48%	1,773,258	77,571	4.37%
Non-interest-earning assets	72,633			55,404			54,509
Total assets	2,764,744			2,400,801			1,827,767
Interest-bearing liabilities:
Interest-bearing demand accounts	$346,973	$2,628	0.76%	$334,156	$2,036	0.61%	$305,208	$1,666	0.55%
Money market accounts	261,395	4,619	1.76	188,109	2,278	1.21	135,202	1,150	0.85
Savings accounts	258,481	428	0.17	262,745	444	0.17	263,500	397	0.15
Certificates of deposit	1,089,407	25,394	2.33	911,141	16,400	1.80	619,377	8,838	1.43
Total interest-bearing deposits	1,956,256	33,069	1.69	1,696,151	21,158	1.25	1,323,287	12,051	0.91
Borrowed funds	294,562	7,882	2.68%	262,227	6,258	2.39%	160,699	3,636	2.26%
Total interest-bearing liabilities	2,250,818	40,951	1.82	1,958,378	27,416	1.40	1,483,986	15,687	1.06
Non-interest-bearing liabilities	296,185			253,301			201,651
Total liabilities	2,547,003			2,211,679			1,685,637
Stockholders' equity	217,741			189,122			142,130
Total liabilities and stockholders' equity	2,764,744			2,400,801			1,827,767
Net interest income		$82,604			77,681			61,884
Net interest rate spread (3)			2.77%			3.08%			3.32%
Net interest margin (4)			3.07%			3.31%			3.49%

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

	Years Ended December 31,
	2019 vs. 2018				2018 vs. 2017
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$11,649	$4,022	$479	$16,150	$21,612	$2,212	$652	$24,476
Investment securities	(708)	317	(60)	(451)	1,051	(142)	(52)	857
Interest-earning deposits	3,145	(204)	(182)	2,759	1,110	587	496	2,193
Total interest-earning assets	14,086	4,135	237	18,458	23,773	2,657	1,096	27,526
Interest expense:
Interest-bearing demand accounts	78	495	19	592	158	194	18	370
Money market deposits	887	1,040	405	2,332	450	486	190	1,126
Savings deposits	(7)	(8)	-	(15)	(1)	47	-	46
Certificates of Deposits	3,209	4,846	948	9,003	4,163	2,310	1,088	7,561
Borrowings	771	758	94	1,623	2,301	199	126	2,626
Total interest-bearing liabilities	4,938	7,131	1,466	13,535	7,071	3,236	1,422	11,729
Change in net interest income	$9,148	$(2,996)	$(1,229)	$4,923	$16,702	$(579)	$(326)	$15,797

Results of Operations for the Years Ended December 31, 2019 and 2018

Net income increased by $4.3 million, or 25.5 percent, to $21.0 million for the year ended December 31, 2019 from $16.7 million for the year ended December 31, 2018. The increase in net income was primarily related to an increase in total interest income, a decrease in the provision for loan losses, and a decrease in total non-interest expense, partly offset by an increase in total interest expense, a decrease in total non-interest income, and an increase in the income tax provision for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Net interest income increased by $4.9 million, or 6.3 percent, to $82.6 million for the year ended December 31, 2019 from $77.7 million for the year ended December 31, 2018. The increase in net interest income resulted primarily from an increase in the average balance of interest-earning assets of $346.7 million, or 14.8 percent, to $2.692 billion for the year ended December 31, 2019 from $2.345 billion for the year ended December 31, 2018. There was also an increase in the average yield on interest-earning assets of 11 basis points to 4.59 percent for the year ended December 31, 2019 from 4.48 percent for the year ended December 31, 2018. Offsetting the growth in net interest income, was an increase in the average balance of interest-bearing liabilities of $292.4 million, or 14.9 percent, to $2.251 billion for the year ended December 31, 2019 from $1.958 billion for the year ended December 31, 2018, as well as an increase in the average rate on interest-bearing liabilities of 42 basis points to 1.82 percent for the year ended December 31, 2019 from 1.40 percent for the year ended December 31, 2018.

Interest income on loans receivable increased by $16.2 million, or 16.5 percent, to $114.0 million for the year ended December 31, 2019 from $97.8 million for the year ended December 31, 2018. The increase was primarily attributable to an increase in the average balance of loans receivable of $245.3 million, or 11.9 percent, to $2.305 billion for the year ended December 31, 2019 from $2.060 billion for the year ended December 31, 2018, as well as an increase in the average yield on loans of 19 basis points to 4.94 percent for the year ended December 31, 2019 from 4.75 percent for the year ended December 31, 2018. While the Company achieved its objective to curtail loan growth in 2019, the average balance of loans receivable increased in 2019, primarily related to the high loan growth levels in 2018. Interest income on loans also included $2.0 million of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the year ended December 31, 2019, which added approximately eight basis points to the average yield on interest earning assets.

Interest income on securities decreased by $451,000 or 12.0 percent, to $3.3 million for the year ended December 31, 2019 from $3.8 million for the year ended December 31, 2018. This decrease was primarily due to a decrease in the average balance of securities of $26.8 million, or 18.8 percent, to $115.5 million for the year ended December 31, 2019 from $142.3 million for the year ended December 31, 2018, partly offset by an increase in the average yield on securities of 22 basis points to 2.86 percent for the year ended December 31, 2019 from 2.64 percent for the year ended December 31, 2018. The decrease in the average balance of securities related to normal repayments and sales of securities, while the increase in the average yield on securities related to the mix of investments in the portfolio.

Interest income on other interest-earning assets increased by $2.8 million, or 78.7 percent to $6.3 million for the year ended December 31, 2019 from $3.5 million for the year ended December 31, 2018. This increase was primarily due to an increase in the average balance of other interest earning assets of $128.2 million, or 89.7 percent, to $271.1 million for the year ended December 31, 2019 from $142.9 million for the year ended December 31, 2018, partly offset by a decrease in the average yield on other interest-earning assets of 14 basis points to 2.31 percent for the year ended December 31, 2019 from 2.45 percent for the year ended December 31, 2018. The increase in the average balance of other interest-earning assets related to the curtailment of loan growth in 2019, high levels of loan prepayments, an increase in deposits, and the Company’s strategy of maintaining strong levels of liquidity. The decrease in the average yield on other interest-earning assets correlated to the decreases in the fed funds rate that have occurred over the last 12 months.

Total interest expense increased by $13.5 million, or 49.4 percent, to $41.0 million for the year ended December 31, 2019 from $27.5 million for the year ended December 31, 2018. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $292.4 million, or 14.9 percent, to $2.251 billion for the year ended December 31, 2019 from $1.958 billion for the year ended December 31, 2018, as well as an increase in the average rate on interest-bearing liabilities of 42 basis points to 1.82 percent for the year ended December 31, 2019 from 1.40 percent for the year ended December 31, 2018. The increase in the average balance of interest-bearing liabilities primarily resulted from increased deposits, including those from new branches opened over the last few years. The increase in the cost of funds primarily related to higher rates offered on our deposits resulting from market competition.

Total deposit interest expense increased by $11.9 million, or 56.3 percent, to $33.1 million for the year ended December 31, 2019 from $21.2 million for the year ended December 31, 2018. This increase resulted primarily from an increase in the average balance of deposits of $260.1 million, or 15.3 percent, to $1.956 billion for the year ended December 31, 2019 from $1.696 billion for the year ended December 31, 2018, as well as an increase in the average rate on deposits of 44 basis points to 1.69 percent for the year ended December 31, 2019 from 1.25 percent for the year ended December 31, 2018. The increase in the average balance of deposits primarily resulted from new branches opened over the last few years. The increase in the cost of funds primarily related to higher market interest rates through mid-2019 and from market competition.

Total borrowing interest expense increased by $1.6 million, or 26.0 percent, to $7.9 million for the year ended December 31, 2019 from $6.3 million for the year ended December 31, 2018. This increase resulted primarily from an increase in the average balance of borrowings of $32.3 million, or 12.3 percent, to $294.6 million for the year ended December 31, 2019 from $262.3 million for the year ended December 31, 2018, as well as an increase in the average rate on borrowings of 29 basis points to 2.68 percent for the year ended December 31, 2019 from 2.39 percent for the year ended December 31, 2018. The increase in the average balance of borrowings primarily resulted from the issuance of $33.5 million of subordinated debentures in July 2018, which also resulted in higher cost of funds as these debentures were issued at a fixed annual rate of 5.625%.

Net interest margin was 3.07 percent for the year ended December 31, 2019 and 3.31 percent for the year ended December 31, 2018. The decrease in the net interest margin was the result of a competitive interest rate environment, with the increase in the cost of funds outpacing the return on interest earning assets for the short term.

The provision for loan losses decreased by $3.1 million, to $2.1 million for the year ended December 31, 2019 from $5.2 million for the year ended December 31, 2018, primarily due to the reduction in net loans receivable for the year ended December 31, 2019. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the year ended December 31, 2019, the Company experienced $694,000 in net charge-offs compared to $146,000 in net charge-offs for the year ended December 31, 2018. The Bank had non-accrual loans totaling $4.2 million, or 0.19 percent, of gross loans at December 31, 2019 as compared to $7.2 million, or 0.31 percent, of gross loans at December 31, 2018. The allowance for loan losses was $23.7 million, or 1.08 percent of gross loans at December 31, 2019, and $22.4 million, or 0.97 percent of gross loans at December 31, 2018. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at December 31, 2019 and December 31, 2018.

Total non-interest income decreased by $2.6 million, or 32.3 percent, to $5.4 million for the year ended December 31, 2019 from $8.0 million for the year ended December 31, 2018. The decrease in total non-interest income was mainly related to a decrease in other non-interest income of $2.2 million to $249,000 for the year ended December 31, 2019 from $2.5 million for the year ended December 31, 2018, which was mainly attributed to $2.0 million received from a legal settlement in the first quarter of 2018. The decrease in total non-interest income also included decreases of $1.3 million in gains on sales of loans, and a decrease of $426,000 in fees and service charges, both related to lower levels of sales of loans. The decrease in total non-interest income was partly offset by increases of $823,000 in unrealized gains on equity securities, $262,000 in gains on sales of investment securities, $147,000 in gains on sales of other real estate owned properties, as well as an increase of $131,000 in gains on sales of impaired loans.

Total non-interest expense decreased by $683,000, or 1.2 percent, to $55.6 million for the year ended December 31, 2019 from $56.3 million for the year ended December 31, 2018.

Merger-related expenses decreased $2.4 million, which was incurred for the IAB transaction during the year ended December 31, 2018 with no comparable figure for the year ended December 31, 2019.

Regulatory fees associated with FDIC assessments decreased by $521,000, or 36.3 percent, to $914,000 for the year ended December 31, 2019 from $1.4 million for the year ended December 31, 2018. The decrease was primarily due to a decrease in the assessment rate and a credit of $548,000 that related to the receipt of an FDIC Small Bank Assessment Credit, which came as a result of the FDIC exceeding its stated Deposit Fund Reserve Ratio, partly offset by an increase in the assessment base.

Fees associated with other real estate owned properties, net decreased by $201,000, or 73.9 percent, to $71,000 for the year ended December 31, 2019 from $272,000 for the year ended December 31, 2018.

Occupancy expense increased by $1.1 million or 11.3 percent, to $10.7 million for the year ended December 31, 2019 from $9.6 million for the year ended December 31, 2018, largely related to the opening of two de novo branches during the year, as well as a relocation of one of our existing branches.

Salaries and benefits expense increased by $866,000, or 3.1 percent, to $28.5 million for the year ended December 31, 2019 from $27.6 million for the year ended December 31, 2018, primarily related to normal compensation increases.

Director fees increased by $629,000, or 83.6 percent, to $1.4 million for the year ended December 31, 2019 from $752,000 for the year ended December 31, 2018, primarily related to the awarding of stock options and restricted stock under the 2018 Equity Incentive Plan during the second quarter of 2019 and the end of the fourth quarter of 2018.

There were also less significant variances in professional fee expense, other expenses, data processing expense, and advertising expense, which netted to a decrease in expenses of $129,000 from the prior year. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses.

The income tax provision increased by $1.8 million, or 24.4 percent, to $9.3 million for the year ended December 31, 2019 from $7.5 million for the year ended December 31, 2018. The increase in the income tax provision was a result of higher taxable income for the year ended December 31, 2019 as compared to that same period for 2018. The consolidated effective tax rate for the year ended December 31, 2019 was 30.7 percent compared to 30.9 percent for the year ended December 31, 2018.

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

At December 31, 2019 and December 31, 2018, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $282.6 million at December 31, 2019 as compared to $282.4 million at December 31, 2018.

At December 31, 2019, the Company had the ability to obtain additional funding from the FHLB of $218.6 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $879.9 million at December 31, 2019. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

At December 31, 2019 and December 31, 2018, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized”.

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

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments at December 31, 2019.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years
	(In Thousands)
Benefit Plans	$385	$290	$63	$32	$0
Borrowed money	282,610	50,000	135,800	60,000	36,810
Lease obligations (discounted)	13,380	2,590	4,713	2,736	3,341
Certificates of deposit	1,129,952	879,867	227,295	21,582	1,208
Core Processing System	9,582	2,533	4,947	2,102	0
Total	$1,435,909	$935,280	$372,818	$86,452	$41,359

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

Quantitative Analysis.  The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2019. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2019. The following sets forth the Company’s NPV as of December 31, 2019.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+300bp	$220,051	$(49,684)	(18.42)%	8.01%	(123)	bps
+200bp	237,862	(31,873)	(11.82)	8.48	(76)	bps
+100bp	255,770	(13,965)	(5.18)	8.94	(30)	bps
PAR	269,735	-	-	9.24	-	bps
-100bp	282,243	12,508	4.64	9.46	22	bps

_________

bp-basis points

The table above indicates that at December 31, 2019, in the event of a 100-basis point increase in interest rates, we would experience a 5.18% decrease in NPV, as compared to a 12.70% decrease at December 31, 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BCB Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2020 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BCB Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BCB Bancorp Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 11, 2020 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 11, 2020

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2019	2018
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$24,985	$18,970
Interest-earning deposits	525,368	176,294
Total cash and cash equivalents	550,353	195,264

Interest-earning time deposits	735	735
Debt securities available for sale	91,613	119,335
Equity investments	2,500	7,672
Loans held for sale	917	1,153
Loans receivable, net of allowance for loan losses of $23,734 and
$22,359, respectively	2,178,407	2,278,492
Federal Home Loan Bank of New York stock, at cost	13,821	13,405
Premises and equipment, net	19,920	20,293
Accrued interest receivable	8,318	8,378
Other real estate owned	1,623	1,333
Deferred income taxes	11,180	13,601
Goodwill and other intangibles	5,552	5,604
Operating lease right-of-use assets	13,246	-
Other assets	9,283	9,466
Total Assets	$2,907,468	$2,674,731

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$271,702	$263,960
Interest bearing deposits	2,090,361	1,916,764
Total deposits	2,362,063	2,180,724
FHLB Advances	245,800	245,800
Subordinated debentures	36,810	36,577
Operating lease liability	13,380	-
Other liabilities	9,942	11,415
Total Liabilities	2,667,995	2,474,516

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 8,340 shares of series C 6%, series D 4.5%, Series G 6% (liquidation value $10,000 per share) and Series F 6% (liquidation value $1,000 per share), noncumulative perpetual convertible preferred stock at December 31, 2019 and 7,807 shares of series C 6% and series D 4.5% (liquidation value $10,000 per share) and Series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at December 31, 2018	-	-
Additional paid-in capital preferred stock	25,016	19,706
Common stock: no par value; 40,000,000 shares authorized, issued 19,484,046 and 18,352,748 at December 31, 2019 and December 31, 2018 respectively, outstanding 17,516,828 shares and 15,889,306 shares, at December 31, 2019 and December 31, 2018 respectively	-	-
Additional paid-in capital common stock	190,294	175,500
Retained earnings	48,429	38,405
Accumulated other comprehensive (loss)	(2,218)	(5,076)
Treasury stock, at cost, 1,967,218 and 2,463,442 shares at December 31, 2019 and December 31, 2018 respectively	(22,048)	(28,320)
Total Stockholders' Equity	239,473	200,215

Total Liabilities and Stockholders' Equity	$2,907,468	$2,674,731

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018
	(In Thousands, Except for Per Share Data)
Interest and dividend income:
Loans, including fees	$113,981	$97,831
Mortgage-backed securities	2,743	3,154
Other investment securities	567	607
FHLB stock dividends and other interest earning assets	6,264	3,505
Total interest and dividend income	123,555	105,097
Interest expense:
Deposits:
Demand	7,247	4,314
Savings and club	428	444
Certificates of deposit	25,394	16,400
	33,069	21,158
Borrowings	7,882	6,258
Total interest expense	40,951	27,416
Net interest income	82,604	77,681
Provision for loan losses	2,069	5,130
Net interest income, after provision for loan losses	80,535	72,551
Non-interest income:
Fees and service charges	3,359	3,785
Gain on sales of loans	1,036	2,333
Gain (loss) on bulk sale of impaired loans held in portfolio	107	(24)
Gain on sales of other real estate owned	177	30
Gain on sale of investment securities	262	-
Unrealized gain (loss) on equity investments	201	(622)
Other	249	2,458
Total non-interest income	5,391	7,960
Non-interest expense:
Salaries and employee benefits	28,456	27,590
Occupancy and equipment	10,660	9,579
Data processing service fees	3,187	3,375
Professional fees	2,033	1,937
Director fees	1,381	752
Regulatory assessments	914	1,435
Advertising and promotional	334	422
Other real estate owned, net	71	272
Merger related expenses	-	2,408
Other	8,547	8,496
Total non-interest expense	55,583	56,266
Income before income tax provision	30,343	24,245
Income tax provision	9,309	7,482
Net Income	$21,034	$16,763
Preferred stock dividends	1,346	953
Net Income available to common stockholders	$19,688	$15,810
Net Income per common share-basic and diluted
Basic	$1.20	$1.02
Diluted	$1.20	$1.01
Weighted average number of common shares outstanding
Basic	16,367	15,567
Diluted	16,423	15,661

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018
	(In Thousands)
Net Income	$21,034	$16,763
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	3,254	(1,643)
Income tax (expense) benefit	(803)	329
Other comprehensive income (loss) on available-for-sale securities	2,451	(1,314)
Benefit Plans:
Actuarial gain (loss)	591	(702)
Income tax (expense) benefit	(184)	208
Other comprehensive income (loss) on benefit plans	407	(494)
Total other comprehensive income (loss)	2,858	(1,808)
Comprehensive income	$23,892	$14,955

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In Thousands, Except Per Share Data)
Balance at December 31, 2017	$-	$-	$177,471	$31,241	$(29,116)	$(3,142)	$176,454

Net income	-	-	-	16,763	-	-	16,763
Other comprehensive loss	-	-	-	-	-	(1,808)	(1,808)
Acquisition of IA Bancorp	-	-	17,405	-	-	-	17,405
Exercise of Stock Options (15,400 shares)	-	-	38	-	-	-	38
Stock-based compensation expense	-	-	251	-	-	-	251
Dividends payable on Series C 6%, Series D
4.5%, and Series F 6% noncumulative perpetual preferred stock	-	-	-	(953)	-	-	(953)
Cash dividends on common stock ($0.56 per share)	-	-	-	(8,402)	-	-	(8,402)
Dividend Reinvestment Plan	-	-	332	(332)	-	-	-
Stock Purchase Plan	-	-	467	-	-	-	467
Treasury stock allocated to restricted stock plan (67,321 shares)			(758)	(38)	796	-	-
Adoption of ASU 2016-01	-	-	-	126	-	(126)	-
Balance at December 31, 2018	$-	$-	$195,206	$38,405	$(28,320)	$(5,076)	$200,215

Net income	-	-	-	21,034	-	-	21,034
Other comprehensive income	-	-	-	-	-	2,858	2,858
Issuance of Common Stock	-	-	18,739	-	-	-	18,739
Issuance of Series G Preferred Stock	-	-	5,310	-	-	-	5,310
Exercise of Stock Options (1,500 shares)	-	-	16	-	-	-	16
Stock-based compensation expense	-	-	987	-	-	-	987
Dividends payable on Series C 6%, Series D
4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(1,346)	-	-	(1,346)
Cash dividends on common stock ($0.56 per share)	-	-	-	(8,714)	-	-	(8,714)
Dividend Reinvestment Plan	-	-	385	(385)	-	-	-
Stock Purchase Plan	-	-	374	-	-	-	374
Treasury stock utilized in Common Stock issuance (496,224 shares)			(5,707)	(565)	6,272	-	-
Ending balance at December 31, 2019	$-	$-	$215,310	$48,429	$(22,048)	$(2,218)	$239,473

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows from Operating Activities :	(In Thousands)
Net income	$21,034	$16,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,886	2,766
Amortization and accretion, net	(3,038)	(2,941)
Provision for loan losses	2,069	5,130
Deferred income tax expense (benefit)	1,280	(2,075)
Loans originated for sale	(21,950)	(22,615)
Proceeds from sale of loans	23,222	45,276
Gain on sales of loans originated for sale	(1,036)	(2,333)
Fair value adjustment of other real estate owned	-	101
Gain on sales of securities	(262)	-
Unrealized (gain) loss on equity investments	(201)	622
Gain from sales of other real estate owned	(177)	(30)
(Gain) loss on bulk sale of impaired loans held in portfolio	(107)	24
Stock-based compensation expense	987	251
Decrease (increase) in accrued interest receivable	60	(1,765)
Decrease in other assets	183	1,275
Increase in accrued interest payable	147	1,770
(Decrease) in other liabilities	(830)	(2,191)
Net Cash Provided by Operating Activities	24,267	40,028
Cash flows from Investing Activities:
Proceeds from repayments, calls and maturities on securities	22,522	23,285
Purchases of securities	(1,153)	(16,370)
Sale of interest-earning time deposits	-	245
Proceeds from sales of securities	14,996	-
Proceeds from sales of other real estate owned	2,417	1,156
Proceeds from bulk sale of impaired loans held in portfolio	402	250
Net decrease (increase) in loans receivable	98,849	(476,219)
Additions to premises and equipment	(2,513)	(1,567)
Purchase of Federal Home Loan Bank of New York stock	(416)	(2,031)
Cash acquired in acquisition	-	7,597
Cash paid in acquisition	-	(2,550)
Net Cash Provided (Used In) Investing Activities	135,104	(466,204)
Cash flows from Financing Activities:
Net increase in deposits	181,339	432,918
Proceeds from Federal Home Loan Bank of New York Advances	50,000	175,800
Repayments of Federal Home Loan Bank of New York Advances	(50,000)	(135,000)
Cash dividends paid on common stock	(8,714)	(8,402)
Cash dividends paid on preferred stock	(1,346)	(953)
Net proceeds from issuance of common stock	19,113	467
Net proceeds from issuance of preferred stock	5,310	-
Net proceeds from issuance of subordinated debt	-	32,337
Exercise of stock options	16	38
Net Cash Provided by Financing Activities	195,718	497,205
Net Increase in Cash and Cash Equivalents	355,089	71,029
Cash and Cash Equivalents-Beginning	195,264	124,235
Cash and Cash Equivalents-Ending	$550,353	$195,264

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$10,092	$9,163
Interest	$40,804	$25,645
Acquisition of IA Bancorp
Fair value for non-cash assets other than goodwill acquired in purchase transaction	(219)	216,318
Fair value for liabilities assumed in purchase transaction	(198)	201,595
Goodwill related to acquisition	20	5,232
Common stock issued	-	9,952
Non-cash items:
Transfer of loans to other real estate owned	$2,530	$1,700

See accompanying notes to consolidated financial statements.

Note 1 - Organization and Stock Offerings

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the NASDAQ Global Market and trades under the symbol “BCBP”.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey commercial bank which, as of December 31, 2019, operated at thirty locations in Bayonne, Carteret, Colonia, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lodi, Lyndhurst, Maplewood, Monroe Township, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. Pamrapo Service Corporation was organized in 1975 under New Jersey law to engage in the purchase and sale of real estate. The Pamrapo Service Corporation has been inactive since May 2010. BCB New York Management, Inc. (the “New York Management Company”) was organized in October 2012 under New York law as a New York investment company primarily to hold various loan products, investment and mortgage-backed securities. New York Management Company has been inactive since 2012, and was dissolved on December 16, 2019. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC, both of which were inactive at December 31, 2019.

On December 30, 2019, the Company entered into a Stock Purchase Agreement with MFP Partners, L.P. (“MFP”), pursuant to which the Company sold 1,020,408 shares of the Company’s common stock, no par value per share, at a purchase price of $12.25 per share to MFP for gross proceeds of approximately $12.5 million. The shares were registered under the Act, as amended, pursuant to the Company’s shelf registration statement on Form S-3.

On February 25, 2019, the Company closed a private placement offering of 496,224 shares of its common stock, of which directors and officers of the Company purchased 286,244 shares. The Offering resulted in gross proceeds of $6.3 million to the Company. There were no underwriting discounts or commissions. The Offering price was $12.64 per share, which was the closing price for the Company’s common stock on the Nasdaq Global Market on February 22, 2019, the trading day prior to the closing of the Offering. Directors and officers paid the same price as other investors. The Company relied on the exemption from registration provided under Rule 506 of Regulation D promulgated under the Act. The Offering was made only to accredited investors as that term is defined in Rule 501(a) of Regulation D under the Act.

On January 30, 2019, the Company closed a private placement of Series G Noncumulative Perpetual Preferred Stock, resulting in the issuance of 533 shares of Series G 6% Noncumulative Perpetual Preferred Stock for gross proceeds of $5.3 million. The shares issued are callable by the Company after January 1, 2022, at $10,000 per share (liquidation preference value). There is no ability to convert the preferred shares to common shares. Dividends on the preferred shares, if and when declared, will be paid quarterly in arrears.

On April 17, 2018, the Company completed its acquisition of IA Bancorp, Inc. (“IAB”) and its wholly-owned subsidiary, Indus-American Bank, of Edison, New Jersey. IAB shareholders received 0.189 shares of the Company’s common stock for each share of IAB common stock they owned as of the effective date of the acquisition. In addition, the Company issued two series of preferred stock, Series E and F, in exchange for two outstanding series, Series C and D, respectively, of IAB preferred stock. The two series of Company preferred shares have terms substantially similar to the terms of the two series of IAB preferred stock. On May 16, 2018, all Series E preferred shares were converted to common shares, at the request of the shareholder. The aggregate consideration paid to IAB shareholders was $20.0 million.

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements which include the accounts of the Company and its wholly-owned subsidiaries, the Bank, the New Jersey Investment Company, and Pamrapo Service Corporation, Special Asset REO 1, LLC, and Special Asset REO 2, LLC have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the years then ended. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the identification of other-than-temporary impairment of securities, and the determination as to whether deferred tax assets are realizable. Management believes that the allowance for loan losses is adequate; no securities in unrealized loss positions are other-than-temporarily impaired; and net deferred tax assets have been reduced to an amount which is more-likely-than-not realizable. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Management’s assessment regarding impairment of securities is based on future projections of cash flow which are subject to change. The realizability of deferred tax assets is partially based on projections of future taxable income, which is subject to change.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2019 and the date these consolidated financial statements were issued.

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

Purchase Credit-Impaired (“PCI”) loans are loans acquired at a discount, due in part to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are initially recorded at fair value. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

Allowance for Loan Losses

The allowance for loan losses is increased through provisions charged to operations and by recoveries, if any, on previously charged-off loans and reduced by charge-offs on loans which are determined to be a loss in accordance with Bank policy.

The allowance for loan losses is maintained at a level considered adequate to absorb loan losses. Management, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Bank utilizes a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potentially impaired loans. Such a system takes into consideration, but is not limited to, delinquency status, size of loans, types and value of collateral, and financial condition of the borrowers. Specific loan loss allowances are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, and management’s judgment.

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

When a loan is classified as nonaccrual, interest accruals discontinue and generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal under the cost recovery method until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income.

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

Federal Home Loan Bank (“FHLB”) of New York Stock

Federal law requires a member institution of the FHLB system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. Such stock is carried at cost. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock.

No impairment charges were recorded related to the FHLB of New York stock during 2019 or 2018.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2019, the Bank owned two properties totaling $1.6 million. At December 31, 2018, the Bank owned four properties totaling $1.3 million.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes (continued)

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. The Company did not recognize any interest and penalties for the years ended December 31, 2019 or 2018. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2018, 2017, and 2016. The tax years subject to examination by the State taxing authority are the years ended December 31, 2018, 2017,  and 2016. In February 2020, the Company received a notice that it has been selected for audit by the State of New York for the years ended December 31, 2016 and 2017.

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the years ended December 31, 2019 and 2018, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the years ended December 31, 2019 and 2018, the weighted average number of outstanding options and convertible preferred shares considered to be anti-dilutive was 28,861 and 11,788.

	For the Year Ended December 31,
	2019			2018
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)
Net income	$21,034			$16,763
Basic earnings per share-
Income available to
Common stockholders	$19,688	16,367	$1.20	$15,810	15,567	$1.02
Effect of dilutive securities:
Stock options		56			94
Diluted earnings per share-
Income available to
Common stockholders	$19,688	16,423	$1.20	$15,810	15,661	$1.01

Stock-Based Compensation Plans

The Company, under plans approved by its stockholders in 2018 and 2011, has granted stock options to employees and outside directors. See note 12 for additional information as to option grants. Compensation expense recognized for option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to options granted are estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of our stock and other factors, such as implied market volatility using the respective options’ expected term. The Company used the mid-point of the original vesting period and original option life to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of option awards, which have graded vesting, on a straight-line basis.

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

Reclassification

Certain amounts as of and for the year ended December 31, 2018 have been reclassified to conform to the current year’s presentation. These changes had no effect on the Company’s consolidated results of operations or financial position.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will supersede the current lease requirements in Topic 840. The ASU requires lessees to recognize a right of use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases are now classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of income. Previously, leases were classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease related expenses in the statements of operations and cash flows is generally consistent with the previous guidance. The new guidance became effective for the Company on January 1, 2019, and the standard was applied using a modified retrospective transition method to the beginning of the earliest period presented. The Company recorded a right-of-use asset and lease liability of $13.2 million and $13.4 million, respectively as of December 31, 2019 as due to the adoption of the provisions of this update. The right-of-use asset and lease liability is included in other assets and other liabilities, respectively, on the Company’s consolidated statement of condition. The adoptions of this standard did not have a significant impact to the Company’s consolidated statements of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ASU 2016-13, and related guidance, requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements. The amendments are effective for the Company in 2023. The Company has begun evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations. The effect of this change cannot be ascertained at this point, and will depend upon factors including asset components, asset quality and market conditions at the adoption date. The Company has created a Current Expected Credit Loss (“CECL”) task group comprised of members of its finance, credit administration, lending, internal audit, loan operations, compliance, and information systems units. The CECL task group has become familiar with the provisions of ASU 2016-13 and is in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating qualitative factors and economic to develop appropriate forecasts for integration into the model. The Company is currently evaluating the effect this guidance may have on its operating results and/or financial position, including assessing any potential impact on its capital.

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification ASC 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). This ASU’s objective is to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company early adopted the pronouncement in 2019 and there was no goodwill impairment.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and to apply the guidance therein except for specific guidance on inputs to an option pricing model and the attribution of cost; i.e., the period of time over which share-based payment awards vest and the pattern of cost recognition over that period. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods and services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted if the entity has already adopted Topic 606. Upon adoption, an entity should remeasure liability-classified awards that have not been settled at date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the first day of the fiscal year of adoption. Upon transition, an entity should measure these nonemployee awards at fair value as of the adoption date but must not remeasure assets that are completed. The Company currently applies the guidance of Topic 718 to its accounting for share-based payment awards to its Board of Directors, and, therefore, ASU 2018-07 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

On May 1, 2006, the Bank renegotiated the lease to a twenty-five-year term. The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the Consolidated Statements of Operations for 2019 and 2018, within occupancy expense. The rent is to be adjusted every five years thereafter at the fair market rental value at the end of each preceding five-year period. The Bank expects to pay New Bay $165,000 for the year 2020.

The Bank leased a property in Woodbridge, New Jersey from ACB Development LLC, a portion of which was owned by one Director of the Bank and the Company. As of December 31, 2019, the Bank no longer leases this location. The Bank paid $45,014 and $180,867 in rent in the years 2019 and 2018,  respectively, which is reflected in the Consolidated Statement of Operations within occupancy expense.

On March 6, 2014, the Bank entered into a ten-year lease of property in Rutherford, New Jersey with 190 Park Avenue, LLC, which is owned by two Directors of the Bank and the Company. The rent is $6,944 per month and lease payments of $93,683 and $91,122 were made in years 2019 and 2018, which is reflected in the Consolidated Statement of Operations within occupancy expense. The Bank expects to pay $84,985 for the year 2020.

On May 12, 2016, the Bank entered into a five-year lease of property in Lyndhurst, New Jersey with 734 Ridge Realty, LLC, which is owned by two Directors of the Bank and the Company. The rent is $7,350 per month and lease payments of $88,200 and $88,200 were made in years 2019 and 2018, which is reflected in the Consolidated Statement of Operations within occupancy expense. The Bank expects to pay $88,200 for the year 2020.

On August 3, 2018, the Bank entered in to a ten-year lease of property in River Edge, New Jersey with 876 Kinderkamack, LLC, which is owned by a majority of the directors of the Bank and the Company. The rent is $8,000 per month, which is reflected in the Consolidated Statements of Operations within occupancy expense. The Bank expects to pay $96,000 for the year 2020.

Note 4- Securities

Equity Securities

Equity securities are reported at fair value on the Company’s Consolidated Statements of Financial Condition. The Company’s portfolio of equity securities had an estimated fair value of $2.5 million and $7.7 million as of December 31, 2019 and December 31, 2018, respectively. Realized gains and losses from sales of equity securities and, beginning January 1, 2018, the change in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Operations. The Company adopted FASB ASU 2016-01 on January 1, 2018 resulting in the cumulative-effect adjustment of $126,000 reflected in the consolidated statement of stockholders’ equity. The update requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income rather than other comprehensive income (loss).

The following table presents the disaggregated net losses on equity securities reported in the Consolidated Statements of Income (In Thousands):

	For the Twelve Months Ended December 31, 2019	For the Twelve Months Ended December 31, 2018
Unrealized gains (losses) on equity securities recognized during the period	$222	$(622)
Net losses recognized during the period on equity securities sold	(21)	-
Net gains (losses) recognized during the period on equity securities	$201	$(622)

Debt Securities Available for Sale

The following table sets forth information regarding the amortized cost, estimated fair values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2019 by final contractual maturity. The following table does not take into consideration the effects of scheduled repayments, the effects of possible prepayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,431	$8	$72	$3,367
More than five to ten years	1,566	33	-	1,599
More than ten years	87,269	574	1,196	86,647
	$92,266	$615	$1,268	$91,613

Note 4- Securities (continued)

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities
More than one to five years	$5,613	$10	$124	$5,499
More than five to ten years	3,246	2	1	3,247
More than ten years	110,710	52	3,868	106,894

Municipal obligations:
Within one year	495	-	-	495
More than one to five years	917	10	-	927
More than five to ten years	1,225	13	1	1,237
More than ten years	1,036	-	-	1,036
	$123,242	$87	$3,994	$119,335

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2019
Residential mortgage-backed securities	$13,073	$656	$23,212	$612	$36,285	$1,268
	$13,073	$656	$23,212	$612	$36,285	$1,268

December 31, 2018
Residential mortgage-backed securities	$39,289	$879	$62,860	$3,114	$102,149	$3,993
Municipal obligations	1,879	1	-	-	1,879	1
	$41,168	$880	$62,860	$3,114	$104,028	$3,994

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At December 31, 2019 and 2018, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities and municipal obligations relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at December 31, 2019 and 2018 to be temporary.

Note 5 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at December 31, 2019 and December 31, 2018 by segment and class:

	December 31, 2019	December 31, 2018
	(In Thousands)
Originated loans:
Residential one-to-four family	$248,381	$258,085
Commercial and multi-family	1,606,976	1,697,837
Construction	104,996	107,783
Commercial business(1)	177,642	165,193
Home equity(2)	64,638	72,895
Consumer	682	809
Total Loans	2,203,315	2,302,602
Less:
Deferred loan fees, net	(1,174)	(1,751)
Allowance for loan losses	(23,734)	(22,359)
	(24,908)	(24,110)
Total Loans, net	$2,178,407	$2,278,492

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The Company occasionally transfers a portion of its originated commercial loans to participating lending partners. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated Statements of Financial Condition. The Company and its lending partners share proportionally in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans, collects cash payments from the borrowers, remits payments (net of servicing fees), and disburses required escrow funds to relevant parties.

At December 31, 2019 and 2018, loans serviced by the Bank for the benefit of others totaled approximately $274.9 million and $302.4 million, respectively.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Purchased Credit Impaired Loans

The carrying value of loans acquired in the IAB acquisition and accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was $3.8 million at December 31, 2019. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non- accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the loans over the remaining life, while decreases in expected cash flows are recognized as impairments through a loss provision and an increase in the allowance for loan losses. Valuation allowances (recognized in the allowance for loan losses) on these impaired loans reflect only losses incurred after the acquisition (representing all cash flows that were expected at acquisition but currently are not expected to be received).

The following table presents the unpaid principal balance and the related recorded investment of all acquired loans included in the Company’s Consolidated Statements of Financial Condition. (In Thousands):

	December 31,	December 31,
	2019	2018

Unpaid principal balance	$226,333	$301,357
Recorded investment	192,826	250,486

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality for which the Company applies the provisions of ASC 310-30 (In Thousands):

	Years Ended December 31,
	2019	2018

Balance, Beginning of Period	$2,704	$2,230
Additions from acquisition of IAB	-	1,338
Accretion recorded to interest income	(1,023)	(864)
Balance, End of Period	$1,681	$2,704

There were no transfers from non-accretable differences for the periods stated above.

The Bank grants loans to its officers and directors and to their associates. The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2019	2018
	(In Thousands)
Balance – beginning	$34,394	$21,101
Loans originated	250	14,773
Collections of principal	(873)	(595)
Change in related party status	-	(885)
Balance - ending	$33,771	$34,394

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

Home equity lending entails certain risks such as interest rate risk and risk of non-repayment. The marketability of the underlying property may be adversely affected by higher interest rates, decreasing the collateral value securing the loan. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower. Home equity line of credit lending entails securing an equity interest in the borrower’s home. In many cases, the Bank’s position in these loans is as a junior lien holder to another institution’s superior lien. This type of lending is often priced on an adjustable rate basis with the rate set at or above a predefined index. Adjustable-rate loans decrease the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.

Other consumer loans generally have more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally have shorter terms and higher interest rates than other lending. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

An unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables set forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2019 and recorded investment in loans receivable at December 31, 2019. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Originated Loans	$2,374	$14,000	$1,003	$3,869	$313	$2	$189	$21,750
Acquired loans initially recorded at fair value	335	-	-	-	-	-	-	335
Acquired loans with deteriorated credit	39	168	-	64	3	-	-	274
Beginning Balance, January 1, 2019	2,748	14,168	1,003	3,933	316	2	189	22,359
Charge-offs:
Originated Loans	1	111	-	145	-	-	-	257
Acquired loans initially recorded at fair value	65	118	-	303	-	-	-	486
Sub-total	66	229	-	448	-	-	-	743
Recoveries:
Originated Loans	-	-	-	15	-	-	-	15
Acquired loans initially recorded at fair value	3	10	-	5	16	-	-	34
Sub-total	3	10	-	20	16	-	-	49
Provisions:
Originated Loans	49	1,346	241	(794)	17	(2)	84	941
Acquired loans initially recorded at fair value	(12)	166	-	1,101	(16)	-	-	1,239
Acquired loans with deteriorated credit	-	(89)	-	(22)	-	-	-	(111)
Sub-total	37	1,423	241	285	1	(2)	84	2,069
Totals:
Originated Loans	2,422	15,235	1,244	2,945	330	-	273	22,449
Acquired loans initially recorded at fair value	261	58	-	803	-	-	-	1,122
Acquired loans with deteriorated credit	39	79	-	42	3	-	-	163
Ending Balance, December 31, 2019	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734
Ending Balance attributable to loans:
Individually evaluated for impairment	380	342	-	2,518	24	-	-	3,264
Collectively evaluated for impairment	2,342	15,030	1,244	1,272	309	-	273	20,470
Totals:	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734
Loans Receivables:
Ending Balance Originated Loans	212,020	1,485,286	104,996	157,413	50,100	674	-	2,010,489
Ending Balance Acquired Loans initially recorded at fair value	35,010	118,577	-	19,319	14,302	8	-	187,216
Ending Balance Acquired loans with deteriorated credit	1,351	3,113	-	910	236	-	-	5,610
Total Gross Loans	$248,381	$1,606,976	$104,996	$177,642	$64,638	$682	-	$2,203,315
Ending Balance: Loans individually evaluated
for impairment:
Ending Balance Originated Loans	2,983	4,469	-	2,511	963	-	-	10,926
Ending Balance Acquired Loans initially recorded at fair value	4,121	5,649	-	560	288	-	-	10,618
Ending Balance Acquired loans with deteriorated credit	1,351	3,113	-	867	37	-	-	5,368
Ending Balance Loans individually evaluated
for impairment	$8,455	$13,231	$-	$3,938	$1,288	$-	$-	$26,912
Ending Balance: Loans collectively evaluated
for impairment:							-
Ending Balance Originated Loans	209,037	1,480,817	104,996	154,902	49,137	674	-	1,999,563
Ending Balance Acquired Loans initially recorded at fair value	30,889	112,928	-	18,759	14,014	8	-	176,598
Ending Balance Acquired loans with deteriorated credit	-	-	-	43	199	-	-	242
Ending Balance Loans collectively evaluated
for impairment	$239,926	$1,593,745	$104,996	$173,704	$63,350	$682	$-	$2,176,403

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables set forth the activity in the Bank’s allowance for loan losses for the year ended December 31, 2018 and recorded investment in loans receivable at December 31, 2018. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

		Commercial &		Commercial	Home
	Residential	Multi-family	Construction	Business (1)	equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Originated Loans	$2,368	$11,656	$518	$2,018	$338	$6	$177	$17,081
Acquired loans initially recorded at fair value	242	-	-	-	-	-	-	242
Acquired loans with deteriorated credit	40	12	-	-	-	-	-	52
Beginning Balance, January 1, 2018	2,650	11,668	518	2,018	338	6	177	17,375
Charge-offs:
Originated Loans	302	-	-	15	9	42	-	368
Acquired loans initially recorded at fair value	72	-	-	-	6	-	-	78
Acquired loans with deteriorated credit	-	-	-	-	-	-	-	-
Sub-total	374	-	-	15	15	42	-	446
Recoveries:
Originated Loans	1	-	-	14	-	2	-	17
Acquired loans initially recorded at fair value	85	-	-	48	6	-	-	139
Acquired loans with deteriorated credit	-	-	-	143	1	-	-	144
Sub-total	86	-	-	205	7	2	-	300
Provisions:
Originated Loans	307	2,344	485	1,852	(16)	36	12	5,020
Acquired loans initially recorded at fair value	80	-	-	(48)	-	-	-	32
Acquired loans with deteriorated credit	(1)	156	-	(79)	2	-	-	78
Sub-total	386	2,500	485	1,725	(14)	36	12	5,130
Totals:
Originated Loans	2,374	14,000	1,003	3,869	313	2	189	21,750
Acquired loans initially recorded at fair value	335	-	-	-	-	-	-	335
Acquired loans with deteriorated credit	39	168	-	64	3	-	-	274
Ending Balance, December 31, 2018	$2,748	$14,168	$1,003	$3,933	$316	$2	$189	$22,359
Ending allowance balance attributable to loans:
Individually evaluated for impairment	770	480	-	905	26	-	-	2,181
Collectively evaluated for impairment	1,978	13,688	1,003	3,028	290	2	189	20,178
Totals:	$2,748	$14,168	$1,003	$3,933	$316	$2	$189	$22,359
Loans Receivables:
Ending Balance Originated Loans	213,200	1,540,766	106,187	136,966	54,271	726	-	2,052,116
Ending Balance Acquired Loans	43,495	150,239	1,596	27,373	18,376	83	-	241,162
Ending Balance Acquired loans with deteriorated credit	1,390	6,832	-	854	248	-	-	9,324
Total Gross Loans	$258,085	$1,697,837	$107,783	$165,193	$72,895	$809	$-	$2,302,602
Ending Balance: Loans individually evaluated for impairment:
Ending Balance Originated Loans	6,043	12,822	-	2,372	915	-	-	22,152
Ending Balance Acquired Loans initially recorded at fair value	6,139	4,881	-	53	306	-	-	11,379
Ending Balance Acquired loans with deteriorated credit	1,390	6,628	-	810	49	-	-	8,877
Ending Balance Loans individually evaluated
for impairment	$13,572	$24,331	$-	$3,235	$1,270	$-	$-	$42,408
Ending Balance: Loans collectively evaluated for impairment:
Ending Balance Originated Loans	207,157	1,527,944	106,187	134,594	53,356	726	-	2,029,964
Ending Balance Acquired Loans initially recorded at fair value	37,356	145,358	1,596	27,320	18,070	83	-	229,783
Ending Balance Acquired loans with deteriorated credit	-	204	-	44	199	-	-	447
Ending Balance Loans collectively evaluated
for impairment	$244,513	$1,673,506	$107,783	$161,958	$71,625	$809	$-	$2,260,194
__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5- Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at December 31, 2019 and 2018, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of December 31, 2019 and 2018, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan.

	As of December 31, 2019	As of December 31, 2018
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$590	$1,160
Commercial and multi-family	761	2,568
Commercial business(1)	1,428	356
Home equity(2)	347	277

Sub-total:	$3,126	$4,361

Acquired loans initially recorded at fair value:
Residential one-to-four family	$291	$2,165
Commercial and multi-family	217	605
Commercial business(1)	513	48
Home equity(2)	13	42

Sub-total:	$1,034	$2,860

Total	$4,160	$7,221

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2019 and 2018 would have been approximately $967,000 and $1.0 million, respectively. Interest income recognized on loans returned to accrual was approximately $1.1 million and $1.1 million,  respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2019 and 2018, there were $795,000 and $1.4 million, respectively, of loans which were more than ninety days past due and still accruing interest.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $3.5 million at December 31, 2019, and $7.0 million at December 31, 2018.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans for the years ended December 31, 2019 and December 31, 2018. (In Thousands):

	As of December 31, 2019			As of December 31, 2018
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:

Residential one-to-four family	$2,010	$2,098	$-	$2,623	$2,689	$-
Commercial and multi-family	4,469	4,527	-	12,711	13,308	-
Commercial business(1)	1,108	4,069	-	974	3,411	-
Home equity(2)	584	593	-	762	779	-

Sub-total:	$8,171	$11,287	$-	$17,070	$20,187	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:

Residential one-to-four family	$1,843	$1,950	$-	$3,123	$3,254	$-
Commercial and Multi-family	4,401	4,402	-	3,961	3,961	-
Commercial business(1)	183	589	-	53	53	-
Home equity(2)	205	206	-	222	222	-

Sub-total:	$6,632	$7,147	$-	$7,359	$7,490	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$827	$1,383	$-	$1,023	$1,579	$-
Commercial and Multi-family	3,113	4,166	-	6,628	7,957	-
Commercial business(1)	867	5,052	-	810	6,253	-
Home equity(2)	37	47	-	49	57	-

Sub-total:	$4,844	$10,648	$-	$8,510	$15,846	$-

Total Impaired Loans
with no related allowance recorded:	$19,647	$29,082	$-	$32,939	$43,523	$-

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans for the years ended December 31, 2019 and December 31, 2018. (In Thousands):

	As of December 31, 2019			As of December 31, 2018
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:

Residential one-to-four family	$973	$973	$48	$3,420	$3,420	$229
Commercial business(1)	1,403	3,037	1,029	1,398	1,549	905
Home equity(2)	379	382	20	153	153	21

Sub-total:	$2,755	$4,392	$1,097	$5,082	$5,275	$1,266

Acquired loans initially recorded
at fair value with an allowance
recorded:

Residential one-to-four family	$2,278	$2,293	$325	$3,016	$3,166	$532
Commercial and Multi-family	1,248	1,442	342	920	1,094	369
Commercial business(1)	377	1,489	1,489	-	-	-
Home equity(2)	83	83	4	84	84	5

Sub-total	$3,986	$5,307	$2,160	$4,020	$4,344	$906

Acquired loans with deteriorated
credit with an allowance
recorded:

Residential one-to-four family	$524	$571	$7	$367	$414	$9

Sub-total:	$524	$571	$7	$367	$414	$9

Total Impaired Loans
with an allowance recorded:	$7,265	$10,270	$3,264	$9,469	$10,033	$2,181

Total Impaired Loans
with no related allowance recorded:	$19,647	$29,082	$-	$32,939	$43,523	$-

Total Impaired Loans:	$26,912	$39,352	$3,264	$42,408	$53,556	$2,181

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with no related allowance recorded for the years ended December 31, 2019 and 2018. (In Thousands):

	Years Ended December 31,
	2019	2019	2018	2018

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with no related allowance recorded:

Residential one-to-four family	$2,473	$86	$2,089	$70
Commercial and multi-family	8,378	355	12,246	527
Commercial business(1)	1,130	167	926	168
Home equity(2)	633	24	873	26

Sub-total:	$12,614	$632	$16,134	$791

Acquired loans initially recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$2,022	$93	$3,363	$101
Commercial and Multi-family	4,023	225	3,810	221
Commercial business(1)	118	15	39	3
Home equity(2)	272	12	223	13
Consumer	-	-	11	1

Sub-total:	$6,435	$345	$7,446	$339

Acquired loans with deteriorated
credit with no related allowance
recorded:

Residential one-to-four family	$880	$58	$1,030	$64
Commercial and Multi-family	4,278	27	7,274	435
Construction	-	-	668	-
Commercial business(1)	854	2	663	98
Home equity(2)	41	-	125	18
Consumer	-	-	14	3

Sub-total:	$6,053	$87	$9,774	$618

Total Impaired Loans
with no related allowance recorded:	$25,102	$1,064	$33,354	$1,748

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans with an allowance recorded by portfolio class for the years ended December 31, 2019 and 2018. (In Thousands):

	Years Ended December 31,
	2019	2019	2018	2018

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:

Residential one-to-four family	$1,875	$78	$4,306	$154
Commercial and Multi-family	-	-	392	7
Commercial business(1)	844	73	1,249	83
Home equity(2)	267	6	155	6
Consumer	-	-	11	-

Sub-total:	$2,986	$157	$6,113	$250

Acquired loans initially recorded at fair value
with an allowance recorded:

Residential one-to-four family	$3,034	$110	$3,292	$97
Commercial and Multi-family	979	36	919	56
Commercial business(1)	283	-	62	-
Home equity(2)	84	5	85	6

Sub-total	$4,380	$151	$4,358	$159

Acquired loans with deteriorated credit
with an allowance recorded:

Residential one-to-four family	$486	$26	$369	$21
Commercial and Multi-family	472	-	-	-

Sub-total:	$958	$26	$369	$21

Total Impaired Loans
with an allowance recorded:	$8,324	$334	$10,840	$430

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

	At December 31, 2019	At December 31, 2018
	(In thousands)
Recorded investment in TDRs:
Accrual status	$17,030	$22,477
Non-accrual status	702	4,136
Total recorded investment in TDRs	$17,732	$26,613

The following tables summarize information with regard to troubled debt restructurings which occurred during the years ended December 31, 2019 and 2018 (Dollars in Thousands).

Year Ended December 31, 2019		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments

Residential one-to-four family	1	$181	$186
Commercial and multi-family	2	1,022	1,194
Commercial business	2	528	567
Home equity	1	99	130
Consumer	1	100	105
Total	7	$1,930	$2,182

		Pre-Modification Outstanding	Post-Modification Outstanding
Year Ended December 31, 2018	Number of Contracts	Recorded Investments	Recorded Investments

Residential one-to-four family	1	640	640
Commercial and Multi-family	1	643	778
Total	2	$1,283	$1,418

Troubled debt restructurings for which there was a payment default within twelve months of restructuring totaled $105,000 for one contract in 2019 and $640,000 for one contract during the year ended December 31, 2018.

The loans included above are considered TDRs as a result of the Company implementing the following concessions: adjusting the interest rate to a below market rate and/or accepting interest only for a period of time or a change in amortization period.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2019:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,087	$401	$-	$1,488	$210,532	$212,020	$-
Commercial and multi-family	1,290	940	616	2,846	1,482,440	1,485,286	-
Construction	-	-	-	-	104,996	104,996	-
Commercial business(1)	1,874	278	1,265	3,417	153,996	157,413	142
Home equity(2)	161	63	116	340	49,760	50,100	-
Consumer	-	-	-	-	674	674	-

Sub-total:	$4,412	$1,682	$1,997	$8,091	$2,002,398	$2,010,489	$142

Acquired loans initially recorded at fair value:
Residential one-to-four family	$265	$217	$330	$812	$34,198	35,010	$97
Commercial and multi-family	318	-	631	949	117,628	118,577	556
Construction	-	-	-	-	-	-	-
Commercial business(1)	300	-	513	813	18,506	19,319	-
Home equity(2)	190	75	-	265	14,037	14,302	-
Consumer	-	-	-	-	8	8	-

Sub-total:	$1,073	$292	$1,474	$2,839	$184,377	$187,216	$653

Acquired loans with deteriorated credit:
Residential one-to-four family	$-	$-	$-	$-	$1,351	$1,351	$-
Commercial and multi-family	-	-	2,500	2,500	613	3,113	-
Construction	-	-	-	-	-	-	-
Commercial business(1)	-	-	856	856	54	910	-
Home equity(2)	37	199	-	236	-	236	-
Consumer	-	-	-	-	-	-	-

Sub-total:	$37	$199	$3,356	$3,592	$2,018	$5,610	$-

Total	$5,522	$2,173	$6,827	$14,522	$2,188,793	$2,203,315	$795

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

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of December 31, 2019, the Company had $13.5 million in assets classified as substandard, of which $13.5 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2019. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Originated loans:
Residential one-to-four family	$210,094	$1,336	$590	$-	$-	$212,020
Commercial and multi-family	1,478,472	4,043	2,771	-	-	1,485,286
Construction	104,996	-	-	-	-	104,996
Commercial business(1)	153,464	1,796	2,153	-	-	157,413
Home equity(2)	49,753	-	347	-	-	50,100
Consumer	670	4	-	-	-	674

Sub-total:	$1,997,449	$7,179	$5,861	$-	$-	$2,010,489

Acquired loans initially recorded at fair value:
Residential one-to-four family	$34,624	$-	$386	$-	$-	35,010
Commercial and multi-family	115,130	583	2,864	-	-	118,577
Construction	-	-	-	-	-	-
Commercial business(1)	17,648	1,159	512	-	-	19,319
Home equity(2)	14,270	-	32	-	-	14,302
Consumer	8	-	-	-	-	8

Sub-total:	$181,680	$1,742	$3,794	$-	$-	$187,216

Acquired loans with deteriorated credit:
Residential one-to-four family	$788	$248	$315	$-	$-	1,351
Commercial and multi-family	-	493	2,620	-	-	3,113
Construction	-	-	-	-	-	-
Commercial business(1)	-	54	856	-	-	910
Home equity(2)	199	-	37	-	-	236
Consumer	-	-	-	-	-	-

Sub-total:	$987	$795	$3,828	$-	$-	$5,610

Total Gross Loans	$2,180,116	$9,716	$13,483	$-	$-	$2,203,315

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

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Premises and Equipment

	December 31,
	2019	2018
	(In Thousands)
Land	$2,116	$2,116
Buildings and improvements	15,237	14,990
Leasehold improvements	10,033	8,805
Furniture, fixtures and equipment	13,155	12,117
	40,541	38,028
Accumulated depreciation and amortization	(20,621)	(17,735)
	$19,920	$20,293

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $2,886,000 and $2,766,000, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Rental expenses, included in occupancy expense of premises, related to the occupancy of premises and related shared costs for common areas totaled $3,407,000 and $2,986,000 for the years ended December 31, 2019 and 2018, respectively. The minimum obligation under non-cancelable, non-discounted lease agreements expiring through December 31, 2032, for each of the years ended December 31 is as follows (In Thousands):

2020	$3,287
2021	2,881
2022	2,675
2023	1,903
2024	1,460
Thereafter	4,513
$16,719

Note 7 - Interest Receivable

The distribution of interest receivable at December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
	(In Thousands)
Loans	$7,786	$8,073
Securities	532	305
	$8,318	$8,378

Note 8 – Deposits

The distribution of deposits at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(In Thousands)
Demand:
Non-interest bearing	$271,702	$263,960
Interest bearing	394,074	330,474
Money market	305,790	221,898
	971,566	816,332
Savings and club	260,545	260,547
Certificates of deposit	1,129,952	1,103,845
	$2,362,063	$2,180,724

Deposits of certain municipalities and local government agencies are collateralized by $65.6 million of investment securities and by a $110 million Municipal Letter of Credit with the Federal Home Loan Bank (“FHLB”).

At December 31, 2019 and 2018, certificates of deposit of $250,000 or more totaled approximately $461.7 million and $311.2 million, respectively.

At December 31, 2019, deposits from officers, directors and their associates totaled approximately $61.0 million.

Note 8 – Deposits (continued)

The scheduled maturities of certificates of deposit at December 31, 2019, were as follows (In thousands):

Amount
2020	$879,867
2021	192,516
2022	34,779
2023	10,182
2024	11,400
Thereafter	1,208
$1,129,952

As of December 31, 2019 we had no brokered deposits. Reciprocal deposits are not considered brokered deposits under recent regulatory reform.

Note 9 - Short-Term Debt and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2019	2018

	Amount	Amount
	( In Thousands)
Balance at end of period	$-	$-
Average balance outstanding during the year	$57	$749
Highest month-end balance during the year	$7,330	$44,000
Average interest rate during the year	2.41%	2.09%
Weighted average interest rate at year-end	-%	-%

Long-term debt consists of the following:

		December 31,
		2019		2018
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,
	2019	-%	$-	1.86%	$50,000
	2020	1.85	50,000	1.85	50,000
	2021	2.19	68,000	2.19	68,000
	2022	2.32	67,800	2.45	52,800
	2023	2.56	35,000	2.90	25,000
	2024	1.75	25,000	-	-
		2.16%	$245,800	2.18%	$245,800

At December 31, 2019 and 2018 loans with carrying values of approximately $772.8 million and $727.5 million, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. No securities were pledged at December 31, 2019 and 2018.

The Bank’s total credit exposure cannot exceed 50% of its total assets, or $1.454 billion, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50% of total assets is recalculated each quarter.

Note 10 – Subordinated Debt:

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $814,000 and $1.0 million at December 31, 2019 and 2018, respectively.

The Company also has $4,124,000 of mandatory redeemable Trust Preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly. The rate paid as of December 31, 2019 and 2018 was 4.550% and 5.438%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer was phased in starting at 0.625% in 2016 and increased by 0.625% annually until it reached 2.5% in 2019. The Bank currently complies with the minimum capital requirements set forth in the final rule. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, effective for September 30, 2018, bank holding companies with consolidated assets of less than $3 billion, and not involved in any significant non-banking activity, are no longer required to file Federal Reserve Board reports for holding companies. As such, the Company is no longer subject to capital adequacy requirements.

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio framework, (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. On November 4, 2019, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020.  These banking organizations may elect to use the revised effective date of January 1, 2020, or wait until the quarter beginning April 1, 2020. The Company is evaluating the final rule to determine if it will opt-in to the new community bank leverage ratio.

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

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2019
Bank
Total capital (to risk-weighted assets)	$295,298	13.84%	$170,750	8.00%	$213,437	10.00%
Tier 1 capital (to risk-weighted assets)	271,564	12.72	128,062	6.00	170,750	8.00
Common Equity Tier 1 (to risk-weighted assets)	271,564	12.72	96,047	4.50	138,734	6.50
Tier 1 capital (to average assets)	271,564	9.51	114,174	4.00	142,718	5.00

As of December 31, 2018
Bank
Total capital (to risk-weighted assets)	$255,631	12.01%	$170,222	8.00%	$212,777	10.00%
Tier 1 capital (to risk-weighted assets)	233,272	10.96	127,666	6.00	170,222	8.00
Common Equity Tier 1 (to risk-weighted assets)	233,272	10.96	95,750	4.50	138,305	6.50
Tier 1 capital (to average assets)	233,272	8.72	106,999	4.00	133,749	5.00

As of December 31, 2019 and 2018, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

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

The following tables set forth the Pension Plan's funded status at December 31, 2019 and 2018 and components of net periodic pension cost for the years ended December 31, 2019 and 2018:

Change in Benefit Obligation:	December 31,
	2019	2018
	(In Thousands)
Benefit obligation, beginning of year	$7,581	$7,925
Interest cost	310	277
Actuarial gain (loss)	689	(126)
Benefits paid	(479)	(481)
Lump sum distributions	(267)	(14)
Benefit obligation, ending	$7,834	$7,581
Change in Plan Assets:
Fair value of assets, beginning of year	$6,964	$7,963
Actual return (loss) on plan assets	1,358	(504)
Benefits paid	(479)	(481)
Lump sum distributions	(267)	(14)
Fair value of assets, ending	$7,576	$6,964
Reconciliation of Funded Status:
Projected benefit obligation	$7,834	$7,581
Fair value of assets	7,576	6,964
Unfunded status, included in other liabilities, net	$(258)	$(617)
Valuation assumptions used to determine benefit obligation at period end:
Discount rate	3.22%	4.22%
Salary increase rate	N/A	N/A

Net Periodic Pension Expense:	December 31,
	2019	2018
	(In Thousands)
Interest cost	$310	$277
Expected return on assets	(404)	(463)
Amortization of net loss	312	144
Net Periodic Pension Cost (Credit)	$218	$(42)
Valuation assumptions used to determine net periodic benefit cost for the year:
Discount rate	4.22%	3.60%
Long term rate of return on plan assets	6.00%	6.00%
Salary increase rate	N/A	N/A

At December 31, 2019 and December 31, 2018, unrecognized net loss of $(2,365,000) and $(2,954,000), respectively, was included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30.

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

Determination of Long-Term Rate of Return

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

Note 12 - Benefits Plan (Continued)

The fair values of the Pension Plan assets at December 31, 2019, by asset category (see Note 19 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$2,109	$2,109	$-	$-
Mid-Cap Value (b)	325	325	-	-
Large Blend (e)	1,641	1,641	-	-
Mutual Funds-Fixed Income
World Bond (c)	787	787	-	-
Multi-Sector Bond (d)	880	880	-	-
High Yield Bond (f)	933	933	-	-
Stock
BCB Common Stock	715	715	-	-
Cash Equivalents
Money Market	$186	$186	$-	$-
Total	$7,576	$7,576	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2018, by asset category (see Note 19 for the definitions of levels), are as follows (In Thousands):

s

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

d)	Multi Sector portfolios seek income by diversifying their assets among several fixed-income sectors, usually U.S. government obligations, foreign bonds, and high-yield domestic debt securities.
e)	This fund invests in 500 of the largest U.S. companies, which span many different industries and account for about three-fourths of the U.S. Stock Markets value.
f)	High Yield Bond funds invest at least 65% of assets in bonds rated below BBB. This fund seeks to provide shareholders with a high level of current income with capital growth as a secondary objective.

The Company expects to contribute, based upon actuarial estimates, approximately $0 to the Pension Plan in 2020.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2020	$508
2021	496
2022	489
2023	490
2024	476
2025-2029	2,336

Note 12 - Benefits Plan (Continued)

Supplemental Executive Retirement Plan

The Company acquired through the merger with Pamrapo Bancorp, Inc. a supplemental executive retirement plan (“SERP”) in which certain former employees of Pamrapo Savings Bank are covered. A SERP is an unfunded non-qualified deferred retirement plan. Participants who retire at the age of 65 (the “Normal Retirement Age”), are entitled to an annual retirement benefit equal to 75% of compensation reduced by their retirement plan annual benefits. Participants retiring before the Normal Retirement Age receive the same benefits reduced by a percentage based on years of service to the Company and the number of years prior to the Normal Retirement Age that participants retire. For the years ended December 31, 2019 and December 31, 2018, the benefit obligation was $121,000 and $176,000, respectively. Expense related to the Plan was $10,000 for 2019 and 2018.

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

On June 14, 2019, a grant of 68,750 options was declared for members of the Board of Directors of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date. On June 14, 2019, a grant of 30,125 options was declared for the Chief Executive Officer of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date. On June 14, 2019, a grant of 47,618 shares of restricted stock was declared for members of the Board of Directors of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date.

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

The following table presents the share-based compensation expense for the years ended December 31, 2019 and 2018 (Dollars in Thousands).

	Years Ended December 31,
	2019	2018
Stock Option Expense	$466	$236
Restricted Stock Expense	521	15
Total share-based compensation expense	$987	$251

The following is a summary of the status of the Company’s restricted shares as of December 31, 2019.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	67,321	$11.26
Granted	47,618	12.46
Vested	33,661	11.26
Forfeited	-	-
Non-vested at December 31, 2019	81,278	$11.96

Expected future expenses relating to the non-vested restricted shares outstanding as of December 31, 2019 is $767,431 over a weighted average period of 1.23 years. Anticipated future expense relating to the non-vested restricted shares outstanding as of December 31, 2019 is $636,318 and $131,113 for the years ended December 31, 2020 and December 31, 2021, respectively.

Note 12 - Benefits Plan (Continued)

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2018	889,300	$8.93-13.32	$11.42	8.06 years	$1,855
Options forfeited	(69,300)	9.03-13.32	11.78
Options exercised	(15,400)	9.03-13.32	10.96
Options granted	300,000	11.26	11.26
Options expired	-	-	-
Outstanding at December 31, 2018	1,104,600	$8.93-13.32	$11.36	7.84 years	$194
Options forfeited	(1,000)	10.55	10.55
Options exercised	(1,500)	10.55	10.55
Options granted	98,875	12.46	12.46
Options expired	-	-	-
Outstanding at December 31, 2019	1,200,975	$8.93-13.32	$11.45	7.05 years	$2,806
Exercisable at December 31, 2019	500,300

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 700,675 shares of unvested options outstanding as of December 31, 2019, is $1.4 million and will be recognized over a weighted average period of 4.68 years.

The key valuation assumptions and fair value of stock options granted during the twelve months ended December 31, 2019 were:
	Directors
Expected life	7.49	years
Risk-free interest rate	1.97%
Volatility	22.30%
Dividend yield	4.49%
Fair value	$1.54

The key valuation assumptions and fair value of stock options granted during the twelve months ended December 31, 2018 were:
	Directors
Expected life	7.36	years
Risk-free interest rate	2.80%
Volatility	23.39%
Dividend yield	4.97%
Fair value	$1.50

Note 13 – Stockholders’ Equity

On December 30, 2019, the Company closed a public offering of 1,020,408 shares of its common stock. The offering resulted in gross proceeds of $12.5 million to the Company.

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

The Company determined that the fair values of our goodwill intangible assets were in excess of their carrying amounts and therefore there was no impairment at December 31, 2019.

Amortization expense of the core deposit intangibles was $72,000 and $59,000 for the years ended December 31, 2019 and December 31, 2018, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2019 were $299,000 and $5.2 million, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2018 were $371,000 and $5.2 million, respectively.

Note 15 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors of the Company, and compliance with regulatory requirements. State and federal law and regulations impose substantial limitations on the Bank’s ability to pay dividends to the Company. Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50% of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. During 2019 and 2018, the Bank paid the Company total dividends of $12,033,000 and $13,936,000, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

Note 16 - Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2019	2018
	(In Thousands)
Current income tax expense:
Federal	$4,761	$6,191
State	3,268	3,366
	8,029	9,557
Deferred income tax expense:
Federal	935	(1,288)
State	345	(787)
	1,280	(2,075)
Total Income Tax Expense	$9,309	$7,482

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2019	2018
Deferred income tax assets:	(In Thousands)
Allowance for loan losses	$6,374	$5,805
Other real estate owned expenses	-	29
Non-accrual interest	762	700
Depreciation	391	311
Benefit Plan-accumulated other comprehensive loss	685	850
Valuation adjustment on loans receivable acquired	2,379	4,113
Unrealized loss on securities available for sale	162	965
Net operating loss carry forwards	1,551	1,832
Other	736	725
	13,040	15,330
Deferred income tax liabilities:
Valuation adjustment on premises and equipment acquired	479	548
SBA Servicing Asset	805	766
Benefit Plans	576	415
	1,860	1,729
Net Deferred Tax Asset	$11,180	$13,601

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

Note 16 - Income Taxes (Continued)

In conjunction with the Company’s acquisition of IA Bancorp in 2018, the Company acquired a federal net operating loss carry forward of $8.7 million. This carry forward is available for use through 2035; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $459,000 annually on a cumulative basis (portions of the $459,000 not used in a particular year may be added to subsequent usage). At December 31, 2019 and 2018, the Company had approximately $7.9 million and $8.4 remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes.

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 21% to income before income tax expense.

	Years Ended December 31,
	2019	2018
	(In Thousands)
Federal income tax expense at statutory rate	$6,372	$5,091
Increases in income taxes resulting from:
State income tax , net of federal income tax effect	2,854	2,252
Tax-exempt income	(102)	(108)
Meals and entertainment	203	164
Other items, net	(18)	83
Effective Income Tax Expense	$9,309	$7,482
Effective Income Tax Rate	30.7%	30.9%

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

Outstanding loan related commitments were as follows:

	December 31,
	2019	2018
	(In Thousands)
Loan origination	$27,787	$27,942
Standby letters of credit	4,094	3,108
Construction loans in process	57,824	96,657
Unused lines of credit	109,255	112,207
	$198,960	$239,914

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

The Company leases 28 of its offices under various operating lease agreements. The leases have remaining terms of 1 year to 13 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

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

To calculate its lease liabilities, the Company used a discount rate based upon the applicable borrowing rates of the Federal Home Loan Bank at the inception of the lease agreement, which corresponds to the length of the lease term.

Note 17- Commitments and Contingencies (Continued)

The following tables present certain information related to the Company’s lease obligations (in thousands):

Twelve Months Ended December 31, 2019
Operating lease cost	$3,186
Variable lease cost-operating leases	$752

At December 31, 2019
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$13,246

Current liabilities	$2,590
Operating lease liabilities (noncurrent portion)	10,790
Total operating lease liabilities	$13,380

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

Weighted Average Remaining Lease Term
Operating leases	6.69	years

Weighted Average Discount Rate
Operating leases	3.16%

The following table summarizes the Company’s maturity of lease obligations for operating leases at December 31, 2019 (in thousands):

Maturities of lease liabilities (discounted):
At December 31, 2019
Operating Leases
One year or less	$2,590
Over one year through three years	4,713
Over three years through five years	2,736
Over five years	3,341
Total	$13,380

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2019, the Company was not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

The Company, as successor to Pamrapo Bancorp, Inc., and in its own corporate capacity, was named defendant in a shareholder class action lawsuit, Kube v. Pamrapo Bancorp, Inc., et al., filed in the Superior Court of New Jersey, Hudson County, Chancery Division, General Equity (the “Action”).

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

The acquisition of IAB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company’s consolidated statements of financial condition as of December 31, 2019 and 2018.

The assets acquired and liabilities assumed and consideration paid in the acquisition of IAB were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. No adjustments to fair values were made after the one-year anniversary of the closing date.

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated Fair Value
At April 17, 2018
(in thousands)
Consideration paid:
Common stock issued in acquisition	$9,952
Cash paid for exchange of IAB shares	2,550
Preferred stock	7,453
Total consideration paid	19,955
Assets acquired:
Cash and cash equivalents	7,597
Investment securities available for sale	13,811
Restricted investment in bank stocks	1,163
Loans	182,513
Premises and equipment, net	2,834
Other real estate owned, net	328
Accrued interest receivable	612
Core deposit intangible	430
Deferred tax asset	5,689
Other assets	1,122
Total assets acquired	216,099

Liabilities assumed:
Deposits	178,436
Borrowings	20,015
Accrued interest payable	120
Other liabilities	2,826
Total liabilities assumed	201,397
Net assets acquired	14,702
Goodwill recorded in acquisition	$5,253

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

At April 17, 2018
(in thousands)

Gross principal balance	$192,437
Fair value adjustment on pools of homogeneous loans	(5,895)
Fair value adjustment on acquired impaired loans	(4,029)
Fair value of acquired loans	$182,513

The credit adjustment on acquired impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

At April 17, 2018
(in thousands)

Contractually required principal and interest at acquisition	$19,359
Contractual cash flows not expected to be collected (non-accretable
discount, includes principal and interest)	(5,171)
Expected cash flows at acquisition	14,188
Interest component of expected cash flows (accretable discount)	(1,338)
Fair value of loans acquired accounted for under ASC 310-30	12,850

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

In connection with the acquisition of IAB, the Company recorded a net deferred income tax asset of $5.7 million related to IAB’s net operating loss carryforward, as well as other tax attributes of the acquired company, and the effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, the sum of deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The expected cash-flows of the deposit base included estimated attrition rates. The core deposit intangible was valued at $430,000. The core deposit intangible asset is being amortized on an accelerated basis over ten years. Amortization from the April 17, 2018 acquisition date through December 31, 2019 was $131,000.

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2019:
Securities Available for Sale
Residential mortgage backed securities	$91,613	$-	$91,613	$-
Total Securities Available for Sale	91,613	-	91,613	-

Preferred stock	2,500	2,500	-	-
Equity Investments	$2,500	$2,500	$-	$-

As of December 31, 2018:
Securities Available for Sale
Residential mortgage backed securities	$115,640	$-	$115,640	$-
Municipal obligations	3,695	-	3,695	-
Total Securities Available for Sale	119,335	-	119,335	-

Preferred stock	7,672	7,672	-	-
Equity Investments	$7,672	$7,672	$-	$-

For assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2019:
Impaired loans	$4,001	$-	$-	$4,001
Other real estate owned	$1,623	$-	$-	$1,623

As of December 31, 2018:
Impaired loans	$7,288	$-	$-	$7,288
Other real estate owned	$1,333	$-	$-	$1,333

Note 19 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2019:
Impaired Loans	$4,001	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$1,623	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2018:
Impaired Loans	$7,288	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$1,333	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as age of appraisal, expected condition of property, economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2019 and 2018:

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

Loans Held for Sale (Carried at Cost)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for specific attributes of that loan. Loans held for sale are carried at the lower of cost or fair value.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2019 and 2018 consists of the loan balances of $7,265,000 and $9,469,000 net of a valuation allowance of $3,264,000 and $2,181,000, respectively.

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

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2019 and 2018:

	As of December 31, 2019

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$550,353	$550,353	$550,353	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	91,613	91,613	-	91,613	-
Equity investments	2,500	2,500	2,500	-	-
Loans held for sale	917	917	-	917	-
Loans receivable, net	2,178,407	2,199,497	-	-	2,199,497
FHLB of New York stock, at cost	13,821	13,821	-	13,821	-
Accrued interest receivable	8,318	8,318	-	8,318	-

Financial liabilities:
Deposits	2,362,063	2,375,089	1,231,658	1,143,431	-
Debt	245,800	247,176	-	247,176	-
Subordinated debentures	36,810	36,947	-	36,947	-
Accrued interest payable	2,708	2,708	-	2,708	-

	As of December 31, 2018

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$195,264	$195,264	$195,264	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	119,335	119,335	-	119,335	-
Equity investments	7,672	7,672	7,672	-	-
Loans held for sale	1,153	1,153	-	1,153	-
Loans receivable, net	2,278,492	2,245,150	-	-	2,245,150
FHLB of New York stock, at cost	13,405	13,405	-	13,405	-
Accrued interest receivable	8,378	8,378	-	8,378	-

Financial liabilities:
Deposits	2,180,724	2,189,404	1,075,539	1,113,865	-
Debt	245,800	244,049	-	244,049	-
Subordinated debentures	36,577	36,316	-	36,316	-
Accrued interest payable	2,561	2,561	-	2,561	-

Note 20 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2019	2018
	(In Thousands)

Net unrealized loss on securities available for sale	$(653)	$(3,907)
Tax effect	162	965
Net of tax amount	(491)	(2,942)

Benefit plan adjustments	(2,392)	(2,984)
Tax effect	665	850
Net of tax amount	(1,727)	(2,134)

Accumulated other comprehensive loss	$(2,218)	$(5,076)

Note 21 - Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2019	2018
	(In Thousands)
Assets
Cash and due from banks	$199	$1,200
Investment in subsidiaries	276,450	235,728
Restricted common stock	124	124
Other assets	691	792
Total assets	277,464	237,844
Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$36,810	$36,577
Other Liabilities	1,181	1,052
Total liabilities	37,991	37,629
Stockholder's Equity	239,473	200,215
Total Liabilities and Stockholders' Equity	$277,464	$237,844

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2019	2018
	(In Thousands)
Dividends from Bank	$12,033	$13,936
Interest and dividends from investments	7	9
Total Income	12,040	13,945
Interest expense, borrowed money	2,313	1,110
Other	419	215
Total Expense	2,732	1325
Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiaries	9,308	12,620
Income tax benefit	(618)	(270)
Income before Equity in Undistributed Earnings of Subsidiaries	9,926	12,890
Equity in undistributed earnings of subsidiaries	11,108	3,873
Net Income	$21,034	$16,763

Note 21 - Parent Only Condensed Financial Information (Continued)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2019	2018
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$21,034	$16,763
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	233	116
Equity in undistributed (earnings) of subsidiaries	(11,108)	(3,873)
Decrease (increase) in other assets	101	(109)
(Decrease) increase in other liabilities	129	851
Net Cash Provided By Operating Activities	10,389	13,748
Cash Flows from Investing Activities
Additional investment in subsidiary	(25,769)	(36,887)
Net Cash Used In Investing Activities	$(25,769)	$(36,887)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	5,310	-
Proceeds from issuance of common stock	19,129	506
Proceeds from issuance of subordinated debt	-	32,337
Cash dividends paid	(10,060)	(9,356)
Net Cash Provided by (Used in) Financing Activities	14,379	23,487
Net Increase (Decrease) in Cash and Cash Equivalents	(1,001)	348
Cash and Cash Equivalents - Beginning	$1,200	$852
Cash and Cash Equivalents - Ending	$199	$1,200

Note 22 - Quarterly Financial Data (Unaudited)

	Year Ended December 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Interest income	$30,478	$30,742	$31,369	$30,966
Interest expense	9,576	9,877	10,609	10,889
Net Interest Income	20,902	20,865	20,760	20,077
Provision for loan losses	889	755	900	(475)
Net Interest Income, after Provision for loan losses	20,013	20,110	19,860	20,552
Non-interest income	1,660	1,328	1,383	1,020
Non-interest expense	13,777	13,894	13,652	14,260
Income before Income Taxes	7,896	7,544	7,591	7,312
Income taxes	2,445	2,317	2,359	2,188
Net Income	$5,451	$5,227	$5,232	$5,124
Preferred stock dividends	317	342	342	342
Net income available to common stockholders:	$5,134	$4,885	$4,890	4,782
Net income per common share:
	$0.32	$0.30	$0.30	$0.29
Diluted	$0.32	$0.30	$0.30	$0.29
Dividends per common share	$0.14	$0.14	$0.14	$0.14

	Year Ended December 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Interest income	$20,942	$25,696	$27,971	$30,488
Interest expense	4,502	5,706	7,891	9,317
Net Interest Income	16,440	19,990	20,080	21,171
Provision for loan losses	1,342	2,060	907	821
Net Interest Income, after Provision for loan losses	15,098	17,930	19,173	20,350
Non-interest income	3,386	1,563	1,852	1,159
Non-interest expense	12,011	15,980	14,391	13,884
Income before Income Taxes	6,473	3,513	6,634	7,625
Income taxes	1,841	1,200	2,040	2,401
Net Income	$4,632	$2,313	$4,594	$5,224
Preferred stock dividends	166	262	263	262
Net income available to common stockholders:	$4,466	$2,051	$4,331	4,962
Net income per common share:
Basic	$0.30	$0.13	$0.27	$0.31
Diluted	$0.29	$0.13	$0.27	$0.31
Dividends per common share	$0.14	$0.14	$0.14	$0.14

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

On January 15, 2020, the Company declared a cash dividend of $0.14 per share and was paid to stockholders on February 21, 2020, with a record date of February 7, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2019 is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wolf and Company, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2019 that appears in Item 8 of this Form 10-K.

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

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) is incorporated herein by reference.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Compliance” and “The Audit Committee” of the 2020 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The “Executive Compensation” section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2020 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” section and “Proposal I-Election of Directors—Board Independence” of the Company’s 2020 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to Wolf & Company, P.C.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A)  Report of Independent Registered Public Accounting Firm

(B)  Consolidated Statements of Financial Condition as of December 31, 2019 and 2018

(C)  Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

(D)  Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018

(E)  Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018

(F)  Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

(G)  Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b)  Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc. (1)
3.2	Bylaws of BCB Bancorp, Inc. (2)
4.1	Specimen Stock Certificate (3)
4.2	Subordinated Note Purchase Agreement (12)
4.3	Description of Common Stock
10.1	BCB Community Bank 2002 Stock Option Plan (4)
10.2	BCB Community Bank 2003 Stock Option Plan (5)
10.3	Amendment to 2002 and 2003 Stock Option Plans (6)
10.4	2005 Director Deferred Compensation Plan (7)
10.5	Employment Agreement with Thomas M. Coughlin (10)
10.6	BCB Bancorp, Inc. 2011 Stock Option Plan (8)
10.7	BCB Bancorp, Inc. 2018 Equity Incentive Plan (11)
10.8	Employment Agreement with Michael Lesler (13)
10.9	Stock Purchase Agreement (14)
14	Code of Ethics (9)
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm – Wolf & Company, P.C..
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______

(1)	Incorporated by reference to Exhibit 3.1 to the Form 8-K (Commission File Number 000-50275) filed with the Securities and Exchange Commission on December 30, 2019.
(2)	Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.
(3)	Incorporated by reference to Exhibit 4.1 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 26, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
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

(9)	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.
(10)	Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on February 27, 2020.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 6, 2018.
(12)	Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2018.
(13)	Incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the Securities and Exchange Commission on February 27, 2020.
(14)	Incorporated by reference to Exhibit 10.9 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2020.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 11, 2020	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Coughlin
Thomas Coughlin	President, Chief Executive Officer and Director	March 11, 2020
(Principal Executive Officer)

/s/ Thomas P. Keating
Thomas P. Keating	Chief Financial Officer	March 11, 2020
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 11, 2020

/s/ Robert Ballance
Robert Ballance	Director	March 11, 2020

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 11, 2020

/s/ Joseph J. Brogan
Joseph J. Brogan	Director	March 11, 2020

/s/ James E. Collins
James E. Collins	Director	March 11, 2020

/s/ Vincent DiDomenico, Jr.
Vincent DiDomenico, Jr.	Director	March 11, 2020

/s/ Joseph Lyga
Joseph Lyga	Director	March 11, 2020

/s/ August Pellegrini, Jr.
August Pellegrini, Jr.	Director	March 11, 2020

/s/ John Pulomena
John Pulomena	Director	March 11, 2020

/s/ James Rizzo
James Rizzo	Director	March 11, 2020

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 11, 2020