Form 10-Q
period 2020-03-31
BCB BANCORP INC
filed 2020-05-06
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2020, BCB Bancorp, Inc., had 17,264,933 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Cash and amounts due from depository institutions	$24,292	$24,985
Interest-earning deposits	570,894	525,368
Total cash and cash equivalents	595,186	550,353

Interest-earning time deposits	735	735
Debt securities available for sale	95,429	91,613
Equity investments	1,580	2,500
Loans held for sale	838	917
Loans receivable, net of allowance for loan losses
of $25,534 and $23,734 respectively	2,164,057	2,178,407
Federal Home Loan Bank of New York stock, at cost	14,586	13,821
Premises and equipment, net	19,292	19,920
Accrued interest receivable	8,936	8,318
Other real estate owned	1,623	1,623
Deferred income taxes	10,653	11,180
Goodwill and other intangibles	5,535	5,552
Operating lease right-of-use assets	14,084	13,246
Other assets	9,469	9,283
Total Assets	$2,942,003	$2,907,468

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$293,174	$271,702
Interest bearing deposits	2,082,547	2,090,361
Total deposits	2,375,721	2,362,063
FHLB advances	262,800	245,800
Subordinated debentures	36,868	36,810
Operating lease liability	14,246	13,380
Other liabilities	11,730	9,942
Total Liabilities	2,701,365	2,667,995

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized;
issued and outstanding 8,326 and 8,340 shares of series C 6%, series D 4.5%, series G 6%,
(liquidation value $10,000 per share) and series F 6% (liquidation value $1,000 per share)
noncumulative perpetual preferred stock at March 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital preferred stock	24,876	25,016
Common stock: no par value; 40,000,000 shares authorized; issued 19,500,933 and 19,484,046 at March 31, 2020 and December 31, 2019, respectively, outstanding 17,406,657 shares and
17,516,828 shares, at March 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital common stock	190,658	190,294
Retained earnings	48,168	48,429
Accumulated other comprehensive income (loss)	271	(2,218)
Treasury stock, at cost, 2,094,276 and 1,967,218 shares at March 31, 2020 and December 31, 2019, respectively	(23,335)	(22,048)
Total Stockholders' Equity	240,638	239,473
Total Liabilities and Stockholders' Equity	$2,942,003	$2,907,468

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2020	2019

Interest and dividend income:
Loans, including fees	$26,814	$28,233
Mortgage-backed securities	563	770
Other investment securities	8	128
FHLB stock and other interest earning assets	2,034	1,347
Total interest income	29,419	30,478

Interest expense:
Deposits:
Demand	2,208	1,576
Savings and club	105	113
Certificates of deposit	6,432	5,990
	8,745	7,679
Borrowings	1,896	1,897
Total interest expense	10,641	9,576

Net interest income	18,778	20,902
Provision for loan losses	1,500	889

Net interest income after provision for loan losses	17,278	20,013

Non-interest income:
Fees and service charges	726	883
Gain on sales of loans	61	318
Gain on bulk sale of impaired loans held in portfolio	-	107
Gain on sales of other real estate owned	-	8
Unrealized (loss) gain on equity investments	(440)	291
Other	336	53
Total non-interest income	683	1,660

Non-interest expense:
Salaries and employee benefits	7,389	6,915
Occupancy and equipment	2,824	2,630
Data processing and service fees	938	721
Professional fees	470	533
Director fees	358	318
Regulatory assessments	321	457
Advertising and promotional	61	73
Other real estate owned, net	26	(16)
Other	1,977	2,146
Total non-interest expense	14,364	13,777

Income before income tax provision	3,597	7,896
Income tax provision	1,076	2,445

Net Income	$2,521	$5,451
Preferred stock dividends	342	317
Net Income available to common stockholders	$2,179	$5,134

Net Income per common share-basic and diluted
Basic	$0.12	$0.32
Diluted	$0.12	$0.32

Weighted average number of common shares outstanding
Basic	17,502	16,078
Diluted	17,551	16,111

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended March 31,
	2020	2019

Net Income	$2,521	$5,451
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains arising during the period	3,309	2,266
Tax Effect	(820)	(569)
Other comprehensive income	2,489	1,697
Comprehensive income	$5,010	$7,148

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2020	$-	$-	$215,310	$48,429	$(22,048)	$(2,218)	$239,473
Net Income	-	-	-	2,521	-	-	2,521
Other comprehensive income	-	-	-	-	-	2,489	2,489
Costs for Issuance of common stock	-	-	(126)	-	-	-	(126)
Redemption of Series D Preferred Stock	-	-	(140)	-	-	-	(140)
Exercise of Stock Options (500 shares)	-	-	5	-	-	-	5
Stock-based compensation expense	-	-	279	-	-	-	279
Treasury Stock Purchases (127,058 shares)	-	-	-	-	(1,287)	-	(1,287)
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(342)	-	-	(342)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,336)	-	-	(2,336)
Dividend Reinvestment Plan	-	-	104	(104)	-	-	-
Stock Purchase Plan	-	-	102	-	-	-	102
Balance at March 31, 2020	$-	$-	$215,534	$48,168	$(23,335)	$271	$240,638

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2019	$-	$-	$195,206	$38,405	$(28,320)	$(5,076)	$200,215
Net income	-	-	-	5,451	-	-	5,451
Other comprehensive income	-	-	-	-	-	1,697	1,697
Issuance of common stock	-	-	6,239	-	-	-	6,239
Issuance of Series G Preferred Stock	-	-	5,310	-	-	-	5,310
Stock-based compensation expense	-	-	190	-	-	-	190
Treasury Stock allocated to Common Stock	-	-	(5,707)	(565)	6,272	-	-
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(317)	-	-	(317)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,136)	-	-	(2,136)
Dividend Reinvestment Plan	-	-	88	(88)	-	-	-
Stock Purchase Plan	-	-	69	-	-	-	69
Balance at March 31, 2019	$-	$-	$201,395	$40,750	$(22,048)	$(3,379)	$216,718

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities :
Net Income	$2,521	$5,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	734	716
Amortization and accretion, net	(579)	(765)
Provision for loan losses	1,500	889
Deferred income tax benefit	(293)	(270)
Loans originated for sale	(3,868)	(4,240)
Proceeds from sales of loans	4,008	4,364
Gain on sales of loans originated for sale	(61)	(318)
Gain on sales of other real estate owned	-	(8)
Unrealized loss (gain) on equity investments	440	(291)
Gain on bulk sale of impaired loans held in portfolio	-	(107)
Stock-based compensation expense	279	190
Increase in interest receivable	(618)	(1,372)
Increase in other assets	(186)	(769)
Decrease in accrued interest payable	(516)	(264)
Increase in other liabilities	2,304	3,404
Net Cash Provided by Operating Activities	5,665	6,610
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	7,413	3,614
Purchases of securities	(7,502)	-
Proceeds from sales of other real estate owned	-	142
Proceeds from bulk sale of impaired loans held	-	402
Net decrease (increase) in loans receivable	13,594	(29,451)
Additions to premises and equipment	(106)	(107)
Redemption of Federal Home Loan Bank of New York stock	(765)	-
Net Cash Provided by (Used In) Investing Activities	12,634	(25,400)
Cash flows from financing activities:
Net increase in deposits	13,658	7,909
Proceeds from Federal Home Loan Bank of New York advances	27,000	-
Repayments of Federal Home Loan Bank of New York advances	(10,000)	-
Purchases of treasury stock	(1,287)	-
Cash dividends paid on common stock	(2,336)	(2,136)
Cash dividends paid on preferred stock	(342)	(317)
Net (costs) proceeds from issuance of common stock	(24)	6,308
Net proceeds from issuance of preferred stock	-	5,310
Net payment on redemption of preferred stock	(140)	-
Exercise of stock options	5	-
Net Cash Provided by Financing Activities	26,534	17,074

Net Increase (Decrease) In Cash and Cash Equivalents	44,833	(1,716)
Cash and Cash Equivalents-Beginning	550,353	195,264

Cash and Cash Equivalents-Ending	$595,186	$193,548

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$279	$218
Interest	11,157	9,840
Non-cash items:
Transfer of loans to other real estate owned	$-	$547

See accompanying notes to unaudited consolidated financial statements

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the “Company”) and the Company’s wholly owned subsidiaries, BCB Community Bank (the “Bank”), BCB Holding Company Investment Company, Pamrapo Service Corporation, REO Special Asset I, LLC., and REO Special Asset II, LLC. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited consolidated financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between December 31, 2019 and the date these consolidated financial statements were issued.

Risks and Uncertainties - We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Note 2 - Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses ASU 2016-13, and related guidance, requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements. The amendments are effective for the Company in 2023. The Company has begun evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations. The effect of this change cannot be ascertained at this point, and will depend upon factors including asset components, asset quality and market conditions at the adoption date. The Company has created a Current Expected Credit Loss (“CECL”) task group comprised of members of its finance, credit administration, lending, internal audit, loan operations, compliance, and information systems units. The CECL task group has become familiar with the provisions of ASU 2016-13 and is in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating qualitative and economic factors to develop appropriate forecasts for integration into the model. The Company is currently evaluating the effect this guidance may have on its operating results and/or financial position, including assessing any potential impact on its capital.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement as a result of a broader disclosure project. The Update amends the disclosure requirements for fair value measurements to improve the effectiveness of the disclosure. The Update removes and modifies certain disclosure requirements, as well as adds requirements for public business entities. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This ASU only affected the Company’s disclosures and did not have a financial statement impact.

Note 3 – Reclassification

Certain amounts as of December 31, 2019 and for the three-month period ended March 31, 2019 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Net periodic pension cost for the defined benefit plan for the three months ended March 31, 2020 and March 31, 2019 was $45,000 and $40,000, respectively. Net periodic postretirement cost for the SERP plan for the three months ended March 31, 2020 and March 31, 2019 was $1,800 and $3,000, respectively.

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

Note 4 – Pension and Equity Incentive Plans (continued)

The following table presents a summary of the status of the Company’s restricted shares as of March 31, 2020 and 2019.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	81,278	$11.96
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2020	81,278	$11.96

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	67,321	$11.26
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2019	67,321	$11.26

Expected future expenses relating to the non-vested restricted shares outstanding as of March 31, 2020 and 2019 was approximately $604,000 over a weighted average period of 1.05 years and $624,000 over a weighted average period of 1.71 years, respectively.

The following tables present a summary of the status of the Company’s outstanding stock option awards as of March 31, 2020 and March 31, 2019.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2019	1,200,975	$8.93 - 13.32	$11.45

Options granted	-	-	-
Options exercised	(500)	10.55	10.55
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2020	1,200,475	$8.93 - 13.32	$11.45

As of March 31, 2020, stock options which were granted and were exercisable totaled 515,800 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 684,675 shares of unvested options outstanding as of March 31, 2020 was $1.3 million over a weighted average period of 4.68 years.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2018	1,104,600	$8.93-13.32	$11.36

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2019	1,104,600	$8.93-13.32	$11.36

As of March 31, 2019, stock options which were granted and were exercisable totaled 268,633 stock options.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2020 and 2019, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended March 31, 2020 and 2019 the weighted average number of outstanding options considered to be anti-dilutive were 687 and 21,026 respectively. At March 31, 2020, the Company has 6,465 shares of its Series F 6% noncumulative perpetual preferred stock (“Series F shares”) issued and outstanding, which are convertible into the Company’s common stock. The conversion of Series F shares to common shares was not included in the computation of diluted earnings per share as they would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Net income available to common stockholders	$2,179			$5,134

Basic earnings per share-
Income available to
Common stockholders	$2,179	17,502	$0.12	$5,134	16,078	$0.32

Effect of dilutive securities:
Stock options	-	49		-	33

Diluted earnings per share-
Income available to
Common stockholders	$2,179	17,551	$0.12	$5,134	16,111	$0.32

Note 6 –Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,378	$28	$56	$3,350
More than five to ten years	1,470	73	-	1,543
More than ten years	83,639	2,472	3	86,108

Municipal obligations:
More than ten years	4,286	142	-	4,428
	$92,773	$2,715	$59	$95,429

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,431	$8	$72	$3,367
More than five to ten years	1,566	33	-	1,599
More than ten years	87,269	574	1,196	86,647
	$92,266	$615	$1,268	$91,613

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2020
Residential mortgage-backed securities	$-	$-	$2,297	$59	$2,297	$59

December 31, 2019
Residential mortgage-backed securities	$13,073	$656	$23,212	$612	$36,285	$1,268

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At March 31, 2020 and December 31, 2019, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at March 31, 2020 and December 31, 2019, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of March 31, 2020 and December 31, 2019 by segment and class:

	March 31, 2020	December 31, 2019
	(In Thousands)
Residential one-to-four family	$268,137	$248,381
Commercial and multi-family	1,577,816	1,606,976
Construction	101,692	104,996
Commercial business(1)	177,146	177,642
Home equity(2)	64,857	64,638
Consumer	1,029	682
	2,190,677	2,203,315

Less:
Deferred loan fees, net	(1,086)	(1,174)
Allowance for loan losses	(25,534)	(23,734)
Sub-total	(26,620)	(24,908)

Total Loans, net	$2,164,057	$2,178,407
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Purchased Credit Impaired Loans

The carrying value of loans acquired in the IAB acquisition and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $1.4 million at March 31, 2020, and $3.8 million at December 31, 2019. Under ASC Subtopic 310-30, these loans, referred to as purchased credit impaired (“PCI”) loans, may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non- accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance. The balance of these loans from other, prior acquisitions was not material.

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

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality for which the Company applies the provisions of ASC 310-30 (in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019

Balance, beginning of Period	$1,681	$2,704
Accretion recorded to interest income	(145)	(253)
Balance, end of Period	$1,536	$2,451

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the unpaid principal balance and the related recorded investment of acquired loans included in the Company’s Consolidated Statements of Financial Condition. (In thousands):

	March 31,	December 31,
	2020	2019

Unpaid principal balance	$214,773	$226,333
Recorded investment	183,208	192,826

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

The Company consistently applies the following comprehensive methodology. During the quarterly review of the allowance for loan losses, the Company considers a variety of qualitative factors that include:

•Lending Policies and Procedures

•Personnel responsible for the particular portfolio - relative to experience and ability of staff

•Trend for past due, criticized and classified loans

•Relevant economic factors

•Quality of the loan review system

•Value of collateral for collateral dependent loans

•The effect of any concentrations of credit and the changes in the level of such concentrations

•Other external factors

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

The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. Although several of the Company’s asset quality metrics have not significantly been adversely affected during the first quarter of 2020, management determined it is prudent to increase its loan loss reserves through the addition of $1.5 million in loan loss provisions for the quarter ended March 31, 2020. This compares to a credit to the provision for loan losses of $475,000 during the previous quarter and an $889,000 provision for loan losses in the first quarter a year ago. The loan loss reserve to total loans ratio was 1.17 percent at March 31, 2020 compared to 0.99 percent at March 31, 2019. The increased reserve includes provisions taken in response to changes in risks associated with loan classification assignments and a slowing economy in New Jersey and New York. The Bank considered qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. All of these factors are likely to be affected by the COVID-19 pandemic.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2020, and the related portion of the allowances for loan losses that is allocated to each loan class, as of March 31, 2020 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,422	$15,235	$1,244	$2,945	$330	$-	$273	$22,449
Acquired loans initially recorded at fair value:	261	58	-	803	-	-	-	1,122
Acquired loans with deteriorated credit:	39	79	-	42	3	-	-	163
Beginning Balance, January 1, 2020	2,722	15,372	1,244	3,790	333	-	273	23,734
Charge-offs:
Originated Loans:
Acquired loans initially recorded at fair value:	4	-	-	-	-	-	-	4
Sub-total:	4	-	-	-	-	-	-	4
Recoveries:
Originated Loans:	-	-	-	302	-	-	-	302
Acquired loans initially recorded at fair value:	-	-	-	-	2	-	-	2
Sub-total:	-	-	-	302	2	-	-	304
Provisions:
Originated Loans:	365	(368)	(139)	(243)	291	5	1,489	1,400
Acquired loans initially recorded at fair value:	49	5	-	107	(2)	-	-	159
Acquired loans with deteriorated credit:	(1)	(60)	-	1	1	-	-	(59)
Sub-total:	413	(423)	(139)	(135)	290	5	1,489	1,500
Totals:
Originated Loans:	2,787	14,867	1,105	3,004	621	5	1,762	24,151
Acquired loans initially recorded at fair value:	306	63	-	910	-	-	-	1,279
Acquired loans with deteriorated credit:	38	19	-	43	4	-	-	104
Ending Balance, March 31, 2020	$3,131	$14,949	$1,105	$3,957	$625	$5	$1,762	$25,534
Ending Balance attributable to loans:
Individually evaluated for impairment	$354	$332	$-	$2,524	$22	$-	$-	$3,232
Collectively evaluated for impairment	2,777	14,617	1,105	1,433	603	5	1,762	22,302
Totals:	$3,131	$14,949	$1,105	$3,957	$625	$5	$1,762	$25,534
Loans Receivable:
Originated Loans:	$232,892	$1,463,122	$101,692	$157,351	$51,393	$1,019	$-	$2,007,469
Acquired loans initially recorded at fair value:	33,905	113,973	-	18,888	13,230	10	-	180,006
Acquired loans with deteriorated credit:	1,340	721	-	907	234	-	-	3,202
Total Gross Loans:	$268,137	$1,577,816	$101,692	$177,146	$64,857	$1,029	$-	$2,190,677
Ending Balance: Loans individually
evaluated for impairment:
Originated Loans:	$2,896	$3,901	$-	$2,089	$1,007	$-	$-	$9,893
Acquired loans initially recorded at fair value:	4,099	5,273	-	512	285	-	-	10,169
Acquired loans with deteriorated credit:	1,340	721	-	865	34	-	-	2,960
Loans individually
evaluated for impairment:	$8,335	$9,895	$-	$3,466	$1,326	$-	$-	$23,022
Ending Balance: Loans collectively
evaluated for impairment:
Originated Loans:	$229,996	$1,459,221	$101,692	$155,262	$50,386	$1,019	$-	$1,997,576
Acquired loans initially recorded at fair value:	29,806	108,700	-	18,376	12,945	10	-	169,837
Acquired loans with deteriorated credit:	-	-	-	42	200	-	-	242
Loans collectively
evaluated for impairment:	$259,802	$1,567,921	$101,692	$173,680	$63,531	$1,029	$-	$2,167,655
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2019 (in thousands).

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the amount recorded in loans receivable at December 31, 2019. The table also details the amount of total loans receivable that are evaluated individually, and collectively, for impairment and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands).

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Originated Loans:	$2,374	$14,000	$1,003	$3,869	$313	$2	$189	$21,750
Acquired loans initially recorded at fair value:	335	-	-	-	-	-	-	335
Acquired loans with deteriorated credit:	39	168	-	64	3	-	-	274
Beginning Balance, January 1, 2019	2,748	14,168	1,003	3,933	316	2	189	22,359
Charge-offs:
Originated Loans:	1	111	-	145	-	-	-	257
Acquired loans initially recorded at fair value:	65	118	-	303	-	-	-	486
Sub-total:	66	229	-	448	-	-	-	743
Recoveries:
Originated Loans:	-	-	-	15	-	-	-	15
Acquired loans recorded at fair value:	3	10	-	5	16	-	-	34
Sub-total:	3	10	-	20	16	-	-	49
Provisions:
Originated Loans:	49	1,346	241	(794)	17	(2)	84	941
Acquired loans initially recorded at fair value:	(12)	166	-	1,101	(16)	-	-	1,239
Acquired loans with deteriorated credit:	-	(89)	-	(22)	-	-	-	(111)
Sub-total:	37	1,423	241	285	1	(2)	84	2,069
Totals:
Originated Loans:	2,422	15,235	1,244	2,945	330	-	273	22,449
Acquired loans initially recorded at fair value:	261	58	-	803	-	-	-	1,122
Acquired loans with deteriorated credit:	39	79	-	42	3	-	-	163
Ending Balance, December 31, 2019	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734
Ending Balance attributable to loans:
Individually evaluated for impairment:	380	342	-	2,518	24	-	-	3,264
Collectively evaluated for impairment:	2,342	15,030	1,244	1,272	309	-	273	20,470
Totals:	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734
Loans Receivable:
Originated Loans:	$212,020	$1,485,286	$104,996	$157,413	$50,100	$674	$-	$2,010,489
Acquired Loans:	35,010	118,577	-	19,319	14,302	8	-	187,216
Acquired loans with deteriorated credit:	1,351	3,113	-	910	236	-	-	5,610
Total Gross Loans:	$248,381	$1,606,976	$104,996	$177,642	$64,638	$682	$-	$2,203,315
Ending Balance: Loans individually
evaluated for impairment:
Originated Loans:	$2,983	$4,469	$-	$2,511	$963	$-	$-	$10,926
Acquired Loans:	4,121	5,649	-	560	288	-	-	10,618
Acquired loans with deteriorated credit:	1,351	3,113	-	867	37	-	-	5,368
Loans individually evaluated for impairment:	$8,455	$13,231	$-	$3,938	$1,288	$-	$-	$26,912
Ending Balance: Loans collectively evaluated for impairment:
Originated Loans:	$209,037	$1,480,817	$104,996	$154,902	$49,137	$674	$-	$1,999,563
Acquired Loans:	30,889	112,928	-	18,759	14,014	8	-	176,598
Acquired loans with deteriorated credit:	-	-	-	43	199	-	-	242
Loans collectively evaluated for impairment:	$239,926	$1,593,745	$104,996	$173,704	$63,350	$682	$-	$2,176,403

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months ended March 31, 2020 and 2019 (In thousands):

	Three Months Ended March 31,
	2020	2020	2019	2019

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with no related allowance recorded:
Residential one-to-four family	$1,995	$20	$3,073	$28
Commercial and Multi-family	4,185	45	12,221	134
Commercial business(1)	1,055	41	1,063	42
Home equity(2)	608	6	758	6
Sub-total:	$7,843	$112	$17,115	$210

Acquired loans initially recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$1,838	$18	$2,753	$25
Commercial and Multi-family	4,220	47	3,946	55
Commercial business(1)	92	-	53	1
Home equity(2)	204	3	230	3
Consumer	-	-	11	-
Sub-total	$6,354	$68	$6,993	$84

Acquired loans with deteriorated credit
with no related allowance recorded:

Residential one-to-four family(3)	$823	$14	$1,019	$16
Commercial and Multi-family(3)	1,917	7	6,050	6
Commercial business(1)(3)	866	2	785	-
Home equity(2)(3)	36	-	48	-
Sub-total:	$3,642	$23	$7,902	$22

Total Impaired Loans
with no related allowance recorded:	$17,839	$203	$32,010	$316

__________

(1)Includes business lines of credit.

(2)Includes home equity lines of credit.

(3)Does not include accretable yield on loans acquired with deteriorated credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three months ended March 31, 2020 and 2019. (In thousands):

	Three Months Ended March 31,
	2020	2020	2019	2019

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized
with an allowance recorded:
Residential one-to-four family	$945	$8	$2,941	$25
Commercial and Multi-family	-	-	56	-
Commercial business(1)	1,245	3	865	27
Home equity(2)	377	3	153	2
Sub-total:	$2,567	$14	$4,015	$54

Acquired loans initially recorded at fair value
with an allowance recorded:
Residential one-to-four family	$2,273	$26	$3,146	$24
Commercial and Multi-family	1,241	20	912	4
Commercial business(1)	445	-	-	-
Home equity(2)	83	1	84	2
Sub-total:	$4,042	$47	$4,142	$30

Acquired loans with deteriorated credit
with an allowance recorded:
Residential one-to-four family(3)	$523	$7	$366	$5
Sub-total:	$523	$7	$366	$5

Total Impaired Loans
with an allowance recorded:	$7,132	$68	$8,523	$89

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

March 31, 2020 and December 31, 2019. (In thousands):

	As of March 31, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:
Residential one-to-four family	$1,980	$2,080	$-	$2,010	$2,098	$-
Commercial and multi-family	3,901	3,945	-	4,469	4,527	-
Commercial business(1)	1,001	3,101	-	1,108	4,069	-
Home equity(2)	632	644	-	584	593	-
Sub-total:	$7,514	$9,770	$-	$8,171	$11,287	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:
Residential one-to-four family	$1,832	$1,939	$-	$1,843	$1,950	$-
Commercial and Multi-family	4,039	4,043	-	4,401	4,402	-
Commercial business(1)	-	-	-	183	589	-
Home equity(2)	202	203	-	205	206	-
Sub-total:	$6,073	$6,185	$-	$6,632	$7,147	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:
Residential one-to-four family	$819	$1,375	$-	$827	$1,383	$-
Commercial and Multi-family	721	1,776	-	3,113	4,166	-
Commercial business(1)	865	5,050	-	867	5,052	-
Home equity(2)	34	45	-	37	47	-
Sub-total:	$2,439	$8,246	$-	$4,844	$10,648	$-

Total Impaired Loans
with no related allowance recorded:	$16,026	$24,201	$-	$19,647	$29,082	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at March 31, 2020 and December 31, 2019. (In thousands):

	As of March 31, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:
Residential one-to-four family	$916	$917	$36	$973	$973	$48
Commercial business(1)	1,088	2,539	974	1,403	3,037	1,029
Home equity(2)	375	380	18	379	382	20
Sub-total:	$2,379	$3,836	$1,028	$2,755	$4,392	$1,097

Acquired loans initially recorded at fair
value with an allowance
recorded:
Residential one-to-four family	$2,267	$2,284	$313	$2,278	$2,293	$325
Commercial and Multi-family	1,234	1,431	332	1,248	1,442	342
Commercial business(1)	512	2,030	1,550	377	1,489	1,489
Home equity(2)	83	83	4	83	83	4
Sub-total	$4,096	$5,828	$2,199	$3,986	$5,307	$2,160

Acquired loans with deteriorated
credit with an allowance
recorded:
Residential one-to-four family	$521	$569	$5	$524	$571	$7
Sub-total:	$521	$569	$5	$524	$571	$7

Total Impaired Loans
with an allowance recorded:	$6,996	$10,233	$3,232	$7,265	$10,270	$3,264

Total Impaired Loans
with no related allowance recorded:	$16,026	$24,201	$-	$19,647	$29,082	$-

Total Impaired Loans:	$23,022	$34,434	$3,232	$26,912	$39,352	$3,264

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructured (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a concession that would otherwise not be granted to the borrower. If a Paycheck Protection Plan (“PPP”) loan that was current at December 31, 2019 and modified due to the COVID-19 pandemic, it is not considered a TDR. The types of concessions granted generally include, but are not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

	At March 31, 2020	At December 31, 2019
	(In thousands)
Recorded investment in TDRs:
Accrual status	$16,346	$17,030
Non-accrual status	1,103	702
Total recorded investment in TDRs	$17,449	$17,732

TDRs restructured for the three months ended March 31, 2020 totaled $216,102 for one contract and $1,378,000 for three contracts for the three months ended March 31, 2019.

There were no TDRs for which there was a payment default within twelve months of restructuring during the three months ended March 31, 2020 or the three months ended March 31, 2019.

The following table sets forth the delinquency status of total loans receivable as of March 31, 2020:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,117	$-	$-	$1,117	$231,775	$232,892	$-
Commercial and multi-family	3,805	-	76	3,881	1,459,241	1,463,122	-
Construction	-	-	-	-	101,692	101,692	-
Commercial business(1)	3,086	-	1,051	4,137	153,214	157,351	-
Home equity(2)	611	400	27	1,038	50,355	51,393	-
Consumer	-	-	-	-	1,019	1,019	-

Sub-total:	$8,619	$400	$1,154	$10,173	$1,997,296	$2,007,469	$-

Acquired loans initially recorded at fair value:
Residential one-to-four family	$624	$-	$450	$1,074	$32,831	33,905	$-
Commercial and multi-family	1,000	-	631	1,631	112,342	113,973	-
Commercial business(1)	580	107	513	1,200	17,688	18,888	-
Home equity(2)	296	-	-	296	12,934	13,230	-
Consumer	-	-	-	-	10	10	-
			-
Sub-total:	$2,500	$107	$1,594	$4,201	$175,805	$180,006	$-

Acquired loans with deteriorated credit:
Residential one-to-four family	$162	$-	$-	$162	$1,178	1,340	$-
Commercial and multi-family	-	-	122	122	599	721	-
Commercial business(1)	-	-	854	854	53	907	-
Home equity(2)	-	-	-	-	234	234	-
						-
Sub-total:	$162	$-	$976	$1,138	$2,064	$3,202	$-

Total	$11,281	$507	$3,724	$15,512	$2,175,165	$2,190,677	$-

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at March 31, 2020 and December 31, 2019, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2020 and December 31, 2019, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan. Loans subject to COVID-19-related modifications are not be reported as non-accrual, in accordance with regulatory guidance.

	As of March 31, 2020	As of December 31, 2019
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$788	$590
Commercial and multi-family	218	761
Commercial business(1)	1,189	1,428
Home equity(2)	294	347

Sub-total:	2,489	3,126

Acquired loans initially recorded at fair value:
Residential one-to-four family	602	291
Commercial and multi-family	758	217
Commercial business(1)	513	513
Home equity(2)	-	13

Sub-total:	1,873	1,034

Total	$4,362	$4,160

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the three months ended March 31, 2020 and December 31, 2019 would have been approximately $894,000 and $967,000, respectively. Interest income recognized on loans returned to accrual was approximately $459,000 and $1.1 million, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At March 31, 2020 and December 31, 2019, there were $0 and $795,000, respectively, of loans which were more than ninety days past due and still accruing interest.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $1.1 million at March 31, 2020, and $3.5 million at December 31, 2019.

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

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of March 31, 2020, we had $0 in assets classified as losses, and $9.9 million in assets classified as substandard, of which $9.9 million were classified as impaired. The loans classified as substandard are secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of March 31, 2020. (In thousands). As of March 31, 2020, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Originated loans:
Residential one-to-four family	$231,046	$1,058	$788	$232,892
Commercial and multi-family	1,457,940	3,987	1,195	1,463,122
Construction	101,692	-	-	101,692
Commercial business(1)	153,134	2,481	1,736	157,351
Home equity(2)	51,099	-	294	51,393
Consumer	1,016	3	-	1,019
Sub-total:	$1,995,927	$7,529	$4,013	$2,007,469

Acquired loans initially recorded at fair value:
Residential one-to-four family	$33,209	$-	$696	$33,905
Commercial and multi-family	110,565	195	3,213	113,973
Commercial business(1)	17,246	1,130	512	18,888
Home equity(2)	13,213	-	17	13,230
Consumer	10	-	-	10
Sub-total:	$174,243	$1,325	$4,438	$180,006

Acquired loans with deteriorated credit:
Residential one-to-four family	$782	$245	$313	$1,340
Commercial and multi-family	491	-	230	721
Commercial business(1)	1	52	854	907
Home equity(2)	200	-	34	234
Sub-total:	$1,474	$297	$1,431	$3,202

Total Gross Loans	$2,171,644	$9,151	$9,882	$2,190,677

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of December 31, 2019. (In thousands). As of December 31, 2019, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total
Originated loans:
Residential one-to-four family	$210,094	$1,336	$590	$212,020
Commercial and multi-family	1,478,472	4,043	2,771	1,485,286
Construction	104,996	-	-	104,996
Commercial business(1)	153,464	1,796	2,153	157,413
Home equity(2)	49,753	-	347	50,100
Consumer	670	4	-	674
Sub-total:	$1,997,449	$7,179	$5,861	$2,010,489

Acquired loans initially recorded at fair value:
Residential one-to-four family	$34,624	$-	$386	35,010
Commercial and multi-family	115,130	583	2,864	118,577
Commercial business(1)	17,648	1,159	512	19,319
Home equity(2)	14,270	-	32	14,302
Consumer	8	-	-	8
Sub-total:	$181,680	$1,742	$3,794	$187,216

Acquired loans with deteriorated credit:
Residential one-to-four family	$788	$248	$315	1,351
Commercial and multi-family	-	493	2,620	3,113
Commercial business(1)	-	54	856	910
Home equity(2)	199	-	37	236
Sub-total:	$987	$795	$3,828	$5,610

Total Gross Loans	$2,180,116	$9,716	$13,483	$2,203,315

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

The Company believes that the fair values of our goodwill intangible assets were in excess of their carrying amounts and there was no impairment at March 31, 2020.

Amortization expense of the core deposit intangibles was $18,000 and $19,000 for the three months ended March 31, 2020 and 2019, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at March 31, 2020 was $281,000 and $5.2 million, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at March, 31, 2019 was $352,000 and $5.2 million, respectively.

The temporary COVID-19 pandemic has clearly caused disruption to the global economy, but the extent and duration of the disruption is uncertain at this time. Accordingly, and in consideration of the relatively recent decline of the stock price below carrying value, management feels that it is not more likely than not that this circumstance indicates that the fair value of the Company is less than its carrying amount, including goodwill, as of March 31, 2020. Management will continue to monitor the activity for loan deferment requests and delinquencies on a regular basis. Given the evolving situation, the need for further goodwill impairment testing will likely be assessed again as of June 30, 2020.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2020:
Securities
Debt Securities Available for Sale	$95,429	$-	$95,429	$-
Marketable Equities	$1,580	$1,580	$-	$-
Total Securities	$97,009	$1,580	$95,429	$-

As of December 31, 2019:
Securities
Debt Securities Available for Sale	$91,613	$-	$91,613	$-
Marketable Equities	$2,500	$2,500	$-	$-
Total Securities	$94,113	$2,500	$91,613	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2020 and 2019.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2020
Impaired Loans	$3,764	$-	$-	$3,764

As of December 31, 2019:
Impaired Loans	$4,001	$-	$-	$4,001
Other real estate owned	$1,623	$-	$-	$1,623

Note 10 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2020 and December 31, 2019 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
March 31, 2020:
Impaired Loans	$3,764	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2019:
Impaired Loans	$4,001	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,623	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not objectively determinable.

(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019.

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

Note 10 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2020 and December 31, 2019 consisted of the loan balances of $7.0 million net of a valuation allowance of $3.2 million and $7.3 million net of a valuation of loan allowance of $3.3 million, respectively.

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

Off-Balance Sheet Financial Instruments (Carried at Cost)

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

Note 10 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$595,186	$595,186	$595,186	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	95,429	95,429	-	95,429	-
Equity investments	1,580	1,580	1,580	-	-
Loans held for sale	838	838	-	838	-
Loans receivable, net	2,164,057	2,196,865	-	-	2,196,865
FHLB of New York stock, at cost	14,586	14,586	-	14,586	-
Accrued interest receivable	8,936	8,936	-	8,936	-
Other Real Estate Owned	1,623	1,623	-	-	1,623

Financial liabilities:
Deposits	2,375,721	2,389,843	1,303,588	1,086,255	-
Borrowings	262,800	266,513	-	266,513	-
Subordinated debentures	36,868	37,322	-	37,322	-
Accrued interest payable	2,192	2,192	-	2,192	-

	As of December 31, 2019

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$550,353	$550,353	$550,353	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	91,613	91,613	-	91,613	-
Equity investments	2,500	2,500	2,500	-	-
Loans held for sale	917	917	-	917	-
Loans receivable, net	2,178,407	2,199,497	-	-	2,199,497
FHLB of New York stock, at cost	13,821	13,821	-	13,821	-
Accrued interest receivable	8,318	8,318	-	8,318	-
Other Real Estate Owned	1,623	1,623	-	-	1,623

Financial liabilities:
Deposits	2,362,063	2,375,089	1,231,658	1,143,431	-
Borrowings	245,800	245,176	-	245,176	-
Subordinated debentures	36,810	36,947	-	36,947	-
Accrued interest payable	2,708	2,708	-	2,708	-

Note 11 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $756,000 and $989,000 at March 31, 2020 and 2019, respectively.

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

Note 12 – Lease Obligations

The Company leases 28 of our offices under various operating lease agreements. The leases have remaining terms of one year to 13 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s adoption of ASU 2016-02, Leases, (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$854	$750
Variable lease cost-operating leases	$202	$132

	At March 31, 2020	At December 31, 2019
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$14,084	$13,246

Current liabilities	$2,816	$2,590
Operating lease liabilities (noncurrent portion)	11,430	10,790
Total operating lease liabilities	$14,246	$13,380

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

Weighted Average Remaining Lease Term	Operating Leases		Operating Leases
Operating leases	6.81	years	6.69	years

Weighted Average Discount Rate
Operating leases	3.08%		3.16%

The following table summarizes the Company’s maturity of lease obligations for operating and finance leases at March 31, 2020 and December 31, 2019. (in thousands):

Maturities of lease liabilities:
	At March 31, 2020	At December 31, 2019
	Operating Leases	Operating Leases
One year or less	$2,816	$2,590
Over one year through three years	4,746	4,713
Over three years through five years	2,800	2,736
Over five years	3,884	3,341
Total	$14,246	$13,380

Note 13 – Subsequent Events

On April 22, 2020, the Board of Directors of the Company declared a common stock dividend of $0.14 per share to shareholders of record on May 8, 2020 with a payment date of May 22, 2020.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

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

Factors that could cause future results to vary from current management expectations as reflected in our forward-looking statements include, but are not limited to:

•unfavorable economic conditions in the United States generally and particularly in our primary market area;

•the effects of declines in housing markets and real estate values that may adversely impact the collateral underlying our loans;

•increase in unemployment levels and slowdowns in economic growth;

•our level of non-performing assets and the costs associated with resolving any problem loans including litigation and other costs;

•the impact of changes in interest rates and the credit quality and strength of underlying collateral and the effect of such changes on the market value of our loan and investment securities portfolios;

•the credit risk associated with our loan portfolio;

•changes in the quality and composition of the Bank’s loan and investment portfolios;

•changes in our ability to access cost-effective funding;

•deposit flows;

•legislative and regulatory changes, including increases in Federal Deposit Insurance Corporation, or FDIC, insurance rates;

•monetary and fiscal policies of the federal government;

•changes in tax policies, rates and regulations of federal, state and local tax authorities;

•inflation;

•demands for our loan products;

•demand for financial services;

•competition;

•changes in the securities or secondary mortgage markets;

•changes in management’s business strategies;

•our ability to enter new markets successfully;

•our ability to successfully integrate acquired businesses;

•changes in consumer spending;

•our ability to retain key employees;

•the effects of any reputational, credit, interest rate, market, operational, legal, liquidity, or regulatory risk;

•expanded regulatory requirements as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which could adversely affect operating results;

•the global spread of COVID-19 and the impact that it is having on the United States, in general, and New Jersey and New York, in particular (see Item 1.A. Risk Factors); and

•other factors discussed elsewhere in this report, and in other reports we filed with the SEC, including under “Risk Factors” in Part I, Item 1A of our annual Report on Form 10-K and our other periodic reports that we file with the SEC.

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this Form 10-Q. We do not assume any obligation to revise forward-looking statements except as may be required by law.

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2020, we had approximately $2.942 billion in consolidated assets, $2.376 billion in deposits and $240.6 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2020 the Bank operated through thirty branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Maplewood, Monroe Township, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and to invest funds held in deposit accounts at the Bank, together with funds generated from operations, in loans and investment securities. We offer our customers:

•loans, including commercial and multi-family real estate loans, one- to four-family mortgage loans, home equity loans, construction loans, consumer loans and commercial business loans. In recent years the primary growth in our loan portfolio has been in loans secured by commercial real estate and multi-family properties;

•FDIC-insured deposit products, including savings and club accounts, interest and non-interest bearing demand accounts, money market accounts, certificates of deposit and individual retirement accounts; and

•retail and commercial banking services including wire transfers, money orders, safe deposit boxes, a night depository, debit cards, online banking, mobile banking, gift cards, fraud detection (positive pay), and automated teller services.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2020, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2, Critical Accounting Policies, to the unaudited Consolidated Financial Statements. There has been no change in critical accounting policies since the Company’s last annual report on Form 10-K.

COVID-19 Overview

With the global outbreak of the Coronavirus Disease 2019 (“COVID-19”) and the declaration of a pandemic by the World Health Organization on March 11, 2020, the Company remains focused on protecting the health and wellbeing of its employees and the communities in which it operates while assuring the continuity of its business operations.

 The Company activated its dedicated pandemic team that proactively implemented its business continuity plans and has taken a variety of measures to ensure the ongoing availability of its services, while taking health and safety measures, implementing enhanced cleaning and hygiene protocols in all of its facilities and implementing remote work policies, where possible. To date, as a result of these business continuity measures, the Company has not experienced significant disruptions in the Company’s operations.

We believe we have sufficient liquidity on hand to continue business operations during this volatile period. As disclosed in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q as of March 31, 2020, the Company has over $500 million of cash on hand and available wholesale borrowing capacity of $700 million.

COVID-19 Response

•Operational Initiatives

oPandemic response team meets on a weekly basis and actively monitors guidance released by regulators, and banking associations.

oAll in-person meetings have been cancelled until further notice.

oEmployees are working remotely, temporarily relocated or are working alternate days to increase social distancing.

oBranch and operational offices are cleaned and sanitized regularly. This practice will continue through at least mid-May. Employees have access to masks, gloves and disinfectant.

oBeginning on March 19, Branch lobbies were closed to lessen the spread of the virus and protect both our employees and customers. Drive through facilities remain open and branch lobby services are available by appointment.

oManagement provides updates to employees on a regular basis.

oCall Center is open seven days a week to assist with customer inquiries.

•Loan Loss Reserve

oAlthough several of the Company’s asset quality metrics have not significantly been adversely affected during the first quarter of 2020, management determined it is prudent to increase its loan loss reserves through the addition of $1.5 million in loan loss provisions for the quarter ended March 31, 2020 due primarily to the weakening local economy as a result of the COVID-19 pandemic. This compares to a credit to the provision for loan losses of $475,000 during the previous quarter and a $889,000 provision for loan losses in the first quarter a year ago. The loan loss reserve to total loans ratio was 1.17 percent at March 31, 2020 compared to 0.99 percent at March 31, 2019. The increased reserve includes provisions taken in response to changes in risks associated with loan classification assignments and a declining economy in New Jersey and New York. The Bank considered qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of borrowers. All of these factors are likely to be affected by the COVID-19 pandemic.

•Loan Deferment Requests

oThe Bank, like other financial institutions, has received significant numbers of requests to defer principal and/or interest payments, and has agreed to such deferrals or is in the process of doing so. The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, are encouraging financial institutions to work prudently with borrowers who request loan modifications or deferrals as a result of COVID-19.

oThe Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

oThe Bank began receiving requests for loan deferments on March 13, 2020. The forbearance period provided by the Bank is generally three months with the Bank retaining the sole option to extend the forbearance period for an additional three months. Payments received upon the expiration of the forbearance period will first be applied to interest accrued, then towards escrow advances, and any remaining amount towards principal.

The following is a summary of deferment requests by loan type as of March 31, 2020 (dollars in thousands):

	Number of Loans	Balance ($000s)	Weighted AverageInterest Rate
Residential one-to-four family	71	$29,693	4.3%
Commercial and multi-family	296	331,614	4.4
Construction	3	10,525	5.3
Commercial business(1)	68	25,680	5.7
Home equity(2)	22	4,332	4.5
	460	$401,844	4.5%

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

•Paycheck Protection Program (PPP)

oAs a qualified Small Business Association (“SBA”) lender, we were automatically authorized to originate PPP loans.

oAn eligible business can apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

oThrough April 15, 2020, the Bank had closed and funded approximately $56 million in PPP loans.

oDue to the volume of applications received, the Bank had to suspend accepting any additional requests for PPP loans as of April 10, 2020 until further notice.

•Industry Exposure

oThe Company has identified various industries that may be particularly adversely impacted by the COVID-19 pandemic. Though the hotspots may change through the progression of the pandemic, the following sectors are currently being disproportionately impacted: Strip Retail, Hospitality/Hotel, Retail, Golf Courses, and Restaurants. At March 31, 2020, the Bank’s exposure as a percent of the total loan portfolio to these industries was 6%, 4%, 3%, 3% and 2%, respectively.

•IT Changes

oTo protect the well-being of our staff and customers, the Company has set up resources for some employees to work from home. To facilitate the move, we allocated laptop computers to staff and enhanced our ability to network offsite via remote VPN with RSA-2 factor authentication.

•Liquidity and Capital Resources

oThe Company was well positioned with adequate levels of cash and liquid assets as of March 31, 2020, as well as wholesale borrowing capacity of over $700 million, to fund PPP loans in April, totaling approximately $100 million, and to cover the lack of payments for COVID-19 loan deferments. At March 31, 2020, the Company’s equity to asset ratio was 8.18% and the Bank’s capital was in excess of regulatory requirements. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter. The Company had $1.3 million of stock repurchases for the first quarter of 2020, but is considering the suspension of the program in the second quarter of 2020.

Financial Condition

Total assets increased by $34.5 million, or 1.2 percent, to $2.942 billion at March 31, 2020 from $2.907 billion at December 31, 2019. The increase in total assets was mainly related to increases in total cash and cash equivalents, partly offset by a decrease in net loans receivable.

Total cash and cash equivalents increased by $44.8 million, or 8.1 percent, to $595.2 million at March 31, 2020 from $550.4 million at December 31, 2019. This increase resulted from the curtailment of loan growth and increases in FHLB advances and deposits.

Loans receivable, net decreased by $14.4 million, or 0.7 percent, to $2.164 billion at March 31, 2020 from $2.178 billion at December 31, 2019. The decrease in loans over the first quarter of 2020 was a result of management’s efforts to continue curtailing loan growth in 2020. Total loan decreases for 2020 included $29.2 million in commercial real estate and multi-family loans, $3.3 million in construction loans, and $496,000 in commercial business loans, partly offset by increases of $19.8 million in residential one-to-four family loans, $347,000 in consumer loans and $219,000 in home equity loans. The allowance for loan losses increased $1.8 million to $25.5 million, or 585.4 percent of non-accruing loans and 1.17 percent of gross loans, at March 31, 2020 as compared to an allowance for loan losses of $23.7 million, or 570.5 percent of non-accruing loans and 1.08 percent of gross loans, at December 31, 2019.

Total investment securities increased by $2.9 million, or 3.1 percent, to $97.0 million at March 31, 2020 from $94.1 million at December 31, 2019, representing purchases of $7.5 million in securities, partly offset by normal repayments, calls, and maturities.

Deposit liabilities increased by $13.7 million, or 0.6 percent, to $2.376 billion at March 31, 2020 from $2.362 billion at December 31, 2019. The increases in deposit liabilities mainly related to the continued maturation of the branches opened over the last four years. Total increases for the first quarter of 2020 included $34.6 million in NOW deposit accounts, $21.5 million in non-interest-bearing deposit accounts, and $16.2 million in money market checking accounts, partly offset by a decrease of $58.3 million in certificates of deposit, including listing service and brokered deposit accounts, as well as a decrease of $255,000 in savings and club accounts. Listing service and brokered reciprocal certificates of deposit, which were used as additional sources of deposit liquidity to fund loan growth, totaled $7.5 million and $73.3 million, respectively, at March 31, 2020.

Debt obligations increased by $17.1 million, or 6.0 percent, to $299.7 million at March 31, 2020 from $282.6 million at December 31, 2019. The weighted average interest rate of FHLB advances was 2.07 percent at March 31, 2020 and 2.16 percent at December 31, 2019. The fixed interest rate of subordinated debt balances was 5.625 percent at March 31, 2020 and December 31, 2019.

Stockholders’ equity increased by $1.2 million, or 0.5 percent, to $240.7 million at March 31, 2020 from $239.5 million at December 31, 2019. Accumulated other comprehensive income increased $2.5 million to $271,000 at March 31, 2020 from a loss of $2.2 million at December 31, 2019, related to significant improvements in the value of available-for-sale securities, as a result of the general decrease in market interest rates. Treasury stock increased $1.3 million to $23.3 million at March 31,

2020 from $22.0 million at December 31, 2019, related to the repurchase of Company common shares. Retained earnings decreased by $261,000 to $48.2 million at March 31, 2020 from $48.4 million at December 31, 2019, related to the effect of net dividends paid and net income in the current quarter.

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

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,185,753	$26,814	4.91%	$2,317,250	$28,233	4.87%
Investment Securities	92,306	571	2.47%	139,171	898	2.58%
Interest-earning deposits	580,623	2,034	1.40%	173,076	1,347	3.11%
Total Interest-earning assets	2,858,682	29,419	4.12%	2,629,497	30,478	4.64%
Non-interest-earning assets	73,509			60,741
Total assets	$2,932,191			$2,690,238
Interest-bearing liabilities:
Interest-bearing demand accounts	$407,339	$858	0.84%	$341,659	$604	0.71%
Money market accounts	321,233	1,350	1.68%	237,011	972	1.64%
Savings accounts	259,721	105	0.16%	260,524	113	0.17%
Certificates of Deposit	1,120,060	6,432	2.30%	1,085,299	5,990	2.21%
Total interest-bearing deposits	2,108,353	8,745	1.66%	1,924,493	7,679	1.60%
Borrowed funds	284,830	1,896	2.66%	283,460	1,897	2.68%
Total interest-bearing liabilities	2,393,183	10,641	1.78%	2,207,953	9,576	1.74%
Non-interest-bearing liabilities	299,679			275,575
Total liabilities	2,692,862			2,483,528
Stockholders' equity	239,329			206,710
Total liabilities and stockholders' equity	$2,932,191			$2,690,238
Net interest income		$18,778			$20,902
Net interest rate spread(1)			2.34%			2.90%
Net interest margin(2)			2.63%			3.18%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

Results of Operations comparison for the Three Months Ended March 31, 2020 and 2019

Net income decreased by $2.9 million, or 53.8 percent, to $2.5 million for the three months ended March 31, 2020 from $5.5 million for the three months ended March 31, 2019. The decrease in net income was primarily related to a decrease in total interest income, an increase in total interest expense, a decrease in total non-interest income, an increase in the provision for loan losses, an increase in total non-interest expense, partly offset by a decrease in the income tax provision for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Net interest income decreased by $2.1 million, or 10.2 percent, to $18.8 million for the three months ended March 31, 2020 from $20.9 million for the three months ended March 31, 2019. The decrease in net interest income resulted primarily from a decrease in the average yield on interest-earning assets of 52 basis points to 4.12 percent for the three months ended March 31, 2020 from 4.64 percent for the three months ended March 31, 2019, partly offset by an increase in the average balance of interest-earning assets of $229.2 million, or 8.7 percent, to $2.859 billion for the three months ended March 31, 2020 from $2.629 billion for the three months ended March 31, 2019. Interest expense increased related to an increase in the average balance of interest-bearing liabilities of $185.2 million, or 8.4 percent, to $2.393 billion for the three months ended March 31, 2020 from $2.208 billion for the three months ended March 31, 2019, as well as an increase in the average rate on interest-bearing liabilities of four basis points to 1.78 percent for the three months ended March 31, 2020 from 1.74 percent for the three months ended March 31, 2019.

Interest income on loans receivable decreased by $1.4 million, or 5.0 percent, to $26.8 million for the three months ended March 31, 2020 from $28.2 million for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in the average balance of loans receivable of $131.5 million, or 5.7 percent, to $2.186 billion for the three months ended March 31, 2020 from $2.317 billion for the three months ended March 31, 2019, partly offset by an increase in the average yield on loans of four basis points to 4.91 percent for the three months ended March 31, 2020 from 4.87 percent for the three months ended March 31, 2019. The Company curtailed loan growth in the second half of 2019 and in the first three months of 2020, reducing the average balance of loans receivable for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The higher average balance of loans for the three months ended March 31, 2019 primarily related to the high loan growth levels in 2018. Interest income on loans also included $465,000 of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the three months ended March 31, 2020, which added approximately seven basis points to the average yield on interest earning assets.

Interest income on securities decreased by $327,000 or 36.4 percent, to $571,000 for the three months ended March 31, 2020 from $898,000 for the three months ended March 31, 2019. This decrease was primarily due to a decrease in the average balance of securities of $46.9 million, or 33.7 percent, to $92.3 million for the three months ended March 31, 2020 from $139.2 million for the three months ended March 31, 2019, as well as a decrease in the average yield on securities of 11 basis points to 2.47 percent for the three months ended March 31, 2020 from 2.58 percent for the three months ended March 31, 2019. The decrease in the average balance of securities resulted from repayments, calls, and maturities, partly offset by purchases of new securities.

Interest income on other interest-earning assets increased by $687,000, or 51.0 percent to $2.0 million for the three months ended March 31, 2020 from $1.3 million for the three months ended March 31, 2019. This increase was primarily due to an increase in the average balance of other interest earning assets of $407.5 million, or 235.5 percent, to $580.6 million for the three months ended March 31, 2020 from $173.1 million for the three months ended March 31, 2019, partly offset by a decrease in the average yield on other interest-earning assets of 171 basis points to 1.40 percent for the three months ended March 31, 2020 from 3.11 percent for the three months ended March 31, 2019. The increase in the average balance of other interest-earning assets related to the curtailment of loan growth beginning in 2019, high levels of loan prepayments, an increase in deposits, and the Company’s strategy of maintaining strong levels of liquidity. The decrease in the average yield on other interest-earning assets correlated to the decreases in the fed funds rate that have occurred over the last 12 months.

Total interest expense increased by $1.1 million, or 11.1 percent, to $10.6 million for the three months ended March 31, 2020 from $9.5 million for the three months ended March 31, 2019. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $185.2 million, or 8.4 percent, to $2.393 billion for the three months ended March 31, 2020 from $2.208 billion for the three months ended March 31, 2019, as well as an increase in the average rate on interest-bearing liabilities of four basis points to 1.78 percent for the three months ended March 31, 2020 from 1.74 percent for the three months ended March 31, 2019. The increase in the average balance of interest-bearing liabilities primarily resulted from increased deposits, including those from new branches opened over the last few years. The increase in the cost of funds resulted from higher rates offered on our deposits, mainly on certificates of deposits that have or will mature in 2020. The higher rates offered in the prior year resulted from market competition.

Total deposit interest expense increased by $1.0 million, or 13.9 percent, to $8.7 million for the three months ended March 31, 2020 from $7.7 million for the three months ended March 31, 2019. This increase resulted primarily from an increase in the average balance of deposits of $183.9 million, or 9.6 percent, to $2.108 billion for the three months ended March 31, 2020 from $1.924 billion for the three months ended March 31, 2019, as well as an increase in the average rate on deposits of six basis points to 1.66 percent for the three months ended March 31, 2020 from 1.60 percent for the three months ended March 31, 2019. The increase in the average balance of deposits primarily resulted from new branches opened over the last few years. The increase in the cost of funds primarily related to higher market interest rates through mid-2019, mainly on certificates of deposits that have or will mature in 2020. The higher rates offered in the prior year resulted from market competition. As these time deposits mature, the new rates are expected to be significantly lower based on current market conditions.

Total borrowing interest expense was $1.9 million for each of the three-month periods. The average balance of borrowings increased by $1.4 million, or 0.48 percent, to $284.8 million for the three months ended March 31, 2020 from $283.4 million for the three months ended March 31, 2019, partly offset by a slight decrease in the average rate on borrowings of two basis points to 2.66 percent for the three months ended March 31, 2020 from 2.68 percent for the three months ended March 31, 2019.

Net interest margin was 2.63 percent for the three months ended March 31, 2020 and 3.18 percent for the three months ended March 31, 2019. The decrease in the net interest margin was the result of the current volatile financial market attributable to the COVID-19 pandemic, as well as competitive pressures on cost of funds over the last twelve months.

The provision for loan losses increased by $611,000, to $1.5 million for the three months ended March 31, 2020 from $889,000 for the three months ended March 31, 2019, primarily due to factors related to the COVID-19 pandemic. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended March 31, 2020, the Company experienced $301,000 in net recoveries compared to $244,000 in net charge-offs for the three months ended March 31, 2019. The Bank had non-accrual loans totaling $4.4 million, or 0.20 percent, of gross loans at March 31, 2020 as compared to $5.7 million, or 0.24 percent, of gross loans at March 31, 2019. The allowance for loan losses was $25.5 million, or 1.17 percent of gross loans at March 31, 2020, and $23.0 million, or 0.99 percent of gross loans at March 31, 2019. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2020 and March 31, 2019.

Total non-interest income decreased by $977,000, or 58.9 percent, to $683,000 for the three months ended March 31, 2020 from $1.7 million for the three months ended March 31, 2019. The decrease in total non-interest income was mainly related to a net increase of $731,000 in unrealized losses on equity securities, the result of current market conditions, a decrease of $257,000 in gains on sales of loans, a decrease of $157,000 in fees and service charges, a decrease of $107,000 in gains on sales of impaired loans, partly offset by an increase in other non-interest income of $283,000. The lower level of loan sales and fees and service charges was attributable to the curtailment of loan growth. The increase in other non-interest income related primarily to the reversal of certain liabilities previously recorded for IAB acquired loans that paid off this quarter.

Total non-interest expense increased by $587,000, or 4.3 percent, to $14.4 million for the three months ended March 31, 2020 from $13.8 million for the three months ended March 31, 2019.

Salaries and employee benefits expense increased by $474,000, or 6.9 percent, to $7.4 million for the three months ended March 31, 2020 from $6.9 million for the three months ended March 31, 2019, primarily related to normal compensation increases and a lower reduction of expense ($150,000) due to a much lower level of loan originations in accordance with ASC 310.

Occupancy and equipment expense increased by $194,000, or 7.4 percent, to $2.8 million for the three months ended March 31, 2020 from $2.6 million for the three months ended March 31, 2019, largely related to costs incurred for an upcoming de novo branch set to open later in the year, as well as the opening of two de novo branches and the relocation of one of our existing branches during 2019.

Data processing and service fees increased by $217,000, or 30.1 percent, largely attributable to additional branches and system applications.

Regulatory assessments decreased by $136,000, or 29.8 percent, to $321,000 for the three months ended March 31, 2020 from $457,000 for the three months ended March 31, 2019. The decrease was primarily due to a decrease in the FDIC assessment rate, partly offset by an increase in the FDIC assessment base.

There were also less significant variances in professional fee expense, advertising expense, other real estate owned, directors fees, and other costs, which netted to a decrease in expenses of $162,000 for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses.

The income tax provision decreased by $1.4 million, or 56.0 percent, to $1.1 million for the three months ended March 31, 2020 from $2.4 million for the three months ended March 31, 2019. The decrease in the income tax provision was a result of lower taxable income for the three months ended March 31, 2020 as compared to that same period for 2019. The consolidated effective tax rate for the three months ended March 31, 2020 was 29.9 percent compared to 31.0 percent for the three months ended March 31, 2019. The lower rate in the current period related primarily to a one percent reduction in the New Jersey surtax rate.

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

At March 31, 2020 and December 31, 2019, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $299.7 million at March 31, 2020 and $282.6 million at December 31, 2019. The average rate of FHLB advances was 2.07 percent at March 31, 2020 and 2.16 percent at December 31, 2019. The subordinated debentures have a ten-year term and will bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debentures to determine alternative reference rates, and does not anticipate there will be a significant financial statement impact.

The Company had the ability at March 31, 2020 to obtain additional funding from the FHLB of up to $226.3 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $874.1 million at March 31, 2020. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of March 31, 2020, as well as wholesale borrowing capacity of over $700 million, to fund PPP loans in April, totaling approximately $100 million, and to cover the decrease in cash flow resulting from COVID-19 loan deferments.

At March 31, 2020 and December 31, 2019, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized”.

Capital Resources

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

The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer was phased in starting at 0.625% in 2016 and increased by 0.625% annually until it reached 2.5% in 2019. Beginning in the first quarter of 2020, the Bank will no longer be subject to the Basel III capital and capital conservation buffer requirements as detailed below. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, effective for September 30, 2018, bank holding companies with consolidated assets of less than $3 billion, and not involved in any significant non-banking activity, are no longer required to file Federal Reserve Board reports for holding companies. As such, the Company is no longer subject to capital adequacy requirements.

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. On November 4, 2019, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020, or wait until the quarter beginning April 1, 2020. The Company has decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9%.

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

At March 31, 2020, and December 31, 2019, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of March 31, 2020:
Bank
Community Bank Leverage Ratio (Tier 1 Capital to average assets)	$269,520	9.22%	$116,989	4.00%	$146,237	9.00%

As of December 31, 2019:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$295,298	13.84%	$170,750	8.00%	$213,437	10.00%
Tier 1 capital (to risk-weighted assets)	271,564	12.72	128,062	6.00	170,750	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	271,564	12.72	96,047	4.50	138,734	6.50
Tier 1 capital (to average assets)	271,564	9.51	114,174	4.00	142,718	5.00

The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter. The Company had $1.3 million of stock repurchases for the first quarter of 2020, but is considering the suspension of the program in the second quarter of 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Continued)

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2020. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of March 31, 2020.

The following table sets forth the Company’s NPV as of that date (dollars in thousands).

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$255,240	$(24,173)	(8.65)%	9.08%	(33)	bps
+200bp	269,207	(10,205)	(3.65)	9.39	(2)	bps
+100bp	273,813	(5,599)	(2.00)	9.40	(1)	bps
PAR	279,412	-	-	9.41	-	bps
-100bp	321,008	41,596	14.89	10.56	115	bps

bp – basis points

The table above indicates that as of March 31, 2020, in the event of a 100 basis point increase in interest rates, we would experience a decrease to 9.40% in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of March 31, 2020, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additionsl to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

We could be adversely affected by the global spread of COVID-19 and by the impact that it is having on the United States, in general, and New Jersey and New York, in particular.

It has been reported that the novel coronavirus (“COVID-19”) has infected over three million individuals across the world, resulting in hundreds of thousands of deaths. The World Health Organization has declared that COVID-19 is a global pandemic. The United States has been particularly impacted, leading the world in reported confirmed cases. New Jersey, where our business is generally concentrated, has reported the second most confirmed cases of COVID-19 of any state in the United States, trailing only New York. This public health crisis has already had a significant impact on the global economy and the United States economy, and the full fallout from the pandemic and its long-term impact on economies, markets, industries and financial institutions is not known at this time, and it may take years to fully determine COVID-19’s economic impact.

The occurrence of events which adversely affect the global and United States economy may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us, including banking, borrowing and other financial transactions. A strong and stable economy at each of the local, United States and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control which disrupt the New Jersey, New York, United States and/or global economy may therefore negatively impact our business and financial condition. A public health crisis such as the COVID-19 pandemic is no exception, and the adverse health and economic effects of this pandemic may adversely impact our business and financial condition.

On March 21, 2020, New Jersey Governor Phil Murphy signed Executive Order No. 107, which imposed a statewide “stay-at-home” order and closure of non-essential retail businesses. The introduction of mandatory social distancing measures, such as the mandatory social distancing introduced through Executive Order No. 107, may negatively affect our business by impacting our facilities and limiting face-to-face interaction between our key personnel. Furthermore, the measures set forth in Executive Order No. 107 could impact the operations of our borrowers and adversely impact their ability to satisfy their payments (including, without limitation, monthly payments under loan facilities) or obligations to us. The State has continued its efforts to introduce measures to counteract the negative impact the Executive Order is likely to have on the New Jersey economy, but the net result of the Executive Order and these efforts (as well as the Federal government’s economic stimulus efforts) is uncertain. COVID-19 may therefore have an adverse impact on New Jersey and its economy, which could adversely impact our results and future growth.

The COVID-19 pandemic is significantly impacting financial markets, resulting in a volatile environment for banks and bank holding companies. The full extent of the actions which governmental authorities will take to contain the spread of COVID-19 and address both the health and economic impact of COVID-19 is not, and cannot be, fully known at this time. The Federal Reserve has publicly stated that it is closely monitoring the development of COVID-19 and its effects on the economic outlook of the United States, and it has already taken certain actions to address the economic effects of COVID-19. Similarly, both federal and state regulators are closely monitoring the impact that COVID-19 continues to have on the broader economy and the financial industry.

This current volatile environment caused by the COVID-19 pandemic could potentially lead to the introduction of new laws and regulations impacting many industries, including the financial industry. For example, new laws and regulations may be passed relating to lending and funding practices and capital and liquidity standards. Furthermore, regulators could revise standards or the interpretation of standards applicable to our business in response to the economic impact of COVID-19. Any new or revised laws or standards adopted in the future may require us to maintain additional capital, rebalance our assets, liabilities and equity (including the classes of equity issued by us) or otherwise revise our business strategy. We may face regulatory, economic and operational challenges in taking necessary measures in response to these new laws or standards, which could in turn have a material adverse effect on our business, financial condition and opportunities for future growth.

In an effort to limit the economic impact of the COVID-19 pandemic, the Federal Reserve lowered the target for the federal funds rates to a range between 1% - 1.25% on March 3, 2020. The Federal Reserve subsequently lowered the target for the federal funds rates to a range between 0% - 0.25% on March 15, 2020 in an effort to further combat the economic impact of the COVID-19 pandemic. These revised targets reduced overall interest rates and may cause a further decline in overall interest rates. Reductions in overall interest rates may cause our net interest income to decrease. Positive developments in the fight against COVID-19 could improve the general economic condition of both the United States and the world, leading to an increase in both the Federal Reserve’s target for the federal funds rate and overall interest rates. Such changes could cause our net interest income to increase, but uncertainty remains regarding the long-term economic impact the COVID-19 pandemic may have on both the United States and the world.

If we are unable to recover from a business disruption on a timely basis or if the outbreak and its effects lead to recessionary conditions or a deterioration in economic conditions, we could be subject to any of the following consequences, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline;

•loan delinquencies, problem assets, and foreclosures may increase;

•collateral for loans, especially real estate, may decline in value;

•a work stoppage, forced quarantine, or other interruption of our business may occur;

•our allowance for loan losses may have to be increased, especially if we believe an increase in our qualitative factors is warranted;

•future borrowing power of our clients may be reduced;

•Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs;

•the value of our securities portfolio may decline;

•the fair value of the Company may be less than its carrying amount, including goodwill; and

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, our future success and profitability is substantially dependent upon the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information related to shares repurchased by the Company during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	-	$-	-	-
February 1 - February 29, 2020	-	-	-	-
March 1 - March 31, 2020	127,058	10.10	127,058	372,942
Total	127,058	$10.10	127,058	372,942

(1)The Company’s Board of Directors authorized a stock repurchase program on February 29, 2020 to acquire up to 500,000 shares, or 2.85% of the Company’s then outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors, and will be conducted through open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. There is no guarantee as to the exact number of shares to be repurchased by the Company. The Company is considering the suspension of the program in the second quarter of 2020.

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

BCB BANCORP, INC.

Date: May 6, 2020	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)