Form 10-Q
period 2020-06-30
BCB BANCORP INC
filed 2020-08-05
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2020, BCB Bancorp, Inc., had 17,057,368 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Cash and amounts due from depository institutions	$18,799	$24,985
Interest-earning deposits	393,450	525,368
Total cash and cash equivalents	412,249	550,353

Interest-earning time deposits	735	735
Debt securities available for sale	127,518	91,613
Equity investments	12,683	2,500
Loans held for sale	760	917
Loans receivable, net of allowance for loan losses
of $28,842 and $23,734 respectively	2,343,593	2,178,407
Federal Home Loan Bank of New York stock, at cost	13,529	13,821
Premises and equipment, net	18,653	19,920
Accrued interest receivable	16,569	8,318
Other real estate owned	1,623	1,623
Deferred income taxes	11,339	11,180
Goodwill and other intangibles	5,519	5,552
Operating lease right-of-use assets	13,335	13,246
Other assets	8,771	9,283
Total Assets	$2,986,876	$2,907,468

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$390,912	$271,702
Interest bearing deposits	2,051,321	2,090,361
Total deposits	2,442,233	2,362,063
FHLB advances	242,800	245,800
Subordinated debentures	36,926	36,810
Operating lease liability	13,521	13,380
Other liabilities	10,377	9,942
Total Liabilities	2,745,857	2,667,995

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 8,634 shares of series C 6%, series D 4.5%, series G 6%, series H 3.5%, (liquidation value $10,000 per share) and series F 6% (liquidation value $1,000 per share), noncumulative perpetual convertible preferred stock at June 30, 2020 and 8,340 shares of series C 6%, series D 4.5%, series G 6% (liquidation value $10,000 per share) and Series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at December 31, 2019	-	-
Additional paid-in capital preferred stock	27,956	25,016
Common stock: no par value; 40,000,000 shares authorized; issued 19,524,586 and 19,484,046 at June 30, 2020 and December 31, 2019, respectively, outstanding 17,057,368 shares and
17,516,828 shares, at June 30, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital common stock	191,160	190,294
Retained earnings	48,097	48,429
Accumulated other comprehensive income (loss)	724	(2,218)
Treasury stock, at cost, 2,467,218 and 1,967,218 shares at June 30, 2020 and December 31, 2019, respectively	(26,918)	(22,048)
Total Stockholders' Equity	241,019	239,473
Total Liabilities and Stockholders' Equity	$2,986,876	$2,907,468

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest and dividend income:
Loans, including fees	$26,123	$28,634	$52,937	$56,867
Mortgage-backed securities	494	738	1,057	1,508
Other investment securities	246	197	254	325
FHLB stock and other interest earning assets	343	1,173	2,377	2,520
Total interest income	27,206	30,742	56,625	61,220

Interest expense:
Deposits:
Demand	1,562	1,750	3,770	3,326
Savings and club	106	110	211	223
Certificates of deposit	5,695	6,097	12,127	12,087
	7,363	7,957	16,108	15,636
Borrowings	1,852	1,920	3,748	3,817
Total interest expense	9,215	9,877	19,856	19,453

Net interest income	17,991	20,865	36,769	41,767
Provision for loan losses	3,300	755	4,800	1,644

Net interest income after provision for loan losses	14,691	20,110	31,969	40,123

Non-interest income:
Fees and service charges	537	802	1,263	1,685
Gain on sales of loans	57	437	118	755
Gain on bulk sale of impaired loans held in portfolio	-	-	-	107
Gain on sales of other real estate owned	-	45	-	53
Gain on sale of investment securities	40	21	40	21
Unrealized gain (loss) on equity investments	442	(26)	2	265
Other	32	49	368	102
Total non-interest income	1,108	1,328	1,791	2,988

Non-interest expense:
Salaries and employee benefits	5,682	6,918	13,071	13,833
Occupancy and equipment	2,910	2,649	5,734	5,279
Data processing and service fees	951	731	1,889	1,452
Professional fees	398	473	868	1,006
Director fees	365	316	723	634
Regulatory assessments	251	417	572	874
Advertising and promotional	26	123	87	196
Other real estate owned, net	21	124	47	108
Other	1,348	2,143	3,325	4,289
Total non-interest expense	11,952	13,894	26,316	27,671

Income before income tax provision	3,847	7,544	7,444	15,440
Income tax provision	1,121	2,317	2,197	4,762

Net Income	$2,726	$5,227	$5,247	$10,678
Preferred stock dividends	341	342	682	659
Net Income available to common stockholders	$2,385	$4,885	$4,565	$10,019

Net Income per common share-basic and diluted
Basic	$0.14	$0.30	$0.26	$0.62
Diluted	$0.14	$0.30	$0.26	$0.62

Weighted average number of common shares outstanding
Basic	17,179	16,413	17,340	16,245
Diluted	17,183	16,471	17,366	16,290

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net Income	$2,726	$5,227	$5,247	$10,678
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains arising during the period	603	1,935	3,912	4,201
Tax Effect	(150)	(485)	(970)	(1,054)
Other comprehensive income	453	1,450	2,942	3,147
Comprehensive income	$3,179	$6,677	$8,189	$13,825

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2020	$-	$-	$215,310	$48,429	$(22,048)	$(2,218)	$239,473
Net income	-	-	-	5,247	-	-	5,247
Other comprehensive income	-	-	-	-	-	2,942	2,942
Costs for issuance of common stock	-	-	(126)	-	-	-	(126)
Issuance of Series H Preferred Stock	-	-	3,080	-	-	-	3,080
Redemption of Series D Preferred Stock	-	-	(140)	-	-	-	(140)
Exercise of stock options (500 shares)	-	-	5	-	-	-	5
Stock-based compensation expense	-	-	559	-	-	-	559
Treasury stock purchases (500,000 shares)	-	-	-	-	(4,870)	-	(4,870)
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(682)	-	-	(682)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(4,688)	-	-	(4,688)
Dividend reinvestment plan	-	-	209	(209)	-	-	-
Stock purchase plan	-	-	219	-	-	-	219
Balance at June 30, 2020	$-	$-	$219,116	$48,097	$(26,918)	$724	$241,019

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance at April 1, 2020	$-	$-	$215,534	$48,168	$(23,335)	$271	$240,638
Net income	-	-	-	2,726	-	-	2,726
Other comprehensive income	-	-	-	-	-	453	453
Issuance of Series H Preferred Stock	-	-	3,080	-	-	-	3,080
Stock-based compensation expense	-	-	280	-	-	-	280
Treasury stock purchases (372,942 shares)	-	-	-	-	(3,583)	-	(3,583)
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(341)	-	-	(341)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,351)	-	-	(2,351)
Dividend reinvestment plan	-	-	105	(105)	-	-	-
Stock purchase plan	-	-	117	-	-	-	117
Balance at June 30, 2020	$-	$-	$219,116	$48,097	$(26,918)	$724	$241,019

See accompanying notes to unaudited financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2019	$-	$-	$195,206	$38,405	$(28,320)	$(5,076)	$200,215
Net income	-	-	-	10,678	-	-	10,678
Other comprehensive income	-	-	-	-	-	3,147	3,147
Issuance of common stock	-	-	6,239	-	-	-	6,239
Issuance of Series G Preferred Stock	-	-	5,310	-	-	-	5,310
Stock-based compensation expense	-	-	397	-	-	-	397
Treasury stock allocated to Common Stock issuance	-	-	(5,707)	(565)	6,272	-	-
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(659)	-	-	(659)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(4,326)	-	-	(4,326)
Dividend reinvestment plan	-	-	186	(186)	-	-	-
Stock purchase plan	-	-	152	-	-	-	152
Balance at June 30, 2019	$-	$-	$201,783	$43,347	$(22,048)	$(1,929)	$221,153

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2019	$-	$-	$201,395	$40,750	$(22,048)	$(3,379)	$216,718
Net income	-	-	-	5,227	-	-	5,227
Other comprehensive loss	-	-	-	-	-	1,450	1,450
Stock-based compensation expense	-	-	207	-	-	-	207
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(342)	-	-	(342)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,190)	-	-	(2,190)
Dividend reinvestment plan	-	-	98	(98)	-	-	-
Stock purchase plan	-	-	83	-	-		83
Balance at June 30, 2019	$-	$-	$201,783	$43,347	$(22,048)	$(1,929)	$221,153

See accompanying notes to unaudited financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities :
Net Income	$5,247	$10,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,469	1,424
Amortization and accretion, net	(1,148)	(1,542)
Provision for loan losses	4,800	1,644
Deferred income tax benefit	(1,129)	(569)
Loans originated for sale	(7,093)	(8,560)
Proceeds from sales of loans	7,368	10,468
Gain on sales of loans originated for sale	(118)	(755)
Gain on sales of other real estate owned	-	(53)
Gain on sales of securities available for sale	(40)	(21)
Unrealized gain on equity investments	(2)	(265)
Gain on bulk sale of impaired loans held in portfolio	-	(107)
Stock-based compensation expense	559	397
Increase in interest receivable	(8,251)	(937)
Decrease (Increase) in other assets	512	(1,311)
(Decrease) Increase in accrued interest payable	(216)	288
Increase in other liabilities	651	34
Net Cash Provided by Operating Activities	2,609	10,813
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	13,631	8,328
Purchases of securities	(56,515)	(1,153)
Proceeds from sales of other real estate owned	-	1,058
Proceeds from bulk sale of impaired loans held	-	402
Proceeds from sales of securities	564	2,057
Purchase of loans	(48,360)	-
Net increase in loans receivable	(120,091)	(22,312)
Additions to premises and equipment	(202)	(613)
Redemption (Purchase) of Federal Home Loan Bank of New York stock	292	(416)
Net Cash Used In Investing Activities	(210,681)	(12,649)
Cash flows from financing activities:
Net increase in deposits	80,170	27,498
Proceeds from Federal Home Loan Bank of New York advances	27,000	-
Repayments of Federal Home Loan Bank of New York advances	(30,000)	-
Purchases of treasury stock	(4,870)	-
Cash dividends paid on common stock	(4,688)	(4,326)
Cash dividends paid on preferred stock	(682)	(659)
Net proceeds from issuance of common stock	93	6,391
Net proceeds from issuance of preferred stock	3,080	5,310
Net payment on redemption of preferred stock	(140)	-
Exercise of stock options	5	-
Net Cash Provided by Financing Activities	69,968	34,214

Net (Decrease) Increase In Cash and Cash Equivalents	(138,104)	32,378
Cash and Cash Equivalents-Beginning	550,353	195,264

Cash and Cash Equivalents-Ending	$412,249	$227,642

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$2,964	$6,342
Interest	20,072	19,165
Non-cash items:
Transfer of loans to other real estate owned	$-	$907

See accompanying notes to unaudited consolidated financial statements

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the “Company”) and the Company’s wholly owned subsidiaries, BCB Community Bank (the “Bank”), BCB Holding Company Investment Company, Pamrapo Service Corporation, Special Asset REO I, LLC., and Special Asset REO II, LLC. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 3 – Reclassification

Certain amounts as of December 31, 2019 and for the three-month and six-month periods ended June 30, 2019 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

Note 4 – Equity Incentive Plans

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

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of June 30, 2020 and 2019.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	81,278	$11.96
Granted	-	-
Vested	23,809	12.46
Forfeited	-	-
Non-vested at June 30, 2020	57,469	$11.76

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	67,321	$11.26
Granted	47,618	12.46
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2019	114,939	$11.86

Expected future expenses relating to the non-vested restricted shares outstanding as of June 30, 2020 was approximately $411,000 over a weighted average period of 0.71 years.

The following tables present a summary of the status of the Company’s outstanding stock option awards as of June 30, 2020 and 2019.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,200,975	$8.93 - 13.32	$11.45

Options granted	-	-	-
Options exercised	(500)	10.55	10.55
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at June 30, 2020	1,200,475	$8.93 - 13.32	$11.45

As of June 30, 2020, stock options which were granted and were exercisable totaled 565,238 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 635,237 shares of unvested options outstanding as of June 30, 2020 was $1.3 million over a weighted average period of 4.73 years.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2019	1,104,600	$8.93-13.32	$11.36

Options granted	98,875	12.46	12.46
Options exercised	-	-	-
Options forfeited	(1,000)	10.55	10.55
Options expired	-	-	-

Outstanding at June 30, 2019	1,202,475	$8.93-13.32	$11.45

As of June 30, 2019, stock options which were granted and were exercisable totaled 268,633 stock options.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and six months ended June 30, 2020 and 2019, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three and six months ended June 30, 2020 and 2019 the weighted average number of outstanding options considered to be anti-dilutive were 0, 16,328, 58,302, and 45,479 respectively. At June 30, 2020, the Company has 6,465 shares of its Series F 6% noncumulative perpetual preferred stock (“Series F shares”) issued and outstanding, which are convertible into the Company’s common stock. The conversion of Series F shares to common shares was not included in the computation of diluted earnings per share as they would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Net income available to common stockholders	$2,385			$4,885

Basic earnings per share-
Income available to
Common stockholders	$2,385	17,179	$0.14	$4,885	16,413	$0.30

Effect of dilutive securities:
Stock options	-	4		-	58

Diluted earnings per share-
Income available to
Common stockholders	$2,385	17,183	$0.14	$4,885	16,471	$0.30

	For the Six Months Ended June 30,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Net income available to common stockholders	$4,565			$10,019

Basic earnings per share-
Income available to
Common stockholders	$4,565	17,340	$0.26	$10,019	16,245	$0.62

Effect of dilutive securities:
Stock options	-	26		-	45

Diluted earnings per share-
Income available to
Common stockholders	$4,565	17,366	$0.26	$10,019	16,290	$0.62

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The Company follows ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," which requires an entity to disaggregate the net gains and losses on the equity investments recognized in the income statement during a reporting period into realized and unrealized gains and losses. As a result, equity securities are no longer carried at fair value through other comprehensive income (OCI) or by applying the cost method to those equity securities that do not have readily determinable values. Equity securities are generally required to be measured at fair value with unrealized holding gains and losses reflected in net income. The Company adopted this standard as of January 1, 2018.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
(In Thousands)	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$482	$(47)	$42	$286
Less: Net gains recognized during the period on equity securities sold during the period	40	21	40	21
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$442	$(26)	$2	$265

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,328	$28	$55	$3,301
More than five to ten years	4,672	349	-	5,021
More than ten years	74,173	2,423	19	76,577
	82,173	2,800	74	84,899
Corporate Debt securities:
More than five to ten years	$25,778	$314	$-	$26,092

Municipal obligations:
Less than one year	$12,048	$-	$-	$12,048
More than ten years	4,260	219	-	4,479
	$16,308	$219	$-	$16,527

Total securities	$124,259	$3,333	$74	$127,518

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,431	$8	$72	$3,367
More than five to ten years	1,566	33	-	1,599
More than ten years	87,269	574	1,196	86,647
	$92,266	$615	$1,268	$91,613

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2020
Residential mortgage-backed securities	$1,670	$19	$1,945	$55	$3,615	$74

December 31, 2019
Residential mortgage-backed securities	$13,073	$656	$23,212	$612	$36,285	$1,268

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At June 30, 2020 and December 31, 2019, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at June 30, 2020 and December 31, 2019, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of June 30, 2020 and December 31, 2019 by segment and class:

	June 30, 2020	December 31, 2019
	(In Thousands)
Residential one-to-four family	$247,471	$248,381
Commercial and multi-family	1,643,954	1,606,976
Construction	111,463	104,996
Commercial business(1)	309,284	177,642
Home equity(2)	63,481	64,638
Consumer	603	682
	2,376,256	2,203,315

Less:
Deferred loan fees, net	(3,821)	(1,174)
Allowance for loan losses	(28,842)	(23,734)
Sub-total	(32,663)	(24,908)

Total Loans, net	$2,343,593	$2,178,407
(1) Includes business lines of credit and Paycheck Protection Plan (“PPP”) loans of $127.5 million
(2) Includes home equity lines of credit.

Note 7 – Loans Receivable and Allowance for Loan Losses (Continued)

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2020, and the related portion of the allowances for loan losses that is allocated to each loan class, as of June 30, 2020 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,787	$14,867	$1,105	$3,004	$621	$5	$1,762	$24,151
Acquired loans initially recorded at fair value:	306	63	-	910	-	-	-	1,279
Acquired loans with deteriorated credit:	38	19	-	43	4	-	-	104
Beginning Balance, March 31, 2020	3,131	14,949	1,105	3,957	625	5	1,762	25,534
Recoveries:
Originated Loans:	-	-	-	-	-	4	-	4
Acquired loans initially recorded at fair value:	-	-	-	-	4	-	-	4
Sub-total:	-	-	-	-	4	4	-	8
Provisions:
Originated Loans:	(138)	1,830	229	154	59	(3)	727	2,858
Acquired loans initially recorded at fair value:	85	163	-	200	(4)	-	-	444
Acquired loans with deteriorated credit:	(2)	-	-	-	-	-	-	(2)
Sub-total:	(55)	1,993	229	354	55	(3)	727	3,300
Totals:
Originated Loans:	2,649	16,697	1,334	3,158	680	6	2,489	27,013
Acquired loans initially recorded at fair value:	391	226	-	1,110	-	-	-	1,727
Acquired loans with deteriorated credit:	36	19	-	43	4	-	-	102
Ending Balance, June 30, 2020	$3,076	$16,942	$1,334	$4,311	$684	$6	$2,489	$28,842

Ending Balance attributable to loans:
Individually evaluated for impairment	$8,233	$9,725	$-	$7,255	$1,625	$-	$-	$26,838
Collectively evaluated for impairment	239,238	1,634,229	111,463	302,029	61,856	603	-	2,349,418
Total Gross Loans:	$247,471	$1,643,954	$111,463	$309,284	$63,481	$603	$-	$2,376,256

Ending ALLL Attributed to loans individually evaluated for impairment	$398	$318	$-	$2,665	$20	$-	$-	$3,401
Ending ALLL Attributed to loans collectively evaluated for impairment	2,678	16,624	1,334	1,646	664	6	2,489	25,441
Total Ending ALLL:	$3,076	$16,942	$1,334	$4,311	$684	$6	$2,489	$28,842
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the six months ended June 30, 2020 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,422	$15,235	$1,244	$2,945	$330	$-	$273	$22,449
Acquired loans initially recorded at fair value:	261	58	-	803	-	-	-	1,122
Acquired loans with deteriorated credit:	39	79	-	42	3	-	-	163
Beginning Balance, December 31, 2019	2,722	15,372	1,244	3,790	333	-	273	23,734

Charge-offs:
Acquired loans initially recorded at fair value:	4	-	-	-	-	-	-	4
Sub-total:	4	-	-	-	-	-	-	4

Recoveries:
Originated Loans:	-	-	-	302	-	4	-	306
Acquired loans initially recorded at fair value:	-	-	-	-	6	-	-	6
Sub-total:	-	-	-	302	6	4	-	312

Provisions:
Originated Loans:	227	1,462	90	(89)	350	2	2,216	4,258
Acquired loans initially recorded at fair value:	134	168	-	307	(6)	-	-	603
Acquired loans with deteriorated credit:	(3)	(60)	-	1	1	-	-	(61)
Sub-total:	358	1,570	90	219	345	2	2,216	4,800

Totals:
Originated Loans:	2,649	16,697	1,334	3,158	680	6	2,489	27,013
Acquired loans initially recorded at fair value:	391	226	-	1,110	-	-	-	1,727
Acquired loans with deteriorated credit:	36	19	-	43	4	-	-	102
Ending Balance, June 30, 2020	$3,076	$16,942	$1,334	$4,311	$684	$6	$2,489	$28,842

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2019 (in thousands).

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,471	$15,077	$1,209	$3,328	$265	$-	$32	$22,382
Acquired loans initially recorded at fair value:	404	-	-	-	-	-	-	404
Acquired loans with deteriorated credit:	32	144	-	39	3	-	-	218
Beginning Balance, March 31, 2019	2,907	15,221	1,209	3,367	268	-	32	23,004

Recoveries:
Originated Loans:	-	-	-	7	-	-	-	7
Acquired loans initially recorded at fair value:	3	-	10	2	8	-	-	23
Sub-total:	3	-	-	9	8	-	-	30

Provisions:
Originated Loans:	109	(826)	245	660	9	1	118	316
Acquired loans initially recorded at fair value:	324	-	(10)	(2)	(8)	-	-	304
Acquired loans with deteriorated credit:	114	(7)	-	28	-	-	-	135
Sub-total:	547	(833)	235	686	1	1	118	755

Totals:
Originated Loans:	2,580	14,251	1,454	3,995	274	1	150	22,705
Acquired loans initially recorded at fair value:	731	-	-	-	-	-	-	731
Acquired loans with deteriorated credit:	146	137	-	67	3	-	-	353
Ending Balance, June 30, 2019	$3,457	$14,388	$1,454	$4,062	$277	$1	$150	$23,789
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

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Originated Loans:	$2,374	$14,000	$1,003	$3,869	$313	$2	$189	$21,750
Acquired loans initially recorded at fair value:	335	-	-	-	-	-	-	335
Acquired loans with deteriorated credit:	39	168	-	64	3	-	-	274
Beginning Balance, December 31, 2018	2,748	14,168	1,003	3,933	316	2	189	22,359
Charge-offs:
Originated Loans:	1	111	-	145	-	-	-	257
Acquired loans initially recorded at fair value:	65	118	-	303	-	-	-	486
Sub-total:	66	229	-	448	-	-	-	743
Recoveries:
Originated Loans:	-	-	-	15	-	-	-	15
Acquired loans recorded at fair value:	3	10	-	5	16	-	-	34
Sub-total:	3	10	-	20	16	-	-	49
Provisions:
Originated Loans:	49	1,346	241	(794)	17	(2)	84	941
Acquired loans initially recorded at fair value:	(12)	166	-	1,101	(16)	-	-	1,239
Acquired loans with deteriorated credit:	-	(89)	-	(22)	-	-	-	(111)
Sub-total:	37	1,423	241	285	1	(2)	84	2,069
Totals:
Originated Loans:	2,422	15,235	1,244	2,945	330	-	273	22,449
Acquired loans initially recorded at fair value:	261	58	-	803	-	-	-	1,122
Acquired loans with deteriorated credit:	39	79	-	42	3	-	-	163
Ending Balance, December 31, 2019	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734

Ending Balance attributable to loans:
Individually evaluated for impairment	$8,455	$13,231	$-	$3,938	$1,288	$-	$-	$26,912
Collectively evaluated for impairment	239,926	1,593,745	104,996	173,704	63,350	682	-	2,176,403
Total Gross Loans:	$248,381	$1,606,976	$104,996	$177,642	$64,638	$682	$-	$2,203,315

Ending ALLL Attributed to loans individually evaluated for impairment	$380	$342	$-	$2,518	$24	$-	$-	$3,264
Ending ALLL Attributed to loans collectively evaluated for impairment	2,342	15,030	1,244	1,272	309	-	273	20,470
Total Ending ALLL:	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and six months ended June 30, 2020 and 2019 (In thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2020	2019	2019	2020	2020	2019	2019

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with no related allowance recorded:
Residential one-to-four family	$1,976	$20	$2,818	$18	$1,987	$40	$2,753	$46
Commercial and Multi-family	3,896	45	11,499	120	4,087	90	11,903	254
Commercial business(1)	2,444	110	1,145	41	1,999	151	1,088	83
Home equity(2)	813	7	680	6	737	13	707	12
Sub-total:	$9,129	$182	$16,142	$185	$8,810	$294	$16,451	$395

Acquired loans initially recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$1,690	$18	$2,216	$25	$1,741	$36	$2,518	$50
Commercial and Multi-family	3,966	47	3,917	55	4,111	94	3,932	110
Commercial business(1)	-	-	51	1	-	-	52	2
Home equity(2)	255	3	336	3	61	-	291	6
Consumer	-	-	-	-	218	6	7	-
Sub-total	$5,911	$68	$6,520	$84	$6,131	$136	$6,800	$168

Acquired loans with deteriorated credit
with no related allowance recorded:

Residential one-to-four family(3)	$815	$14	$929	$14	$819	$28	$960	$30
Commercial and Multi-family(3)	718	7	5,461	7	1,516	14	5,850	13
Commercial business(1)(3)	864	2	829	-	865	4	823	-
Home equity(2)(3)	34	-	45	-	35	-	46	-
Sub-total:	$2,431	$23	$7,264	$21	$3,235	$46	$7,679	$43

Total Impaired Loans
with no related allowance recorded:	$17,471	$273	$29,926	$290	$18,176	$476	$30,930	$606

__________

(1)Includes business lines of credit.

(2)Includes home equity lines of credit.

(3)Does not include accretable yield on loans acquired with deteriorated credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three months ended June 30, 2020 and 2019. (In thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2020	2019	2019	2020	2020	2019	2019

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:
Residential one-to-four family	$914	$2	$2,452	$24	$933	$10	$2,775	$49
Commercial and Multi-family	-	-	-	-	-	-	37	-
Commercial business(1)	1,056	25	574	27	1,171	28	849	54
Home equity(2)	322	2	152	2	341	5	152	4
Sub-total:	$2,292	$29	$3,178	$53	$2,445	$43	$3,813	$107

Acquired loans initially recorded at fair value
with an allowance recorded:
Residential one-to-four family	$2,371	$4	$3,245	$28	$2,340	$30	$3,169	$52
Commercial and Multi-family	1,230	-	897	4	1,236	20	905	8
Commercial business(1)	997	30	189	-	790	30	126	-
Home equity(2)	83	-	84	1	83	1	84	3
Sub-total:	$4,681	$34	$4,415	$33	$4,449	$81	$4,284	$63

Acquired loans with deteriorated credit
with an allowance recorded:
Residential one-to-four family(3)	$520	$-	$447	$7	$521	$7	$420	$12
Sub-total:	$520	$-	$447	$7	$521	$7	$420	$12

Total Impaired Loans
with an allowance recorded:	$7,493	$63	$8,040	$93	$7,415	$131	$8,517	$182

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

June 30, 2020 and December 31, 2019. (In thousands):

	As of June 30, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:
Residential one-to-four family	$1,971	$2,070	$-	$2,010	$2,098	$-
Commercial and multi-family	3,891	3,936	-	4,469	4,527	-
Commercial business(1)	3,887	8,133	-	1,108	4,069	-
Home equity(2)	994	995	-	584	593	-
Sub-total:	$10,743	$15,134	$-	$8,171	$11,287	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:
Residential one-to-four family	$1,548	$1,638	$-	$1,843	$1,950	$-
Commercial and Multi-family	3,893	3,893	-	4,401	4,402	-
Commercial business(1)	-	-	-	183	589	-
Home equity(2)	247	249	-	205	206	-
Sub-total:	$5,688	$5,780	$-	$6,632	$7,147	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:
Residential one-to-four family	$810	$1,366	$-	$827	$1,383	$-
Commercial and Multi-family	715	1,769	-	3,113	4,166	-
Commercial business(1)	862	5,048	-	867	5,052	-
Home equity(2)	33	45	-	37	47	-
Sub-total:	$2,420	$8,228	$-	$4,844	$10,648	$-

Total Impaired Loans
with no related allowance recorded:	$18,851	$29,142	$-	$19,647	$29,082	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at June 30, 2020 and December 31, 2019. (In thousands):

	As of June 30, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:
Residential one-to-four family	$911	$911	$38	$973	$973	$48
Commercial business(1)	1,025	1,768	960	1,403	3,037	1,029
Home equity(2)	269	274	17	379	382	20
Sub-total:	$2,205	$2,953	$1,015	$2,755	$4,392	$1,097

Acquired loans initially recorded at fair
value with an allowance
recorded:
Residential one-to-four family	$2,474	$2,506	$357	$2,278	$2,293	$325
Commercial and Multi-family	1,226	1,424	318	1,248	1,442	342
Commercial business(1)	1,481	3,266	1,705	377	1,489	1,489
Home equity(2)	82	82	3	83	83	4
Sub-total	$5,263	$7,278	$2,383	$3,986	$5,307	$2,160

Acquired loans with deteriorated
credit with an allowance
recorded:
Residential one-to-four family	$519	$566	$3	$524	$571	$7
Sub-total:	$519	$566	$3	$524	$571	$7

Total Impaired Loans
with an allowance recorded:	$7,987	$10,797	$3,401	$7,265	$10,270	$3,264

Total Impaired Loans
with no related allowance recorded:	$18,851	$29,142	$-	$19,647	$29,082	$-

Total Impaired Loans:	$26,838	$39,939	$3,401	$26,912	$39,352	$3,264

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructured loan (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a concession that would otherwise not be granted to the borrower. A loan that was current at December 31, 2019 and modified due to the COVID-19 pandemic is not considered a TDR. The types of concessions granted generally include, but are not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

	At June 30, 2020	At December 31, 2019
	(In thousands)
Recorded investment in TDRs:
Accrual status	$16,157	$17,030
Non-accrual status	1,097	702
Total recorded investment in TDRs	$17,254	$17,732

There were no new TDRs for the three months ended June 30, 2020 and for the three months ended June 30, 2019.

TDRs for the six months ended June 30, 2020 totaled $208,352 for one loan and $1.2 million for three loans for the six months ended June 30, 2019.

There were no TDRs for which there was a payment default within twelve months of restructuring for the three or six months ended June 30, 2020.

The following table sets forth the delinquency status of total loans receivable as of June 30, 2020:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$813	$956	$450	$2,219	$245,252	$247,471	$-
Commercial and multi-family	998	-	829	1,827	1,642,127	1,643,954	-
Construction	-	-	-	-	111,463	111,463	-
Commercial business(1)	2,514	134	2,360	5,008	304,276	309,284	-
Home equity(2)	446	76	427	949	62,532	63,481	-
Consumer	-	-	-	-	603	603	-
Total	$4,771	$1,166	$4,066	$10,003	$2,366,253	$2,376,256	$-

_________

(1) Includes business lines of credit and PPP loans.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at June 30, 2020 and December 31, 2019, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2020 and December 31, 2019, non-accrual loans differed from the amount of total loans past due greater than 90 days due to loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan. There was $1.6 million in loans that were less than ninety days past due at June 30, 2020 and December 31, 2019, and $795,000 of loans which were more than ninety days past due and still accruing interest at December 31, 2019. Nonaccrual loans do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $1.1 million at June 30, 2020, and $3.5 million at December 31, 2019. Loans subject to COVID-19-related modifications are not be reported as non-accrual, in accordance with regulatory guidance.

	As of June 30, 2020	As of December 31, 2019
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$788	$590
Commercial and multi-family	218	761
Commercial business(1)	1,129	1,428
Home equity(2)	608	347

Sub-total:	2,743	3,126

Acquired loans initially recorded at fair value:
Residential one-to-four family	544	291
Commercial and multi-family	631	217
Commercial business(1)	513	513
Home equity(2)	64	13

Sub-total:	1,752	1,034

Total	$4,495	$4,160

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the six months ended June 30, 2020 and December 31, 2019 would have been approximately $509,000 and $967,000, respectively. Interest income recognized on loans returned to accrual status was approximately $509,000 and $1.1 million, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status. At June 30, 2020 and December 31, 2019, there were $0 and $795,000, respectively, of loans which were more than ninety days past due and still accruing interest.

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

Criticized and Classified Assets

Company policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of June 30, 2020, we had $0 in assets classified as losses, and $13.6 million in assets classified as substandard, of which $13.6 million were classified as impaired. The loans classified as substandard are secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of June 30, 2020 (in thousands). As of June 30, 2020, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Originated loans:
Residential one-to-four family	$211,258	$1,049	$788	$213,095
Commercial and multi-family	1,529,731	1,978	1,193	1,532,902
Construction	111,463	-	-	111,463
Commercial business(1)	283,772	1,476	4,566	289,814
Home equity(2)	50,932	-	658	51,590
Consumer	600	-	-	600
Sub-total:	$2,187,756	$4,503	$7,205	$2,199,464

Acquired loans initially recorded at fair value:
Residential one-to-four family	$32,410	$-	$637	$33,047
Commercial and multi-family	107,043	217	3,077	110,337
Commercial business(1)	16,952	133	1,481	18,566
Home equity(2)	11,594	-	64	11,658
Consumer	3	-	-	3
Sub-total:	$168,002	$350	$5,259	$173,611

Acquired loans with deteriorated credit:
Residential one-to-four family	$775	$546	$8	$1,329
Commercial and multi-family	489	-	226	715
Commercial business(1)	-	51	853	904
Home equity(2)	200	-	33	233
Sub-total:	$1,464	$597	$1,120	$3,181

Total Gross Loans	$2,357,222	$5,450	$13,584	$2,376,256

_________

(1) Includes business lines of credit and PPP loans.

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

Note 8 – Stockholders’ Equity

On July 13, 2020, the Company closed a private placement of Series H 3.5% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $3,080,000 for 308 shares, effective June 29, 2020.

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

The Company believes that the fair values of our goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at June 30, 2020.

Amortization expense of the core deposit intangibles was $18,000 and $19,000 for the three months ended June 30, 2020 and 2019, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at June 30, 2020 was $281,000 and $5.2 million, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at June 30, 2019 was $352,000 and $5.2 million, respectively.

The temporary COVID-19 pandemic has clearly caused disruption to the global economy, but the extent and duration of the disruption is uncertain at this time. Accordingly, and in consideration of the relatively recent decline of the stock price below carrying value, management feels that it is not more likely than not that this circumstance indicates that the fair value of the Company is less than its carrying amount, including goodwill, as of June 30, 2020. Management will continue to monitor the activity for loan deferment requests and delinquencies on a regular basis. Given the evolving situation, the need for further goodwill impairment testing will likely be assessed again as of September 30, 2020.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2020:
Securities
Debt Securities Available for Sale	$127,518	$-	$127,518	$-
Marketable Equities	$12,683	$12,683	$-	$-
Total Securities	$140,201	$12,683	$127,518	$-

As of December 31, 2019:
Securities
Debt Securities Available for Sale	$91,613	$-	$91,613	$-
Marketable Equities	$2,500	$2,500	$-	$-
Total Securities	$94,113	$2,500	$91,613	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three or six months ended June 30, 2020 and 2019.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2020
Impaired Loans	$4,586	$-	$-	$4,586
Other real estate owned	$1,623	$-	$-	$1,623

As of December 31, 2019:
Impaired Loans	$4,001	$-	$-	$4,001
Other real estate owned	$1,623	$-	$-	$1,623

Note 10 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2020 and December 31, 2019 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
June 30, 2020:
Impaired Loans	$4,586	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,623	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2019:
Impaired Loans	$4,001	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other real estate owned	$1,623	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2020 and December 31, 2019.

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

Note 10 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2020 and December 31, 2019 consisted of the loan balances of $8.0 million net of a valuation allowance of $3.4 million and $7.3 million net of a valuation of loan allowance of $3.3 million, respectively.

Other Real Estate Owned (Generally Carried at Lower of Cost or Fair Value)

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

Note 10 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$412,249	$412,249	$412,249	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	127,518	127,518	-	127,518	-
Equity investments	12,683	12,683	12,683	-	-
Loans held for sale	760	760	-	760	-
Loans receivable, net	2,343,593	2,406,615	-	-	2,406,615
FHLB of New York stock, at cost	13,529	13,529	-	13,529	-
Accrued interest receivable	16,569	16,569	-	16,569	-
Other Real Estate Owned	1,623	1,623	-	-	1,623

Financial liabilities:
Deposits	2,442,233	2,452,965	1,456,240	996,725	-
Borrowings	242,800	245,481	-	245,481	-
Subordinated debentures	36,926	37,199	-	37,199	-
Accrued interest payable	2,492	2,492	-	2,492	-

	As of December 31, 2019

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$550,353	$550,353	$550,353	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	91,613	91,613	-	91,613	-
Equity investments	2,500	2,500	2,500	-	-
Loans held for sale	917	917	-	917	-
Loans receivable, net	2,178,407	2,199,497	-	-	2,199,497
FHLB of New York stock, at cost	13,821	13,821	-	13,821	-
Accrued interest receivable	8,318	8,318	-	8,318	-
Other Real Estate Owned	1,623	1,623	-	-	1,623

Financial liabilities:
Deposits	2,362,063	2,375,089	1,231,658	1,143,431	-
Borrowings	245,800	245,176	-	245,176	-
Subordinated debentures	36,810	36,947	-	36,947	-
Accrued interest payable	2,708	2,708	-	2,708	-

Note 11 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $698,000 and $814,000 at June 30, 2020 and December 31, 2019, respectively.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost	$854	$812	$1,709	$1,562
Variable lease cost-operating leases	$196	$170	$398	$302

	At June 30, 2020	At December 31, 2019
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$13,335	$13,246

Current liabilities	$2,731	$2,590
Operating lease liabilities (noncurrent portion)	10,790	10,790
Total operating lease liabilities	$13,521	$13,380

The weighted average remaining lease term for operating leases at June 30, 2020 and December 31, 2019 was 6.70 years and 6.69 years, respectively. The weighted average discount rate for operating leases at June 30, 2020 and December 31, 2019 was 3.09 percent and 3.16 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at June 30, 2020 and December 31, 2019. (in thousands):

Maturities of lease liabilities:
	At June 30, 2020	At December 31, 2019
	Operating Leases	Operating Leases
One year or less	$2,731	$2,590
Over one year through three years	4,528	4,713
Over three years through five years	2,615	2,736
Over five years	3,647	3,341
Total	$13,521	$13,380

Note 13 – Subsequent Events

On July 31, 2020 the Company announced that on August 31, 2020, it will redeem all 6,465 outstanding shares of its Series F 6% Noncumulative Perpetual Preferred Stock, par value $0.01 per share (the Series F shares”). The Series F shares will be redeemed at their face value amount of $1,000 per share plus accrued and unpaid dividends from and including July 31, 2020, up to August 31, 2020 for an aggregate redemption amount of $6.5 million.

On July 17, 2020, the Bank opened its newest branch location at 269 Ferry Street in Newark, New Jersey.

On July 10, 2020, the Company announced that on August 10, 2020, the Company will redeem all 388 outstanding shares of its Series C 6% Noncumulative Perpetual Preferred Stock, par value $0.01 per shares. The Series C shares will be redeemed at their face value amount of $10,000 per share plus a prorated dividend for an aggregate redemption of $3.9 million

On July 8, 2020, the Board of Directors of the Company declared a common stock dividend of $0.14 per share to shareholders of record on August 7, 2020 with a payment date of August 21, 2020.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company did not incur significant disruptions during the three and six months ended June 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows for future periods due to numerous uncertainties.

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

•monetary and fiscal policies of the federal and state governments;

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

•the global spread of the Coronavirus Disease 2019 (“COVID-19”) and the impact that it is having on the United States, in general, and New Jersey and New York, in particular (see Item 1.A. Risk Factors); and

•other factors discussed elsewhere in this report, and in other reports we filed with the SEC, including under “Risk Factors” in Part I, Item 1A of our annual Report on Form 10-K, in Part II, Item 1A of our quarterly reports on Form 10-Q, and our other periodic reports that we file with the SEC.

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this Form 10-Q. We do not assume any obligation to revise forward-looking statements except as may be required by law.

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2020, we had approximately $2.987 billion in consolidated assets, $2.442 billion in deposits and $241.0 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2020 the Bank operated through 31 branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 1, Basis of Presentation, to the unaudited Consolidated Financial Statements. There has been no change in critical accounting policies since the Company’s last annual report on Form 10-K.

COVID-19 Overview

With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, the Company remains focused on protecting the health and wellbeing of its employees and the communities in which it operates while assuring the continuity of its business operations.

 The Company activated its dedicated pandemic team that proactively implemented its business continuity plans and has taken a variety of measures to ensure the ongoing availability of services, while taking health and safety measures, including enhanced cleaning and hygiene protocols in all of its facilities and remote work policies, where possible. To date, as a result of these business continuity measures, the Company has not experienced significant disruptions in its operations.

We believe we have sufficient liquidity on hand to continue business operations during this volatile period. As of June 30, 2020, the Company had over $400 million of cash on hand and available wholesale borrowing capacity of over $700 million.

COVID-19 Response

•Operational Initiatives

oThe pandemic response team meets on a weekly basis and actively monitors guidance released by regulators, and banking associations.

oIn-person meetings are closely managed and are held on an as needed basis only.

oEmployees are working remotely, temporarily relocated or are working alternate days to increase social distancing.

oBranch and operational offices are cleaned and sanitized weekly. This practice will continue until further notice. Employees have access to masks, gloves and disinfectant.

oMost branch lobbies are open to the public. Masks are required for entry and social distancing is strictly enforced.

oManagement provides updates to employees on a regular basis.

oThe Call Center is open seven days a week to assist with customer inquiries.

•Allowance for Loan Losses (“ALLL”)

oAlthough several of the Company’s asset quality metrics have not been adversely affected in a significant manner during the first six months of 2020, management determined it is prudent to increase its loan loss reserves through the addition of $3.3 million and $4.8 million in loan loss provisions for the three and six-month periods ended June 30, 2020, respectively, due primarily to the economic downturn as a result of the COVID-19 pandemic. This compares to $755,000 and $1.6 million in loan loss provisions for the three and six-month periods ended June 30, 2019, respectively. The loan loss reserve to total loans ratio was 1.22 percent at June 30, 2020 compared to 1.02 percent at June 30, 2019. The increased reserve includes provisions taken in response to changes in risks associated with loan classification assignments and a declining economy in New Jersey and New York.

oThe Bank considered qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of borrowers. All of these factors are likely to be affected by the COVID-19 pandemic. Individual deferred loans were stress tested to assess potential credit risks. The impact of COVID-19 is likely to be felt over the next several quarters. Adjustments to the ALLL may be required as the full impact of COVID-19 on the Bank’s borrowers’ capacity to make payments and the value of the underlying collateral becomes known.

•Loan Deferments

oThe Bank, like other financial institutions, has received a significant number of requests to defer principal and/or interest payments, and has agreed to such deferrals or is in the process of doing so on a case by case basis. The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, are encouraging financial institutions to work prudently with borrowers who request loan modifications or deferrals as a result of COVID-19.

oThe Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. These loans are accruing interest and the Bank is considering the loans within the overall allowance for loan loss analysis.

COVID-19 Response (Continued)

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

The following is a summary of deferment requests by loan type as of June 30, 2020 and July 21, 2020 (dollars in thousands):

	June 30, 2020			July 21, 2020
	Number of Loans	Principal Balance	Weighted Average Interest Rate	Number of Loans	Principal Balance	Weighted Average Interest Rate
Residential one-to-four family	131	$50,073	4.3%	69	$27,979	4.5%
Commercial and multi-family	371	473,861	4.4	284	384,736	4.4
Construction	3	17,959	5.5	4	13,645	5.5
Commercial business(1)	81	32,185	5.7	63	33,077	5.7
Home equity(2)	35	4,388	4.6	20	2,229	4.8
	621	$578,466	4.6%	440	$461,666	4.5%
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Loan deferments peaked at $730.1 million in mid-June. The Company has worked diligently with our customers by reaching out to them as the end of the three-month deferral term was approaching, and to understand the need for any prudent requests of an extension of the deferral period. The Company has been encouraged with the results as we have experienced a 37% decline in loan deferment balances through July 21, 2020 since the peak in June.

Loan Deferment maturities for the remainder of the year are as follows (in thousands):

	Through July 31	August	September	October	November	Total
1st Deferment	$26,723	$232,532	$43,270	$8,573	$409	$311,507
2nd Deferment	-	13,595	10,516	95,757	30,291	150,159
Total Deferments	$26,723	$246,127	$53,786	$104,330	$30,700	$461,666

Management continues to perform detail stress testing of loan deferments related to various loan to value and cash flow scenarios. The specific ALLL reserves allocated to these stress tests are adequate and will continue to be analyzed as the economic conditions progress.

•Paycheck Protection Program (PPP)

oAs a qualified Small Business Association (“SBA”) lender, we were automatically authorized to originate PPP loans.

oDue to the volume of applications received, the Bank had to suspend accepting any additional requests for PPP loans as of April 10, 2020, but resumed the program shortly thereafter.

oThrough July 15, 2020, the Bank had closed and funded approximately $127 million for almost 1,000 PPP loans.

oThe Company had received approximately $4.2 million of processing fees from the SBA through June 30, 2020. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. The amount of net deferred fees recorded to interest income through June 30, 2020 was approximately $275,000. Loan forgiveness payments will be treated as prepayments and recognized as they occur. It is now likely that the majority of loan forgiveness will occur in 2021, as the SBA recently extended the period that borrowers can spend the funds from eight weeks to 24 weeks. Once the customer applies for the forgiveness, the Company then has 60 days to approve and then the SBA has 90 days to approve on its end. The Company anticipates recognizing $370,000 of net deferred fee income in each of the third and fourth quarters in 2020, excluding any amounts resulting from loan forgiveness.

•Main Street lending Program

oThe Main Street Lending Program is a program announced on April 9, 2020, under which the Federal Reserve will purchase loans that banks give to small and mid-sized businesses. The Federal Reserve will purchase 95% of each loan.

oThe program is designed to keep credit flowing to small and mid-sized businesses that were in good financial standing before the onset of the COVID-19 crisis, but which are now under extreme stress due to stay-at-home and business closure orders from state and local governments. The Bank has been approved as an eligible lender, and has received inquiries since the program became operational on July 8, 2020.

•Industry Exposure

oThe Company has identified various industries that may be particularly adversely impacted by the COVID-19 pandemic. Though the hotspots may change through the progression of the pandemic, the following sectors are currently being disproportionately impacted: Strip Retail, Hospitality/Hotels, Golf Courses and Banquet Halls, Restaurants, and Retail. At June 30, 2020, the Bank’s portfolio and deferment balances for these industries, as a percent of the total loan portfolio, were as follows:

Description	Portfolio Balance ($000s)	Percentage of Loan Portfolio	Deferment Balance ($000s)	Percentage of Loan Portfolio
Strip Retail	$124,831	5%	$68,134	3%
Hospitality/Hotel	71,407	3	32,032	1
Golf Courses and Banquet Halls	49,835	2	17,789	1
Restaurant (standalone)	43,972	2	17,261	1
Retail (one-to-three units)	71,519	3	14,158	1
	$361,564	15%	$149,374	7%

COVID-19 Response (Continued)

•IT Changes

oTo protect the well-being of our staff and customers, the Company has set up resources for some employees to work from home. To facilitate the move, we allocated laptop computers to staff and enhanced our ability to access the network offsite.

•Liquidity and Capital Resources

oThe Company was well positioned with adequate levels of cash and liquid assets as of June 30, 2020, as well as wholesale borrowing capacity of over $700 million, to cover the lack of payments for COVID-19 loan deferments. At June 30, 2020, the Company’s equity to asset ratio was 8.1% and the Bank’s capital was in excess of regulatory requirements. The Company issued $3.1 million of Series H 3.5% preferred stock in the second quarter of 2020, which will serve to replace most of the scheduled redemption of $3.9 million of Series C 6.0% preferred stock in August, 2020. The Company had $4.9 million of stock repurchases for the first six months of 2020, and the program concluded in May, 2020. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter.

Financial Condition

Total assets increased by $79.4 million, or 2.7 percent, to $2.987 billion at June 30, 2020 from $2.907 billion at December 31, 2019. The increase in total assets was mainly related to increases in loans receivable and investment securities, partly offset by a decrease in total cash and cash equivalents.

Total cash and cash equivalents decreased by $138.1 million, or 25.1 percent, to $412.2 million at June 30, 2020 from $550.3 million at December 31, 2019. This decrease was mainly related to increases in loans receivable and investment securities, partly offset by an increase in deposits.

Loans receivable, net increased by $165.2 million, or 7.6 percent, to $2.344 billion at June 30, 2020 from $2.178 billion at December 31, 2019. The increase in loans included $48.4 million of purchased loans and $127.0 million from the Company’s participation in the federal PPP loan program. Total loan increases for the first half of 2020 included $131.6 million in commercial business loans, which included PPP loans, $37.0 million in commercial real estate and multi-family loans, and $6.4 million in construction loans, partly offset by decreases of $1.1 million in home equity loans, $910,000 in residential one-to-four family loans, and $79,000 in consumer loans. The allowance for loan losses increased $5.1 million to $28.8 million, or 641.6 percent of non-accruing loans and 1.22 percent of gross loans, at June 30, 2020 as compared to an allowance for loan losses of $23.7 million, or 570.5 percent of non-accruing loans and 1.08 percent of gross loans, at December 31, 2019.

Total investment securities increased by $46.1 million, or 49.0 percent, to $140.2 million at June 30, 2020 from $94.1 million at December 31, 2019, representing purchases of $56.5 million in securities, partly offset by repayments, calls, and maturities.

Deposit liabilities increased by $80.2 million, or 3.4 percent, to $2.442 billion at June 30, 2020 from $2.362 billion at December 31, 2019. The increase in deposit liabilities mainly related to the continued maturation of the branches opened over the last four years as well as the funds provided to certain depositors as a result of the PPP loan program. Total increases for the first half of 2020 included $119.2 million in non-interest-bearing deposit accounts, $78.0 million in NOW deposit accounts, $15.0 million in savings and club accounts, and $13.3 million in money market checking accounts, partly offset by a decrease of $145.4 million in certificates of deposit, including listing service and brokered deposit accounts. Listing service and brokered reciprocal certificates of deposit, which were used as additional sources of deposit liquidity to fund loan growth, totaled $3.9 million and $69.1 million, respectively, at June 30, 2020.

Debt obligations decreased by $2.9 million, or 1.0 percent, to $279.7 million at June 30, 2020 from $282.6 million at December 31, 2019. The weighted average interest rate of FHLB advances was 2.08 percent at June 30, 2020 and 2.16 percent at December 31, 2019. The fixed interest rate of subordinated debt balances was 5.625 percent at June 30, 2020 and December 31, 2019.

Stockholders’ equity increased by $1.5 million, or 0.6 percent, to $241.0 million at June 30, 2020 from $239.5 million at December 31, 2019. Additional paid-in-capital for preferred stock increased $2.9 million to $28.0 million at June 30, 2020 from $25.0 million at December 31, 2019, primarily related to the issuance of $3.1 million of Series H preferred stock. Treasury stock increased $4.9 million to $26.9 million at June 30, 2020 from $22.0 million at December 31, 2019, related to the repurchase of Company common shares. Retained earnings decreased by $332,000 to $48.1 million at June 30, 2020 from $48.4 million at December 31, 2019, related to the net effect of dividends paid and net income for the first six months of the year. Accumulated other comprehensive income increased $2.9 million to $724,000 at June 30, 2020 from a loss of $2.2 million at December 31, 2019, related to significant improvements in the value of available-for-sale securities, as a result of the general decrease in market interest rates.

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

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,276,740	$26,123	4.59%	$2,329,209	$28,634	4.92%
Investment Securities	106,777	740	2.77%	124,520	935	3.00%
Interest-earning deposits	550,929	343	0.25%	184,266	1,173	2.55%
Total Interest-earning assets	2,934,446	27,206	3.71%	2,637,995	30,742	4.66%
Non-interest-earning assets	83,651			78,478
Total assets	$3,018,097			$2,716,473
Interest-bearing liabilities:
Interest-bearing demand accounts	$466,565	$797	0.68%	$341,418	$648	0.76%
Money market accounts	327,533	765	0.93%	253,633	1,102	1.74%
Savings accounts	269,299	106	0.16%	259,398	110	0.17%
Certificates of Deposit	1,029,281	5,695	2.21%	1,056,375	6,097	2.31%
Total interest-bearing deposits	2,092,677	7,363	1.41%	1,910,824	7,957	1.67%
Borrowed funds	287,347	1,852	2.58%	283,424	1,920	2.71%
Total interest-bearing liabilities	2,380,024	9,215	1.55%	2,194,248	9,877	1.80%
Non-interest-bearing liabilities	399,638			304,680
Total liabilities	2,779,662			2,498,928
Stockholders' equity	238,435			217,545
Total liabilities and stockholders' equity	$3,018,097			$2,716,473
Net interest income		$17,991			$20,865
Net interest rate spread(1)			2.16%			2.86%
Net interest margin(2)			2.45%			3.16%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

Net Interest Income Analysis (Continued)

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,230,683	$52,937	4.75%	$2,322,674	$56,867	4.90%
Investment Securities	99,542	1,311	2.63%	125,139	1,833	2.93%
Interest-earning deposits	565,776	2,377	0.84%	185,368	2,520	2.72%
Total Interest-earning assets	2,896,001	56,625	3.91%	2,633,181	61,220	4.65%
Non-interest-earning assets	79,193			70,550
Total assets	$2,975,194			$2,703,731
Interest-bearing liabilities:
Interest-bearing demand accounts	$436,952	$1,655	0.76%	$341,538	$1,252	0.73%
Money market accounts	324,383	2,115	1.30%	245,368	2,074	1.69%
Savings accounts	264,510	210	0.16%	259,958	223	0.17%
Certificates of Deposit	1,074,671	12,128	2.26%	1,070,757	12,087	2.26%
Total interest-bearing deposits	2,100,516	16,108	1.53%	1,917,621	15,636	1.63%
Borrowed funds	286,089	3,748	2.62%	283,442	3,817	2.69%
Total interest-bearing liabilities	2,386,605	19,856	1.66%	2,201,063	19,453	1.77%
Non-interest-bearing liabilities	349,707			290,511
Total liabilities	2,736,312			2,491,574
Stockholders' equity	238,882			212,157
Total liabilities and stockholders' equity	$2,975,194			$2,703,731
Net interest income		$36,769			$41,767
Net interest rate spread(1)			2.25%			2.88%
Net interest margin(2)			2.54%			3.17%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

Results of Operations comparison for the Three Months Ended June 30, 2020 and 2019

Net income decreased by $2.5 million, or 47.8 percent, to $2.7 million for the three months ended June 30, 2020 from $5.2 million for the three months ended June 30, 2019. The decrease in net income was primarily related to a decrease in interest income, an increase in the provision for loan losses, and a decrease in non-interest income, partly offset by a decrease in interest expense, a decrease in non-interest expense and a decrease in the income tax provision for the three months ended June 30, 2020 as compared with the three months ended June 30, 2019.

Net interest income decreased by $2.9 million, or 13.8 percent, to $18.0 million for the three months ended June 30, 2020 from $20.9 million for the three months ended June 30, 2019. The decrease in net interest income resulted primarily from a decrease in the average yield on interest-earning assets of 95 basis points to 3.71 percent for the three months ended June 30, 2020 from 4.66 percent for the three months ended June 30, 2019, partly offset by an increase in the average balance of interest-earning assets of $296.5 million, or 11.2 percent, to $2.934 billion for the three months ended June 30, 2020 from $2.638 billion for the three months ended June 30, 2019. Interest expense decreased related to a decrease in the average rate on interest-bearing liabilities of 25 basis points to 1.55 percent for the three months ended June 30, 2020 from 1.80 percent for the three months ended June 30, 2019, partly offset by an increase in the average balance of interest-bearing liabilities of $185.8 million, or 8.5 percent, to $2.380 billion for the three months ended June 30, 2020 from $2.194 billion for the three months ended June 30, 2019. The lower rates for interest income and interest expense were driven by the reduction of the federal funds rate by 225 basis points during the second half of 2019 and the first three months of 2020.

Interest income on loans receivable decreased by $2.5 million, or 8.8 percent, to $26.1 million for the three months ended June 30, 2020 from $28.6 million for the three months ended June 30, 2019. The decrease was primarily attributable to a decrease in the average yield on loans of 33 basis points to 4.59 percent for the three months ended June 30, 2020 from 4.92 percent for the three months ended June 30, 2019, as well as a decrease in the average balance of loans receivable of $52.5 million, or 2.3 percent, to $2.277 billion for the three months ended June 30, 2020 from $2.329 billion for the three months ended June 30, 2019. The decrease in the average yield on loans followed the declining interest rate environment. The Company curtailed loan growth in the second half of 2019 and in the first three months of 2020, reducing the average balance of loans receivable for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Interest income on loans also included $271,000 of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the three months ended June 30, 2020, which added approximately four basis points to the average yield on interest earning assets.

Interest income on securities decreased by $195,000 or 20.9 percent, to $740,000 for the three months ended June 30, 2020 from $935,000 for the three months ended June 30, 2019. This decrease was primarily due to a decrease in the average balance of securities of $17.7 million, or 14.2 percent, to $106.8 million for the three months ended June 30, 2020 from $124.5 million for the three months ended June 30, 2019, as well as a decrease in the average yield on securities of 23 basis points to 2.77 percent for the three months ended June 30, 2020 from 3.00 percent for the three months ended June 30, 2019. The decrease in the average balance of securities resulted from faster prepayment speeds, repayments, calls, and maturities, partly offset by purchases of new securities, while the decrease in the average yield on securities also followed current lower interest rate market conditions.

Interest income on other interest-earning assets decreased by $830,000, or 70.8 percent to $343,000 for the three months ended June 30, 2020 from $1.2 million for the three months ended June 30, 2019. This decrease was primarily due to a decrease in the average yield on other interest-earning assets of 230 basis points to 0.25 percent for the three months ended June 30, 2020 from 2.55 percent for the three months ended June 30, 2019, partly offset by an increase in the average balance of other interest earning assets of $366.7 million, or 199.0 percent, to $550.9 million for the three months ended June 30, 2020 from $184.2 million for the three months ended June 30, 2019. The decrease in the average yield on other interest-earning assets correlated to the decreases in the fed funds rate. The increase in the average balance of other interest-earning assets related to the curtailment of loan growth beginning in 2019, high levels of loan prepayments, an increase in deposits, and the Company’s strategy of maintaining strong levels of liquidity.

Total interest expense decreased by $662,000, or 6.7 percent, to $9.2 million for the three months ended June 30, 2020 from $9.9 million for the three months ended June 30, 2019. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 25 basis points to 1.55 percent for the three months ended June 30, 2020 from 1.80 percent for the three months ended June 30, 2019, partly offset by an increase in the average balance of interest-bearing liabilities of $185.8 million, or 8.5 percent, to $2.380 billion for the three months ended June 30, 2020 from $2.194 billion for the three months ended June 30, 2019. The decrease in the average cost of funds related to the declining interest rate environment. The increase in the average balance of interest-bearing liabilities primarily resulted from increased deposits, including those from new branches opened over the last few years.

Total deposit interest expense decreased by $594,000, or 7.5 percent, to $7.4 million for the three months ended June 30, 2020 from $8.0 million for the three months ended June 30, 2019. This decrease resulted primarily from a decrease in the average rate on deposits of 26 basis points to 1.41 percent for the three months ended June 30, 2020 from 1.67 percent for the three months ended June 30, 2019, partly offset by an increase in the average balance of deposits of $181.9 million, or 9.5 percent, to $2.093 billion for the three months ended June 30, 2020 from $1.911 billion for the three months ended June 30, 2019. The increase in the average balance of deposits primarily resulted from new branches opened over the last few years. The decrease in the average rate paid on deposits was primarily due to repricing our deposit base to align with the recent Fed rate reductions. The Company has been aggressively managing the cost of funds and it anticipates the opportunity for further reductions. Approximately $480 million of certificates of deposit, with an average rate of 2.19%, will mature in the next four months and is projected to be replaced at significantly lower rates.

Total borrowing interest expense was $1.9 million for each of the three-month periods. The average balance of borrowings increased by $3.9 million, or 1.4 percent, to $287.3 million for the three months ended June 30, 2020 from $283.4 million for the three months ended June 30, 2019, partly offset by a decrease in the average rate on borrowings of 13 basis points to 2.58 percent for the three months ended June 30, 2020 from 2.71 percent for the three months ended June 30, 2019.

Net interest margin was 2.45 percent for the three months ended June 30, 2020 and 3.16 percent for the three months ended June 30, 2019. The decrease in the net interest margin was the result of the current volatile financial market attributable to the COVID-19 pandemic, the low interest rate environment and high levels of liquidity that are earning record low rates.

The provision for loan losses increased by $2.5 million, to $3.3 million for the three months ended June 30, 2020 from $755,000 for the three months ended June 30, 2019, primarily due to COVID-19 related factors. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the three months ended June 30, 2020, the Company experienced $8,000 in net recoveries compared to $30,000 in net recoveries for the three months ended June 30, 2019. The Bank had non-accrual loans totaling $4.5 million, or 0.19 percent, of gross loans at June 30, 2020 as compared to $5.5 million, or 0.24 percent, of gross loans at June 30, 2019. The allowance for loan losses was $28.8 million, or 1.22 percent of gross loans at June 30, 2020, and $23.8 million, or 1.02 percent of gross loans at June 30, 2019. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2020 and June 30, 2019.

Total non-interest income decreased by $220,000, or 16.6 percent, to $1.1 million for the three months ended June 30, 2020 from $1.3 million for the three months ended June 30, 2019. The decrease in total non-interest income was mainly related to a decrease of $380,000 in gains on sales of loans, a decrease of $265,000 in fees and service charges, partly offset by a net increase of $468,000 in unrealized gains on equity securities. The lower level of loan sales was attributable to the curtailment of loan growth, while unrealized gains or losses on equity securities are based on market conditions. The decline in fees and service charges related in part to the current pandemic condition as well as lower servicing fee income resulting from fewer loan sales.

Total non-interest expense decreased by $1.9 million, or 14.0 percent, to $12.0 million for the three months ended June 30, 2020 from $13.9 million for the three months ended June 30, 2019.

Salaries and employee benefits expense decreased by $1.2 million, or 17.9 percent, to $5.7 million for the three months ended June 30, 2020 from $6.9 million for the three months ended June 30, 2019, primarily related to $1.1 million of costs deferred for PPP loans and fewer full-time equivalent employees, partly offset by normal compensation increases. The costs deferred represent current period salaries and benefit costs associated with direct PPP loan origination costs, which are amortized over the life of the loans. The number of full-time equivalent employees for the three months ended June 30, 2020 was 340, as compared with 366 for the same period in 2019.

Occupancy and equipment expense increased by $261,000, or 9.9 percent, to $2.9 million for the three months ended June 30, 2020 from $2.6 million for the three months ended June 30, 2019, largely related to costs incurred for a new de novo branch which opened in July, 2020, as well as the opening of two de novo branches and the relocation of one of our existing branches during 2019.

Data processing and service fees increased by $220,000, or 30.1 percent, to $951,000 for the three months ended June 30, 2020 from $731,000 for the three months ended June 30, 2019. The increase was largely attributable to additional branches and system applications.

Regulatory assessments decreased by $166,000, or 39.8 percent, to $251,000 for the three months ended June 30, 2020 from $417,000 for the three months ended June 30, 2019. The decrease was primarily due to a decrease in the FDIC assessment rate, partly offset by an increase in the FDIC assessment base.

Other non-interest expense decreased by $795,000, or 37.1 percent, to $1.3 million for the three months ended June 30, 2020 from $2.1 million for the three months ended June 30, 2019. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses. The decrease in the current period was primarily related to a reduction of business development and loan-related expenses, largely attributable to the current pandemic condition.

There were also less significant variances in professional fee expense, advertising expense, other real estate owned expense, and directors’ fees, which netted to a decrease in expenses of $226,000 for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

The income tax provision decreased by $1.2 million, or 51.6 percent, to $1.1 million for the three months ended June 30, 2020 from $2.3 million for the three months ended June 30, 2019. The decrease in the income tax provision was a result of lower taxable income for the three months ended June 30, 2020 as compared with that same period for 2019. The consolidated effective tax rate for the three months ended June 30, 2020 was 29.1 percent compared to 30.7 percent for the three months ended June 30, 2019. The lower rate in the current period related primarily to a one percent reduction in the New Jersey surtax rate.

Results of Operations comparison for the Six Months Ended June 30, 2020 and 2019

Net income decreased by $5.5 million, or 50.9 percent, to $5.2 million for the six months ended June 30, 2020 from $10.7 million for the six months ended June 30, 2019. The decrease in net income was primarily related to a decrease in total interest income, an increase in total interest expense, an increase in the provision for loan losses, and a decrease in total non-interest income, partly offset by a decrease in total non-interest expense and a decrease in the income tax provision for the six months ended June 30, 2020 as compared with the six months ended June 30, 2019.

Net interest income decreased by $5.0 million, or 12.0 percent, to $36.8 million for the six months ended June 30, 2020 from $41.8 million for the six months ended June 30, 2019. The decrease in net interest income resulted primarily from a decrease in the average yield on interest-earning assets of 74 basis points to 3.91 percent for the six months ended June 30, 2020 from 4.65 percent for the six months ended June 30, 2019, partly offset by an increase in the average balance of interest-earning assets of $262.8 million, or 10.0 percent, to $2.896 billion for the six months ended June 30, 2020 from $2.633 billion for the six months ended June 30, 2019. Interest expense increased related to an increase in the average balance of interest-bearing liabilities of $185.5 million, or 8.4 percent, to $2.387 billion for the six months ended June 30, 2020 from $2.201 billion for the six months ended June 30, 2019, partly offset by a decrease in the average rate on interest-bearing liabilities of 11 basis points to 1.66 percent for the six months ended June 30, 2020 from 1.77 percent for the six months ended June 30, 2019. The lower rates for interest income and interest expense were driven by the reduction of the federal funds rate by 225 basis points during the second half of 2019 and first three months of 2020.

Interest income on loans receivable decreased by $3.9 million, or 6.9 percent, to $52.9 million for the six months ended June 30, 2020 from $56.8 million for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in the average balance of loans receivable of $92.0 million, or 4.0 percent, to $2.231 billion for the six months ended June 30, 2020 from $2.323 billion for the six months ended June 30, 2019, as well as a decrease in the average yield on loans of 15 basis points to 4.75 percent for the six months ended June 30, 2020 from 4.90 percent for the six months ended June 30, 2019. The Company curtailed loan growth in the second half of 2019 and in the first three months of 2020, reducing the average balance of loans receivable for the six months ended June 30, 2020, compared with the six months ended June 30, 2019. The decrease in the average yield on loans followed the declining interest rate environment. Interest income on loans also included $736,000 of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the six months ended June 30, 2020, which added approximately four basis points to the average yield on interest earning assets.

Interest income on securities decreased by $522,000 or 28.5 percent, to $1.3 million for the six months ended June 30, 2020 from $1.8 million for the six months ended June 30, 2019. This decrease was primarily due to a decrease in the average balance of securities of $25.6 million, or 20.5 percent, to $99.5 million for the six months ended June 30, 2020 from $125.1 million for the six months ended June 30, 2019, as well as a decrease in the average yield on securities of 30 basis points to 2.63 percent for the six months ended June 30, 2020 from 2.93 percent for the six months ended June 30, 2019. The decrease in the average balance of securities resulted from faster prepayment speeds, repayments, calls, and maturities, partly offset by purchases of new securities, while the decrease in the average yield on securities also followed current market lower interest rate conditions.

Interest income on other interest-earning assets decreased by $143,000, or 5.7 percent to $2.4 million for the six months ended June 30, 2020 from $2.5 million for the six months ended June 30, 2019. This decrease was primarily due to a decrease in the average yield on other interest-earning assets of 188 basis points to 0.84 percent for the six months ended June 30, 2020, from 2.72 percent for the six months ended June 30, 2019, partly offset by an increase in the average balance of other interest earning assets of $380.4 million, or 205.2 percent, to $565.8 million for the six months ended June 30, 2020 from $185.4 million for the six months ended June 30, 2019. The decrease in the average yield on other interest-earning assets correlated to the decreases in the fed funds rate. The increase in the average balance of other interest-earning assets related to the curtailment of loan growth beginning in 2019, high levels of loan prepayments, an increase in deposits, and the Company’s strategy of maintaining strong levels of liquidity.

Total interest expense increased by $403,000, or 2.1 percent, to $19.9 million for the six months ended June 30, 2020 from $19.5 million for the six months ended June 30, 2019. This increase resulted primarily from an increase in the average balance of interest-bearing liabilities of $185.5 million, or 8.4 percent, to $2.387 billion for the six months ended June 30, 2020 from $2.201 billion for the six months ended June 30, 2019, partly offset by a decrease in the average rate on interest-bearing liabilities of 11 basis points to 1.66 percent for the six months ended June 30, 2020 from 1.77 percent for the six months ended June 30, 2019. The increase in the average balance of interest-bearing liabilities primarily resulted from increased deposits, including those from new branches opened over the last few years. The decrease in the average cost of funds related to the declining interest rate environment.

Total deposit interest expense increased by $472,000, or 3.0 percent, to $16.1 million for the six months ended June 30, 2020 from $15.6 million for the six months ended June 30, 2019. This increase resulted primarily from an increase in the average balance of deposits of $182.9 million, or 9.5 percent, to $2.101 billion for the six months ended June 30, 2020 from $1.918 billion for the six months ended June 30, 2019, partly offset by a decrease in the average rate on deposits of 10 basis points to 1.53 percent for the six months ended June 30, 2020 from 1.63 percent for the six months ended June 30, 2019. The increase in the average balance of interest-bearing liabilities primarily resulted from increased deposits, including those from new branches opened over the last few years. The decrease in the average rate paid on deposits was primarily due to repricing our deposit base to align with the recent Fed rate reductions.

Total borrowing interest expense was $3.7 million for the six months ended June 30, 2020 compared to $3.8 million for the six months ended June 30, 2019. The average rate on borrowings decreased by seven basis points to 2.62 percent for the six months ended June 30, 2020 from 2.69 percent for the six months ended June 30, 2019. The average balance of borrowings increased by $2.6 million, or 0.93 percent, to $286.1 million for the six months ended June 30, 2020 from $283.5 million for the six months ended June 30, 2019.

Net interest margin was 2.54 percent for the six months ended June 30, 2020 and 3.17 percent for the six months ended June 30, 2019. The decrease in the net interest margin was the result of the current volatile financial market attributable to the COVID-19 pandemic, the low interest rate environment and high levels of liquidity that are earning record low interest rates.

The provision for loan losses increased by $3.2 million to $4.8 million for the six months ended June 30, 2020 from $1.6 million for the six months ended June 30, 2019, primarily due to factors related to the COVID-19 pandemic. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. During the six months ended June 30, 2020, the Company experienced $308,000 in net recoveries compared to $214,000 in net charge-offs for the six months ended June 30, 2019. The Bank had non-accrual loans totaling $4.5 million, or 0.19 percent, of gross loans at June 30, 2020 as compared to $5.5 million, or 0.24 percent, of gross loans at June 30, 2019. The allowance for loan losses was $28.8 million, or 1.22 percent of gross loans at June 30, 2020, and $23.8 million, or 1.02 percent of gross loans at June 30, 2019. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at June 30, 2020 and June 30, 2019.

Total non-interest income decreased by $1.2 million, or 40.1 percent, to $1.8 million for the six months ended June 30, 2020 from $3.0 million for the six months ended June 30, 2019. The decrease in total non-interest income was mainly related to a decrease of $637,000 in gains on sales of loans, a decrease of $422,000 in fees and service charges, a decrease of $263,000 in unrealized gains on equity securities, and a decrease of $107,000 in gains on sales of impaired loans, partly offset by an increase in other non-interest income of $266,000. The lower level of loan sales was attributable to the curtailment of loan growth, while unrealized gains or losses on equity securities were based on market conditions. The decline in fees and service charges related in part to the pandemic condition as well as lower servicing fee income resulting from fewer loan sales. The increase in other non-interest income related primarily to the reversal of certain liabilities previously recorded for IAB acquired loans that paid off in the first six months of 2020.

Total non-interest expense decreased by $1.4 million, or 4.9 percent, to $26.3 million for the six months ended June 30, 2020 from $27.7 million for the six months ended June 30, 2019.

Salaries and employee benefits expense decreased by $762,000, or 5.5 percent, to $13.1 million for the six months ended June 30, 2020 from $13.8 million for the six months ended June 30, 2019, primarily related to $1.1 million of costs deferred for PPP loans and fewer full-time equivalent employees, partly offset by normal compensation increases. The costs deferred represent current period salaries and benefit costs associated with direct PPP loan origination costs, which are amortized over the life of the loan. The number of full-time equivalent employees for the six months ended June 30, 2020 was 356, as compared with 363 for the same period in 2019.

Occupancy and equipment expense increased by $455,000, or 8.6 percent, to $5.7 million for the six months ended June 30, 2020 from $5.3 million for the six months ended June 30, 2019, largely related to costs incurred for a new de novo branch which opened in July, 2020, as well as the opening of two de novo branches and the relocation of one of our existing branches during 2019.

Data processing and service fees increased by $437,000, or 30.1 percent, to $1.9 million for the six months ended June 30, 2020 from $1.5 million for the six months ended June 30, 2019, largely attributable to additional branches and system applications.

Regulatory assessments decreased by $302,000, or 34.6 percent, to $572,000 for the six months ended June 30, 2020 from $874,000 for the six months ended June 30, 2019. The decrease was primarily due to a decrease in the assessment rate, partly offset by an increase in the assessment base.

Other non-interest expense decreased by $964,000, or 22.5 percent, to $3.3 million for the six months ended June 30, 2020 from $4.3 million for the six months ended June 30, 2019. Other non-interest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses. The decrease in the current period was primarily related to a reduction of business development and loan-related expenses, largely attributable to the current pandemic condition.

There were also less significant variances in professional fee expense, advertising expense, other real estate owned expense, and directors’ fees, which netted to a decrease in expenses of $219,000 for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

The income tax provision decreased by $2.6 million, or 53.9 percent, to $2.2 million for the six months ended June 30, 2020 from $4.8 million for the six months ended June 30, 2019. The decrease in the income tax provision was a result of lower taxable income for the six months ended June 30, 2020 as compared to that same period for 2019. The consolidated effective tax rate for the six months ended June 30, 2020 was 29.5 percent compared to 30.8 percent for the six months ended June 30, 2019. The lower rate in the current period related primarily to a one percent reduction in the New Jersey surtax rate.

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

At June 30, 2020 and December 31, 2019, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $279.7 million at June 30, 2020 and $282.6 million at December 31, 2019. The average rate of FHLB advances was 2.08 percent at June 30, 2020 and 2.16 percent at December 31, 2019. The subordinated debentures have a ten-year term and bears interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debentures to determine alternative reference rates, and does not anticipate there will be a significant financial statement impact.

The Company had the ability at June 30, 2020 to obtain additional funding from the FHLB of up to $170.3 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $846.8 million at June 30, 2020. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of June 30, 2020, as well as wholesale borrowing capacity of over $700 million, to cover the decrease in cash flow resulting from COVID-19 loan deferments.

At June 30, 2020 and December 31, 2019, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized.”

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

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. On November 4, 2019, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board jointly issued a final rule that permitted insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020, or wait until the quarter beginning April 1, 2020. The Bank has decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9%.

At June 30, 2020 and December 31, 2019, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of June 30, 2020:
Bank
Community Bank Leverage Ratio	$269,340	8.96%	$210,657	7.00%	$240,751	8.00%

As of December 31, 2019:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$295,298	13.84%	$170,750	8.00%	$213,437	10.00%
Tier 1 capital (to risk-weighted assets)	271,564	12.72	128,062	6.00	170,750	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	271,564	12.72	96,047	4.50	138,734	6.50
Tier 1 capital (to average assets)	271,564	9.51	114,174	4.00	142,718	5.00

The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter. The Company had $3.6 million of stock repurchases for the second quarter of 2020. The Company repurchased the maximum number of shares that may be repurchased under the program in the second quarter of 2020 and the program is now closed.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2020. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful, in the interest rate environment as of June 30, 2020.

The following table sets forth the Company’s NPV as of that date (dollars in thousands).

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$270,629	$(30,072)	(10.00)%	9.44%	(44)	bp
+200bp	281,136	(19,565)	(6.51)	9.62	(26)	bp
+100bp	288,726	(11,975)	(3.98)	9.70	(18)	bp
PAR	300,701	-	-	9.88	-	bp
-100bp	337,894	37,193	12.37	10.85	97	bp

bp – basis points

The table above indicates that as of June 30, 2020, in the event of a 100 basis point increase in interest rates, we would experience a decrease to 9.70% in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of June 30, 2020, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors set forth under the Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented by the Company’s subsequent Quarterly Reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information related to shares repurchased by the Company during the six months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	-	$-	-	-
February 1 - February 29, 2020	-	-	-	-
March 1 - March 31, 2020	127,058	10.10	127,058	372,942
April 1 - April 30, 2020	141,724	9.77	141,724	231,218
May 1 - May 31, 2020	231,218	9.46	231,218	-
June 1 - June 30, 2020	-	-
Total	500,000	$9.71	500,000	-

(1)The Company’s Board of Directors authorized a stock repurchase program on February 29, 2020 to acquire up to 500,000 shares, or 2.85% of the Company’s then-outstanding common stock. The Company repurchased the maximum number of shares that may be repurchased under the program in the second quarter of 2020 and the program is now closed.

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

BCB BANCORP, INC.

Date: August 5, 2020	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)