Form 10-Q
period 2020-09-30
BCB BANCORP INC
filed 2020-11-04
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2020, BCB Bancorp, Inc., had 17,081,191 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
Cash and amounts due from depository institutions	$18,938	$24,985
Interest-earning deposits	141,613	525,368
Total cash and cash equivalents	160,551	550,353

Interest-earning time deposits	735	735
Debt securities available for sale	119,643	91,613
Equity investments	14,501	2,500
Loans held for sale	1,510	917
Loans receivable, net of allowance for loan losses
of $31,760 and $23,734 respectively	2,391,990	2,178,407
Federal Home Loan Bank of New York stock, at cost	13,160	13,821
Premises and equipment, net	15,968	19,920
Accrued interest receivable	17,746	8,318
Other real estate owned	1,623	1,623
Deferred income taxes	12,184	11,180
Goodwill and other intangibles	5,503	5,552
Operating lease right-of-use assets	15,798	13,246
Bank-owned life insurance ("BOLI")	60,385	-
Other assets	11,022	9,283
Total Assets	$2,842,319	$2,907,468

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$395,630	$271,702
Interest bearing deposits	1,877,708	2,090,361
Total deposits	2,273,338	2,362,063
FHLB advances	259,600	245,800
Subordinated debentures	36,984	36,810
Operating lease liability	16,004	13,380
Other liabilities	13,706	9,942
Total Liabilities	2,599,632	2,667,995

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,371 shares of Series D 4.5%, Series G 6%, and Series H 3.5%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at September 30, 2020 and 8,340 shares of Series C 6%, Series D 4.5%, Series G 6% (liquidation value $10,000 per share) and Series F 6% (liquidation value $1,000 per share) noncumulative perpetual preferred stock at December 31, 2019	-	-
Additional paid-in capital preferred stock	23,481	25,016
Common stock: no par value; 40,000,000 shares authorized; issued 19,548,409 and 19,484,046 at September 30, 2020 and December 31, 2019, respectively, outstanding 17,081,191 shares and 17,516,828 shares, at September 30, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital common stock	191,755	190,294
Retained earnings	53,742	48,429
Accumulated other comprehensive income (loss)	627	(2,218)
Treasury stock, at cost, 2,467,218 and 1,967,218 shares at September 30, 2020 and December 31, 2019, respectively	(26,918)	(22,048)
Total Stockholders' Equity	242,687	239,473
Total Liabilities and Stockholders' Equity	$2,842,319	$2,907,468

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$27,126	$28,860	$80,063	$85,727
Mortgage-backed securities	393	652	1,450	2,160
Other investment securities	693	107	947	432
FHLB stock and other interest earning assets	254	1,750	2,631	4,270
Total interest income	28,466	31,369	85,091	92,589

Interest expense:
Deposits:
Demand	1,157	1,898	4,927	5,224
Savings and club	113	102	324	325
Certificates of deposit	4,531	6,603	16,658	18,690
	5,801	8,603	21,909	24,239
Borrowings	1,775	2,006	5,523	5,823
Total interest expense	7,576	10,609	27,432	30,062

Net interest income	20,890	20,760	57,659	62,527
Provision for loan losses	2,726	900	7,526	2,544

Net interest income after provision for loan losses	18,164	19,860	50,133	59,983

Non-interest income:
Fees and service charges	875	855	2,138	2,540
Gain on sales of loans	174	89	292	844
Gain on bulk sale of impaired loans held in portfolio	-	-	-	107
Gain on sales of other real estate owned	-	124	-	177
Gain on sale of investment securities	306	283	306	304
Gain on sale of premises	4,378	-	4,378	-
BOLI income	385	-	385	-
Realized and unrealized gain (loss) on equity investments	778	(45)	820	220
Other	59	77	427	179
Total non-interest income	6,955	1,383	8,746	4,371

Non-interest expense:
Salaries and employee benefits	6,385	7,294	19,456	21,127
Occupancy and equipment	2,996	2,647	8,730	7,926
Data processing and service fees	937	776	2,826	2,128
Professional fees	421	368	1,289	1,474
Director fees	471	356	1,194	990
Regulatory assessments (credits)	311	(91)	883	783
Advertising and promotional	18	64	105	260
Other real estate owned, net	11	(31)	58	77
Loss from extinguishment of debt	313	-	313	-
Other	1,479	2,269	4,804	6,558
Total non-interest expense	13,342	13,652	39,658	41,323

Income before income tax provision	11,777	7,591	19,221	23,031
Income tax provision	3,465	2,359	5,662	7,121

Net Income	$8,312	$5,232	$13,559	$15,910
Preferred stock dividends	332	342	1,014	1,002
Net Income available to common stockholders	$7,980	$4,890	$12,545	$14,908

Net Income per common share-basic and diluted
Basic	$0.47	$0.30	$0.73	$0.91
Diluted	$0.47	$0.30	$0.73	$0.91

Weighted average number of common shares outstanding
Basic	17,069	16,468	17,250	16,320
Diluted	17,069	16,523	17,268	16,369

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net Income	$8,312	$5,232	$13,559	$15,910
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period	(129)	(713)	3,783	3,488
Tax Effect	32	193	(938)	(861)
Other comprehensive (loss) income	(97)	(520)	2,845	2,627
Comprehensive income	$8,215	$4,712	$16,404	$18,537

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31,2019	$-	$-	$215,310	$48,429	$(22,048)	$(2,218)	$239,473
Net income	-	-	-	13,559	-	-	13,559
Other comprehensive income	-	-	-	-	-	2,845	2,845
Costs for issuance of common stock	-	-	(126)	-	-	-	(126)
Issuance of Series H preferred stock	-	-	8,950	-	-	-	8,950
Redemption of Series C, D, and F preferred stock	-	-	(10,485)	-	-	-	(10,485)
Exercise of stock options (500 shares)	-	-	5	-	-	-	5
Stock-based compensation expense	-	-	944	-	-	-	944
Treasury stock purchases (500,000 shares)	-	-	-	-	(4,870)	-	(4,870)
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(1,014)	-	-	(1,014)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(6,915)	-	-	(6,915)
Dividend reinvestment plan	-	-	317	(317)	-	-	-
Stock purchase plan	-	-	321	-	-	-	321
Balance at September 30, 2020	$-	$-	$215,236	$53,742	$(26,918)	$627	$242,687

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at June 30, 2020	$-	$-	$219,116	$48,097	$(26,918)	$724	$241,019
Net income	-	-	-	8,312	-	-	8,312
Other comprehensive loss	-	-	-	-	-	(97)	(97)
Issuance of Series H preferred stock	-	-	5,870	-	-	-	5,870
Redemption of Series C and F preferred stock	-	-	(10,345)	-	-	-	(10,345)
Stock-based compensation expense	-	-	385	-	-	-	385
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(332)	-	-	(332)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,227)	-	-	(2,227)
Dividend reinvestment plan	-	-	108	(108)	-	-	-
Stock purchase plan	-	-	102	-	-	-	102
Balance at September 30, 2020	$-	$-	$215,236	$53,742	$(26,918)	$627	$242,687

See accompanying notes to unaudited financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2018	$-	$-	$195,206	$38,405	$(28,320)	$(5,076)	$200,215
Net income	-	-	-	15,910	-	-	15,910
Other comprehensive income	-	-	-	-	-	2,627	2,627
Issuance of common stock	-	-	6,239	-	-	-	6,239
Issuance of Series G Preferred Stock	-	-	5,310	-	-	-	5,310
Stock-based compensation expense	-	-	688	-	-	-	688
Treasury stock allocated to Common Stock issuance	-	-	(5,707)	(565)	6,272	-	-
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(1,002)	-	-	(1,002)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(6,516)	-	-	(6,516)
Dividend reinvestment plan	-	-	285	(285)	-	-	-
Stock purchase plan	-	-	248	-	-	-	248
Balance at September 30, 2019	$-	$-	$202,269	$45,947	$(22,048)	$(2,449)	$223,719

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at June 30, 2019	$-	$-	$201,783	$43,347	$(22,048)	$(1,929)	$221,153
Net income	-	-	-	5,232	-	-	5,232
Other comprehensive loss	-	-	-	-	-	(520)	(520)
Stock-based compensation expense	-	-	291	-	-	-	291
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(343)	-	-	(343)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,190)	-	-	(2,190)
Dividend reinvestment plan	-	-	99	(99)	-	-	-
Stock purchase plan	-	-	96	-	-	-	96
Balance at September 30, 2019	$-	$-	$202,269	$45,947	$(22,048)	$(2,449)	$223,719

See accompanying notes to unaudited financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities :
Net Income	$13,559	$15,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,216	2,146
Amortization and accretion, net	(1,864)	(2,206)
Provision for loan losses	7,526	2,544
Deferred income tax benefit	(1,942)	(859)
Loans originated for sale	(13,112)	(15,065)
Proceeds from sales of loans	12,811	13,867
Gain on sales of loans originated for sale	(292)	(844)
Gain on sales of other real estate owned	-	(177)
Gain on sales of securities available for sale	(306)	(304)
Gain on sale of premises	(4,378)	-
Realized and unrealized gain on equity investments	(820)	(220)
Gain on bulk sale of impaired loans held in portfolio	-	(107)
Stock-based compensation expense	944	688
BOLI income	(385)	-
Increase in interest receivable	(9,428)	(581)
Increase in other assets	(1,739)	(307)
Decrease in accrued interest payable	(1,223)	(331)
Increase in other liabilities	4,987	831
Net Cash Provided by Operating Activities	6,554	14,985
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	24,663	13,691
Purchases of securities	(70,561)	(1,153)
Proceeds from sales of other real estate owned	-	2,417
Proceeds from bulk sale of impaired loans held	-	402
Proceeds from sales of securities	10,419	14,234
Purchase of loans	(48,360)	-
Net (increase) decrease in loans receivable	(170,233)	23,693
Purchases of BOLI	(60,000)	-
Additions to premises and equipment	(1,305)	(2,168)
Proceeds from the sale of fixed assets and premises	7,419	-
Redemption (Purchase) of Federal Home Loan Bank of New York stock	661	(1,766)
Net Cash (Used In) Provided by Investing Activities	(307,297)	49,350
Cash flows from financing activities:
Net (decrease) increase in deposits	(88,725)	82,733
Proceeds from Federal Home Loan Bank of New York advances	48,800	40,000
Repayments of Federal Home Loan Bank of New York advances	(35,000)	(10,000)
Purchases of treasury stock	(4,870)	-
Cash dividends paid on common stock	(6,915)	(6,516)
Cash dividends paid on preferred stock	(1,014)	(1,002)
Net proceeds from issuance of common stock	195	6,487
Net proceeds from issuance of preferred stock	8,950	5,310
Net payment on redemption of preferred stock	(10,485)	-
Exercise of stock options	5	-
Net Cash (Used In) Provided by Financing Activities	(89,059)	117,012

Net (Decrease) Increase in Cash and Cash Equivalents	(389,802)	181,347
Cash and Cash Equivalents-Beginning	550,353	195,264

Cash and Cash Equivalents-Ending	$160,551	$376,611

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$10,554	$8,492
Interest	28,656	30,393
Non-cash items:
Transfer of loans to other real estate owned	$-	$907

See accompanying notes to unaudited consolidated financial statements

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the “Company”) and the Company’s wholly owned subsidiaries, BCB Community Bank (the “Bank”), BCB Holding Company Investment Corporation, Pamrapo Service Corporation, Special Asset REO I, LLC., and Special Asset REO II, LLC. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Risks and Uncertainties - We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic.

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

Note 3 – Reclassification

Certain amounts as of December 31, 2019 and for the three-month and nine-month periods September 30, 2019 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of September 30, 2020 and 2019.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	81,278	$11.96
Granted	-	-
Vested	(25,232)	12.40
Forfeited	(2,332)	11.97
Non-vested at September 30, 2020	53,714	$11.78

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	67,321	$11.26
Granted	47,618	12.46
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2019	114,939	$11.86

Expected future expenses relating to the non-vested restricted shares outstanding as of September 30, 2020 was approximately $279,000 over a weighted average period of 0.45 years.

The following tables present a summary of the status of the Company’s outstanding stock option awards as of September 30, 2020 and 2019.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,200,975	$8.93 - 13.32	$11.45

Options granted	-	-	-
Options exercised	(500)	10.55	10.55
Options forfeited	(8,127)	11.26-12.46	11.68
Options expired	-	-	-

Outstanding at September 30, 2020	1,192,348	$8.93 - 13.32	$11.45

As of September 30, 2020, stock options which were granted and were exercisable totaled 660,736 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 531,612 shares of unvested options outstanding as of September, 2020 was $1.0 million over a weighted average period of 4.80 years.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2019	1,104,600	$8.93-13.32	$11.36

Options granted	98,875	12.46	12.46
Options exercised	-	-	-
Options forfeited	(1,000)	10.55	10.55
Options expired	-	-	-

Outstanding at September 30, 2019	1,202,475	$8.93-13.32	$11.45

As of September 30, 2019, stock options which were granted and were exercisable totaled 268,633 stock options.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2020 and 2019, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended September 30, 2020 and 2019, the weighted average number of outstanding options considered to be anti-dilutive were 0 and 42,958, respectively. For the nine months ended September 30, 2020 and 2019, the weighted average number of outstanding options considered to be anti-dilutive were 0 and 32,054, respectively

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income available to common stockholders	$7,980			$4,890

Basic earnings per share:
Income available to common stockholders	$7,980	17,069	$0.47	$4,890	16,468	$0.30

Effect of dilutive securities:
Stock options	-	-		-	55

Diluted earnings per share:
Income available to common stockholders	$7,980	17,069	$0.47	$4,890	16,523	$0.30

	For the Nine Months Ended September 30,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income available to common stockholders	$12,545			$14,908

Basic earnings per share:
Income available to common stockholders	$12,545	17,250	$0.73	$14,908	16,320	$0.91

Effect of dilutive securities:
Stock options	-	18		-	49

Diluted earnings per share:
Income available to common stockholders	$12,545	17,268	$0.73	$14,908	16,369	$0.91

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
(In Thousands)	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$778	$(45)	$780	$199
Less: Net gains recognized during the period on equity securities sold during the period	-	-	40	21
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$778	$(45)	$820	$220

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,265	$20	$61	$3,224
More than five to ten years	5,271	317	-	5,588
More than ten years	61,916	1,698	52	63,562
	70,452	2,035	113	72,374
Corporate Debt securities:
More than five to ten years	29,779	1,004	9	30,774

Municipal obligations:
Less than one year	12,048	-	-	12,048
More than ten years	4,235	212	-	4,447
	16,283	212	-	16,495

Total securities	$116,514	$3,251	$122	$119,643

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,431	$8	$72	$3,367
More than five to ten years	1,566	33	-	1,599
More than ten years	87,269	574	1,196	86,647
	$92,266	$615	$1,268	$91,613

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2020
Residential mortgage-backed securities	$8,829	$57	$1,767	$65	$10,596	$122

December 31, 2019
Residential mortgage-backed securities	$13,073	$656	$23,212	$612	$36,285	$1,268

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At September 30, 2020 and December 31, 2019, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at September 30, 2020 and December 31, 2019, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of September 30, 2020 and December 31, 2019 by segment and class:

	September 30, 2020	December 31, 2019
	(In Thousands)
Residential one-to-four family	$241,796	$248,381
Commercial and multi-family	1,677,668	1,606,976
Construction	134,769	104,996
Commercial business(1)	311,204	177,642
Home equity(2)	60,973	64,638
Consumer	770	682
	2,427,180	2,203,315

Less:
Deferred loan fees, net	(3,430)	(1,174)
Allowance for loan losses	(31,760)	(23,734)
Sub-total	(35,190)	(24,908)

Total Loans, net	$2,391,990	$2,178,407
(1) Includes business lines of credit and Paycheck Protection Program (“PPP”) loans
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2020, and the related portion of the allowances for loan losses that is allocated to each loan class, as of September 30, 2020 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,649	$16,697	$1,334	$3,158	$680	$6	$2,489	$27,013
Acquired loans initially recorded at fair value:	391	226	-	1,110	-	-	-	1,727
Acquired loans with deteriorated credit:	36	19	-	43	4	-	-	102
Beginning Balance, June 30, 2020	3,076	16,942	1,334	4,311	684	6	2,489	28,842

Recoveries:
Originated Loans:	-	-	-	187	-		-	187
Acquired loans initially recorded at fair value:	-	-	-	3	2	-	-	5
Sub-total:	-	-	-	190	2	-	-	192

Provisions:
Originated Loans:	33	1,148	395	2,759	(60)	6	(2,292)	1,989
Acquired loans initially recorded at fair value:	28	583	-	134	(2)	-	-	743
Acquired loans with deteriorated credit:	(3)	-	-	(2)	(1)	-	-	(6)
Sub-total:	58	1,731	395	2,891	(63)	6	(2,292)	2,726

Totals:
Originated Loans:	2,682	17,845	1,729	6,104	620	12	197	29,189
Acquired loans initially recorded at fair value:	419	809	-	1,247	-	-	-	2,475
Acquired loans with deteriorated credit:	33	19	-	41	3	-	-	96
Ending Balance, September 30, 2020	$3,134	$18,673	$1,729	$7,392	$623	$12	$197	$31,760

Ending allowance attributable to loans:
Individually evaluated for impairment	$385	$313	$-	$3,128	$27	$-	$-	$3,853
Collectively evaluated for impairment	2,749	18,360	1,729	4,264	596	12	197	27,907
Total allowance:	$3,134	$18,673	$1,729	$7,392	$623	$12	$197	$31,760

Ending loan balances:
Individually evaluated for impairment	$8,533	$13,980	$-	$7,163	$1,642	$-	$-	$31,318
Collectively evaluated for impairment	233,263	1,663,688	134,769	304,041	59,331	770		2,395,862
Total Gross Loans:	$241,796	$1,677,668	$134,769	$311,204	$60,973	$770	$-	$2,427,180

(1) Includes business lines of credit and PPP loans.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the nine months ended September 30, 2020 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,422	$15,235	$1,244	$2,945	$330	$-	$273	$22,449
Acquired loans initially recorded at fair value:	261	58	-	803	-	-	-	1,122
Acquired loans with deteriorated credit:	39	79	-	42	3	-	-	163
Beginning Balance, December 31, 2019	2,722	15,372	1,244	3,790	333	-	273	23,734

Charge-offs:
Acquired loans initially recorded at fair value:	4	-	-	-	-	-	-	4
Sub-total:	4	-	-	-	-	-	-	4

Recoveries:
Originated Loans:	-	-	-	489	-	4	-	493
Acquired loans initially recorded at fair value:	-	-	-	3	8	-	-	11
Sub-total:	-	-	-	492	8	4	-	504

Provisions:
Originated Loans:	260	2,610	485	2,670	290	8	(76)	6,247
Acquired loans initially recorded at fair value:	162	751	-	441	(8)	-	-	1,346
Acquired loans with deteriorated credit:	(6)	(60)	-	(1)		-	-	(67)
Sub-total:	416	3,301	485	3,110	282	8	(76)	7,526

Totals:
Originated Loans:	2,682	17,845	1,729	6,104	620	12	197	29,189
Acquired loans initially recorded at fair value:	419	809	-	1,247	-	-	-	2,475
Acquired loans with deteriorated credit:	33	19	-	41	3	-	-	96
Ending Balance, September 30, 2020	$3,134	$18,673	$1,729	$7,392	$623	$12	$197	$31,760

_____________________________
(1) Includes business lines of credit and PPP loans.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended September 30, 2019 (in thousands).

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:

Originated Loans:	$2,580	$14,251	$1,454	$3,995	$274	$1	$150	$22,705
Acquired loans initially recorded at fair value:	731	-	-	-	-	-	-	731
Acquired loans with deteriorated credit:	146	137	-	67	3	-	-	353
Beginning Balance, June 30, 2019	3,457	14,388	1,454	4,062	277	1	150	23,789

Charge-offs:
Originated Loans:	1							1
Sub-total:	1	-	-	-	-	-	-	1

Recoveries:
Originated Loans:	-	-	-	-	-	-	-	-
Acquired loans initially recorded at fair value:	-	-	-	-	3	-	-	3
Sub-total:	-	-	-	-	3	-	-	3

Provisions:
Originated Loans:	(145)	421	83	(29)	15	(1)	208	552
Acquired loans initially recorded at fair value:	(316)	112		627	9	-	-	432
Acquired loans with deteriorated credit:	(106)	23	-	(1)	-	-	-	(84)
Sub-total:	(567)	556	83	597	24	(1)	208	900

Totals:
Originated Loans:	2,434	14,672	1,537	3,966	289	-	358	23,256
Acquired loans initially recorded at fair value:	415	112		627	12	-	-	1,166
Acquired loans with deteriorated credit:	40	160	-	66	3	-	-	269
Ending Balance, September 30, 2019	$2,889	$14,944	$1,537	$4,659	$304	$-	$358	$24,691
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and nine months ended September 30, 2020 and 2019 (In thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2020	2019	2019	2020	2020	2019	2019

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with no related allowance recorded:
Residential one-to-four family	$2,125	$11	$2,179	$20	$2,076	$51	$2,627	$66
Commercial and Multi-family	5,867	8	8,655	56	5,211	98	9,680	310
Commercial business(1)	3,516	32	1,131	43	2,677	183	1,138	126
Home equity(2)	966	6	598	6	855	19	649	18
Sub-total:	$12,474	$57	$12,563	$125	$10,819	$351	$14,094	$520

Acquired loans initially recorded at fair value
with no related allowance recorded:

Residential one-to-four family	$1,555	$5	$1,931	$23	$1,647	$41	$2,081	$73
Commercial and Multi-family	4,060	19	3,882	55	4,053	113	3,898	165
Commercial business(1)	-	-	119	12	-	-	96	14
Home equity(2)	221	-	311	3	214	6	294	9
Consumer	-	-	-	-		-	-	-
Sub-total	$5,836	$24	$6,243	$93	$5,914	$160	$6,369	$261

Acquired loans with deteriorated credit
with no related allowance recorded:

Residential one-to-four family(3)	$984	$-	$839	$14	$929	$28	$898	$44
Commercial and Multi-family(3)	705	9	4,264	7	710	23	4,666	20
Commercial business(1)(3)	864	21	894	-	864	25	849	-
Home equity(2)(3)	17	-	41	-	22		43	-
Sub-total:	$2,570	$30	$6,038	$21	$2,525	$76	$6,456	$64

Total Impaired Loans
with no related allowance recorded:	$20,880	$111	$24,844	$239	$19,258	$587	$26,919	$845

__________

(1)Includes business lines of credit.

(2)Includes home equity lines of credit.

(3)Does not include accretable yield on loans acquired with deteriorated credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with allowance recorded by portfolio class for the three months ended September 30, 2020 and 2019. (In thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2020	2019	2019	2020	2020	2019	2019

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
Originated loans	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
with an allowance recorded:
Residential one-to-four family	$908	$-	$2,032	$18	$910	$10	$2,175	$67
Commercial and Multi-family	-	-	-	-	-	-	-	-
Commercial business(1)	1,427	65	822	3	1,314	93	658	57
Home equity(2)	321	1	268	1	339	6	229	5
Sub-total:	$2,656	$66	$3,122	$22	$2,563	$109	$3,062	$129

Acquired loans initially recorded at fair value
with an allowance recorded:
Residential one-to-four family	$2,472	$3	$3,291	$30	$2,404	$33	$3,286	$82
Commercial and Multi-family	1,221	-	881	14	1,225	20	889	22
Commercial business(1)	1,403	17	377	-	1,106	47	251	-
Home equity(2)	110	1	84	1	101	2	84	4
Sub-total:	$5,206	$21	$4,633	$45	$4,836	$102	$4,510	$108

Acquired loans with deteriorated credit
with an allowance recorded:
Residential one-to-four family(3)	$340	$-	$527	$7	$400	$7	$473	$19
Commercial and Multi-family			943	-		-	629	-
Sub-total:	$340	$-	$1,470	$7	$400	$7	$1,102	$19

Total Impaired Loans
with an allowance recorded:	$8,202	$87	$9,225	$74	$7,799	$218	$8,674	$256

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

September 30, 2020 and December 31, 2019. (In thousands):

	As of September 30, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with no related allowance recorded:
Residential one-to-four family	$2,278	$2,381	$-	$2,010	$2,098	$-
Commercial and multi-family	7,842	7,891	-	4,469	4,527	-
Commercial business(1)	3,144	5,289	-	1,108	4,069	-
Home equity(2)	938	940	-	584	593	-
Sub-total:	$14,202	$16,501	$-	$8,171	$11,287	$-

Acquired loans initially recorded at fair
value with no related allowance
recorded:
Residential one-to-four family	$1,562	$1,660	$-	$1,843	$1,950	$-
Commercial and Multi-family	4,227	4,227	-	4,401	4,402	-
Commercial business(1)	-		-	183	589	-
Home equity(2)	194	196	-	205	206	-
Sub-total:	$5,983	$6,083	$-	$6,632	$7,147	$-

Acquired loans with deteriorated
credit with no related allowance
recorded:
Residential one-to-four family	$1,158	$1,762	$-	$827	$1,383	$-
Commercial and Multi-family	695	1,749	-	3,113	4,166	-
Commercial business(1)	865	5,122	-	867	5,052	-
Home equity(2)	-	-	-	37	47	-
Sub-total:	$2,718	$8,633	$-	$4,844	$10,648	$-

Total Impaired Loans
with no related allowance recorded:	$22,903	$31,217	$-	$19,647	$29,082	$-

__________

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the recorded investment, unpaid principal balance, and the related allowance on impaired loans by portfolio class at September 30, 2020 and December 31, 2019. (In thousands):

	As of September, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
Originated loans	Investment	Balance	Allowance	Investment	Balance	Allowance
with an allowance recorded:
Residential one-to-four family	$904	$906	$37	$973	$973	$48
Commercial business(1)	1,829	4,614	1,448	1,403	3,037	1,029
Home equity(2)	372	379	24	379	382	20
Sub-total:	$3,105	$5,899	$1,509	$2,755	$4,392	$1,097

Acquired loans initially recorded at fair
value with an allowance
recorded:
Residential one-to-four family	$2,470	$2,504	$347	$2,278	$2,293	$325
Commercial and Multi-family	1,216	1,417	313	1,248	1,442	342
Commercial business(1)	1,325	2,695	1,680	377	1,489	1,489
Home equity(2)	138	139	3	83	83	4
Sub-total	$5,149	$6,755	$2,343	$3,986	$5,307	$2,160

Acquired loans with deteriorated
credit with an allowance
recorded:
Residential one-to-four family	$161	$161	$1	$524	$571	$7
Sub-total:	$161	$161	$1	$524	$571	$7

Total Impaired Loans
with an allowance recorded:	$8,415	$12,815	$3,853	$7,265	$10,270	$3,264

Total Impaired Loans
with no related allowance recorded:	$22,903	$31,217	$-	$19,647	$29,082	$-

Total Impaired Loans:	$31,318	$44,032	$3,853	$26,912	$39,352	$3,264

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

A troubled debt restructured loan (“TDR”) is a loan that has been modified whereby the Company has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Company to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a concession that would otherwise not be granted to the borrower. Pursuant to the CARES Act, a loan that was current at December 31, 2019 and modified due to the COVID-19 pandemic is not considered a TDR. The types of concessions granted generally include, but are not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. All TDRs were considered impaired and therefore were individually evaluated for impairment in the calculation of the allowance for loan losses. Prior to their classification as TDRs, certain of these loans had been collectively evaluated for impairment in the calculation of the allowance for loan losses.

	At September 30, 2020	At December 31, 2019
	(In thousands)
Recorded investment in TDRs:
Accrual status	$16,436	$17,030
Non-accrual status	1,145	702
Total recorded investment in TDRs	$17,581	$17,732

The Company originated five TDR loans totaling $458,181 and three TDR loans totaling $415,652 for the three months ended September 30, 2020 and September 30, 2019, respectively.

The Company originated six TDR loans totaling $674,283 and six TDR loans totaling $1.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

For the three months ended September 30, 2020 and September 30, 2019, TDRs, for which there was a payment default within twelve months of restructuring, totaled $602,274 for two loans and $105,000 for one loan, respectively.

For the nine months ended September 30, 2020 and September 30, 2019, TDRs, for which there was a payment default within twelve months of restructuring, totaled $602,274 for two loans and $105,000 for one loan, respectively.

The following table sets forth the delinquency status of total loans receivable as of September 30, 2020:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$1,393	$256	$670	$2,319	$239,477	$241,796	$159
Commercial and multi-family	1,773	613	2,594	4,980	1,672,688	1,677,668	1,416
Construction	-	-	-	-	134,769	134,769	-
Commercial business(1)	516	63	2,488	3,067	308,137	311,204	149
Home equity(2)	242	-	427	669	60,304	60,973	-
Consumer	-	-	-	-	770	770	-
Total	$3,924	$932	$6,179	$11,035	$2,416,145	$2,427,180	$1,724

_________

(1) Includes business lines of credit and PPP loans.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at September 30, 2020 and December 31, 2019, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2020, and December 31, 2019, non-accrual loans differed from the amount of total loans past due greater than 90 days due to loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan. There were $3.7 million at September 30, 2020 and $1.6 million at December 31, 2019 in nonaccrual loans that were less than ninety days past due. Nonaccrual loans do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $1.1 million at September 30, 2020, and $3.5 million at December 31, 2019. Loans subject to COVID-19-related modifications are not be reported as non-accrual, in accordance with regulatory guidance.

	As of September 30, 2020	As of December 31, 2019
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$847	$590
Commercial and multi-family	457	761
Commercial business(1)	3,252	1,428
Home equity(2)	604	347

Sub-total:	5,160	3,126

Acquired loans initially recorded at fair value:
Residential one-to-four family	565	291
Commercial and multi-family	979	217
Commercial business(1)	378	513
Home equity(2)	69	13

Sub-total:	1,991	1,034

Total	$7,151	$4,160

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the nine months ended September 30, 2020 and December 31, 2019 would have been approximately $673,000 and $967,000, respectively. Interest income recognized on loans returned to accrual status was approximately $520,000 and $1.1 million, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status. At September 30, 2020 and December 31, 2019, there were $1.7 million and $795,000, respectively, of loans which were more than ninety days past due and still accruing interest.

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

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of September 30, 2020, we had $0 in assets classified as losses, and $18.1 million in assets classified as substandard, of which $18.1 million were classified as impaired. The loans classified as substandard are secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of September 30, 2020 (in thousands). As of September 30, 2020, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Originated loans:
Residential one-to-four family	$206,900	$1,040	$1,103	$209,043
Commercial and multi-family	1,568,159	2,147	5,152	1,575,458
Construction	134,769	-	-	134,769
Commercial business(1)	286,650	1,426	4,633	292,709
Home equity(2)	49,386	-	711	50,097
Consumer	768	-	-	768
Sub-total:	$2,246,632	$4,613	$11,599	$2,262,844

Acquired loans initially recorded at fair value:
Residential one-to-four family	$30,777	$-	$657	$31,434
Commercial and multi-family	97,894	205	3,416	101,515
Commercial business(1)	16,132	132	1,325	17,589
Home equity(2)	10,577	-	69	10,646
Consumer	2	-	-	2
Sub-total:	$155,382	$337	$5,467	$161,186

Acquired loans with deteriorated credit:
Residential one-to-four family	$768	$544	$7	$1,319
Commercial and multi-family	487	-	208	695
Commercial business(1)	-	49	857	906
Home equity(2)	230	-	-	230
Sub-total:	$1,485	$593	$1,072	$3,150

Total Gross Loans	$2,403,499	$5,543	$18,138	$2,427,180

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

Note 8 – Stockholders’ Equity

On September 1, 2020, the Company closed a private placement of its Series H 3.5% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $5.9 million for 590 shares.

On August 31, 2020, the Company redeemed all 6,465 outstanding shares of its Series F 6.0% Noncumulative Perpetual Preferred Stock, at their face value of $1,000 per share, for a total redemption amount of $6.5 million.

On August 10, 2020, the Company redeemed all 388 outstanding shares of its Series C 6.0% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $3.9 million.

On July 13, 2020, the Company closed a private placement of its Series H 3.5% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $3.1 million for 308 shares, effective June 29, 2020.

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

On January 30, 2019, the Company closed a private placement of Series G 6.0% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $5.3 million for 533 shares.

Note 9 – Bank Owned Life Insurance

The Bank purchased $60 million of bank owned life insurance (“BOLI”) in August, 2020. BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At September 30, 2020, the Bank had $60.4 million in BOLI. Income earned on BOLI was $385,000 through September 30, 2020. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.

Note 10 – Goodwill and Other Intangible Assets

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

The Company believes that the fair values of our goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at September 30, 2020.

Amortization expense of the core deposit intangibles was $16,000 and $49,000 for the three and nine months ended September 30, 2020, respectively, and $18,000 and $54,000 for the three and nine months ended September 30, 2019, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at September 30, 2020 were $250,000 and $5.2 million, respectively, and at September 30, 2019 were $317,000 and $5.3 million, respectively.

The temporary COVID-19 pandemic has clearly caused disruption to the global economy, but the extent and duration of the disruption is uncertain at this time. Accordingly, and in consideration of the relatively recent decline of the stock price below carrying value, management feels that it is not more likely than not that this circumstance indicates that the fair value of the Company is less than its carrying amount, including goodwill, as of September 30, 2020. Management will continue to monitor the activity for loan deferment requests and delinquencies on a regular basis, and will perform the annual goodwill impairment testing in the fourth quarter of 2020.

Note 11 – Fair Values of Financial Instruments

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2020:
Securities
Debt Securities Available for Sale	$119,643	$-	$119,643	$-
Marketable Equities	$14,501	$14,501	$-	$-
Total Securities	$134,144	$14,501	$119,643	$-

As of December 31, 2019:
Securities
Debt Securities Available for Sale	$91,613	$-	$91,613	$-
Marketable Equities	$2,500	$2,500	$-	$-
Total Securities	$94,113	$2,500	$91,613	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three or nine months ended September 30, 2020 and 2019.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2020
Impaired Loans	$4,562	$-	$-	$4,562
Other real estate owned	$1,623	$-	$-	$1,623

As of December 31, 2019:
Impaired Loans	$4,001	$-	$-	$4,001
Other real estate owned	$1,623	$-	$-	$1,623

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2020 and December 31, 2019 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
September 30, 2020:
Impaired Loans	$4,562	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$1,623	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2019:
Impaired Loans	$4,001	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$1,623	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019.

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

Note 11 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2020 and December 31, 2019 consisted of the loan balances of $8.4 million net of a valuation allowance of $3.8 million and $7.3 million net of a valuation of loan allowance of $3.3 million, respectively.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$160,551	$160,551	$160,551	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	119,643	119,643	-	119,643	-
Equity investments	14,501	14,501	14,501	-	-
Loans held for sale	1,510	1,510	-	1,510	-
Loans receivable, net	2,391,990	2,426,106	-	-	2,426,106
FHLB of New York stock, at cost	13,160	13,160	-	13,160	-
Accrued interest receivable	17,746	17,746	-	17,746	-
Other Real Estate Owned	1,623	1,623	-	-	1,623

Financial liabilities:
Deposits	2,273,338	2,280,198	1,497,649	782,549	-
Borrowings	259,600	262,270	-	262,270	-
Subordinated debentures	36,984	37,364	-	37,364	-
Accrued interest payable	1,485	1,485	-	1,485	-

	As of December 31, 2019

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$550,353	$550,353	$550,353	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	91,613	91,613	-	91,613	-
Equity investments	2,500	2,500	2,500	-	-
Loans held for sale	917	917	-	917	-
Loans receivable, net	2,178,407	2,199,497	-	-	2,199,497
FHLB of New York stock, at cost	13,821	13,821	-	13,821	-
Accrued interest receivable	8,318	8,318	-	8,318	-
Other Real Estate Owned	1,623	1,623	-	-	1,623

Financial liabilities:
Deposits	2,362,063	2,375,089	1,231,658	1,143,431	-
Borrowings	245,800	245,176	-	245,176	-
Subordinated debentures	36,810	36,947	-	36,947	-
Accrued interest payable	2,708	2,708	-	2,708	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $640,000 and $814,000 at September 30, 2020 and December 31, 2019, respectively.

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

Note 13 – Lease Obligations

The Company leases 28 of our offices under various operating lease agreements. The leases have remaining terms of one year to 12 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease cost	$850	$812	$2,559	$2,374
Variable lease cost-operating leases	$201	$132	$599	$440

	At September 30, 2020	At December 31, 2019
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$15,798	$13,246

Current liabilities	$3,054	$2,590
Operating lease liabilities (noncurrent portion)	12,950	10,790
Total operating lease liabilities	$16,004	$13,380

The weighted average remaining lease term for operating leases at September 30, 2020 and December 31, 2019 was 6.68 years and 6.69 years, respectively. The weighted average discount rate for operating leases at September 30, 2020 and December 31, 2019 was 2.67 percent and 3.16 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at September 30, 2020 and December 31, 2019 (in thousands):

Maturities of lease liabilities:
	At September 30, 2020	At December 31, 2019
	Operating Leases	Operating Leases
One year or less	$3,054	$2,590
Over one year through three years	5,131	4,713
Over three years through five years	3,341	2,736
Over five years	4,478	3,341
Total	$16,004	$13,380

Note 14 – Subsequent Events

On October 22, 2020, the Company announced that its Board of Directors approved the adoption of a new stock repurchase program to be effective at a to-be-determined time. The Company’s Board of Directors plans to consult with its financial advisors and determine the total number of shares to be repurchased under the program. The Company did not repurchase any shares of its common stock during the three month period ended September 30, 2020.

On October 14, 2020, the Board of Directors of the Company declared a common stock dividend of $0.14 per share to shareholders of record on November 6, 2020 with a payment date of November 20, 2020.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company did not incur significant disruptions during the three and nine months ended September 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows for future periods due to numerous uncertainties.

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

•civil unrest in the communities that we serve;

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2020, we had approximately $2.842 billion in consolidated assets, $2.273 billion in deposits and $242.7 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2020 the Bank operated through 31 branches in Bayonne, Carteret, Colonia, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lodi, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

COVID-19 Overview

With the global outbreak of COVID-19, the Company remains focused on protecting the health and wellbeing of its employees and the communities in which it operates while assuring the continuity of its business operations.

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

As of September 30, 2020, the Company had over $160 million of cash on hand and available wholesale borrowing capacity of over $700 million.

COVID-19 Response

•Operational Initiatives

oThe pandemic response team meets on a biweekly basis and actively monitors guidance released by regulators, and banking associations.

oIn-person meetings are closely managed and are held on an as needed basis only.

oSome employees are working remotely, temporarily relocated or are working alternate days to increase social distancing.

oBarriers have been installed in branches and back offices to provide protection.

oBranch and operational offices are cleaned and sanitized weekly. This practice will continue until further notice. Employees have access to masks, gloves and disinfectant.

oMasks are required for entry and social distancing is strictly enforced.

oManagement provides updates to employees on a regular basis.

oThe Call Center is open seven days a week to assist with customer inquiries.

•Allowance for Loan Losses (“ALLL”)

oAlthough several of the Company’s asset quality metrics have not been adversely affected in a significant manner during the first nine months of 2020, management determined it is prudent to increase its loan loss reserves through the addition of $2.7 million and $7.5 million in loan loss provisions for the three and nine-month periods ended September 30, 2020, respectively, due primarily to the economic downturn as a result of the COVID-19 pandemic. This compares to $900,000 and $2.5 million in loan loss provisions for the three and nine-month periods ended September 30, 2019, respectively. The loan loss reserve to total loans ratio was 1.31 percent at September 30, 2020, compared to 1.08 percent at September 30, 2019. The increased reserve includes provisions taken in response to changes in risks associated with loan classification assignments and a declining economy in New Jersey and New York.

oThe Bank considered qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of borrowers in arriving at its loan loss provision. All of these factors are likely to be affected by the COVID-19 pandemic. Individual deferred loans were stress tested to assess potential credit risks. The impact of COVID-19 is likely to be felt over the next several quarters. Adjustments to the ALLL may be required as the full impact of COVID-19 on the borrowers’ capacity to make payments and the value of the underlying collateral becomes known.

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

oThe Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 that were modified or deferred due to COVID-19 will be considered current. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. These loans are accruing interest and the Bank is considering the loans within the overall allowance for loan loss analysis.

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

The following is a summary of deferment requests by loan type as of September 30, 2020 and October 16, 2020 (dollars in thousands):

	September 30, 2020			October 16, 2020
	Number of Loans	Principal Balance	Weighted Average Interest Rate	Number of Loans	Principal Balance	Weighted Average Interest Rate
Residential one-to-four family	2	$789	5.0%	-	$-	-%
Commercial and multi-family	45	54,708	4.5	10	4,023	4.7
Construction	-	-	-	-	-	-
Commercial business(1)	9	3,856	5.6	1	1,149	6.0
Home equity(2)	2	299	5.1	-	-	-
	58	$59,652	4.6%	11	$5,172	5.0%
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Loan deferments peaked at $730.1 million in mid-June 2020. The Bank has worked diligently with our customers by reaching out to them as the end of the three-month deferral term was approaching, and to understand the need for any prudent requests of an extension of the deferral period. The Bank has been encouraged with the results as we have experienced a 99% decline in loan deferment balances through October 16, 2020 since the peak in mid-June.

Loan deferment maturities for the remainder of the year are as follows (in thousands):

	October	November	December	January 2021	Total
1st Deferment	$-	$-	$1,432	$495	$1,927
2nd Deferment	-	-	2,155	1,090	3,245
Total Deferments	$-	$-	$3,587	$1,585	$5,172

Management continues to perform detail stress testing of loan deferments related to various loan to value and cash flow scenarios. The ALLL reserves allocated to these stress tests are deemed to be adequate and will continue to be analyzed as the economic conditions progress.

•Paycheck Protection Program (PPP)

oAs a qualified SBA lender, the Bank was automatically authorized to originate PPP loans.

oThrough September 30, 2020, the Bank had closed and funded approximately $129 million for almost 1,100 PPP loans.

oThe Company had received approximately $4.7 million of processing fees from the SBA through September 30, 2020. These fees, net of direct costs relating to the origination of these loans, have been deferred and are being amortized over the life of the loans. The amount of net deferred fees recorded to interest income through September 30, 2020 was approximately $640,000. The Company anticipates recognizing $375,000 of net deferred fee income in the fourth quarter of 2020, excluding any amounts resulting from loan forgiveness.

•Main Street lending Program

oThe Main Street Lending Program is a program announced on April 9, 2020, under which the Federal Reserve will purchase loans that banks give to small and mid-sized businesses. The Federal Reserve will purchase 95% of each loan.

oThe program is designed to keep credit flowing to small and mid-sized businesses that were in good financial standing before the onset of the COVID-19 crisis, but which are now under extreme stress due to stay-at-home and business closure orders from state and local governments. The Bank has been approved as an eligible lender, and has received inquiries since the program became operational on July 8, 2020. As of September 30, 2020, the Bank has not sold any loans to the Federal Reserve under this program.

•Industry Exposure

oThe Company has identified various industries that may be particularly adversely impacted by the COVID-19 pandemic. Though the hotspots may change through the progression of the pandemic, the following sectors are currently being disproportionately impacted: Strip Retail, Hospitality/Hotels, Golf Courses and Banquet Halls, Restaurants and Retail.

The following table summarizes the Bank’s portfolio and deferment balances for these industries, as a percentage of the total loan portfolio, at September 30, 2020. At October 16, 2020, the Bank only had $400,000 in deferment balances for these industries.

Description	Portfolio Balance ($000s)	Percentage of Loan Portfolio	Deferment Balance ($000s)	Percentage of Loan Portfolio
Strip Retail	$119,505	5.0%	$10,649	0.4%
Hospitality/Hotel	66,390	2.8%	1,937	0.1%
Golf Courses and Banquet Halls	45,646	1.9%	11,121	0.5%
Restaurant (standalone)	36,226	1.5%	234	0.0%
Retail (one-to-three units)	66,778	2.8%	401	0.0%
	$334,545	14.0%	$24,342	1.0%

COVID-19 Response (Continued)

•IT Changes

oTo protect the well-being of our staff and customers, the Company has set up resources for some employees to work from home. To facilitate the move, we allocated laptop computers to staff and enhanced our ability to access the network offsite.

•Liquidity and Capital Resources

oThe Company was well positioned with adequate levels of cash and liquid assets as of September 30, 2020, as well as wholesale borrowing capacity of over $700 million, to cover the lack of payments for COVID-19 loan deferments. At September 30, 2020, the Company’s equity to assets ratio was 8.5% and the Bank’s capital was in excess of regulatory requirements. The Company called $10.5 million of its then-outstanding preferred stock in the third quarter, which included all of its Series C 6.0% and Series F 6.0% preferred stock. The Company issued $5.9 million of Series H 3.5% preferred stock in the third quarter of 2020. Total Series H 3.5% preferred stock issued was $9.0 million at September 30, 2020. In September, 2020 the Board of Directors of the Company, extended the issuance of Series H 3.5% preferred stock program through December 31, 2020. The Company had $4.9 million of common stock repurchases for the first six months of 2020, and the program concluded in May 2020. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter.

Financial Condition

Total assets decreased by $65.1 million, or 2.2 percent, to $2.842 billion at September 30, 2020 from $2.907 billion at December 31, 2019. The decrease in total assets was mainly related to decreases in total cash and cash equivalents, partly offset by increases in loans receivable, a purchase of $60.0 million of BOLI, and purchases of investment securities.

Total cash and cash equivalents decreased by $389.8 million, or 70.8 percent, to $160.6 million at September 30, 2020 from $550.4 million at December 31, 2019. This decrease was mainly related to increases in loans receivable and investment securities, a purchase of $60.0 million of BOLI, and a decrease in deposits, partly offset by an increase in borrowings.

Loans receivable, net increased by $213.6 million, or 9.8 percent, to $2.392 billion at September 30, 2020 from $2.178 billion at December 31, 2019. The increase in loans included $48.4 million of purchased loans and $127.0 million from the Company’s participation in the federal PPP loan program. Total loan increases for the first nine months of 2020 included $133.6 million in commercial business loans, which included PPP loans, $70.7 million in commercial real estate and multi-family loans, $29.8 million in construction loans, and $88,000 in consumer loans, partly offset by decreases of $6.6 million in residential one-to-four family loans and $3.7 million in home equity loans. The allowance for loan losses increased $8.0 million to $31.8 million, or 444.1 percent of non-accruing loans and 1.31 percent of gross loans, at September 30, 2020 as compared to an allowance for loan losses of $23.7 million, or 570.5 percent of non-accruing loans and 1.08 percent of gross loans, at December 31, 2019.

Total investment securities increased by $40.0 million, or 42.5 percent, to $134.1 million at September 30, 2020 from $94.1 million at December 31, 2019, representing purchases of $70.6 million in securities, partly offset by repayments, calls and maturities.

Deposit liabilities decreased by $88.7 million, or 3.8 percent, to $2.273 billion at September 30, 2020 from $2.362 billion at December 31, 2019. The decrease in deposit liabilities mainly related to the maturity of certain high-rate, promotional certificate of deposit accounts in the third quarter. Some of these matured deposits went into other forms of deposits and others were withdrawn from the Bank. Total decreases for the first nine months of 2020 included $355.7 million in certificates of deposit, including listing service and brokered deposit accounts. Listing service and brokered reciprocal certificates of deposit, which were used as additional sources of deposit liquidity to fund loan growth, totaled $2.2 million and $10.0 million, respectively, at September 30, 2020. The decreases in total deposit liabilities was partly offset by increases of $123.9 million in non-interest-bearing deposit accounts, $110.8 million in NOW deposit accounts, $27.0 million in savings and club accounts, and $5.3 million in money market checking accounts.

Debt obligations increased by $14.0 million, or 4.9 percent, to $296.6 million at September 30, 2020 from $282.6 million at December 31, 2019. The weighted average interest rate of FHLB advances was 1.99 percent at September 30, 2020 and 2.16 percent at December 31, 2019. The fixed interest rate of subordinated debt balances was 5.625 percent at September 30, 2020 and December 31, 2019. During the three months ended September 30, 2020, the Company opted to extinguish a $15.0 million FHLB advance which held a rate of 2.68% and was originally set to mature in June, 2021. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately four basis points on an annualized basis. The related non-recurring expense for the extinguishment of this debt is included in noninterest expense.

Stockholders’ equity increased by $3.2 million, or 1.3 percent, to $242.7 million at September 30, 2020 from $239.5 million at December 31, 2019. Retained earnings increased by $5.3 million, or 11.0 percent, to $53.7 million at September 30, 2020 from $48.4 million at December 31, 2019, related to the net effect of net income less dividends paid and for the first nine months of the year. Accumulated other comprehensive income increased $2.8 million to $627,000 at September 30, 2020 from a loss of $2.2 million at December 31, 2019, related to significant improvements in the value of available-for-sale securities, as a result of the general decrease in market interest rates. Additional paid-in-capital for preferred stock decreased by $1.5 million to $23.5 million at September 30, 2020 from $25.0 million at December 31, 2019, primarily related to the redemption of $10.5 million of the Company’s then-outstanding preferred stock, which included the Company’s Series C 6% and Series F 6% preferred stock, partly offset by the issuance of $9.0 million of Series H 3.5% preferred stock. Treasury stock increased $4.9 million to $26.9 million at September 30, 2020 from $22.0 million at December 31, 2019, related to the repurchase of Company common shares.

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

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,394,997	$27,126	4.53%	$2,309,703	$28,860	5.00%
Investment Securities	138,736	1,086	3.13%	111,551	759	2.72%
Interest-earning deposits	273,620	254	0.37%	289,080	1,750	2.42%
Total Interest-earning assets	2,807,353	28,466	4.06%	2,710,334	31,369	4.63%
Non-interest-earning assets	94,623			75,904
Total assets	$2,901,976			$2,786,238
Interest-bearing liabilities:
Interest-bearing demand accounts	$498,287	$650	0.52%	$344,439	$661	0.77%
Money market accounts	315,658	508	0.64%	269,775	1,237	1.84%
Savings accounts	283,684	113	0.16%	257,392	102	0.16%
Certificates of Deposit	875,497	4,530	2.07%	1,095,481	6,603	2.41%
Total interest-bearing deposits	1,973,126	5,801	1.18%	1,967,087	8,603	1.75%
Borrowed funds	274,144	1,775	2.59%	298,152	2,006	2.69%
Total interest-bearing liabilities	2,247,270	7,576	1.35%	2,265,239	10,609	1.87%
Non-interest-bearing liabilities	418,184			299,230
Total liabilities	2,665,454			2,564,469
Stockholders' equity	236,522			221,769
Total liabilities and stockholders' equity	$2,901,976			$2,786,238
Net interest income		$20,890			$20,760
Net interest rate spread(1)			2.71%			2.76%
Net interest margin(2)			2.98%			3.06%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

Net Interest Income Analysis (Continued)

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,285,854	$80,063	4.67%	$2,318,047	$85,727	4.93%
Investment Securities	115,910	2,397	2.76%	120,560	2,592	2.87%
Interest-earning deposits	480,221	2,631	0.73%	220,318	4,270	2.58%
Total Interest-earning assets	2,881,985	85,091	3.94%	2,658,925	92,589	4.64%
Non-interest-earning assets	68,397			72,718
Total assets	$2,950,382			$2,731,643
Interest-bearing liabilities:
Interest-bearing demand accounts	$457,546	$2,305	0.67%	$342,515	$1,913	0.74%
Money market accounts	321,453	2,623	1.09%	253,593	3,311	1.74%
Savings accounts	270,948	324	0.16%	259,093	325	0.17%
Certificates of Deposit	1,007,796	16,657	2.20%	1,079,090	18,690	2.31%
Total interest-bearing deposits	2,057,743	21,909	1.42%	1,934,291	24,239	1.67%
Borrowed funds	281,574	5,523	2.62%	288,399	5,823	2.69%
Total interest-bearing liabilities	2,339,317	27,432	1.56%	2,222,690	30,062	1.80%
Non-interest-bearing liabilities	372,976			293,557
Total liabilities	2,712,293			2,516,247
Stockholders' equity	238,089			215,396
Total liabilities and stockholders' equity	$2,950,382			$2,731,643
Net interest income		$57,659			$62,527
Net interest rate spread(1)			2.38%			2.84%
Net interest margin(2)			2.67%			3.14%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

Results of Operations comparison for the Three Months Ended September 30, 2020 and 2019

Net income increased by $3.1 million, or 58.9 percent, to $8.3 million for the three months ended September 30, 2020 from $5.2 million for the three months ended September 30, 2019. The increase in net income was primarily related to an increase in noninterest income, a decrease in total interest expense, and a decrease in total noninterest expense, partly offset by a decrease total interest income, an increase in the provision for loan losses, and an increase in the income tax provision for the three months ended September 30, 2020 as compared with the three months ended September 30, 2019.

Net interest income increased by $130,000, or 0.6 percent, to $20.9 million for the three months ended September 30, 2020 from $20.8 million for the three months ended September 30, 2019. The increase in net interest income resulted primarily from a $3.0 million decrease in interest expense related to a decrease in the average rate on interest-bearing liabilities of 52 basis points to 1.35 percent for the three months ended September 30, 2020 from 1.87 percent for the three months ended September 30, 2019, as well as a decrease in the average balance of interest-bearing liabilities of $18.0 million, or 0.8 percent, to $2.247 billion for the three months ended September 30, 2020 from $2.265 billion for the three months ended September 30, 2019. Interest income was $2.9 million lower than the prior year, related to a decrease in the average yield on interest-earning assets of 57 basis points to 4.06 percent for the three months ended September 30, 2020 from 4.63 percent for the three months ended September 30, 2019, partly offset by an increase in the average balance of interest-earning assets of $97.0 million, or 3.6 percent, to $2.807 billion for the three months ended September 30, 2020 from $2.710 billion for the three months ended September 30, 2019. The lower rates for interest income and interest expense were driven by the reduction of the federal funds rate by 175 basis points from October, 2019 through September, 2020.

Interest income on loans receivable decreased by $1.7 million, or 6.0 percent, to $27.1 million for the three months ended September 30, 2020 from $28.8 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease in the average yield on loans of 47 basis points to 4.53 percent for the three months ended September 30, 2020 from 5.00 percent for the three months ended September 30, 2019, partly offset by an increase in the average balance of loans receivable of $85.3 million, or 3.7 percent, to $2.395 billion for the three months ended September 30, 2020 from $2.310 billion for the three months ended September 30, 2019. The decrease in the average yield on loans followed the declining interest rate environment. The Company curtailed loan growth in the second half of 2019 and in the first three months of 2020. In the second quarter of 2020, the Company purchased $48.4 million in loans and originated $127.0 million in PPP loans, which increased the average balance of loans receivable for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Interest income on loans also included $230,000 of amortization of purchase credit fair value adjustments for the three months ended September 30, 2020 related to the Company’s April 2018 acquisition of IA Bancorp, Inc. (“IAB”), which added approximately three basis points to the average yield on interest earning assets.

Interest income on securities increased by $327,000 or 43.1 percent, to $1.1 million for the three months ended September 30, 2020 from $759,000 for the three months ended September 30, 2019. This increase was primarily due to an increase in the average balance of securities of $27.2 million, or 24.4 percent, to $138.7 million for the three months ended September 30, 2020 from $111.5 million for the three months ended September 30, 2019, as well as an increase in the average yield on securities of 41 basis points to 3.13 percent for the three months ended September 30, 2020 from 2.72 percent for the three months ended September 30, 2019. The increase in the average balance of securities resulted from purchases of new securities, partly offset by faster prepayment speeds, repayments, calls, and maturities, while the increase in the average yield on securities came as a result of the mix of purchases of new securities.

Interest income on other interest-earning assets decreased by $1.5 million, or 85.5 percent to $254,000 for the three months ended September 30, 2020 from $1.7 million for the three months ended September 30, 2019. This decrease was primarily due to a decrease in the average yield on other interest-earning assets of 205 basis points to 0.37 percent for the three months ended September 30, 2020 from 2.42 percent for the three months ended September 30, 2019, as well as a decrease in the average balance of other interest earning assets of $15.5 million, or 5.3 percent, to $273.6 million for the three months ended September 30, 2020 from $289.1 million for the three months ended September 30, 2019. The decrease in the average yield on other interest-earning assets correlated to the decreases in the Fed funds rate. The decrease in the average balance of other interest-earning assets related to the Company’s current deleveraging strategy and the resulting decrease in cash attributable to decreases in average certificate of deposit balances, average FHLB borrowing balances, and an increase in the average balance of loans receivable.

Total interest expense decreased by $3.0 million, or 28.6 percent, to $7.6 million for the three months ended September 30, 2020 from $10.6 million for the three months ended September 30, 2019. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 52 basis points to 1.35 percent for the three months ended September 30, 2020 from 1.87 percent for the three months ended September 30, 2019, as well as a decrease in the average balance of interest-bearing liabilities of $18.0 million, or 0.8 percent, to $2.247 billion for the three months ended September 30, 2020 from $2.265 billion for the three months ended September 30, 2019. The decreases in the average cost of funds and the average balance of interest-bearing liabilities primarily resulted from the declining interest rate environment and the Company’s strategy of maintaining strong controls over interest expense as it continues its deleveraging strategy.

Total deposit interest expense decreased by $2.8 million, or 32.6 percent, to $5.8 million for the three months ended September 30, 2020 from $8.6 million for the three months ended September 30, 2019. This decrease resulted primarily from a decrease in the average rate on deposits of 57 basis points to 1.18 percent for the three months ended September 30, 2020 from 1.75 percent for the three months ended September 30, 2019, partly offset by a slight increase in the average balance of deposits of 6.0 million, or 0.3 percent, to $1.973 billion for the three months ended September 30, 2020 from $1.967 billion for the three months ended September 30, 2019. The decrease in the average rate paid on deposits was primarily due to repricing our deposit base to align with the recent Fed rate reductions. The Company has been aggressively managing the cost of funds and it anticipates the opportunity for further reductions. Approximately $445.5 million of certificates of deposit, with a weighted average rate of 2.04%, will mature in the next six months and is projected to be replaced at significantly lower rates.

Total borrowing interest expense decreased by $231,000, or 11.5 percent, to $1.8 million for the three months ended September 30, 2020 from $2.0 million for the three months ended September 30, 2019. The average balance of borrowings decreased by $24.0 million, or 8.1 percent, to $274.1 million for the three months ended September 30, 2020 from $298.1 million for the three months ended September 30, 2019, as well as a decrease in the average rate on borrowings of 10 basis points to 2.59 percent for the three months ended September 30, 2020 from 2.69 percent for the three months ended September 30, 2019. During the three months ended September 30, 2020, the Company opted to extinguish a $15.0 million FHLB advance which held a rate of 2.68% and was originally set to mature in June, 2021. The extinguishment of this debt decreased both the average balance of borrowings and the average rate on borrowings for the three months ended September 30, 2020. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately four basis points on an annualized basis. The related non-recurring expense for the extinguishment of this debt is included in noninterest expense.

Net interest margin was 2.98 percent for the third quarter of 2020, compared to 3.06 percent for the third quarter of 2019. The decrease in the net interest margin compared to the third quarter of 2019 was the result of the current volatile financial markets attributable to the COVID-19 pandemic and the low interest rate environment. The Company’s average yield on interest-earning assets decreased by 57 basis points to 4.06 percent for the third quarter of 2020 compared to 4.63 percent for the third quarter of 2019, highlighting the impact market volatility surrounding the pandemic has had on rates. Management has been proactive in managing its cost of funds and decreased the average cost on total interest-costing liabilities by 52 basis points to 1.35 percent for the third quarter of 2020 compared to 1.87 percent for the third quarter of 2019.

The provision for loan losses increased by $1.8 million, to $2.7 million for the three months ended September 30, 2020 from $900,000 for the three months ended September 30, 2019, primarily due to COVID-19 related factors. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. The higher provision for loan losses for the three months ended September 30, 2020 was significantly influenced by the impact of COVID-19 on economic conditions and the increased risk of loan defaults. During the three months ended September 30, 2020, the Company experienced $192,000 in net recoveries compared to

$2,000 in net recoveries for the three months ended September 30, 2019. The Bank had non-accrual loans totaling $7.1 million, or 0.29 percent, of gross loans at September 30, 2020 as compared to $5.1 million, or 0.22 percent, of gross loans at September 30, 2019. The allowance for loan losses was $31.8 million, or 1.31 percent of gross loans at September 30, 2020, and $24.7 million, or 1.08 percent of gross loans at September 30, 2019. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2020 and September 30, 2019.

Total noninterest income increased by $5.6 million, or 402.9 percent, to $7.0 million for the three months ended September 30, 2020 from $1.4 million for the three months ended September 30, 2019. The increase in total noninterest income was mainly related to a gain on sale of premises of $4.4 million, an increase in the unrealized gain of equity securities of $823,000, and BOLI income of $385,000. The gain on sale of premises relates to the completion of a sale/leaseback of certain offices that the Company sold to a private investor group in September, 2020. The unrealized gains or losses on equity securities are based on market conditions. The increase in BOLI income relates to an initial purchase of $60.0 million of BOLI product in the third quarter of 2020.

Total noninterest expense decreased by $310,000, or 2.3 percent, to $13.3 million for the three months ended September 30, 2020 from $13.6 million for the three months ended September 30, 2019.

Salaries and employee benefits expense decreased by $909,000, or 12.5 percent, to $6.4 million for the three months ended September 30, 2020 from $7.3 million for the three months ended September 30, 2019, primarily related to fewer full-time equivalent employees and $200,000 of costs deferred for PPP loans, partly offset by normal compensation increases. The costs deferred represent current period salaries and benefit costs associated with direct PPP loan origination costs, which are amortized over the life of the loans. The number of full-time equivalent employees for the three months ended September 30, 2020 was 303, as compared with 352 for the same period in 2019.

Occupancy and equipment expense increased by $349,000, or 13.2 percent, to $3.0 million for the three months ended September 30, 2020 from $2.6 million for the three months ended September 30, 2019, largely related to building sanitization costs associated with the COVID-19 pandemic and the relocation of one of our existing branches during 2019.

Data processing and service fees increased by $161,000, or 20.7 percent, to $937,000 for the three months ended September 30, 2020 from $776,000 for the three months ended September 30, 2019. The increase was largely attributable to additional branches and system applications.

Regulatory assessments increased by $402,000 to $311,000 for the three months ended September 30, 2020 from a credit of $91,000 for the three months ended September 30, 2019. The increase was primarily related to the receipt of an FDIC Small Bank Assessment Credit in the three months ended September 30, 2019, and increases in the FDIC assessment rate and in the FDIC assessment base.

The Company recognized a non-recurring expense of $313,000 for a loss on extinguishment of debt, related to the prepayment of higher-cost FHLB borrowings, for the three months ended September 30, 2020.

Other noninterest expense decreased by $790,000, or 34.8 percent, to $1.5 million for the three months ended September 30, 2020 from $2.3 million for the three months ended September 30, 2019. Other noninterest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses. The decrease in the current period was primarily related to a reduction of business development and loan-related expenses, largely attributable to the current pandemic condition.

There were also less significant variances in professional fee expense, advertising expense, other real estate owned expense, and directors’ fees, which netted to an increase in expenses of $164,000 for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

The income tax provision increased by $1.1 million, or 46.9 percent, to $3.5 million for the three months ended September 30, 2020 from $2.4 million for the three months ended September 30, 2019. The increase in the income tax provision was a result of higher taxable income for the three months ended September 30, 2020 as compared with that same period for 2019. The consolidated effective tax rate for the three months ended September 30, 2020 was 29.4 percent compared to 31.1 percent for the three months ended September 30, 2019. The lower rate in the current period related primarily to non-taxable BOLI income and lower non-deductible costs in the current year period.

Results of Operations comparison for the Nine Months Ended September 30, 2020 and 2019

Net income decreased by $2.3 million, or 14.8 percent, to $13.6 million for the nine months ended September 30, 2020 from $15.9 million for the nine months ended September 30, 2019. The decrease in net income was primarily related to a decrease in total interest income and an increase in the provision for loan losses, partly offset by an increase in total noninterest income, a decrease in total interest expense, a decrease in total noninterest expense, and a decrease in the income tax provision for the nine months ended September 30, 2020 as compared with the nine months ended September 30, 2019.

Net interest income decreased by $4.9 million, or 7.8 percent, to $57.7 million for the nine months ended September 30, 2020 from $62.6 million for the nine months ended September 30, 2019. The decrease in net interest income resulted primarily from a decrease in the average yield on interest-earning assets of 70 basis points to 3.94 percent for the nine months ended September 30, 2020 from 4.64 percent for the nine months ended September 30, 2019, partly offset by an increase in the average balance of interest-earning assets of $223.1 million, or 8.4 percent, to $2.882 billion for the nine months ended September 30, 2020 from $2.659 billion for the nine months ended September 30, 2019. Interest expense decreased related to a decrease in the average rate on interest-bearing liabilities of 24 basis points to 1.56 percent for the nine months ended September 30, 2020 from 1.80 percent for the nine months ended September 30, 2019, partly offset by an increase in the average balance of interest-bearing liabilities of $116.6 million, or 5.2 percent, to $2.339 billion for the nine months ended September 30, 2020 from $2.223 billion for the nine months ended September 30, 2019. The lower rates for interest income and interest expense were driven by the reduction of the federal funds rate by 175 basis points from October, 2019 through September, 2020.

Interest income on loans receivable decreased by $5.7 million, or 6.6 percent, to $80.1 million for the nine months ended September 30, 2020 from $85.8 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease in the average yield on loans of 26 basis points to 4.67 percent for the nine months ended September 30, 2020 from 4.93 percent for the nine months ended September 30, 2019 as well as a decrease in the average balance of loans receivable of $32.2 million, or 1.4 percent, to $2.286 billion for the nine months ended September 30, 2020 from $2.318 billion for the nine months ended September 30, 2019. The Company curtailed loan growth in the second half of 2019 and in the first three months of 2020. In the second quarter of 2020, the Company purchased $48.4 million in loans and originated $127.0 million in PPP loans, which increased the average balance of loans receivable for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in the average yield on loans followed the declining interest rate environment. Interest income on loans also included $967,000 of amortization of purchase credit fair value adjustments for the nine months ended September 30, 2020 related to the April 2018 acquisition of IAB for the nine months ended September 30, 2020, which added approximately four basis points to the average yield on interest earning assets.

Interest income on securities decreased by $195,000 or 7.5 percent, to $2.4 million for the nine months ended September 30, 2020 from $2.6 million for the nine months ended September 30, 2019. This decrease was primarily due to a decrease in the average balance of securities of $4.7 million, or 3.9 percent, to $115.9 million for the nine months ended September 30, 2020 from $120.6 million for the nine months ended September 30, 2019, as well as a decrease in the average yield on securities of 11 basis points to 2.76 percent for the nine months ended September 30, 2020 from 2.87 percent for the nine months ended September 30, 2019. The decrease in the average balance of securities resulted from faster prepayment speeds, repayments, calls, and maturities, partly offset by purchases of new securities, while the decrease in the average yield on securities also followed current market lower interest rate conditions.

Interest income on other interest-earning assets decreased by $1.6 million, or 38.4 percent to $2.6 million for the nine months ended September 30, 2020 from $4.2 million for the nine months ended September 30, 2019. This decrease was primarily due to a decrease in the average yield on other interest-earning assets of 185 basis points to 0.73 percent for the nine months ended September 30, 2020, from 2.58 percent for the nine months ended September 30, 2019, partly offset by an increase in the average balance of other interest earning assets of $259.9 million, or 118.0 percent, to $480.2 million for the nine months ended September 30, 2020 from $220.3 million for the nine months ended September 30, 2019. The decrease in the average yield on other interest-earning assets correlated to the decreases in the Fed funds rate. The increase in the average balance of other interest-earning assets related to the curtailment of loan growth beginning in 2019, high levels of loan prepayments, an increase in deposits, and the Company’s strategy of maintaining strong levels of liquidity.

Total interest expense decreased by $2.6 million, or 8.7 percent, to $27.4 million for the nine months ended September 30, 2020 from $30.1 million for the nine months ended September 30, 2019. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 24 basis points to 1.56 percent for the nine months ended September 30, 2020 from 1.80 percent for the nine months ended September 30, 2019, partly offset by an increase in the average balance of interest-bearing liabilities of $116.6 million, or 5.2 percent, to $2.339 billion for the nine months ended September 30, 2020 from $2.223 billion for the nine months ended September 30, 2019. The decrease in the average cost of funds related to the declining interest rate environment. The increase in the average balance of interest-bearing liabilities primarily resulted from increased deposits, including those from new branches opened over the last few years.

Total deposit interest expense decreased by $2.3 million, or 9.6 percent, to $21.9 million for the nine months ended September 30, 2020 from $24.2 million for the nine months ended September 30, 2019. This decrease resulted primarily from a decrease in the average rate on deposits of 25 basis points to 1.42 percent for the nine months ended September 30, 2020 from 1.67 percent for the nine months ended September 30, 2019, partly offset by an increase in the average balance of deposits of $123.5 million, or 6.4 percent, to $2.058 billion for the nine months ended September 30, 2020 from $1.934 billion for the nine months ended September 30, 2019. The decrease in the average rate paid on deposits was primarily due to repricing our deposit base to align with the recent Fed rate reductions. The increase in the average balance of interest-bearing liabilities primarily resulted from increased deposits, including those from new branches opened over the last few years.

Total borrowing interest expense decreased by $300,000, or 5.2 percent, to $5.5 million for the nine months ended September 30, 2020 from $5.8 million for the nine months ended September 30, 2019. The average balance of borrowings decreased by $6.8 million, or 2.4 percent, to $281.6 million for the nine months ended September 30, 2020 from $288.4 million for the nine months ended September 30, 2019, as well as a decrease in the average rate on borrowings of 7 basis points to 2.62 percent for the nine months ended September 30, 2020 from 2.69 percent for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company opted to extinguish a $15.0 million FHLB advance which held a rate of 2.68% and was originally set to mature in June, 2021. The extinguishment of this debt decreased both the average balance of borrowings and the average rate on borrowings for the nine months ended September 30, 2020. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately four basis points on an annualized basis. The related non-recurring expense for the extinguishment of this debt is included in noninterest expense.

Net interest margin was 2.67 percent for the nine months ended September 30, 2020 and 3.14 percent for the nine months ended September 30, 2019. The decrease in the net interest margin was the result of the current volatile financial market attributable to the COVID-19 pandemic and the low interest rate environment.

The provision for loan losses increased by $5.0 million to $7.5 million for the nine months ended September 30, 2020 from $2.5 million for the nine months ended September 30, 2019, primarily due to factors related to the COVID-19 pandemic. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. The higher provision for loan losses for the nine months ended September 30, 2020 was significantly influenced by the impact of COVID-19 on economic conditions and the increased risk of loan defaults. During the nine months ended September 30, 2020, the Company experienced $500,000 in net recoveries compared to $212,000 in net charge-offs for the nine months ended September 30, 2019. The Bank had non-accrual loans totaling $7.1 million, or 0.29 percent, of gross loans at September 30, 2020 as compared to $5.1 million, or 0.22 percent, of gross loans at September 30, 2019. The allowance for loan losses was $31.8 million, or 1.31 percent of gross loans at September 30, 2020, and $24.7 million, or 1.08 percent of gross loans at September 30, 2019. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at September 30, 2020 and September 30, 2019.

Total noninterest income increased by $4.4 million, or 100.1 percent, to $8.8 million for the nine months ended September 30, 2020 from $4.4 million for the nine months ended September 30, 2019. The increase in total noninterest income was mainly related to a gain on sale of premises of $4.4 million, an increase in the unrealized gain of equity securities of $560,000, BOLI income of $385,000 and an increase in other noninterest income of $248,000, partly offset by a decrease of $552,000 in gains on the sale of loans, a decrease in fees and service charges of $402,000, a decrease in gains on the sale of other real estate owned properties of $177,000, and a decrease in the gains on the sale of impaired loans of $107,000. The gain on sale of premises relates to the completion of a sale/leaseback of certain offices that the Company sold to a private investor group in September, 2020. The unrealized gains or losses on equity securities are based on market conditions. The BOLI income relates to an initial purchase of $60.0 million of BOLI product in the third quarter of 2020. The increase in other noninterest income related primarily to the reversal of certain liabilities previously recorded for IAB acquired loans that paid off in the first nine months of 2020. The lower level of loan sales was attributable to the curtailment of loan growth, while the decline in fees and service charges related in part to the pandemic condition as well as lower servicing fee income resulting from fewer loan sales.

Total noninterest expense decreased by $1.7 million, or 4.0 percent, to $39.7 million for the nine months ended September 30, 2020 from $41.4 million for the nine months ended September 30, 2019.

Salaries and employee benefits expense decreased by $1.7 million, or 7.9 percent, to $19.5 million for the nine months ended September 30, 2020 from $21.2 million for the nine months ended September 30, 2019, primarily related to $1.3 million of costs deferred for PPP loans and fewer full-time equivalent employees, partly offset by normal compensation increases. The costs deferred represent current period salaries and benefit costs associated with direct PPP loan origination costs, which are amortized over the life of the loan. The number of full-time equivalent employees for the nine months ended September 30, 2020 was 338, as compared with 359 for the same period in 2019.

Occupancy and equipment expense increased by $804,000, or 10.1 percent, to $8.7 million for the nine months ended September 30, 2020 from $7.9 million for the nine months ended September 30, 2019, largely related to building sanitization costs associated with the COVID-19 pandemic and the relocation of one of our existing branches during 2019.

Data processing and service fees increased by $598,000, or 26.8 percent, to $2.8 million for the nine months ended September 30, 2020 from $2.2 million for the nine months ended September 30, 2019, largely attributable to additional branches and system applications.

Regulatory assessments increased by $100,000, or 12.8 percent, to $883,000 for the nine months ended September 30, 2020 from $783,000 for the nine months ended September 30, 2019. The increase was primarily related to the receipt of an FDIC Small Bank Assessment Credit in the nine months ended September 30, 2019, and increases in the assessment rate and in the assessment base.

The Company recognized a non-recurring expense of $313,000 for a loss on extinguishment of debt, related to the prepayment of higher-cost FHLB borrowings, for the nine months ended September 30, 2020.

Other noninterest expense decreased by $1.8 million, or 26.7 percent, to $4.8 million for the nine months ended September 30, 2020 from $6.6 million for the nine months ended September 30, 2019. Other noninterest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses. The decrease in the current period was primarily related to a reduction of business development and loan-related expenses, largely attributable to the current pandemic condition.

There were also less significant variances in professional fee expense, advertising expense, other real estate owned expense, and directors’ fees, which netted to a decrease in expenses of $55,000 for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

The income tax provision decreased by $1.5 million, or 20.5 percent, to $5.7 million for the nine months ended September 30, 2020 from $7.2 million for the nine months ended September 30, 2019. The decrease in the income tax provision was a result of lower taxable income for the nine months ended September 30, 2020 as compared to that same period for 2019. The consolidated effective tax rate for the nine months ended September 30, 2020 was 29.5 percent compared to 30.9 percent for the nine months ended September 30, 2019. The lower rate in the current period related primarily to non-taxable BOLI income and lower non-deductible costs in the current year period.

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

At September 30, 2020 and December 31, 2019, the Company had $25.0 million in overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $296.6 million at September 30, 2020 and $282.6 million at December 31, 2019. The average rate of FHLB advances was 1.99 percent at September 30, 2020 and 2.16 percent at December 31, 2019. The subordinated debentures have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debentures to determine alternative reference rates, and does not anticipate there will be a significant financial statement impact.

The Company had the ability at September 30, 2020 to obtain additional funding from the FHLB of up to $175.3 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $671.8 million at September 30, 2020. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of September 30, 2020, as well as wholesale borrowing capacity of over $700 million, to cover the decrease in cash flow resulting from COVID-19 loan deferments.

At September 30, 2020 and December 31, 2019, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized” under applicable banking regulations.

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

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (tier 1 capital to average consolidated assets) (“CBLR”) framework, with a minimum requirement of 9% for institutions under $10 billion in assets. Such institutions meeting that requirement may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8.0% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9%.

At September 30, 2020 and December 31, 2019, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of September 30, 2020:
Bank
Community Bank Leverage Ratio	$270,942	9.37%	$202,468	7.00%	$231,392	8.00%

As of December 31, 2019:
Bank
Common Equity Tier 1 Capital (to risk-weighted assets)	$295,298	13.84%	$170,750	8.00%	$213,437	10.00%
Tier 1 capital (to risk-weighted assets)	271,564	12.72	128,062	6.00	170,750	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)	271,564	12.72	96,047	4.50	138,734	6.50
Tier 1 capital (to average assets)	271,564	9.51	114,174	4.00	142,718	5.00

The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter. The Company had no stock repurchases for the third quarter of 2020. The Company repurchased the maximum number of shares that may be repurchased under the program in the second quarter of 2020 and the program is now closed.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2020. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of September 30, 2020.

The following table sets forth the Company’s NPV as of that date (dollars in thousands).

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$253,613	$(18,593)	(6.83)%	9.36%	(11)	bp
+200bp	261,657	(10,549)	(3.88)	9.47	-	bp
+100bp	263,022	(9,184)	(3.37)	9.36	(11)	bp
PAR	272,206	-	-	9.47	-	bp
-100bp	318,014	45,808	16.83	10.77	130	bp

bp – basis points

The table above indicates that as of September 30, 2020, in the event of a 100 basis point increase in interest rates, we would experience a decrease to 9.36% in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of September 30, 2020, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.

The COVID-19 outbreak and related government actions taken to reduce the spread of the virus have had a significant impact on the global economy, the United States economy, and the economy in our New Jersey and New York market area. The full fallout from the pandemic and its long-term impact on economies, markets, industries and financial institutions is not known at this time, and it may take years to fully determine COVID-19’s economic impact.

The occurrence of events which adversely affect the global, national and regional economies may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us, including banking, borrowing and other financial transactions. A strong and stable economy at each of the local, federal and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control which disrupt the New Jersey, New York, United States and/or global economy may therefore negatively impact our business and financial condition. A public health crisis such as the COVID-19 pandemic is no exception, and the adverse health and economic effects of this pandemic may adversely impact our business and financial condition.

The COVID-19 outbreak has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including restricting the operations of certain businesses; limitations on social or public gatherings and other social distancing measures; and travel restrictions and quarantines. Such measures have significantly contributed to the sudden increase in the unemployment rate and changes in consumer and business spending, borrowing needs and saving habits. The full extent of the actions which governmental authorities will take to contain the spread of COVID-19 and address both the health and economic impact of COVID-19 is not, and cannot be, fully known at this time. The current volatile environment caused by the COVID-19 pandemic could potentially lead to the introduction of new laws and regulations impacting many industries, including the financial industry. For example, new laws and regulations may be passed relating to lending and funding practices and capital and liquidity standards. Furthermore, regulators could revise standards or the interpretation of standards applicable to our business in response to the economic impact of COVID-19. Any new or revised laws or standards adopted in the future may require us to maintain additional capital, rebalance our assets, liabilities and equity (including the classes of equity issued by us) or otherwise revise our business strategy. We may face regulatory, economic and operational challenges in taking necessary measures in response to these new laws or standards, which could in turn have a material adverse effect on our business, financial condition and opportunities for future growth.

Additionally, the COVID-19 pandemic significantly affected the financial markets and resulted in a number of Federal Reserve Bank actions. Market interest rates have declined significantly. In March 2020, the Federal Reserve reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. The Company expects that these reductions in interest rates, especially if prolonged, could adversely affect net interest income, margins and profitability.

If the outbreak and its effects continue to adversely affect the economy and if state and local government restrictions on businesses continue or increase, we could be subject to any of the following consequences, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline;

•loan delinquencies, problem assets, and foreclosures may increase;

•collateral for loans, especially real estate, may decline in value;

•a work stoppage, forced quarantine, or other interruption of our business may occur

•our allowance for loan losses may have to be increased, especially if we believe an increase in our qualitative factors is warranted;

•future borrowing power of our clients may be reduced;

•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;

•the value of our securities portfolio may decline;

•increase cyber and payment fraud risk, given increased online and remote activity;

•the fair value of the Company may be less than its carrying amount, including goodwill; and

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 22, 2020, the Company announced that its Board of Directors approved the adoption of a new stock repurchase program to be effective at a to-be-determined time. The Company’s Board of Directors plans to consult with its financial advisors and determine the total number of shares to be repurchased under the program. The Company did not repurchase any shares of its common stock during the three-month period ended September 30, 2020.

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

BCB BANCORP, INC.

Date: November 4, 2020	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2020	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)