Form 10-K
period 2020-12-31
BCB BANCORP INC
filed 2021-03-10
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020.

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

Registrant's telephone number, including area code: 1-(800)-680-6872

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

Large accelerated filer	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging Growth company ☐

If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2020, as reported by the Nasdaq Global Market, was approximately $129.7 million.

As of March 4, 2021, there were 17,121,319 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2021 Annual Meeting of Stockholders of the Registrant (Part III)

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

BCB Bancorp, Inc.

BCB Bancorp, Inc. (individually referred to herein as the “Parent Company” and together with its subsidiaries, collectively referred to herein as the “Company”) is a New Jersey corporation established in 2003, and is the holding company parent of BCB Community Bank (the “Bank”). On July 6, 2010, the Company acquired all of the outstanding common shares of Pamrapo Bancorp, Inc., the parent company of Pamrapo Savings Bank, and thereby acquired all of Pamrapo Savings Bank’s 10 branch locations and assets valued at $538.0 million. On October 14, 2011, the Company completed its acquisition of Allegiance Community Bank, including its two branch locations and assets valued at $135.1 million. On April 17, 2018, the Company completed its acquisition of IA Bancorp, Inc. (“IAB”) and its wholly-owned subsidiary, Indus-American Bank, including four branch locations and assets valued at $216.3 million. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is 1-(800)-680-6872 and our website is www.bcb.bank. Information on our website is not incorporated into this Annual Report on Form 10-K. At December 31, 2020 we had approximately $2.821 billion in consolidated assets, $2.318 billion in deposits and $249.2 million in consolidated stockholders’ equity. The Parent Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

Human Capital Resources

At December 31, 2020 we employed 302 full-time equivalent employees, all located in New Jersey and New York. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees. We strive to have a positive, collaborative culture that engages employees, as we believe engaged employees serve our customers well.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition during the peak of the pandemic, over a short period of time, to a rotational work schedule allowing employees to effectively work from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities, at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the employee portion of health care premiums to a minimum.

We are committed to maintaining a work environment where every team member is treated with dignity and respect, free from the threat of discrimination and harassment.

We expect these same standards apply to all stakeholders, to our interactions with customers, vendors and independent contractors.

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2020, the Bank operated at 29 locations in Bayonne, Carteret, Edison, Hoboken, Fairfield, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Staten Island and Hicksville, New York, through executive offices located at 104-110 Avenue C, and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

We are a community-oriented financial institution. Our business is to offer FDIC-insured deposit products and to invest funds held in deposit accounts at the Bank, together with funds generated from operations, in loans and investment securities. We offer our customers:

•loans, including commercial and multi-family real estate loans, one-to-four family mortgage loans, commercial business loans, construction loans, home equity loans, and consumer loans. In recent years the primary growth in our loan portfolio has been in loans secured by commercial real estate and multi-family properties;

•FDIC-insured deposit products, including savings and club accounts, interest and non-interest-bearing demand accounts, money market accounts, certificates of deposit, and individual retirement accounts; and

•retail and commercial banking services including wire transfers, money orders, safe deposit boxes, night depository, debit cards, online banking, mobile banking, fraud detection (positive pay), and automated teller services.

Recent Events

On December 31, 2020, the Company opted to close two of its branches in Colonia and Lodi, New Jersey. All regulatory agencies and customers were notified prior to the effective date of December 31, 2020. At January 1, 2021, the Company continued to operate through the 29 other branch offices listed above.

On December 15, 2020, the Company closed a third and final round of its private placement Series H 3.5% Noncumulative Perpetual Preferred Stock, resulting in additional gross proceeds of $2,250,000 for 225 shares.

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

On January 30, 2019, the Company closed a private placement of Series G 6.0% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $5,330,000 for 533 shares. The purchase price was $10,000 per share. The Company relied on the exemption from registration provided under Rule 506 of Regulation D under the Act.

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

Focusing on profitability. Over the last few years, the Company has opened several new branches throughout New Jersey and New York. The Company intends to continue its growth through the maturation of these new branches and through acquisitions. While this will serve to expand our geographic footprint, it should also provide additional sources of liquidity and as new branches mature, increase profitability. Management continues to be committed to managing and controlling our non-interest expenses to improve our efficiency ratio, and to remain as a well-capitalized institution.

Strengthening our balance sheet. For the year ended December 31, 2020, our return on average equity was 8.70 percent and our return on average assets was 0.71 percent. Our earnings per diluted share was $1.14 for the year ended December 31, 2020 compared to $1.20 for the year ended December 31, 2019. Management remains committed to strengthening the Company’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer. Additionally, the Company undertook a deleveraging strategy during 2020 that reduced the size of its balance sheet through a series of preferred stock capital raises, debt repayments and modifications, and reduction in high-cost certificate of deposit accounts, among other initiatives. The success of this strategy is evidenced by the capital ratios for both the Bank and the Company at December 31, 2020.

Concentrating on real estate-based lending. A primary focus of our business strategy is to originate loans secured by commercial and multi-family properties. Such loans generally provide higher returns than loans secured by one-to-four family properties. As a result of our underwriting practices, including debt service requirements for commercial real estate and multi-family loans, management believes that such loans offer us an opportunity to obtain higher returns without a significant increased level of risk.

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

Our Market Area

We are located in Bayonne, Jersey City and Hoboken in Hudson County, Carteret, Edison, Monroe Township, Plainsboro and Woodbridge in Middlesex County, Lyndhurst, River Edge, and Rutherford in Bergen County and Fairfield, Maplewood, Newark, and South Orange in Essex County, Holmdel in Monmouth County, Parsippany in Morris County, and Union in Union County, New Jersey. The Bank also operates two branches in Staten Island, New York and one in Hicksville, New York. The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area. These areas are all considered “bedroom” or “commuter” communities to Manhattan. Our market area is well-served by a network of arterial roadways, including Route 440 and the New Jersey Turnpike.

Our market area has a high level of commercial business activity. Businesses are concentrated in the service sector and retail trade areas. Major employers in our market area include certain medical centers, municipalities, and local boards of education.

Competition

The banking industry in northeast New Jersey and New York City is extremely competitive. We compete for deposits and loans with existing New Jersey and out-of-state financial institutions that have longer operating histories, larger capital reserves, and more established customer bases. Our competition includes large financial services companies and other entities, in addition to traditional banking institutions, such as savings and loan associations, savings banks, commercial banks and credit unions. Our larger competitors have a greater ability to finance wide-ranging advertising campaigns through greater capital resources. Our marketing efforts depend heavily upon referrals from officers, directors, stockholders, advertising in local media, and through a social media presence. We compete for business principally on the basis of personal service to customers, customer access to our business development officers, loan officers, executive officers and directors, and competitive interest rates and fees.

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

	At December 31,
	2020		2019		2018			2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$214,274	9.20%	$212,020	9.62%	$213,200	9.26%	$182,544	10.98%	$142,081	9.44%
Commercial and multi-family	1,597,156	68.54	1,485,286	67.42	1,540,766	66.91	1,213,390	72.97	1,056,806	70.26
Construction	155,967	6.69	104,996	4.77	106,187	4.61	50,497	3.04	70,867	4.71
Commercial business(1)	165,772	7.11	157,413	7.14	136,966	5.95	66,775	4.02	63,444	4.22
Home equity(2)	43,475	1.87	50,100	2.27	54,271	2.36	38,725	2.33	32,417	2.15
Consumer	819	0.04	674	0.03	726	0.03	1,183	0.07	1,269	0.08
Sub-total	2,177,463	93.45	2,010,489	91.25	2,052,116	89.12	1,553,114	93.41	1,366,884	90.86
Acquired loans initially recorded at fair value:
Residential one-to-four family	29,389	1.26	35,010	1.59	43,495	1.89	47,808	2.88	56,310	3.74
Commercial and multi-family	92,966	3.99	118,577	5.38	150,239	6.52	46,609	2.80	60,422	4.02
Construction	-	-	-	-	1,596	0.07	-	-	-	-
Commercial business(1)	17,684	0.76	19,319	0.88	27,373	1.19	4,057	0.24	4,460	0.30
Home equity(2)	9,965	0.43	14,302	0.65	18,376	0.80	8,955	0.54	13,877	0.92
Consumer	3	-	8	-	83	-	122	0.01	225	0.01
Sub-total	150,007	6.44	187,216	8.50	241,162	10.47	107,551	6.47	135,294	8.99
Acquired loans with deteriorated credit:
Residential one-to-four family	706	0.03	1,351	0.06	1,390	0.06	1,413	0.08	1,443	0.10
Commercial and multi-family	714	0.03	3,113	0.14	6,832	0.30	731	0.04	753	0.05
Commercial business(1)	901	0.04	910	0.04	854	0.04	-	-	-	-
Home equity(2)	227	0.01	236	0.01	248	0.01	-	-	-	-
Sub-total	2,548	0.11	5,610	0.25	9,324	0.41	2,144	0.12	2,196	0.15
Total Loans	2,330,018	100.00%	2,203,315	100.00%	2,302,602	100.00%	1,662,809	100.00%	1,504,374	100.00%
Less:
Deferred loan fees, net	1,358		1,174		1,751		1,757		2,006
Allowance for loan losses	33,639		23,734		22,359		17,375		17,209
Total loans, net	$2,295,021		$2,178,407		$2,278,492		$1,643,677		$1,485,159

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2020. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	Due After 5 Years	Total
	(In Thousands)
Residential One-to-four family	$294	$2,467	$241,608	$244,369
Construction	124,334	28,028	3,605	155,967
Commercial business(1)	48,776	63,156	72,425	184,357
Commercial and multi-family	72,331	139,784	1,478,721	1,690,836
Home equity(2)	1,511	3,904	48,252	53,667
Consumer	348	290	184	822
Total amount due	$247,594	$237,629	$1,844,795	$2,330,018

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2020 that are due after December 31, 2021, and have fixed interest rates or that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Residential One-to-four family	$134,240	$109,835	$244,075
Construction	6,000	25,633	31,633
Commercial business(1)	40,836	94,745	135,581
Commercial and multi-family	174,194	1,444,311	1,618,505
Home equity(2)	16,858	35,298	52,156
Consumer	474	-	474
Total amount due	$372,602	$1,709,822	$2,082,424

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings, retail stores, shopping centers, warehouses, and other non-residential buildings. Loans secured by multi-family properties contain five or more residential units. Generally, the Bank offers fully amortizing loans on both property types at loan amounts up to 75 percent of the appraised value of the property. Both commercial and multi-family real estate loans are generally made at rates that adjust above the Federal Home Loan Bank of New York interest rate, with terms of up to 30 years. In addition, the Bank offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. As of December 31, 2020, the Bank’s largest commercial real estate loan had an outstanding principal balance of $21.0 million. This loan is secured by an office/retail building located in Hoboken, NJ. This loan is performing in accordance with its terms at December 31, 2020.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. The borrower’s creditworthiness, as well as the property’s continued viability and cash flow potential are of primary concern in commercial and multi-family real estate lending. Commercial loans secured by owner occupied properties involve differentiated when measured against one-to-four family residential and non-owner-occupied commercial mortgage loans. Cash flow on owner occupied properties is often dependent on the success of the business operation contained within the subject property. The Bank intends to continue emphasizing the origination of loans secured by commercial real estate and multi-family properties.

Construction Loans. The Bank offers loans to finance the construction of various types of commercial and residential properties. Generally, construction loans are offered with terms of up to thirty months, with adjustable interest rates tied to a margin above Prime Rate. Customarily, the Bank originates loans on projects which have all necessary permits in place to the Bank’s satisfaction. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the project, provided compliance with conditions set forth at loan approval. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2020, the Bank’s largest construction loan has a borrowing capacity of $25.0 million, of which $6.0 million has been disbursed. This loan is performing in accordance with its terms at December 31, 2020.

Construction financing is generally considered a higher risk lending product. To mitigate risks, the Bank will, among other things, obtain a plan and cost review from a third-party vendor, which reviews the borrowers proposed construction budget for appropriateness. The Bank will also obtain an appraisal report which provides values based on various possible project results. These reports generally include value scenarios such as “As Is,” “As Completed,” “As a Rental,” “As Sellout,” and “As a Bulk Sale.”

Commercial Business Loans. The Bank offers a variety of commercial business loans in the form of either lines of credit or fully amortizing term loans. Lines of credit (LOCs) are typically utilized for working capital purposes. LOCs are either revolving or non-revolving and provide loan terms between one and three years. LOC repayment is generally interest only with adjustable interest rates tied to a margin above Prime Rate. Term loans are typically utilized for the purchase of a business or equipment for a business, and carry fully amortizing terms between five and twenty-five years. Term loan interest rates are adjustable and tied to a margin above the Federal Home Loan Bank of New York rate. Commercial business loans are underwritten based upon the borrower’s ability to service such debt from income. These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. Depending on the circumstances, a commercial business loan may be secured by equipment, accounts receivable, inventory, chattel or other assets. As of December 31, 2020, the Bank’s largest commercial business loan is a warehouse line of credit secured by commercial real estate with a borrowing capacity of $15.0 million at December 31, 2020, of which $5.9 million has been disbursed. This loan is performing in accordance with its terms at December 31, 2020.

Commercial business loans generally have higher rates and shorter terms than one to four family residential loans, but may also involve higher average balances and a higher risk of default, as their repayment generally depends on the success of the borrower’s business.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”). Amongst other characteristics, SBA borrowers are often sound businesses, but may have a smaller amount of equity funds to invest in their businesses, may be at an emergent stage of business development, or have other characteristics that may make them ineligible for conventional bank loans. There is a well-developed market for the sale of the guaranteed portion of SBA 7(a) loans. As of December 31, 2020, the Bank’s largest SBA loan is secured by a hotel building located in Philadelphia, PA. The outstanding balance is $4.9 million. This loan is performing in accordance with its terms at December 31, 2020.

As a qualified SBA lender, the Bank was automatically authorized to originate loans through the SBA Paycheck Protection Program (PPP). During 2020, the Bank closed and funded approximately $133 million for almost 1,100 PPP loans, and recorded net fees to interest income of approximately $908,000 through December 31, 2020. The Company sold substantially all of these loans in December 2020, and recognized a net gain of $333,000 on the sale.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas. Generally, we originate residential mortgage loans up to 80 percent loan-to-value at a maximum loan amount of $1.5 million and 75 percent loan-to-value at a maximum loan amount of $3.0 million for primary residences. The loan-to-value ratio is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan-to-value ratios up to 90 percent, provided the borrower obtains private mortgage insurance approval. We originate both fixed and adjustable rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30-year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2 percent above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long-term fixed and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income. During 2020, 76 loans were sold for approximately $23.3 million in the secondary market and recognized gains of approximately $559 thousand from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit. The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence or an investment property. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity lines of credit are offered with terms up to 30 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten utilizing the same criteria used to underwrite one to four family residential loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80 percent in a first lien position. At December 31, 2020, the outstanding and committed balances of home equity loans and lines of credit totaled $53.7 million and $37.3 million, respectively.

Consumer Loans. The Bank makes secured passbook, automobile and, on occasion, unsecured consumer loans. Consumer loans generally have terms between one and five years. They generally are made on a fixed rate basis, fully-amortizing.

Loan Approval Authority and Underwriting. The Bank’s Lending Policy has established lending limits for executive management. Two Officers with authority, one designated Senior Officer and one Executive Officer (CEO and COO), have authority to approve loan requests up to $2.5 million. Loan requests greater than $2.5 million, but not exceeding $4.0 million shall require the aforementioned approvals and shall also be presented to the Chairman of the Directors Loan Committee for approval. Loan requests greater than $4.0 million but not exceeding $10 million shall, in addition to the aforementioned approvals, be presented to the Bank’s Directors Loan Committee for approval, which is comprised of a quorum of the Bank’s Board of Directors. Individual loan requests or requests which involve total borrower relationship exposure of $10 Million or greater shall be presented to the Bank’s full Board of Directors for approval.

The Bank will customarily begin its underwriting analysis of a loan request upon receipt of a completed loan application, and all appropriate financial information from a prospective borrower. Property valuations or appraisals are required for all real estate collateralized loans. Appraisals are prepared by a state certified independent appraiser approved by the Bank Board of Directors.

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2020, our outstanding loan origination commitments totaled $49.6 million, standby letters of credit totaled $2.8 million, undisbursed construction funds totaled $82.3 million, and undisbursed lines of credit funds totaled $118.8 million.

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

Non-Accrual Status. Loans are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued until the loan has been returned to accrual status.  At December 31, 2020, the Bank had $16.4 million in non-accruing loans. The largest exposure of non-performing loans was a land acquisition loan with an outstanding principal balance of approximately $2.2 million fully collateralized by the land without any construction funding.

Impairment Status. A loan is considered impaired when it is probable the borrower will not repay the loan according to the contractual terms of the loan agreement. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, modified under Section 4013 of the Cares Act, part of our special residential program, in the process of foreclosure, or a forced Bankruptcy plan. We have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is applied to principal. At December 31, 2020, we had 125 loans with carrying balance totaling $83.2 million which are classified as impaired and on which loan loss allowances totaling $4.5 million have been established.

Troubled Debt Restructuring. A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but were not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. The total troubled debt restructured loans were $16.1 million at December 31, 2020.

The Bank had allocated $353,000 and $570,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2020, and December 31, 2019, respectively.

If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

Criticized and Classified Loans. The Bank’s Lending Policy contains an internal rating system which evaluates the overall risk of a problem loan. When a loan is classified and determined to be impaired, the Bank may establish specific allowances for loan losses. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2020, the Bank reported $68.6 million in classified assets. The loans classified are represented by loans secured either by residential one-to-four family, commercial business, or commercial real estate.

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

The grades are determined through the uses of a qualitative matrix that considers various characteristics of the loan such as quality of management, principals’/guarantors’ character, balance sheet strength, collateral quality, cash flow coverage, position within the industry, loan structure and documentation.

Allowances for Loan Losses. A provision for loan losses is charged to operations based on management’s estimation of the losses that may be incurred in our loan portfolio. In addition, our determination of the amount of the allowance for loan losses is subject to review by the New Jersey Department of Banking and Insurance and the FDIC, as part of their examination process. After a review of the information available, our regulators might require the establishment of an additional allowance. Any increase in the loan loss allowance required by regulators would have a negative impact on our earnings. Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is adequate based on management’s assessment of probable estimated losses. The Bank’s methodology for assessing the adequacy of the allowance for loan losses consists of several key elements. These elements include a general allocated allowance for non-impaired loans, a specific allowance for impaired loans, and an unallocated portion.

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

•Relevant economic factors

•Quality of the loan review system

•Value of collateral for collateral dependent loans

•The effect of any concentrations of credit and the changes in the level of such concentrations

•Other external factors

The methodology includes the segregation of the loan portfolio into two divisions of performing loans and loans determined to be impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience with an adjustment for the qualitative factors listed above. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, or net present value of expected cash flows. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. During 2020, an additional analysis was performed on three different subsets of the loan portfolio. For the quarters ending June 30, 2020 and September 30, 2020, stress tests were performed on the loans granted payment deferrals under the CARES Act. At December 31, 2020, the same stress tests were performed on non-impaired delinquent loans and non-impaired COVID modification loans. These stress tests supported additional allowance by estimating probable losses for loans specifically challenged in the pandemic environment. As of December 31, 2020, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans or loans that were previously 90 days past due both of which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan. It also included loans that had previously been granted a COVID-19 deferment of payment and after expiration of the deferment period, the borrower has not been able to resume the normally scheduled payments. The Bank also maintains an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Management must make estimates using assumptions and information that is often subjective and subject to change.

The following tables set forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2020				At December 31, 2019
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
Residential One-to-four family	3	$266	7	$664	3	$618	7	$330
Home equity (2)	1	12	6	502	4	337	8	116
Commercial and multi-family	3	2,996	14	1,334	2	940	14	3,747
Total	7	3,274	27	2,500	9	1,895	29	4,193
Commercial business (1)	3	904	37	3,354	2	278	38	2,634
Total delinquent loans	10	$4,178	64	$5,854	11	$2,173	67	$6,827
Delinquent loans to total loans		0.18%		0.25%		0.10%		0.31%

	At December 31, 2018				At December 31, 2017
	60-90 Days		Greater than 90 Days		60-90 Days		Greater than 90 Days
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
Residential One-to-four family	5	$1,534	12	$3,369	6	$1,983	10	$4,011
Home equity (2)	4	109	11	90	6	539	6	51
Commercial and multi-family	4	377	19	7,000	2	887	3	850
Total	13	2,020	42	10,459	14	3,409	19	4,912
Commercial business (1)	-	-	36	1,201	3	640	6	103
Total delinquent loans	13	$2,020	78	$11,660	17	$4,049	25	$5,015
Delinquent loans to total loans		0.09%		0.51%		0.24%		0.30%

	At December 31, 2016
	60-90 Days		Greater Than 90 Days
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	of Loans	of Loans	of Loans
	(Dollars in Thousands)
Real estate mortgage:
Residential One-to-four family	6	$1,478	19	$5,027
Construction	-	-	-	-
Home equity (2)	3	350	9	280
Commercial and multi-family	3	1,210	9	5,919
Total	12	3,038	37	11,226
Commercial business (1)	1	69	7	315
Consumer	-	-	1	6
Total delinquent loans	13	$3,107	45	$11,547
Delinquent loans to total loans		0.21%		0.77%

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Purchase Credit-Impaired (“PCI”) loans are loans acquired at a discount, due in part to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are initially recorded at fair value. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. The carrying value of our PCI loans, which were acquired in the IA Bancorp, Inc. acquisition in April, 2018, was $1.4 million at December 31, 2020 and $3.8 at December 31, 2019

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio, excluding PCI loans. Loans are placed on non-accrual status when delinquent more than 90 days or when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family residential	$1,736	$881	$3,325	$4,917	$7,122
Home equity (2)	556	360	319	208	1,179
Commercial and multi-family	8,721	978	3,173	7,612	6,619
Commercial business (1)	5,383	1,941	404	299	726
Consumer	-	-	-	-	6
Total	16,396	4,160	7,221	13,036	15,652
Accruing loans delinquent more than 90 days:
One-to four-family residential	125	97	545	315	-
Home equity (2)	75	-	-	-	-
Commercial and multi-family	-	556	877	-	2,827
Commercial business (1)	133	142	-	-	-
Total	333	795	1,422	315	2,827
Total non-performing loans	16,729	4,955	8,643	13,351	18,479
Foreclosed assets	414	1,623	1,333	532	3,525
Total non-performing assets	$17,143	$6,578	$9,976	$13,883	$22,004
Total non-performing assets as a percentage of total assets	0.61%	0.23%	0.37%	0.71%	1.29%
Total non-performing loans as a percentage of total loans	0.72%	0.22%	0.38%	0.80%	1.23%

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

There were $16.1 million of troubled debt restructured loans at December 31, 2020, of which $13.8 million were classified as accruing and $2.3 million were classified as non-accrual.

For the year ended December 31, 2020, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $1.5 million. We received and recorded $710,000 in interest income for loans which were returned to accruing status during the year ended December 31, 2020.

Non-accrual loans in the preceding table do not include loans acquired with deteriorated credit of $1.1 million at December 31, 2020 and $3.5 million at December 31, 2019, which were recorded at fair value at acquisition.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	Years Ended December 31,
	2020	2019	2018	2017	2016
		(Dollars in Thousands)
Balance at beginning of year	$23,734	$22,359	$17,375	$17,209	$18,042
Charge-offs:
One- to four-family residential	4	66	374	336	459
Commercial business(1)	-	448	15	1,553	163
Commercial and multi-family	-	229	-	190	405
Home equity(2)	38	-	15	54	54
Consumer	-	-	42	11	-
Total charge-offs	42	743	446	2,144	1,081
Recoveries	506	49	300	200	221
Net (recoveries) charge-offs	(464)	694	146	1,944	860
Provisions charge to operations	9,441	2,069	5,130	2,110	27
Ending balance	$33,639	$23,734	$22,359	$17,375	$17,209
Allowance for loan losses as a percent of total loans outstanding	1.44%	1.08%	0.97%	1.05%	1.14%
Ratio of net charge-offs during the year to average loans outstanding during the year	(0.02)%	0.03%	0.01%	0.12%	0.06%
Ratio of net charge-offs during the year to non-performing loans	(2.77)%	14.01%	1.69%	14.56%	4.65%

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

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans	Amount	Percent of Loans in each Category in Total Loans
	(Dollars in Thousands)
Originated loans:
Residential one-to-four family	$3,293	10.49%	$2,722	11.27%	$2,748	11.21%	$2,650	13.94%	$2,311	13.28%
Commercial and Multi-family	21,772	72.57	15,372	72.94	14,168	73.73	11,668	75.81	10,634	74.33
Construction	1,977	6.69	1,244	4.77	1,003	4.68	518	3.04	736	4.71
Commercial business(1)	6,306	7.91	3,790	8.06	3,933	7.17	2,018	4.26	3,079	4.52
Home equity(2)	286	2.30	333	2.93	316	3.17	338	2.87	378	3.08
Consumer	-	0.04	-	0.03	2	0.04	6	0.08	2	0.08
Unallocated	5	-	273	-	189	-	177	-	69	-
Total	$33,639	100.00%	$23,734	100.00%	$22,359	100.00%	$17,375	100.00%	$17,209	100.00%

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Investment Activities

Investment Securities. We are required, under federal regulations, to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) our judgment as to the attractiveness of the yields then-available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held-to-maturity or securities available-for-sale. Debt securities acquired with the intent and ability to hold to maturity may be classified as held-to-maturity and stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt and equity securities are classified as available-for-sale to serve principally as a source of liquidity.

As of December 31, 2020, there were no securities classified as held-to-maturity. We had $99.7 million in securities classified as available for sale, and no securities classified as trading. Securities classified as available for sale were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of debt securities classified as held-to-maturity or available-for-sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2020, management concluded that all unrealized losses were temporary in nature since they were related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Bank has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

As of December 31, 2020, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; (iv) municipal obligations; (v) equity securities (including preferred stock); (vi) certificates of deposit; (vii) corporate debt (including subordinated debt). The Board of Directors may authorize additional investments.

As a source of liquidity and to supplement our lending activities, we have invested in residential mortgage-backed securities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of payment guarantees or credit enhancements that reduce credit risk. Mortgage-backed securities can serve as collateral for borrowings, to insure New Jersey municipal deposits through the Governmental Unit Deposit Protection Act (“GUDPA”) and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other types of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors. The government-sponsored enterprises guarantee the payment of principal and interest to investors and include Freddie Mac, Ginnie Mae, and Fannie Mae.

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

Securities Portfolio. The following table sets forth the carrying value of our securities portfolio and FHLB stock at the dates indicated.

	At December 31,
	2020	2019	2018
	(In Thousands)
Securities available for sale:
Mortgage-backed securities	$49,326	$91,613	$115,640
Municipal obligations	16,445	-	3,695
Corporate debt securities	33,985	-	0
Total debt securities available for sale	99,756	91,613	119,335
Equity investments	17,717	2,500	7,672
FHLB stock	11,324	13,821	13,405
Total investment securities	$128,797	$107,934	$140,412

Maturities and yields of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2020 by final contractual maturity. The following table does not take into consideration the effects of scheduled repayments, the effects of possible prepayments, or equity investments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	December 31, 2020
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield
	(Dollars in Thousands)
Municipal obligations	$12,048	1.88%	$-	-%	$-	-%	$4,209	5.00%	$16,445	$16,257	2.68%
Mortgage-backed securities	-	-	3,208	2.84	4,799	2.11	40,530	3.10	49,326	48,537	2.99
Corporate debt securities	-	-	-	-	32,279	5.61	-	-	33,985	32,279	5.61
Total Debt Securities	$12,048	1.88%	$3,208	2.84%	$37,078	4.68%	$44,739	3.28%	$99,756	$97,073	3.81%

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2020 we had $20.0 brokered deposits. Reciprocal deposits are not considered brokered deposits under recent regulatory reform.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2020		2019		2018
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)
Noninterest bearing accounts	-%	$402,100	-%	$271,702	-%	$263,960
Interest bearing checking	0.63	613,882	0.76	394,074	0.61	330,474
Savings and club accounts	0.16	297,765	0.17	260,545	0.17	260,547
Money market	0.97	315,208	1.76	305,790	1.21	221,898
Certificates of deposit	2.08	689,095	2.33	1,129,952	1.80	1,103,845
Total	1.29%	$2,318,050	1.69%	$2,362,063	1.25%	$2,180,724

__________

(1) Represents the average rate paid during the year.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2020	2019	2018
	(Dollars in Thousands)
Beginning of year	$2,362,063	$2,180,724	$1,569,370
Net deposits	(70,972)	148,437	590,959
Interest credited on deposit accounts	26,959	32,902	20,395
Total increase in deposit accounts	(44,013)	181,339	611,354
Ending balance	$2,318,050	$2,362,063	$2,180,724
Percent increase	(1.86)%	8.32%	38.96%

Time Deposits of $100,000 or More. As of December 31, 2020, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $545.2 million. The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

At December 31, 2020
Maturity Period	(In Thousands)
Within three months	$113,453
Over three months through six months	95,845
Over six months through twelve months	251,696
Over twelve months	84,215
Total	$545,209

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$392,753	57.00%	$70,131	6.21%	$71,822	6.51%
1.00% - 1.99%	86,262	12.52	138,274	12.24	209,884	19.01
2.00% - 2.99%	199,461	28.94	898,949	79.55	771,682	69.91
3.00% - 3.99%	10,619	1.54	22,598	2.00	50,457	4.57
Total	$689,095	100.00%	$1,129,952	100.00%	$1,103,845	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2020.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total
	(In Thousands)
Interest rate:
0.00% - 0.99%	$341,732	$34,014	$11,260	$5,747	$392,753
1.00% - 1.99%	69,769	6,891	5,778	3,824	86,262
2.00% - 2.99%	162,232	24,183	6,406	6,640	199,461
3.00% - 3.99%	7,582	479	219	2,339	10,619
Total	$581,315	$65,567	$23,663	$18,550	$689,095

Borrowings. The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLB. At December 31, 2020, the Bank’s total credit exposure cannot exceed 50 percent of its total assets, or $1.412 billion, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50 percent of total assets is recalculated each quarter. Additionally, at December 31, 2020 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Bank’s option since June 17, 2009, and quarterly thereafter, and a fixed-to-floating rate 10-year subordinated debenture of $33.5 million.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2020	2019
	(Dollars in Thousands)
Balance at end of year	$-	$-
Average balance during year	$160	$57
Maximum outstanding at any month end	$25,000	$7,330
Weighted average interest rate at end of year	-%	-%
Average interest rate during year	0.36%	2.41%

Subsidiaries

We have three non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2020, this company held $117.5 million in securities. As a part of the merger with IA Bancorp, Inc. (“IAB”) in April, 2018, the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC, both of which were inactive at December 31, 2020.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) significantly changed bank regulation and has affected the lending, investment, trading, and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”) with extensive powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The Dodd-Frank Act required the CFPB to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan. The final “Ability to Repay” rules, which were effective beginning January 2014, established a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits, and contains a number of reforms related to mortgage originations. The legislation also directed the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish, for institutions under $10 billion in assets, a community bank leverage ratio (“CBLR”) at a percentage not less than 8 percent and not greater than 10 percent that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the FRB raised the asset threshold under its Small Bank Holding Company Policy Statement. Bank and savings and loan holding companies with total assets up to $3 billion are now exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding that are registered with the Securities and Exchange Commission. The Company meets the definition of a Small Bank Holding Company and the qualifications set forth in the “Regulatory Relief Act” and is not required to disclose capital ratios at December 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was enacted, which provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 that were modified or deferred due to COVID-19 will be considered current. A financial institution can then suspend the requirements under Generally Accepted Accounting Principles (“GAAP”) for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. These loans are accruing interest and the Bank is considering the loans within the overall allowance for loan loss analysis. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR will increase to 8.5 percent for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9 percent. The CARES Act also authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and generally a term of two years, if not forgiven, in whole or in part. Payments were deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan

Bank Holding Company Regulation

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

Federal Regulation. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5 percent of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5 percent of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

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

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then-outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10 percent or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and examination of the Commissioner. As a state-chartered bank, the Bank is subject to the regulation, supervision, and examination of the FDIC as its primary federal regulator. The regulations of the FDIC and the Commissioner impact virtually all of our activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions, and various other matters.

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5 percent, a Tier 1 capital to risk-based assets ratio of 6.0 percent, a total capital to risk-based assets of 8 percent, and a 4 percent Tier l capital to total assets leverage ratio.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5 percent of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increased each year until fully implemented at 2.5 percent on January 1, 2019.

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9 percent for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. On November 4, 2019, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR will increase to 8.5 percent for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9 percent.

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

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0 percent of Tier 1 capital or the maximum amount permitted by New Jersey law.

The FDIC is also authorized to permit state banks to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The applicable FDIC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 8.0 percent or greater, a leverage ratio of 5.0 percent or greater, and a common equity Tier 1 ratio of 6.5 percent or greater. An institution is “adequately-capitalized” if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, a leverage ratio of 4.0 percent or greater and a common equity Tier 1 ratio of 4.5 percent or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0 percent, a Tier 1 risk-based capital ratio of less than 6.0 percent, a leverage ratio of less than 4.0 percent or a common equity Tier 1 ratio of less than 4.5 percent. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0 percent, a Tier 1 risk-based capital ratio of less than 4.0 percent, a leverage ratio of less than 3.0 percent or a common equity Tier 1 ratio of less than 3.0 percent. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0 percent.

As noted above, the Regulatory Relief Act has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the CBLR. The FDIC’s rule provides that the bank will be well-capitalized, with a community bank leverage ratio of 9 percent or greater. A banking organization that has a leverage ratio that is greater than 8 percent and equal to or less than 9 percent is allowed a two-quarter grace period after which it must either (i) again meet all qualifying criteria or (ii) apply and report the generally applicable rule. During this two-quarter period, a banking organization that is an insured depository institution and that has a leverage ratio that is greater than 8 percent would be considered to have met the well-capitalized capital ratio requirements for prompt corrective action purposes. An electing banking organization with a leverage ratio of 8 percent or less is not eligible for the grace period and must comply with the generally applicable rule, i.e. for the quarter in which the banking organization reports a leverage ratio of 8 percent or less. An electing banking organization experiencing or anticipating such an event would be expected to notify its primary federal supervisory agency, which would respond as appropriate to the circumstances of the banking organization. As noted above, pursuant to the CARES Act, federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR will increase to 8.5 percent for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9 percent.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5 percent of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers, restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Enforcement. The FDIC has extensive enforcement authority over insured state banks, including the Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders, and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”

Federal Insurance of Deposit Accounts. Our deposits are insured by the FDIC in the maximum amount permitted of $250,000 per depositor.

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

Under the FDIC’s risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other risk factors. Rates were based on each institution’s risk category and certain specified risk adjustments. Stronger institutions paid lower rates, while riskier institutions paid higher rates. Assessments were based on an institution’s average consolidated total assets minus average tangible equity.

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

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low-and-moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. BCB Community Bank’s latest FDIC CRA rating, dated July 9, 2018 was “satisfactory.”

Transactions with Affiliates. Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0 percent of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0 percent of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates. The term “covered transaction” includes the making of loans, purchasing of assets, issuance of a guarantee, and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10 percent shareholders (“insiders”), as well as entities such person’s control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

Dividends. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50 percent of the Bank capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934. We prepare this Annual Report on Form 10-K, our proxy materials and our other periodic and current reports as a “smaller reporting company” consistent with the rules of the Securities and Exchange Commission.

Under the Exchange Act, the Company is required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ended December 31, 2020, the Company’s auditors are required to audit our internal control over financial reporting.

AVAILABILITY OF ANNUAL REPORT

Our Annual Report is available on our website, www.bcb.bank. We will also provide our Annual Report on Form 10-K free of charge to shareholders who request a copy in writing from the Corporate Secretary at 104-110 Avenue C, Bayonne, New Jersey 07002.

ITEM 1A. RISK FACTORS

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control. The material risks and uncertainties that management believes affect the Company are described below. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected.

Our risk factors can be broadly summarized by the following categories:

•Credit and Interest Rate Risks

•Risks Related to the Company’s Common Stock

•Economic Risks

•Operational Risks

•Risks Related to the Regulation of our Industry

•Strategic Risks

CREDIT AND INTEREST RATE RISKS

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate.  These loans are riskier than loans secured by one-to-four family properties.

At December 31, 2020, $1.691 billion, or 72.57 percent, of our loan portfolio consisted of commercial and multi-family real estate loans.  We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2020, our allowance for loan losses totaled $33.6 million, representing 1.44 percent of total loans or 201.08 percent of non-performing loans.

While we have only been operating for 20 years, we have experienced significant growth in our loan portfolio, particularly in loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

At December 31, 2020, we had $68.6 million in classified loans of which none were classified as doubtful and none were classified as loss. We also had $4.7 million of loans that were classified as special mention. In addition, at that date we had $16.4 million in non-accruing loans, or 0.70 percent of total loans. We have adhered to stringent underwriting standards in the origination of our loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local economy. Should our local or regional economy weaken, our asset quality may deteriorate resulting in losses to the Company.

Uncertainty surrounding the future of the London Interbank Offered Rate (“LIBOR”) may affect the fair value and return on our financial instruments that use LIBOR as a reference rate.

We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which we will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the Secured Overnight Financing Rate (“SOFR”) as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

Changes in interest rates could hurt our profits.

Our profitability, like most financial institutions, depends to a large extent upon our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession, and instability in financial markets, among other factors beyond our control, may affect interest rates.

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

 While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. For further discussion of how changes in interest rates could impact us, see “Item 7A. – Quantitative and Qualitative Disclosure About Market Risk.

The FASB has issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses, and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If we are required to materially increase the level of its allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for the Bank for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. We are evaluating the impact the CECL model will have on our accounting, but we expect to recognize a cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations.

RISKS RELATED TO THE COMPANY’S COMMON STOCK

Our dividend policy may change without notice, and our future ability to pay dividends is also subject to regulatory restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. We are a holding company that conducts substantially all of our operations through the Bank. As a result, our ability to make dividend payments on our common stock will depend primarily upon the receipt of dividends and other distributions from the Bank. Under New Jersey banking law, the Bank may pay a dividend to the Company provided that following the payment of the dividend the capital stock of the Bank will be unimpaired and the Bank will have a surplus of not less than 50 percent of its capital stock, or if not, the payment of such dividend will not reduce the surplus of the Bank.

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

ECONOMIC RISKS

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

•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs;

•the value of our securities portfolio may decline;

•civil unrest could occur in the communities that the Bank serves;

•we rely on third party vendors for certain services, and the unavailability of critical service due to COVID-19 outbreak could have an adverse effect on us:

•increase cyber and payment fraud risk, given increased online and remote activity;

•the fair value of the Company may be less than its carrying amount, including goodwill; and

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

OPERATIONAL RISKS

Adverse events in New Jersey, where our business is generally concentrated, could adversely affect our results and future growth.

Our business, the location of our branches, and the real estate collateralizing our real estate loans are generally concentrated in New Jersey and the New York metropolitan area. As a result, we are exposed to geographic risks. The occurrence of an economic downturn in New Jersey or the New York metropolitan area, or adverse changes in laws or regulations in New Jersey or the New York metropolitan area, could impact the credit quality of our assets, the business of our customers and our ability to expand our business.

Our success significantly depends upon the growth in population, income levels, deposits, and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally, regionally, or nationally are unfavorable, our business may be negatively affected.  In addition, the economies of the communities in which we operate are substantially dependent on the growth of the economy in the State of New Jersey and the New York metropolitan area. To the extent that economic conditions in New Jersey are unfavorable or do not continue to grow as projected, the economy in our market area would be adversely affected. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market area if they do occur.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2020, approximately 95 percent of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures, or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities, or investment advisory products or services. For the years ended December 31, 2020 and 2019, our net interest income was $80.4 million and $82.6 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. At December 31, 2020, the Bank had $20.0 million of brokered deposits. The Bank’s primary source for brokered deposits is the Certificate of Deposit Account Registry Service (“CDARS”). At December 31, 2020, the Bank has $21.3 million in CDARS deposits and $12.3 million in Insured Cash Sweep or ICS network deposits. Of these amounts, $13.6 million are reciprocal and are not considered brokered deposits under recent regulatory reform, and $20.0 million are brokered deposits.

Generally, brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits, or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Paying higher deposit rates to maintain or replace brokered deposits would adversely affect our net interest margin and operating results.

If deposit levels are not sufficient, it may be more expensive to fund loan originations.

Our deposits have been our primary funding source. In current market conditions, depositors may choose to redeploy their funds into the stock market or other investment alternatives, regardless of our effort to retain such depositors. If this occurs, it would hamper our ability to grow deposits and could result in a net outflow of deposits. We will continue to focus on deposit growth, which we use to fund loan originations. However, if we are unable to sufficiently increase our deposit balances, we may be required to increase our use of alternative sources of funding, including Federal Home Loan Bank advances, or to increase our deposit rates in order to attract additional deposits, each of which would increase our cost of funds.

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

If we cannot favorably assess the effectiveness of our internal controls over financial reporting or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, we may be subject to additional regulatory scrutiny.

Under the rules of the FDIC and the SEC, Company management is required to prepare a report that contains an assessment by management of the effectiveness of our internal control structure and procedures for financial reporting (including the Call Report that is submitted to the FDIC) as of the end of each fiscal year. Our independent registered public accounting firm is also required to examine, attest to and report on the assessment of our management concerning the effectiveness of our internal control structure and procedures for financial reporting. The rules that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation and testing and possible remediation of internal control weaknesses. The effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and will cause a diversion of management’s time and other internal resources. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, in connection with the attestation process, we may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation from our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investor confidence and the price of our common stock could be adversely affected and we may be subject to additional regulatory scrutiny.

The increasing use of social media platforms presents new risks and challenges and the inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could materially adversely impact the Bank’s business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to the Bank’s business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the Bank’s interests and/or may be inaccurate. The dissemination of information online could harm the Bank’s business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording the Bank an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about the Bank’s business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees, directors and customers. The inappropriate use of social media by the Bank’s customers, directors or employees could result in negative consequences such as remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation, or negative publicity that could damage the Bank’s reputation adversely affecting customer or investor confidence.

RISKS RELATED TO THE REGULATION OF OUR INDUSTRY

We have become subject to more stringent capital requirements, which may adversely impact our return on equity or constrain us from paying dividends or repurchasing shares.

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5 percent, a Tier 1 capital to risk-based assets ratio of 6.0 percent, a total capital to risk-based assets of 8 percent, and a 4 percent Tier l capital to total assets leverage ratio. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5 percent of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets and increasing each year until fully implemented at 2.5 percent on January 1, 2019.

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9 percent for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. On November 4, 2019, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR will increase to 8.5 percent for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9 percent. Pursuant to the “Regulatory Relief Act”, the FRB raised the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. The Company meets the definition of a Small Bank Holding Company and the qualifications set forth in the “Regulatory Relief Act” and is not required to disclosure capital ratios at December 31, 2020.

The application of more stringent capital requirements likely will result in lower returns on equity and could require raising additional capital in the future or result in regulatory actions if we are unable to comply with such requirements.

We operate in a highly regulated environment, and we may be adversely affected by changes in federal, state and local laws and regulations.

We are subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority, and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our results of operations and financial condition.

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

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 410.7 percent of our total capital at December 31, 2020. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

STRATEGIC RISKS

 We may not be able to successfully maintain and manage our growth.

Over the last few years, the Company progressed on an organic branching initiative which was intended to mitigate the risk of our strong Hudson County, New Jersey, concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets, and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through merger and acquisition activity. To this end, the Company opened or acquired six branches in 2018, three branches in 2019, and one branch in 2020.

We cannot be certain as to our ability to manage increased levels of assets and liabilities. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loans balances, which may adversely impact our efficiency ratio, earnings, and stockholder returns.

The building of market share through de novo branching and expansion of our commercial real estate and multi-family lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to strategically build market share through de novo branching and through expansion of our commercial real estate and multi-family lending capacity. Since January 1, 2015, we have opened fourteen de novo branches. There are considerable costs involved in opening branches and expansion of lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of a new branch. Finally, our business expansion may not be successful after establishment of new branches.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

•finding suitable candidates for acquisition;

•attracting funding to support additional growth within acceptable risk tolerances;

•maintaining asset quality;

•retaining the target’s customers and key personnel;

•obtaining necessary regulatory approvals;

•conducting adequate due diligence and managing known and unknown risks and uncertainties;

•integrating acquired businesses; and

•maintaining adequate regulatory capital.

The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized. Acquisitions will be subject to regulatory approvals, and we may be unable to obtain such approvals. Acquisitions of financial institutions also involve operational risks and uncertainties. Acquired companies may have unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers, and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products, or services of the entities that we acquire and to realize our attempts to eliminate redundancies. The integration process may also require significant time and attention from our management that they would otherwise be able to direct toward servicing existing business and developing new business. Acquisitions typically involve the payment of a premium over book and market trading values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition of a financial institution or service company, and the carrying amount of any goodwill that we acquire may be subject to impairment in future periods. Failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business, financial condition, and results of operations.

Strong competition within our market area may limit our growth and profitability.

Competition is intense within the banking and financial services industry in New Jersey and the New York metropolitan area. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources, higher lending limits and offer services that we do not or cannot provide. This competition makes it more difficult for us to originate new loans and retain and attract new deposits. Price competition for loans may result in originating fewer loans or earning less on our loans. Price competition for deposits may result in a reduction of our deposit base or paying more on our deposits.

The small to mid-sized businesses that we lend to may have fewer resources to weather a downturn in the economy, such as the one cause by the COVID-19 pandemic, which may impair a borrower’s ability to repay a loan to us that could materially harm our operating results.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to mid-sized businesses. These small to mid-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns such as the one caused by the COVID-19 pandemic, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. In addition, if such business has been forced to either close or substantially modify its business activity due to the orders issued by states fighting the COVID-19 pandemic, any one or more of these factors is likely to impair the borrower’s ability to repay a loan. In addition, the success of a small to midsized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. The COVID-19 economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2020, the Bank conducted its business through an executive office, two administrative offices, and 29 branch offices. 16 offices have drive-up facilities. The Bank has 36 automatic teller machines at its branch facilities and three other off-site locations. The following table sets forth information relating to each of the Bank’s offices at December 31, 2020. The total net book value of the Bank’s premises and equipment at December 31, 2020 was $15.3 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C, Bayonne, New Jersey	2003	$2,365
Administrative and Other Offices
591-597 Avenue C, Bayonne, New Jersey	2010	24	(1)
27 West 18th Street, Bayonne, New Jersey	2014	199	(1)
Branch Offices
860 Broadway, Bayonne, New Jersey	2000	665	(1)
510 Broadway, Bayonne, New Jersey	2003	131	(1)
401 Washington Street, Hoboken, New Jersey	2010	174	(1)
987 Broadway, Bayonne, New Jersey	2010	380
473 Spotswood Englishtown Rd., Monroe Township, New Jersey	2010	154	(1)
611 Avenue C, Bayonne, New Jersey	2010	-	(1)
181 Avenue A, Bayonne, New Jersey	2010	2,199
211 Washington St., Jersey City, New Jersey	2010	-	(1)
200 Valley Street, South Orange, New Jersey	2011	1,002
378 Amboy Road, Woodbridge, New Jersey	2019	433	(1)
165 Passaic Avenue, Fairfield, New Jersey	2014	-	(1)
354 New Dorp Lane, Staten Island, New York	2015	178	(1)
190 Park Avenue, Rutherford, New Jersey	2015	207	(1)
1500 Forest Avenue, Staten Island, New York	2016	963	(1)
626 Laurel Avenue, Holmdel, New Jersey	2016	2	(1)
112 Talmadge Road, Edison, New Jersey	2016	24	(1)
734 Ridge Road, Lyndhurst, New Jersey	2016	130	(1)
803 Roosevelt Avenue, Carteret, New Jersey	2016	509	(1)
2000 Morris Avenue, Union, New Jersey	2016	115	(1)
155 Maplewood Avenue, Maplewood, New Jersey	2018	420	(1)
1630 Oak Tree Road, Edison, New Jersey	2018	792	(1)
1452 Route 46 West, Parsippany, New Jersey	2018	303	(1)
781 Newark Avenue, Jersey City, New Jersey	2018	15	(1)
70 Broadway, Hicksville, New York	2018	35	(1)
10 Schalks Crossing Road, Plainsboro, New Jersey	2018	301	(1)
876 Kinderkamack Road, River Edge, New Jersey	2019	133	(1)
1100 Washington Street, Hoboken, New Jersey	2019	301	(1)
269 Ferry Street, Newark, New Jersey	2020	491	(1)

Net book value of properties		12,645
Furnishings and equipment		2,627	(2)
Total premises and equipment		$15,272

(1)Leased property

(2)Includes off-site ATMs

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2020, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”

Stockholders.

At March 1, 2021, the Company had approximately 3,600 stockholders of record.

Recent Sales of Unregistered Securities

None

Dividends

The Company has declared and paid cash dividends of $.14 per share in each quarter for the three years ended December 31, 2020. The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50 percent of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

Issuer Purchases of Equity Securities

None.

On December 11, 2020, the Company issued a press release announcing the adoption of a new stock repurchase program, effective December 16, 2020. Under the stock repurchase program, management is authorized to repurchase up to 500,000 shares of the Company’s common stock. The Company had no stock repurchases during the fourth quarter of 2020.

Compensation Plans

Set forth below is information as of December 31, 2020 regarding equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans that were not approved by shareholders.

Plan
	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(1)	Number of securities remaining available for issuance under plans
2011 Stock Option Plan	801,600	$11.40	72,800
2018 Equity Incentive Plan	436,981	$11.65	384,038
Equity compensation plans not approved by shareholders	—	—	—
Total	1,238,581	$11.49	456,838

_____________________________

(1)The weighted average exercise price reflects the exercise prices ranging from $8.93-$13.32 per share for options granted under the 2011 Stock Option Plan and the 2018 Equity Incentive Plan.

Common Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on January 1, 2016 through December 31, 2020, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, as repriced on the SNL Banks Index, and (c) the cumulative total return of the Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB Bancorp, Inc.

Total Return Performance
Index Value
300
250
200
150
100
50
BCB Bancorp, Inc.
NASDAQ Composite Index
SNL Bank Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

		Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
BCB Bancorp, Inc.	100.00	131.74	152.73	114.66	157.94	134.25
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank Index	100.00	126.35	149.21	124.00	167.93	145.49

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of BCB Bancorp, Inc. at and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The information, at December 31, 2020 and 2019, and for the two-year period ended December 31, 2020, is derived in part from, and should be read together with, the audited Consolidated Financial Statements and Notes thereto of BCB Bancorp, Inc. that appear in this annual report on Form 10-K. The other years presented in these tables are derived from audited consolidated financial statements that do not appear in this annual report on Form 10-K.

	Selected financial condition data at December 31,
	2020	2019	2018	2017	2016
	(In Thousands)
Total assets	$2,821,016	$2,907,468	$2,674,731	$1,942,837	$1,708,208
Cash and cash equivalents	261,229	550,353	195,264	124,235	65,038
Debt Securities	99,756	91,613	119,335	114,295	94,765
Equity investments	17,717	2,500	7,672	8,294	-
Loans receivable, net	2,295,021	2,178,407	2,278,492	1,643,677	1,485,159
Deposits	2,318,050	2,362,063	2,180,724	1,569,370	1,392,205
Borrowings	228,203	282,610	282,377	189,124	179,124
Stockholders’ equity	249,211	239,473	200,215	176,454	131,081

	Selected operating data for the year ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except for per share amounts)
Net interest income	$80,410	$82,604	$77,681	$61,884	$55,060
Provision for loan losses	9,441	2,069	5,130	2,110	27
Non-interest income	12,490	5,391	7,960	7,483	6,123
Non-interest expense	54,036	55,583	56,266	47,044	47,895
Income tax expense	8,566	9,309	7,482	10,231	5,258
Net income	$20,857	$21,034	$16,763	$9,982	$8,003
Net income per common share:
Basic	$1.14	$1.20	$1.02	$0.76	$0.63
Diluted	$1.14	$1.20	$1.01	$0.75	$0.63
Common Dividends declared per common share	$0.56	$0.56	$0.56	$0.56	$0.56

	At or for the Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:
Return on average assets (ratio of net income to average total assets)	0.71%	0.76%	0.70%	0.55%	0.47%
Return on average stockholders’ equity (ratio of net income to average stockholders’ equity)	8.70	9.66	8.86	7.02	6.11
Non-interest income to average assets	0.43	0.19	0.33	0.41	0.36
Non-interest expense to average assets	1.85	2.01	2.34	2.57	2.81
Net interest rate spread during the year	2.55	2.77	3.08	3.32	3.14
Net interest margin (net interest income to average interest earning assets)	2.83	3.07	3.31	3.49	3.32
Ratio of average interest-earning assets to average interest-bearing liabilities	123.90	119.61	119.76	119.49	118.02
Cash dividend payout ratio	50.46	47.83	55.81	71.71	86.87
Asset Quality Ratios:
Non-performing loans to total loans at end of year	0.72	0.22	0.38	0.80	1.23
Non-performing assets to total assets at end of year	0.61	0.23	0.37	0.71	1.29
Allowance for loan losses to non-performing loans at end of year	201.08	478.99	258.69	130.14	93.67
Allowance for loan losses to total loans at end of year	1.44	1.08	0.97	1.05	1.14
Capital Ratios:
Stockholders’ equity to total assets at end of year	8.83	8.24	7.49	9.08	7.63
Average stockholders’ equity to average total assets	8.21	7.88	7.88	7.78	7.70
Tier 1 capital to average assets (1)	9.88	9.51	8.72	9.50	8.10

(1)Ratios are for BCB Community Bank only.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Based on a quantitative assessment, management determined that the Company’s recorded goodwill totaling $5.2 million, which resulted from the 2018 acquisition IAB, is not impaired as of December 31, 2020.

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

As of December 31, 2020, the Company had over $260 million of cash on hand and available wholesale borrowing capacity of over $770 million.

COVID-19 Response

•Operational Initiatives

oThe pandemic response team meets on an as-needed basis and actively monitors guidance released by regulators and banking associations.

oIn-person meetings are closely managed and are held on an as needed basis only.

oMany employees are working remotely, temporarily relocated or are working alternate days to increase social distancing.

oBarriers have been installed in branches and back offices to provide protection.

oBranch and operational offices are cleaned and sanitized biweekly and employees have access to masks, gloves and disinfectant.

oMasks are required for entry and social distancing is strictly enforced.

oManagement provides updates to employees on a regular basis.

oThe Call Center is open seven days a week to assist with customer inquiries.

oBeginning on January 11, 2021, branch offices began offering appointment banking services to lessen the spread of the virus and to protect employees and customers. We have recommended that our customers utilize our ATM and drive-through services wherever possible.

•Allowance for Loan Losses (“ALLL”)

oAs several of the Company’s asset quality metrics have been adversely affected in 2020, management determined it is prudent to increase its loan loss reserves through the addition of $1.9 million and $9.4 million in loan loss provisions for the three-month and full-year periods ended December 31, 2020, respectively, due primarily to the economic downturn as a result of the COVID-19 pandemic. This compares to a credit of $475,000 and $2.1 million in loan loss provisions for the three-month and full-year periods ended December 31, 2019, respectively. The loan loss reserve to total loans ratio was 1.44 percent at December 31, 2020, compared to 1.08 percent at December 31, 2019. The increased reserve includes provisions taken in response to changes in risks associated with loan classification assignments, increases in impaired loans and a declining economy in New Jersey and New York.

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

•Loan Deferments

oThe Bank, like other financial institutions, has received a significant number of requests to defer principal and/or interest payments, and has agreed to such deferrals or is in the process of doing so on a case by case basis. The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, encouraged financial institutions to work prudently with borrowers who request loan modifications or deferrals as a result of COVID-19.

oThe Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Most of these loans are accruing interest and the Bank is considering the loans within the overall allowance for loan loss analysis.

oThe Bank began receiving requests for loan deferments on March 13, 2020. The forbearance period provided by the Bank was generally three months with the Bank retaining the sole option to extend the forbearance period for an additional three months. Payments received upon the expiration of the forbearance period were first applied to interest accrued, then towards escrow advances, and any remaining amount towards principal.

The Bank has worked diligently with its customers by reaching out to them as the end of the three-month deferral term was approaching, and to understand the need for any prudent requests of an extension of the deferral period. The Bank has been encouraged with the results. The status of active loans at December 31, 2020 that had requested deferrals is as follows:

Description	Number of Loans	Owned Balance ($000s)	Percentage of Total
2nd Deferment	2	$162	<1.00%
Partial Payment	1	1,393	<1.00
COVID-modified	2	6,417	<1.00
Impaired	26	56,334	6.34
Delinquent	16	14,232	1.60
In Full Payment Status	1,002	809,751	91.16
Total	1,049	$888,289	100.00%

Management continues to perform detailed stress testing of loan deferments related to various loan to value and cash flow scenarios. The specific ALLL reserves allocated to these stress tests are deemed to be adequate and will continue to be analyzed as the economic conditions progress.

•Paycheck Protection Program (PPP)

oAs a qualified SBA lender, the Bank was automatically authorized to originate PPP loans.

oThe Bank had closed and funded approximately $133 million for almost 1,100 PPP loans.

oThe Company received processing fees from the SBA and recorded approximately $980,000 of net fees to interest income during the year and a net gain of $333,000 on the sale of these loans in December 2020.

•Main Street lending Program

oThe Main Street Lending Program is a program announced on April 9, 2020, under which the Federal Reserve will purchase loans that banks give to small and mid-sized businesses. The Federal Reserve will purchase 95 percent of each loan.

oThe program is designed to keep credit flowing to small and mid-sized businesses that were in good financial standing before the onset of the COVID-19 crisis, but which are now under extreme stress due to stay-at-home and business closure orders from state and local governments. The Bank has been approved as an eligible lender, and has received inquiries since the program became operational on July 8, 2020 but has not funded any loans under this program.

•Industry Exposure

oThe Company has identified various industries that may be particularly adversely impacted by the COVID-19 pandemic. Deferrals are loans in which payment was deferred for a period of three to six months. COVID-modified loans are not considered TDR-restructured loans under the CARES Act. Though the hotspots may change through the progression of the pandemic, the following identifies the sectors with the most deferment requests, and the status of these loans at December 31, 2020 (Dollars in Thousands):

Description	2nd Deferment	Partial Payment	COVID-Modified	Impaired	Delinquent	In Full Payment	Total
Mixed-Use/Commercial	$-	$-	$-	$25,791	$391	$94,386	$120,568
Strip Retail	-	-	5,707	2,725	-	69,052	77,484
Mixed-Use/Multifamily	-	-	-	-	6,621	53,817	60,438
Mixed Use/1-4 Family	-	-	-	258	-	57,186	57,444
Multifamily	-	-	-	-	-	49,520	49,520
Golf Course	-	-	-	-	-	45,516	45,516
Hospitality/Hotel	-	-	-	4,889	-	38,182	43,071
Condo Commercial	-	-	-	-	4,410	38,048	42,458
Office	-	-	-	2,065	-	39,378	41,443
Residential Real Estate 1-4 Family	162	-	710	550	838	37,142	39,402
UCC	-	-	-	1,071	277	36,083	37,431
Single Family	-	1,393	-	3,608	118	28,726	33,845
Restaurant (Standalone)	-	-	-	-	199	23,592	23,791
Retail (1-3 Units)	-	-	-	-	598	24,349	24,947
Mixed-Use/Office	-	-	-	-	-	20,253	20,253
All Others	-	-	-	15,378	780	154,520	170,678
Total	$162	$1,393	$6,417	$56,335	$14,232	$809,750	$888,289

•IT Changes

oTo protect the well-being of our staff and customers, the Company has set up resources for some employees to work from home. To facilitate the move, we allocated laptop computers to staff and enhanced our ability to access the network offsite.

•Liquidity and Capital Resources

oThe Company was well positioned with adequate levels of cash and liquid assets as of December 31, 2020, as well as wholesale borrowing capacity of over $770 million. At December 31, 2020, the Company’s equity to asset ratio was 8.83 percent and the Bank’s capital was in excess of regulatory requirements. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter.

Financial Condition at December 31, 2020 and 2019

Total assets decreased by $86.5 million, or 3.0 percent, to $2.821 billion at December 31, 2020 from $2.908 billion at December 31, 2019. The decrease in total assets was mainly related to decreases in total cash and cash equivalents, partly offset by increases in loans receivable, a purchase of $60.0 million of BOLI, and purchases of investment securities.

Total cash and cash equivalents decreased by $289.1 million, or 52.5 percent, to $261.2 million at December 31, 2020 from $550.3 million at December 31, 2019. This decrease was mainly related to increases in loans receivable and investment securities, a purchase of $60.0 million of BOLI, net repayments of borrowings and a decrease in deposits.

Loans receivable, net increased by $116.6 million, or 5.4 percent, to $2.295 billion at December 31, 2020 from $2.178 billion at December 31, 2019. Total loan increases for the year ended December 31, 2020 included increases of $83.9 million in commercial real estate and multi-family loans, $51.0 million in construction loans, $6.7 million in commercial business loans, and $140,000 in consumer loans, partly offset by decreases of $11.0 million in home equity loans and $4.0 million in residential one-to-four family loan. Included within the net increase in loans receivable were $48.4 million of purchased loans, which the Company bought in the second quarter of 2020. The allowance for loan losses increased $9.9 million to $33.6 million, or 205.2 percent of non-accruing loans and 1.44 percent of gross loans, at December 31, 2020 as compared to an allowance for loan losses of $23.7 million, or 570.5 percent of non-accruing loans and 1.08 percent of gross loans, at December 31, 2019.

Total investment securities increased by $23.4 million, or 24.8 percent, to $117.5 million at December 31, 2020 from $94.1 million at December 31, 2019, representing purchases of $77.1 million in securities, partly offset by sales, repayments, calls and maturities.

Deposit liabilities decreased by $44.0 million, or 1.9 percent, to $2.318 billion at December 31, 2020 from $2.362 billion at December 31, 2019. The decrease in deposit liabilities mainly related to the maturity of certain high-rate, promotional certificate of deposit accounts in the third and fourth quarters. Some of these matured deposits went into other forms of deposits and others were withdrawn from the Bank. Total decreases for the year ended December 31, 2020 included $440.9 million in certificates of deposit, including listing service and brokered deposit accounts. Listing service and brokered certificates of deposit, which were used as additional sources of deposit liquidity to fund loan growth, totaled $17.0 million and $20.0 million, respectively, at December 31, 2020. The decreases in these categories of total deposit liabilities was partly offset by increases of $219.8 million in NOW deposit accounts, $130.4 million in non-interest-bearing deposit accounts, $37.2 million in savings and club accounts, and $9.4 million in money market checking accounts.

Debt obligations decreased by $54.4 million, or 19.3 percent, to $228.2 million at December 31, 2020 from $282.6 million at December 31, 2019. The weighted average interest rate of FHLB advances was 1.66 percent at December 31, 2020 and 2.16 percent at December 31, 2019. The fixed interest rate of our subordinated debt balances was 5.625 percent at December 31, 2020 and December 31, 2019. During the year ended December 31, 2020, the Company opted to extinguish $47.0 million in FHLB advances which held a weighted average rate of 2.24%. The advances were originally set to mature in 2021 and 2022. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 12 basis points on an annualized basis. The related expense for the extinguishment of this debt is included in noninterest expense.

Stockholders’ equity increased by $9.7 million, or 4.1 percent, to $249.2 million at December 31, 2020 from $239.5 million at December 31, 2019. Retained earnings increased by $9.9 million, or 20.5 percent, to $58.3 million at December 31, 2020 from $48.4 million at December 31, 2019, related to the net effect of net income less dividends paid for the year ended December 31, 2020. Accumulated other comprehensive income increased $2.0 million to a loss of $205,000 at December 31, 2020 from a loss of $2.2 million at December 31, 2019, related to significant improvements in the value of available-for-sale securities, as a result of the general decrease in market interest rates. Additional paid-in-capital for preferred stock increased by $707,000 to $25.7 million at December 31, 2020 from $25.0 million at December 31, 2019, primarily related to the issuance of $11.2 million of Series H 3.5% preferred stock, partly offset by the redemption of $10.5 million of the Company’s then-outstanding preferred stock, which included the Company’s Series C 6% and Series F 6% preferred stock. Treasury stock increased $4.9 million to $26.9 million at December 31, 2020 from $22.0 million at December 31, 2019, related to the repurchase of Company common shares.

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

The following table sets forth average balance sheets, yields and costs, and certain other information for the years indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts and premiums, which are included in interest income.

	Year ended December 31, 2020			Year ended December 31, 2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$2,319,750	$107,153	4.62%	$2,305,496	$113,981	4.94%
Investment securities (2)	118,053	3,438	2.91	115,548	3,310	2.86
Interest-earning deposits	401,986	2,835	0.71	271,067	6,264	2.31
Total interest-earning assets	2,839,789	113,426	3.99%	2,692,111	123,555	4.59%
Non-interest-earning assets	79,552			72,633
Total assets	2,919,341			2,764,744
Interest-bearing liabilities:
Interest-bearing demand accounts	$486,251	$3,050	0.63%	$346,973	$2,628	0.76%
Money market accounts	320,928	3,097	0.97	261,395	4,619	1.76
Savings accounts	276,785	440	0.16	258,481	428	0.17
Certificates of deposit	931,606	19,360	2.08	1,089,407	25,394	2.33
Total interest-bearing deposits	2,015,570	25,947	1.29	1,956,256	33,069	1.69
Borrowed funds	276,405	7,069	2.56%	294,562	7,882	2.68%
Total interest-bearing liabilities	2,291,975	33,016	1.44	2,250,818	40,951	1.82
Non-interest-bearing liabilities	387,630			296,185
Total liabilities	2,679,605			2,547,003
Stockholders' equity	239,736			217,741
Total liabilities and stockholders' equity	2,919,341			2,764,744
Net interest income		$80,410			82,604
Net interest rate spread (3)			2.55%			2.77%
Net interest margin (4)			2.83%			3.07%

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

	Years Ended December 31,
	2020 vs. 2019				2019 vs. 2018
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$705	$(7,487)	$(46)	$(6,828)	$11,649	$4,022	$479	$16,150
Investment securities	72	55	1	128	(708)	317	(60)	(451)
Interest-earning deposits	3,025	(4,352)	(2,102)	(3,429)	3,145	(204)	(182)	2,759
Total interest-earning assets	3,802	(11,784)	(2,147)	(10,129)	14,086	4,135	237	18,458
Interest expense:
Interest-bearing demand accounts	1,055	(452)	(181)	422	78	495	19	592
Money market deposits	1,043	(2,088)	(476)	(1,521)	887	1,040	405	2,332
Savings deposits	28	(16)	(1)	11	(7)	(8)	-	(15)
Certificates of Deposits	(3,671)	(2,763)	400	(6,034)	3,209	4,846	948	9,003
Borrowings	(485)	(349)	21	(813)	771	758	94	1,623
Total interest-bearing liabilities	(2,030)	(5,668)	(237)	(7,935)	4,938	7,131	1,466	13,535
Change in net interest income	$5,832	$(6,116)	$(1,910)	$(2,194)	$9,148	$(2,996)	$(1,229)	$4,923

Results of Operations for the Years Ended December 31, 2020 and 2019

Net income decreased by $177,000, or 0.8 percent, to $20.9 million for the year ended December 31, 2020 from $21.1 million for the year ended December 31, 2019. The decrease in net income was primarily related to a decrease in total interest income and an increase in the provision for loan losses, partly offset by an increase in total noninterest income, a decrease in total interest expense, a decrease in total noninterest expense, and a decrease in the income tax provision for the year ended December 31, 2020 as compared with the year ended December 31, 2019.

Net interest income decreased by $2.2 million, or 2.7 percent, to $80.4 million for the year ended December 31, 2020 from $82.6 million for the year ended December 31, 2019. The decrease in total interest income resulted primarily from a decrease in the average yield on interest-earning assets of 60 basis points to 3.99 percent for the year ended December 31, 2020 from 4.59 percent for the year ended December 31, 2019, partly offset by an increase in the average balance of interest-earning assets of $147.7 million, or 5.5 percent, to $2.840 billion for the year ended December 31, 2020 from $2.692 billion for the year ended December 31, 2019. The decrease in total interest expense related to a decrease in the average rate on interest-bearing liabilities of 38 basis points to 1.44 percent for the year ended December 31, 2020 from 1.82 percent for the year ended December 31, 2019, partly offset by an increase in the average balance of interest-bearing liabilities of $41.2 million, or 1.8 percent, to $2.292 billion for the year ended December 31, 2020 from $2.251 billion for the year ended December 31, 2019. The lower rates for interest income and interest expense were driven by the reduction of the federal funds rate by 175 basis points from October, 2019 through March, 2020.

Interest income on loans receivable decreased by $6.8 million, or 6.0 percent, to $107.2 million for the year ended December 31, 2020 from $114.0 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in the average yield on loans of 32 basis points to 4.62 percent for the year ended December 31, 2020 from 4.94 percent for the year ended December 31, 2019, partly offset by an increase in the average balance of loans receivable of $14.3 million, or 0.6 percent, to $2.320 billion for the year ended December 31, 2020 from $2.305 billion for the year ended December 31, 2019. In the second quarter of 2020, the Company purchased $48.4 million in loans and originated $127.0 million in PPP loans, which increased the average balance of loans receivable for the year ended December 31, 2020, compared to the year ended December 31, 2019. The Bank sold nearly all of its PPP loans in the fourth quarter of 2020, and had recognized $908,000 in net deferred fee income for those loans. The decrease in the average yield on loans followed the declining interest rate environment. Interest income on loans also included $1.2 million of amortization of purchase credit fair value adjustments related to the April 2018 acquisition of IAB, for the year ended December 31, 2020, which added approximately six basis points to the average yield on interest earning assets.

Interest income on securities increased by $128,000 or 3.9 percent, to $3.4 million for the year ended December 31, 2020 from $3.3 million for the year ended December 31, 2019. This increase was primarily due to an increase in the average balance of securities of $2.5 million, or 2.2 percent, to $118.0 million for the year ended December 31, 2020 from $115.5 million for the year ended December 31, 2019, as well as an increase in the average yield on securities of five basis points to 2.91 percent for the year ended December 31, 2020 from 2.86 percent for the year ended December 31, 2019. The increase in the average balance of securities resulted from the purchases of new securities, partly offset by faster prepayment speeds, sales, repayments, calls, and maturities, while the increase in the average yield on securities related to higher-yield securities purchased during the year.

Interest income on other interest-earning assets decreased by $3.4 million, or 54.7 percent, to $2.8 million for the year ended December 31, 2020 from $6.2 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in the average yield on other interest-earning assets of 161 basis points to 0.71 percent for the year ended December 31, 2020, from 2.32 percent for the year ended December 31, 2019, partly offset by an increase in the average balance of other interest earning assets of $130.9 million, or 48.3 percent, to $402.0 million for the year ended December 31, 2020 from $271.1 million for the year ended December 31, 2019. The decrease in the average yield on other interest-earning assets correlated to the decreases in the Fed funds rate. The increase in the average balance of other interest-earning assets related to the curtailment of loan growth beginning in 2019, high levels of loan prepayments, an increase in deposits, and the Company’s strategy of maintaining strong levels of liquidity.

Total interest expense decreased by $7.9 million, or 19.4 percent, to $33.0 million for the year ended December 31, 2020 from $40.9 million for the year ended December 31, 2019. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 38 basis points to 1.44 percent for the year ended December 31, 2020 from 1.82 percent for the year ended December 31, 2019, partly offset by an increase in the average balance of interest-bearing liabilities of $41.2 million, or 1.8 percent, to $2.292 billion for the year ended December 31, 2020 from $2.251 billion for the year ended December 31, 2019. The decrease in the average cost of funds related to the declining interest rate environment. The increase in the average balance of interest-bearing liabilities primarily resulted from increased deposits, including those from new branches opened over the last few years.

Total deposit interest expense decreased by $7.1 million, or 21.5 percent, to $25.9 million for the year ended December 31, 2020 from $33.0 million for the year ended December 31, 2019. This decrease resulted primarily from a decrease in the average rate on deposits of 40 basis points to 1.29 percent for the year ended December 31, 2020 from 1.69 percent for the year ended December 31, 2019, partly offset by an increase in the average balance of deposits of $59.3 million, or 3.0 percent, to $2.016 billion for the year ended December 31, 2020 from $1.956 billion for the year ended December 31, 2019. The decrease in the average rate paid on deposits was primarily due to repricing our deposit base to align with the recent Fed rate reductions. The increase in the average balance of interest-bearing liabilities primarily resulted from increased deposits, including those from new branches opened over the last few years.

Total borrowing interest expense decreased by $813,000, or 10.3 percent, to $7.1 million for the year ended December 31, 2020 from $7.9 million for the year ended December 31, 2019. The average balance of borrowings decreased by $18.2 million, or 6.2 percent, to $276.4 million for the year ended December 31, 2020 from $294.6 million for the year ended December 31, 2019, as well as a decrease in the average rate on borrowings of 12 basis points to 2.56 percent for the year ended December 31, 2020 from 2.68 percent for the year ended December 31, 2019. During the year ended December 31, 2020, the Company opted to extinguish $47.0 million in FHLB advances which held a weighted average rate of 2.24%. The advances were originally set to mature in 2021 and 2022. The extinguishment of this debt decreased both the average balance of borrowings and the average rate on borrowings for the year ended December 31, 2020. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 12 basis points on an annualized basis. The related non-recurring expense for the extinguishment of this debt is included in noninterest expense.

Net interest margin was 2.83 percent for the year ended December 31, 2020 and 3.07 percent for the year ended December 31, 2019. The decrease in the net interest margin was the result of the current volatile financial market attributable to the COVID-19 pandemic, which has fueled the low interest rate environment.

The provision for loan losses increased by $7.4 million to $9.4 million for the year ended December 31, 2020 from $2.0 million for the year ended December 31, 2019, primarily due to factors related to the COVID-19 pandemic. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. The higher provision for loan losses for the year ended December 31, 2020 was significantly influenced by the impact of COVID-19 on economic conditions and the increased risk of loan defaults. During the year ended December 31, 2020, the Company experienced $465,000 in net recoveries compared to $694,000 in net charge-offs for the year ended December 31, 2019. The Bank had non-accrual loans totaling $16.4 million, or 0.70 percent, of gross loans at December 31, 2020 as compared to $4.2 million, or 0.19 percent, of gross loans at December 31, 2019. The allowance for loan losses was $33.6 million, or 1.44 percent of gross loans at December 31, 2020, and $23.7 million, or 1.08 percent of gross loans at December 31, 2019. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at December 31, 2020 and December 31, 2019.

Total noninterest income increased by $7.1 million, or 131.7 percent, to $12.5 million for the year ended December 31, 2020 from $5.4 million for the year ended December 31, 2019. The increase in total noninterest income was mainly related to a gain on sale of premises of $4.4 million, an increase in the realized and unrealized gain on equity securities of $1.6 million, BOLI income of $1.0 million, an increase in the gain on sale of investment securities of $702,000, and an increase in other noninterest income of $248,000, partly offset by a decrease in fees and service charges of $411,000, a decrease in gains on the sale of other real estate owned properties of $215,000, a decrease of $144,000 in gains on the sale of loans, and a decrease in the gains on the sale of impaired loans of $81,000. The gain on sale of premises relates to the completion of a sale/leaseback of certain offices that the Company sold to a private investor group in September, 2020. The unrealized gains or losses on equity securities are based on market conditions. The BOLI income relates to an initial purchase of $60.0 million of BOLI product in the third quarter of 2020. The increase in other noninterest income related primarily to the reversal of certain liabilities previously recorded for IAB acquired loans that paid off in 2020. The lower level of loan sales was attributable to the curtailment of loan growth, while the decline in fees and service charges related in part to the pandemic condition as well as lower servicing fee income resulting from fewer loan sales.

Total noninterest expense decreased by $1.5 million, or 2.8 percent, to $54.0 million for the year ended December 31, 2020 from $55.5 million for the year ended December 31, 2019.

Salaries and employee benefits expense decreased by $2.5 million, or 8.9 percent, to $25.9 million for the year ended December 31, 2020 from $28.4 million for the year ended December 31, 2019, primarily related to $1.3 million of costs deferred for PPP loans and fewer full-time equivalent employees, partly offset by normal compensation increases. The costs deferred represent current period salaries and benefit costs associated with direct PPP loan origination costs, which were initially amortized over the life of the loan, and then expensed in calculating the gain when the loans were sold. The average number of full-time equivalent employees for the year ended December 31, 2020 was 329, as compared with 361 for the same period in 2019.

Occupancy and equipment expense increased by $1.1 million, or 10.2 percent, to $11.7 million for the year ended December 31, 2020 from $10.6 million for the year ended December 31, 2019, largely related to building sanitization costs associated with the COVID-19 pandemic and the addition of the Newark branch during 2020.

Professional fees expense decreased $351,000, or 17.3 percent, to $1.7 million for the year ended December 31, 2020 from $2.0 million for the year ended December 31, 2019, primarily related to a legal settlement provided for in the prior-year period.

Data processing and service fees increased by $625,000, or 19.6 percent, to $3.8 million for the year ended December 31, 2020 from $3.2 million for the year ended December 31, 2019, largely attributable to additional branches and system applications.

Regulatory assessments increased by $430,000, or 47.0 percent, to $1.3 million for the year ended December 31, 2020 from $914,000 for the year ended December 31, 2019. The increase was primarily related to the receipt of FDIC Small Bank Assessment Credits of $548,000 in the year ended December 31, 2019, and increases in the assessment rate and in the assessment base.

The Company recognized an expense of $1.1 million for a loss on extinguishment of debt, related to prepayments of high-cost FHLB borrowings, for the year ended December 31, 2020.

Other noninterest expense decreased by $1.9 million, or 22.7 percent, to $6.6 million for the year ended December 31, 2020 from $8.5 million for the year ended December 31, 2019. Other noninterest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses. The decrease in the current period was primarily related to a reduction of business development and loan-related expenses, largely attributable to the current pandemic condition.

There were also less significant variances in advertising expense, other real estate owned expense, and directors’ fees, which netted to a decrease in expenses of $10,000 for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

The income tax provision decreased by $743,000, or 8.0 percent, to $8.6 million for the year ended December 31, 2020 from $9.3 million for the year ended December 31, 2019. The decrease in the income tax provision was a result of lower taxable income and a lower effective tax rate for the year ended December 31, 2020 as compared to that same period for 2019. The consolidated effective tax rate for the year ended December 31, 2020 was 29.1 percent compared to 30.7 percent for the year ended December 31, 2019. The lower rate in the current period related primarily to non-taxable BOLI income and lower non-deductible costs in the current year period.

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

At December 31, 2020 and December 31, 2019, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $228.2 million at December 31, 2020 as compared to $282.6 million at December 31, 2019.

At December 31, 2020, the Company had the ability to obtain additional funding from the FHLB of $245.7 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $581.3 million at December 31, 2020. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of December 31, 2020, as well as wholesale borrowing capacity of over $770 million, to cover the decrease in cash flow resulting from COVID-19 loan deferments.

At December 31, 2020 and December 31, 2019, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized”.

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

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commercial commitments at December 31, 2020.

	Payments due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	More than 3-5 Years	More than 5 Years
	(In Thousands)
Benefit Plans	$1,177	$1,114	$63	$-	$-
Borrowed money	230,842	53,000	48,000	92,800	37,042
Lease obligations (discounted)	15,224	2,992	4,927	3,165	4,140
Certificates of deposit	689,095	581,315	89,230	17,354	1,196
Core Processing System	5,047	2,569	2,478	-	-
Total	$941,385	$640,990	$144,698	$113,319	$42,378

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2020. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2020. The following sets forth the Company’s NPV as of December 31, 2020.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+300bp	$260,929	$(5,603)	(2.10)%	9.76%	36	bps
+200bp	267,027	495	0.19	9.79	39	bps
+100bp	263,537	(2,995)	(1.12)	9.50	10	bps
PAR	266,532	-	-	9.40	-	bps
-100bp	319,669	53,137	19.94	10.94	154	bps

_________

bp-basis points

The table above indicates that at December 31, 2020, in the event of a 100-basis point increase in interest rates, we would experience a 1.12 percent decrease in NPV, as compared to a 5.18 percent decrease at December 31, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BCB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Critical Audit Matter Description

As described in Notes 2 and 5 to the financial statements, the Company has recorded an allowance for loan losses in the amount of $33.6 million as of December 31, 2020, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date. The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. We determined that performing procedures relating to the Company’s determination of its allowance for loan losses is a critical audit matter. The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the Company’s process for estimating the allowance covering the key assumptions and judgments of its estimation model. These procedures also included, among others, testing management’s process for determining the qualitative reserve component, management’s valuation of problem loans, and testing the completeness and accuracy of data utilized by management.

Goodwill

Critical Audit Matter Description

As described in Note 14 to the financial statements, the Company has recorded goodwill resulting from a business acquisition. Management tests goodwill for impairment annually, or more often if events or circumstances indicate that the carrying amount may not be fully recoverable. At December 31, 2020, the carrying value of goodwill was $5.3 million. The assessment as to whether the fair value of a reporting unit is less than its carrying amount requires significant judgement by management including the identification and assessment of events and circumstances, and estimation of a reporting unit’s fair value. We determined that performing procedures relating to the Company’s assessment of the carrying value of goodwill is a critical audit matter. The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s methodology, significant assumptions and calculations.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included tests of the design and operating effectiveness of management’s controls over the key assumptions and judgments of its assessment process. These procedures also included, among others, evaluating the appropriateness of management’s methodology and assumptions, and tests of the completeness and accuracy of data utilized by management.

We have served as the Company’s auditor since 2018.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 10, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BCB Bancorp, Inc.

We have audited BCB Bancorp Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 10, 2021 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 10, 2021

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2020	2019
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$23,201	$24,985
Interest-earning deposits	238,028	525,368
Total cash and cash equivalents	261,229	550,353

Interest-earning time deposits	735	735
Debt securities available for sale	99,756	91,613
Equity investments	17,717	2,500
Loans held for sale	3,530	917
Loans receivable, net of allowance for loan losses of $33,639 and
$23,734, respectively	2,295,021	2,178,407
Federal Home Loan Bank of New York stock, at cost	11,324	13,821
Premises and equipment, net	15,272	19,920
Accrued interest receivable	12,924	8,318
Other real estate owned	414	1,623
Deferred income taxes	12,574	11,180
Goodwill and other intangibles	5,488	5,552
Operating lease right-of-use assets	14,988	13,246
Bank-owned Life Insurance ("BOLI")	61,033	-
Other assets	9,011	9,283
Total Assets	$2,821,016	$2,907,468

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$402,100	$271,702
Interest bearing deposits	1,915,950	2,090,361
Total deposits	2,318,050	2,362,063
FHLB Advances	191,161	245,800
Subordinated debentures	37,042	36,810
Operating lease liability	15,224	13,380
Other liabilities	10,328	9,942
Total Liabilities	2,571,805	2,667,995

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 2,596 shares of Series D 4.5%, Series G 6%, and Series H 3.5% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2020 and 8,340 shares of Series C 6%, Series D 4.5%, and Series G 6% (liquidation value $10,000 per share) and Series F 6% (liquidation value $1,000 per share) noncumulative perpetual convertible preferred stock at December 31, 2019	-	-
Additional paid-in capital preferred stock	25,723	25,016
Common stock: no par value; 40,000,000 shares authorized, issued 19,574,858 and 19,484,046 at December 31, 2020 and December 31, 2019 respectively, outstanding 17,107,640 shares and 17,516,828 shares, at December 31, 2020 and December 31, 2019 respectively	-	-
Additional paid-in capital common stock	192,276	190,294
Retained earnings	58,335	48,429
Accumulated other comprehensive (loss)	(205)	(2,218)
Treasury stock, at cost, 2,467,218 and 1,967,218 shares at December 31, 2020 and December 31, 2019 respectively	(26,918)	(22,048)
Total Stockholders' Equity	249,211	239,473

Total Liabilities and Stockholders' Equity	$2,821,016	$2,907,468

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019
	(In Thousands, Except for Per Share Data)
Interest and dividend income:
Loans, including fees	$107,153	$113,981
Mortgage-backed securities	1,748	2,743
Other investment securities	1,690	567
FHLB stock dividends and other interest earning assets	2,835	6,264
Total interest and dividend income	113,426	123,555
Interest expense:
Deposits:
Demand	6,147	7,247
Savings and club	440	428
Certificates of deposit	19,360	25,394
	25,947	33,069
Borrowings	7,069	7,882
Total interest expense	33,016	40,951
Net interest income	80,410	82,604
Provision for loan losses	9,441	2,069
Net interest income, after provision for loan losses	70,969	80,535
Non-interest income:
Fees and service charges	2,948	3,359
BOLI income	1,033	-
Gain on sales of loans	892	1,036
Gain on sale of impaired loans held in portfolio	26	107
(Loss) gain on sales of other real estate owned	(38)	177
Gain on sale of premises	4,378	-
Gain on sale of investment securities	964	262
Realized and unrealized gains on equity investments	1,790	201
Other	497	249
Total non-interest income	12,490	5,391
Non-interest expense:
Salaries and employee benefits	25,916	28,456
Occupancy and equipment	11,748	10,660
Data processing service fees	3,812	3,187
Professional fees	1,682	2,033
Director fees	1,548	1,381
Regulatory assessments	1,344	914
Advertising and promotional	127	334
Other real estate owned, net	101	71
Loss from extinguishment of debt	1,150	-
Other	6,608	8,547
Total non-interest expense	54,036	55,583
Income before income tax provision	29,423	30,343
Income tax provision	8,566	9,309
Net Income	$20,857	$21,034
Preferred stock dividends	1,300	1,346
Net Income available to common stockholders	$19,557	$19,688
Net Income per common share-basic and diluted
Basic	$1.14	$1.20
Diluted	$1.14	$1.20
Weighted average number of common shares outstanding
Basic	17,210	16,367
Diluted	17,226	16,423

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019
	(In Thousands)
Net Income	$20,857	$21,034
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	4,299	3,516
Reclassification adjustment for gains realized in income	(964)	(262)
Net unrealized gains	3,335	3,254
Tax effects	(826)	(803)
Net-of-tax amount	2,509	2,451
Benefit Plans:
Actuarial (loss) gain	(704)	591
Income tax benefit (expense)	208	(184)
Other comprehensive (loss) income on benefit plans	(496)	407
Total other comprehensive income	2,013	2,858
Comprehensive income	$22,870	$23,892

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In Thousands, Except Per Share Data)
Balance at December 31, 2018	$-	$-	$195,206	$38,405	$(28,320)	$(5,076)	$200,215

Net income	-	-	-	21,034	-	-	21,034
Other comprehensive income	-	-	-	-	-	2,858	2,858
Issuance of Common Stock	-	-	18,739	-	-	-	18,739
Issuance of Series G Preferred Stock	-	-	5,310	-	-	-	5,310
Exercise of Stock Options (1,500 shares)	-	-	16	-	-	-	16
Stock-based compensation expense	-	-	987	-	-	-	987
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(1,346)	-	-	(1,346)
Cash dividends on common stock ($0.56 per share)	-	-	-	(8,714)	-	-	(8,714)
Dividend Reinvestment Plan	-	-	385	(385)	-	-	-
Stock Purchase Plan	-	-	374	-	-	-	374
Treasury stock utilized in Common Stock issuance (496,224) shares)	-	-	(5,707)	(565)	6,272	-	-
Balance at December 31, 2019	$-	$-	$215,310	$48,429	$(22,048)	$(2,218)	$239,473

Net income	-	-	-	20,857	-	-	20,857
Other comprehensive income	-	-	-	-	-	2,013	2,013
Expense for issuance of Common Stock	-	-	(126)	-	-	-	(126)
Redemption of Series C and F Preferred Stock	-	-	(10,485)	-	-	-	(10,485)
Issuance of Series H Preferred Stock	-	-	11,192	-	-	-	11,192
Exercise of Stock Options (500 shares)	-	-	5	-	-	-	5
Stock-based compensation expense	-	-	1,194	-	-	-	1,194
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(1,300)	-	-	(1,300)
Cash dividends on common stock ($0.56 per share)	-	-	-	(9,225)	-	-	(9,225)
Dividend Reinvestment Plan	-	-	426	(426)	-	-	-
Stock Purchase Plan	-	-	483	-	-	-	483
Treasury Stock Purchases (500,000 shares)	-	-	-	-	(4,870)	-	(4,870)
Ending balance at December 31, 2020	$-	$-	$217,999	$58,335	$(26,918)	$(205)	$249,211

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Cash flows from Operating Activities :	(In Thousands)
Net income	$20,857	$21,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,995	2,886
Amortization and accretion, net	(2,553)	(3,038)
Provision for loan losses	9,441	2,069
Deferred income tax (benefit) expense	(2,013)	1,280
Loans originated for sale	(25,917)	(21,950)
Proceeds from sale of loans	24,196	23,222
Proceeds from sale of Paycheck Protection Plan ("PPP") loans	124,549	-
Gains on sales of loans	(892)	(1,036)
Fair value adjustment of OREO	293	-
Gain on sales of securities	(964)	(262)
Gain on sales of premises	(4,378)	-
Realized and unrealized (gains) on equity investments	(1,790)	(201)
Loss (gain) from sales of other real estate owned	38	(177)
Gain on sale of impaired loans	(26)	(107)
Increase in cash surrender value of BOLI	(1,033)	-
Stock-based compensation expense	1,194	987
(Increase) decrease in accrued interest receivable	(4,606)	60
Decrease in other assets	272	183
(Decrease) increase in accrued interest payable	(1,245)	147
Increase (decrease) in other liabilities	927	(830)
Net Cash Provided by Operating Activities	139,345	24,267
Cash flows from Investing Activities:
Proceeds from repayments, calls, and maturities on securities	32,730	22,522
Purchases of securities	(77,098)	(1,153)
Proceeds from sales of securities	26,601	14,996
Proceeds from sales of premises	7,419	-
Purchase of BOLI	(60,000)	-
Proceeds from sales of other real estate owned	878	2,417
Proceeds from bulk sale of impaired loans held in portfolio	1,416	402
Purchase of loans	(48,360)	-
Net (increase) decrease in loans receivable	(200,186)	98,849
Additions to premises and equipment	(1,388)	(2,513)
Sale (purchase) of Federal Home Loan Bank of New York stock	2,497	(416)
Net Cash (Used In) Provided Investing Activities	(315,491)	135,104
Cash flows from Financing Activities:
Net (decrease) increase in deposits	(44,013)	181,339
Net proceeds from Federal Home Loan Bank of New York Advances	88,161	50,000
Repayments of Federal Home Loan Bank of New York Advances	(142,800)	(50,000)
Purchase of treasury stock	(4,870)	-
Cash dividends paid on common stock	(9,225)	(8,714)
Cash dividends paid on preferred stock	(1,300)	(1,346)
Net proceeds from issuance of common stock	357	19,113
Net proceeds from issuance of preferred stock	11,192	5,310
Payments for redemption of preferred stock	(10,485)	-
Exercise of stock options	5	16
Net Cash (Used In) Provided by Financing Activities	(112,978)	195,718
Net (Decrease) Increase in Cash and Cash Equivalents	(289,124)	355,089
Cash and Cash Equivalents-Beginning	550,353	195,264
Cash and Cash Equivalents-Ending	$261,229	$550,353

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019
	(In Thousands)
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$12,652	$10,092
Interest	$34,262	$40,804
Non-cash items:
Transfer of loans to other real estate owned	$-	$2,530

See accompanying notes to consolidated financial statements.

Note 1 - Organization and Stock Offerings

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the NASDAQ Global Market and trades under the symbol “BCBP”.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey commercial bank which, as of December 31, 2020, operated at 29 locations in Bayonne, Carteret, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. Pamrapo Service Corporation was organized in 1975 under New Jersey law to engage in the purchase and sale of real estate. The Pamrapo Service Corporation has been inactive since May 2010 and was dissolved on December 23, 2020. BCB New York Management, Inc. (the “New York Management Company”) was organized in October 2012 under New York law as a New York investment company primarily to hold various loan products, investment and mortgage-backed securities. New York Management Company has been inactive since 2012, and was dissolved on December 16, 2019. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC, both of which were inactive at December 31, 2020.

On December 15, 2020, the Company closed a third and final round of its private placement Series H 3.5% Noncumulative Perpetual Preferred Stock, resulting in additional gross proceeds of $2,250,000 for 225 shares. There is no ability to convert the Series H preferred shares to common shares.

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

On January 30, 2019, the Company closed a private placement of Series G Noncumulative Perpetual Preferred Stock, resulting in the issuance of 533 shares of Series G 6 percent Noncumulative Perpetual Preferred Stock for gross proceeds of $5.3 million. The shares issued are callable by the Company after January 1, 2022, at $10,000 per share (liquidation preference value). There is no ability to convert the preferred shares to common shares. Dividends on the preferred shares, if and when declared, will be paid quarterly in arrears.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the years then ended. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the identification of other-than-temporary impairment of securities, a determination as to possible impairment of goodwill, and the determination as to whether deferred tax assets are realizable. Management believes that the allowance for loan losses is adequate; no securities in unrealized loss positions are other-than-temporarily impaired; and net deferred tax assets have been reduced to an amount which is more-likely-than-not realizable. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Management’s assessment regarding impairment of securities is based on future projections of cash flow which are subject to change. Management performed a quantitative assessment of goodwill and determined there was no impairment as of December 31, 2020. The realizability of deferred tax assets is partially based on projections of future taxable income, which is subject to change.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2020 and the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-earning deposits in other banks having original maturities of three months or less.

Note 2 - Summary of Significant Accounting Policies (continued)

Debt Securities Available-for-Sale and Held-to-Maturity

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities (“AFS”) and reported at fair value, with unrealized holding gains or losses, net of applicable deferred income taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

If the fair value of a security is less than its amortized cost, the security is deemed to be impaired. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities. Accordingly, temporary impairments are accounted for based upon the classification of the related securities as either available-for-sale or held-to-maturity. Temporary impairments on available-for sale-securities are recognized, on a tax-effected basis, through Other Comprehensive Income (“OCI”) with offsetting entries adjusting the carrying value of the securities and the balance of deferred taxes. Conversely, the carrying values of held-to-maturity securities are not adjusted for temporary impairments. Information concerning the amount and duration of temporary impairments on both available-for-sale and held-to-maturity securities is disclosed in the notes to the consolidated financial statements.

Other-than-temporary impairments are accounted for based upon several considerations. First, impairments on debt securities that the Company has decided to sell as of the close of a fiscal period, or will, more likely than not, be required to sell, prior to the full recovery of fair value to a level equal to or exceeding amortized cost, are recognized in operations. If neither of these conditions regarding the likelihood of the sale of debt securities are applicable, then the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. A credit-related impairment generally represents the amount by which the present value of the cash flows that are expected to be collected on a debt security fall below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related, other-than-temporary impairments are recognized in earnings and noncredit-related, other-than-temporary impairments are recognized, net of deferred taxes, in OCI.

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

Note 2 - Summary of Significant Accounting Policies (continued)

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

Impaired loans and performing TDRs are analyzed on an individual basis for impairment and are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated individually. The Bank does not aggregate such loans for evaluation purposes.

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

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the FHLB system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. Such stock is carried at cost. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. No impairment charges were recorded related to the FHLB of New York stock during 2020 or 2019.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2020, the Bank owned one property totaling $414,000. At December 31, 2019, the Bank owned two properties totaling $1.6 million.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value Hierarchy

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

Mortgage Servicing Rights

The Company recognizes as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial asset recognized for originated mortgage servicing rights (“MSR”) is measured at fair value. The estimated fair value of MSR is obtained through independent third-party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings as a component of fees and service charges. Subsequent increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance

Bank-Owned Life Insurance policies are reflected on the consolidated statements of financial condition at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. The Company did not recognize any interest and penalties for the years ended December 31, 2020 or 2019. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2019, 2018, and 2017. The tax years subject to examination by the State taxing authorities are the years ended December 31, 2019, 2018, and 2017. In February 2020, the Company received a notice that it has been selected for audit by the State of New York for the years ended December 31, 2018, 2017, and 2016. The audit was completed on October 30, 2020 and resulted in a nominal audit adjustment.

Note 2 – Summary of Significant Accounting Policies (continued)

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the years ended December 31, 2020 and 2019, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the year ended December 31, 2020, the Company had no outstanding options or convertible preferred stock shares, and there were no shares considered to be anti-dilutive. For the year ended December 31, 2019 the weighted average number of outstanding options and convertible preferred shares considered to be anti-dilutive was 28,861.

	For the Year Ended December 31,
	2020			2019
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)
Net income	$20,857			$21,034
Basic earnings per share-
Income available to
Common stockholders	$19,557	17,210	$1.14	$19,688	16,367	$1.20
Effect of dilutive securities:
Stock options		16			56
Diluted earnings per share-
Income available to
Common stockholders	$19,557	17,226	$1.14	$19,688	16,423	$1.20

Stock-Based Compensation Plans

The Company, under plans approved by its stockholders in 2018 and 2011, has granted stock options to employees and outside directors. See note 12 for additional information as to option grants. Compensation expense recognized for option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to options granted are estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors, such as implied market volatility using the respective options’ expected term. The Company used the mid-point of the original vesting period and original option life to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of option awards, which have graded vesting, on a straight-line basis.

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

Comprehensive Income (Loss)

The Company records unrealized gains and losses, net of deferred income taxes, on securities available-for-sale in accumulated other comprehensive income (loss). Realized gains and losses, if any, are reclassified to non-interest income upon sale of the related securities or upon the recognition of an impairment loss. Accumulated other comprehensive income (loss) also includes benefit plan amounts recognized in accordance with ASC 715, Compensation-Retirement Benefits, which reflect, net of tax, the unrecognized gains (losses) on the benefit plans.

Reclassification

Certain amounts as of and for the year ended December 31, 2019 have been reclassified to conform to the current year’s presentation. These changes had no effect on the Company’s consolidated results of operations or financial position.

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses ASU 2016-13, and related guidance, requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements. The amendments are effective for the Company in 2023. The Company has begun evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and results of operations. The effect of this change cannot be ascertained at this point, and will depend upon factors including asset components, asset quality and market conditions at the adoption date. The Company has created a Current Expected Credit Loss (“CECL”) task group comprised of members of its finance, credit administration, lending, internal audit, loan operations, compliance, and information systems units. The CECL task group has become familiar with the provisions of ASU 2016-13 and is in the process of implementing the new guidance, which includes, but is not limited to: (1) identifying segments and sub-segments within the loan portfolio that have similar risk characteristics; (2) determining the appropriate methodology for each segment; (3) implementing changes that are necessary to its core operating system and interfaces to be able to capture appropriate data requirements; and (4) evaluating economic and qualitative factors to develop appropriate forecasts for integration into the model. The Company is currently evaluating the effect this guidance may have on its operating results and/or financial position, including assessing any potential impact on its capital.

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The main objective of this ASU is to simplify the accounting for goodwill impairment by requiring impairment charges be based upon the first step in the current two-step impairment test under Accounting Standards Codification (“ASC”) ASC 350. Currently, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). This ASU’s objective is to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. The Company early adopted the pronouncement in 2019 and there was no goodwill impairment.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement as a result of a broader disclosure project. The Update amends the disclosure requirements for fair value measurements to improve the effectiveness of the disclosure. The Update removes and modifies certain disclosure requirements, as well as adds requirements for public business entities. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the Update and delay adoption of the additional disclosures until their effective date. This ASU affected the Company’s disclosures only and did not have a financial statement impact.

On March 12, 2020, the FASB issued ASU 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients:

•Simplify accounting analyses for contract modifications.

•Allow hedging relationships to continue without de-designation if there are qualifying changes in the critical terms of an existing hedging relationship due to reference rate reform.

•Allow a change in the systematic and rational method used to recognize in earnings the components excluded from the assessment of hedge effectiveness.

•Allow a change in the designated benchmark interest rate to a different eligible benchmark interest rate in a fair value hedging relationship.

•Allow the shortcut method for a fair value hedging relationship to continue for the remainder of the hedging relationship.

•Simplify the assessment of hedge effectiveness and provide temporary optional expedients for cash flow hedging relationships affected by reference rate reform.

•Allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and are classified as held to maturity before January 1, 2020.

The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the impact the adoption of this guidance will have on our consolidated balance sheets, statements of income, and cash flows.

Note 3 - Related Party Transactions

The Bank leases a property from New Bay, LLC. (“New Bay”), a limited liability company 100 percent owned by a majority of the Directors of the Bank and the Company. In conjunction with the lease, New Bay substantially removed the pre-existing structure on the site and constructed a new building suitable to the Bank for its banking operations. Under the terms of the lease, the cost of this project was reimbursed to New Bay by the Bank. The amount reimbursed, which occurred during the year 2000, was $943,000, and is included in property and equipment under the caption “Building and improvements” (see Note 6). On May 1, 2006, the Bank renegotiated the lease to a twenty-five-year term. The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the Consolidated Statements of Operations for 2020 and 2019, within occupancy expense. The rent is to be adjusted every five years thereafter at the fair market rental value. The Bank expects to pay $165,000 in rental expense for the year 2021.

The Bank leased a property in Woodbridge, New Jersey from ACB Development LLC, a portion of which was owned by one Director of the Bank and the Company. As of December 31, 2020, the Bank no longer leases this location. The Bank paid $45,014 in rent in the year 2019, which is reflected in the Consolidated Statement of Operations within occupancy expense.

On March 6, 2014, the Bank entered into a ten-year lease of property in Rutherford, New Jersey with 190 Park Avenue, LLC, which is owned by two Directors of the Bank and the Company. The rent is $7,153 per month and lease payments of $96,589 and $91,122 were made in years 2020 and 2019, which is reflected in the Consolidated Statement of Operations within occupancy expense. The Bank expects to pay $87,550 in rental expense for the year 2021.

On May 12, 2016, the Bank entered into a five-year lease of property in Lyndhurst, New Jersey with 734 Ridge Realty, LLC, which is owned by two Directors of the Bank and the Company. The rent is $7,350 per month and lease payments of $88,200 and $88,200 were made in years 2020 and 2019, which is reflected in the Consolidated Statement of Operations within occupancy expense. The Bank expects to pay $88,200 in rental expense for the year 2021.

On August 3, 2018, the Bank entered in to a ten-year lease of property in River Edge, New Jersey with 876 Kinderkamack, LLC, which is owned by a majority of the directors of the Bank and the Company. The rent is $8,000 per month and lease payments of $96,000 and $102,286 were made in the years 2020 and 2019, which is reflected in the Consolidated Statements of Operations within occupancy expense. The Bank expects to pay $96,000 in rental expense for the year 2021.

Note 4- Securities

Equity Securities

Equity securities are reported at fair value on the Company’s Consolidated Statements of Financial Condition. The Company’s portfolio of equity securities had an estimated fair value of $17.7 million and $2.5 million as of December 31, 2020 and December 31, 2019, respectively. Included in this category are equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The Company follows ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," which aims to simplify accounting for financial instruments. ASU 2016-01 also includes guidance on how entities account for equity investments, present and disclose financial instruments, and measure the valuation allowance on deferred tax assets related to available-for-sale debt securities. The guidance in ASU 2016- 01 requires an entity to disaggregate the net gains and losses on the equity investments recognized in the income statement during a reporting period into realized and unrealized gains and losses. As a result, equity securities are no longer carried at fair value through other comprehensive income ("OCI") or by applying the cost method to those equity securities that do not have readily determinable values. Equity securities are generally required to be measured at fair value with market value adjustments being reflected in net income. The Company adopted this standard as of January 1, 2018.

The following table presents the disaggregated net losses on equity securities reported in the Consolidated Statements of Operations (In Thousands):

	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Net gains recognized during the period on equity securities	$1,790	$201
Less: Net gains (losses) recognized during the period on equity securities sold during the period	40	(21)
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$1,750	$222

Note 4- Securities (continued)

Debt Securities Available for Sale

The following table sets forth information regarding the amortized cost, estimated fair values, and unrealized gains and losses for the Bank’s debt securities portfolio at December 31, 2020 by final contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,208	$10	$67	$3,151
More than five to ten years	4,799	163	-	4,962
More than ten years	40,531	741	60	41,212
Sub-total:	48,538	914	127	49,325

Corporate Debt Securities:
More than five to ten years	32,279	1,719	13	33,985
Sub-total:	32,279	1,719	13	33,985

Municipal obligations:
Due within one year	12,048	-	-	12,048
Due after ten years	4,209	189	-	4,398
Sub-total:	16,257	189	-	16,446

Total Debt Securities Available-for-Sale	$97,074	$2,822	$140	$99,756

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities
More than one to five years	$3,431	$8	$72	$3,367
More than five to ten years	1,566	33	-	1,599
More than ten years	87,269	574	1,196	86,647
	$92,266	$615	$1,268	$91,613

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2020
Residential mortgage-backed securities	$6,126	$60	$1,278	$67	$7,404	$127
Corporate Debt Securities	5,487	13	-	-	5,487	13
	$11,613	$73	$1,278	$67	$12,891	$140

December 31, 2019
Residential mortgage-backed securities	$13,073	$656	$23,212	$612	$36,285	$1,268
	$13,073	$656	$23,212	$612	$36,285	$1,268

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At December 31, 2020 and 2019, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities, corporate debt securities, and municipal obligations relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at December 31, 2020 and 2019 to be temporary.

Note 5 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at December 31, 2020 and December 31, 2019 by segment and class:

	December 31, 2020	December 31, 2019
	(In Thousands)
Loans:
Residential one-to-four family	$244,369	$248,381
Commercial and multi-family	1,690,836	1,606,976
Construction	155,967	104,996
Commercial business(1)	184,357	177,642
Home equity(2)	53,667	64,638
Consumer	822	682
Total Loans	2,330,018	2,203,315
Less:
Deferred loan fees, net	(1,358)	(1,174)
Allowance for loan losses	(33,639)	(23,734)
	(34,997)	(24,908)
Total Loans, net	$2,295,021	$2,178,407

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

At December 31, 2020 and 2019, loans serviced by the Bank for the benefit of others totaled approximately $242.6 million and $274.9 million, respectively.

Acquired Loans

The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non- accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance. The carrying value of loans acquired in the IAB acquisition and accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was $1.4 million at December 31, 2020 and $3.8 at December 31, 2019. Under ASC Subtopic 310-30, these PCI loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools.

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

	December 31,	December 31,
	2020	2019
	(In Thousands)
Unpaid principal balance	$179,601	$226,333
Recorded investment	152,556	192,826

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality for which the Company applies the provisions of ASC 310-30.

	Years Ended December 31,
	2020	2019
	(In Thousands)
Balance, Beginning of Period	$1,681	$2,704
Accretion recorded to interest income	(603)	(1,023)
Balance, End of Period	$1,078	$1,681

There were no transfers from non-accretable differences for the periods stated above.

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

Related-Party Loans

The Bank grants loans to its officers and directors and to their associates. The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2020	2019
	(In Thousands)
Balance – beginning	$33,771	$34,394
Loans originated	-	250
Collections of principal	(4,612)	(873)
Change in related party status	-	-
Balance - ending	$29,159	$33,771

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

•Relevant economic factors

•Quality of the loan review system

•Value of collateral for collateral dependent loans

•The effect of any concentrations of credit and the changes in the level of such concentrations

•Other external factors

The methodology includes the segregation of the loan portfolio into two divisions of performing loans and loans determined to be impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience with an adjustment for the qualitative factors listed above. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, part of our special residential program, in the process of foreclosure, or a forced bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, or net present value of expected cash flows. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. During 2020, an additional analysis was performed on three different subsets of the loan portfolio. For the quarters ending June 30, 2020 and September 30, 2020, stress tests were performed on the loans granted payment deferrals under the CARES Act. At December 31, 2020, the same stress tests were performed on non-impaired delinquent loans and non-impaired COVID modification loans. These stress tests supported additional allowance by estimating probable losses for loans specifically challenged in the pandemic environment. The Bank also maintains an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Management must make estimates using assumptions and information that is often subjective and subject to change.

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

Note 5- Loans Receivable and Allowance for Loan Losses (continued)

The following tables set forth the activity in the Bank’s allowance for loan losses and recorded investment in loans receivable at December 31, 2020 and December 31, 2019. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, December 31, 2019	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734

Charge-offs:	4	-	-	-	38	-	-	42
Recoveries:	-	-	-	492	10	4	-	506
Provisions:	575	6,400	733	2,024	(19)	(4)	(268)	9,441

Ending Balance attributable to loans:
Individually evaluated for impairment	416	378	-	3,640	27	-	-	4,461
Collectively evaluated for impairment	2,877	21,394	1,977	2,666	259	-	5	29,178
Ending Balance, December 31, 2020	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Loans Receivables:
Individually evaluated for impairment	7,281	61,854	-	12,492	1,574	-	-	83,201
Collectively evaluated for impairment	237,088	1,628,982	155,967	171,865	52,093	822	-	2,246,817
Total Gross Loans	$244,369	$1,690,836	$155,967	$184,357	$53,667	$822	-	$2,330,018

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, December 31, 2018	$2,748	$14,168	$1,003	$3,933	$316	$2	$189	$22,359

Charge-offs:	66	229	-	448	-	-	-	743
Recoveries:	3	10	-	20	16	-	-	49
Provisions:	37	1,423	241	285	1	(2)	84	2,069

Ending Balance attributable to loans:
Individually evaluated for impairment	380	342	-	2,518	24	-	-	3,264
Collectively evaluated for impairment	2,342	15,030	1,244	1,272	309	-	273	20,470
Ending Balance, December 31, 2019	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734

Loans Receivables:
Individually evaluated for impairment	8,455	13,231	-	3,938	1,288	-	-	26,912
Collectively evaluated for impairment	239,926	1,593,745	104,996	173,704	63,350	682	-	2,176,403
Total Gross Loans	$248,381	$1,606,976	$104,996	$177,642	$64,638	$682	-	$2,203,315

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5- Loans Receivable and Allowance for Loan Losses (continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at December 31, 2020 and 2019, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of December 31, 2020, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans or loans that were previously 90 days past due both of which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan. It also included loans that had previously been granted a COVID-19 deferment of payment and after expiration of the deferment period, the borrower has not been able to resume the normally scheduled payments.

	As of December 31, 2020	As of December 31, 2019
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$1,736	$881
Commercial and multi-family	8,721	978
Commercial business(1)	5,383	1,941
Home equity(2)	556	360
Total	$16,396	$4,160

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2020 and 2019 would have been approximately $1.5 million and $967,000, respectively. Interest income recognized on loans returned to accrual was approximately $710,000 and $1.1 million, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2020 and 2019, there were $333,000 and $795,000, respectively, of loans which were more than ninety days past due and still accruing interest.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality of $1.1 million at December 31, 2020, and $3.5 million at December 31, 2019, which were recorded at their fair value at acquisition.

Note 5- Loans Receivable and Allowance for Loan Losses (continued)

The following table summarizes the recorded investment and unpaid principal balances where there is no related allowance on impaired loans for the years ended December 31, 2020 and December 31, 2019. (In Thousands):

	As of December 31, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans with no related allowance:
Residential one-to-four family	$4,084	$4,660	$-	$4,680	$5,431	$-
Commercial and multi-family	57,558	58,739	-	11,983	13,095	-
Commercial business(1)	5,844	17,687	-	2,158	9,710	-
Home equity(2)	1,124	1,126	-	826	846	-
Total Impaired Loans with no related allowance recorded:	$68,610	$82,212	$-	$19,647	$29,082	$-

Loans with an allowance recorded:
Residential one-to-four family	$3,197	$3,252	$416	$3,775	$3,837	$380
Commercial and Multi-family	4,296	4,501	378	1,248	1,442	342
Construction	-	-	-	-	-	-
Commercial business(1)	6,648	12,511	3,640	1,780	4,526	2,518
Home equity(2)	450	458	27	462	465	24
Total Impaired Loans with an allowance recorded:	$14,591	$20,722	$4,461	$7,265	$10,270	$3,264

Total Impaired Loans:	$83,201	$102,934	$4,461	$26,912	$39,352	$3,264

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans for the years ended December 31, 2020 and December 31, 2019 (In Thousands).

	Years Ended December 31,
	2020	2020	2019	2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:
Residential one-to-four family	$4,511	$159	$5,374	$237
Commercial and multi-family	21,871	760	16,680	607
Commercial business(1)	4,117	313	2,102	184
Home equity(2)	1,100	34	946	36
Total Impaired Loans with no allowance recorded:	$31,599	$1,266	$25,102	$1,064

Loans with an allowance recorded:
Residential one-to-four family	$3,585	$83	$5,395	$214
Commercial and Multi-family	1,993	76	1,451	36
Commercial business(1)	3,477	258	1,127	73
Home equity(2)	442	12	351	11
Total Impaired Loans with an allowance recorded:	$9,497	$429	$8,324	$334

Total Impaired Loans:	$41,096	$1,695	$33,426	$1,398

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

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

	At December 31, 2020	At December 31, 2019
	(In thousands)
Recorded investment in TDRs:
Accrual status	$13,760	$17,030
Non-accrual status	2,303	702
Total recorded investment in TDRs	$16,063	$17,732

The following tables summarize information with regard to troubled debt restructurings which occurred during the years ended December 31, 2020 and 2019 (Dollars in Thousands).

Year Ended December 31, 2020		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments
Residential one-to-four family	3	$615	$580
Commercial business	3	428	387
Home equity	3	162	161
Total	9	$1,205	$1,128

		Pre-Modification Outstanding	Post-Modification Outstanding
Year Ended December 31, 2019	Number of Contracts	Recorded Investments	Recorded Investments
Residential one-to-four family	1	181	186
Commercial and Multi-family	2	1,022	1,194
Commercial business(1)	2	528	567
Home equity(2)	1	99	130
Consumer	1	100	105
Total	7	$1,930	$2,182

Troubled debt restructurings for which there was a payment default within twelve months of restructuring totaled $216,000 for one contract in 2020 and $105,000 for one contract during the year ended December 31, 2019.

The loans included above are considered TDRs as a result of the Company implementing the following concessions: adjusting the interest rate to a below market rate and/or accepting interest only for a period of time or a change in amortization period.

The following table sets forth the delinquency status of total loans receivable at December 31, 2020:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$507	$266	$664	$1,437	$242,932	$244,369	$125
Commercial and multi-family	15,910	2,996	1,334	20,240	1,670,596	1,690,836	-
Construction	-	-	-	-	155,967	155,967	-
Commercial business(1)	3,889	904	3,354	8,147	176,210	184,357	133
Home equity(2)	541	12	502	1,055	52,612	53,667	75
Consumer	-	-	-	-	822	822	-

Total	$20,847	$4,178	$5,854	$30,879	$2,299,139	$2,330,018	$333

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2019:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Originated loans:
Residential one-to-four family	$1,352	$618	$330	$2,300	$246,081	$248,381	$97
Commercial and multi-family	1,608	940	3,747	6,295	1,600,681	1,606,976	556
Construction	-	-	-	-	104,996	104,996	-
Commercial business(1)	2,174	278	2,634	5,086	172,556	177,642	142
Home equity(2)	388	337	116	841	63,797	64,638	-
Consumer	-	-	-	-	682	682	-

Total	$5,522	$2,173	$6,827	$14,522	$2,188,793	$2,203,315	$795

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

Criticized and Classified Assets.

The Company’s policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of December 31, 2020, the Company had $68.6 million in assets classified as substandard, of which $68.6 million were classified as impaired. As of December 31, 2019, the Company had $13.5 million in assets classified as substandard, of which $13.5 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2020. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Originated loans:
Residential one-to-four family	$241,237	$1,087	$2,045	$-	$-	$244,369
Commercial and multi-family	1,631,838	2,152	56,846	-	-	1,690,836
Construction	155,967	-	-	-	-	155,967
Commercial business(1)	173,833	1,497	9,027	-	-	184,357
Home equity(2)	53,005	-	662	-	-	53,667
Consumer	822	-	-	-	-	822
Total Gross Loans	$2,256,702	$4,736	$68,580	$-	$-	$2,330,018

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2019. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Originated loans:
Residential one-to-four family	$245,506	$1,584	$1,291	$-	$-	$248,381
Commercial and multi-family	1,593,602	5,119	8,255	-	-	1,606,976
Construction	104,996	-	-	-	-	104,996
Commercial business(1)	171,112	3,009	3,521	-	-	177,642
Home equity(2)	64,222	-	416	-	-	64,638
Consumer	678	4	-	-	-	682
Total Gross Loans	$2,180,116	$9,716	$13,483	$-	$-	$2,203,315

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Premises and Equipment

	December 31,
	2020	2019
	(In Thousands)
Land	$1,646	$2,116
Buildings and improvements	7,080	15,237
Leasehold improvements	13,713	10,033
Furniture, fixtures and equipment	13,090	13,155
	35,529	40,541
Accumulated depreciation and amortization	(20,257)	(20,621)
	$15,272	$19,920

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $2,995,000 and $2,886,000, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Rental expenses, included in occupancy expense of premises, related to the occupancy of premises and related shared costs for common areas totaled $4,254,000 and $3,407,000 for the years ended December 31, 2020 and 2019, respectively. The minimum obligation under non-cancelable, non-discounted lease agreements expiring through December 31, 2032, for each of the years ended December 31 is as follows (In Thousands):

2021	$3,582
2022	3,176
2023	2,331
2024	1,939
2025	1,520
Thereafter	4,414
$16,962

Note 7 - Interest Receivable

The distribution of interest receivable at December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
	(In Thousands)
Loans	$12,324	$7,786
Securities	600	532
	$12,924	$8,318

Note 8 – Deposits

The distribution of deposits at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(In Thousands)
Demand:
Non-interest bearing	$402,100	$271,702
Interest bearing	613,882	394,074
Money market	315,208	305,790
	1,331,190	971,566
Savings and club	297,765	260,545
Certificates of deposit	689,095	1,129,952
	$2,318,050	$2,362,063

Deposits of certain municipalities and local government agencies are collateralized by $45.6 million of investment securities and by a $125 million Municipal Letter of Credit with the FHLB.

At December 31, 2020 and 2019, certificates of deposit of $250,000 or more totaled approximately $302.9 million and $311.2 million, respectively.

At December 31, 2020, deposits from officers, directors and their associates totaled approximately $35.3 million.

Note 8 – Deposits (continued)

The scheduled maturities of certificates of deposit at December 31, 2020, were as follows (In thousands):

Amount
2021	$581,315
2022	65,567
2023	23,663
2024	11,757
Thereafter	6,793
$689,095

As of December 31, 2020, the Company had $20.0 million brokered deposits. The Company did not have brokered deposits at December 31, 2019. Reciprocal deposits are not considered brokered deposits under recent regulatory reform.

Note 9 - Short-Term Debt and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2020	2019

	Amount	Amount
	( In Thousands)
Balance at end of period	$-	$-
Average balance outstanding during the year	$160	$57
Highest month-end balance during the year	$25,000	$7,330
Average interest rate during the year	0.36%	2.41%
Weighted average interest rate at year-end	-%	-%

Long-term debt consists of the following:

		December 31,
		2020		2019
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,
	2020	-%	$-	1.85%	$50,000
	2021	2.05	53,000	2.19	68,000
	2022	1.49	23,000	2.32	67,800
	2023	1.29	25,000	2.56	35,000
	2024	1.21	47,000	1.75	25,000
	2025	1.96	43,161	-	-
		1.66%	$191,161	2.16%	$245,800

FHLB advances are presented net of unamortized prepayment penalties totaling $2.6 million at December 31, 2020. The Company had no unamortized prepayment penalties on its FHLB advances at December 31, 2019.

At December 31, 2020 and 2019 loans with carrying values of approximately $814.6 million and $772.8 million, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. No securities were pledged at December 31, 2020 and 2019. The Bank’s total credit exposure cannot exceed 50 percent of its total assets, or $1.412 billion, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50 percent of total assets is recalculated each quarter.

In October 2020, the Bank prepaid a $20.8 million FHLB advance with a rate of 3.10% and a maturity date in September 2022. The prepaid borrowing was replaced with a $20.8 million FHLB advance with an interest rate of 0.59% and maturity date of 5 years. Included in the interest rate is a prepayment penalty of 1.15%. In November 2020, the Bank prepaid a $25.0 million FHLB advance with an interest rate of 2.90% and a maturity date in 2023. The prepaid borrowing was replaced with $25.0 million of FHLB advances with an interest rate of 0.68% and a maturity date of 5 years. Included in the interest rate is a prepayment penalty of 1.25%. The prepayment penalties are amortized over the life of the new debt instruments in accordance with ASC 470-50, Debt - Modifications and Extinguishments.

During the year ended December 31, 2020, the Company opted to extinguish $47.0 million of FHLB advances which held an average rate of 2.24% and were originally set to mature in 2021 and 2022. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 12 basis points on an annualized basis. The related non-recurring expense for the extinguishment of this debt is included in noninterest expense.

Note 10 – Subordinated Debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625 percent for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72 percent until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $582,000 and $814,000 at December 31, 2020 and 2019, respectively.

The Company also has $4,124,000 of mandatory redeemable Trust Preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly. The rate paid as of December 31, 2020 and 2019 was 2.879 percent and 4.550 percent, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule established a new common equity Tier 1 minimum capital requirement (4.5 percent of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4 percent to 6 percent of risk-weighted assets) and assigned a higher risk weight (150 percent) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings and defined benefit plan obligations to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank exercised the opt-out election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5 percent of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer was phased in starting at 0.625 percent in 2016 and increased by 0.625 percent annually until it reached 2.5 percent in 2019. The Bank currently complies with the minimum capital requirements set forth in the final rule. As a result of the Regulatory Relief Act, effective for September 30, 2018, bank holding companies with consolidated assets of less than $3 billion, and not involved in any significant non-banking activity, are no longer required to file Federal Reserve Board reports for holding companies. As such, the Company is no longer subject to capital adequacy requirements.

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9 percent for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. On November 4, 2019, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020, or wait until the quarter beginning April 1, 2020. The Bank has opted-in to the CBLR. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR will increase to 8.5 percent for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9 percent.

The following table presents information as to the Bank’s capital levels.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2020
Bank
Community Bank Leverage Ratio	278,229	9.85	197,169	7.00	225,336	8.00

As of December 31, 2019
Bank
Total capital (to risk-weighted assets)	$295,298	13.84%	$170,750	8.00%	$213,437	10.00%
Tier 1 capital (to risk-weighted assets)	271,564	12.72	128,062	6.00	170,750	8.00
Common Equity Tier 1 (to risk-weighted assets)	271,564	12.72	96,047	4.50	138,734	6.50
Tier 1 capital (to average assets)	271,564	9.51	114,174	4.00	142,718	5.00

As of December 31, 2020 and 2019, the most recent notification from the Bank’s regulators categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter. On March 2, 2020, the Company authorized a stock repurchase program which would allow it to repurchase up to 500,000 shares of stock. The Company repurchased the maximum number of shares that may be repurchased under that program in the second quarter of 2020 and that program is now closed. On December 11, 2020 the Company authorized another stock repurchase plan, which would allow it to repurchase up to 500,000 shares of stock. The Company had no stock repurchases for the fourth quarter of 2020.

Note 12- Benefits Plans

Pension Plan

The Company acquired, through the merger with Pamrapo Bancorp, Inc. a non-contributory defined benefit pension plan (“Pension Plan”) covering all eligible employees of Pamrapo Savings Bank. Effective January 1, 2010, the Pension Plan was frozen by Pamrapo Savings Bank. All benefits for eligible participants accrued in the Pension Plan to the freeze date have been retained. The benefits are based on years of service and employee’s compensation. The Pension Plan is funded in conformity with funding requirements of applicable government regulations. Prior service costs for the Pension Plan generally are amortized over the estimated remaining service periods of employees.

The following tables set forth the Pension Plan's funded status at December 31, 2020 and 2019 and components of net periodic pension cost for the years ended December 31, 2020 and 2019:

Change in Benefit Obligation:	December 31,
	2020	2019
	(In Thousands)
Benefit obligation, beginning of year	$7,834	$7,581
Interest cost	245	310
Actuarial gain	773	689
Benefits paid	(459)	(479)
Lump sum distributions	(199)	(267)
Benefit obligation, ending	$8,194	$7,834
Change in Plan Assets:
Fair value of assets, beginning of year	$7,576	$6,964
Actual return (loss) on plan assets	194	1,358
Benefits paid	(459)	(479)
Lump sum distributions	(199)	(267)
Fair value of assets, ending	$7,112	$7,576
Reconciliation of Funded Status:
Projected benefit obligation	$8,194	$7,834
Fair value of assets	7,112	7,576
Unfunded status, included in other liabilities, net	$(1,082)	$(258)
Valuation assumptions used to determine benefit obligation at period end:
Discount rate	2.52%	3.22%
Salary increase rate	N/A	N/A

Net Periodic Pension Expense:	December 31,
	2020	2019
	(In Thousands)
Interest cost	$245	$310
Expected return on assets	(441)	(404)
Amortization of net loss	316	312
Net Periodic Pension Cost (Credit)	$120	$218
Valuation assumptions used to determine net periodic benefit cost for the year:
Discount rate	3.22%	4.22%
Long term rate of return on plan assets	6.00%	6.00%
Salary increase rate	N/A	N/A

At December 31, 2020 and December 31, 2019, unrecognized net losses of $(3,069,000) and $(2,365,000), respectively, were included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30.

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

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
	Minimum	Target	Maximum
Equity
Large-Cap U.S.		36%
Mid/Small-Cap U.S.		12%
Non-U.S.		5%
Total-Equity	40%	53%	60%

Fixed Income
Long/Short Duration		44%
Money Market/Certificates of Deposit		3%
Total-Fixed Income	40%	47%	60%

The parameters for each asset class provide the trustee with the latitude for managing the Pension Plan within a minimum and maximum range. The trustee will have full discretion to buy, sell, invest and reinvest in these asset segments based on these guidelines which includes allowing the underlying investments to fluctuate within the stated policy ranges. The Pension Plan will maintain a cash equivalents component (not to exceed 3 percent under normal circumstances) within the fixed income allocation for liquidity purposes.

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

Determination of Long-Term Rate of Return

The long-term rate-of-return-on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Pension Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9 percent and 2-6 percent, respectively. The long-term inflation rate was estimated to be 3 percent. When these overall return expectations are applied to the Pension Plan’s target allocation, the result is an expected rate of return of 6 percent to 10 percent.

Note 12 - Benefits Plan (continued)

The fair values of the Pension Plan assets at December 31, 2020, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$954	$954	$-	$-
Diversified Emerging Markets (g)	323	323	-	-
Large Blend (e)	1,592	1,592	-	-
Technology (h)	314	314	-	-
Mutual Funds-Fixed Income
Long Government (i)	252	252	-	-
Multi-Sector Bond (d)	1,192	1,192	-	-
High Yield Bond (f)	818	818	-	-
Intermediate Core Bond (j)	878	878
BCB Common Stock	574	574	-	-
Cash Equivalents
Money Market	$215	$215	$-	$-
Total	$7,112	$7,112	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2019, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

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

a)Large-value portfolios invest primarily in big U.S. companies that are less expensive or growing more slowly than other large-cap stocks. Stocks in the top 70 percent of the capitalization of the U.S. equity market are defined as large cap. Value is defined based on low valuations (low price ratios and high dividend yields) and slow growth (low growth rates for earnings, sales, book value, and cash flow).

b)Some mid-cap value portfolios focus on medium-size companies while others land here because they own a mix of small-, mid-, and large-cap stocks. All look for U.S. stocks that are less expensive or growing more slowly than the market. The U.S. mid-cap range for market capitalization typically falls between $1 billion and $8 billion and represents 20 percent of the total capitalization of the U.S. equity market. Value is defined based on low valuations (low price ratios and high dividend yields) and slow growth (low growth rates for earnings, sales, book value, and cash flow).

c)World-bond portfolios invest 40 percent or more of their assets in foreign bonds. Some world-bond portfolios follow a conservative approach, favoring high-quality bonds from developed markets. Others are more adventurous and own some lower-quality bonds from developed or emerging markets. Some portfolios invest exclusively outside the U.S., while others regularly invest in both U.S. and non- U.S. bonds.

d)Multi Sector portfolios seek income by diversifying their assets among several fixed-income sectors, usually U.S. government obligations, foreign bonds, and high-yield domestic debt securities.

e)This fund invests in 500 of the largest U.S. companies, which span many different industries and account for about three-fourths of the U.S. Stock Markets value.

f)High Yield Bond funds invest at least 65 percent of assets in bonds rated below BBB. This fund seeks to provide shareholders with a high level of current income with capital growth as a secondary objective.

g)The fund invests at least 80% of the value of its assets in equity securities and equity related instruments that are tied economically to emerging markets.

h)The fund normally invests at least 80% of the fund’s net assets in securities of issuers principally engaged in offering, using or developing products, processes or services that will provide or benefit significantly from technological advances and improvements.

i)The fund normally invests at least 80% of assets in securities included in the Bloomberg Barclays U.S. Long Treasury Bond Index.

j)Intermediate term core bond portfolios invest primarily in investment grade U.S. fixed-income issues including government, corporate, and securitized debt, and hold less than 5% in below-investment grade exposures.

Note 12 - Benefits Plan (continued)

The Company expects to contribute, based upon actuarial estimates, approximately $0 to the Pension Plan in 2021.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2021	$521
2022	513
2023	505
2024	489
2025	491
2026-2030	2,354

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

The following table presents the share-based compensation expense for the years ended December 31, 2020 and 2019 (Dollars in Thousands).

	Years Ended December 31,
	2020	2019
Stock Option Expense	$558	$466
Restricted Stock Expense	636	521
Total share-based compensation expense	$1,194	$987

The following is a summary of the status of the Company’s restricted shares as of December 31, 2020.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	81,278	$ 11.96
Granted	-	-
Vested	(56,642)	11.77
Forfeited	(2,332)	11.97
Non-vested at December 31, 2020	22,304	$ 12.46

The remaining non-vested restricted shares outstanding as of December 31, 2020 will be charged to expense in 2021, totaling $131,113.

Note 12 - Benefits Plan (continued)

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2019	1,104,600	$8.93-13.32	$11.36	7.84	$194
Options forfeited	(1,000)	10.55	10.55
Options exercised	(1,500)	10.55	10.55
Options granted	98,875	12.46	12.46
Options expired	-	-	-
Outstanding at December 31, 2019	1,200,975	$8.93-13.32	$11.45	7.05	$2,806
Options forfeited	(8,127)	11.26-12.46	11.68
Options exercised	(500)	10.55	10.55
Options granted	-	-	-
Options expired	-	-	-
Outstanding at December 31, 2020	1,192,348	$8.93-13.32	$11.45	6.04	$333
Exercisable at December 31, 2020	817,536

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 374,812 shares of unvested options outstanding as of December 31, 2020, is $805,000 and will be recognized over a weighted average period of 5.08 years.

There were no options granted during the twelve months ended December 31, 2020.

The key valuation assumptions and fair value of stock options granted during the twelve months ended December 31, 2019 were:
	Directors
Expected life	7.49	years
Risk-free interest rate	1.97%
Volatility	22.3%
Dividend yield	4.49%
Fair value	$1.54

Note 13 – Stockholders’ Equity

On December 15, 2020, the Company closed a third and final round of its private placement Series H 3.5% Noncumulative Perpetual Preferred Stock, resulting in additional gross proceeds of $2,250,000 for 225 shares.

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

Amortization expense of the core deposit intangibles was $64,000 and $72,000 for the years ended December 31, 2020 and December 31, 2019, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2020 was $234,000 and $5.2 million, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2019 was $298,000 and $5.2 million, respectively.

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

The Company conducts periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed interim analyses of goodwill impairment each quarter in 2020 due to a triggering event of the stock price falling below the Company's calculated book value, largely related to the effects of the COVID-19 pandemic. The temporary COVID-19 pandemic has clearly caused disruption to the global economy, but the extent and duration of the disruption is uncertain at this time. Accordingly, and in consideration of the relatively recent decline of the stock price below carrying value and other qualitative factors, management determined that it was not more likely than not that the fair value of the Company was less than its carrying amount, including goodwill, as of these interim assessment dates.

Pursuant to ASC 350-20-35-70, the Company elected to proceed to a quantitative assessment at the October 31, 2020 annual review date to compare its fair value with its carrying amount. ASC Topic 820 - (Fair Value Measures and Disclosures) defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The Company determined that the Income and Market Approach were deemed appropriate in determining the fair value of the Bank, which as the primary reporting unit of the Company, is the reporting unit to which goodwill applies. Based on the results of this assessment, the Company determined that the fair value of our goodwill intangible asset was in excess of its carrying amounts and therefore there was no impairment at December 31, 2020 or at December 31, 2019.

Note 15 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors of the Company, and compliance with regulatory requirements. State and federal law and regulations impose substantial limitations on the Bank’s ability to pay dividends to the Company. Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50 percent of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. During 2020 and 2019, the Bank paid the Company total dividends of $18,212,000 and $12,033,000, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

Note 16 - Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2020	2019
	(In Thousands)
Current income tax expense:
Federal	$6,407	$4,761
State	4,172	3,268
	10,579	8,029
Deferred income tax (benefit) expense:
Federal	(1,122)	935
State	(891)	345
	(2,013)	1,280
Total Income Tax Expense	$8,566	$9,309

Note 16 - Income Taxes (continued)

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2020	2019
Deferred income tax assets:	(In Thousands)
Allowance for loan losses	$8,884	$6,374
Other real estate owned expenses	9	-
Non-accrual interest	755	762
Depreciation	181	391
Benefit plan-accumulated other comprehensive loss	884	685
Valuation adjustment on loans receivable acquired	1,810	2,379
Unrealized loss on securities available for sale	-	162
Net operating loss carry forwards	1,455	1,551
Lease liability	4,352	3,880
Other	997	697
	19,327	16,881
Deferred income tax liabilities:
Valuation adjustment on premises and equipment acquired	145	479
Right-of-use assets	4,284	3,841
Unrealized gain on securities	1,088	-
SBA servicing asset	688	805
Benefit plans	548	576
	6,753	5,701
Net Deferred Tax Asset	$12,574	$11,180

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

In conjunction with the Company’s acquisition of IA Bancorp in 2018, the Company acquired a federal net operating loss carry forward of $8.7 million. This carry forward is available for use through 2035; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $459,000 annually on a cumulative basis (portions of the $459,000 not used in a particular year may be added to subsequent usage). At December 31, 2020 and 2019, the Company had approximately $6.9 million and $7.4 million remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes.

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 21 percent to income before income tax expense.

	Years Ended December 31,
	2020	2019
	(In Thousands)
Federal income tax expense at statutory rate	$6,179	$6,372
Increases in income taxes resulting from:
State income tax , net of federal income tax effect	2,592	2,854
Tax-exempt income	(99)	(102)
Meals and entertainment	110	203
Bank-owned life insurance earnings	(217)	-
Other items, net	1	(18)
Effective Income Tax Expense	$8,566	$9,309
Effective Income Tax Rate	29.1%	30.7%

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

Outstanding loan related commitments were as follows:

	December 31,
	2020	2019
	(In Thousands)
Loan origination commitments	$49,605	$27,787
Standby letters of credit	2,784	4,094
Construction loans in process	82,336	57,824
Unused lines of credit	118,791	109,255
	$253,516	$198,960

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

At December 31, 2020, the Company leased 28 of its offices under various operating lease agreements. The leases have remaining terms of 1 year to 12 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

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

The Company includes in its determination of its lease liability and concurrent right of use asset those renewal or purchase options for which it is reasonably certain it will exercise. Currently, the Company does not expect to exercise such purchase options and, accordingly, those are excluded in the determination of the lease liabilities and the concurrent right of use assets.

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

To calculate its lease liabilities, the Company used a discount rate based upon the applicable borrowing rates of the Federal Home Loan Bank at the inception of the lease agreement, which corresponds to the length of the lease term.

Note 17- Commitments and Contingencies (continued)

The following tables present certain information related to the Company’s lease obligations (in thousands):

Twelve Months Ended December 31, 2020
Operating lease cost	$3,509
Variable lease cost-operating leases	$824

At December 31, 2020
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$14,988

Operating Lease Liabilities:
Current liabilities	$2,992
Operating lease liabilities (noncurrent portion)	12,232
Total operating lease liabilities	$15,224

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

Weighted Average Remaining Lease Term
Operating leases	6.57	years

Weighted Average Discount Rate
Operating leases	2.67%

The following table summarizes the Company’s maturity of lease obligations for operating leases at December 31, 2020 (in thousands):

Maturities of lease liabilities (discounted):
At December 31, 2020
Operating Leases
One year or less	$2,992
Over one year through three years	4,927
Over three years through five years	3,165
Over five years	4,140
Total	$15,224

Legal Contingencies

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2020, the Company was not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

Note 18 - Fair Value Measurements and Fair Values of Financial Instruments

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2020:
Securities Available for Sale
Debt Securities Available for Sale	$99,756	$-	$99,756	$-
Marketable Equities	17,717	17,717	-	-
Total Securities Available for Sale	$117,473	$17,717	$99,756	$-

As of December 31, 2019:
Securities Available for Sale
Debt Securities Available for Sale	$91,613	$-	$91,613	$-
Marketable Equities	2,500	2,500	-	-
Total Securities Available for Sale	$94,113	$2,500	$91,613	$-

For assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2020:
Impaired loans	$10,130	$-	$-	$10,130
Other real estate owned	$414	$-	$-	$414

As of December 31, 2019:
Impaired loans	$4,001	$-	$-	$4,001
Other real estate owned	$1,623	$-	$-	$1,623

Note 18 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2020:
Impaired Loans	$10,130	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$414	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2019:
Impaired Loans	$4,001	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$1,623	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)Appraisals may be adjusted by management for qualitative factors such as age of appraisal, expected condition of property, economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2020 and 2019:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2020 and 2019 consists of the loan balances of $14,591,000 and $7,265,000 net of a valuation allowance of $4,461,000 and $3,264,000, respectively.

FHLB of New York Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Note 18 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

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

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2020 and 2019:

	As of December 31, 2020
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$261,229	$261,229	$261,229	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	99,756	99,756	-	99,756	-
Equity investments	17,717	17,717	17,717	-	-
Loans held for sale	3,530	3,530	-	3,530	-
Loans receivable, net	2,295,021	2,309,118	-	-	2,309,118
FHLB of New York stock, at cost	11,324	11,324	-	11,324	-
Accrued interest receivable	12,924	12,924	-	12,924	-

Financial liabilities:
Deposits	2,318,050	2,323,561	1,627,871	695,690	-
Debt	191,161	194,899	-	194,899	-
Subordinated debentures	37,042	37,252	-	37,252	-
Accrued interest payable	1,463	1,463	-	1,463	-

	As of December 31, 2019
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$550,353	$550,353	$550,353	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	91,613	91,613	-	91,613	-
Equity investments	2,500	2,500	2,500	-	-
Loans held for sale	917	917	-	917	-
Loans receivable, net	2,178,407	2,199,497	-	-	2,199,497
FHLB of New York stock, at cost	13,821	13,821	-	13,821	-
Accrued interest receivable	8,318	8,318	-	8,318	-

Financial liabilities:
Deposits	2,362,063	2,375,089	1,231,658	1,143,431	-
Debt	245,800	247,176	-	247,176	-
Subordinated debentures	36,810	36,947	-	36,947	-
Accrued interest payable	2,708	2,708	-	2,708	-

Note 19 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2020	2019
	(In Thousands)

Net unrealized loss on securities available for sale	$2,682	$(653)
Tax effect	(665)	162
Net of tax amount	2,017	(491)

Benefit plan adjustments	(3,095)	(2,392)
Tax effect	873	665
Net of tax amount	(2,222)	(1,727)

Accumulated other comprehensive loss	$(205)	$(2,218)

Note 20 - Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2020	2019
	(In Thousands)
Assets
Cash and due from banks	$1,737	$199
Investment in subsidiaries	284,965	276,450
Restricted common stock	124	124
Other assets	550	691
Total assets	287,376	277,464
Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$37,042	$36,810
Other Liabilities	1,123	1,181
Total liabilities	38,165	37,991
Stockholder's Equity	249,211	239,473
Total Liabilities and Stockholders' Equity	$287,376	$277,464

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2020	2019
	(In Thousands)
Dividends from Bank	$17,327	$12,033
Interest and dividends from investments	2	7
Total Income	17,329	12,040
Interest expense, borrowed money	2,256	2,313
Other	289	419
Total Expense	2,545	2732
Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiaries	14,784	9,308
Income tax benefit	(765)	(618)
Income before Equity in Undistributed Earnings of Subsidiaries	15,549	9,926
Equity in undistributed earnings of subsidiaries	5,308	11,108
Net Income	$20,857	$21,034

Note 20 - Parent Only Condensed Financial Information (continued)

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2020	2019
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$20,857	$21,034
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	232	233
Equity in undistributed (earnings) of subsidiaries	(5,308)	(11,108)
Decrease (increase) in other assets	141	101
(Decrease) increase in other liabilities	(58)	129
Net Cash Provided By Operating Activities	15,864	10,389
Cash Flows from Investing Activities
Additional investment in subsidiary	-	(25,769)
Net Cash Used In Investing Activities	$-	$(25,769)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	11,192	5,310
Redemption of preferred stock	(10,485)	-
Proceeds from issuance of common stock	362	19,129
Proceeds from issuance of subordinated debt	-	-
Cash dividends paid	(10,525)	(10,060)
Purchase of treasury stock	(4,870)	-
Net Cash Provided by (Used in) Financing Activities	(14,326)	14,379
Net Increase (Decrease) in Cash and Cash Equivalents	1,538	(1,001)
Cash and Cash Equivalents - Beginning	$199	$1,200
Cash and Cash Equivalents - Ending	$1,737	$199

Note 21 - Quarterly Financial Data (Unaudited)

	Year Ended December 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Interest income	$29,419	$27,206	$28,466	$28,335
Interest expense	10,641	9,215	7,576	5,584
Net Interest Income	18,778	17,991	20,890	22,751
Provision for loan losses	1,500	3,300	2,726	1,915
Net Interest Income, after Provision for loan losses	17,278	14,691	18,164	20,836
Non-interest income	683	1,108	6,955	3,744
Non-interest expense	14,364	11,952	13,342	14,378
Income before Income Tax Provision	3,597	3,847	11,777	10,202
Income taxes	1,076	1,121	3,465	2,904
Net Income	$2,521	$2,726	$8,312	$7,298
Preferred stock dividends	342	341	332	285
Net income available to common stockholders:	$2,179	$2,385	$7,980	7,013
Net income per common share:
Basic	$0.12	$0.14	$0.47	$0.41
Diluted	$0.12	$0.14	$0.47	$0.41
Dividends per common share	$0.14	$0.14	$0.14	$0.14

	Year Ended December 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Interest income	$30,478	$30,742	$31,365	$30,966
Interest expense	9,576	9,877	10,605	10,889
Net Interest Income	20,902	20,865	20,760	20,077
Provision for loan losses	889	755	900	(475)
Net Interest Income, after Provision for loan losses	20,013	20,110	19,860	20,552
Non-interest income	1,660	1,328	1,383	1,020
Non-interest expense	13,777	13,894	13,652	14,260
Income before Income Taxes	7,896	7,544	7,591	7,312
Income taxes	2,445	2,317	2,359	2,188
Net Income	$5,451	$5,227	$5,232	$5,124
Preferred stock dividends	317	342	342	342
Net income available to common stockholders:	$5,134	$4,885	$4,890	4,782
Net income per common share:
Basic	$0.32	$0.30	$0.30	$0.29
Diluted	$0.32	$0.30	$0.30	$0.29
Dividends per common share	$0.14	$0.14	$0.14	$0.14

Note 22 - Subsequent Events

Subsequent Events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.

On January 13, 2021, the Company declared a cash dividend of $0.14 per share and was paid to stockholders on February 15, 2021, with a record date of February 3, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)Management’s Annual Report on Internal Control over Financial Reporting.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2020 is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wolf and Company, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2020 that appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, or Controller or persons performing similar functions. The Code of Ethics is available for free by writing to: President and Chief Executive Officer, BCB Bancorp, Inc., 104-110 Avenue C, Bayonne, New Jersey 07002. The Code of Ethics was filed as an exhibit to the Form 10-K for the year ended December 31, 2004 and is incorporated by reference as an exhibit to this report.

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), including the sections entitled “Biographical Information Regarding Nominees, Continuing Directors and Named Executive Officers” and “Code of Ethics”, is incorporated herein by reference.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “The Audit Committee” of the 2021 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The sections of the Company’s 2021 Proxy Statement entitled “Executive Compensation” and “The Compensation Committee” are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Company’s 2021 Proxy Statement entitled “Equity Compensation Plan Information”, “Voting Securities And Principal Holders Thereof”, and ““Proposal I—Election of Directors” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2021 Proxy Statement entitled “Related Party Transactions” and “Proposal I-Election of Directors—Board Independence” are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to Wolf & Company, P.C.” and “---Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of December 31, 2020 and 2019

(C) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b) Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc.
3.2	Bylaws of BCB Bancorp, Inc. (2)
4.1	Specimen Stock Certificate (3)
4.2	Form of Subordinated Note Purchase Agreement (12)
4.3	Description of Common Stock
4.4	Form of Subordinated Note (14)
10.1	BCB Community Bank 2002 Stock Option Plan (4)
10.2	BCB Community Bank 2003 Stock Option Plan (5)
10.3	Amendment to 2002 and 2003 Stock Option Plans (6)
10.4	2005 Director Deferred Compensation Plan (7)
10.5	Employment Agreement with Thomas M. Coughlin (10)
10.6	BCB Bancorp, Inc. 2011 Stock Option Plan (8)
10.7	BCB Bancorp, Inc. 2018 Equity Incentive Plan (11)
10.8	Employment Agreement with Michael Lesler (13)
14	Code of Ethics (9)
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm – Wolf & Company, P.C..
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______

(1)Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2021.

(2)Incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the Securities and Exchange Commission on October 12, 2007.

(3)Incorporated by reference to Exhibit 4.1 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

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

(8)Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Shareholders (File No. 000-50275), filed by the Company with the Securities and Exchange Commission on Schedule 14A on March 28, 2011.

(9)Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

(10)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on February 27, 2020.

(11)Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Stockholders by the Company with the Securities and Exchange Commission on March 26, 2018.

(12)Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2018.

(13)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on February 27, 2020.

(14)Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2018.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 10, 2021	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Coughlin
Thomas Coughlin	President, Chief Executive Officer and Director	March 10, 2021
(Principal Executive Officer)

/s/ Thomas P. Keating
Thomas P. Keating	Chief Financial Officer	March 10, 2021
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 10, 2021

/s/ Robert Ballance
Robert Ballance	Director	March 10, 2021

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 10, 2021

/s/ James E. Collins
James E. Collins	Director	March 10, 2021

/s/ Vincent DiDomenico, Jr.
Vincent DiDomenico, Jr.	Director	March 10, 2021

/s/ Joseph Lyga
Joseph Lyga	Director	March 10, 2021

/s/ August Pellegrini, Jr.
August Pellegrini, Jr.	Director	March 10, 2021

/s/ John Pulomena
John Pulomena	Director	March 10, 2021

/s/ James Rizzo
James Rizzo	Director	March 10, 2021

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 10, 2021