Form 10-Q
period 2021-03-31
BCB BANCORP INC
filed 2021-05-05
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒   Yes    ☐   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 3, 2021, BCB Bancorp, Inc., had 17,121,319 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Cash and amounts due from depository institutions	$24,796	$23,201
Interest-earning deposits	272,142	238,028
Total cash and cash equivalents	296,938	261,229

Interest-earning time deposits	735	735
Debt securities available for sale	93,582	99,756
Equity investments	18,278	17,717
Loans held for sale	1,147	3,530
Loans receivable, net of allowance for loan losses
of $35,477 and $33,639 respectively	2,296,434	2,295,021
Federal Home Loan Bank of New York stock, at cost	8,920	11,324
Premises and equipment, net	14,796	15,272
Accrued interest receivable	12,056	12,924
Other real estate owned	414	414
Deferred income taxes	13,239	12,574
Goodwill and other intangibles	5,472	5,488
Operating lease right-of-use assets	14,328	14,988
Bank-owned life insurance ("BOLI")	70,234	61,033
Other assets	5,887	9,011
Total Assets	$2,852,460	$2,821,016

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$454,061	$402,100
Interest bearing deposits	1,950,074	1,915,950
Total deposits	2,404,135	2,318,050
FHLB advances	133,298	191,161
Subordinated debentures	37,101	37,042
Operating lease liability	14,589	15,224
Other liabilities	9,883	10,328
Total Liabilities	2,599,006	2,571,805

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,596 shares of Series D 4.5%, Series G 6%, and Series H 3.5%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at March 31, 2021 and December 31, 2020	-	-
Additional paid-in capital preferred stock	25,723	25,723
Common stock: no par value; 40,000,000 shares authorized; issued 19,620,630 and 19,574,858 at March 31, 2021 and December 31, 2020, respectively, outstanding 17,121,319 shares and 17,107,640 shares, at March 31, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital common stock	192,633	192,276
Retained earnings	62,777	58,335
Accumulated other comprehensive loss	(349)	(205)
Treasury stock, at cost, 2,499,311 and 2,467,218 shares at March 31, 2021 and December 31, 2020, respectively	(27,330)	(26,918)
Total Stockholders' Equity	253,454	249,211
Total Liabilities and Stockholders' Equity	$2,852,460	$2,821,016

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$26,863	$26,814
Mortgage-backed securities	206	563
Other investment securities	784	8
FHLB stock and other interest earning assets	222	2,034
Total interest income	28,075	29,419

Interest expense:
Deposits:
Demand	1,198	2,208
Savings and club	118	105
Certificates of deposit	1,992	6,432
	3,308	8,745
Borrowings	1,205	1,896
Total interest expense	4,513	10,641

Net interest income	23,562	18,778
Provision for loan losses	1,865	1,500

Net interest income after provision for loan losses	21,697	17,278

Non-interest income:
Fees and service charges	1,111	726
Bank-owned Life Insurance ("BOLI") income	701	-
Gain on sales of loans	274	61
Realized and unrealized loss on equity investments	(196)	(440)
Other	60	336
Total non-interest income	1,950	683

Non-interest expense:
Salaries and employee benefits	6,545	7,389
Occupancy and equipment	2,953	2,824
Data processing and service fees	1,008	938
Professional fees	412	470
Director fees	247	358
Regulatory assessments	376	321
Advertising and promotional	12	61
Other real estate owned, net	4	26
Loss from extinguishment of debt	540	-
Other	1,486	1,977
Total non-interest expense	13,583	14,364

Income before income tax provision	10,064	3,597
Income tax provision	2,947	1,076

Net Income	$7,117	$2,521
Preferred stock dividends	283	342
Net Income available to common stockholders	$6,834	$2,179

Net Income per common share-basic and diluted
Basic	$0.40	$0.12
Diluted	$0.40	$0.12

Weighted average number of common shares outstanding
Basic	17,115	17,502
Diluted	17,232	17,551

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended March 31,
	2021	2020

Net Income	$7,117	$2,521
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period	(192)	3,309
Tax Effect	48	(820)
Other comprehensive (loss) income	(144)	2,489
Comprehensive income	$6,973	$5,010

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2021	$-	$-	$217,999	$58,335	$(26,918)	$(205)	$249,211
Net income	-	-	-	7,117	-	-	7,117
Other comprehensive loss	-	-	-	-	-	(144)	(144)
Stock-based compensation expense	-	-	135	-	-	-	135
Treasury stock purchases (32,093 shares)	-	-	-	-	(412)	-	(412)
Dividends payable on Series D 4.5%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(283)	-	-	(283)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,281)	-	-	(2,281)
Dividend reinvestment plan	-	-	111	(111)	-	-	-
Stock purchase plan	-	-	111	-	-	-	111
Balance at March 31, 2021	$-	$-	$218,356	$62,777	$(27,330)	$(349)	$253,454

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2020	$-	$-	$215,310	$48,429	$(22,048)	$(2,218)	$239,473
Net income	-	-	-	2,521	-	-	2,521
Other comprehensive income	-	-	-	-	-	2,489	2,489
Cost for Issuance of common stock	-	-	(126)	-	-	-	(126)
Redemption of Series D Preferred Stock	-	-	(140)	-	-	-	(140)
Exercise Stock Option Expense (500 shares)	-	-	5	-	-	-	5
Stock-based compensation expense	-	-	279	-	-	-	279
Treasury stock purchases (127,058 shares)	-	-	-	-	(1,287)	-	(1,287)
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(342)	-	-	(342)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,336)	-	-	(2,336)
Dividend reinvestment plan	-	-	104	(104)	-	-	-
Stock purchase plan	-	-	102	-	-	-	102
Balance at March 31, 2020	$-	$-	$215,534	$48,168	$(23,335)	$271	$240,638

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities :
Net Income	$7,117	$2,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	634	734
Amortization and accretion, net	(191)	(579)
Provision for loan losses	1,865	1,500
Deferred income tax benefit	(617)	(293)
Loans originated for sale	(10,074)	(3,868)
Proceeds from sales of loans	12,731	4,008
Gain on sales of loans originated for sale	(274)	(61)
Realized and unrealized loss on equity investments	196	440
Stock-based compensation expense	135	279
BOLI income	(701)	-
Decrease (increase) in interest receivable	868	(618)
Decrease (increase) in other assets	3,124	(186)
Decrease in accrued interest payable	(656)	(516)
Increase in other liabilities	211	2,304
Net Cash Provided by Operating Activities	14,368	5,665
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	5,843	7,413
Purchases of securities	(757)	(7,502)
Proceeds from bulk sale of impaired loans	180	-
Net (increase) decrease in loans receivable	(2,891)	13,594
Purchases of BOLI	(8,500)	-
Additions to premises and equipment	(158)	(106)
Redemption (Purchase) of Federal Home Loan Bank of New York stock	2,404	(765)
Net Cash (Used In) Provided by Investing Activities	(3,879)	12,634
Cash flows from financing activities:
Net increase in deposits	86,085	13,658
Proceeds from Federal Home Loan Bank of New York advances	10,000	27,000
Repayments of Federal Home Loan Bank of New York advances	(68,000)	(10,000)
Purchases of treasury stock	(412)	(1,287)
Cash dividends paid on common stock	(2,281)	(2,336)
Cash dividends paid on preferred stock	(283)	(342)
Net proceeds (costs) from issuance of common stock	111	(24)
Net payment on redemption of preferred stock	-	(140)
Exercise of stock options	-	5
Net Cash Provided by Financing Activities	25,220	26,534

Net Increase in Cash and Cash Equivalents	35,709	44,833
Cash and Cash Equivalents-Beginning	261,229	550,353

Cash and Cash Equivalents-Ending	$296,938	$595,186

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$375	$279
Interest	5,169	11,157

See accompanying notes to unaudited consolidated financial statements

BCB Bancorp Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BCB Bancorp, Inc. (the “Company”) and the Company’s wholly owned subsidiaries, BCB Community Bank (the “Bank”), BCB Holding Company Investment Corporation, Special Asset REO I, LLC., and Special Asset REO II, LLC. The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited consolidated financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between December 31, 2020 and the date these consolidated financial statements were issued.

Risks and Uncertainties - We are subject to risks and uncertainties as a result of the ongoing COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict.

The severity of the impact of the ongoing COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers and any government or governmental responses thereto, including legislative or regulatory changes as well as the distribution and effectiveness of COVID-19 vaccines, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

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

Note 3 – Reclassification

Certain amounts as of December 31, 2020 and for the three-month period March 31, 2020 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

On February 10, 2021, grants of 66,000 options, in aggregate, were declared for members of the Board of Directors of the Bank and the Company which vest over a 5-year period, commencing on the first anniversary of the grant date. The exercise price was recorded as of close of business on February 10, 2021. On February 10, 2021, awards of 26,400 shares of restricted stock, in aggregate, were declared for members of the Board of Directors of the Bank and the Company, which vest over a 4-year period, commencing on the anniversary of the award date. On February 19, 2021, an award of 300 shares of restricted stock was declared for an officer of the Bank and the Company, which vest over a 2-year period, commencing on the anniversary of the award date.

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of March 31, 2021 and 2020.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	22,304	$12.46
Granted	26,700	12.89
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2021	49,004	$12.70

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	81,278	$11.96
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2020	81,278	$11.96

Expected future expenses relating to the non-vested restricted shares outstanding as of March 31, 2021 was approximately $361,000 over a weighted average period of 3.28 years.

The following tables present a summary of the status of the Company’s outstanding stock option awards as of March 31, 2021 and 2020.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2021	1,192,348	$8.93 - 13.32	$11.45

Options granted	66,000	12.93	12.93
Options exercised	(7,000)	9.39	9.39
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2021	1,251,348	$8.93 - 13.32	$11.54

As of March 31, 2021, stock options which were granted and were exercisable totaled 824,536 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 426,812 shares of unvested options outstanding as of March 31, 2021 was $713,000 over a weighted average period of 4.99 years.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,200,975	$8.93-13.32	$11.45

Options granted	-	-	-
Options exercised	(500)	10.55	10.55
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2020	1,200,475	$8.93-13.32	$11.45

As of March 31, 2020, stock options which were granted and were exercisable totaled 515,800 stock options.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2021 and 2020, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended March 31, 2021 and 2020, the weighted average number of outstanding options considered to be anti-dilutive were 0 and 687, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income available to common stockholders	$6,834			$2,179

Basic earnings per share:
Income available to common stockholders	$6,834	17,115	$0.40	$2,179	17,502	$0.12

Effect of dilutive securities:
Stock options	-	117		-	49

Diluted earnings per share:
Income available to common stockholders	$6,834	17,232	$0.40	$2,179	17,551	$0.12

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three-months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(In Thousands)	2021	2020
Net losses recognized during the period on equity securities	$(196)	$(440)
Less: Net gains recognized during the period on equity securities sold during the period	-	-
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(196)	$(440)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,157	$2	$72	$3,087
More than five to ten years	4,429	139	22	4,546
More than ten years	34,995	622	398	35,219
	42,581	763	492	42,852
Corporate Debt securities:
More than five to ten years	32,280	2,077	25	34,332

Municipal obligations:
Less than one year	12,048	-	-	12,048
More than ten years	4,183	167	-	4,350
	16,231	167	-	16,398

Total securities	$91,092	$3,007	$517	$93,582

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,208	$10	$67	$3,151
More than five to ten years	4,799	163	-	4,962
More than ten years	40,531	741	60	41,212
Sub-total:	48,538	914	127	49,325

Corporate Debt securities:
More than five to ten years	32,279	1,719	13	33,985
Sub-total:	32,279	1,719	13	33,985

Municipal obligations:
Due within one year	12,048	-	-	12,048
Due after ten years	4,209	189	-	4,398
Sub-total:	16,257	189	-	16,446

Total Debt Securities Available	$97,074	$2,822	$140	$99,756

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2021
Residential mortgage-backed securities	$12,221	$420	$1,263	$72	$13,484	$492
Corporate Debt securities	975	25	-	-	975	25
	$13,196	$445	$1,263	$72	$14,459	$517

December 31, 2020
Residential mortgage-backed securities	$6,126	$60	$1,278	$67	$7,404	$127
Corporate Debt Securities	5,487	13	-	-	5,487	13
	$11,613	$73	$1,278	$67	$12,891	$140

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At March 31, 2021 and December 31, 2020, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at March 31, 2021 and December 31, 2020, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of March 31, 2021 and December 31, 2020 by segment and class:

	March 31, 2021	December 31, 2020
	(In Thousands)
Residential one-to-four family	$234,375	$244,369
Commercial and multi-family	1,700,113	1,690,836
Construction	167,224	155,967
Commercial business(1)	177,340	184,357
Home equity(2)	53,360	53,667
Consumer	851	822
	2,333,263	2,330,018

Less:
Deferred loan fees, net	(1,352)	(1,358)
Allowance for loan losses	(35,477)	(33,639)
Sub-total	(36,829)	(34,997)

Total Loans, net	$2,296,434	$2,295,021
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.	-

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

•Relevant economic factors

•Quality of the loan review system

•Value of collateral for collateral dependent loans

•The effect of any concentrations of credit and the changes in the level of such concentrations

•Other external factors

The methodology includes the segregation of the loan portfolio into two divisions. Loans that are performing and loans that are impaired. Loans which are performing are evaluated by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience with an adjustment for qualitative factors referred to above. Impaired loans are loans which are more than 90 days delinquent, troubled debt restructured, or adversely classified. These loans are individually evaluated for loan loss either by current appraisal, or net present value. Management reviews the overall estimate for feasibility and establishes the loan loss provision accordingly. Loan categories for specific business types were stressed due to rising delinquencies within those market sectors (hospitality, restaurants, office space, and commercial condos) to determine the potential for collateral shortfalls.

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

Consumer loans generally have more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally have shorter terms and higher interest rates than other lending. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

An unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2021, and the related portion of the allowances for loan losses that is allocated to each loan class, as of March 31, 2021 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2021	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Charge-offs:	(57)	-	-	-	-	-	-	(57)
Recovery:	27	-	-	-	3	-	-	30
Provisions:	(426)	1,347	25	275	4	-	640	1,865
Ending Balance, March 31, 2021:	2,837	23,119	2,002	6,581	293	-	645	35,477

Ending Balance attributable to loans:
Individually evaluated for impairment	302	381	-	4,601	23	-	-	5,307
Collectively evaluated for impairment	2,535	22,738	2,002	1,980	270	-	645	30,170
Ending Balance, March 31, 2021	2,837	23,119	2,002	6,581	293	-	645	35,477

Loans Receivables:
Individually evaluated for impairment	5,509	44,086	2,787	13,269	1,693	-	-	67,344
Collectively evaluated for impairment	228,866	1,656,027	164,437	164,071	51,667	851	-	2,265,919
Total Gross Loans:	$234,375	$1,700,113	$167,224	$177,340	$53,360	$851	$-	$2,333,263

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2020 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2020	$2,722	$15,372	$1,244	$3,790	$333	-	$-	$273	$23,734

Charge-offs:	(4)	-	-	-	-		-	-	(4)
Recovery:	-	-	-	302	2		-	-	304
Provisions:	413	(423)	(139)	(135)	290		5	1,489	1,500
Ending Balance March 31, 2020	3,131	14,949	1,105	3,957	625		5	1,762	25,534

Ending Balance attributable to loans:
Individually evaluated for impairment	354	332	-	2,524	22		-	-	3,232
Collectively evaluated for impairment	2,777	14,617	1,105	1,433	603		5	1,762	22,302
Ending Balance March 31, 2020	3,131	14,949	1,105	3,957	625		5	1,762	25,534

Loans Receivables:
Individually evaluated for impairment	8,335	9,895	-	3,466	1,326		-	-	23,022
Collectively evaluated for impairment	259,802	1,567,921	101,692	173,680	63,531		1,029	-	2,167,655
Total Gross Loans:	$268,137	$1,577,816	$101,692	$177,146	$64,857		$1,029	$-	$2,190,677
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the amount recorded in loans receivable at December 31, 2020. The table also details the amount of total loans receivable that are evaluated individually, and collectively, for impairment and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance attributable to loans:
Individually evaluated for impairment	$416	$378	$-	$3,640	$27	$-	$-	$4,461
Collectively evaluated for impairment	2,877	21,394	1,977	2,666	259	-	5	29,178
Ending Balance, December 31, 2020	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Loans Receivables:								-
Individually evaluated for impairment	$7,281	$61,854	$-	$12,492	$1,574	$-	$-	$83,201
Collectively evaluated for impairment	237,088	1,628,982	155,967	171,865	52,093	822	-	2,246,817
Total Gross Loans:	$244,369	$1,690,836	$155,967	$184,357	$53,667	$822	$-	$2,330,018

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2021	2020	2020

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:
Residential one-to-four family	$3,453	$34	$4,656	$52
Commercial and Multi-family	44,958	282	10,322	99
Construction	1,394	36	-	-
Commercial business(1)	5,171	13	2,013	43
Home equity(2)	1,196	10	848	9
Total Impaired Loans with no allowance recorded:	$56,172	$375	$17,839	$203

Loans with an allowance recorded:
Residential one-to-four family	$2,943	$32	$3,741	$41
Commercial and Multi-family	8,013	129	1,241	20
Commercial business(1)	7,710	93	1,690	3
Home equity(2)	438	2	460	4
Consumer	-	-	-	-
Total Impaired Loans with an allowance recorded:	$19,104	$256	$7,132	$68

Total Impaired Loans:	$75,276	$631	$24,971	$271

__________

(1)Includes business lines of credit.

(2)Includes home equity lines of credit.

(3)Does not include accretable yield on loans acquired with deteriorated credit.

The following table summarizes the recorded investment by portfolio class at March 31, 2021 and December 31, 2020. (in thousands):

	As of March 31, 2021			As of December 31, 2020
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans with no related allowance recorded:
Residential one-to-four family	$2,821	$3,210	$-	$4,084	$4,660	$-
Commercial and multi-family	32,357	33,761	-	57,558	58,739	-
Construction	2,787	2,787	-	-	-	-
Commercial business(1)	4,498	12,573	-	5,844	17,687	-
Home equity(2)	1,268	1,270	-	1,124	1,126	-
Total Impaired Loans with no related allowance recorded:	$43,731	$53,601	$-	$68,610	$82,212	$-

Loans with an allowance recorded:
Residential one-to-four family	$2,688	$2,723	$302	$3,197	$3,252	$416
Commercial and Multi-family	11,729	15,584	381	4,296	4,501	378
Commercial business(1)	8,771	20,662	4,601	6,648	12,511	3,640
Home equity(2)	425	425	23	450	458	27
Total Impaired Loans with an allowance recorded:	$23,613	$39,394	$5,307	$14,591	$20,722	$4,461

Total Impaired Loans:	$67,344	$92,995	$5,307	$83,201	$102,934	$4,461

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

	At March 31,2021	At December 31, 2020
	(In thousands)
Recorded investment in TDRs:
Accrual status	$13,474	$13,760
Non-accrual status	1,074	2,303
Total recorded investment in TDRs	$14,548	$16,063

The Company originated one TDR loan totaling $96,532 and one TDR loan totaling $216,102 for the three months ended March 31, 2021 and March 31, 2020, respectively.

For the three months ended March 31, 2021 and March 31, 2020, TDRs, for which there was a payment default within twelve months of restructuring, totaled $127,449 for one loan and $0, respectively.

The following table sets forth the delinquency status of total loans receivable as of March 31, 2021:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$936	$-	$227	$1,163	$233,212	$234,375	$-
Commercial and multi-family	13,148	4,410	2,447	20,005	1,680,108	1,700,113	-
Construction	2,787	-	-	2,787	164,437	167,224	-
Commercial business(1)	457	1,153	4,796	6,406	170,934	177,340	-
Home equity(2)	235	39	427	701	52,659	53,360	-
Consumer	-	-	-	-	851	851	-
Total	$17,563	$5,602	$7,897	$31,062	$2,302,201	$2,333,263	$-

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at March 31, 2021 and December 31, 2020, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2021, and December 31, 2020, non-accrual loans differed from the amount of total loans past due greater than 90 days due to loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan. There were $7.3 million at March 31, 2021 and $11.9 million at December 31, 2020 in nonaccrual loans that were less than ninety days past due. Nonaccrual loans do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $884,000 at March 31, 2021 and $1.1 million at December 31, 2020.

	As of March 31, 2021	As of December 31, 2020
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Originated loans:
Residential one-to-four family	$701	$1,736
Commercial and multi-family	7,962	8,721
Commercial business(1)	5,307	5,383
Home equity(2)	435	556

Total	$14,405	$16,396

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the three months ended March 31, 2021 and December 31, 2020 would have been approximately $343,000 and $1.5 million, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status. At March 31, 2021 and December 31, 2020, there were $0 and $333,000, respectively, of loans which were more than ninety days past due and still accruing interest.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of March 31, 2021 (in thousands). As of March 31, 2021, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Residential one-to-four family	$232,669	$724	$982	$234,375
Commercial and multi-family	1,622,917	38,464	38,732	1,700,113
Construction	164,437	-	2,787	167,224
Commercial business(1)	162,408	1,998	12,934	177,340
Home equity(2)	52,617	-	743	53,360
Consumer	851	-	-	851

Total Gross Loans	$2,235,899	$41,186	$56,178	$2,333,263

_________

(1) Includes business lines of credit and PPP loans.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of December 31, 2020 (In thousands). As of December 31, 2020, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Residential one-to-four family	$241,237	$1,087	$2,045	$244,369
Commercial and multi-family	1,631,838	2,152	56,846	1,690,836
Construction	155,967	-	-	155,967
Commercial business(1)	173,833	1,497	9,027	184,357
Home equity(2)	53,005	-	662	53,667
Consumer	822	-	-	822

Total Gross Loans	$2,256,702	$4,736	$68,580	$2,330,018

________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 8 – Stockholders’ Equity

On December 15, 2020, the Company closed a private placement of its Series H 3.5% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $2,250,000 for 225 shares.

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

Note 9 – Bank Owned Life Insurance

The Bank purchased $60 million of bank owned life insurance (“BOLI”) in August, 2020 and an additional $8.5 million in January, 2021. BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At March 31, 2021, the Bank had $70.2 million in BOLI. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.

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

The Company believes that the fair values of our goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at March 31, 2021.

Amortization expense of the core deposit intangibles was $16,000 and $18,000 for the three months ended March 31, 2021 and 2020 respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at March 31, 2021 was $219,000 and $5.2 million, respectively. The unamortized balance of the core-deposit intangibles and the amount of goodwill at March 31, 2020 was $281,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2021:
Securities
Debt Securities Available for Sale	$93,582	$-	$93,582	$-
Marketable Equities	$18,278	$18,278	$-	$-
Total Securities	$111,860	$18,278	$93,582	$-

As of December 31, 2020:
Securities
Debt Securities Available for Sale	$99,756	$-	$99,756	$-
Marketable Equities	$17,717	$17,717	$-	$-
Total Securities	$117,473	$17,717	$99,756	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2021 and 2020.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2021
Impaired Loans	$18,306	$-	$-	$18,306
Other real estate owned	$414	$-	$-	$414

As of December 31, 2020:
Impaired Loans	$10,130	$-	$-	$10,130
Other real estate owned	$414	$-	$-	$414

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2021 and December 31, 2020 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
March 31, 2021:
Impaired Loans	$18,306	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$414	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2020:
Impaired Loans	$10,130	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$414	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2021 and December 31, 2020.

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

Note 11 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2021 and December 31, 2020 consisted of the loan balances of $23.6 million net of a valuation allowance of $5.3 million and $14.6 million net of a valuation of loan allowance of $4.4 million, respectively.

Other Real Estate Owned (Generally Carried at Lower of Cost or Fair Value)

Real Estate Owned is generally carried at fair value less estimated costs to sell which is determined based upon independent third-party appraisals of the properties or based upon the expected proceeds from a pending sale. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

FHLB of New York Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value and considers the limited marketability of such securities.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$296,938	$296,938	$296,938	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	93,582	93,582	-	93,582	-
Equity investments	18,278	18,278	18,278	-	-
Loans held for sale	1,147	1,147	-	1,147	-
Loans receivable, net	2,296,434	2,294,631	-	-	2,294,631
FHLB of New York stock, at cost	8,920	8,920	-	8,920	-
Accrued interest receivable	12,056	12,056	-	12,056	-
Other Real Estate Owned	414	414	-	-	414

Financial liabilities:
Deposits	2,404,135	2,408,469	1,719,149	689,320	-
Borrowings	133,298	131,806	-	131,806	-
Subordinated debentures	37,101	36,686	-	36,686	-
Accrued interest payable	807	807	-	807	-

	As of December 31, 2020

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$261,229	$261,229	$261,229	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	99,756	99,756	-	99,756	-
Equity investments	17,717	17,717	17,717	-	-
Loans held for sale	3,530	3,530	-	3,530	-
Loans receivable, net	2,295,021	2,309,118	-	-	2,309,118
FHLB of New York stock, at cost	11,324	11,324	-	11,324	-
Accrued interest receivable	12,924	12,924	-	12,924	-
Other Real Estate Owned	-	-	-	-	-

Financial liabilities:
Deposits	2,318,050	2,323,561	1,627,871	695,690	-
Borrowings	191,161	194,899	-	194,899	-
Subordinated debentures	37,042	37,252	-	37,252	-
Accrued interest payable	1,463	1,463	-	1,463	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $523,000 and $911,000 at March 31, 2021 and December 31, 2020, respectively.

The Company also has $4,124,000 of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly, equal to the three-month LIBOR and 2.65%.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debentures to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	$952	$854
Variable lease cost-operating leases	$246	$202

	At March 31, 2021	At December 31, 2020
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$14,328	$14,988

Current liabilities	$3,020	$2,992
Operating lease liabilities (noncurrent portion)	11,569	12,232
Total operating lease liabilities	$14,589	$15,224

The weighted average remaining lease term for operating leases at March 31, 2021 and December 31, 2020 was 6.40 years and 6.57 years, respectively. The weighted average discount rate for operating leases at March 31, 2021 and December 31, 2020 was 2.65 percent and 2.67 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at March 31, 2021 and December 31, 2020 (in thousands):

Maturities of lease liabilities:
	At March 31, 2021	At December 31, 2020
	Operating Leases	Operating Leases
One year or less	$3,358	$3,348
Over one year through three years	5,225	5,424
Over three years through five years	3,269	3,459
Over five years	4,065	4,415
Gross Operating Lease Liabilities	$15,917	$16,646
Deferred Expenses	(1,328)	(1,422)
Total Operating Lease Liabilities	$14,589	$15,224

Note 14 – Subsequent Events

On April 14, 2021, the Board of Directors of the Company declared a cash dividend of $0.14 per share to shareholders of record of its common stock on May 10, 2021 with a payment date of May 24, 2021.

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

•the global spread of the Coronavirus Disease 2019 (“COVID-19”) and the impact that it is having on the United States, in general, and New Jersey and New York, in particular (see Item 1.A. Risk Factors in the Company’s Annual Report on Form 10-K); and

•other factors discussed elsewhere in this report, and in other reports we filed with the SEC, including under “Risk Factors” in Part I, Item 1A of our annual Report on Form 10-K, in Part II, Item 1A of our quarterly reports on Form 10-Q, and our other periodic reports that we file with the SEC.

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this Form 10-Q. We do not assume any obligation to revise forward-looking statements except as may be required by law.

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2021, we had approximately $2.852 billion in consolidated assets, $2.404 billion in deposits and $253.4 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2021, the Bank operated through 29 branches in Bayonne, Carteret, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. We regularly evaluate these estimates and assumptions including those used to determine the allowance for loan losses, deferred taxes, fair value measurements, goodwill and other intangible assets. We base our estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Although our current estimates contemplate current economic conditions and how we expect them to change in the future, for the remainder of 2021, it is reasonably possible that actual conditions may be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Actual results may differ from these estimates under different assumptions or conditions.

See further discussion of these critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2, Basis of Presentation, to the unaudited Consolidated Financial Statements. There has been no change in critical accounting policies since the Company’s last annual report on Form 10-K.

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

As of March 31, 2021, the Company had $297 million of cash on hand and available wholesale borrowing capacity of over $800 million.

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

oThe Call Center is open six days a week to assist with customer inquiries.

oBranch offices are open; however, customers have the ability to make an appointment if they choose. The Bank is encouraging customers to utilize the ATM, drive-through and electronic banking services wherever possible.

oThe Bank is working with a local provider to have the vaccine administered at one of the Bank’s locations for its interested employees.

•Allowance for Loan Losses (“ALLL”)

oThe Bank increased its loan loss reserves through the addition of $1.9 million in loan loss provisions for the three-month period ending March 31, 2021, as compared to $1.5 million for the same period last year. The Bank considered qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of borrowers in arriving at its loan loss provision. All of these factors are likely to be affected by the COVID-19 pandemic. Loan categories for specific business types were stressed due to rising delinquencies within those market sectors (hospitality, restaurants, office space, and commercial condos) to determine the potential for collateral shortfalls. The impact of COVID-19 is likely to be felt over the next several quarters. Adjustments to the ALLL may be required as the full impact of COVID-19 on the borrowers’ capacity to make payments and the value of the underlying collateral becomes known.

•Loan Deferments

oThe banking regulatory agencies, through an Interagency Statement dated April 7, 2020, encouraged financial institutions to work prudently with borrowers who request loan modifications or deferrals as a result of COVID-19. The Bank did so in 2020, but now has no deferred loans within its portfolio.

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

oThe Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, extends these provisions through January 1, 2022.

oThe Bank has worked with customers that previously requested loan deferments and entered into COVID-19 modifications. The loan balances for these customers at March 31, 2021 was approximately $86.2 million. The modifications generally provide a short-term, interest-only period. The Bank does not believe that these modified loans will result in losses, so long as the borrowers' representation of cash flows is realized. Borrowers that have requested modifications with less definitive cash flow projections have been denied and are being analyzed as part of the loan stress testing and Allowance for Loan Loss calculation.

•Paycheck Protection Program (PPP)

oThe Bank has partnered with The Loan Source, Inc. and recognized $328,000 in brokered referral fees for the second round of PPP loans that they originated in the first quarter of 2021.

•IT Changes

oTo protect the well-being of our staff and customers, the Company has set up resources for some employees to work from home. To facilitate the move, we allocated laptop computers to staff and enhanced our ability to access the network offsite. We have taken additional steps to minimize the increased risk of security breaches (including privacy breaches and cyber-attacks), given the increased number of employees working remotely.

•Liquidity and Capital Resources

oThe Company was well positioned with adequate levels of cash and liquid assets as of March 31, 2021, as well as wholesale borrowing capacity of over $800 million. At March 31, 2021, the Company’s equity to assets ratio was 8.89 percent and the Bank is considered “well capitalized” under its regulatory requirements. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter.

Financial Condition

Total assets increased by $31.4 million, or 1.1 percent, to $2.852 billion at March 31, 2021 from $2.821 billion at December 31, 2020. The increase in total assets was mainly related to an increase in total cash and cash equivalents, partly offset by a decrease in investment securities.

Total cash and cash equivalents increased by $35.7 million, or 13.7 percent, to $296.9 million at March 31, 2021 from $261.2 million at December 31, 2020. This increase was mainly related to an increase in deposits, partly offset by net repayments of borrowings.

Loans receivable, net increased by $1.4 million, or 0.1 percent, to $2.296 billion at March 31, 2021 from $2.295 billion at December 31, 2020. Total loan increases for the three months ended March 31, 2021 included increases of $11.2 million in construction loans, $9.3 million in commercial real estate and multi-family loans, $29,000 in consumer loans, partly offset by decreases of $10.0 million in residential one-to-four family loans, $7.0 million in commercial business loans, and $307,000 in home equity loans. The allowance for loan losses increased $1.8 million to $35.5 million, or 246.3 percent of non-accruing loans and 1.52 percent of gross loans, at March 31, 2021 as compared to an allowance for loan losses of $33.6 million, or 205.2 percent of non-accruing loans and 1.44 percent of gross loans, at December 31, 2020.

Total investment securities decreased by $5.6 million, or 4.8 percent, to $111.9 million at March 31, 2021 from $117.5 million at December 31, 2020, representing repayments, calls and maturities, partly offset by purchases of $757,000.

Deposit liabilities increased by $86.1 million, or 3.7 percent, to $2.404 billion at March 31, 2021 from $2.318 billion at December 31, 2020. The increase in deposit liabilities mainly related to the recent payments to individuals under the American Rescue Plan and the second round of PPP payments under the Consolidated Appropriations Act of 2021. Total increases for the three months ended March 31, 2021 included $52.0 million in non-interest-bearing deposit accounts, $20.2 million in money market checking accounts, $13.5 million in savings and club accounts, and $6.3 million in NOW deposit accounts. The increase in deposits was partly offset by decreases of $5.9 million in certificates of deposit, including listing service and brokered deposit accounts. The Company utilizes listing service and brokered certificates of deposit as additional sources of deposit liquidity to fund loan growth. At March 31, 2021, the Company had $17.0 million in listing service deposits and no brokered certificates of deposit.

Debt obligations decreased by $57.8 million, or 25.3 percent, to $170.4 million at March 31, 2021 from $228.2 million at December 31, 2020. The weighted average interest rate of FHLB advances was 1.40 percent at March 31, 2021 and 1.66 percent at December 31, 2020. The fixed interest rate of our subordinated debt balances was 5.625 percent at March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021, the Company opted to extinguish $53.0 million in FHLB advances which held a weighted average rate of 1.83%, and repaid a scheduled maturity of $15.0 million on March 1, 2021, which was at 2.61%. The advances were originally set to mature in 2021 and 2022. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 20 basis points on an annualized basis. The related expense for the extinguishment of this debt is included in noninterest expense.

Stockholders’ equity increased by $4.3 million, or 1.7 percent, to $253.5 million at March 31, 2021 from $249.2 million at December 31, 2020. The increase was primarily attributable to the increase in retained earnings of $4.4 million, or 7.6 percent, to $62.8 million at March 31, 2021 from $58.4 million at December 31, 2020, related to the net effect of net income less dividends paid for the three months ended March 31, 2021.

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

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,326,230	$26,863	4.62%	$2,185,753	$26,814	4.91%
Investment Securities	114,461	990	3.46%	92,306	571	2.47%
FHLB Stock and interest earnings assets	264,308	222	0.34%	580,623	2,034	1.40%
Total Interest-earning assets	2,704,999	28,075	4.15%	2,858,682	29,419	4.12%
Non-interest-earning assets	109,987			73,509
Total assets	$2,814,986			$2,932,191
Interest-bearing liabilities:
Interest-bearing demand accounts	$610,893	$757	0.50%	$407,339	$858	0.84%
Money market accounts	317,151	441	0.56%	321,233	1,350	1.68%
Savings accounts	302,741	118	0.16%	259,721	105	0.16%
Certificates of Deposit	682,975	1,992	1.17%	1,120,060	6,432	2.30%
Total interest-bearing deposits	1,913,760	3,308	0.69%	2,108,353	8,745	1.66%
Borrowed funds	205,956	1,205	2.34%	284,830	1,896	2.66%
Total interest-bearing liabilities	2,119,716	4,513	0.85%	2,393,183	10,641	1.78%
Non-interest-bearing liabilities	444,787			299,679
Total liabilities	2,564,503			2,692,862
Stockholders' equity	250,483			239,329
Total liabilities and stockholders' equity	$2,814,986			$2,932,191
Net interest income		$23,562			$18,778
Net interest rate spread(1)			3.30%			2.34%
Net interest margin(2)			3.48%			2.63%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

Results of Operations comparison for the Three Months Ended March 31, 2021 and 2020

Net income increased by $4.6 million, or 182.3 percent, to $7.1 million for the three months ended March 31, 2021 from $2.5 million for the three months ended March 31, 2020. The increase in net income was primarily related to a decrease in total interest expense, an increase in total noninterest income, a decrease in total noninterest expense, partly offset by a decrease in interest income, an increase in the provision for loan losses and an increase in the income tax provision for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Net interest income increased by $4.8 million, or 25.5 percent, to $23.6 million for the three months ended March 31, 2021 from $18.8 million for the three months ended March 31, 2020. The increase in net interest income resulted primarily from a $6.1 million decrease in interest expense related to a decrease in the average rate on interest-bearing liabilities of 93 basis points to 0.85 percent for the three months ended March 31, 2021 from 1.78 percent for the three months ended March 31, 2020, as well as a decrease in the average balance of interest-bearing liabilities of $273.5 million, or 11.4 percent, to $2.120 billion for the three months ended March 31, 2021 from $2.393 billion for the three months ended March 31, 2020. Interest income was $1.3 million lower than the prior year, related to a decrease in the average balance of interest-earning assets of $153.7 million, or 5.4 percent, to $2.705 billion for the three months ended March 31, 2021 from $2.859 billion for the three months ended March 31, 2020. The decrease in the average balance of interest-earning assets was partly offset by an increase in the average yield of interest-earning assets of three basis points to 4.15 percent for the three months ended March 31, 2021 from 4.12 percent for the three months ended March 31, 2020. The decrease in the average balance of interest earning assets mainly relates to a decrease in the Company’s level of cash balances for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, as the Company repaid $130.0 million of FHLB advances and purchased $70.0 million of BOLI.

Interest income on loans receivable increased by $49,000, or 0.2 percent, to $26.9 million for the three months ended March 31, 2021 from $26.8 million for the three months ended March 31, 2020. The increase was primarily attributable to an increase in the average balance of loans receivable of 140.5 million, or 6.4 percent, to $2.326 billion for the three months ended March 31, 2021. as compared to $2.186 billion for the three months ended March 31, 2020. The increase in interest income on loans receivable was partly offset by a decrease in the average yield of loans receivable of 29 basis points to 4.62 percent for the three months ended March 31, 2021 from 4.91 percent for the three months ended March 31, 2020. The increase in the average balance of loans receivable was attributable to the Company’s growth strategy. The decrease in the average yield on loans followed the declining interest rate environment. Interest income on loans also included $211,000 of amortization of purchase credit fair value adjustments for the three months ended March 31, 2021 related to the Company’s April 2018 acquisition of IA Bancorp, Inc. (“IAB”), which added approximately three basis points to the average yield on interest earning assets.

Interest income on securities increased by $419,000 or 73.4 percent, to $990,000 for the three months ended March 31, 2021 from $571,000 for the three months ended March 31, 2020. This increase was primarily due to an increase in the average balance of securities of $22.1 million, or 24.0 percent, to $114.5 million for the three months ended March 31, 2021 from $92.4 million for the three months ended March 31, 2020, as well as an increase in the average yield on securities of 99 basis points to 3.46 percent for the three months ended March 31, 2021 from 2.47 percent for the three months ended March 31, 2020. The increase in the average balance of securities resulted from purchases of new securities, partly offset by faster prepayment speeds, repayments, calls, and maturities, while the increase in the average yield on securities came as a result of the mix of purchases of new securities.

Interest income on other interest-earning assets decreased by $1.8 million, or 89.1 percent to $222,000 for the three months ended March 31, 2021 from $2.0 million for the three months ended March 31, 2020. This decrease was primarily due to a decrease in the average yield on other interest-earning assets of 106 basis points to 0.34 percent for the three months ended March 31, 2021 from 1.40 percent for the three months ended March 31, 2020, as well as a decrease in the average balance of other interest earning assets of $316.3 million, or 54.5 percent, to $264.3 million for the three months ended March 31, 2021 from $580.6 million for the three months ended March 31, 2020. The decrease in the average yield on other interest-earning assets correlated to the decreases in the Fed Funds rate. The decrease in the average balance of other interest-earning assets related to the Company’s current deleveraging strategy and the resulting decrease in cash attributable to loan growth, the purchase of BOLI and the early repayment of certain FHLB borrowings.

Total interest expense decreased by $6.1 million, or 57.6 percent, to $4.5 million for the three months ended March 31, 2021 from $10.6 million for the three months ended March 31, 2020. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 93 basis points to 0.85 percent for the three months ended March 31, 2021 from 1.78 percent for the three months ended March 31, 2020, as well as a decrease in the average balance of interest-bearing liabilities of $273.5 million, or 11.4 percent, to $2.120 billion for the three months ended March 31, 2021 from $2.393 billion for the three months ended March 31, 2020. The decreases in the average cost of funds and the average balance of interest-bearing liabilities primarily resulted from the declining interest rate environment and the Company’s strategy of a heightened focus on cost of funds and continued deleveraging.

Total deposit interest expense decreased by $5.4 million, or 62.2 percent, to $3.3 million for the three months ended March 31, 2021 from $8.7 million for the three months ended March 31, 2020. This decrease resulted primarily from a decrease in the average rate on deposits of 97 basis points to 0.69 percent for the three months ended March 31, 2021 from 1.66 percent for the three months ended March 31, 2020, as well as a decrease in the average balance of deposits of 194.6 million, or 9.2 percent, to $1.914 billion for the three months ended March 31, 2021 from $2.108 billion for the three months ended March 31, 2020. The decrease in the average rate paid on deposits was primarily due to repricing our deposit base to align with the recent Fed rate reductions and aggressively managing the cost of funds. Approximately $255.4 million of certificates of deposit, with a weighted average rate of 1.37%, will mature in the next six months and is projected to be replaced at significantly lower rates.

Total borrowing interest expense decreased by $691,000, or 36.4 percent, to $1.2 million for the three months ended March 31, 2021 from $1.9 million for the three months ended March 31, 2020. The average balance of borrowings decreased by $78.9 million, or 27.7 percent, to $206.0 million for the three months ended March 31, 2021 from $284.9 million for the three months ended March 31, 2020, as well as a decrease in the average rate on borrowings of 32 basis points to 2.34 percent for the three months ended March 31, 2021 from 2.66 percent for the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company opted to extinguish a $53.0 million FHLB advances which held a weighted average rate of 1.83% and were originally set to mature in 2021 and 2022. The extinguishment of this debt decreased both the average balance of borrowings and the average rate on borrowings for the three months ended March 31, 2021. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 20 basis points on an annualized basis. The related non-recurring expense for the extinguishment of this debt is included in noninterest expense.

Net interest margin was 3.48 percent for the first quarter of 2021, compared to 2.63 percent for the first quarter of 2020. Management has been proactive in managing its cost of funds and has significantly decreased the average cost on total interest-costing liabilities while slightly improving the average yield on interest-earning for the first quarter of 2021 compared to the first quarter of 2020. Despite the ongoing pandemic, the Company was been able to increase its average balance of loans receivable for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase in the average balance of loans receivable, and the corresponding decrease in cash balances highlight management’s efforts to maintain a strong net interest margin.

The provision for loan losses increased by $365,000, to $1.9 million for the three months ended March 31, 2021 from a provision of $1.5 million for the three months ended March 31, 2020, primarily due to COVID-19 related factors. The provision for loan losses is established based upon management’s review of the Company’s loans and consideration of a variety of factors, including but not limited to: (1) the risk characteristics of the loan portfolio; (2) current economic conditions; (3) actual losses previously experienced; (4) the dynamic activity and fluctuating balance of loans receivable; and (5) the existing level of reserves for loan losses that are probable and estimable. The higher provision for loan losses for the three months ended March 31, 2021 was significantly influenced by the impact of COVID-19 on economic conditions and the increased risk of loan defaults. During the three months ended March 31, 2021, the Company experienced $27,000 in net charge-offs compared to $300,000 in net recoveries for the three months ended March 31, 2020. The Bank had non-accrual loans totaling $14.4 million, or 0.62 percent, of gross loans at March 31, 2021 as compared to $4.4 million, or 0.20 percent, of gross loans at March 31, 2020. The allowance for loan losses was $35.5 million, or 1.52 percent of gross loans at March 31, 2021, and $25.5 million, or 1.17 percent of gross loans at March 31, 2020. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in the aforementioned criteria. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. Management believes that the allowance for loan losses was adequate at March 31, 2021 and March 31, 2020.

Total noninterest income increased by $1.3 million, or 185.5 percent, to $2.0 million for the three months ended March 31, 2021 from $683,000 for the three months ended March 31, 2020. The increase in total noninterest income was mainly related to higher BOLI income of $701,000, higher fees and service charges of $385,000, a lower unrealized loss on equity securities of $244,000, and a higher gain on the sales of loans of $213,000, partly offset by lower other noninterest income of $276,000. The increase in BOLI income relates to an initial purchase of $60.0 million of BOLI product in the third quarter of 2020, and an additional purchase of $8.5 million in the first quarter of 2021. The higher fees and service charges related primarily to $328,000 of referral fees for PPP loans. The decrease in other noninterest income related to the reversal of $295,000 of liabilities previously recorded for IAB acquired loans that paid off in the prior-year quarter The unrealized gains or losses on equity securities, and the decision to sell securities, are based on market conditions.

Total noninterest expense decreased by $781,000, or 5.4 percent, to $13.6 million for the three months ended March 31, 2021 from $14.4 million for the three months ended March 31, 2020.

Salaries and employee benefits expense decreased by $844,000, or 11.4 percent, to $6.5 million for the three months ended March 31, 2021 from $7.4 million for the three months ended March 31, 2020, primarily related to fewer full-time equivalent employees, partly offset by normal compensation increases. The number of full-time equivalent employees for the three months ended March 31, 2021 was 312, as compared with 371 for the same period in 2020.

Occupancy and equipment expense increased by $129,000, or 4.6 percent, to $3.0 million for the three months ended March 31, 2021 from $2.8 million for the three months ended March 31, 2020, largely related to building sanitization costs associated with the COVID-19 pandemic, partly offset by the closure of two of the Company’s branch offices in the fourth quarter of 2020.

Data processing expense increased $70,000, or 7.5 percent, to $1.0 million for the three months ended March 31, 2021 from $938,000 for the three months ended March 31, 2020, primarily related to upgrades to our core system.

Regulatory assessments increased by $55,000 to $376,000 for the three months ended March 31, 2021 from $321,000 for the three months ended March 31, 2020. The increase was primarily related to increases in the FDIC assessment rate and in the FDIC assessment base.

The Company recognized a non-recurring expense of $540,000 for a loss on extinguishment of debt, related to the prepayment of high-cost FHLB borrowings, for the three months ended March 31, 2021.

Other noninterest expense decreased by $491,000, or 24.8 percent, to $1.5 million for the three months ended March 31, 2021 from $2.0 million for the three months ended March 31, 2020. Other noninterest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses. The decrease in the current period was primarily related to a reduction of business development and loan-related expenses, largely attributable to the current pandemic condition.

There were also less significant variances in professional fee expense, advertising expense, other real estate owned expense, and directors’ fees, which netted to a decrease in expenses of $240,000 for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

The income tax provision increased by $1.9 million, or 173.9 percent, to $2.9 million for the three months ended March 31, 2021 from $1.0 million for the three months ended March 31, 2020. The increase in the income tax provision was a result of higher taxable income for the three months ended March 31, 2021 as compared with that same period for 2020. The consolidated effective tax rate for the three months ended March 31, 2021 was 29.3 percent compared to 29.9 percent for the three months ended March 31, 2020. The lower rate in the current period related primarily to non-taxable BOLI income and lower non-deductible costs in the current year period.

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

At March 31, 2021 and December 31, 2020, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $133.3 million at March 31, 2021 and $191.2 million at December 31, 2020. The average rate of FHLB advances was 1.38 percent at March 31, 2021 and 1.66 percent at December 31, 2020. The subordinated debentures have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debentures to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

The Company had the ability at March 31, 2021 to obtain additional funding from the FHLB of up to $245.7 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $586.0 million at March 31, 2021. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of March 31, 2021, as well as wholesale borrowing capacity of over $800 million, to cover the decrease in cash flow resulting from COVID-19 loan deferments.

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

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (tier 1 capital to average consolidated assets) (“CBLR”) framework, with a minimum requirement of 9% for institutions under $10 billion in assets. Such institutions meeting that requirement may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the CBLR at 8.0% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5% for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9%.

At March 31, 2021 and December 31, 2020, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of March 31, 2021:
Bank
Community Bank Leverage Ratio	$282,348	10.07%	$196,268	7.00%	238,326	8.50%

As of December 31, 2020:
Bank
Community Bank Leverage Ratio	$278,229	9.85%	$197,169	7.00%	$225,336	8.00%

The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter. The Company had $412,000 of stock repurchases for the first quarter of 2021.

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

The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2021. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and non-interest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of March 31, 2021.

The following table sets forth the Company’s NPV as of that date (dollars in thousands).

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+300bp	$215,473	$(22,573)	(9.48)%	8.00%	(37)	bp
+200bp	227,964	(10,082)	(4.24)	8.30	(7)	bp
+100bp	238,564	518	0.22	8.53	16	bp
PAR	238,046	-	-	8.37	-	bp
-100bp	290,021	51,974	21.83	9.93	156	bp

bp – basis points

The table above indicates that as of March 31, 2021, in the event of a 100 basis point increase in interest rates, we would experience an increase to 8.53% in NPV.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of March 31, 2021, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2020, the Company issued a press release announcing the adoption of a new stock repurchase program, effective December 16, 2020. Under the stock repurchase program, management is authorized to repurchase up to 500,000 shares of the Company’s common stock.

The following table provides certain information related to shares repurchased by the Company during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2021	-	$-	-	-
February 1 - February 29, 2021	-	-	-	-
March 1 - March 31, 2021	32,093	12.79	32,093	467,907
Total	32,093	$12.79	32,093	467,907

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

BCB BANCORP, INC.

Date: May 5, 2021	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)