Form 10-Q
period 2021-06-30
BCB BANCORP INC
filed 2021-08-04
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2021, BCB Bancorp, Inc., had 17,002,734 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Cash and amounts due from depository institutions	$9,039	$23,201
Interest-earning deposits	319,218	238,028
Total cash and cash equivalents	328,257	261,229

Interest-earning time deposits	735	735
Debt securities available for sale	83,543	99,756
Equity investments	20,841	17,717
Loans held for sale	3,154	3,530
Loans receivable, net of allowance for loan losses
of $37,472 and $33,639 respectively	2,312,559	2,295,021
Federal Home Loan Bank of New York stock, at cost	8,881	11,324
Premises and equipment, net	13,819	15,272
Accrued interest receivable	10,621	12,924
Other real estate owned	414	414
Deferred income taxes	13,778	12,574
Goodwill and other intangibles	5,458	5,488
Operating lease right-of-use assets	13,980	14,988
Bank-owned life insurance ("BOLI")	70,963	61,033
Other assets	8,187	9,011
Total Assets	$2,895,190	$2,821,016

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$492,014	$402,100
Interest bearing deposits	1,953,800	1,915,950
Total deposits	2,445,814	2,318,050
FHLB advances	128,436	191,161
Subordinated debentures	37,159	37,042
Operating lease liability	14,256	15,224
Other liabilities	11,001	10,328
Total Liabilities	2,636,666	2,571,805

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,596 shares of Series D 4.5%, Series G 6%, and Series H 3.5%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at June 30, 2021 and December 31, 2020	-	-
Additional paid-in capital preferred stock	25,723	25,723
Common stock: no par value; 40,000,000 shares authorized; issued 19,642,255 and 19,574,858 at June 30, 2021 and December 31, 2020, respectively, outstanding 17,077,162 shares and 17,107,640 shares, at June 30, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital common stock	192,968	192,276
Retained earnings	68,123	58,335
Accumulated other comprehensive loss	(93)	(205)
Treasury stock, at cost, 2,565,093 and 2,467,218 shares at June 30, 2021 and December 31, 2020, respectively	(28,197)	(26,918)
Total Stockholders' Equity	258,524	249,211
Total Liabilities and Stockholders' Equity	$2,895,190	$2,821,016

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$26,888	$26,123	$53,751	$52,937
Mortgage-backed securities	167	494	373	1,057
Other investment securities	747	246	1,531	254
FHLB stock and other interest earning assets	202	343	424	2,377
Total interest income	28,004	27,206	56,079	56,625

Interest expense:
Deposits:
Demand	1,150	1,562	2,348	3,770
Savings and club	127	106	245	211
Certificates of deposit	1,639	5,695	3,631	12,127
	2,916	7,363	6,224	16,108
Borrowings	1,024	1,852	2,229	3,748
Total interest expense	3,940	9,215	8,453	19,856

Net interest income	24,064	17,991	47,626	36,769
Provision for loan losses	2,295	3,300	4,160	4,800

Net interest income after provision for loan losses	21,769	14,691	43,466	31,969

Non-interest income:
Fees and service charges	1,029	537	2,140	1,263
BOLI income	729	-	1,430	-
Gain on sales of loans	218	57	492	118
Loss on bulk sale of impaired loans held in portfolio	(64)	-	(64)	-
Gain on sales of premises	371	-	371	-
Gain on sale of investment securities	-	40	-	40
Realized and unrealized gains on equity investments	499	442	303	2
Other	38	32	98	368
Total non-interest income	2,820	1,108	4,770	1,791

Non-interest expense:
Salaries and employee benefits	6,512	5,682	13,057	13,071
Occupancy and equipment	2,668	2,910	5,621	5,734
Data processing and service fees	1,064	951	2,072	1,889
Professional fees	491	398	903	868
Director fees	310	365	557	723
Regulatory assessments	314	251	690	572
Advertising and promotional	14	26	26	87
Other real estate owned, net	19	21	23	47
Loss from extinguishment of debt	194	-	734	-
Other	1,571	1,348	3,057	3,325
Total non-interest expense	13,157	11,952	26,740	26,316

Income before income tax provision	11,432	3,847	21,496	7,444
Income tax provision	3,382	1,121	6,329	2,197

Net Income	$8,050	$2,726	$15,167	$5,247
Preferred stock dividends	284	341	567	682
Net Income available to common stockholders	$7,766	$2,385	$14,600	$4,565

Net Income per common share-basic and diluted
Basic	$0.45	$0.14	$0.85	$0.26
Diluted	$0.45	$0.14	$0.85	$0.26

Weighted average number of common shares outstanding
Basic	17,126	17,179	17,120	17,340
Diluted	17,282	17,183	17,257	17,366

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net Income	$8,050	$2,726	$15,167	$5,247
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale debt securities:
Unrealized holding gains arising during the period	341	603	149	3,912
Tax Effect	(85)	(150)	(37)	(970)
Other comprehensive income	256	453	112	2,942
Comprehensive income	$8,306	$3,179	$15,279	$8,189

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2021	$-	$-	$217,999	$58,335	$(26,918)	$(205)	$249,211
Net income	-	-	-	15,167	-	-	15,167
Other comprehensive income	-	-	-	-	-	112	112
Stock-based compensation expense	-	-	251	-	-	-	251
Treasury stock purchases (97,875 shares)	-	-	-	-	(1,279)	-	(1,279)
Dividends payable on Series D 4.5%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(567)	-	-	(567)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(4,593)	-	-	(4,593)
Dividend reinvestment plan	-	-	219	(219)	-	-	-
Stock purchase plan	-	-	222	-	-	-	222
Balance at June 30, 2021	$-	$-	$218,691	$68,123	$(28,197)	$(93)	$258,524

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2021	$-	$-	$218,356	$62,777	$(27,330)	$(349)	$253,454
Net income	-	-	-	8,050	-	-	8,050
Other comprehensive income	-	-	-	-	-	256	256
Stock-based compensation expense	-	-	116	-	-	-	116
Treasury stock purchases (65,782 shares)	-	-	-	-	(867)	-	(867)
Dividends payable on Series D 4.5%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(284)	-	-	(284)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,312)	-	-	(2,312)
Dividend reinvestment plan	-	-	108	(108)	-	-	-
Stock purchase plan	-	-	111	-	-	-	111
Balance at June 30, 2021	$-	$-	$218,691	$68,123	$(28,197)	$(93)	$258,524

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2020	$-	$-	$215,310	$48,429	$(22,048)	$(2,218)	$239,473
Net income	-	-	-	5,247	-	-	5,247
Other comprehensive income	-	-	-	-	-	2,942	2,942
Cost for issuance of common stock	-	-	(126)	-	-	-	(126)
Issuance of Series H Preferred Stock	-	-	3,080	-	-	-	3,080
Redemption of Series D Preferred Stock	-	-	(140)	-	-	-	(140)
Exercise of stock options (500 shares)	-	-	5	-	-	-	5
Stock-based compensation expense	-	-	559	-	-	-	559
Treasury stock purchases (500,000 shares)	-	-	-	-	(4,870)	-	(4,870)
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(682)	-	-	(682)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(4,688)	-	-	(4,688)
Dividend reinvestment plan	-	-	209	(209)	-	-	-
Stock purchase plan	-	-	219	-	-	-	219
Balance at June 30, 2020	$-	$-	$219,116	$48,097	$(26,918)	$724	$241,019

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2020	$-	$-	$215,534	$48,168	$(23,335)	$271	$240,638
Net income	-	-	-	2,726	-	-	2,726
Other comprehensive income	-	-	-	-	-	453	453
Issuance of Series H Preferred Stock	-	-	3,080	-	-	-	3,080
Stock-based compensation expense	-	-	280	-	-	-	280
Treasury stock purchases (372,942 shares)	-	-	-	-	(3,583)	-	(3,583)
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(341)	-	-	(341)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,351)	-	-	(2,351)
Dividend reinvestment plan	-	-	105	(105)	-	-	-
Stock purchase plan	-	-	117	-	-	-	117
Balance at June 30, 2020	$-	$-	$219,116	$48,097	$(26,918)	$724	$241,019

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$15,167	$5,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,280	1,469
Amortization and accretion, net	(428)	(1,148)
Provision for loan losses	4,160	4,800
Deferred income tax benefit	(1,241)	(1,129)
Loans originated for sale	(19,621)	(7,093)
Proceeds from sales of loans	20,489	7,368
Gain on sales of loans originated for sale	(492)	(118)
Gain on sales of securities available for sale	-	(40)
Gain on sale of premises	(371)	-
Realized and unrealized gains on equity investments	(303)	(2)
Loss on bulk sale of impaired loans held in portfolio	64	-
Stock-based compensation expense	251	559
BOLI income	(1,430)	-
Decrease (increase) in interest receivable	2,303	(8,251)
Decrease in other assets	824	512
Decrease in accrued interest payable	(265)	(216)
Increase in other liabilities	938	651
Net Cash Provided by Operating Activities	21,325	2,609
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	24,388	13,631
Purchases of securities	(11,129)	(56,515)
Proceeds from bulk sale of impaired loans	2,364	-
Proceeds from sales of securities	-	564
Purchase of loans	-	(48,360)
Net increase in loans receivable	(22,954)	(120,091)
Purchases of BOLI	(8,500)	-
Additions to premises and equipment	(198)	(202)
Proceeds from the sale of fixed assets and premises	742	-
Redemption of Federal Home Loan Bank of New York stock	2,443	292
Net Cash Used In Investing Activities	(12,844)	(210,681)
Cash flows from financing activities:
Net increase in deposits	127,764	80,170
Proceeds from Federal Home Loan Bank of New York advances	10,000	27,000
Repayments of Federal Home Loan Bank of New York advances	(73,000)	(30,000)
Purchases of treasury stock	(1,279)	(4,870)
Cash dividends paid on common stock	(4,593)	(4,688)
Cash dividends paid on preferred stock	(567)	(682)
Net proceeds from issuance of common stock	222	93
Net proceeds from issuance of preferred stock	-	3,080
Net payment on redemption of preferred stock	-	(140)
Exercise of stock options	-	5
Net Cash Provided by Financing Activities	58,547	69,968

Net Increase (Decrease) in Cash and Cash Equivalents	67,028	(138,104)
Cash and Cash Equivalents-Beginning	261,229	550,353

Cash and Cash Equivalents-Ending	$328,257	$412,249

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$6,800	$2,964
Interest	8,718	20,072

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

Note 3 – Reclassification

Certain amounts as of December 31, 2020 and for the three- and six-month periods ended June 30, 2020 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

On February 10, 2021, grants of 66,000 options, in aggregate, were declared for members of the Board of Directors of the Bank and the Company which vest over a 5-year period, commencing on the first anniversary of the grant date. The exercise price was recorded as of close of business on February 10, 2021. On February 10, 2021, awards of 26,400 shares of restricted stock, in aggregate, were declared for members of the Board of Directors of the Bank and the Company, which vest over a 4-year period, commencing on the anniversary of the award date. On February 19, 2021, an award of 300 shares of restricted stock was declared for an officer of the Bank and the Company, which vests over a 2-year period, commencing on the anniversary of the award date.

On April 26, 2021, grants of 6,800 options, in aggregate, were declared for certain officers of the Bank and the Company, which vest over a 5-year period commencing on the first anniversary of the grant date. The exercise price was recorded as of close of business on April 26, 2021.

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of June 30, 2021 and 2020.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	22,304	$12.46
Granted	26,700	12.89
Vested	(22,304)	12.46
Forfeited	-	-
Non-vested at June 30, 2021	26,700	$12.89

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	81,278	$11.96
Granted	-	-
Vested	(23,809)	12.46
Forfeited	-	-
Non-vested at June 30, 2020	57,469	$11.76

Expected future expenses relating to the non-vested restricted shares outstanding as of June 30, 2021 was approximately $288,000 over a weighted average period of 3.59 years.

The following tables present a summary of the status of the Company’s outstanding stock option awards as of June 30, 2021 and 2020.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2021	1,192,348	$8.93-13.32	$11.45

Options granted	72,800	12.89-13.68	12.96
Options exercised	(39,123)	8.93-12.46	10.49
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at June 30, 2021	1,226,025	$8.93-13.32	$11.57

As of June 30, 2021, stock options which were granted and were exercisable totaled 838,725 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 387,300 shares of unvested options outstanding as of June 30, 2021 was $677,000 over a weighted average period of 4.89 years.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,200,975	$8.93-13.32	$11.45

Options granted	-	-	-
Options exercised	(500)	10.55	10.55
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at June 30, 2020	1,200,475	$8.93-13.32	$11.45

As of June 30, 2020, stock options which were granted and were exercisable totaled 515,800 stock options.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended June 30, 2021 and 2020, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended June 30, 2021 and 2020, the weighted average number of outstanding options considered to be anti-dilutive were 8,410 and 687, respectively. For the six months ended June 30, 2021 and 2020, the weighted average number of outstanding options considered to be anti-dilutive were 14,723 and 18,458, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income available to common stockholders	$7,766			$2,385

Basic earnings per share:
Income available to common stockholders	$7,766	17,126	$0.45	$2,385	17,179	$0.14

Effect of dilutive securities:
Stock options	-	156		-	4

Diluted earnings per share:
Income available to common stockholders	$7,766	17,282	$0.45	$2,385	17,183	$0.14

	For the Six Months Ended June 30,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income available to common stockholders	$14,600			$4,565

Basic earnings per share:
Income available to common stockholders	$14,600	17,120	$0.85	$4,565	17,340	$0.26

Effect of dilutive securities:
Stock options	-	137		-	26

Diluted earnings per share:
Income available to common stockholders	$14,600	17,257	$0.85	$4,565	17,366	$0.26

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
(In Thousands)	2021	2020	2021	2020
Net gains recognized during the period on equity securities	$499	$482	$303	$42
Less: Net gains recognized during the period on equity securities sold during the period	-	40	-	40
Realized and unrealized gains on equity investments	$499	$442	$303	$2

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
Less than one year	$2,996	$-	$85	$2,911
More than one to five years	108	-	-	108
More than five to ten years	5,500	173	16	5,657
More than ten years	29,415	514	179	29,750
	38,019	687	280	38,426
Corporate Debt securities:
More than five to ten years	38,536	2,590	312	40,814

Municipal obligations:
More than ten years	4,157	146	-	4,303

Total securities	$80,712	$3,423	$592	$83,543

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,208	$10	$67	$3,151
More than five to ten years	4,799	163	-	4,962
More than ten years	40,531	741	60	41,212
Sub-total:	48,538	914	127	49,325

Corporate Debt securities:
More than five to ten years	32,279	1,719	13	33,985
Sub-total:	32,279	1,719	13	33,985

Municipal obligations:
Due within one year	12,048	-	-	12,048
Due after ten years	4,209	189	-	4,398
Sub-total:	16,257	189	-	16,446

Total Debt Securities Available	$97,074	$2,822	$140	$99,756

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2021
Residential mortgage-backed securities	$9,882	$202	$1,247	$78	$11,129	$280
Corporate Debt securities	6,945	312	-	-	6,945	312
	$16,827	$514	$1,247	$78	$18,074	$592

December 31, 2020
Residential mortgage-backed securities	$6,126	$60	$1,278	$67	$7,404	$127
Corporate Debt Securities	5,487	13	-	-	5,487	13
	$11,613	$73	$1,278	$67	$12,891	$140

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At June 30, 2021 and December 31, 2020, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities and corporate debt on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at June 30, 2021 and December 31, 2020, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of June 30, 2021 and December 31, 2020 by segment and class:

	June 30, 2021	December 31, 2020
	(In Thousands)
Residential one-to-four family	$229,365	$244,369
Commercial and multi-family	1,714,848	1,690,836
Construction	181,312	155,967
Commercial business(1)	172,129	184,357
Home equity(2)	53,333	53,667
Consumer	459	822
	2,351,446	2,330,018

Less:
Deferred loan fees, net	(1,415)	(1,358)
Allowance for loan losses	(37,472)	(33,639)
Sub-total	(38,887)	(34,997)

Total Loans, net	$2,312,559	$2,295,021
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2021, and the related portion of the allowances for loan losses that is allocated to each loan class, as of June 30, 2021 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, March 31, 2021	$2,837	$23,119	$2,002	$6,581	$293	$-	$645	$35,477

Charge-offs:	(3)	-	-	(103)	-	(198)	-	(304)
Recovery:	-	-	-	1	3	-	-	4
Provisions:	77	1,319	339	373	(2)	201	(12)	2,295
Ending Balance, June 30, 2021:	2,911	24,438	2,341	6,852	294	3	633	37,472

Ending Balance attributable to loans:
Individually evaluated for impairment	282	1,486	150	5,033	18	-	-	6,969
Collectively evaluated for impairment	2,629	22,952	2,191	1,819	276	3	633	30,503
Ending Balance, June 30, 2021	2,911	24,438	2,341	6,852	294	3	633	37,472

Loans Receivables:
Individually evaluated for impairment	5,216	42,013	2,787	10,982	1,283	-	-	62,281
Collectively evaluated for impairment	224,149	1,672,835	178,525	161,147	52,050	459	-	2,289,165
Total Gross Loans:	$229,365	$1,714,848	$181,312	$172,129	$53,333	$459	$-	$2,351,446
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2021	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Charge-offs:	(60)	-	-	(103)	-	(198)	-	(361)
Recovery:	27	-	-	1	6	-	-	34
Provisions:	(349)	2,666	364	648	2	201	628	4,160
Ending Balance, June 30, 2021	$2,911	$24,438	$2,341	$6,852	$294	$3	$633	$37,472
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2020 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, March 31, 2020	$3,131	$14,949	$1,105	$3,957	$625	-	$5	$1,762	$25,534

Recovery:	-	-	-	-	4		4	-	8
Provisions:	(55)	1,993	229	354	55		(3)	727	3,300
Ending Balance June 30, 2020	$3,076	$16,942	$1,334	$4,311	$684		$6	$2,489	$28,842

Ending Balance attributable to loans:
Individually evaluated for impairment	$398	$318	$-	$2,665	$20		$-	$-	$3,401
Collectively evaluated for impairment	2,678	16,624	1,334	1,646	664		6	2,489	25,441
Ending Balance June 30, 2020	$3,076	$16,942	$1,334	$4,311	$684		$6	$2,489	$28,842

Loans Receivables:
Individually evaluated for impairment	$8,233	$9,725	$-	$7,255	$1,625		$-	$-	$26,838
Collectively evaluated for impairment	239,238	1,634,229	111,463	302,029	61,856		603	-	2,349,418
Total Gross Loans:	$247,471	$1,643,954	$111,463	$309,284	$63,481		$603	$-	$2,376,256
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2020	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734

Charge-offs:	(4)	-	-	-	-	-	-	(4)
Recovery:	-	-	-	302	6	4	-	312
Provisions:	358	1,570	90	219	345	2	2,216	4,800
Ending Balance, June 30, 2020	$3,076	$16,942	$1,334	$4,311	$684	$6	$2,489	$28,842
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2021	2020	2020	2021	2021	2020	2020

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:
Residential one-to-four family	$2,961	$37	$4,481	$52	$3,335	$71	$4,547	$104
Commercial and Multi-family	31,702	277	8,580	99	40,320	559	9,714	198
Construction	1,393	-	-	-	929	36	-	-
Commercial business(1)	3,780	27	3,308	112	4,468	39	2,864	155
Home equity(2)	1,105	12	1,102	10	1,111	23	833	13
Consumer	-	-	-	-	-	-	218	6
Total Impaired Loans with no allowance recorded:	$40,941	$353	$17,471	$273	$50,163	$728	$18,176	$476

Loans with an allowance recorded:
Residential one-to-four family	$2,401	$67	$3,805	$6	$2,666	$99	$3,794	$47
Commercial and Multi-family	11,347	102	1,230	-	8,997	231	1,236	20
Construction	1,393	3	-	-	929	3	-	-
Commercial business(1)	8,345	24	2,053	55	7,780	117	1,961	58
Home equity(2)	383	-	405	2	405	2	424	6
Consumer	-	-	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded:	$23,869	$196	$7,493	$63	$20,777	$452	$7,415	$131

Total Impaired Loans:	$64,810	$549	$24,964	$336	$70,940	$1,180	$25,591	$607

__________

(1)Includes business lines of credit.

(2)Includes home equity lines of credit.

The following table summarizes the recorded investment by portfolio class at June 30, 2021 and December 31, 2020. (in thousands):

	As of June 30, 2021			As of December 31, 2020
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans with no related allowance recorded:
Residential one-to-four family	$3,102	$3,504	$-	$4,084	$4,660	$-
Commercial and multi-family	31,047	32,466	-	57,558	58,739	-
Construction	-	-	-	-	-	-
Commercial business(1)	3,062	12,843	-	5,844	17,687	-
Home equity(2)	942	944	-	1,124	1,126	-
Total Impaired Loans with no related allowance recorded:	$38,153	$49,757	$-	$68,610	$82,212	$-

Loans with an allowance recorded:
Residential one-to-four family	$2,114	$2,141	$282	$3,197	$3,252	$416
Commercial and Multi-family	10,966	14,607	1,486	4,296	4,501	378
Construction	2,787	2,787	150	-	-	-
Commercial business(1)	7,920	17,682	5,033	6,648	12,511	3,640
Home equity(2)	341	341	18	450	458	27
Total Impaired Loans with an allowance recorded:	$24,128	$37,558	$6,969	$14,591	$20,722	$4,461

Total Impaired Loans:	$62,281	$87,315	$6,969	$83,201	$102,934	$4,461

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

	At June 30, 2021	At December 31, 2020
	(In thousands)
Recorded investment in TDRs:
Accrual status	$12,556	$13,760
Non-accrual status	3,971	2,303
Total recorded investment in TDRs	$16,527	$16,063

The Company originated three TDR loans totaling $3,225,525 and no new TDR loans for the three months ended June 30, 2021 and June 30, 2020, respectively.

For the three months ended June 30, 2021 and June 30, 2020, TDRs, for which there was a payment default within twelve months of restructuring, totaled $134,537 for one loan and $0, respectively.

The following table sets forth the delinquency status of total loans receivable as of June 30, 2021:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$773	$-	$499	$1,272	$228,093	$229,365	$324
Commercial and multi-family	5,182	-	7,755	12,937	1,701,911	1,714,848	1,425
Construction	1,074	-	2,787	3,861	177,451	181,312	-
Commercial business(1)	844	151	3,381	4,376	167,753	172,129	-
Home equity(2)	187	-	27	214	53,119	53,333	-
Consumer	-	-	-	-	459	459	-
Total	$8,060	$151	$14,449	$22,660	$2,328,786	$2,351,446	$1,749

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at June 30, 2021 and December 31, 2020, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2021, and December 31, 2020, non-accrual loans differed from the amount of total loans past due greater than 90 days due to loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the restructured loan. There were $10.1 million at June 30, 2021 and $11.9 million at December 31, 2020 in nonaccrual loans that were less than ninety days past due. Nonaccrual loans do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $777,000 at June 30, 2021 and $1.1 million at December 31, 2020.

	As of June 30, 2021	As of December 31, 2020
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$464	$1,736
Commercial and multi-family	14,673	8,721
Construction	2,787	-
Commercial business(1)	4,216	5,383
Home equity(2)	34	556

Total	$22,174	$16,396

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the six months ended June 30, 2021 and the twelve months ended December 31, 2020 would have been approximately $1.0 million and $1.5 million, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status. At June 30, 2021 and December 31, 2020, there were $1.7 million and $333,000, respectively, of loans which were more than ninety days past due and still accruing interest.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of June 30, 2021 (in thousands). As of June 30, 2021, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Residential one-to-four family	$228,292	$518	$555	$229,365
Commercial and multi-family	1,636,469	40,696	37,683	1,714,848
Construction	178,525	-	2,787	181,312
Commercial business(1)	159,510	1,964	10,655	172,129
Home equity(2)	53,022	65	246	53,333
Consumer	459	-	-	459

Total Gross Loans	$2,256,277	$43,243	$51,926	$2,351,446

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

Note 8 – Stockholders’ Equity

On December 15, 2020, the Company closed a private placement of its Series H 3.5% Noncumulative Perpetual Preferred Stock, resulting in gross proceeds of $2.2 million for 225 shares.

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

Note 9 – Bank Owned Life Insurance

The Bank purchased $60 million of bank owned life insurance (“BOLI”) in August, 2020 and an additional $8.5 million in January, 2021. BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At June 30, 2021, the Bank had $71.0 million in BOLI. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.

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

The Company believes that the fair values of our goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at June 30, 2021.

Amortization expense of the core deposit intangibles was $14,000 and $18,000 for the three months ended June 30, 2021 and 2020 respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at June 30, 2021 was $205,000 and $5.2 million, respectively. The unamortized balance of the core-deposit intangibles and the amount of goodwill at June 30, 2020 was $266,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2021:
Securities
Debt Securities Available for Sale	$83,543	$-	$83,543	$-
Marketable Equities	$20,841	$20,841	$-	$-
Total Securities	$104,384	$20,841	$83,543	$-

As of December 31, 2020:
Securities
Debt Securities Available for Sale	$99,756	$-	$99,756	$-
Marketable Equities	$17,717	$17,717	$-	$-
Total Securities	$117,473	$17,717	$99,756	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended June 30, 2021 and 2020.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2021
Impaired Loans	$17,159	$-	$-	$17,159
Other real estate owned	$414	$-	$-	$414

As of December 31, 2020:
Impaired Loans	$10,130	$-	$-	$10,130
Other real estate owned	$414	$-	$-	$414

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2021 and December 31, 2020 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
June 30, 2021:
Impaired Loans	$17,159	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$414	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2020:
Impaired Loans	$10,130	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$414	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2021 and December 31, 2020.

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

Note 11 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2021 and December 31, 2020 consisted of the loan balances of $24.1 million net of a valuation allowance of $7.0 million and $14.6 million net of a valuation of loan allowance of $4.4 million, respectively.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$328,257	$328,257	$328,257	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	83,543	83,543	-	83,543	-
Equity investments	20,841	20,841	20,841	-	-
Loans held for sale	3,154	3,154	-	3,154	-
Loans receivable, net	2,312,559	2,265,730	-	-	2,265,730
FHLB of New York stock, at cost	8,881	8,881	-	8,881	-
Accrued interest receivable	10,621	10,621	-	10,621	-

Financial liabilities:
Deposits	2,445,814	2,348,278	1,668,884	679,394	-
Borrowings	128,436	130,432	-	130,432	-
Subordinated debentures	37,159	46,445	-	46,445	-
Accrued interest payable	1,198	1,198	-	1,198	-

	As of December 31, 2020

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$261,229	$261,229	$261,229	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	99,756	99,756	-	99,756	-
Equity investments	17,717	17,717	17,717	-	-
Loans held for sale	3,530	3,530	-	3,530	-
Loans receivable, net	2,295,021	2,309,118	-	-	2,309,118
FHLB of New York stock, at cost	11,324	11,324	-	11,324	-
Accrued interest receivable	12,924	12,924	-	12,924	-
Other Real Estate Owned	-	-	-	-	-

Financial liabilities:
Deposits	2,318,050	2,323,561	1,627,871	695,690	-
Borrowings	191,161	194,899	-	194,899	-
Subordinated debentures	37,042	37,252	-	37,252	-
Accrued interest payable	1,463	1,463	-	1,463	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a 10-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $465,000 and $911,000 at June 30, 2021 and December 31, 2020, respectively.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease cost	$932	$854	$1,884	$1,709
Variable lease cost-operating leases	$244	$196	$490	$398

	At June 30, 2021	At December 31, 2020
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$13,980	$14,988

Current liabilities	$3,379	$3,348
Operating lease liabilities (noncurrent portion)	12,123	13,298
Deferred expenses	(1,246)	(1,422)
Total operating lease liabilities	$14,256	$15,224

The weighted average remaining lease term for operating leases at June 30, 2021 and December 31, 2020 was 6.24 years and 6.57 years, respectively. The weighted average discount rate for operating leases at June 30, 2021 and December 31, 2020 was 2.60 percent and 2.67 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at June 30, 2021 and December 31, 2020 (in thousands):

Maturities of lease liabilities:
	At June 30, 2021	At December 31, 2020
	Operating Leases	Operating Leases
One year or less	$3,379	$3,348
Over one year through three years	5,109	5,424
Over three years through five years	3,299	3,459
Over five years	3,715	4,415
Gross Operating Lease Liabilities	$15,502	$16,646
Deferred Expenses	(1,246)	(1,422)
Total Operating Lease Liabilities	$14,256	$15,224

Note 14 – Subsequent Events

On July 14, 2021, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on August 4, 2021 with a payment date of August 18, 2021.

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2021, we had approximately $2.895 billion in consolidated assets, $2.446 billion in deposits and $258.5 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2021, the Bank operated through 29 branches in Bayonne, Carteret, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

COVID-19 Response

With the global outbreak of COVID-19, the Company remains focused on protecting the health and well-being of its employees and the communities in which it operates while assuring the continuity of its business operations.

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

•Operational Initiatives

oManagement meets on an as-needed basis and actively monitors guidance released by regulators, banking associations as well as state and local government.

oMost employees have returned to work, however social distancing is still encouraged for those that are unvaccinated.

oBarriers are in place in branches and back offices to provide protection.

oBranch and operational offices are cleaned and sanitized as needed and employees have access to masks, gloves and disinfectant.

oManagement provides updates to employees as needed.

oThe Call Center is open six days a week to assist with customer inquiries.

oBranch offices are open; however, customers have the ability to make an appointment if they choose. The Bank is encouraging customers to utilize the ATM, drive-through and electronic banking services whenever possible.

oThe Bank worked with a local provider in April/May to have the vaccine administered at one of the bank’s locations.

•Allowance for Loan Losses (“ALLL”)

oThe Bank increased its loan loss reserves through the addition of $2.3 million in loan loss provisions for the second quarter of 2021, as compared to $3.3 million for the same period last year. The Bank considered qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of borrowers in arriving at its loan loss provision. All of these factors are likely to be affected by the COVID-19 pandemic. Loan categories for specific business types were stressed due to rising delinquencies within those market sectors (hospitality, restaurants, office space, industrial, residential 1-4 (that had previously been granted deferrals) and commercial condos) to determine the potential for collateral shortfalls. The impact of COVID-19 is likely to be felt over the next several quarters. Adjustments to the ALLL may be required as the full impact of COVID-19 on the borrowers’ capacity to make payments and the value of the underlying collateral becomes known.

Loan Deferments

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

oThe Bank continues to monitor customers that previously requested loan deferments and entered into COVID-19 modifications. The loan balances for these customers at June 30, 2021 was approximately $52.3 million. The modifications generally provide a short-term, interest-only period. The Bank does not believe that these modified loans will result in losses, so long as the borrowers' representation of cash flows is realized. Borrowers that have requested modifications with less definitive cash flow projections have been denied and are being analyzed as part of the loan stress testing and Allowance for Loan Loss calculation.

•Paycheck Protection Program (PPP)

oThe Bank partnered with The Loan Source, Inc. and recognized $472,000 in referral fees for the second round of PPP loans in the six months ended June 30, 2021. The PPP program ended on May 31, 2021.

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

•Liquidity and Capital Resources

oThe Company was well positioned with adequate levels of cash and liquid assets as of June 30, 2021, as well as wholesale borrowing capacity of over $800 million. At June 30, 2021, the Bank’s community bank leverage ratio (tier 1 capital to average consolidated assets) (“CBLR”) was 10.03 percent and the Bank is considered “well capitalized” under its regulatory requirements. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter.

oAs of June 30, 2021, the Company had $328.3 million of cash on hand and available wholesale borrowing capacity of over $800 million.

Financial Condition

Total assets increased by $74.2 million, or 2.6 percent, to $2.895 billion at June 30, 2021, from $2.821 billion at December 31, 2020. The increase in total assets was mainly related to increases in total cash and cash equivalents and loans receivable, partly offset by a decrease in investment securities.

Total cash and cash equivalents increased by $67.0 million, or 25.7 percent, to $328.3 million at June 30, 2021 from $261.3 million at December 31, 2020. This increase was primarily due to an increase in deposits, partly offset by net repayments of borrowings.

Loans receivable, net, increased by $17.5 million, or 0.8 percent, to $2.313 billion at June 30, 2021 from $2.295 billion at December 31, 2020. Total loan increases for the first six months of 2021 included increases of $25.3 million in construction loans, $24.0 million in commercial real estate and multi-family loans, partly offset by decreases of $15.0 million in residential one-to-four family loans, $12.2 million in commercial business loans, $334,000 in home equity loans, and $363,000 in consumer loans. The allowance for loan losses increased $3.9 million to $37.5 million, or 169.0 percent of non-accruing loans and 1.59 percent of gross loans, at June 30, 2021 as compared to an allowance for loan losses of $33.6 million, or 205.2 percent of non-accruing loans and 1.44 percent of gross loans, at December 31, 2020.

Total investment securities decreased by $13.1 million, or 11.1 percent, to $104.4 million at June 30, 2021 from $117.5 million at December 31, 2020, representing repayments, calls and maturities, partly offset by purchases of $11.1 million.

Deposit liabilities increased by $127.8 million, or 5.5 percent, to $2.446 billion at June 30, 2021 from $2.318 billion at December 31, 2020. The increase in deposit liabilities mainly related to the recent payments to individuals under the American Rescue Plan Act of 2021, adopted in March of this year to provide additional relief for individuals and businesses affected by the coronavirus pandemic, and proceeds from the second round of PPP loans. Total increases for the six months ended June 30, 2021, included $89.9 million in non-interest-bearing deposit accounts, $29.3 million in money market checking accounts, $18.5 million in savings and club accounts and $5.3 million in NOW deposit accounts. The increase in deposits was partly offset by a decrease of $15.2 million in certificates of deposit, including listing service and brokered deposit accounts. The Company utilizes listing service and brokered certificates of deposit when needed as additional sources of deposit liquidity to fund loan growth. At June 30, 2021, the Company had $17.0 million in listing service deposits and no brokered certificates of deposit.

Debt obligations decreased by $62.6 million, or 27.4 percent, to $165.6 million at June 30, 2021 from $228.2 million at December 31, 2020. The weighted average interest rate of FHLB advances was 1.40 percent at June 30, 2021 and 1.66 percent at December 31, 2020. The fixed interest rate of our subordinated debt balances was 5.625 percent at June 30, 2021 and December 31, 2020. During the six months ended June 30, 2021, the Company opted to extinguish $73.0 million in FHLB advances which held a weighted average rate of 1.99%. The advances were originally set to mature in 2021 through 2024. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 21 basis points on an annualized basis. The related expense for the extinguishment of this debt is included in noninterest expense.

Stockholders’ equity increased by $9.3 million, or 3.7 percent, to $258.5 million at June 30, 2021 from $249.2 million at December 31, 2020. The increase was primarily attributable to the increase in retained earnings of $9.8 million, or 16.8 percent, to $68.1 million at June 30, 2021 from $58.3 million at December 31, 2020, related to the net effect of net income less dividends paid for the six months ended June 30, 2021.

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

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,343,775	$26,888	4.59%	$2,276,740	$26,123	4.59%
Investment Securities	105,520	914	3.46%	106,777	740	2.77%
FHLB Stock and interest earnings assets	322,966	202	0.25%	550,929	343	0.25%
Total Interest-earning assets	2,772,261	28,004	4.04%	2,934,446	27,206	3.71%
Non-interest-earning assets	107,412			83,651
Total assets	$2,879,673			$3,018,097
Interest-bearing liabilities:
Interest-bearing demand accounts	$631,568	$703	0.45%	$466,565	$797	0.68%
Money market accounts	335,877	447	0.53%	327,533	765	0.93%
Savings accounts	315,210	127	0.16%	269,299	106	0.16%
Certificates of Deposit	676,163	1,639	0.97%	1,029,281	5,695	2.21%
Total interest-bearing deposits	1,958,818	2,916	0.60%	2,092,678	7,363	1.41%
Borrowed funds	170,433	1,024	2.40%	287,347	1,852	2.58%
Total interest-bearing liabilities	2,129,251	3,940	0.74%	2,380,024	9,215	1.55%
Non-interest-bearing liabilities	494,928			399,638
Total liabilities	2,624,179			2,779,662
Stockholders' equity	255,494			238,435
Total liabilities and stockholders' equity	$2,879,673			$3,018,097
Net interest income		$24,064			$17,991
Net interest rate spread(1)			3.30%			2.16%
Net interest margin(2)			3.47%			2.45%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,335,051	$53,751	4.60%	$2,230,683	$52,937	4.75%
Investment Securities	109,967	1,904	3.46%	99,542	1,311	2.63%
FHLB Stock and interest earning assets	293,827	424	0.29%	565,776	2,377	0.84%
Total Interest-earning assets	2,738,845	56,079	4.10%	2,896,001	56,625	3.91%
Non-interest-earning assets	108,486			79,193
Total assets	$2,847,331			$2,975,194
Interest-bearing liabilities:
Interest-bearing demand accounts	$621,287	$1,460	0.47%	$436,952	$1,655	0.76%
Money market accounts	326,565	888	0.54%	324,383	2,115	1.30%
Savings accounts	309,010	245	0.16%	264,510	210	0.16%
Certificates of Deposit	679,550	3,631	1.07%	1,074,671	12,128	2.26%
Total interest-bearing deposits	1,936,412	6,224	0.64%	2,100,516	16,108	1.53%
Borrowed funds	188,096	2,229	2.37%	286,089	3,748	2.62%
Total interest-bearing liabilities	2,124,508	8,453	0.80%	2,386,605	19,856	1.66%
Non-interest-bearing liabilities	469,808			349,707
Total liabilities	2,594,316			2,736,312
Stockholders' equity	253,015			238,882
Total liabilities and stockholders' equity	$2,847,331			$2,975,194
Net interest income		$47,626			$36,769
Net interest rate spread(1)			3.30%			2.25%
Net interest margin(2)			3.48%			2.54%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

Results of Operations comparison for the Three Months Ended June 30, 2021 and 2020

Net interest income increased by $6.1 million, or 33.8 percent, to $24.1 million for the second quarter of 2021 from $18.0 million for the second quarter of 2020. The increase in net interest income resulted primarily from a $5.3 million decrease in interest expense and an increase of $798,000 in interest income.

Interest income increased by $798,000, or 2.9 percent, to $28.0 million for the second quarter of 2021 from $27.2 million for the second quarter of 2020. The increase in interest income mainly related to an increase in the average balance of loans receivable of $67.0 million, or 2.9 percent, to $2.344 billion for the second quarter of 2021 from $2.277 billion for the second quarter of 2020. Interest income on loans also included $201,000 of amortization of purchase credit fair value adjustments related to a prior acquisition for the three months ended June 30, 2021, which added approximately three basis points to the average yield on interest earning assets. The increase in interest income on loans was partly offset by a $141,000 decrease in interest income on FHLB Stock and interest earning assets resulting from a decrease in the average balance of total interest-earning deposits of $228.0 million, or 41.4 percent, to $323.0 million for the second quarter of 2021 from $550.9 million for the second quarter of 2020. The decrease in the average balance of interest-earning deposits mainly relates to a decrease in the Company’s level of average cash balances for the second quarter of 2021 as compared to the second quarter of 2020, relating to decreases in the average balances of deposits and FHLB advances.

Interest expense decreased by $5.3 million, or 57.2 percent, to $3.9 million for the second quarter of 2021 from $9.2 million for the second quarter of 2020. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 81 basis points to 0.74 percent for the second quarter of 2021 from 1.55 percent for the second quarter of 2020, as well as a decrease in the average balance of interest-bearing liabilities of $250.0 million, or 10.5 percent, to $2.129 billion for the second quarter of 2021 from $2.379 billion for the second quarter of 2020. The decrease in the average cost of funds primarily resulted from the declining interest rate environment and an increased focus on managing funding costs. The decrease in the average balance of interest-bearing liabilities primarily resulted the Company’s strategy of continued deleveraging.

Net interest margin was 3.47 percent for the second quarter of 2021, compared to 2.45 percent for the second quarter of 2020. The increase in the net interest margin compared to the prior-year period was the result of the volatile financial markets in 2020 attributable to the COVID-19 pandemic, and the current low interest rate environment. Management has been proactive in managing the Company’s cost of funds and has significantly decreased the average cost of total interest-bearing liabilities, while improving the average yield on interest-earning assets for the second quarter of 2021 compared to the second quarter of 2020. Despite the ongoing pandemic, the Company has been able to increase its average balance of loans receivable for the second quarter of 2021 as compared to the second quarter of 2020. The decrease in cost of funds and the increase in the yield on interest-earning assets highlight management’s efforts to maintain a strong net interest margin.

Non-interest income increased by $1.7 million, or 154.5 percent, to $2.8 million for the second quarter of 2021 from $1.1 million for the second quarter of 2020. The increase in total noninterest income was mainly related to BOLI income of $729,000 in the current quarter, an increase in fees and service charges of $492,000, a gain on the sale of premises of $371,000 in the current quarter and an increase in the gain on the sales of loans of $161,000. The BOLI income relates to an initial purchase of $60.0 million of BOLI product in the third quarter of 2020, and an additional purchase of $8.5 million in the first quarter of 2021. The higher fees and service charges related primarily to $144,000 of referral fees for PPP loans. The gains on loan sales are based on market conditions. The gain on the sale of premises results from the sale of a branch office.

Non-interest expense increased by $1.2 million, or 10.1 percent, to $13.2 million for the second quarter of 2021 from $12.0 million for the second quarter of 2020. Salaries and employee benefits expense increased by $830,000, or 14.6 percent, to $6.5 million for the second quarter of 2021 from $5.7 million for the second quarter of 2020, primarily related to $1.1 million of costs deferred for PPP loans in the prior-year period and normal compensation increases, partly offset by fewer full-time equivalent employees. The PPP costs deferred in the prior-year period represent salaries and benefit costs associated with direct PPP loan origination costs. The number of full-time equivalent employees for the second quarter of 2021 was 288, as compared with 340 for the same period in 2020. Occupancy and equipment expense decreased by $242,000, or 8.3 percent, to $2.7 million for the second quarter of 2021 from $2.9 million for the second quarter of 2020, largely related to the termination of building sanitization costs associated with the COVID-19 pandemic in the current quarter and the closure of two of the Company’s branch offices in the fourth quarter of 2020. The Company recognized an expense of $194,000 for a loss on extinguishment of debt, related to the prepayment of higher-cost FHLB borrowings in the second quarter of 2021. Other noninterest expense increased by $223,000, or 16.5 percent, to $1.6 million for the second quarter of 2021 from $1.4 million for the second quarter of 2020. Other noninterest expense consisted of loan expense, business development, office supplies, correspondent bank fees, telephone and communication and miscellaneous fees and expenses. The increase in other noninterest expense in the current period was primarily related to curtailed business development and loan-related expenses in the prior-year period, largely attributable to the pandemic condition.

The income tax provision increased by $2.3 million, or 201.7 percent, to $3.4 million for the second quarter of 2021 from $1.1 million for the second quarter of 2020. The increase in the income tax provision was a result of higher taxable income for the second quarter of 2021 as compared with that same period for 2020. The consolidated effective tax rate for the second quarter of 2021 was 29.6 percent compared to 29.1 percent for the second quarter of 2020. The higher rate in the current period related primarily to a one percent increase in the New Jersey surtax rate.

Results of Operations comparison for the Six Months Ended June 30, 2021 and 2020

Net interest income increased by $10.9 million, or 29.5 percent, to $47.6 million for the first six months of 2021 from $36.7 million for the first six months of 2020. The increase in net interest income resulted primarily from a $11.4 million decrease in interest expense, partly offset by a decrease of $546,000 in interest income.

Interest income decreased by $546,000, or 1.0 percent, to $56.1 million for the first six months of 2021 from $56.6 million for the first six months of 2020. The decrease in interest income mainly related to a $2.0 million reduction in interest income from FHLB stock and other interest earning assets, relating to lower average cash balances and lower yields, and a decrease in the average balance of total interest-earning deposits of $271.9 million, or 48.1 percent, to $293.8 million for the first six months of 2021 from $565.8 million for the first six months of 2020. The decrease in the average balance of interest-earning deposits mainly relates to a decrease in the Company’s level of average cash balances for the first six months of 2021 as compared to the first six months of 2020, relating to decreases in the average balances of deposits and FHLB advances. This decrease in interest income was partly offset by an increase in the average balance of loans receivable of $104.4 million, or 4.7 percent, to $2.335 billion for the first six months of 2021 from $2.231 billion for the first six months of 2020. Interest income on loans also included $412,000 of amortization of purchase credit fair value adjustments related to the acquisition of IAB for the six months ended June 30, 2021, which added approximately two basis points to the average yield on interest earning assets.

Interest expense decreased by $11.4 million, or 57.4 percent, to $8.5 million for the first six months of 2021 from $19.9 million for the first six months of 2020. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 86 basis points to 0.80 percent for the first six months of 2021 from 1.66 percent for the first six months of 2020, as well as a decrease in the average balance of interest-bearing liabilities of $262.1 million, or 11.0 percent, to $2.125 billion for the first six months of 2021 from $2.387 billion for the first six months of 2020. The decrease in the average cost of funds primarily resulted from the declining interest rate environment and an increased focus on managing funding costs. The decrease in the average balance of interest-bearing liabilities primarily resulted the Company’s strategy of continued deleveraging.

Our net interest margin was 3.48 percent for the first six months of 2021, compared to 2.54 percent for the first six months of 2020. The increase in the net interest margin compared to the prior-year period was the result of the volatile financial markets in 2020 attributable to the COVID-19 pandemic, and the current low interest rate environment. Management has been proactive in managing the Company’s cost of funds and has significantly decreased the average cost of total interest-bearing liabilities, while improving the average yield on interest-earning assets for the first six months of 2021 compared to the first six months of 2020. Despite the ongoing pandemic, the Company has been able to increase its average balance of loans receivable for the first six months of 2021 as compared to the first six months of 2020.

Total non-interest income increased by $3.0 million, or 166.3 percent, to $4.8 million for the first six months of 2021 from $1.8 million for the first six months of 2020. The increase in total non-interest income was mainly related to $1.4 million in BOLI income, an increase of $877,000 in fees and service charges, an increase in the gain on sale of loans of $374,000, a gain on the sale of premises of $371,000 and an increase of $301,000 in unrealized gains on equity securities, partly offset by a decrease in other non-interest income of $270,000. The BOLI income relates to an initial purchase of $60.0 million of BOLI product in the third quarter of 2020, and an additional purchase of $8.5 million in the first quarter of 2021. The higher fees and service charges related primarily to $472,000 of referral fees for PPP loans. The gains on loan sales are based on market conditions. The decrease in other non-interest income related primarily to the reversal of certain liabilities previously recorded for acquired loans that paid-off during the first six months of 2020. The gain on the sale of premises results from the sale of a branch office.

Total non-interest expense increased by $424,000, or 1.6 percent, to $26.7 million for the first six months of 2021 from $26.3 million for the first six months of 2020. Salaries and employee benefits expense was unchanged at $13.1 million for the first six months of 2021 and 2020, despite having $1.1 million of costs deferred for PPP loans in the prior year period. The PPP costs deferred in the prior-year period represent salaries and benefit costs associated with direct PPP loan origination costs. The number of full-time equivalent employees for the six months of 2021 was 300, as compared with 356 for the same period in 2020. The Company recognized an expense of $734,000 for a loss on extinguishment of debt, related to the prepayment of higher-cost FHLB borrowings in the six months ended June 30, 2021.

The income tax provision increased by $4.1 million, or 188.1 percent, to $6.3 million for the first six months of 2021 from $2.2 million for the first six months of 2020. The increase in the income tax provision was a result of higher taxable income for the first six months of 2021 as compared to that same period for 2020. The consolidated effective tax rate for the first six months of 2021 was 29.4 percent compared to 29.5 percent for the same period of 2020.

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

At June 30, 2021 and December 31, 2020, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $133.3 million at June 30, 2021 and $191.2 million at December 31, 2020. The average rate of FHLB advances was 1.38 percent at June 30, 2021 and 1.66 percent at December 31, 2020. The subordinated debentures have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debentures to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

The Company had the ability at June 30, 2021 to obtain additional funding from the FHLB of up to $245.7 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $586.0 million at June 30, 2021. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of June 30, 2021, as well as wholesale borrowing capacity of over $800 million, to cover the decrease in cash flow resulting from COVID-19 loan deferments.

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

At June 30, 2021 and December 31, 2020, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of June 30, 2021:
Bank
Community Bank Leverage Ratio	$287,853	10.03%	$200,814	7.00%	243,845	8.50%

As of December 31, 2020:
Bank
Community Bank Leverage Ratio	$278,229	9.85%	$197,169	7.00%	$225,336	8.00%

The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter. The Company had $1.3 million of stock repurchases for the six months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of June 30, 2021, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors set forth under the Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as supplemented by the Company’s subsequent Quarterly Reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2020, the Company issued a press release announcing the adoption of a new stock repurchase program, effective December 16, 2020. Under the stock repurchase program, management is authorized to repurchase up to 500,000 shares of the Company’s common stock.

The following table provides certain information related to shares repurchased by the Company during the six months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2021	-	$-	-	-
February 1 - February 29, 2021	-	-	-	-
March 1 - March 31, 2021	32,093	12.79	32,093	467,907
April 1 - April 30, 2020	-	-	-	-
May 1 - May 31, 2020	-	-	-	-
June 1 - June 30, 2020	65,782	13.16	65,782	402,125
Total	97,875	$13.04	97,875	402,125

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation LinkBase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition LinkBase
Exhibit 101.LAB	XBRL Taxonomy Extension Label LinkBase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation LinkBase
Exhibit 104	Cover page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: August 4, 2021	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)