Form 10-Q
period 2021-09-30
BCB BANCORP INC
filed 2021-11-05
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 2, 2021, BCB Bancorp, Inc., had 17,033,147 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Cash and amounts due from depository institutions	$8,569	$23,201
Interest-earning deposits	434,369	238,028
Total cash and cash equivalents	442,938	261,229

Interest-earning time deposits	735	735
Debt securities available for sale	82,603	99,756
Equity investments	23,534	17,717
Loans held for sale	913	3,530
Loans receivable, net of allowance for loan losses
of $38,156 and $33,639 respectively	2,289,854	2,295,021
Federal Home Loan Bank of New York stock, at cost	8,193	11,324
Premises and equipment, net	12,998	15,272
Accrued interest receivable	10,388	12,924
Other real estate owned	-	414
Deferred income taxes	13,515	12,574
Goodwill and other intangibles	5,445	5,488
Operating lease right-of-use assets	13,245	14,988
Bank-owned life insurance ("BOLI")	71,728	61,033
Other assets	7,698	9,011
Total Assets	$2,983,787	$2,821,016

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$544,619	$402,100
Interest bearing deposits	1,996,786	1,915,950
Total deposits	2,541,405	2,318,050
FHLB advances	118,573	191,161
Subordinated debentures	37,217	37,042
Operating lease liability	13,533	15,224
Other liabilities	9,978	10,328
Total Liabilities	2,720,706	2,571,805

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,596 shares of Series D 4.5%, Series G 6%, and Series H 3.5%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at September 30, 2021 and December 31, 2020	-	-
Additional paid-in capital preferred stock	25,723	25,723
Common stock: no par value; 40,000,000 shares authorized; issued 19,692,259 and 19,574,858 at September 30, 2021 and December 31, 2020, respectively, outstanding 17,035,675 shares and 17,107,640 shares, at September 30, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital common stock	193,613	192,276
Retained earnings	73,388	58,335
Accumulated other comprehensive loss	(214)	(205)
Treasury stock, at cost, 2,656,584 and 2,467,218 shares at September 30, 2021 and December 31, 2020, respectively	(29,429)	(26,918)
Total Stockholders' Equity	263,081	249,211
Total Liabilities and Stockholders' Equity	$2,983,787	$2,821,016

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$26,922	$27,126	$80,673	$80,063
Mortgage-backed securities	159	393	532	1,450
Other investment securities	814	693	2,345	947
FHLB stock and other interest earning assets	249	254	673	2,631
Total interest income	28,144	28,466	84,223	85,091

Interest expense:
Deposits:
Demand	1,059	1,157	3,407	4,927
Savings and club	131	113	376	324
Certificates of deposit	1,344	4,531	4,975	16,658
	2,534	5,801	8,758	21,909
Borrowings	997	1,775	3,226	5,523
Total interest expense	3,531	7,576	11,984	27,432

Net interest income	24,613	20,890	72,239	57,659
Provision for loan losses	680	2,726	4,840	7,526

Net interest income after provision for loan losses	23,933	18,164	67,399	50,133

Non-interest income:
Fees and service charges	713	875	2,853	2,138
BOLI income	765	385	2,195	385
Gain on sales of loans	83	174	575	292
Loss on sale of impaired loans held in portfolio	-	-	(64)	-
Gain on sales of other real estate owned	11	-	11	-
Gain on sales of premises	-	4,378	371	4,378
Gain on sale of investment securities	-	306	-	306
Realized and unrealized (losses) gains on equity investments	(307)	778	(4)	820
Other	52	59	150	427
Total non-interest income	1,317	6,955	6,087	8,746

Non-interest expense:
Salaries and employee benefits	6,511	6,385	19,568	19,456
Occupancy and equipment	2,983	2,996	8,604	8,730
Data processing and communications	1,511	1,394	4,493	4,256
Professional fees	543	421	1,446	1,289
Director fees	233	471	790	1,194
Regulatory assessments	303	311	993	883
Advertising and promotional	200	59	392	825
Other real estate owned, net	(11)	11	12	58
Loss from extinguishment of debt	337	313	1,071	313
Other	918	981	2,899	2,654
Total non-interest expense	13,528	13,342	40,268	39,658

Income before income tax provision	11,722	11,777	33,218	19,221
Income tax provision	3,400	3,465	9,729	5,662

Net Income	$8,322	$8,312	$23,489	$13,559
Preferred stock dividends	286	332	852	1,014
Net Income available to common stockholders	$8,036	$7,980	$22,637	$12,545

Net Income per common share-basic and diluted
Basic	$0.47	$0.47	$1.33	$0.73
Diluted	$0.47	$0.47	$1.31	$0.73

Weighted average number of common shares outstanding
Basic	17,019	17,069	17,085	17,250
Diluted	17,222	17,069	17,242	17,268

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net Income	$8,322	$8,312	$23,489	$13,559
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period	(161)	(129)	(12)	3,783
Tax Effect	40	32	3	(938)
Other comprehensive (loss) income	(121)	(97)	(9)	2,845
Comprehensive income	$8,201	$8,215	$23,480	$16,404

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2021	$-	$-	$217,999	$58,335	$(26,918)	$(205)	$249,211
Net income	-	-	-	23,489	-	-	23,489
Other comprehensive income	-	-	-	-	-	(9)	(9)
Stock-based compensation expense	-	-	337	-	-	-	337
Exercise of stock options (31,000 shares)	-	-	281	-	-	-	281
Treasury stock purchases (189,366 shares)	-	-	-	-	(2,511)	-	(2,511)
Dividends payable on Series D 4.5%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(852)	-	-	(852)
Cash dividends on common stock ($0.14 per share declared for the first two quarters ended June 30, 2021 and $0.16 per share for the quarter ended September 30, 2021)	-	-	-	(7,241)	-	-	(7,241)
Dividend reinvestment plan	-	-	343	(343)	-	-	-
Stock purchase plan	-	-	376	-	-	-	376
Balance at September 30, 2021	$-	$-	$219,336	$73,388	$(29,429)	$(214)	$263,081

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2021	$-	$-	$218,691	$68,123	$(28,197)	$(93)	$258,524
Net income	-	-	-	8,322	-	-	8,322
Other comprehensive income	-	-	-	-	-	(121)	(121)
Stock-based compensation expense	-	-	86	-	-	-	86
Exercise Stock Option Expense (31,000 shares)	-	-	281	-	-	-	281
Treasury stock purchases (91,491 shares)	-	-	-	-	(1,232)	-	(1,232)
Dividends payable on Series D 4.5%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(286)	-	-	(286)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,647)	-	-	(2,647)
Dividend reinvestment plan	-	-	124	(124)	-	-	-
Stock purchase plan	-	-	154	-	-	-	154
Balance at September 30, 2021	$-	$-	$219,336	$73,388	$(29,429)	$(214)	$263,081

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2020	$-	$-	$215,310	$48,429	$(22,048)	$(2,218)	$239,473
Net income	-	-	-	13,559	-	-	13,559
Other comprehensive income	-	-	-	-	-	2,845	2,845
Cost for issuance of common stock	-	-	(126)	-	-	-	(126)
Issuance of Series H Preferred Stock	-	-	8,950	-	-	-	8,950
Redemption of Series D Preferred Stock	-	-	(10,485)	-	-	-	(10,485)
Exercise of stock options (500 shares)	-	-	5	-	-	-	5
Stock-based compensation expense	-	-	944	-	-	-	944
Treasury stock purchases (500,000 shares)	-	-	-	-	(4,870)	-	(4,870)
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(1,014)	-	-	(1,014)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(6,915)	-	-	(6,915)
Dividend reinvestment plan	-	-	317	(317)	-	-	-
Stock purchase plan	-	-	321	-	-	-	321
Balance at September 30, 2020	$-	$-	$215,236	$53,742	$(26,918)	$627	$242,687

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2020	$-	$-	$219,116	$48,097	$(26,918)	$724	$241,019
Net income	-	-	-	8,312	-	-	8,312
Other comprehensive income	-	-	-	-	-	(97)	(97)
Issuance of Series H Preferred Stock	-	-	5,870	-	-	-	5,870
Redemption of Series C and F preferred stock	-	-	(10,345)	-	-	-	(10,345)
Stock-based compensation expense	-	-	385	-	-	-	385
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, and Series G 6% noncumulative perpetual preferred stock	-	-	-	(332)	-	-	(332)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,227)	-	-	(2,227)
Dividend reinvestment plan	-	-	108	(108)	-	-	-
Stock purchase plan	-	-	102	-	-	-	102
Balance at September 30, 2020	$-	$-	$215,236	$53,742	$(26,918)	$627	$242,687

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$23,489	$13,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,156	2,216
Amortization and accretion, net	(406)	(1,864)
Provision for loan losses	4,840	7,526
Deferred income tax benefit	(938)	(1,942)
Loans originated for sale	(21,927)	(13,112)
Proceeds from sales of loans	25,119	12,811
Gain on sales of loans originated for sale	(575)	(292)
Gain on sales of investment securities	-	(306)
Gain on sale of premises	(371)	(4,378)
Realized and unrealized losses (gains) on equity investments	4	(820)
Gain on sales of other real estate owned	(11)	-
Loss on sale of impaired loans held in portfolio	64	-
Stock-based compensation expense	337	944
BOLI income	(2,195)	(385)
Decrease (increase) in interest receivable	2,536	(9,428)
Decrease (increase) in other assets	1,313	(1,739)
Decrease in accrued interest payable	(803)	(1,223)
Increase in other liabilities	454	4,987
Net Cash Provided by Operating Activities	33,086	6,554
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	29,245	24,663
Purchases of securities	(18,345)	(70,561)
Proceeds from sale of impaired loans	3,442	-
Proceeds from sales of securities	-	10,419
Purchase of loans	-	(48,360)
Net increase in loans receivable	(1,671)	(170,233)
Purchases of BOLI	(8,500)	(60,000)
Proceeds from sales of other real estate owned	425	-
Additions to premises and equipment	(254)	(1,305)
Proceeds from the sale of fixed assets and premises	742	7,419
Redemption of Federal Home Loan Bank of New York stock	3,131	661
Net Cash Provided by (Used In) Investing Activities	8,215	(307,297)
Cash flows from financing activities:
Net increase (decrease) in deposits	223,355	(88,725)
Proceeds from Federal Home Loan Bank of New York advances	10,000	48,800
Repayments of Federal Home Loan Bank of New York advances	(83,000)	(35,000)
Purchases of treasury stock	(2,511)	(4,870)
Cash dividends paid on common stock	(7,241)	(6,915)
Cash dividends paid on preferred stock	(852)	(1,014)
Net proceeds from issuance of common stock	376	195
Net proceeds from issuance of preferred stock	-	8,950
Net payment on redemption of preferred stock	-	(10,485)
Exercise of stock options	281	5
Net Cash Provided by (Used In) Financing Activities	140,408	(89,059)

Net Increase (Decrease) in Cash and Cash Equivalents	181,709	(389,802)
Cash and Cash Equivalents-Beginning	261,229	550,353

Cash and Cash Equivalents-Ending	$442,938	$160,551

Supplementary Cash Flow Information:
Cash paid during the year for:
Income taxes	$10,150	$10,554
Interest	12,787	28,656

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

Note 3 – Reclassification

Certain amounts as of December 31, 2020 and for the three-month and nine-month periods ended September 30, 2020 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

Note 4 – Equity Incentive Plans

Equity Incentive Plans

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank were eligible to participate in the 2011 Stock Plan. All stock options were granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees were permitted to receive incentive stock options. No awards may be granted under this Plan after April 28, 2021.

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

Under the 2018 Equity Incentive Plan, on February 10, 2021, grants of 66,000 options, in aggregate, were declared for members of the Board of Directors of the Bank and the Company which vest over a 5-year period, commencing on the first anniversary of the grant date. The exercise price was recorded as of close of business on February 10, 2021. On February 10, 2021, awards of 26,400 shares of restricted stock, in aggregate, were declared for members of the Board of Directors of the Bank and the Company, which vest over a 4-year period, commencing on the anniversary of the award date. On February 19, 2021, an award of 300 shares of restricted stock was declared for an officer of the Bank and the Company, which vests over a 2-year period, commencing on the anniversary of the award date.

Further, on April 26, 2021, grants of 6,800 options, in aggregate, were declared for certain officers of the Bank and the Company, which vest over a 5-year period commencing on the first anniversary of the grant date. The exercise price was recorded as of close of business on April 26, 2021.

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of September 30, 2021 and 2020.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	22,304	$12.46
Granted	26,700	12.89
Vested	(22,304)	12.46
Forfeited	-	-
Non-vested at September 30, 2021	26,700	$12.89

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	81,278	$11.96
Granted	-	-
Vested	(25,232)	12.40
Forfeited	(2,332)	11.97
Non-vested at September 30, 2020	53,714	$11.78

Expected future expenses relating to the non-vested restricted shares outstanding as of September 30, 2021 was approximately $270,000 over a weighted average period of 3.34 years.

The following tables present a summary of the status of the Company’s outstanding stock option awards as of September 30, 2021 and 2020.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2021	1,192,348	$8.93-13.32	$11.45

Options granted	72,800	12.89-13.68	12.96
Options exercised	(67,623)	8.93-12.46	9.83
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at September 30, 2021	1,197,525	$9.03-13.68	$11.64

As of September 30, 2021, stock options which were granted and were exercisable totaled 854,725 stock options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 342,800 shares of unvested options outstanding as of September 30, 2021 was $620,000 over a weighted average period of 4.66 years.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2020	1,200,975	$8.93-13.32	$11.45

Options granted	-	-	-
Options exercised	(500)	10.55	10.55
Options forfeited	(8,127)	11.26-12.46	11.68
Options expired	-	-	-

Outstanding at September 30, 2020	1,192,348	$8.93-13.32	$11.45

As of September 30, 2020, stock options which were granted and were exercisable totaled 660,736 stock options.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2021 and 2020, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended September 30, 2021 and 2020, the weighted average number of outstanding options considered to be anti-dilutive were 1,144 and 0, respectively. For the nine months ended September 30, 2021 and 2020, the weighted average number of outstanding options considered to be anti-dilutive were 7,015 and 0, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income available to common stockholders	$8,036			$7,980

Basic earnings per share:
Income available to common stockholders	$8,036	17,019	$0.47	$7,980	17,069	$0.47

Effect of dilutive securities:
Stock options	-	203		-	-

Diluted earnings per share:
Income available to common stockholders	$8,036	17,222	$0.47	$7,980	17,069	$0.47

	For the Nine Months Ended September 30,
	2021			2020
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income available to common stockholders	$22,637			$12,545

Basic earnings per share:
Income available to common stockholders	$22,637	17,085	$1.33	$12,545	17,250	$0.73

Effect of dilutive securities:
Stock options	-	157		-	18

Diluted earnings per share:
Income available to common stockholders	$22,637	17,242	$1.31	$12,545	17,268	$0.73

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
(In Thousands)	2021	2020	2021	2020
Net (losses) gains recognized during the period on equity securities	$(307)	$778	$(4)	$780
Less: Net gains recognized during the period on equity securities sold during the period	-	-	-	40
Realized and unrealized (losses) gains on equity investments still held at the reporting date	$(307)	$778	$(4)	$820

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30, 2021 and December 31, 2020:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
Less than one year	$2,974	$-	$103	$2,871
More than one to five years	81	-	-	81
More than five to ten years	5,045	153	19	5,179
More than ten years	26,196	523	258	26,461
	34,296	676	380	34,592
Corporate Debt securities:
More than five to ten years	41,506	2,525	271	43,760

Municipal obligations:
More than ten years	4,131	120	-	4,251

Total securities	$79,933	$3,321	$651	$82,603

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$3,208	$10	$67	$3,151
More than five to ten years	4,799	163	-	4,962
More than ten years	40,531	741	60	41,212
Sub-total:	48,538	914	127	49,325

Corporate Debt securities:
More than five to ten years	32,279	1,719	13	33,985
Sub-total:	32,279	1,719	13	33,985

Municipal obligations:
Due within one year	12,048	-	-	12,048
Due after ten years	4,209	189	-	4,398
Sub-total:	16,257	189	-	16,446

Total Debt Securities Available	$97,074	$2,822	$140	$99,756

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2021
Residential mortgage-backed securities	$8,073	$196	$3,570	$184	$11,643	$380
Corporate Debt securities	5,954	271	-	-	5,954	271
	$14,027	$467	$3,570	$184	$17,597	$651

December 31, 2020
Residential mortgage-backed securities	$6,126	$60	$1,278	$67	$7,404	$127
Corporate Debt Securities	5,487	13	-	-	5,487	13
	$11,613	$73	$1,278	$67	$12,891	$140

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At September 30, 2021 and December 31, 2020, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities and corporate debt on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at September 30, 2021 and December 31, 2020, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of September 30, 2021 and December 31, 2020 by segment and class:

	September 30, 2021	December 31, 2020
	(In Thousands)
Residential one-to-four family	$224,330	$244,369
Commercial and multi-family	1,739,976	1,690,836
Construction	149,076	155,967
Commercial business(1)	161,416	184,357
Home equity(2)	52,109	53,667
Consumer	2,730	822
	2,329,637	2,330,018

Less:
Deferred loan fees, net	(1,627)	(1,358)
Allowance for loan losses	(38,156)	(33,639)
Sub-total	(39,783)	(34,997)

Total Loans, net	$2,289,854	$2,295,021
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2021, and the related portion of the allowances for loan losses that is allocated to each loan class, as of September 30, 2021 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, June 30, 2021	$2,911	$24,438	$2,341	$6,852	$294	$3	$633	$37,472

Charge-offs:	-	-	-	-	-	-	-	-
Recovery:	-	-	-	1	3	-	-	4
Provisions:	(75)	370	(307)	879	19	20	(226)	680
Ending Balance, September 30, 2021:	2,836	24,808	2,034	7,732	316	23	407	38,156

Ending Balance attributable to loans:
Individually evaluated for impairment	276	1,469	150	5,770	16	-	-	7,681
Collectively evaluated for impairment	2,560	23,339	1,884	1,962	300	23	407	30,475
Ending Balance, September 30, 2021	2,836	24,808	2,034	7,732	316	23	407	38,156

Loans Receivables:
Individually evaluated for impairment	5,104	39,356	2,787	10,343	1,273	-	-	58,863
Collectively evaluated for impairment	219,226	1,700,620	146,289	151,073	50,836	2,730	-	2,270,774
Total Gross Loans:	$224,330	$1,739,976	$149,076	$161,416	$52,109	$2,730	$-	$2,329,637
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2021	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Charge-offs:	(60)	-	-	(103)	-	(198)	-	(361)
Recovery:	27	-	-	2	-	9	-	38
Provisions:	(424)	3,036	57	1,527	30	212	402	4,840
Ending Balance, September 30, 2021	$2,836	$24,808	$2,034	$7,732	$316	$23	$407	$38,156
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2020 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, June 30, 2020	$3,076	$16,942	$1,334	$4,311	$684	-	$6	$2,489	$28,842

Recovery:	-	-	-	190	2		-	-	192
Provisions:	58	1,731	395	2,891	(63)		6	(2,292)	2,726
Ending Balance September 30, 2020	$3,134	$18,673	$1,729	$7,392	$623		$12	$197	$31,760

Ending Balance attributable to loans:
Individually evaluated for impairment	$385	$313	$-	$3,128	$27		$-	$-	$3,853
Collectively evaluated for impairment	2,749	18,360	1,729	4,264	596		12	197	27,907
Ending Balance September 30, 2020	$3,134	$18,673	$1,729	$7,392	$623		$12	$197	$31,760

Loans Receivables:
Individually evaluated for impairment	$8,533	$13,980	$-	$7,163	$1,642		$-	$-	$31,318
Collectively evaluated for impairment	233,263	1,663,688	134,769	304,041	59,331		770	-	2,395,862
Total Gross Loans:	$241,796	$1,677,668	$134,769	$311,204	$60,973		$770	$-	$2,427,180
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2020	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734

Charge-offs:	(4)	-	-	-	-	-	-	(4)
Recovery:	-	-	-	492	8	4	-	504
Provisions:	416	3,301	485	3,110	282	8	(76)	7,526
Ending Balance, September 30, 2020	$3,134	$18,673	$1,729	$7,392	$623	$12	$197	$31,760
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2021	2020	2020	2021	2021	2020	2020

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:
Residential one-to-four family	$3,050	$37	$4,664	$16	$2,973	$108	$4,652	$120
Commercial and Multi-family	29,742	271	10,632	36	30,614	830	9,974	234
Construction	-	-	-	-	929	36	-	-
Commercial business(1)	2,465	65	4,380	53	3,143	104	3,541	208
Home equity(2)	938	12	1,204	6	1,048	35	1,091	25
Consumer	-	-	-	-	-	-	-	-
Total Impaired Loans with no allowance recorded:	$36,195	$385	$20,880	$111	$38,707	$1,113	$19,258	$587

Loans with an allowance recorded:
Residential one-to-four family	$2,110	$66	$3,720	$3	$2,302	$165	$3,714	$50
Commercial and Multi-family	10,942	100	1,221	-	11,204	331	1,225	20
Construction	2,787	3	-	-	1,858	6	-	-
Commercial business(1)	8,197	24	2,830	82	8,388	141	2,420	140
Home equity(2)	340	-	431	2	368	2	440	8
Consumer	-	-	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded:	$24,376	$193	$8,202	$87	$24,120	$645	$7,799	$218

Total Impaired Loans:	$60,571	$578	$29,082	$198	$62,827	$1,758	$27,057	$805

__________

(1)Includes business lines of credit.

(2)Includes home equity lines of credit.

The following table summarizes the recorded investment by portfolio class at September 30, 2021 and December 31, 2020. (in thousands):

	As of September 30, 2021			As of December 31, 2020
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans with no related allowance recorded:
Residential one-to-four family	$2,998	$3,343	$-	$4,084	$4,660	$-
Commercial and multi-family	28,438	29,892	-	57,558	58,739	-
Construction	-	-	-	-	-	-
Commercial business(1)	1,869	6,473	-	5,844	17,687	-
Home equity(2)	934	936	-	1,124	1,126	-
Total Impaired Loans with no related allowance recorded:	$34,239	$40,644	$-	$68,610	$82,212	$-

Loans with an allowance recorded:
Residential one-to-four family	$2,106	$2,134	$276	$3,197	$3,252	$416
Commercial and Multi-family	10,918	14,551	1,469	4,296	4,501	378
Construction	2,787	2,787	150	-	-	-
Commercial business(1)	8,474	21,284	5,770	6,648	12,511	3,640
Home equity(2)	339	339	16	450	458	27
Total Impaired Loans with an allowance recorded:	$24,624	$41,095	$7,681	$14,591	$20,722	$4,461

Total Impaired Loans:	$58,863	$81,739	$7,681	$83,201	$102,934	$4,461

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

	At September 30, 2021	At December 31, 2020
	(In thousands)
Recorded investment in TDRs:
Accrual status	$12,568	$13,760
Non-accrual status	3,823	2,303
Total recorded investment in TDRs	$16,391	$16,063

The Company originated one TDR loan totaling $168,102 and five new TDR loans totaling $458,181 for the three months ended September 30, 2021 and September 30, 2020, respectively.

For the three months ended September 30, 2021 and September 30, 2020, TDRs, for which there was a payment default within twelve months of restructuring, totaled $232,072 for one loan and $602,274 for two loans respectively.

The following table sets forth the delinquency status of total loans receivable as of September 30, 2021:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$463	$-	$152	$615	$223,715	$224,330	$-
Commercial and multi-family	2,992	-	6,047	9,039	1,730,937	1,739,976	651
Construction	-	-	2,787	2,787	146,289	149,076	-
Commercial business(1)	723	434	3,352	4,509	156,907	161,416	-
Home equity(2)	32	-	33	65	52,044	52,109	-
Consumer	-	-	-	-	2,730	2,730	-
Total	$4,210	$434	$12,371	$17,015	$2,312,622	$2,329,637	$651

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at September 30, 2021 and December 31, 2020, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2021, and December 31, 2020, non-accrual loans differed from the amount of total loans past due greater than 90 days due to loans which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the loan. There were $9.5 million at September 30, 2021 and $11.9 million at December 31, 2020 in nonaccrual loans that were less than ninety days past due. Nonaccrual loans do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $667,000 at September 30, 2021 and $1.1 million at December 31, 2020.

	As of September 30, 2021	As of December 31, 2020
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$455	$1,736
Commercial and multi-family	13,322	8,721
Construction	2,787	-
Commercial business(1)	4,128	5,383
Home equity(2)	33	556

Total	$20,725	$16,396

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020 would have been approximately $998,000 and $1.2 million, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status. At September 30, 2021 and December 31, 2020, there were $651,000 and $333,000, respectively, of loans which were more than ninety days past due and still accruing interest.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of September 30, 2021 (in thousands). As of September 30, 2021, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Residential one-to-four family	$223,275	$511	$544	$224,330
Commercial and multi-family	1,661,477	43,551	34,948	1,739,976
Construction	146,289	-	2,787	149,076
Commercial business(1)	146,549	4,844	10,023	161,416
Home equity(2)	51,802	62	245	52,109
Consumer	2,730	-	-	2,730

Total Gross Loans	$2,232,122	$48,968	$48,547	$2,329,637

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

Note 9 – Bank Owned Life Insurance

The Bank purchased $60 million of bank owned life insurance (“BOLI”) in August, 2020 and an additional $8.5 million in January, 2021. BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At September 30, 2021, the Bank had $71.7 million in BOLI. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.

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

The Company believes that the fair values of our goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at September 30, 2021.

Amortization expense of the core deposit intangibles was $14,000 and $43,000 for the three and nine months ended September 30, 2021, respectively, and $16,000 and $49,000 for the three and nine months ended September 30, 2020, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at September 30, 2021 was $191,000 and $5.3 million, respectively, and at September 30, 2020 was $250,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The only assets or liabilities that the Company measured at fair value on a recurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2021:
Securities
Debt Securities Available for Sale	$82,603	$-	$82,603	$-
Marketable Equities	$23,534	$23,534	$-	$-
Total Securities	$106,137	$23,534	$82,603	$-

As of December 31, 2020:
Securities
Debt Securities Available for Sale	$99,756	$-	$99,756	$-
Marketable Equities	$17,717	$17,717	$-	$-
Total Securities	$117,473	$17,717	$99,756	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended September 30, 2021 and 2020.

The only assets or liabilities that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2021
Impaired Loans	$16,943	$-	$-	$16,943
Other real estate owned	$-	$-	$-	$-

As of December 31, 2020:
Impaired Loans	$10,130	$-	$-	$10,130
Other real estate owned	$414	$-	$-	$414

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2021 and December 31, 2020 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
September 30, 2021:
Impaired Loans	$16,943	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$-	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2020:
Impaired Loans	$10,130	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$414	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2021 and December 31, 2020.

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

Note 11 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2021 and December 31, 2020 consisted of the loan balances of $24.6 million net of a valuation allowance of $7.7 million and $14.6 million net of a valuation of loan allowance of $4.5 million, respectively.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$442,938	$442,938	$442,938	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	82,603	82,603	-	82,603	-
Equity investments	23,534	23,534	23,534	-	-
Loans held for sale	913	913	-	913	-
Loans receivable, net	2,289,854	2,237,471	-	-	2,237,471
FHLB of New York stock, at cost	8,193	8,193	-	8,193	-
Accrued interest receivable	10,388	10,388	-	10,388	-

Financial liabilities:
Deposits	2,541,405	2,429,607	1,750,043	679,564	-
Borrowings	118,573	120,049	-	120,049	-
Subordinated debentures	37,217	45,913	-	45,913	-
Accrued interest payable	660	660	-	660	-

	As of December 31, 2020

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$261,229	$261,229	$261,229	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	99,756	99,756	-	99,756	-
Equity investments	17,717	17,717	17,717	-	-
Loans held for sale	3,530	3,530	-	3,530	-
Loans receivable, net	2,295,021	2,309,118	-	-	2,309,118
FHLB of New York stock, at cost	11,324	11,324	-	11,324	-
Accrued interest receivable	12,924	12,924	-	12,924	-
Other Real Estate Owned	-	-	-	-	-

Financial liabilities:
Deposits	2,318,050	2,323,561	1,627,871	695,690	-
Borrowings	191,161	194,899	-	194,899	-
Subordinated debentures	37,042	37,252	-	37,252	-
Accrued interest payable	1,463	1,463	-	1,463	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a 10-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital will be used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $407,000 and $582,000 at September 30, 2021 and December 31, 2020, respectively.

The Company also has $4,124,000 of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly, equal to the three-month LIBOR plus 2.65%.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease cost	$917	$850	$2,801	$2,559
Variable lease cost-operating leases	$236	$201	$726	$599

	At September 30, 2021	At December 31, 2020
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$13,245	$14,988

Current liabilities	$3,375	$3,348
Operating lease liabilities (noncurrent portion)	11,315	13,298
Deferred expenses	(1,157)	(1,422)
Total operating lease liabilities	$13,533	$15,224

The weighted average remaining lease term for operating leases at September 30, 2021 and December 31, 2020 was 6.10 years and 6.57 years, respectively. The weighted average discount rate for operating leases at September 30, 2021 and December 31, 2020 was 2.60 percent and 2.67 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at September 30, 2021 and December 31, 2020 (in thousands):

Maturities of lease liabilities:
	At September 30, 2021	At December 31, 2020
	Operating Leases	Operating Leases
One year or less	$3,375	$3,348
Over one year through three years	4,783	5,424
Over three years through five years	3,154	3,459
Over five years	3,378	4,415
Gross Operating Lease Liabilities	$14,690	$16,646
Deferred Expenses	(1,157)	(1,422)
Total Operating Lease Liabilities	$13,533	$15,224

Note 14 – Subsequent Events

On October 13, 2021, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on November 1, 2021 with a payment date of November 15, 2021.

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2021, we had approximately $2.984 billion in consolidated assets, $2.541 billion in deposits and $263.1 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2021, the Bank operated through 29 branches in Bayonne, Carteret, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

•Operational Initiatives

oManagement meets on an as-needed basis and actively monitors guidance released by regulators, banking associations as well as state, federal and local government.

oMost employees have returned to work; however social distancing is still encouraged for those that are unvaccinated.

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

oThe Bank worked with a local provider in April/May 2021 to have the vaccine administered at one of the bank’s locations.

•Allowance for Loan Losses (“ALLL”)

oThe Bank increased its loan loss reserves through the addition of $680,000 in loan loss provisions for the third quarter of 2021, as compared to $2.7 million for the same period last year. The Bank considered qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of borrowers in arriving at its loan loss provision. All of these factors are likely to be affected by the COVID-19 pandemic. Loan categories for specific business types were stressed due to rising delinquencies within those market sectors (restaurants, mixed use/office space, and commercial condos) to determine the potential for collateral shortfalls. The impact of COVID-19 is likely to be felt over the next several quarters. Adjustments to the ALLL may be required as the full impact of COVID-19 on the borrowers’ capacity to make payments and the value of the underlying collateral becomes known.

•Loan Deferments

oThe Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. As of September 30, 2021, most of these loans are accruing interest and the Bank is considering the loans within the overall allowance for loan loss analysis.

oThe Bank has worked with customers that previously requested loan deferments and entered into COVID-19 modifications. The loan balances for these customers at September 30, 2021 was approximately $38.8 million. The modifications generally provide a short-term, interest-only period. The Bank does not believe that these modified loans will result in losses, so long as the borrowers' representation of cash flows is realized. Borrowers that have requested modifications with less definitive cash flow projections have been denied and are being analyzed as part of the loan stress testing and Allowance for Loan Loss calculation.

•Paycheck Protection Program (PPP)

oThe Bank has partnered with The Loan Source, Inc. and recognized $495,000 in referral fees for the second round of PPP loans in the nine months ended September 30, 2021.

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

•Liquidity and Capital Resources

oThe Company was well positioned with adequate levels of cash and liquid assets as of September 30, 2021, as well as wholesale borrowing capacity of over $800 million. At September 30, 2021, the Bank’s community bank leverage ratio (tier 1 capital to average consolidated assets) (“CBLR”) was 9.93 percent and the Bank is considered “well capitalized” under its regulatory requirements. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter.

Financial Condition

Total assets increased by $162.8 million, or 5.8 percent, to $2.984 billion at September 30, 2021, from $2.821 billion at December 31, 2020. The increase in total assets was mainly related to increases in total cash and cash equivalents.

Total cash and cash equivalents increased by $181.7 million, or 69.6 percent, to $442.9 million at September 30, 2021 from $261.2 million at December 31, 2020. This increase was primarily due to an increase in deposits, partly offset by net repayments of borrowings.

Loans receivable, net, decreased by $5.2 million, or 0.20 percent, to $2.290 billion at September 30, 2021 from $2.295 billion at December 31, 2020. Total loan decreases for the first nine months of 2021 included decreases of $23.0 million in commercial business loans, $20.1 million in residential one-to-four family loans, $6.9 million in construction loans, and $1.6 million in home equity loans, partly offset by increases of $49.0 million in commercial real estate and multi-family loans and $1.9 million in consumer loans. This reduction in loans receivable, net, is partially due to loan prepayments for the period. The allowance for loan losses increased $4.5 million to $38.2 million, or 184.1 percent of non-accruing loans and 1.64 percent of gross loans, at September 30, 2021 as compared to an allowance for loan losses of $33.6 million, or 205.2 percent of non-accruing loans and 1.44 percent of gross loans, at December 31, 2020.

Total investment securities decreased by $11.3 million, or 9.6 percent, to $106.1 million at September 30, 2021 from $117.4 million at December 31, 2020, representing repayments, calls and maturities, partly offset by purchases of $18.3 million.

Deposit liabilities increased by $223.4 million, or 9.6 percent, to $2.541 billion at September 30, 2021 from $2.318 billion at December 31, 2020. The increase in deposit liabilities mainly related to the recent payments to individuals under the American Rescue Plan Act of 2021, adopted in March 2021 to provide additional relief for individuals and businesses affected by the coronavirus pandemic, and proceeds from the second round of Paycheck Protection Program (“PPP”) loans. Total increases for the nine months ended September 30, 2021, included $142.5 million in non-interest-bearing deposit accounts, $36.3 million in money market checking accounts, $30.6 million in NOW deposit accounts and $29.1 million in savings and club accounts. The increase in deposits was partly offset by a decrease of $15.1 million in certificates of deposit, including listing service and brokered deposit accounts. The Company utilizes listing service and brokered certificates of deposit when needed as additional sources of deposit liquidity to fund loan growth. At September 30, 2021, the Company had $16.7 million in listing service deposits and no brokered certificates of deposit.

Debt obligations decreased by $72.4 million, or 31.7 percent, to $155.8 million at September 30, 2021 from $228.2 million at December 31, 2020. During the nine months ended September 30, 2021, the Company opted to extinguish $83.0 million in FHLB advances which held a weighted average rate of 1.96%. The advances were originally set to mature in 2021 through 2024. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 26 basis points on an annualized basis. The related expense for the extinguishment of this debt is included in noninterest expense. The weighted average interest rate of FHLB advances was 1.35 percent at September 30, 2021 and 1.66 percent at December 31, 2020. The fixed interest rate of our subordinated debt balances was 5.625 percent at September 30, 2021 and December 31, 2020.

Stockholders’ equity increased by $13.9 million, or 5.6 percent, to $263.1 million at September 30, 2021 from $249.2 million at December 31, 2020. The increase was primarily attributable to the increase in retained earnings of $15.1 million, or 25.8 percent, to $73.4 million at September 30, 2021 from $58.3 million at December 31, 2020, related to the net effect of net income less dividends paid for the nine months ended September 30, 2021.

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

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,340,690	$26,922	4.60%	$2,394,997	$27,126	4.53%
Investment Securities	105,595	973	3.69%	138,736	1,086	3.13%
FHLB Stock and other interest earnings assets	402,618	249	0.25%	273,620	254	0.37%
Total Interest-earning assets	2,848,903	28,144	3.95%	2,807,353	28,466	4.06%
Non-interest-earning assets	105,399			94,623
Total assets	$2,954,302			$2,901,976
Interest-bearing liabilities:
Interest-bearing demand accounts	$638,812	$648	0.41%	$498,287	$650	0.52%
Money market accounts	344,142	411	0.48%	315,658	508	0.64%
Savings accounts	321,783	131	0.16%	283,684	113	0.16%
Certificates of Deposit	674,558	1,344	0.80%	875,497	4,530	2.07%
Total interest-bearing deposits	1,979,295	2,534	0.51%	1,973,126	5,801	1.18%
Borrowed funds	163,814	997	2.43%	274,144	1,775	2.59%
Total interest-bearing liabilities	2,143,109	3,531	0.66%	2,247,270	7,576	1.35%
Non-interest-bearing liabilities	551,938			418,184
Total liabilities	2,695,047			2,665,454
Stockholders' equity	259,255			236,522
Total liabilities and stockholders' equity	$2,954,302			$2,901,976
Net interest income		$24,613			$20,890
Net interest rate spread(1)			3.29%			2.71%
Net interest margin(2)			3.46%			2.98%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans Receivable	$2,336,950	$80,673	4.60%	$2,285,854	$80,063	4.67%
Investment Securities	108,492	2,877	3.54%	115,910	2,397	2.76%
FHLB Stock and other interest earning assets	330,500	673	0.27%	480,221	2,631	0.73%
Total Interest-earning assets	2,775,942	84,223	4.05%	2,881,985	85,091	3.94%
Non-interest-earning assets	107,319			68,397
Total assets	$2,883,261			$2,950,382
Interest-bearing liabilities:
Interest-bearing demand accounts	$627,193	$2,108	0.47%	$457,546	$2,305	0.67%
Money market accounts	332,489	1,299	0.54%	321,453	2,623	1.09%
Savings accounts	313,315	376	0.16%	270,948	324	0.16%
Certificates of Deposit	677,868	4,975	1.07%	1,007,796	16,657	2.20%
Total interest-bearing deposits	1,950,865	8,758	0.64%	2,057,743	21,909	1.42%
Borrowed funds	179,913	3,226	2.39%	281,574	5,523	2.62%
Total interest-bearing liabilities	2,130,778	11,984	0.75%	2,339,317	27,432	1.56%
Non-interest-bearing liabilities	497,358			372,976
Total liabilities	2,628,136			2,712,293
Stockholders' equity	255,125			238,089
Total liabilities and stockholders' equity	$2,883,261			$2,950,382
Net interest income		$72,239			$57,659
Net interest rate spread(1)			3.30%			2.38%
Net interest margin(2)			3.47%			2.67%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

Results of Operations comparison for the Three Months Ended September 30, 2021 and 2020

Net income was $8.3 million for each of the third quarters ended September 30, 2021 and 2020. There were decreases in total interest expense, the provision for loan losses and the income tax provision in the quarter ended September 30, 2021, that were offset by decreases in interest and non-interest income, and an increase in non-interest expense, for such quarter as compared with the third quarter of 2020.

Net interest income increased by $3.7 million, or 17.8 percent, to $24.6 million for the third quarter of 2021 from $20.9 million for the third quarter of 2020. The increase in net interest income resulted from a $4.0 million decrease in interest expense, partly offset by a decrease of $322,000 in interest income.

Interest income decreased by $322,000, or 1.1 percent, to $28.1 million for the third quarter of 2021 from $28.4 million for the third quarter of 2020. The decrease in interest income mainly related to a decrease in the average balance of loans receivable of $54.3 million, or 2.3 percent, to $2.341 billion for the third quarter of 2021 from $2.395 billion for the third quarter of 2020. This decrease was partly offset by an increase in the average yield on loans of 7 basis points to 4.60 percent for the third quarter of 2021 from 4.53 percent for the third quarter of 2020. Interest income on loans also included $179,000 of amortization of purchase credit fair value adjustments related to a prior acquisition for the third quarter of 2021, which added approximately three basis points to the average yield on interest earning assets.

Interest expense decreased by $4.0 million, or 53.4 percent, to $3.5 million for the third quarter of 2021 from $7.5 million for the third quarter of 2020. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 69 basis points to 0.66 percent for the third quarter of 2021 from 1.35 percent for the third quarter of 2020, as well as a decrease in the average balance of interest-bearing liabilities of $104.2 million, or 4.6 percent, to $2.143 billion for the third quarter of 2021 from $2.247 billion for the third quarter of 2020. The decrease in the average cost of funds primarily resulted from the declining interest rate environment and an increased focus on managing funding costs. The decrease in the average balance of interest-bearing liabilities primarily resulted the Company’s strategy of continued deleveraging.

Net interest margin was 3.46 percent for the third quarter of 2021, compared to 2.98 percent for the third quarter of 2020. The increase in the net interest margin compared to the third quarter of 2020 was the result of the current volatile financial markets attributable to the COVID-19 pandemic and the low interest rate environment. Management has been proactive in managing the Company’s cost of funds and has significantly decreased the average cost of total interest-bearing liabilities for the third quarter of 2021 compared to the third quarter of 2020. The decrease in cost of funds highlight management’s efforts to maintain a strong net interest margin.

The provision for loan losses decreased by $2.0 million, to $680,000 for the third quarter of 2021 from $2.7 million for the third quarter of 2020, primarily due to COVID-19 related factors. During the third quarter of 2021, the Company experienced $4,000 in net recoveries compared to $192,000 in net recoveries for the third quarter of 2020. The Bank had non-accrual loans totaling $20.7 million, or 0.89 percent, of gross loans at September 30, 2021 as compared to $7.1 million, or 0.29 percent of gross loans at September 30, 2020. The allowance for loan losses was $38.2 million, or 1.64 percent of gross loans at September 30, 2021, and $31.8 million, or 1.31 percent of gross loans at September 30, 2020.

Noninterest income decreased by $5.6 million, or 81.1 percent, to $1.3 million for the third quarter of 2021 from $6.9 million for third quarter of 2020. The decrease in total noninterest income was mainly related to a gain on sale of premises of $4.4 million recognized in the prior year and a decrease in the realized and unrealized gain of equity securities of $1.1 million. These decreases were partly offset by an increase in BOLI income of $380,000 to $765,000 for the third quarter of 2021 from $385,000 for the third quarter of 2020. The gain on sale of premises related to the completion of a sale/leaseback of certain offices that the Company sold to a private investor group in September, 2020. The realized and unrealized gains or losses on equity securities are based on market conditions. The increase in BOLI income relates to an initial purchase of $60.0 million of BOLI in the third quarter of 2020, and an additional purchase of $8.5 million in the first quarter of 2021.

Noninterest expense increased by $186,000, or 1.4 percent, to $13.5 million for the third quarter of 2021 from $13.3 million for the third quarter of 2020. Salaries and employee benefits expense increased by $126,000, or 2.0 percent, to $6.5 million for the third quarter of 2021 from $6.4 million for the third quarter of 2020. The increase related to normal compensation increases, and was partly offset by fewer full-time equivalent employees, as well as $200,000 of costs deferred for PPP loans in the prior-year period. The costs deferred in the prior-year period represented salaries and benefit costs associated with direct PPP loan origination costs, which were amortized over the life of the loan. The number of full-time equivalent employees for the third quarter of 2021 was 291, as compared to 303 for the same period in 2020. Director fees decreased by $238,000, or 50.5 percent, to $233,000 for the third quarter of 2021 from $471,000 for the third quarter of 2020, as a result of lower amortization expense for stock option and restricted stock awards in the current period.

The income tax provision decreased by $65,000, or 1.9 percent, to $3.4 million for the third quarter of 2021 from $3.5 million for the third quarter of 2020. The decrease in the income tax provision was a result of slightly lower taxable income for the third quarter of 2021 as compared with that same period for 2020. The consolidated effective tax rate for the third quarter of 2021 was 29.0 percent compared to 29.4 percent for the third quarter of 2020. The lower rate in the current period related primarily to higher non-taxable BOLI income in the current year period.

Results of Operations comparison for the Nine Months Ended September 30, 2021 and 2020

Net income increased by $9.9 million, or 73.2 percent, to $23.5 million for the nine months ended September 30, 2021 from $13.6 million for the nine months ended September 30, 2020. The increase in net income was primarily the result of decreases in total interest expense and the provision for loan losses, partly offset by decreases in interest and non-interest income and increases in non-interest expense and the income tax provision for the first nine months of 2021 as compared to the first nine months of 2020.

Net interest income increased by $14.6 million, or 25.3 percent, to $72.2 million for the first nine months of 2021 from $57.6 million for the first nine months of 2020. The increase in net interest income resulted from a $15.4 million decrease in interest expense, partly offset by a decrease of $868,000 in interest income.

Interest income decreased by $868,000, or 1.0 percent, to $84.2 million for the first nine months of 2021 from $85.1 million for the first nine months of 2020. The decrease in interest income mainly related to a $2.0 million reduction in interest income from FHLB stock and other interest earning assets relating to a decrease in the average balance of FHLB stock and other interest-earning deposits of $149.7 million, or 31.2 percent, to $330.5 million for the first nine months of 2021 from $480.2 million for the first nine months of 2020, as well as a decrease in the average rate on these funds of 46 basis points to 0.27 percent for the first nine months of 2021 from 0.73 percent for the first nine months of 2020. The decrease in the average balance of interest-earning deposits mainly relates to decreases in the average balances of deposits and FHLB advances. This decrease in interest income was partly offset by an increase in loan interest income due to an increase in the average balance of loans receivable of $51.1 million, or 2.2 percent, to $2.337 billion for the first nine months of 2021 from $2.286 billion for the first nine months of 2020, while the average rate on loans decreased seven basis points. Interest income on investment securities also increased, mainly related to an in increase in the average rate of 78 basis points to 3.54 percent for the first nine months of 2021 from 2.76 percent for the first nine months of 2020, relating to the purchase of higher yielding securities in the current year period. Interest income on loans also included $591,000 representing the amortization of purchase credit fair value adjustments related to a prior acquisition for the nine months ended September 30, 2021, which added approximately three basis points to the average yield on interest earning assets.

Interest expense decreased by $15.4 million, or 56.3 percent, to $12.0 million for the first nine months of 2021 from $27.4 million for the first nine months of 2020. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 81 basis points to 0.75 percent for the first nine months of 2021 from 1.56 percent for the first nine months of 2020, as well as a decrease in the average balance of interest-bearing liabilities of $208.5 million, or 8.9 percent, to $2.131 billion for the first nine months of 2021 from $2.339 billion for the first nine months of 2020. The decrease in the average cost of funds primarily resulted from the declining interest rate environment and an increased focus on managing funding costs. The decrease in the average balance of interest-bearing liabilities primarily resulted the Company’s strategy of continued deleveraging. The Company also opted to extinguish $110.0 million of FHLB advances over the 12-month period ended September 30, 2021, which held an average rate of 1.99%. The related non-recurring expense for the extinguishment of this debt was included in noninterest expense.

Net interest margin was 3.47 percent for the nine months ended September 30, 2021 and 2.67 percent for the nine months ended September 30, 2020. The increase in the net interest margin compared to the prior-year period was the result of the volatile financial markets in 2020 attributable to the COVID-19 pandemic, and the current low interest rate environment. Management has been proactive in managing the Company’s cost of funds and has significantly decreased the average cost of total interest-bearing liabilities, while slightly improving the average yield on interest-earning assets for the first nine months of 2021 compared to the first nine months of 2020.

The provision for loan losses decreased by $2.7 million to $4.8 million for the nine months ended September 30, 2021 from $7.5 million for the nine months ended September 30, 2020, primarily due to factors related to the beginning of the COVID-19 pandemic in 2020. During the nine months ended September 30, 2021, the Company experienced $323,000 in net charge offs compared to $500,000 in net recoveries for the nine months ended September 30, 2020. The Bank had non-accrual loans totaling $20.7 million, or 0.89 percent, of gross loans at September 30, 2021 as compared to $7.1 million, or 0.29 percent, of gross loans at September 30, 2020. The allowance for loan losses was $38.2 million, or 1.64 percent of gross loans at September 30, 2021, and $31.8 million, or 1.31 percent of gross loans at September 30, 2020. Management believes that the allowance for loan losses was adequate at September 30, 2021 and September 30, 2020.

Total noninterest income decreased by $2.7 million, or 30.4 percent, to $6.1 million for the nine months ended September 30, 2021 from $8.8 million for the nine months ended September 30, 2020. The decrease in total noninterest income was mainly related to a decrease in gain on sale of premises of $4.0 million, a decrease in realized and unrealized gains of investments of $824,000, a decrease in gain on sale of investment securities of $306,000, and a decrease other noninterest income of $277,000 in the current period compared to the same period in the prior year. Partly offsetting these decreases in noninterest income was an increase in BOLI income of $1.8 million, an increase in fees and service charges of $715,000, and an increase of $219,000 in gains on the sale of loans in the current period compared to the same period in the prior year. The gain on sale of premises related to the completion of a sale/leaseback of certain offices that the Company sold to a private investor group in September, 2020. The realized and unrealized gains on equity investments are based on market conditions. The BOLI income relates to an initial purchase of $60.0 million of BOLI product in the third quarter of 2020 and an additional purchase of $8.5 million in the first quarter of 2021. The higher fees and service charges related primarily to $495,000 of referral fees for PPP loans in the current period. The decrease in other noninterest income related primarily to the reversal of certain liabilities previously recorded for acquired loans in a prior acquisition that paid off in the first nine months of 2020.

Total noninterest expense increased by $610,000, or 1.5 percent, to $40.3 million for the nine months ended September 30, 2021 from $39.7 million for the nine months ended September 30, 2020. Salaries and employee benefits expense increased by $112,000, or 0.6 percent, to $19.6 million for the nine months ended September 30, 2021 from $19.5 million for the same period in 2020. Excluding the $1.3 million of costs deferred for PPP loans in the prior-year period, salaries and benefits expense decreased $1.2 million, relating to fewer full-time equivalent employees, partly offset by normal compensation increases. The costs deferred in the prior-year period represented salaries and benefit costs associated with direct PPP loan origination costs, which were amortized over the life of the loan. The number of full-time equivalent employees for the nine months ended September 30, 2021 was 297, as compared with 338 for the same period in 2020. Occupancy and equipment expense decreased by $126,000, or 1.4 percent, to $8.6 million for the nine months ended September 30, 2021 from $8.7 million for the nine months ended September 30, 2020, largely related to the termination of building sanitization costs associated with the COVID-19 pandemic in the prior-year period and the closure of two of the Company’s branch offices in the fourth quarter of 2020. Data processing and communication expenses increased by $237,000, or 5.57 percent, to $4.5 million for the nine months ended September 30, 2021 from $4.3 million for the nine months ended September 30, 2020, largely attributable to additional system applications. Director fees decreased by $404,000, or 33.8 percent, to $790,000 for the nine months ended September 30, 2021 from $1.2 million for the nine months ended September 30, 2020, as a result of lower amortization expense for stock option and restricted stock awards in the current period. Advertising and promotion expenses decreased by $433,000, or 52.5 percent, to $392,000 for the nine months ended September 30, 2021 from $825,000 for the nine months ended September 30, 2020, as management curtailed certain business promotion activities in the current period. The Company recognized expenses of $1.1 million for losses on extinguishment of debt for the nine months ended September 30, 2021, and $313,000 for the nine months ended September 30, 2020, related to the prepayment of higher-cost FHLB borrowings.

The income tax provision increased by $4.1 million, or 71.8 percent, to $9.7 million for the nine months ended September 30, 2021 from $5.6 million for the nine months ended September 30, 2020. The increase in the income tax provision was a result of higher taxable income for the nine months ended September 30, 2021 as compared to that same period for 2020. The consolidated effective tax rate for the nine months ended September 30, 2021 was 29.3 percent compared to 29.5 percent for the nine months ended September 30, 2020. The lower rate in the current period related primarily to higher non-taxable BOLI income in the current year period.

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

At September 30, 2021 and December 31, 2020, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $133.3 million at September 30, 2021 and $191.2 million at December 31, 2020. The average rate of FHLB advances was 1.38 percent at September 30, 2021 and 1.66 percent at December 31, 2020. The subordinated debentures have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

As it is anticipated that LIBOR will be discontinued after 2021, the Company is reviewing the agreements for the above debentures to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

The Company had the ability at September 30, 2021 to obtain additional funding from the FHLB of up to $245.7 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $586.0 million at September 30, 2021. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of September 30, 2021, as well as wholesale borrowing capacity of over $800 million, to cover the decrease in cash flow resulting from COVID-19 loan deferments and the increased non-accrual loans.

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

At September 30, 2021 and December 31, 2020, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of September 30, 2021:
Bank
Community Bank Leverage Ratio	$292,222	9.93%	$206,029	7.50%	250,178	8.50%

As of December 31, 2020:
Bank
Community Bank Leverage Ratio	$278,229	9.85%	$197,169	7.00%	$225,336	8.00%

The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter. The Company had $2.5 million of stock repurchases for the nine months ended September 30, 2021.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of September 30, 2021, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors set forth under the Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2020, the Company issued a press release announcing the adoption of a new stock repurchase program, effective December 16, 2020. Under the stock repurchase program, management is authorized to repurchase up to 500,000 shares of the Company’s common stock.

The following table provides certain information related to shares repurchased by the Company during the nine months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2021	-	$-	-	-
February 1 - February 29, 2021	-	-	-	-
March 1 - March 31, 2021	32,093	12.79	32,093	467,907
April 1 - April 30, 2021	-	-	-	-
May 1 - May 31, 2021	-	-	-	-
June 1 - June 30, 2021	65,782	13.16	65,782	402,125
July 1 - July 31, 2021	74,428	13.21	74,428	327,697
August 1 - August 31, 2021	-	-	-	-
September 1 - September 30, 2021	17,063	14.40	17,063	310,634
Total	189,366	$13.23	189,366	310,634

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

BCB BANCORP, INC.

Date: November 5, 2021	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Thomas P. Keating
Thomas P. Keating Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)