Form 10-K
period 2021-12-31
BCB BANCORP INC
filed 2022-03-09
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2021, as reported by the Nasdaq Global Market, was approximately $203.8 million.

As of March 1, 2022, there were 16,984,538 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2022 Annual Meeting of Stockholders of the Registrant (Part III)

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

BCB Bancorp, Inc.

BCB Bancorp, Inc. (individually referred to herein as the “Parent Company” and together with its subsidiaries, collectively referred to herein as the “Company”) is a New Jersey corporation established in 2003, and is the holding company parent of BCB Community Bank (the “Bank”). On July 6, 2010, the Company acquired all of the outstanding common shares of Pamrapo Bancorp, Inc., the parent company of Pamrapo Savings Bank, and thereby acquired all of Pamrapo Savings Bank’s 10 branch locations and assets valued at $538.0 million. On October 14, 2011, the Company completed its acquisition of Allegiance Community Bank, including its two branch locations and assets valued at $135.1 million. On April 17, 2018, the Company completed its acquisition of IA Bancorp, Inc. (“IAB”) and its wholly-owned subsidiary, Indus-American Bank, including four branch locations and assets valued at $216.3 million. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is 1-(800)-680-6872 and our website is www.bcb.bank. Information on our website is not incorporated into this Annual Report on Form 10-K. At December 31, 2021 we had approximately $2.968 billion in consolidated assets, $2.561 billion in deposits and $274.0 million in consolidated stockholders’ equity. The Parent Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

Human Capital Resources

At December 31, 2021 we employed 292 full-time equivalent employees, all located in New Jersey and New York. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees. We strive to have a positive, collaborative culture that engages employees, as we believe engaged employees serve our customers well.

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

BCB Community Bank

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2021, the Bank operated at 29 locations in Bayonne, Carteret, Edison, Hoboken, Fairfield, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Staten Island and Hicksville, New York, through executive offices located at 104-110 Avenue C, and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

•FDIC-insured deposit products, including savings and club accounts, interest and non-interest-bearing demand accounts, money market accounts, certificates of deposit, and individual retirement accounts; and,

•retail and commercial banking services including wire transfers, money orders, safe deposit boxes, night depository, debit cards, online banking, mobile banking, fraud detection (positive pay), and automated teller services.

Recent Events

On February 4, 2022, the Company redeemed all 533 outstanding shares of its Series G 6.0% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $5.3 million.

On December 29, 2021, the Board of Directors of the Company implemented a defined benefit supplemental executive retirement plan (“SERP”) for the benefit of Thomas M. Coughlin, President and Chief Executive Officer of the Bank and the Company. The SERP provides supplemental nonqualified pension benefits to Mr. Coughlin in the form of a life annuity.

On December 21, 2021, BCB Bancorp, Inc. (the “Company”) closed a private placement of Series I Noncumulative Perpetual Stock, par value $0.01 per share (the “Series I Preferred Stock”), resulting in gross proceeds of $3,200,000 for 320 shares.

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

Strengthening our balance sheet. For the year ended December 31, 2021, our return on average equity was 13.3 percent and our return on average assets was 1.17 percent. Our earnings per diluted share was $1.92 for the year ended December 31, 2021 compared to $1.14 for the year ended December 31, 2020. Management remains committed to strengthening the Company’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer. Additionally, the Company undertook a deleveraging strategy during 2020 that reduced the size of its balance sheet through a series of preferred stock capital raises, debt repayments and modifications, and reduction in high-cost certificate of deposit accounts, among other initiatives. The success of this strategy is evidenced by the capital ratios for both the Bank and the Company at December 31, 2021.

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

In the financial services industry in recent years, intense market demands, technological and regulatory changes, and economic pressures have eroded industry classifications that were once clearly defined. Banks have diversified their services, competitively priced their deposit products and become more cost-effective as a result of competition with each other and with new types of financial service companies, including non-banking competitors. Some of these market dynamics have resulted in a number of new bank and non-bank competitors, increased merger activity, and increased customer awareness of product and service differences among competitors

Lending Activities

Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2021. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	After 5 Years through 15 Years	After 15 Years	Total
	(In Thousands)
Residential One-to-four family	$22	$933	$30,925	$192,654	$224,534
Construction	76,879	77,025	-	-	153,904
Commercial business(1)	65,643	59,457	44,172	21,867	191,139
Commercial and multi-family	67,143	164,748	214,040	1,274,243	1,720,174
Home equity(2)	1,616	2,678	12,136	34,039	50,469
Consumer	1,394	2,195	128	-	3,717
Total amount due	$212,697	$307,036	$301,401	$1,522,803	$2,343,937

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2021 that are due after December 31, 2022, and have fixed interest rates or that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Residential One-to-four family	$142,290	$82,222	$224,512
Construction	15,000	62,025	77,025
Commercial business(1)	37,350	88,146	125,496
Commercial and multi-family	186,656	1,466,375	1,653,031
Home equity(2)	12,994	35,859	48,853
Consumer	2,323	-	2,323
Total amount due	$396,613	$1,734,627	$2,131,240

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings, retail stores, shopping centers, warehouses, and other non-residential buildings. Loans secured by multi-family properties contain five or more residential units. Generally, the Bank offers fully amortizing loans on both property types at loan amounts up to 75 percent of the appraised value of the property. Both commercial and multi-family real estate loans are generally made at rates that adjust above the Federal Home Loan Bank of New York interest rate, with terms of up to 30 years. In addition, the Bank offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. As of December 31, 2021, the Bank’s largest commercial real estate loan had an outstanding principal balance of $21.0 million. This loan is secured by an office/retail building located in Hoboken, NJ. This loan is performing in accordance with its terms at December 31, 2021.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. The borrower’s creditworthiness, as well as the property’s continued viability and cash flow potential are of primary concern in commercial and multi-family real estate lending. Commercial loans secured by owner occupied properties involve different risks when measured against one-to-four family residential and non-owner-occupied commercial mortgage loans. Cash flow on owner occupied properties is often dependent on the success of the business operation contained within the subject property. The Bank intends to continue emphasizing the origination of loans secured by commercial real estate and multi-family properties.

Construction Loans. The Bank offers loans to finance the construction of various types of commercial and residential properties. Generally, construction loans are offered with terms of up to thirty months, with adjustable interest rates tied to a margin above Prime Rate. Customarily, the Bank originates loans on projects which have all necessary permits in place to the Bank’s satisfaction. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the project, provided compliance with conditions set forth at loan approval. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2021, the Bank’s largest construction loan has a borrowing capacity of $25.0 million, of which $14.4 million has been disbursed. This loan is performing in accordance with its terms at December 31, 2021.

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

Commercial Business Loans. The Bank offers a variety of commercial business loans in the form of either lines of credit or fully amortizing term loans. Lines of credit (LOCs) are typically utilized for working capital purposes. LOCs are either revolving or non-revolving and provide loan terms between one and three years. LOC repayment is generally interest only with adjustable interest rates tied to a margin above Prime Rate. Term loans are typically utilized for the purchase of a business or equipment for a business, and carry fully amortizing terms between five and twenty-five years. Term loan interest rates are adjustable and tied to a margin above the Federal Home Loan Bank of New York rate. Commercial business loans are underwritten based upon the borrower’s ability to service such debt from income. These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. Depending on the circumstances, a commercial business loan may be secured by equipment, accounts receivable, inventory, chattel or other assets. As of December 31, 2021, the Bank’s largest commercial business loan is collateralized by the underlying borrower Limited Partnership (“LP”) commitments, investment grade-rated LP Commitments, and the total underlying facility with a borrowing capacity of $20.0 million at December 31, 2021, of which $20.0 million has been disbursed. This loan is performing in accordance with its terms at December 31, 2021.

Commercial business loans generally have higher rates and shorter terms than one-to-four family residential loans, but may also involve higher average balances and a higher risk of default, as their repayment generally depends on the success of the borrower’s business.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”). Amongst other characteristics, SBA borrowers are often sound businesses, but may have a smaller amount of equity funds to invest in their businesses, may be at an emergent stage of business development, or have other characteristics that may make them ineligible for conventional bank loans. There is a well-developed market for the sale of the guaranteed portion of SBA 7(a) loans. As of December 31, 2021, the Bank’s largest SBA loan is secured by a hotel building located in Philadelphia, PA. The outstanding balance is $4.8 million. This loan is performing in accordance with its terms at December 31, 2021.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas. Generally, we originate residential mortgage loans up to 80 percent loan-to-value at a maximum loan amount of $2.5 million and 75 percent loan-to-value at a maximum loan amount of $5.0 million for primary residences. The loan-to-value ratio is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan-to-value ratios up to 90 percent, provided the borrower obtains private mortgage insurance approval. We originate both fixed and adjustable rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30-year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2.0 percent above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long-term fixed and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income. During 2021, loans totaling approximately $28.7 million were sold in the secondary market and gains of approximately $611,000 were recognized from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit. The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence or an investment property. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity lines of credit are offered with terms up to 30 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten utilizing the same criteria used to underwrite one-to-four family residential loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80 percent in a first lien position. At December 31, 2021, the outstanding and committed balances of home equity loans and lines of credit totaled $50.5 million and $40.6 million, respectively.

Consumer Loans. The Bank makes secured passbook, automobile and, on occasion, unsecured consumer loans. Consumer loans generally have terms between one and five years. They generally are made on a fixed rate basis, fully-amortizing.

Loan Approval Authority and Underwriting. The Bank’s Lending Policy has established lending limits for executive management. Two officers with authority, one designated senior officer and one executive officer (CEO, CLO, and/or COO), have authority to approve loan requests up to $5.0 million. Loan requests greater than $5.0 million, but not exceeding $8.0 million shall require the aforementioned approvals and shall also be presented to the Chairman of the Directors Loan Committee for approval. Loan requests greater than $8.0 million but not exceeding $15.0 million shall, in addition to the aforementioned approvals, be presented to the Bank’s Directors Loan Committee for approval, which is comprised of a quorum of the Bank’s Board of Directors. Individual loan requests or requests which involve total borrower relationship exposure of $15.0 million or greater shall be presented to the Bank’s full Board of Directors for approval.

The Bank will customarily begin its underwriting analysis of a loan request upon receipt of a completed loan application, and all appropriate financial information from a prospective borrower. Property valuations or appraisals are required for all real estate collateralized loans. Appraisals are prepared by a state certified independent appraiser approved by the Bank Board of Directors.

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2021, our outstanding loan origination commitments totaled $67.4 million, standby letters of credit totaled $3.3 million, undisbursed construction funds totaled $84.2 million, and undisbursed lines of credit funds totaled $114.8 million.

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

Non-Accrual Status. Loans are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued until the loan has been returned to accrual status.  At December 31, 2021, the Bank had $14.9 million in non-accruing loans. The largest exposure of non-performing loans was a commercial loan with an outstanding principal balance of approximately $4.4 million fully collateralized by a commercial condominium.

As of December 31, 2021, non-accrual loans differed from the amount of total loans past due greater than 90 days due to TDRs or loans that were previously 90 days past due both of which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

Impairment Status. A loan is considered impaired when it is probable the borrower will not repay the loan according to the contractual terms of the loan agreement. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, modified under Section 4013 of the Cares Act, part of our special residential program, in the process of foreclosure, or a forced Bankruptcy plan. We have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is applied to principal. At December 31, 2021, we had 89 loans with carrying balance totaling $49.4 million which are classified as impaired and on which loan loss allowances totaling $7.8 million have been established.

Troubled Debt Restructuring. A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but were not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. The total troubled debt restructured loans were $16.0 million at December 31, 2021, of which $12.4 million were classified as accruing and $3.6 million were classified as non-accrual. All TDRs are considered impaired.

The Bank had allocated $409,000 and $353,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2021, and December 31, 2020, respectively.

If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

Criticized and Classified Loans. The Bank’s Lending Policy contains an internal rating system which evaluates the overall risk of a problem loan. When a loan is classified and determined to be impaired, the Bank may establish specific allowances for loan losses. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2021, the Bank reported $39.2 million in classified assets.

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

The grades are determined through the use of qualitative and quantitative matrices that consider various characteristics of the loan such as payment performance, quality of management, principals’/guarantors’ character, balance sheet strength, collateral quality, cash flow coverage, position within the industry, loan structure and documentation.

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

The Bank consistently applies the following comprehensive methodology. During the quarterly review of the allowance for loan losses, the Bank considers a variety of factors that include:

•Lending Policies and Procedures;

•Personnel responsible for the particular portfolio - relative to experience and ability of staff;

•Trend for past due, criticized and classified loans;

•Relevant economic factors;

•Quality of the loan review system;

•Value of collateral for collateral dependent loans;

•The effect of any concentrations of credit and the changes in the level of such concentrations; and,

•Other external factors.

The methodology includes the segregation of the loan portfolio into two divisions: performing loans and loans determined to be impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience with an adjustment for the qualitative factors listed above. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, in the process of foreclosure, or a forced bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, or net present value of expected cash flows. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. During 2021 and 2020, additional stress tests were performed to model a potential collateral deficiency on those loans that are in sectors that have demonstrated a weakness in the current COVID environment. These stress tests supported an additional allowance by estimating probable losses for loans in sectors that are specifically challenged in the pandemic condition.

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

Purchase Credit-Impaired (“PCI”) loans are loans acquired at a discount, due in part to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are initially recorded at fair value. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. The carrying value of our PCI loans, which were acquired in the IA Bancorp, Inc. acquisition in April, 2018, was $1.0 million at December 31, 2021 and $1.4 million at December 31, 2020.

Allocation of the Allowance for Loan Losses. The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	December 31,
	2021		2020
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Residential one-to-four family	$4,094	9.58%	$3,293	10.49%
Commercial and Multi-family	22,065	73.39	21,772	72.57
Construction	2,231	6.57	1,977	6.69
Commercial business(1)	8,000	8.15	6,306	7.91
Home equity(2)	533	2.15	286	2.30
Consumer	14	0.16	-	0.04
Unallocated	182	-	5	-
Total	$37,119	100.00%	$33,639	100.00%

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

	Years Ended December 31,
	2021	2020

Allowance for loan losses to total loans outstanding	1.58%	1.44%
Allowance for loan losses	$37,119	$33,639
Total loans outstanding	$2,343,013	$2,332,190

Nonaccrual loans to total loans outstanding	0.64%	0.70%
Nonaccrual loans	$14,889	$16,396
Total loans outstanding	$2,343,013	$2,332,190

Allowance for loan losses to nonaccrual loans	249.30%	205.20%
Allowance for loan losses	$37,119	$33,639
Nonaccrual loans	$14,889	$16,396

Net charge-offs (recovery) during the period to daily average loans outstanding

Residential one-to-four family	0.02%	0.00%
Net charge-off (recovery) during the period	42	4
Average amount outstanding	$228,478	$246,898

Commercial and multi-family	-%	-%
Net charge-off (recovery) during the period	0	0
Average amount outstanding	$1,725,947	$1,624,119

Construction	-%	-%
Net charge-off (recovery) during the period	0	0
Average amount outstanding	$145,649	$119,300

Commercial business (1)	0.12%	(0.18)%
Net charge-off (recovery) during the period	202	(492)
Average amount outstanding	$172,816	$266,352

Home equity (2)	(0.13)%	0.04%
Net charge-off (recovery) during the period	(67)	28
Average amount outstanding	$53,495	$62,707

Consumer	14.18%	(1.07)%
Net charge-off (recovery) during the period	198	(4)
Average amount outstanding	$1,396	$374

Total Loans	0.02%	(0.02)%
Net charge-off (recovery) during the period	375	(464)
Average amount outstanding	$2,327,781	$2,319,750

Investment Activities

Investment Securities. We are required, under federal regulations, to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) our judgment as to the attractiveness of the yields then-available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. Debt securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held-to-maturity or securities available-for-sale. Debt securities acquired with the intent and ability to hold to maturity may be classified as held-to-maturity and stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available-for-sale to serve principally as a source of liquidity.

As of December 31, 2021, there were no securities classified as held-to-maturity. We had $85.2 million in securities classified as available for sale, $25.2 million in equity investments, and no securities classified as trading. Securities classified as available for sale were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of debt securities classified as held-to-maturity or available-for-sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2021, management concluded that all unrealized losses were temporary in nature since they were related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Bank has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

As of December 31, 2021, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; (iv) municipal obligations; (v) equity securities (including preferred stock); (vi) certificates of deposit; and (vii) corporate debt (including subordinated debt). The Board of Directors may authorize additional investments.

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

Maturities and yields of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2021 by final contractual maturity. Average yield calculation equals the investments estimated annual income divided by the amortized cost. The following table does not take into consideration the effects of scheduled repayments, the effects of possible prepayments, or equity investments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	December 31, 2021
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield
	(Dollars in Thousands)
Municipal obligations	$-	-%	$-	-%	$-	-%	$4,104	5.00%	$4,203	$4,104	5.00%
Mortgage-backed securities	2,952	2.91	53	1.50	6,317	2.33	21,555	2.87	30,912	30,877	2.76
Corporate debt securities	-	-	-	-	47,765	5.30	-	-	50,071	47,765	5.30
Total Debt Securities	$2,952	2.91%	$53	1.50%	$54,082	4.95%	$25,659	3.21%	$85,186	$82,746	4.34%

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2021, we had no brokered deposits. Reciprocal deposits are not considered brokered deposits under applicable regulations.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2021		2020
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)
Noninterest bearing accounts	-%	$588,207	-%	$402,100
Interest bearing checking	0.42	668,262	0.63	613,882
Savings and club accounts	0.16	329,724	0.16	297,765
Money market	0.50	337,126	0.97	315,208
Certificates of deposit	0.92	638,083	2.08	689,095
Total	0.56%	$2,561,402	1.29%	$2,318,050

__________

(1) Represents annual interest expense divided by daily average balance.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2021	2020
	(Dollars in Thousands)
Beginning of year	$2,318,050	$2,362,063
Net deposits	232,124	(70,972)
Interest credited on deposit accounts	11,228	26,959
Total increase in deposit accounts	243,352	(44,013)
Ending balance	$2,561,402	$2,318,050
Percent increase	10.50%	(1.86)%

Uninsured Deposits. The following table indicates the amount of uninsured deposits and the portion of uninsured time deposits in excess of FDIC insurance limits by time remaining until maturity.

	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Uninsured deposits	$1,055,945	$905,930

	December 31, 2021
Uninsured U.S. time deposits with
a maturity of:
3 months or less	$38,355
Over 3 months through 6 months	27,639
Over 6 months through 12 months	101,221
Over 12 months	18,530
Total	$185,745

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$580,002	90.90%	$392,753	57.00%
1.00% - 1.99%	23,305	3.65	86,262	12.52
2.00% - 2.99%	31,783	4.98	199,461	28.94
3.00% - 3.99%	2,993	0.47	10,619	1.54
Total	$638,083	100.00%	$689,095	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2021.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total
	(In Thousands)
Interest rate:
0.00% - 0.99%	$535,501	$32,595	$5,874	$6,032	$580,002
1.00% - 1.99%	14,592	4,958	2,556	1,199	23,305
2.00% - 2.99%	18,744	6,334	5,509	1,196	31,783
3.00% - 3.99%	394	226	2,373	-	2,993
Total	$569,231	$44,113	$16,312	$8,427	$638,083

Borrowings. The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLB. At December 31, 2021, the Bank’s total credit exposure cannot exceed 50 percent of its total assets, or $1.484 billion, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50 percent of total assets is recalculated each quarter. Additionally, at December 31, 2021 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Bank’s option since June 17, 2009, and quarterly thereafter, and a fixed-to-floating rate 10-year subordinated debenture of $33.5 million.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2021	2020
	(Dollars in Thousands)
Balance at end of year	$-	$-
Average balance during year	$48	$160
Maximum outstanding at any month end	$-	$25,000
Weighted average interest rate at end of year	-%	-%
Average interest rate during year	0.50%	0.36%

Subsidiaries

We have three non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2021, this company held $110.4 million in securities. As a part of the merger with IA Bancorp, Inc. (“IAB”) in April, 2018, the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC, both of which were inactive at December 31, 2021.

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

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10.0 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1.0 billion to banks with $3.0 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish, for institutions under $10.0 billion in assets, a community bank leverage ratio (“CBLR”) at a percentage not less than 8.0 percent and not greater than 10.0 percent that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the FRB raised the asset threshold under its Small Bank Holding Company Policy Statement. Bank and savings and loan holding companies with total assets up to $3.0 billion are permitted to have debt levels higher than would be permitted for larger holding companies, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding that are registered with the Securities and Exchange Commission. The Company meets the definition of a Small Bank Holding Company and the qualifications set forth in the “Regulatory Relief Act” and is not subject to the larger company capital ratios requirements at December 31, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was enacted, which provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 that were modified or deferred due to COVID-19 are not required to be deemed as TDRs under Generally Accepted Accounting Principles (“GAAP”) determination of a loan. These loans are subject to the Bank’s policies regarding accruing interest and the Bank is considering the loans within the overall allowance for loan loss analysis. Pursuant to the CARES Act, the federal banking regulators set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5 percent for the calendar year. As of January 1, 2022, the CBLR requirement will return to 9.0 percent. The CARES Act also authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.0 percent and generally a term of two years, if not forgiven, in whole or in part. Payments were deferred for the first six months of the loan. The loans are 100.0 percent guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.0 percent to 5.0 percent, based on the size of the loan

Bank Holding Company Regulation

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

Federal Regulation. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5.0 percent of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5.0 percent of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

A bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” may opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. The Company has not elected “financial holding company” status.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then-outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10.0 percent or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5 percent, a Tier 1 capital to risk-based assets ratio of 6.0 percent, a total capital to risk-based assets of 8.0 percent, and a 4.0 percent Tier l capital to total assets leverage ratio.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5 percent of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9.0 percent for institutions under $10.0 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5 percent for the calendar year. As of January 1, 2022, the CBLR requirement will return to 9.0 percent.

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

Under FDIC regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 8.0 percent or greater, a leverage ratio of 5.0 percent or greater, and a common equity Tier 1 ratio of 6.5 percent or greater. An institution is “adequately-capitalized” if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, a leverage ratio of 4.0 percent or greater and a common equity Tier 1 ratio of 4.5 percent or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0 percent, a Tier 1 risk-based capital ratio of less than 6.0 percent, a leverage ratio of less than 4.0 percent or a common equity Tier 1 ratio of less than 4.5 percent. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0 percent, a Tier 1 risk-based capital ratio of less than 4.0 percent, a leverage ratio of less than 3.0 percent or a common equity Tier 1 ratio of less than 3.0 percent. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0 percent.

As noted above, the Regulatory Relief Act has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the CBLR. The FDIC’s rule provides that the bank will be well-capitalized, with a community bank leverage ratio of 9.0 percent or greater. A banking organization that has a leverage ratio that is greater than 8.0 percent and equal to or less than 9.0 percent is allowed a two-quarter grace period after which it must either (i) again meet all qualifying criteria or (ii) apply and report the generally applicable rule. During this two-quarter period, a banking organization that is an insured depository institution and that has a leverage ratio that is greater than 8.0 percent would be considered to have met the well-capitalized capital ratio requirements for prompt corrective action purposes. An electing banking organization with a leverage ratio of 8.0 percent or less is not eligible for the grace period and must comply with the generally applicable rule, i.e. for the quarter in which the banking organization reports a leverage ratio of 8.0 percent or less. An electing banking organization experiencing or anticipating such an event would be expected to notify its primary federal supervisory agency, which would respond as appropriate to the circumstances of the banking organization. As noted above, pursuant to the CARES Act, federal banking regulators set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5 percent for the calendar year. As of January 1, 2022, the CBLR requirement will return to 9.0 percent.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0 percent of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers, restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

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

The Bank pays assessments to the FDIC to support its Deposit Insurance Fund (“DIF”). The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low-and-moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. BCB Community Bank’s latest FDIC CRA rating, dated September 20, 2021 was “satisfactory.” The federal banking regulators have proposed extensive changes to the regulations under the CRA, but no final rules have been yet adopted. We have not yet examined the proposed changes, but we do not believe that they will materially affect the operation of the Bank if they are adopted.

Transactions with Affiliates. Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0 percent of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0 percent of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates. The term “covered transaction” includes the making of loans, purchasing of assets, issuance of a guarantee, and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10.0 percent shareholders (“insiders”), as well as entities such person’s control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

Dividends. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

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

Under the Exchange Act, the Company is required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ended December 31, 2021, the Company’s auditors are required to audit our internal control over financial reporting.

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

Our risk factors can be broadly summarized by the following categories:

•Credit and Interest Rate Risks;

•Risks Related to the Company’s Common Stock;

•Economic Risks;

•Operational Risks;

•Risks Related to the Regulation of our Industry; and,

•Strategic Risks.

CREDIT AND INTEREST RATE RISKS

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate.  These loans are riskier than loans secured by one-to-four family properties.

At December 31, 2021, $1.720 billion, or 73.39 percent, of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2021, our allowance for loan losses totaled $37.1 million, representing 1.58 percent of total loans or 206.06 percent of non-performing loans.

While we have only been operating for 21 years, we have experienced significant growth in our loan portfolio, particularly in loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

At December 31, 2021, we had $39.2 million in classified loans of which none were classified as doubtful or loss. We also had $50.4 million of loans that were classified as special mention. In addition, at that date we had $14.9 million in non-accruing loans, or 0.64 percent of total loans. We have adhered to stringent underwriting standards in the origination of our loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local or broader economy. Should our local or regional economy weaken, our asset quality may deteriorate resulting in losses to the Company.

Uncertainty surrounding the future of the London Interbank Offered Rate (“LIBOR”) may affect the fair value and return on our financial instruments that use LIBOR as a reference rate.

We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after June 30, 2023. Also, the LIBOR regulator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which we will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the Secured Overnight Financing Rate (“SOFR”) as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

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

The new CECL standard will become effective for the Bank for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. We are evaluating the impact the CECL model will have on our accounting, but we expect to recognize a cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations.

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

Under New Jersey law, the Company may not make a distribution, if, after giving effect to the distribution, it would be unable to pay its debts as they become due in the usual course of business or if its total assets would be less than its liabilities. Our current intention is to continue to pay a quarterly cash dividend of $0.16 per share. However, any declaration and payment of dividends on common stock will substantially depend upon our earnings and financial condition, liquidity and capital requirements, regulatory and state law restrictions, general economic conditions and regulatory climate and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our stockholders.

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is traded on the NASDAQ under the symbol “BCBP.” Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares of the common stock. The stock market’s gains due to a concentration of high growth companies have been adversely affected by inflation and expectation of higher interest rates and the Russian invasion of Ukraine in February 2022. Management cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

ECONOMIC RISKS

Events similar to the COVID-19 pandemic could adversely affect our business activities, financial condition, and results of operations.

The COVID-19 outbreak and related government actions taken to reduce the spread of the virus had a significant impact on the global economy, the United States economy, and the economy in our New Jersey and New York market area. The full fallout from the pandemic and its long-term impact on economies, markets, industries and financial institutions is not known at this time, and it may take years to fully determine COVID-19’s economic impact.

The occurrence of events which adversely affect the global, national and regional economies may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us, including banking, borrowing and other financial transactions. A strong and stable economy at each of the local, federal and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control which disrupt the New Jersey, New York, United States and/or global economy may therefore negatively impact our business and financial condition. A public health crisis such as the COVID-19 pandemic is no exception, and its adverse health and economic effects may adversely impact our business and financial condition.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2021, approximately 94.0 percent of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures, or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities, or investment advisory products or services. For the years ended December 31, 2021 and 2020, our net interest income was $97.4 million and $80.4 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. Cybercrime risks have increased as electronic and mobile banking activities increased as a result of the COVID-19 pandemic, and may increase as a result of the Russia invasion of Ukraine. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently and often are not recognized until launched against a target and may originate from less-regulated and remote areas of the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including through online and mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

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

Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. At December 31, 2021, the Bank had no brokered deposits. One of the Bank’s sources for brokered deposits is the Certificate of Deposit Account Registry Service (“CDARS”). At December 31, 2021, the Bank has $10.2 million in CDARS deposits and $2.4 million in Insured Cash Sweep or ICS network deposits. These amounts, are reciprocal and are not considered brokered deposits under recent regulatory reform.

Generally, brokered and reciprocal deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their brokered or reciprocal deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits, or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Paying higher deposit rates to maintain or replace such deposits would adversely affect our net interest margin and operating results.

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

Market conditions and economic cyclicality may adversely affect our industry.

Market developments, including unemployment, price levels, stock and bond volatility, and changes, including those resulting from Russia’s invasion of Ukraine and the increase in the price of gasoline, affect consumer confidence levels, economic activity and inflation. Changes in payment behaviors and payment rates may increase in delinquencies and default rates, which could affect our earnings and credit quality.

RISKS RELATED TO THE REGULATION OF OUR INDUSTRY

We have become subject to more stringent capital requirements, which may adversely impact our return on equity or constrain us from paying dividends or repurchasing shares.

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5 percent, a Tier 1 capital to risk-based assets ratio of 6.0 percent, a total capital to risk-based assets of 8.0 percent, and a 4.0 percent Tier l capital to total assets leverage ratio. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5 percent of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.

In 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9.0 percent for institutions under $10.0 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES Act, the federal banking regulators set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5 percent for the calendar year. At January 1, 2022, the CBLR requirement returned to 9.0 percent. Pursuant to the “Regulatory Relief Act”, the FRB raised the asset threshold under its Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion for bank or savings and loan holding companies are permitted to have debt levels higher than would be permitted for larger holding companies, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. The Company meets the definition of a Small Bank Holding Company and the qualifications set forth in the “Regulatory Relief Act” and is not subject to the larger company capital ratio requirements at December 31, 2021.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Because we operate our business in the highly urbanized greater Newark/New York City metropolitan area, we may be at greater risk of scrutiny by government regulators for compliance with these laws.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 375.7 percent of our risk-based capital at December 31, 2021. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

STRATEGIC RISKS

 We may not be able to successfully maintain and manage our growth.

Until 2020, the Company progressed on an organic branching initiative which was intended to mitigate the risk of our strong Hudson County, New Jersey, concentration, to develop our branch infrastructure in a manner more consistent with the expansion of lending markets, and to fill in and grow our branch footprint in a more uniform and coherent fashion, which previously had grown predominately through merger and acquisition activity. To this end, the Company opened or acquired six branches in 2018, three branches in 2019, and one branch in 2020.

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

•integrating acquired businesses; and,

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

The small to mid-sized businesses that we lend to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to us that could materially harm our operating results.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to mid-sized businesses. These small to mid-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. In addition, the success of a small to midsized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2021, the Bank conducted its business through an executive office, two administrative offices, and 29 branch offices. 16 offices have drive-up facilities. The Bank has 36 automatic teller machines at its branch facilities and three other off-site locations. The following table sets forth information relating to each of the Bank’s offices at December 31, 2021. The total net book value of the Bank’s premises and equipment at December 31, 2021 was $12.2 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C, Bayonne, New Jersey	2003	$2,316
Administrative and Other Offices
591-597 Avenue C, Bayonne, New Jersey	2010	42	(1)
27 West 18th Street, Bayonne, New Jersey	2014	194	(1)
Branch Offices
860 Broadway, Bayonne, New Jersey	2000	610	(1)
510 Broadway, Bayonne, New Jersey	2003	27	(1)
401 Washington Street, Hoboken, New Jersey	2010	149	(1)
987 Broadway, Bayonne, New Jersey	2010	-	(1)
473 Spotswood Englishtown Rd., Monroe Township, New Jersey	2010	140	(1)
611 Avenue C, Bayonne, New Jersey	2010	-	(1)
181 Avenue A, Bayonne, New Jersey	2010	2,119
211 Washington St., Jersey City, New Jersey	2010	-	(1)
200 Valley Street, South Orange, New Jersey	2011	975
378 Amboy Road, Woodbridge, New Jersey	2019	291	(1)
165 Passaic Avenue, Fairfield, New Jersey	2014	-	(1)
354 New Dorp Lane, Staten Island, New York	2015	89	(1)
190 Park Avenue, Rutherford, New Jersey	2015	146	(1)
1500 Forest Avenue, Staten Island, New York	2016	849	(1)
626 Laurel Avenue, Holmdel, New Jersey	2016	13	(1)
112 Talmadge Road, Edison, New Jersey	2016	12	(1)
734 Ridge Road, Lyndhurst, New Jersey	2016	113	(1)
803 Roosevelt Avenue, Carteret, New Jersey	2016	170	(1)
2000 Morris Avenue, Union, New Jersey	2016	78	(1)
155 Maplewood Avenue, Maplewood, New Jersey	2018	395	(1)
1630 Oak Tree Road, Edison, New Jersey	2018	577	(1)
1452 Route 46 West, Parsippany, New Jersey	2018	226	(1)
781 Newark Avenue, Jersey City, New Jersey	2018	4	(1)
70 Broadway, Hicksville, New York	2018	21	(1)
10 Schalks Crossing Road, Plainsboro, New Jersey	2018	206	(1)
876 Kinderkamack Road, River Edge, New Jersey	2019	115	(1)
1100 Washington Street, Hoboken, New Jersey	2019	265	(1)
269 Ferry Street, Newark, New Jersey	2020	434	(1)

Net book value of properties		10,576
Net book value of furnishings and equipment		1,661	(2)
Total premises and equipment		$12,237

(1)Leased property

(2)Includes off-site ATMs

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2021, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”

Stockholders.

At March 1, 2022, the Company had approximately 4,200 stockholders of record.

Recent Sales of Unregistered Securities

None.

Dividends

The Company has declared and paid cash dividends of $0.14 per share for the first two quarters ending June 30, 2021, and $0.16 per share for the last two quarters ending December 31, 2021. The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

Issuer Purchases of Equity Securities

On December 11, 2020, the Company issued a press release announcing the adoption of a new stock repurchase program, effective December 16, 2020. Under the stock repurchase program, management is authorized to repurchase up to 500,000 shares of the Company’s common stock. The Company repurchased 301,024 shares during the year ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	-	-	-	310,634
November 1, 2021 through November 30, 2021	71,339	15.18	71,339	239,295
December 1, 2021 through December 31, 2021	40,319	15.13	40,319	198,976
	111,658	15.16	111,658

Compensation Plans

Set forth below is information as of December 31, 2021 regarding equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans that were not approved by shareholders.

Plan
	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(1)	Number of securities remaining available for issuance under plans
2011 Stock Option Plan	826,800	$11.67	—
2018 Equity Incentive Plan	394,325	$11.56	330,638
Equity compensation plans not approved by shareholders	—	—	—
Total	1,221,125	$11.64	330,638

_____________________________

(1)The weighted average exercise price reflects the exercise prices ranging from $9.02-$13.68 per share for options granted under the 2011 Stock Option Plan and the 2018 Equity Incentive Plan. As of December 31, 2021, the 2011 Stock Option Plan has expired.

Common Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on December 31, 2016 through December 31, 2021, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, as repriced on the SNL Banks Index, and (c) the cumulative total return of the Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB Bancorp, Inc.

Total Return Performance
350
300
250
200
150
100
50
Index Value
BCB Bancorp, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index
Plot Area
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

		Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
BCB Bancorp, Inc.	100.00	115.94	87.04	119.89	101.91	148.29
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. BMI Banks Index	100.00	118.21	98.75	135.64	118.33	160.89

ITEM 6. [RESERVED]

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

Critical Accounting Estimates

Critical accounting estimates are those accounting policies that can have a significant impact on the Company’s financial position and results of operations that require the use of complex and subjective estimates based upon past experiences and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Below are those policies applied in preparing the Company’s consolidated financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 2 of “Notes to Consolidated Financial Statements.”

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Based on a qualitative assessment, management determined that the Company’s recorded goodwill totaling $5.2 million, which resulted from the 2018 acquisition IAB, is not impaired as of December 31, 2021.

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

oBranch offices are open; however, customers have the ability to make an appointment if they choose. The Bank is encouraging customers to utilize the ATM, drive-through, mobile and electronic banking services whenever possible.

oThe Bank worked with a local provider throughout the year to have the vaccine administered voluntarily to its employees at one of the Bank’s locations.

•Allowance for Loan Losses (“ALLL”)

oThe Bank lowered its loan loss reserves through a $985,000 credit in loan loss provisions for the fourth quarter of 2021, as compared to $1.9 million of provision expense for the same period last year. The Bank considered qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of borrowers in arriving at its loan loss provision. All of these factors are likely to be affected by the COVID-19 pandemic. Loan categories for specific business types were stressed due to rising or elevated levels of delinquency within those market sectors (restaurants, mixed use/office space, and commercial condos) to determine the potential for collateral shortfalls. At December 31, 2021 the stress tests resulted in collateral shortfalls and costs associated with foreclosure that were lower than the previous three quarters by approximately $1.0 million. Adjustments to the ALLL may be required as the full impact of COVID-19 on the borrowers’ capacity to make payments and the value of the underlying collateral becomes known.

•Loan Deferments

oThe banking regulatory agencies, through an Interagency Statement dated April 7, 2020, encouraged financial institutions to work prudently with borrowers who request loan modifications or deferrals as a result of COVID-19. The Bank did so in 2020, but now has no deferred loans within its portfolio.

oThe Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under Generally Accepted Accounting Principles for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes.

oThe Bank has worked with customers that previously requested loan deferments and entered into COVID-19 modifications. The loan balances for these customers at December 31, 2021 was approximately $21.0 million. The modifications generally provide a short-term, interest-only period. The Bank does not believe that these modified loans will result in losses, so long as the borrowers' representation of cash flows is realized. Borrowers that have requested modifications with less definitive cash flow projections have been denied and are being analyzed as part of the loan stress testing and Allowance for Loan Loss calculation.

•Paycheck Protection Program (PPP)

oThe Bank partnered with The Loan Source, Inc. and NEWITY and recognized $495,000 in referral fees for the second round of PPP loans for the year ended December 31, 2021.

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

•Liquidity and Capital Resources

oThe Company was well positioned with adequate levels of cash and liquid assets as of December 31, 2021, as well as wholesale borrowing capacity of over $880 million. At December 31, 2021, the Company’s equity to assets ratio was 9.23 percent and the Bank is considered “well capitalized” under its regulatory requirements. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter.

Financial Condition at December 31, 2021 and 2020

Total assets increased by $146.5 million, or 5.2 percent, to $2.968 billion at December 31, 2021, from $2.821 billion at December 31, 2020. The increase in total assets was mainly related to increases in total cash and cash equivalents.

Total cash and cash equivalents increased by $150.4 million, or 57.6 percent, to $411.6 million at December 31, 2021 from $261.2 million at December 31, 2020. This increase was primarily due to an increase in deposits, partly offset by net repayments of borrowings.

Loans receivable, net, increased by $9.9 million, or 0.43 percent, to $2.305 billion at December 31, 2021 from $2.295 billion at December 31, 2020. Total loan increases for 2021 included increases of $29.3 million in commercial real estate and multi-family loans, $6.7 million in commercial business loans, and $2.8 million in consumer loans, partly offset by decreases of $19.9 million in residential one-to-four family loans, $3.3 million in home equity loans, and $2.2 million in construction loans. The allowance for loan losses increased $3.5 million to $37.1 million, or 249.3 percent of non-accruing loans and 1.58 percent of gross loans, at December 31, 2021 as compared to an allowance for loan losses of $33.6 million, or 205.2 percent of non-accruing loans and 1.44 percent of gross loans, at December 31, 2020.

Total investment securities decreased by $7.1 million, or 6.0 percent, to $110.4 million at December 31, 2021 from $117.5 million at December 31, 2020, representing repayments, calls and maturities, partly offset by purchases of $26.1 million.

Deposit liabilities increased by $243.4 million, or 10.5 percent, to $2.561 billion at December 31, 2021 from $2.318 billion at December 31, 2020. The increase in deposit liabilities mainly related to the recent payments to individuals under the American Rescue Plan Act of 2021, adopted in March 2021 to provide additional relief for individuals and businesses affected by the coronavirus pandemic, and proceeds from the second round of Paycheck Protection Program (“PPP”) loans. Total increases for 2021 included $186.1 million in non-interest-bearing deposit accounts, $54.4 million in NOW deposit accounts, $32.0 million in savings and club accounts, and $21.9 million in money market checking accounts. The increase in deposits was partly offset by a decrease of $51.0 million in certificates of deposit, including listing service and brokered deposit accounts.

Debt obligations decreased by $119.2 million, or 52.2 percent, to $109.0 million at December 31, 2021 from $228.2 million at December 31, 2020. In 2021, the Company opted to extinguish $115.0 million in FHLB advances which held a weighted average rate of 1.60 percent. The advances were originally set to mature in 2021 through 2024. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 16 basis points on an annualized basis. The related expense for the extinguishment of this debt is included in noninterest expense. The weighted average interest rate of FHLB advances was 1.39 percent at December 31, 2021 and 1.66 percent at December 31, 2020. The fixed interest rate of our subordinated debt balances was 5.625 percent at December 31, 2021 and December 31, 2020.

Stockholders’ equity increased by $24.8 million, or 10.0 percent, to $274.0 million at December 31, 2021 from $249.2 million at December 31, 2020. The increase was primarily attributable to the increase in retained earnings of $22.8 million, or 39.1 percent, to $81.2 million at December 31, 2021 from $58.3 million at December 31, 2020, related to the effect of net income less dividends paid and amounts spent for stock repurchases for the twelve months ended December 31, 2021.

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

	Year ended December 31, 2021			Year ended December 31, 2020
	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (2)	$2,327,781	$107,660	4.63%	$2,319,750	$107,153	4.62%
Investment securities (3)	108,545	3,954	3.64	118,053	3,438	2.91
Interest-earning deposits	377,209	959	0.25	401,986	2,835	0.71
Total interest-earning assets	2,813,535	112,573	4.00%	2,839,789	113,426	3.99%
Non-interest-earning assets	106,039			79,552
Total assets	$2,919,574			$2,919,341
Interest-bearing liabilities:
Interest-bearing demand accounts	$637,671	$2,657	0.42%	$486,251	$3,050	0.63%
Money market accounts	335,824	1,678	0.50	320,928	3,097	0.97
Savings accounts	317,301	505	0.16	276,785	440	0.16
Certificates of deposit	673,233	6,160	0.92	931,606	19,360	2.08
Total interest-bearing deposits	1,964,029	11,000	0.56	2,015,570	25,947	1.29
Borrowed funds	173,341	4,180	2.41	276,405	7,069	2.56
Total interest-bearing liabilities	2,137,370	15,180	0.71%	2,291,975	33,016	1.44%
Non-interest-bearing liabilities	524,668			387,630
Total liabilities	2,662,038			2,679,605
Stockholders' equity	257,536			239,736
Total liabilities and stockholders' equity	2,919,574			2,919,341
Net interest income		$97,393			$80,410
Net interest rate spread (4)			3.29%			2.55%
Net interest margin (5)			3.46%			2.83%

_______________

(1) Excludes allowance for loan losses.

(2) Includes non-accrual loans which are immaterial to the yield.

(3) Includes Federal Home Loan Bank of New York stock.

(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Years Ended December 31,
	2021 vs. 2020				2020 vs. 2019
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$371	$136	$0	$507	$705	$(7,487)	$(46)	$(6,828)
Investment securities	(277)	862	(69)	516	72	55	1	128
Interest-earning deposits	(175)	(1,813)	112	(1,876)	3,025	(4,352)	(2,102)	(3,429)
Total interest-earning assets	(81)	(815)	43	(853)	3,802	(11,784)	(2,147)	(10,129)
Interest expense:
Interest-bearing demand accounts	950	(1,024)	(319)	(393)	1,055	(452)	(181)	422
Money market deposits	144	(1,494)	(69)	(1,419)	1,043	(2,088)	(476)	(1,521)
Savings deposits	64	-	-	64	28	(16)	(1)	11
Certificates of Deposits	(5,369)	(10,835)	3,005	(13,199)	(3,671)	(2,763)	400	(6,034)
Borrowings	(2,636)	(404)	151	(2,889)	(485)	(349)	21	(813)
Total interest-bearing liabilities	(6,847)	(13,757)	2,768	(17,836)	(2,030)	(5,668)	(237)	(7,935)
Change in net interest income	$6,766	$12,942	$(2,725)	$16,983	$5,832	$(6,116)	$(1,910)	$(2,194)

Results of Operations for the Years Ended December 31, 2021 and 2020

Net income increased by $13.4 million, or 64.2 percent, to $34.2 million for the year ended December 31, 2021 from $20.8 million for the year ended December 31, 2020. The increase in net income was primarily the result of decreases in total interest expense and the provision for loan losses, partly offset by decreases in interest and non-interest income and an increase in the income tax provision for 2021 as compared to 2020.

Net interest income increased by $17.0 million, or 21.1 percent, to $97.4 million for the year of 2021 from $80.4 million for the year of 2020. The increase in net interest income resulted from a $17.8 million decrease in interest expense, partly offset by a decrease of $853,000 in interest income.

This decrease in interest income of $853,000, or 0.8 percent, to $112.6 million for 2021 from $113.4 million for 2020 mainly related to a $1.9 million reduction in interest income from FHLB stock and other interest earning assets. This reduction related to a decrease in the average balance of FHLB stock and other interest-earning deposits of $24.8 million, or 6.2 percent, to $377.2 million for 2021 from $401.9 million for the year of 2020, as well as a decrease in the average rate on these funds of 46 basis points to 0.25 percent for the year of 2021 from 0.71 percent for the year of 2020. The decrease in the average balance of interest-earning deposits mainly relates to decreases in the average balances of deposits and FHLB advances. This decrease in interest income was partly offset by an increase in loan interest income due to an increase in the average balance of loans receivable of $8.0 million, or 0.3 percent, to $2.328 billion for the year of 2021 from $2.320 billion for the year of 2020, and the increase in the average rate on loans of one basis point. Interest income on investment securities also increased, mainly related to an increase in the average rate of 73 basis points to 3.64 percent for the year of 2021 from 2.91 percent for the year of 2020, relating to the purchase of higher yielding securities in the current year period. Interest income on loans for the year ended December 31, 2021 also included $876,000 of amortization of purchase credit fair value adjustments related to a prior bank acquisition, which added approximately three basis points to the average yield on interest earning assets.

Interest expense decreased by $17.8 million, or 54.0 percent, to $15.2 million for the year ended December 31, 2021 from $33.0 million for the year ended December 31, 2020. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 73 basis points to 0.71 percent for the year of 2021 from 1.44 percent for the year of 2020, as well as a decrease in the average balance of interest-bearing liabilities of $154.6 million, or 6.7 percent, to $2.138 billion for the year of 2021 from $2.292 billion for the year of 2020. The decrease in the average cost of funds primarily resulted from the declining interest rate environment and an increased focus on managing funding costs. The decrease in the average balance of interest-bearing liabilities primarily resulted from the Company’s strategy of continued deleveraging. The Company also opted to extinguish $115.0 million of FHLB advances over the 12-month period ended December 31, 2021, which held an average rate of 1.60 percent, compared to $47.0 million of FHLB advances over the 12-month period ended December 31, 2020, which held an average rate of 2.24 percent. The related non-recurring expense for the extinguishment of this debt was included in noninterest expense.

Net interest margin was 3.46 percent for the year ended December 31, 2021 and 2.83 percent for the year ended December 31, 2020. The increase in the net interest margin compared to the prior-year period was the result of the volatile financial markets in 2020 attributable to the COVID-19 pandemic, and the current low interest rate environment. Management has been proactive in managing the Company’s cost of funds and has significantly decreased the average cost of total interest-bearing liabilities, while improving the average yield on interest-earning assets for the year of 2021 compared to the year of 2020.

The provision for loan losses decreased by $5.6 million to $3.9 million for the year ended December 31, 2021 from $9.5 million for the year ended December 31, 2020, primarily due to improved COVID-19 related economic metrics compared to the prior year period. During the year ended December 31, 2021, the Company experienced $375,000 in net charge offs compared to $465,000 in net recoveries for the year ended December 31, 2020. The Bank had non-accrual loans totaling $14.9 million, or 0.64 percent, of gross loans at December 31, 2021 as compared to $16.4 million, or 0.70 percent, of gross loans at December 31, 2020. The allowance for loan losses was $37.1 million, or 1.58 percent of gross loans at December 31, 2021, and $33.6 million, or 1.44 percent of gross loans at December 31, 2020. Management believes that the allowance for loan losses was adequate at December 31, 2021 and December 31, 2020.

Total noninterest income decreased by $3.8 million, or 30.4 percent, to $8.7 million for the year ended December 31, 2021 from $12.5 million for the year ended December 31, 2020. The decrease in total noninterest income was mainly related to a decrease in the gain on sale of premises of $4.0 million, a decrease in realized and unrealized gains on equity securities of $1.6 million and a decrease in the gain on sale of investment securities of $964,000 in the current period compared to the same period in the prior year. Partly offsetting these decreases in noninterest income was an increase in BOLI income of $1.9 million and an increase in fees and service charges of $1.0 million in 2021 compared to the prior year. The decreased gain on sale of premises related to the completion of a sale/leaseback of certain offices that the Company sold to a private investor group in December, 2020. The realized and unrealized gains on equity investments are based on market conditions. The increased BOLI income relates to an initial purchase of $60.0 million of BOLI in the fourth quarter of 2020 and an additional purchase of $8.5 million in the first quarter of 2021. The higher fees and service charges related primarily to $495,000 of referral fees for PPP loans in the current period.

Total noninterest expense was unchanged at $54.0 million for the years ended December 31, 2021 and December 31, 2020. Salaries and employee benefits expense increased by $494,000, or 1.9 percent, to $26.4 million for the year ended December 31, 2021 from $25.9 million for the same period in 2020. Excluding the $1.3 million of costs deferred for PPP loans in the prior-year period, salaries and benefits expense decreased $806,000, due to fewer full-time equivalent employees, partly offset by normal compensation increases. The costs deferred in the prior-year period represented salaries and benefit costs associated with direct PPP loan origination costs, which were amortized over the life of the loan. The number of full-time equivalent employees for the year ended December 31, 2021 was 296, as compared with 329 for the same period in 2020. Occupancy and equipment expense decreased by $388,000, or 3.3 percent, to $11.4 million for the year ended December 31, 2021 from $11.7 million for the year ended December 31, 2020, largely related to the reduction of building sanitization costs associated with the COVID-19 pandemic in the prior-year period and the closure of two of the Company’s branch offices in the fourth quarter of 2020. Data processing and communication expenses increased by $348,000, or 6.1 percent, to $6.0 million for the year ended December 31, 2021 from $5.7 million for the year ended December 31, 2020, largely attributable to additional system applications. Director fees decreased by $505,000, or 32.6 percent, to $1.0 million for the year ended December 31, 2021 from $1.5 million for the year ended December 31, 2020, as a result of lower amortization expense for stock option and restricted stock awards in the current period. Advertising and promotion expenses decreased by $379,000, or 40.6 percent, to $554,000 for the year ended December 31, 2021 from $933,000 for the year ended December 31, 2020, as management curtailed certain business promotion activities in the current period. The Company recognized expenses of $1.6 million for losses on extinguishment of debt for the year ended December 31, 2021, and $1.2 million for the year ended December 31, 2020, related to the prepayment of higher-cost FHLB borrowings.

The income tax provision increased by $5.5 million, or 63.6 percent, to $14.0 million for the year ended December 31, 2021 from $8.5 million for the year ended December 31, 2020. The increase in the income tax provision was a result of higher taxable income for the year ended December 31, 2021 as compared to that same period for 2020. The consolidated effective tax rate for the year ended December 31, 2021 was 29.0 percent compared to 29.1 percent for the year ended December 31, 2020.

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

At December 31, 2021 and December 31, 2020, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $109.0 million at December 31, 2021 as compared to $228.2 million at December 31, 2020.

At December 31, 2021, the Company had the ability to obtain additional funding from the FHLB of $305.8 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $569.2 million at December 31, 2021. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of December 31, 2021, as well as wholesale borrowing capacity of over $880.0 million.

At December 31, 2021 and December 31, 2020, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized”.

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2021. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2021. The following sets forth the Company’s NPV as of December 31, 2021.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+300bp	$278,016	$(37,347)	(11.84)%	9.91%	(0.69)	bps
+200bp	289,696	(25,667)	(8.14)	10.14	(0.46)	bps
+100bp	301,406	(13,957)	(4.43)	10.34	(0.26)	bps
PAR	315,363	-	0.00	10.60	0.00	bps
-100bp	340,353	24,990	7.92	11.16	0.56	bps

_________

bps-basis point

The table above indicates that at December 31, 2021, in the event of a 100-basis point increase in interest rates, we would experience a 0.26 basis point decrease in NPV, as compared to a 1.12 percent decrease at December 31, 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BCB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Critical Audit Matter Description

As described in Notes 2 and 5 to the financial statements, the Company has recorded an allowance for loan losses in the amount of $37.1 million as of December 31, 2021, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date. The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.

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

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the Company’s process for estimating the allowance covering the key assumptions and judgments of its estimation model. These procedures also included, among others, testing management’s process for determining the qualitative reserve components and testing the completeness and accuracy of data utilized by management.

We have served as the Company’s auditor since 2018.

/s/ Wolf & Company, P.C.

Auditor ID: 392

Boston, Massachusetts

March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BCB Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BCB Bancorp Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2021 and 2020 and for the years then ended and our report dated March 9, 2022 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Auditor ID: 392

Boston, Massachusetts

March 9, 2022

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2021	2020
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$9,606	$23,201
Interest-earning deposits	402,023	238,028
Total cash and cash equivalents	411,629	261,229

Interest-earning time deposits	735	735
Debt securities available for sale	85,186	99,756
Equity investments	25,187	17,717
Loans held for sale	952	3,530
Loans receivable, net of allowance for loan losses of $37,119 and
$33,639, respectively	2,304,942	2,295,021
Federal Home Loan Bank of New York stock, at cost	6,084	11,324
Premises and equipment, net	12,237	15,272
Accrued interest receivable	9,183	12,924
Other real estate owned	75	414
Deferred income taxes	12,959	12,574
Goodwill and other intangibles	5,431	5,488
Operating lease right-of-use assets	12,457	14,988
Bank-owned Life Insurance ("BOLI")	72,485	61,033
Other assets	7,986	9,011
Total Assets	$2,967,528	$2,821,016

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$588,207	$402,100
Interest bearing deposits	1,973,195	1,915,950
Total deposits	2,561,402	2,318,050
FHLB Advances	71,711	191,161
Subordinated debentures	37,275	37,042
Operating lease liability	12,752	15,224
Other liabilities	10,364	10,328
Total Liabilities	2,693,504	2,571,805

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized, issued and outstanding 2,916 shares of Series D 4.5%, Series G 6%, Series H 3.5%, and Series I 3% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2021 and 2,596 shares of Series D 4.5%, Series G 6%, and Series H 3.5% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2020	-	-
Additional paid-in capital preferred stock	28,923	25,723
Common stock: no par value; 40,000,000 shares authorized, issued 19,708,375 and 19,574,858 at December 31, 2021 and December 31, 2020 respectively, outstanding 16,940,133 shares and 17,107,640 shares, at December 31, 2021 and December 31, 2020 respectively	-	-
Additional paid-in capital common stock	193,927	192,276
Retained earnings	81,171	58,335
Accumulated other comprehensive income (loss)	1,128	(205)
Treasury stock, at cost, 2,768,242 and 2,467,218 shares at December 31, 2021 and December 31, 2020 respectively	(31,125)	(26,918)
Total Stockholders' Equity	274,024	249,211

Total Liabilities and Stockholders' Equity	$2,967,528	$2,821,016

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020
	(In Thousands, Except for Per Share Data)
Interest and dividend income:
Loans, including fees	$107,660	$107,153
Mortgage-backed securities	680	1,748
Other investment securities	3,274	1,690
FHLB stock dividends and other interest earning assets	959	2,835
Total interest and dividend income	112,573	113,426
Interest expense:
Deposits:
Demand	4,335	6,147
Savings and club	505	440
Certificates of deposit	6,160	19,360
	11,000	25,947
Borrowings	4,180	7,069
Total interest expense	15,180	33,016
Net interest income	97,393	80,410
Provision for loan losses	3,855	9,441
Net interest income, after provision for loan losses	93,538	70,969
Non-interest income:
Fees and service charges	3,972	2,948
BOLI income	2,952	1,033
Gain on sales of loans	667	892
(Loss) gain on sale of impaired loans held in portfolio	(64)	26
Gain (loss) on sales of other real estate owned	11	(38)
Gain on sale of premises	371	4,378
Gain on sale of investment securities	-	964
Realized and unrealized gains on equity investments	147	1,790
Other	639	497
Total non-interest income	8,695	12,490
Non-interest expense:
Salaries and employee benefits	26,410	25,916
Occupancy and equipment	11,360	11,748
Data processing service fees	6,024	5,676
Professional fees	1,919	1,682
Director fees	1,043	1,548
Regulatory assessments	1,310	1,344
Advertising and promotional	554	933
Other real estate owned, net	35	101
Loss from extinguishment of debt	1,597	1,150
Other	3,723	3,938
Total non-interest expense	53,975	54,036
Income before income tax provision	48,258	29,423
Income tax provision	14,018	8,566
Net Income	$34,240	$20,857
Preferred stock dividends	1,160	1,300
Net Income available to common stockholders	$33,080	$19,557
Net Income per common share-basic and diluted
Basic	$1.94	$1.14
Diluted	$1.92	$1.14
Weighted average number of common shares outstanding
Basic	17,063	17,210
Diluted	17,239	17,226

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020
	(In Thousands)
Net Income	$34,240	$20,857
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(242)	4,299
Reclassification adjustment for gains realized in income	-	(964)
Net unrealized (losses) gains	(242)	3,335
Tax effects	60	(826)
Net-of-tax amount	(182)	2,509
Benefit Plans:
Actuarial gain (loss)	2,165	(704)
Income tax (expense) benefit	(650)	208
Other comprehensive income (loss) on benefit plans	1,515	(496)
Total other comprehensive income	1,333	2,013
Comprehensive income	$35,573	$22,870

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In Thousands, Except Per Share Data)
Balance at December 31, 2019	$-	$-	$215,310	$48,429	$(22,048)	$(2,218)	$239,473

Net income	-	-	-	20,857	-	-	20,857
Other comprehensive income	-	-	-	-	-	2,013	2,013
Expense for issuance of Common Stock	-	-	(126)	-	-	-	(126)
Redemption of Series C and F Preferred Stock	-	-	(10,485)	-	-	-	(10,485)
Issuance of Series H Preferred Stock	-	-	11,192	-	-	-	11,192
Exercise of Stock Options (500 shares)	-	-	5	-	-	-	5
Stock-based compensation expense	-	-	1,194	-	-	-	1,194
Dividends payable on Series C 6%, Series D 4.5%, Series F 6%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(1,300)	-	-	(1,300)
Cash dividends on common stock ($0.56 per share)	-	-	-	(9,225)	-	-	(9,225)
Dividend Reinvestment Plan	-	-	426	(426)	-	-	-
Stock Purchase Plan	-	-	483	-	-	-	483
Treasury Stock Purchases (500,000 shares)	-	-	-	-	(4,870)	-	(4,870)
Balance at December 31, 2020	$-	$-	$217,999	$58,335	$(26,918)	$(205)	$249,211

Net income	-	-	-	34,240	-	-	34,240
Other comprehensive income	-	-	-	-	-	1,333	1,333
Issuance of Series I Preferred Stock	-	-	3,200	-	-	-	3,200
Exercise of Stock Options (39,291 shares)	-	-	287	-	-	-	287
Stock-based compensation expense	-	-	417	-	-	-	417
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5%, and Series I 3% noncumulative perpetual preferred stock	-	-	-	(1,160)	-	-	(1,160)
Cash dividends on common stock ($0.14 per share declared for the first two quarters ended June 30, 2021, and $0.16 per share for the last two quarters ended December 31, 2021)	-	-	-	(9,775)	-	-	(9,775)
Dividend Reinvestment Plan	-	-	469	(469)	-	-	-
Stock Purchase Plan	-	-	478	-	-	-	478
Treasury Stock Purchases (301,024 shares)	-	-	-	-	(4,207)	-	(4,207)
Ending balance at December 31, 2021	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash flows from Operating Activities:	(In Thousands)
Net income	$34,240	$20,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,989	2,995
Amortization and accretion, net	(767)	(2,553)
Provision for loan losses	3,855	9,441
Deferred income tax benefit	(975)	(2,013)
Loans originated for sale	(26,159)	(25,917)
Proceeds from sale of loans	29,404	24,196
Proceeds from sale of Paycheck Protection Plan ("PPP") loans	-	124,549
Gains on sales of loans	(667)	(892)
Fair value adjustment of OREO	6	293
Gain on sales of securities	-	(964)
Gain on sales of premises	(371)	(4,378)
Realized and unrealized gains on equity investments	(147)	(1,790)
(Gain) loss from sales of other real estate owned	(11)	38
Loss (gain) on sale of impaired loans	64	(26)
Increase in cash surrender value of BOLI	(2,952)	(1,033)
Stock-based compensation expense	417	1,194
Decrease (increase) in accrued interest receivable	3,741	(4,606)
Decrease in other assets	1,025	272
Decrease in accrued interest payable	(412)	(1,245)
Increase in other liabilities	2,613	927
Net Cash Provided by Operating Activities	45,893	139,345
Cash flows from Investing Activities:
Proceeds from repayments, calls, and maturities on securities	32,597	32,730
Purchases of securities	(26,141)	(77,098)
Proceeds from sales of securities	-	26,601
Proceeds from sales of premises	742	7,419
Purchase of BOLI	(8,500)	(60,000)
Proceeds from sales of other real estate owned	425	878
Proceeds from bulk sale of impaired loans held in portfolio	3,442	1,416
Purchase of loans	-	(48,360)
Net increase in loans receivable	(15,148)	(200,186)
Additions to premises and equipment	(325)	(1,388)
Sale of Federal Home Loan Bank of New York stock	5,240	2,497
Net Cash Used In Investing Activities	(7,668)	(315,491)
Cash flows from Financing Activities:
Net increase (decrease) in deposits	243,352	(44,013)
Net proceeds from Federal Home Loan Bank of New York Advances	10,000	88,161
Repayments of Federal Home Loan Bank of New York Advances	(130,000)	(142,800)
Purchase of treasury stock	(4,207)	(4,870)
Cash dividends paid on common stock	(9,775)	(9,225)
Cash dividends paid on preferred stock	(1,160)	(1,300)
Net proceeds from issuance of common stock	478	357
Net proceeds from issuance of preferred stock	3,200	11,192
Payments for redemption of preferred stock	-	(10,485)
Exercise of stock options	287	5
Net Cash Provided by (Used In) Financing Activities	112,175	(112,978)
Net Increase (Decrease) in Cash and Cash Equivalents	150,400	(289,124)
Cash and Cash Equivalents-Beginning	261,229	550,353
Cash and Cash Equivalents-Ending	$411,629	$261,229

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
	(In Thousands)
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$12,020	$12,652
Interest	$15,592	$34,262
Non-cash items:
Transfer of loans to other real estate owned	$81	$-

See accompanying notes to consolidated financial statements.

Note 1 - Organization

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the NASDAQ Global Market and trades under the symbol “BCBP”.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey commercial bank which, as of December 31, 2021, operated at 29 locations in Bayonne, Carteret, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC, both of which were inactive at December 31, 2021.

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements which include the accounts of the Company and its wholly-owned subsidiaries, the Bank, the New Jersey Investment Company, Special Asset REO 1, LLC, and Special Asset REO 2, LLC have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the years then ended. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the identification of other-than-temporary impairment of securities, a determination as to possible impairment of goodwill, and the determination as to whether deferred tax assets are realizable. Management believes that the allowance for loan losses is adequate; no securities in unrealized loss positions are other-than-temporarily impaired; and net deferred tax assets have been reduced to an amount which is more-likely-than-not realizable. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Management’s assessment regarding impairment of securities is based on future projections of cash flow which are subject to change. Management performed a qualitative assessment of goodwill and determined there was no impairment as of December 31, 2021. The realizability of deferred tax assets is partially based on projections of future taxable income, which is subject to change.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2021 and the date these consolidated financial statements were issued.

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

Generally, the accrual of interest on loans that are contractually delinquent more than ninety days is discontinued and the related loans are placed on nonaccrual status. All payments received while in nonaccrual status, are applied to principal until the loan has performed as expected for a minimum of six (6) months or until the loan is determined to qualify for return to normal accruing status. Loans may be returned to accrual status when all the principal and interest contractually due are brought current and future payments are reasonably assured.

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

Impaired loans and performing troubled debt restructure loans (“TDRs”) are analyzed on an individual basis for impairment and are measured based on the present value of expected cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated individually. The Bank does not aggregate such loans for evaluation purposes.

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

Years
Buildings	40
Building improvements	7 - 40
Furniture, fixtures and equipment	5 - 7
Leasehold improvements	Shorter of useful life or term of lease

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the FHLB system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. Such stock is carried at cost. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. No impairment charges were recorded related to the FHLB of New York stock during 2021 or 2020.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2021, the Bank owned one property totaling $75,000. At December 31, 2020, the Bank owned one property totaling $414,000.

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

Goodwill and Other Intangible Assets

Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually. The Company has selected October 31 as the date to perform the annual goodwill impairment tests associated with the acquisition of IAB Bancorp.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. The Company did not recognize any interest and penalties for the years ended December 31, 2021 or 2020. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2020, 2019, and 2018. The tax years subject to examination by the State taxing authorities are the years ended December 31, 2020, 2019, and 2018. In February 2020, the Company received a notice that it has been selected for audit by the State of New York for the years ended December 31, 2018, 2017, and 2016. The audit was completed on October 30, 2020 and resulted in a nominal audit adjustment.

Note 2 – Summary of Significant Accounting Policies (continued)

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the years ended December 31, 2021 and 2020, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the year ended December 31, 2021, the Company had 3,588 shares considered to be anti-dilutive. For the year ended December 31, 2020, the Company had no shares considered to be anti-dilutive

	For the Year Ended December 31,
	2021			2020
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)
Net income	$34,240			$20,857
Basic earnings per share-
Income available to
Common stockholders	$33,080	17,063	$1.94	$19,557	17,210	$1.14
Effect of dilutive securities:
Stock options		176			16
Diluted earnings per share-
Income available to
Common stockholders	$33,080	17,239	$1.92	$19,557	17,226	$1.14

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

The Bank entered into a Supplemental Executive Retirement Agreement (the “SERP Agreement”) with its Chief Executive Officer (“the CEO”) in December 2021. Upon the CEO’s retirement, the Bank will provide for a monthly retirement payment for his lifetime. The SERP Agreement provides that a retirement benefit is payable upon his attaining age sixty-five (65) while in service to the Bank and a lesser benefit is payable upon early retirement. The SERP Agreement provides the CEO with supplemental retirement income payable in the form of a life annuity. Upon the Executive’s separation from service after reaching normal retirement age (age 65), for any reason other than death, benefit payments will commence on the first day of the second month following CEO’s separation from service, payable monthly and continuing for the CEO’s lifetime. The monthly benefit payment will be $10,000. The amount charged to expense follows the vesting schedule in the SERP Agreement and was $597,000 in 2021.

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

Reclassification

Certain amounts as of and for the year ended December 31, 2020 have been reclassified to conform to the current year’s presentation. These changes had no effect on the Company’s consolidated results of operations or financial position.

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

Note 3 - Related Party Transactions

The Bank leases a property from New Bay, LLC. (“New Bay”), a limited liability company 100 percent owned by a majority of the Directors of the Bank and the Company. In conjunction with the lease, New Bay substantially removed the pre-existing structure on the site and constructed a new building suitable to the Bank for its banking operations. Under the terms of the lease, the cost of this project was reimbursed to New Bay by the Bank. The amount reimbursed, which occurred during the year 2000, was $943,000, and is included in property and equipment under the caption “Building and improvements” (see Note 6). On May 1, 2006, the Bank renegotiated the lease to a twenty-five-year term. The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the Consolidated Statements of Operations for 2021 and 2020, within occupancy expense. The rent is to be adjusted every five years thereafter at the fair market rental value. The Bank expects to pay $165,000 in rental expense for the year 2022.

On March 6, 2014, the Bank entered into a ten-year lease of property in Rutherford, New Jersey with 190 Park Avenue, LLC, which is owned by two Directors of the Bank and the Company. The rent is $7,367 per month and lease payments of $99,482 and $96,589 were made in years 2021 and 2020, which is reflected in the Consolidated Statement of Operations within occupancy expense. The Bank expects to pay $101,177 in rental expense for the year 2022.

On August 3, 2018, the Bank entered in to a ten-year lease of property in River Edge, New Jersey with 876 Kinderkamack, LLC, which is owned by a majority of the directors of the Bank and the Company. The rent is $8,000 per month and lease payments of $96,000 and $96,000 were made in the years 2021 and 2020, which is reflected in the Consolidated Statements of Operations within occupancy expense. The Bank expects to pay $96,000 in rental expense for the year 2022.

On April 2, 2021, the Bank renewed a five-year lease of property in Lyndhurst, New Jersey with 734 Ridge Realty, LLC, which is owned by two Directors of the Bank and the Company. The rent is $7,718 per month and lease payments of $90,773 and $88,200 were made in years 2021 and 2020, which is reflected in the Consolidated Statement of Operations within occupancy expense. The Bank expects to pay $92,610 in rental expense for the year 2022.

Note 4- Securities

Equity Securities

Equity securities are reported at fair value on the Company’s Consolidated Statements of Financial Condition. The Company’s portfolio of equity securities had an estimated fair value of $25.2 million and $17.7 million as of December 31, 2021 and December 31, 2020, respectively. Included in this category are equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

Equity securities are generally required to be measured at fair value with market value adjustments being reflected in net income.

Note 4- Securities (continued)

The following table presents the disaggregated net losses on equity securities reported in the Consolidated Statements of Operations (In Thousands):

	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Net gains recognized during the period on equity securities	$147	$1,790
Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	40
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$147	$1,750

Debt Securities Available for Sale

The following table sets forth information regarding the amortized cost, estimated fair values, and unrealized gains and losses for the Bank’s debt securities portfolio at December 31, 2021 by final contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
Due within one year	$2,952	$-	$114	$2,838
More than one to five years	53	-	-	53
More than five to ten years	6,317	165	27	6,455
More than ten years	21,555	298	287	21,566
Sub-total:	30,877	463	428	30,912

Corporate Debt Securities:
More than five to ten years	47,765	2,465	159	50,071
Sub-total:	47,765	2,465	159	50,071

Municipal obligations:
Due after ten years	4,104	99	-	4,203
Sub-total:	4,104	99	-	4,203

Total Debt Securities Available-for-Sale	$82,746	$3,027	$587	$85,186

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities
More than one to five years	$3,208	$10	$67	$3,151
More than five to ten years	4,799	163	-	4,962
More than ten years	40,531	741	60	41,212
Sub-total:	48,538	914	127	49,325

Corporate Debt Securities:
More than five to ten years	32,279	1,719	13	33,985
Sub-total:	32,279	1,719	13	33,985

Municipal obligations:
Due within one year	12,048	-	-	12,048
Due after ten years	4,209	189	-	4,398
Sub-total:	16,257	189	-	16,446

Total Debt Securities Available-for-Sale	$97,074	$2,822	$140	$99,756

Note 4- Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2021
Residential mortgage-backed securities	$7,801	$159	$4,681	$269	$12,482	$428
Corporate Debt Securities	12,324	159	-	-	12,324	159
	$20,125	$318	$4,681	$269	$24,806	$587

December 31, 2020
Residential mortgage-backed securities	$6,126	$60	$1,278	$67	$7,404	$127
Corporate Debt Securities	5,487	13	-	-	5,487	13
	$11,613	$73	$1,278	$67	$12,891	$140

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At December 31, 2021 and 2020, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities, corporate debt securities, and municipal obligations relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at December 31, 2021 and 2020 to be temporary.

Note 5 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at December 31, 2021 and December 31, 2020 by segment and class:

	December 31, 2021	December 31, 2020
	(In Thousands)
Loans:
Residential one-to-four family	$224,534	$244,369
Commercial and multi-family	1,720,174	1,690,836
Construction	153,904	155,967
Commercial business(1)	191,139	184,357
Home equity(2)	50,469	53,667
Consumer	3,717	822
Total Loans	2,343,937	2,330,018
Less:
Deferred loan fees, net	(1,876)	(1,358)
Allowance for loan losses	(37,119)	(33,639)
	(38,995)	(34,997)
Total Loans, net	$2,304,942	$2,295,021

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

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

At December 31, 2021 and 2020, loans serviced by the Bank for the benefit of others totaled approximately $196.3 million and $242.6 million, respectively.

Acquired Loans

The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non- accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance. The carrying value of loans acquired in the IAB acquisition and accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was $1.0 million at December 31, 2021 and $1.4 million at December 31, 2020. Under ASC Subtopic 310-30, these PCI loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools.

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

	December 31,
	2021	2020
	(In Thousands)
Unpaid principal balance	$140,969	$179,601
Recorded investment	122,533	152,556

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality for which the Company applies the provisions of ASC 310-30.

	Years Ended December 31,
	2021	2020
	(In Thousands)
Balance, Beginning of Period	$1,078	$1,681
Accretion recorded to interest income	(293)	(603)
Balance, End of Period	$785	$1,078

There were no transfers from non-accretable differences for the periods stated above.

Related-Party Loans

The Bank grants loans to its officers and directors and to their associates. The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2021	2020
	(In Thousands)
Balance – beginning	$29,159	$33,771
Loans originated	14,875	-
Collections of principal	(12,338)	(4,612)
Balance - ending	$31,696	$29,159

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

The Company consistently applies the following comprehensive methodology. During the quarterly review of the allowance for loan losses, the Company considers a variety of qualitative factors that include:

•Lending Policies and Procedures;

•Personnel responsible for the particular portfolio - relative to experience and ability of staff;

•Trend for past due, criticized and classified loans;

•Relevant economic factors;

•Quality of the loan review system;

•Value of collateral for collateral dependent loans;

•The effect of any concentrations of credit and the changes in the level of such concentrations; and

•Other external factors.

The methodology includes the segregation of the loan portfolio into two divisions: performing loans and loans determined to be impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience with an adjustment for the qualitative factors listed above. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, in the process of foreclosure, or a forced bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, or net present value of expected cash flows. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. During 2021 and 2020, additional stress tests were performed to model a potential collateral deficiency on those loans that are in sectors that have demonstrated a weakness in the current COVID environment. These stress tests supported an additional allowance by estimating probable losses for loans in sectors that are specifically challenged in the pandemic condition.

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

Note 5- Loans Receivable and Allowance for Loan Losses (continued)

The following tables set forth the activity in the Bank’s allowance for loan losses and recorded investment in loans receivable at December 31, 2021 and December 31, 2020. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, December 31, 2020	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Charge-offs:	(69)	-	-	(205)	-	(198)	-	(472)
Recoveries:	27	-	-	3	67	-	-	97
Provisions:	843	293	254	1,896	180	212	177	3,855
Ending Balance, December 31, 2021	$4,094	$22,065	$2,231	$8,000	$533	$14	$182	$37,119

Ending Balance attributable to loans:
Individually evaluated for impairment	$265	$1,690	$210	$5,650	$13	$-	$-	$7,828
Collectively evaluated for impairment	3,829	20,375	2,021	2,350	520	14	182	29,291
Ending Balance, December 31, 2021	$4,094	$22,065	$2,231	$8,000	$533	$14	$182	$37,119

Loans Receivables:
Individually evaluated for impairment	$4,961	$31,745	$2,847	$8,746	$1,083	$-	$-	$49,382
Collectively evaluated for impairment	219,573	1,688,429	151,057	182,393	49,386	3,717	-	2,294,555
Total Gross Loans	$224,534	$1,720,174	$153,904	$191,139	$50,469	$3,717	$-	$2,343,937

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, December 31, 2019	$2,722	$15,372	$1,244	$3,790	$333	$-	$273	$23,734

Charge-offs:	(4)	-	-	-	(38)	-	-	(42)
Recoveries:	-	-	-	492	10	4	-	506
Provisions:	575	6,400	733	2,024	(19)	(4)	(268)	9,441
Ending Balance, December 31, 2020	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Ending Balance attributable to loans:
Individually evaluated for impairment	$416	$378	$-	$3,640	$27	$-	$-	$4,461
Collectively evaluated for impairment	2,877	21,394	1,977	2,666	259	-	5	29,178
Ending Balance, December 31, 2020	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Loans Receivables:
Individually evaluated for impairment	$7,281	$61,854	$-	$12,492	$1,574	$-	$-	$83,201
Collectively evaluated for impairment	237,088	1,628,982	155,967	171,865	52,093	822	-	2,246,817
Total Gross Loans	$244,369	$1,690,836	$155,967	$184,357	$53,667	$822	$-	$2,330,018

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5- Loans Receivable and Allowance for Loan Losses (continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at December 31, 2021 and 2020, respectively. Loans are generally placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of December 31, 2021, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans, loans 90 days past due but still accruing interest, or loans that were previously 90 days past due both of which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of December 31, 2021	As of December 31, 2020
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$282	$1,736
Commercial and multi-family	8,601	8,721
Construction	2,847	-
Commercial business(1)	3,132	5,383
Home equity(2)	27	556
Total	$14,889	$16,396

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2021 and 2020 would have been approximately $1.3 million and $1.5 million, respectively. Interest income recognized on loans returned to accrual was approximately $1.2 million and $710,000, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2021 and 2020, there were $3.1 million and $333,000, respectively, of loans which were more than ninety days past due and still accruing interest.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality of $668,000 at December 31, 2021, and $1.1 million at December 31, 2020, which were recorded at their fair value at acquisition.

The following table summarizes the recorded investment and unpaid principal balances of impaired loans for the years ended December 31, 2021 and December 31, 2020. (In Thousands):

	As of December 31, 2021			As of December 31, 2020
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans with no related allowance:
Residential one-to-four family	$2,950	$3,300	$-	$4,084	$4,660	$-
Commercial and multi-family	20,915	22,100	-	57,558	58,739	-
Commercial business(1)	2,114	6,905	-	5,844	17,687	-
Home equity(2)	779	780	-	1,124	1,126	-
Total Impaired Loans with no related allowance recorded:	$26,758	$33,085	$-	$68,610	$82,212	$-

Loans with an allowance recorded:
Residential one-to-four family	$2,011	$2,032	$265	$3,197	$3,252	$416
Commercial and Multi-family	10,830	14,494	1,690	4,296	4,501	378
Construction	2,847	2,847	210	-	-	-
Commercial business(1)	6,632	17,514	5,650	6,648	12,511	3,640
Home equity(2)	304	304	13	450	458	27
Total Impaired Loans with an allowance recorded:	$22,624	$37,191	$7,828	$14,591	$20,722	$4,461

Total Impaired Loans:	$49,382	$70,276	$7,828	$83,201	$102,934	$4,461

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5- Loans Receivable and Allowance for Loan Losses (continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans for the years ended December 31, 2021 and December 31, 2020 (In Thousands).

	Years Ended December 31,
	2021	2021	2020	2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:
Residential one-to-four family	$2,968	$145	$4,511	$159
Commercial and multi-family	28,189	1,073	21,871	760
Construction	697	36	-	-
Commercial business(1)	2,886	182	4,117	313
Home equity(2)	981	44	1,100	34
Total Impaired Loans with no allowance recorded:	$35,721	$1,480	$31,599	$1,266

Loans with an allowance recorded:
Residential one-to-four family	$2,230	$231	$3,585	$83
Commercial and Multi-family	11,111	380	1,993	76
Construction	2,105	9	-	-
Commercial business(1)	7,949	164	3,477	258
Home equity(2)	352	2	442	12
Total Impaired Loans with an allowance recorded:	$23,747	$786	$9,497	$429

Total Impaired Loans:	$59,468	$2,266	$41,096	$1,695

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

	At December 31, 2021	At December 31, 2020
	(In thousands)
Recorded investment in TDRs:
Accrual status	$12,402	$13,760
Non-accrual status	3,570	2,303
Total recorded investment in TDRs	$15,972	$16,063

The following tables summarize information with regard to troubled debt restructurings which occurred during the years ended December 31, 2021 and 2020 (Dollars in Thousands).

Year Ended December 31, 2021		Pre-Modification Outstanding	Post-Modification Outstanding
	Number of Contracts	Recorded Investments	Recorded Investments
Commercial and multi-family	2	3,261	3,169
Commercial business	2	130	120
Home equity	1	96	95
Total	5	$3,487	$3,384

		Pre-Modification Outstanding	Post-Modification Outstanding
Year Ended December 31, 2020	Number of Contracts	Recorded Investments	Recorded Investments
Residential one-to-four family	3	615	580
Commercial business(1)	3	428	387
Home equity(2)	3	162	161
Total	9	$1,205	$1,128

Troubled debt restructurings for which there was a payment default within twelve months of restructuring totaled $0 in 2021 and $216,000 for one contract during the year ended December 31, 2020.

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

The loans included above are considered TDRs as a result of the Company implementing the following concessions: adjusting the interest rate to a below market rate and/or accepting interest only for a period of time or a change in amortization period.

The following table sets forth the delinquency status of total loans receivable at December 31, 2021:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Residential one-to-four family	$1,063	$-	$86	$1,149	$223,385	$224,534	$-
Commercial and multi-family	1,181	-	5,167	6,348	1,713,826	1,720,174	-
Construction	2,899	-	2,847	5,746	148,158	153,904	-
Commercial business(1)	405	166	6,775	7,346	183,793	191,139	3,124
Home equity(2)	190	-	27	217	50,252	50,469	-
Consumer	-	-	-	-	3,717	3,717	-
Total	$5,738	$166	$14,902	$20,806	$2,323,131	$2,343,937	$3,124

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

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of December 31, 2021, the Company had $39.2 million in assets classified as substandard, of which $39.2 million were classified as impaired. As of December 31, 2020, the Company had $68.6 million in assets classified as substandard, of which $68.6 million were classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

Residential, home equity, and consumer loans are rated pass at origination with subsequent adjustments based on delinquency status.

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2021 and 2020. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Residential one-to-four family	$223,660	$505	$369	$-	$-	$224,534
Commercial and multi-family	1,647,701	45,087	27,386	-	-	1,720,174
Construction	151,057	-	2,847	-	-	153,904
Commercial business(1)	178,056	4,767	8,316	-	-	191,139
Home equity(2)	50,230	-	239	-	-	50,469
Consumer	3,717	-	-	-	-	3,717
Total Gross Loans	$2,254,421	$50,359	$39,157	$-	$-	$2,343,937

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Residential one-to-four family	$241,237	$1,087	$2,045	$-	$-	$244,369
Commercial and multi-family	1,631,838	2,152	56,846	-	-	1,690,836
Construction	155,967	-	-	-	-	155,967
Commercial business(1)	173,833	1,497	9,027	-	-	184,357
Home equity(2)	53,005	-	662	-	-	53,667
Consumer	822	-	-	-	-	822
Total Gross Loans	$2,256,702	$4,736	$68,580	$-	$-	$2,330,018

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Premises and Equipment

Premises and equipment as of December 31, 2021 and 2020 consists of the following:

	December 31,
	2021	2020
	(In Thousands)
Land	$1,447	$1,646
Buildings and improvements	6,468	7,080
Leasehold improvements	12,760	13,713
Furniture, fixtures and equipment	8,961	13,090
	29,636	35,529
Accumulated depreciation and amortization	(17,399)	(20,257)
	$12,237	$15,272

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $2,989,000 and $2,995,000, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Rental expenses, included in occupancy expense of premises, related to the occupancy of premises and related shared costs for common areas totaled $4,599,000 and $4,254,000 for the years ended December 31, 2021 and 2020, respectively. The minimum obligation under non-cancelable, non-discounted lease agreements expiring through December 31, 2032, for each of the years ended December 31 is as follows (In Thousands):

2022	$3,296
2023	2,423
2024	2,032
2025	1,613
2026	1,399
Thereafter	3,062
$13,825

Note 7 - Interest Receivable

The distribution of interest receivable at December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
	(In Thousands)
Loans	$8,461	$12,324
Securities	722	600
	$9,183	$12,924

Note 8 – Deposits

The distribution of deposits at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(In Thousands)
Demand:
Non-interest bearing	$588,207	$402,100
Interest bearing	668,262	613,882
Money market	337,126	315,208
	1,593,595	1,331,190
Savings and club	329,724	297,765
Certificates of deposit	638,083	689,095
	$2,561,402	$2,318,050

Deposits of certain municipalities and local government agencies are collateralized by $30.9 million of investment securities and by a $150.0 million Municipal Letter of Credit with the FHLB.

At December 31, 2021 and 2020, certificates of deposit of $250,000 or more totaled approximately $275.0 million and $302.9 million, respectively.

At December 31, 2021, deposits from officers, directors and their associates totaled approximately $15.9 million.

Note 8 – Deposits (continued)

The scheduled maturities of certificates of deposit at December 31, 2021, were as follows (In thousands):

Amount
2022	$569,231
2023	44,113
2024	16,312
2025	5,836
Thereafter	2,591
$638,083

As of December 31, 2021, the Company had no brokered deposits. The Company had $20.0 million brokered deposits at December 31, 2020. Reciprocal deposits are not considered brokered deposits under applicable regulations.

Note 9 - Short-Term Debt and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2021	2020

	Amount	Amount
	( In Thousands)
Balance at end of period	$-	$-
Average balance outstanding during the year	$48	$160
Highest month-end balance during the year	$-	$25,000
Average interest rate during the year	0.50%	0.36%
Weighted average interest rate at year-end	-%	-%

Long-term debt consists of the following:

		December 31,
		2021		2020
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,
	2021	-%	$-	2.05%	$53,000
	2022	-	-	1.49	23,000
	2023	-	-	1.29	25,000
	2024	0.48	18,000	1.21	47,000
	2025	1.84	43,711	1.96	43,161
	2026	0.65	10,000	-	-
		1.39%	$71,711	1.66%	$191,161

FHLB advances are presented net of unamortized prepayment penalties totaling $2.1 million at December 31, 2021, and $2.6 million at December 31, 2021.

At December 31, 2021 and 2020 loans with carrying values of approximately $733.3 million and $814.6 million, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. No securities were pledged at December 31, 2021 and 2020. The Bank’s total credit exposure cannot exceed 50.0 percent of its total assets, or $1.484 billion, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50.0 percent of total assets is recalculated each quarter.

In October 2020, the Bank prepaid a $20.8 million FHLB advance with a rate of 3.10 percent and a maturity date in September 2022. The prepaid borrowing was replaced with a $20.8 million FHLB advance with an interest rate of 0.59 percent and maturity date of 5 years. Included in the interest rate is a prepayment penalty of 1.15 percent. In November 2020, the Bank prepaid a $25.0 million FHLB advance with an interest rate of 2.90 percent and a maturity date in 2023. The prepaid borrowing was replaced with $25.0 million of FHLB advances with an interest rate of 0.68 percent and a maturity date of 5 years. Included in the interest rate is a prepayment penalty of 1.25 percent. The prepayment penalties are amortized over the life of the new debt instruments in accordance with ASC 470-50, Debt - Modifications and Extinguishments.

During the year ended December 31, 2021, the Company opted to extinguish $115.0 million of FHLB advances which held an average rate of 1.60 percent and were originally set to mature in 2021, 2022, 2023 and 2024. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 16 basis points on an annualized basis. The related expense for the extinguishment of this debt is included in noninterest expense.

During the year ended December 31, 2020, the Company opted to extinguish $47.0 million of FHLB advances which held an average rate of 2.24 percent and were originally set to mature in 2021 and 2022. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 12 basis points on an annualized basis. The related expense for the extinguishment of this debt is included in noninterest expense.

Note 10 – Subordinated Debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625 percent for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72 percent until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured

Note 10 – Subordinated Debt (continued)

creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital is used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $349,000 and $582,000 at December 31, 2021 and 2020, respectively.

The Company also has $4.1 million of mandatory redeemable Trust Preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month LIBOR plus 2.650 percent. The rate paid as of December 31, 2021 and 2020 was 2.770 percent and 2.879 percent, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule established a new common equity Tier 1 minimum capital requirement (4.5 percent of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4.0 percent to 6.0 percent of risk-weighted assets) and assigned a higher risk weight (150 percent) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer was phased in starting at 0.625 percent in 2016 and increased by 0.625 percent annually until it reached 2.5 percent in 2019. The Bank currently complies with the minimum capital requirements set forth in the final rule. As a result of the Regulatory Relief Act, effective for September 30, 2018, bank holding companies with consolidated assets of less than $3.0 billion, and not involved in any significant non-banking activity, are no longer required to file Federal Reserve Board reports for holding companies. As such, the Company is no longer subject to capital adequacy requirements.

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9.0 percent for institutions under $10.0 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. On November 4, 2019, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020, or wait until the quarter beginning April 1, 2020. The Bank has opted-in to the CBLR. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5 percent for the calendar year. Community banks will have until January 1, 2022 before the CBLR requirement will return to 9.0 percent.

The following table presents information as to the Bank’s capital levels.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2021
Bank
Community Bank Leverage Ratio	299,247	9.92	211,177	7.00	256,429	8.50

As of December 31, 2020
Bank
Community Bank Leverage Ratio	$278,229	9.85%	$197,169	7.00%	$225,336	8.00%

As of December 31, 2021 and 2020, the most recent notification from the Bank’s regulators categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter. On March 2, 2020, the Company authorized a stock repurchase program which would allow it to repurchase up to 500,000 shares of stock. The Company repurchased the maximum number of shares that may be repurchased under that program in the second quarter of 2020 and that program is now closed. On December 11, 2020 the Company authorized another stock repurchase plan, which would allow it to repurchase up to 500,000 shares of stock. The Company repurchased 301,024 shares during the year ended December 31, 2021.

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

The following tables set forth the Pension Plan's funded status at December 31, 2021 and 2020 and components of net periodic pension cost for the years ended December 31, 2021 and 2020:

Change in Benefit Obligation:	December 31,
	2021	2020
	(In Thousands)
Benefit obligation, beginning of year	$8,194	$7,834
Interest cost	201	245
Actuarial (gain) loss	(929)	773
Benefits paid	(459)	(459)
Lump sum distributions	(515)	(199)
Benefit obligation, ending	$6,492	$8,194
Change in Plan Assets:
Fair value of assets, beginning of year	$7,112	$7,576
Actual return on plan assets	1,006	194
Benefits paid	(459)	(459)
Lump sum distributions	(515)	(199)
Fair value of assets, ending	$7,144	$7,112
Reconciliation of Funded Status:
Projected benefit obligation	$6,492	$8,194
Fair value of assets	7,144	7,112
Funded (unfunded) status, included in other liabilities, net	$652	$(1,082)
Valuation assumptions used to determine benefit obligation at period end:
Discount rate	2.83%	2.52%
Salary increase rate	N/A	N/A

Net Periodic Pension Expense:	December 31,
	2021	2020
	(In Thousands)
Interest cost	$201	$245
Expected return on assets	(413)	(441)
Amortization of net loss	635	316
Net Periodic Pension Cost and Settlements	$423	$120
Valuation assumptions used to determine net periodic benefit cost for the year:
Discount rate	2.52%	3.22%
Long term rate of return on plan assets	6.00%	6.00%
Salary increase rate	N/A	N/A

At December 31, 2021 and December 31, 2020, unrecognized net losses of ($912,000) and ($3,095,000), respectively, were included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30.

Note 12 - Benefits Plan (continued)

Plan Assets

Investment Policies and Strategies

The primary long-term objective for the Pension Plan is to maintain assets at a level that will sufficiently cover future beneficiary obligations. The Pension Plan is structured to include a volatility reducing component (the fixed income commitment) and a growth component (the equity commitment).

To achieve the Bank’s long-term investment objectives, the trustee invests the assets of the Pension Plan in a diversified combination of asset classes, investment strategies, and pooled vehicles. The asset allocation guidelines in the table below reflect the Bank’s risk tolerance and long-term objectives for the Pension Plan. These parameters will be reviewed on a regular basis and subject to change following discussions between the Bank and the trustee.

The following asset allocation targets and ranges guides the trustee in structuring the overall allocation in the Pension Plan’s investment portfolio. The Bank or the trustee may amend these allocations to reflect the most appropriate standards consistent with changing circumstances. Any such fundamental amendments in strategy will be discussed between the Bank and the trustee prior to implementation.

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
	Minimum	Target	Maximum
Equity
Large-Cap U.S.		47%
Mid/Small-Cap U.S.		11%
Non-U.S.		3%
Total-Equity	40%	61%	60%

Fixed Income
Long/Short Duration		38%
Money Market/Certificates of Deposit		1%
Total-Fixed Income	40%	39%	60%

The parameters for each asset class provide the trustee with the latitude for managing the Pension Plan within a minimum and maximum range. The trustee has full discretion to buy, sell, invest and reinvest in these asset segments based on these guidelines which includes allowing the underlying investments to fluctuate within the stated policy ranges. The Pension Plan maintains a cash equivalents component (not to exceed 3 percent under normal circumstances) within the fixed income allocation for liquidity purposes.

The trustee monitors the actual asset segment exposures of the Pension Plan on a regular basis and, periodically, may adjust the asset allocation within the ranges set forth above as it deems appropriate. Periodic reallocations of assets are based on the trustee’s perception of the changing risk/return opportunities of the respective asset classes.

Determination of Long-Term Rate of Return

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Pension Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6.0 to 10.0 percent and 2.0 to 6.0 percent, respectively. The long-term inflation rate was estimated to be 3.0 percent. When these overall return expectations are applied to the Pension Plan’s target allocation, the result is an expected rate of return of 4.0 to 7.0 percent.

Note 12 - Benefits Plan (continued)

The fair values of the Pension Plan assets at December 31, 2021, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$1,021	$1,021	$-	$-
Large-Cap Growth (b)	259	259	-	-
Diversified Emerging Markets (f)	247	247	-	-
Large Blend (d)	1,748	1,748	-	-
Technology (g)	305	305	-	-
Mutual Funds-Fixed Income
Long Government (h)	204	204	-	-
Multi-Sector Bond (c)	1,047	1,047	-	-
High Yield Bond (e)	732	732	-	-
Intermediate Core Bond (i)	737	737
BCB Common Stock	800	800	-	-
Cash Equivalents
Money Market	$44	$44	$-	$-
Total	$7,144	$7,144	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2020, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$954	$954	$-	$-
Diversified Emerging Markets (f)	323	323	-	-
Large Blend (d)	1,592	1,592	-	-
Technology (g)	314	314
Mutual Funds-Fixed Income
Long Government (h)	252	252	-	-
Multi-Sector Bond (c)	1,192	1,192	-	-
High Yield Bond (e)	818	818	-	-
Intermediate Core Bond (i)	878	878
BCB Common Stock	574	574	-	-
Cash Equivalents
Money Market	$215	$215	$-	$-
Total	$7,112	$7,112	$-	$-

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

b)Large Cap Growth Stocks of large cap companies that are projected to grow faster than other large cap stocks. Stocks in the top 70% of the capitalization of the U.S. equity market defined as large cap. Growth is defined based on fast growth (high growth rates for earnings, sales, book value, and cash flow) and high valuations (high price ratios and low dividend yields).

c)Multi Sector portfolios seek income by diversifying their assets among several fixed-income sectors, usually U.S. government obligations, foreign bonds, and high-yield domestic debt securities.

d)This fund invests in 500 of the largest U.S. companies, which span many different industries and account for about three-fourths of the U.S. Stock Markets value.

e)High Yield Bond funds invest at least 65 percent of assets in bonds rated below BBB. This fund seeks to provide shareholders with a high level of current income with capital growth as a secondary objective.

f)The fund invests at least 80% of the value of its assets in equity securities and equity related instruments that are tied economically to emerging markets.

g)The fund normally invests at least 80% of the fund’s net assets in securities of issuers principally engaged in offering, using or developing products, processes or services that will provide or benefit significantly from technological advances and improvements.

h)The fund normally invests at least 80% of assets in securities included in the Bloomberg Barclays U.S. Long Treasury Bond Index.

i)Intermediate term core bond portfolios invest primarily in investment grade U.S. fixed-income issues including government, corporate, and securitized debt, and hold less than 5% in below-investment grade exposures.

Note 12 - Benefits Plan (continued)

The Company does not expect to contribute, based upon actuarial estimates, to the Pension Plan in 2022.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2022	$450
2023	432
2024	413
2025	414
2026	409
2027-2031	1,912

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

The following table presents the share-based compensation expense for the years ended December 31, 2021 and 2020 (Dollars in Thousands).

	Years Ended December 31,
	2021	2020
Stock Option Expense	$230	$558
Restricted Stock Expense	187	636
Total share-based compensation expense	$417	$1,194

The following is a summary of the status of the Company’s restricted shares as of December 31, 2021.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	22,304	$ 12.46
Granted	26,700	12.89
Vested	(22,304)	12.46
Forfeited	-	-
Non-vested at December 31, 2021	26,700	$ 12.89

The remaining non-vested restricted shares outstanding as of December 31, 2021 will be charged to expense in 2022-2025, totaling $247,864.

Note 12 - Benefits Plan (continued)

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2020	1,200,975	$8.93-13.32	$11.45	7.05	$2,806
Options forfeited	(8,127)	11.26-12.46	11.68
Options exercised	(500)	10.55	10.55
Options granted	-	-	-
Options expired	-	-	-
Outstanding at December 31, 2020	1,192,348	$8.93-13.32	$11.45	6.04	$333
Options forfeited	-
Options exercised (1)	(70,723)	8.93-12.46	9.87
Options granted	72,800	12.89-13.68	12.96
Options expired	-	-	-
Outstanding at December 31, 2021	1,194,425	$9.02-13.68	$11.64	5.44	$4,528
Exercisable at December 31, 2021	860,625

__________

(1) Includes 31,432 cashless exercise of options.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 333,800 shares of unvested options outstanding as of December 31, 2021, is $573,000 and will be recognized over a weighted average period of 4.5 years.

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

The key valuation assumptions and fair value of stock options granted during the twelve months ended December 31, 2021 were:

Expected life	7.12	years
Risk-free interest rate	0.86%
Volatility	28.40%
Dividend yield	4.32%
Fair value	$2.04

Supplemental Executive Retirement Plan

The Bank entered into a Supplemental Executive Retirement Agreement (the “SERP Agreement”) with its Chief Executive Officer (“the CEO”) in December 2021, payable in the form of a life annuity.

In the event the CEO experiences a separation from service for cause, the CEO will forfeit his entire SERP benefit, regardless of vesting. In the event the CEO dies while in active service with the Bank, his beneficiary will receive a lump sum payment equal to his account balance (the liability accrued by the Bank under generally accepted accounting principles as of such date) at the time of death in a single lump sum. In the event the CEO dies after a separation from service but before receiving 180 monthly payments, his beneficiary will receive the monthly benefit payments that CEO was entitled to at the time of his death until 180 monthly payments have been made. If the CEO has already received 180 monthly payments at the time of his death, his beneficiary will not be entitled to a death benefit.

The SERP Agreement is an unfunded arrangement maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code.  The cost of the benefit is being amortized over a three-year vesting period beginning in 2021. In 2021, the Bank recorded compensation expense of $597,000 related to the Plan. The anticipated expense for the years ended December 31, 2022 and December 31, 2023 is $309,000 and $320,000, respectively. The Bank has elected to fund the retirement benefit by purchasing annuities that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreement, totaling $1.79 million, which is included in other assets.

Note 13 – Stockholders’ Equity

On December 21, 2021, BCB Bancorp, Inc. (the “Company”) closed a private placement of Series I Noncumulative Perpetual Stock, par value $0.01 per share (the “Series I Preferred Stock”), resulting in gross proceeds of $3.2 million for 320 shares.

On December 15, 2020, the Company closed a third and final round of its private placement Series H 3.5% Noncumulative Perpetual Preferred Stock, resulting in additional gross proceeds of $2.3 million for 225 shares.

Note 13 – Stockholders’ Equity (continued)

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

Amortization expense of the core deposit intangibles was $57,000 and $64,000 for the years ended December 31, 2021 and December 31, 2020, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2021 was $178,000 and $5.2 million, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2020 was $234,000 and $5.2 million, respectively.

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

The Company conducts impairment analysis on goodwill at least annually or more often as conditions require. Pursuant to ASC 350-20-35, the Company conducted a qualitative assessment of goodwill as of October 31, 2021, and determined that it was more likely than not that goodwill was not impaired. Accordingly, there was no impairment at December 31, 2021.

The Company performed interim analyses of goodwill impairment each quarter in 2021 and 2020 due to a triggering event of the stock price falling below the Company's calculated book value, largely related to the effects of the COVID-19 pandemic. Pursuant to ASC 350-20-35-70, the Company elected to proceed to a quantitative assessment of goodwill at October 31, 2020 to compare its fair value with its carrying amount. ASC Topic 820 - (Fair Value Measures and Disclosures) defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company determined that the Income and Market Approach were deemed appropriate in determining the fair value of the Bank, which as the primary reporting unit of the Company, is the reporting unit to which goodwill applies. Based on the results of this assessment, the Company determined that the fair value of goodwill was in excess of its carrying amounts and therefore there was no impairment at December 31, 2020.

Note 15 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors of the Company, and compliance with regulatory requirements. State and federal law and regulations impose limitations on the Bank’s ability to pay dividends to the Company. Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50 percent of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. During 2021 and 2020, the Bank paid the Company total dividends of $15,885,000 and $18,212,000, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

Note 16 - Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2021	2020
	(In Thousands)
Current income tax expense:
Federal	$8,736	$6,407
State	6,257	4,172
	14,993	10,579
Deferred income tax benefit:
Federal	(571)	(1,122)
State	(404)	(891)
	(975)	(2,013)
Total Income Tax Expense	$14,018	$8,566

Note 16 - Income Taxes (continued)

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2021	2020
Deferred income tax assets:	(In Thousands)
Allowance for loan losses	$10,610	$8,884
Other real estate owned expenses	11	9
Non-accrual interest	361	755
Benefit plan-accumulated other comprehensive loss	234	884
Valuation adjustment on loans receivable acquired	1,277	1,810
Net operating loss carry forwards	1,359	1,455
Lease liability	3,645	4,352
Other	1,509	1,178
	19,006	19,327
Deferred income tax liabilities:
Valuation adjustment on premises and equipment acquired	77	145
Right-of-use assets	3,561	4,284
Unrealized gain on securities	1,028	1,088
SBA servicing asset	520	688
Borrowing modification	597	-
Benefit plans	264	548
	6,047	6,753
Net Deferred Tax Asset	$12,959	$12,574

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2021	2020
	(In Thousands)
Balance at beginning of year:	$12,574	$11,180
Deferred tax benefit	975	2,013
Other comprehensive income
Available for sale securities	60	(827)
Benefit plan	(650)	208
Balance at end of year	$12,959	$12,574

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management has considered the profitability of current core operations, future market growth, forecasted earnings, future taxable income, and ongoing, feasible and permissible tax planning strategies. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and carry forwards are available. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet.

In conjunction with the Company’s acquisition of IA Bancorp in 2018, the Company acquired a federal net operating loss carry forward of $8.7 million. This carry forward is available for use through 2035; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $459,000 annually on a cumulative basis (portions of the $459,000 not used in a particular year may be added to subsequent usage). At December 31, 2021 and 2020, the Company had approximately $6.5 million and $6.9 million remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes.

Note 16 - Income Taxes (continued)

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 21.0 percent to income before income tax expense.

	Years Ended December 31,
	2021	2020
	(In Thousands)
Federal income tax expense at statutory rate	$10,134	$6,179
Increases in income taxes resulting from:
State income tax , net of federal income tax effect	4,684	2,592
Tax-exempt income	(45)	(99)
Bank-owned life insurance earnings	(620)	(217)
Other items, net	(135)	111
Effective Income Tax Expense	$14,018	$8,566
Effective Income Tax Rate	29.0%	29.1%

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

Outstanding loan related commitments were as follows:

	December 31,
	2021	2020
	(In Thousands)
Loan origination commitments	$67,392	$49,605
Standby letters of credit	3,309	2,784
Construction loans in process	84,195	82,336
Unused lines of credit	114,779	118,791
	$269,675	$253,516

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

At December 31, 2021, the Company leased 29 of its offices under various operating lease agreements. The leases have remaining terms of 1 year to 12 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

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

Note 17- Commitments and Contingencies (continued)

The following tables present certain information related to the Company’s lease obligations (in thousands):

Twelve Months Ended December 31, 2021
Operating lease cost	$3,711
Variable lease cost-operating leases	$976

At December 31, 2021
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$12,457

Operating Lease Liabilities:
Current liabilities	$3,296
Operating lease liabilities (noncurrent portion)	10,529
Imputed interest	(1,073)
Total operating lease liabilities	$12,752

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

Weighted Average Remaining Lease Term
Operating leases	5.99	years

Weighted Average Discount Rate
Operating leases	2.60%

The following table summarizes the Company’s maturity of lease obligations for operating leases at December 31, 2021 (in thousands):

Maturities of lease liabilities (discounted):
At December 31, 2021
Operating Leases
One year or less	$3,296
Over one year through three years	4,455
Over three years through five years	3,012
Over five years	3,062
Gross Operating Lease Liabilities	$13,825
Imputed Interest	(1,073)
Total Operating Lease Liabilities	$12,752

Legal Contingencies

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2021, the Company was not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2021:
Securities Available for Sale
Debt Securities Available for Sale	$85,186	$-	$85,186	$-
Marketable Equities	25,187	25,187	-	-
Total Securities Available for Sale	$110,373	$25,187	$85,186	$-

As of December 31, 2020:
Securities Available for Sale
Debt Securities Available for Sale	$99,756	$-	$99,756	$-
Marketable Equities	17,717	17,717	-	-
Total Securities Available for Sale	$117,473	$17,717	$99,756	$-

For assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2021:
Impaired loans	$14,796	$-	$-	$14,796
Other real estate owned	$75	$-	$-	$75

As of December 31, 2020:
Impaired loans	$10,130	$-	$-	$10,130
Other real estate owned	$414	$-	$-	$414

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2021:
Impaired Loans	$14,796	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Note 18- Fair Value Measurements and Fair Value of Financial Instruments (continued)

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2020:
Impaired Loans	$10,130	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$414	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2021 and 2020:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and interest-earning deposits approximate those assets’ fair values.

Securities (Carried at Fair Value)

The fair value of securities is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2021 and 2020 consists of the loan balances of $22,624,000 and $14,591,000 net of a valuation allowance of $7,828,000 and $4,461,000, respectively.

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

Note 18- Fair Value Measurements and Fair Value of Financial Instruments (continued)

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

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2021 and 2020:

	As of December 31, 2021
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$411,629	$411,629	$411,629	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	85,186	85,186	-	85,186	-
Equity investments	25,187	25,187	25,187	-	-
Loans held for sale	952	952	-	952	-
Loans receivable, net	2,304,942	2,313,204	-	-	2,313,204
FHLB of New York stock, at cost	6,084	6,084	-	6,084	-
Accrued interest receivable	9,183	9,183	-	9,183	-

Financial liabilities:
Deposits	2,561,402	2,520,191	1,881,121	639,070	-
Debt	71,711	71,214	-	71,214	-
Subordinated debentures	37,275	45,020	-	45,020	-
Accrued interest payable	1,051	1,051	-	1,051	-

	As of December 31, 2020
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$261,229	$261,229	$261,229	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	99,756	99,756	-	99,756	-
Equity investments	17,717	17,717	17,717	-	-
Loans held for sale	3,530	3,530	-	3,530	-
Loans receivable, net	2,295,021	2,309,118	-	-	2,309,118
FHLB of New York stock, at cost	11,324	11,324	-	11,324	-
Accrued interest receivable	12,924	12,924	-	12,924	-

Financial liabilities:
Deposits	2,318,050	2,323,561	1,627,871	695,690	-
Debt	191,161	194,899	-	194,899	-
Subordinated debentures	37,042	37,252	-	37,252	-
Accrued interest payable	1,463	1,463	-	1,463	-

+

Note 19 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2021	2020
	(In Thousands)

Net unrealized loss on securities available for sale	$2,440	$2,682
Tax effect	(605)	(665)
Net of tax amount	1,835	2,017

Benefit plan adjustments	(930)	(3,095)
Tax effect	223	873
Net of tax amount	(707)	(2,222)

Accumulated other comprehensive loss	$1,128	$(205)

Note 20 - Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2021	2020
	(In Thousands)
Assets
Cash and due from banks	$3,812	$1,737
Investment in subsidiaries	307,165	284,965
Restricted common stock	124	124
Other assets	1,331	550
Total assets	312,432	287,376
Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$37,275	$37,042
Other Liabilities	1,133	1,123
Total liabilities	38,408	38,165
Stockholder's Equity	274,024	249,211
Total Liabilities and Stockholders' Equity	$312,432	$287,376

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2021	2020
	(In Thousands)
Dividends from Bank	$15,885	$17,327
Interest and dividends from investments	-	2
Total Income	15,885	17,329
Interest expense, borrowed money	2,230	2,256
Other	353	289
Total Expense	2,583	2545
Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiaries	13,302	14,784
Income tax benefit	(777)	(765)
Income before Equity in Undistributed Earnings of Subsidiaries	14,079	15,549
Equity in undistributed earnings of subsidiaries	20,161	5,308
Net Income	$34,240	$20,857

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2021	2020
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$34,240	$20,857
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	233	232
Equity in undistributed earnings of subsidiaries	(20,161)	(5,308)
Decrease (increase) in other assets	(781)	141
(Decrease) increase in other liabilities	10	(58)
Net Cash Provided By Operating Activities	13,541	15,864
Cash Flows from Investing Activities
Additional investment in subsidiary	(289)	-
Net Cash Used In Investing Activities	$(289)	$-
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	3,200	11,192
Redemption of preferred stock	-	(10,485)
Proceeds from issuance of common stock	765	362
Cash dividends paid	(10,935)	(10,525)
Purchase of treasury stock	(4,207)	(4,870)
Net Cash Provided by (Used in) Financing Activities	(11,177)	(14,326)
Net Increase (Decrease) in Cash and Cash Equivalents	2,075	1,538
Cash and Cash Equivalents - Beginning	$1,737	$199
Cash and Cash Equivalents - Ending	$3,812	$1,737

Note 21 - Subsequent Events

Subsequent Events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.

On January 12, 2022, the Company declared a cash dividend of $0.16 per share and was paid to stockholders on February 15, 2022, with a record date of February 1, 2022.

On February 4, 2022, the Company redeemed all 533 outstanding shares of its Series G 6.0% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption of $5.3 million.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2021 is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wolf and Company, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2021 that appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and/or any persons performing similar functions. The Code of Ethics is available for free by writing to: President and Chief Executive Officer, BCB Bancorp, Inc., 104-110 Avenue C, Bayonne, New Jersey 07002. The Code of Ethics was filed as an exhibit to the Form 10-K for the year ended December 31, 2004 and is incorporated by reference as an exhibit to this report.

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), including the sections entitled “Biographical Information Regarding Nominees, Continuing Directors and Named Executive Officers” and “Code of Ethics”, is incorporated herein by reference.

The information concerning directors and executive officers of the Company under the caption “Proposal I-Election of Directors” and information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “The Audit Committee” of the 2022 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The sections of the Company’s 2022 Proxy Statement entitled “Executive Compensation” and “The Compensation Committee” are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Company’s 2022 Proxy Statement entitled “Equity Compensation Plan Information”, “Voting Securities And Principal Holders Thereof”, and ““Proposal I—Election of Directors” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Company’s 2022 Proxy Statement entitled “Related Party Transactions” and “Proposal I-Election of Directors—Board Independence” are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, “Proposal II-Ratification of the Appointment of Independent Auditors—Fees Paid to Wolf & Company, P.C.” and “---Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of December 31, 2021 and 2020

(C) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b) Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc.
3.2	Bylaws of BCB Bancorp, Inc. (2)
4.1	Specimen Stock Certificate (3)
4.2	Form of Subordinated Note Purchase Agreement (12)
4.3	Description of Common Stock (16)
4.4	Form of Subordinated Note (14)
10.1	BCB Community Bank 2002 Stock Option Plan (4)
10.2	BCB Community Bank 2003 Stock Option Plan (5)
10.3	Amendment to 2002 and 2003 Stock Option Plans (6)
10.4	2005 Director Deferred Compensation Plan (7)
10.5	Employment Agreement with Thomas M. Coughlin (10)
10.6	BCB Bancorp, Inc. 2011 Stock Option Plan (8)
10.7	BCB Bancorp, Inc. 2018 Equity Incentive Plan (11)
10.8	Employment Agreement with Thomas Keating (13)
10.9	Defined Benefit Supplemental Executive Retirement Plan (15)
10.10	Employment Agreement with Kenneth G. Emerson (1)
10.11	Employment Agreement with Ryan Blake
10.12	Employment Agreement with Sandra L. Sievewright
10.13	Employment Agreement with Wing K. Siu
14	Code of Ethics (9)
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm – Wolf & Company, P.C..
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______

(1)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on February 23, 2022.

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

(12)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2018.

(13)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on February 23, 2022.

(14)Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2018.

(15)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 3, 2022.

(16)Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 9, 2022	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Coughlin
Thomas Coughlin	President, Chief Executive Officer and Director	March 9, 2022
(Principal Executive Officer)

/s/ Karen M. Duran
Karen M. Duran	Interim Chief Financial Officer	March 9, 2022
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 9, 2022

/s/ Robert Ballance
Robert Ballance	Director	March 9, 2022

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 9, 2022

/s/ James E. Collins
James E. Collins	Director	March 9, 2022

/s/ Vincent DiDomenico, Jr.
Vincent DiDomenico, Jr.	Director	March 9, 2022

/s/ Joseph Lyga
Joseph Lyga	Director	March 9, 2022

/s/ August Pellegrini, Jr.
August Pellegrini, Jr.	Director	March 9, 2022

/s/ John Pulomena
John Pulomena	Director	March 9, 2022

/s/ James Rizzo
James Rizzo	Director	March 9, 2022

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 9, 2022