Form 10-Q
period 2022-03-31
BCB BANCORP INC
filed 2022-05-04
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 2, 2022, BCB Bancorp, Inc., had 16,991,284 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Cash and amounts due from depository institutions	$8,448	$9,606
Interest-earning deposits	388,205	402,023
Total cash and cash equivalents	396,653	411,629

Interest-earning time deposits	735	735
Debt securities available for sale	86,307	85,186
Equity investments	21,269	25,187
Loans held for sale	325	952
Loans receivable, net of allowance for loan losses
of $33,980 and $37,119 respectively	2,395,930	2,304,942
Federal Home Loan Bank of New York stock, at cost	6,128	6,084
Premises and equipment, net	11,646	12,237
Accrued interest receivable	9,593	9,183
Other real estate owned	75	75
Deferred income taxes	13,016	12,959
Goodwill and other intangibles	5,417	5,431
Operating lease right-of-use assets	11,883	12,457
Bank-owned life insurance ("BOLI")	73,240	72,485
Other assets	8,093	7,986
Total Assets	$3,040,310	$2,967,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$621,402	$588,207
Interest bearing deposits	2,009,773	1,973,195
Total deposits	2,631,175	2,561,402
FHLB advances	71,848	71,711
Subordinated debentures	37,333	37,275
Operating lease liability	12,180	12,752
Other liabilities	11,615	10,364
Total Liabilities	2,764,151	2,693,504

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,645 shares of Series D 4.5%, Series H 3.5% and Series I 3.0%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at March 31, 2022 and 2,916 shares of Series D 4.5%, Series G 6%, Series H 3.5% and Series I 3% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2021	-	-
Additional paid-in capital preferred stock	26,213	28,923
Common stock: no par value; 40,000,000 shares authorized; issued 19,753,295 and 19,708,375 at March 31, 2022 and December 31, 2021, respectively, outstanding 16,984,538 and 16,940,133, at March 31, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital common stock	194,222	193,927
Retained earnings	88,132	81,171
Accumulated other comprehensive loss	(1,275)	1,128
Treasury stock, at cost, 2,768,757 and 2,768,242 shares at March 31, 2022 and December 31, 2021, respectively	(31,133)	(31,125)
Total Stockholders' Equity	276,159	274,024
Total Liabilities and Stockholders' Equity	$3,040,310	$2,967,528

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$26,321	$26,863
Mortgage-backed securities	159	206
Other investment securities	948	784
FHLB stock and other interest earning assets	296	222
Total interest income	27,724	28,075

Interest expense:
Deposits:
Demand	758	1,198
Savings and club	108	118
Certificates of deposit	980	1,992
	1,846	3,308
Borrowings	806	1,205
Total interest expense	2,652	4,513

Net interest income	25,072	23,562
(Reversal) provision for loan losses	(2,575)	1,865

Net interest income after (reversal) provision for loan losses	27,647	21,697

Non-interest income:
Fees and service charges	1,214	1,111
BOLI income	755	701
Gain on sales of loans	65	274
Realized and unrealized (losses) on equity investments	(2,685)	(196)
Other	51	60
Total non-interest income	(600)	1,950

Non-interest expense:
Salaries and employee benefits	6,736	6,545
Occupancy and equipment	2,695	2,953
Data processing and communications	1,465	1,456
Professional fees	494	412
Director fees	321	247
Regulatory assessments	304	376
Advertising and promotional	141	83
Other real estate owned, net	1	4
Loss from extinguishment of debt	-	540
Other	802	967
Total non-interest expense	12,959	13,583

Income before income tax provision	14,088	10,064
Income tax provision	4,136	2,947

Net Income	$9,952	$7,117
Preferred stock dividends	276	283
Net Income available to common stockholders	$9,676	$6,834

Net Income per common share-basic and diluted
Basic	$0.57	$0.40
Diluted	$0.56	$0.40

Weighted average number of common shares outstanding
Basic	16,980	17,115
Diluted	17,343	17,232

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended March 31,
	2022	2021

Net Income	$9,952	$7,117
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale debt securities:
Unrealized holding losses arising during the period	(3,195)	(192)
Tax Effect	792	48
Other comprehensive loss	(2,403)	(144)
Comprehensive income	$7,549	$6,973

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2022	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024
Net income	-	-	-	9,952	-	-	9,952
Other comprehensive income	-	-	-	-	-	(2,403)	(2,403)
Stock-based compensation expense	-	-	95	-	-	-	95
Treasury Stock Purchases (515 shares)	-	-	-	-	(8)	-	(8)
Dividends payable on Series D 4.5%, Series H 3.5%, and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(276)	-	-	(276)
Redemption of Series G Preferred Stock	-	-	(5,330)	-	-	-	(5,330)
Issuance of Series I Preferred Stock	-	-	2,620	-	-	-	2,620
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,601)	-	-	(2,601)
Dividend reinvestment plan			114	(114)			-
Stock Purchase Plan	-	-	86	-	-	-	86
Balance at March 31, 2022	$-	$-	$220,435	$88,132	$(31,133)	$(1,275)	$276,159

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2021	$-	$-	$217,999	$58,335	$(26,918)	$(205)	$249,211
Net income	-	-	-	7,117	-	-	7,117
Other comprehensive income	-	-	-	-	-	(144)	(144)
Stock-based compensation expense	-	-	135	-	-	-	135
Treasury Stock Purchases (32,093 shares)	-	-	-	-	(412)	-	(412)
Dividends payable on Series D 4.5%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(283)	-	-	(283)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,281)	-	-	(2,281)
Dividend reinvestment plan	-	-	111	(111)	-	-	-
Stock Purchase Plan	-	-	111	-	-	-	111
Balance at March 31, 2021	$-	$-	$218,356	$62,777	$(27,330)	$(349)	$253,454

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$9,952	$7,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	629	634
Amortization and accretion, net	(375)	(191)
(Reversal) provision for loan losses	(2,575)	1,865
Deferred income tax expense (benefit)	735	(617)
Loans originated for sale	(2,452)	(10,074)
Proceeds from sales of loans	3,144	12,731
Gain on sales of loans originated for sale	(65)	(274)
Realized and unrealized losses on equity investments	2,685	196
Stock-based compensation expense	95	135
BOLI income	(755)	(701)
(Increase) decrease in accrued interest receivable	(410)	868
(Increase) decrease in other assets	(107)	3,124
Decrease in accrued interest payable	(497)	(656)
Increase in other liabilities	1,748	211
Net Cash Provided by Operating Activities	11,752	14,368
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities	3,068	5,843
Purchases of securities	(7,488)	(757)
Proceeds from sales of securities	1,233	-
Proceeds from sale of impaired loans	-	180
Net increase in loans receivable	(87,723)	(2,891)
Purchases of BOLI	-	(8,500)
Additions to premises and equipment	(38)	(158)
(Purchase) sale of Federal Home Loan Bank of New York stock	(44)	2,404
Net Cash Used In Investing Activities	(90,992)	(3,879)
Cash flows from financing activities:
Net increase in deposits	69,773	86,085
Net proceeds from Federal Home Loan Bank of New York Advances	-	10,000
Repayments of Federal Home Loan Bank of New York Advances	-	(68,000)
Purchases of treasury stock	(8)	(412)
Cash dividends paid on common stock	(2,601)	(2,281)
Cash dividends paid on preferred stock	(276)	(283)
Net proceeds from issuance of common stock	86	111
Net proceeds from issuance of preferred stock	2,620	-
Payments for redemption of preferred stock	(5,330)	-
Net Cash Provided by Financing Activities	64,264	25,220

Net (Decrease) Increase in Cash and Cash Equivalents	(14,976)	35,709
Cash and Cash Equivalents-Beginning	411,629	261,229

Cash and Cash Equivalents-Ending	$396,653	$296,938

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$411	$375
Interest	3,150	5,169

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and, therefore, do not necessarily include all information that would be included in audited consolidated financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of consolidated financial condition and results of operations. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or any other future period. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between December 31, 2021 and the date these consolidated financial statements were issued.

Risks and Uncertainties - We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The full fallout from the pandemic and its long-term impact on economies, markets, industries and financial institutions is not known at this time, and it may take years to fully determine COVID-19’s economic impact.

The occurrence of events which adversely affect the global, national and regional economies may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us, including banking, borrowing and other financial transactions. A strong and stable economy at each of the local, federal and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control which disrupt the New Jersey, New York, United States and/or global economy may therefore negatively impact our business and financial condition. A public health crisis such as the COVID-19 pandemic is no exception, and its adverse health and economic effects may adversely impact our business and financial condition. As of the date of issuance of the condensed consolidated financial statements, the extent to which the COVID-19 pandemic may impact the Company’s financial condition, liquidity, or results of operations is uncertain.

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

Note 3 – Reclassification

Certain amounts for the three month period March 31, 2021 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

On January 12, 2022, awards of 33,000 shares of restricted stock, in aggregate, were declared for members of the Board of Directors of the Bank and the Company, which vest over a 4-year period, commencing on the anniversary of the award date.

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of March 31, 2022 and 2021.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	26,700	$12.89
Granted	33,000	16.00
Vested	(6,750)	12.89
Forfeited	-	-
Non-vested at March 31, 2022	52,950	$14.83

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	22,304	$12.46
Granted	26,700	12.89
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2021	49,004	$12.70

Expected future expenses relating to the non-vested restricted shares outstanding as of March 31, 2022 was approximately $690,000 over a weighted average period of 3.47 years.

The following tables present a summary of the status of the Company’s outstanding stock option awards as of March 31, 2022 and 2021.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2022	1,194,425	$9.02-13.68	$11.64

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2022	1,194,425	$9.02-13.68	$11.64

As of March 31, 2022, stock options which were granted and were exercisable totaled 890,325. It is Company policy to issue new shares upon share option exercise.

Compensation expense for the three months ended March 31, 2022 and March 31, 2021 was $45,000 and $50,000, respectively. Expected future compensation expense relating to the 304,000 shares of unvested options outstanding as of March 31, 2022 was $534,000 over a weighted average period of 4.31 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2022 and 2021, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended March 31, 2022 and 2021, the weighted average number of outstanding options considered to be anti-dilutive were 0 and 0, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income available to common stockholders	$9,676			$6,834

Basic earnings per share:
Income available to common stockholders	$9,676	16,980	$0.57	$6,834	17,115	$0.40

Effect of dilutive securities:
Stock options	-	363		-	117

Diluted earnings per share:
Income available to common stockholders	$9,676	17,343	$0.56	$6,834	17,232	$0.40

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(In Thousands)	2022	2021
Net losses recognized during the period on equity securities held at the reporting period	$(2,626)	$(196)
Net losses recognized during the period on equity securities sold during the period	(59)	-
Realized and unrealized losses on equity investments during the reporting period	$(2,685)	$(196)

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March 31, 2022 and December 31, 2021:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
Less than one year	$2,930	$-	$115	$2,815
More than one to five years	28	-	-	28
More than five to ten years	5,817	1	133	5,685
More than ten years	24,983	22	1,101	23,904
Sub-total:	33,758	23	1,349	32,432

Corporate Debt securities:
More than five to ten years	49,226	1,104	560	49,770
Sub-total:	49,226	1,104	560	49,770

Municipal obligations:
More than ten years	4,078	27	-	4,105
Sub-total:	4,078	27	-	4,105

Total securities	$87,062	$1,154	$1,909	$86,307

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
Due within one year	$2,952	$-	$114	$2,838
More than one to five years	53	-	-	53
More than five to ten years	6,317	165	27	6,455
More than ten years	21,555	298	287	21,566
Sub-total:	30,877	463	428	30,912

Corporate Debt securities:
More than five to ten years	47,765	2,465	159	50,071
Sub-total:	47,765	2,465	159	50,071

Municipal obligations:
Due after ten years	4,104	99	-	4,203
Sub-total:	4,104	99	-	4,203

Total Debt Securities Available	$82,746	$3,027	$587	$85,186

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2022
Residential mortgage-backed securities	$24,077	$783	$5,178	$566	$29,255	$1,349
Corporate Debt securities	17,883	560	-	-	17,883	560
	$41,960	$1,343	$5,178	$566	$47,138	$1,909

December 31, 2021
Residential mortgage-backed securities	$7,801	$159	$4,681	$269	$12,482	$428
Corporate Debt Securities	12,324	159	-	-	12,324	159
	$20,125	$318	$4,681	$269	$24,806	$587

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At March 31, 2022 and December 31, 2021, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities and corporate debt on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at March 31, 2022 and December 31, 2021, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of March 31, 2022 and December 31, 2021 by segment and class:

	March 31, 2022	December 31, 2021
	(In Thousands)
Residential one-to-four family	$233,251	$224,534
Commercial and multi-family	1,804,815	1,720,174
Construction	141,082	153,904
Commercial business(1)	198,216	191,139
Home equity(2)	52,279	50,469
Consumer	2,726	3,717
	2,432,369	2,343,937

Less:
Deferred loan fees, net	(2,459)	(1,876)
Allowance for loan losses	(33,980)	(37,119)

Total Loans, net	$2,395,930	$2,304,942
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

•The effect of any concentrations of credit and the changes in the level of such concentrations; and

•Other external factors.

The methodology includes the segregation of the loan portfolio into two divisions: performing loans and loans determined to be impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience with an adjustment for the qualitative factors listed above. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructurings, in the process of foreclosure, or a forced bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, or net present value of expected cash flows. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. During 2022 and 2021, additional stress tests were performed to model a potential collateral deficiency on those loans that are in sectors that have demonstrated a weakness in the current COVID environment. These stress tests supported an additional allowance by estimating probable losses for loans in sectors that are specifically challenged in the pandemic condition.

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

Commercial and multi-family real estate lending entails additional risks as compared with residential family property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as general economic conditions.

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2022, and the related portion of the allowances for loan losses that is allocated to each loan class, as of March 31, 2022 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, January 1, 2022	$4,094	$22,065	$2,231	$8,000	$533	$14	182	$37,119

Charge-offs:	-	-	-	(766)	-	-	-	(766)
Recoveries:	-	-	-	1	3	198	-	202
(Reversals) provisions:	(1,593)	(1,245)	(266)	901	(202)	(197)	27	(2,575)
Ending Balance, March 31, 2022	2,501	20,820	1,965	8,136	334	15	209	33,980

Ending Balance attributable to loans:
Individually evaluated for impairment	221	618	295	6,000	10	-	-	7,144
Collectively evaluated for impairment	2,280	20,202	1,670	2,136	324	15	209	26,836
Ending Balance, March 31, 2022	2,501	20,820	1,965	8,136	334	15	209	33,980

Loans Receivables:
Individually evaluated for impairment	4,836	24,901	2,954	7,517	747	-	-	40,955
Collectively evaluated for impairment	228,415	1,779,914	138,128	190,699	51,532	2,726	-	2,391,414
Total Gross Loans:	$233,251	$1,804,815	$141,082	$198,216	$52,279	$2,726	$-	$2,432,369
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

The following table sets forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2021 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, January 1, 2021	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Charge-offs:	(57)	-	-	-	-	-	-	(57)
Recoveries:	27	-	-	-	3	-	-	30
(Reversals) provisions:	(426)	1,347	25	275	4	-	640	1,865
Ending Balance, March 31, 2021	$2,837	$23,119	$2,002	$6,581	$293	$-	$645	$35,477

Ending Balance attributable to loans:
Individually evaluated for impairment	302	381	-	4,601	23	-	-	5,307
Collectively evaluated for impairment	2,535	22,738	2,002	1,980	270	-	645	30,170
Ending Balance, March 31, 2021	2,837	23,119	2,002	6,581	293	-	645	35,477

Loans Receivables:
Individually evaluated for impairment	5,509	44,086	2,787	13,269	1,693	-	-	67,344
Collectively evaluated for impairment	228,866	1,656,027	164,437	164,071	51,667	851	-	2,265,919
Total Gross Loans:	234,375	1,700,113	167,224	177,340	53,360	851	-	2,333,263
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the amount recorded in loans receivable at December 31, 2021. The table also details the amount of total loans receivable that are evaluated individually, and collectively, for impairment and the related portion of the allowance for loan losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance attributable to loans:
Individually evaluated for impairment	$265	$1,690	$210	$5,650	$13	$-	$-	$7,828
Collectively evaluated for impairment	3,829	20,375	2,021	2,350	520	14	182	29,291
Ending Balance, December 31, 2021	$4,094	$22,065	$2,231	$8,000	$533	$14	$182	$37,119

Loans Receivables:
Individually evaluated for impairment	$4,961	$31,745	$2,847	$8,746	$1,083	$-	$-	$49,382
Collectively evaluated for impairment	219,573	1,688,429	151,057	182,393	49,386	3,717	-	2,294,555
Total Gross Loans:	$224,534	$1,720,174	$153,904	$191,139	$50,469	$3,717	$-	$2,343,937

(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2022	2021	2021

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:
Residential one-to-four family	$2,935	$37	$3,453	$34
Commercial and Multi-family	21,220	263	44,958	282
Construction	-	-	1,394	36
Commercial business(1)	1,952	65	5,171	13
Home equity(2)	613	5	1,196	10
Consumer	-	-	-	-
Total Impaired Loans with no allowance recorded:	$26,720	$370	$56,172	$375

Loans with an allowance recorded:
Residential one-to-four family	$1,964	$-	$2,943	$32
Commercial and Multi-family	7,103	-	8,013	129
Construction	2,901	2	-	-
Commercial business(1)	6,180	9	7,710	93
Home equity(2)	303	-	438	2
Consumer	-	-	-	-
Total Impaired Loans with an allowance recorded:	$18,451	$11	$19,104	$256

Total Impaired Loans:	$45,171	$381	$75,276	$631

__________

(1)Includes business lines of credit.

(2)Includes home equity lines of credit.

The following table summarizes the recorded investment by portfolio class at March 31, 2022 and December 31, 2021. (in thousands):

	As of March 31, 2022			As of December 31, 2021
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans with no related allowance recorded:
Residential one-to-four family	$2,920	$3,272	$-	$2,950	$3,300	$-
Commercial and multi-family	21,525	22,832	-	20,915	22,100	-
Construction	-	-	-	-	-	-
Commercial business(1)	1,790	5,783	-	2,114	6,905	-
Home equity(2)	446	446	-	779	780	-
Total Impaired Loans with no related allowance recorded:	$26,681	$32,333	$-	$26,758	$33,085	$-

Loans with an allowance recorded:
Residential one-to-four family	$1,916	$1,937	$221	$2,011	$2,032	$265
Commercial and Multi-family	3,376	6,930	618	10,830	14,494	1,690
Construction	2,954	2,954	295	2,847	2,847	210
Commercial business(1)	5,727	16,529	6,000	6,632	17,514	5,650
Home equity(2)	301	301	10	304	304	13
Total Impaired Loans with an allowance recorded:	$14,274	$28,651	$7,144	$22,624	$37,191	$7,828

Total Impaired Loans:	$40,955	$60,984	$7,144	$49,382	$70,276	$7,828

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

	At March 31, 2022	At December 31, 2021
	(In thousands)
Recorded investment in TDRs:
Accrual status	$14,659	$12,402
Non-accrual status	390	3,570
Total recorded investment in TDRs	$15,049	$15,972

The Company originated one TDR loan totaling $115,388 and one TDR loan totaling $96,532 for the three-months ended March 31, 2022 and March 31, 2021, respectively.

For the three-months ended March 31, 2022 and March 31, 2021, TDRs, for which there was a payment default within twelve months of restructuring, totaled $0 and $127,449 for one loan, respectively.

The following table sets forth the delinquency status of total loans receivable as of March 31, 2022:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$327	$-	$86	$413	$232,838	$233,251	$-
Commercial and multi-family	1,983	-	757	2,740	1,802,075	1,804,815	-
Construction	-	-	2,954	2,954	138,128	141,082	-
Commercial business(1)	3,623	4	2,932	6,559	191,657	198,216	-
Home equity(2)	188	-	-	188	52,091	52,279	-
Consumer	-	-	-	-	2,726	2,726	-
Total	$6,121	$4	$6,729	$12,854	$2,419,515	$2,432,369	$-

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at March 31, 2022 and December 31, 2021, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2022, and December 31, 2021, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans, loans 90 days past due and still accruing, or loans that were previously 90 days past due which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the loan. There were $3.3 million at March 31, 2022 and $3.8 million at December 31, 2021 in nonaccrual loans that were less than ninety days past due. Nonaccrual loans do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $665,000 at March 31, 2022 and $668,000 at December 31, 2021.

	As of March 31, 2022	As of December 31, 2021
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$278	$282
Commercial and multi-family	757	8,601
Construction	2,954	2,847
Commercial business(1)	5,243	3,132
Home equity(2)	-	27

Total	$9,232	$14,889

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the three months ended March 31, 2022 and the twelve months ended December 31, 2021 would have been approximately $246,000 and $1.3 million, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status. At March 31, 2022 and December 31, 2021 there were $0 and $3.1 million, respectively, of loans which were more than ninety days past due and still accruing interest.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of March 31, 2022 (in thousands). As of March 31, 2022, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Residential one-to-four family	$232,476	$498	$277	$233,251
Commercial and multi-family	1,741,596	43,908	19,311	1,804,815
Construction	138,128	-	2,954	141,082
Commercial business(1)	186,148	4,972	7,096	198,216
Home equity(2)	52,067	-	212	52,279
Consumer	2,726	-	-	2,726

Total Gross Loans	$2,353,141	$49,378	$29,850	$2,432,369

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of December 31, 2021 (in thousands). As of December 31, 2021, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Residential one-to-four family	$223,660	$505	$369	$224,534
Commercial and multi-family	1,647,701	45,087	27,386	1,720,174
Construction	151,057	-	2,847	153,904
Commercial business(1)	178,056	4,767	8,316	191,139
Home equity(2)	50,230	-	239	50,469
Consumer	3,717	-	-	3,717

Total Gross Loans	$2,254,421	$50,359	$39,157	$2,343,937

________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 8 – Stockholders’ Equity

On March 24, 2022, BCB Bancorp, Inc. (the “Company”) closed a round of private placement of Series I Noncumulative Perpetual Stock, par value $0.01 per share (the “Series I Preferred Stock”), resulting in gross proceeds of $2,620,000 for 260 shares.

On February 4, 2022, the Company redeemed all 533 outstanding shares of its Series G 6.0% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $5.3 million.

On December 21, 2021, BCB Bancorp, Inc. (the “Company”) closed a round of private placement of Series I Noncumulative Perpetual Stock, par value $0.01 per share (the “Series I Preferred Stock”), resulting in gross proceeds of $3,200,000 for 320 shares.

Note 9 – Bank Owned Life Insurance

The Bank purchased an additional $8.5 million of bank owned life insurance (“BOLI”) in January, 2021. BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At March 31, 2022 the Bank had $73.2 million in BOLI. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.

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

The Company believes that the fair values of our goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at March 31, 2022.

Amortization expense of the core deposit intangibles was $14,000 and $16,000 for the three months ended March 31, 2022 and 2021, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at March 31, 2022 was $164,000 and $5.2 million, respectively. The unamortized balance of the core deposits intangibles and the amount of goodwill at December 31, 2021 was $178,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2022:
Securities
Debt Securities Available for Sale	$86,307	$-	$86,307	$-
Marketable Equities	$21,269	$21,269	$-	$-
Total Securities	$107,576	$21,269	$86,307	$-

As of December 31, 2021:
Securities
Debt Securities Available for Sale	$85,186	$-	$85,186	$-
Marketable Equities	$25,187	$25,187	$-	$-
Total Securities	$110,373	$25,187	$85,186	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2022 and 2021.

There were no liabilities measured at fair value on a recurring basis at March 31, 2022 or December 31, 2021.

Note 11 – Fair Values of Financial Instruments (Continued)

Assets that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2022
Impaired Loans	$7,130	$-	$-	$7,130
Other real estate owned	$75	$-	$-	$75

As of December 31, 2021:
Impaired Loans	$14,796	$-	$-	$14,796
Other real estate owned	$75	$-	$-	$75

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2022 or December 31, 2021.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2022 and December 31, 2021 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
March 31, 2022:
Impaired Loans	$7,130	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2021:
Impaired Loans	$14,796	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2022 and December 31, 2021.

Cash and Cash Equivalents and Interest-Earning Time Deposits (Carried at Cost)

The carrying amounts reported in the consolidated statements of financial condition for cash and short-term instruments approximate fair values.

Securities (Carried at Fair Value)

The fair value of securities is determined by obtaining quoted market prices on nationally recognized security exchanges (Level 1) or, by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

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

Note 11 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2022 and December 31, 2021 consisted of the loan balances of $14.3 million net of a valuation allowance of $7.1 million and $22.6 million net of a valuation of loan allowance of $7.8 million, respectively.

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

Deposits (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts1) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$396,653	$396,653	$396,653	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	86,307	86,307	-	86,307	-
Equity investments	21,269	21,269	21,269	-	-
Loans held for sale	325	325	-	325	-
Loans receivable, net	2,395,930	2,333,896	-	-	2,333,896
FHLB of New York stock, at cost	6,128	6,128	-	6,128	-
Accrued interest receivable	9,593	9,593	-	9,593	-

Financial liabilities:
Deposits	2,631,175	2,532,283	1,949,169	583,114	-
Borrowings	71,848	68,572	-	68,572	-
Subordinated debentures	37,333	43,354	-	43,354	-
Accrued interest payable	553	553	-	553	-

	As of December 31, 2021

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$411,629	$411,629	$411,629	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	85,186	85,186	-	85,186	-
Equity investments	25,187	25,187	25,187	-	-
Loans held for sale	952	952	-	952	-
Loans receivable, net	2,304,942	2,313,204	-	-	2,313,204
FHLB of New York stock, at cost	6,084	6,084	-	6,084	-
Accrued interest receivable	9,183	9,183	-	9,183	-

Financial liabilities:
Deposits	2,561,402	2,520,191	1,881,121	639,070	-
Debt	71,711	71,214	-	71,214	-
Subordinated debentures	37,275	45,020	-	45,020	-
Accrued interest payable	1,051	1,051	-	1,051	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a 10-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital is used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $291,000 and $349,000 at March 31, 2022 and December 31, 2021, respectively.

The Company also has $4,124,000 of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly, equal to the three-month LIBOR plus 2.65%.

As it is anticipated that LIBOR would not be supported in its current form after June 30, 2023, the Company is reviewing the agreements for the above debentures to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

Note 13 – Lease Obligations

The Company leases 28 of its offices under various operating lease agreements. The leases have remaining terms of one year to 10 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	$902	$952
Variable lease cost-operating leases	$218	$246

	At March 31, 2022	At December 31, 2021
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$11,883	$12,457

Current liabilities	$3,123	$3,296
Operating lease liabilities (noncurrent portion)	10,057	10,529
Imputed Interest	(1,000)	(1,073)
Total operating lease liabilities	$12,180	$12,752

The weighted average remaining lease term for operating leases at March 31, 2022 and December 31, 2021 was 5.86 years and 5.99 years, respectively. The weighted average discount rate for operating leases at March 31, 2022 and December 31, 2021 was 2.58 percent and 2.60 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at March 31, 2022 and December 31, 2021 (in thousands):

Maturities of lease liabilities:
	At March 31, 2022	At December 31, 2021
	Operating Leases	Operating Leases
One year or less	$3,123	$3,296
Over one year through three years	4,322	4,455
Over three years through five years	2,986	3,012
Over five years	2,749	3,062
Gross Operating Lease Liabilities	$13,180	$13,825
Imputed Expenses	(1,000)	(1,073)
Total Operating Lease Liabilities	$12,180	$12,752

Note 14 – Subsequent Events

On April 13, 2022, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on May 2, 2022 with a payment date of May 16, 2022.

On May 1, 2022, the Company redeemed all 940 outstanding shares of its Series D 4.5% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption of $9.4 million.

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2022, we had approximately $3.040 billion in consolidated assets, $2.631 billion in deposits and $276.2 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2022, the Bank operated through 29 branches in Bayonne, Carteret, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At March 31, 2022, the Company considers the allowance for credit losses to be its critical accounting estimate.

See further discussion of this critical accounting estimate in our Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19 Response

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

•Allowance for Loan Losses (“ALLL”)

oThe Bank lowered its loan loss reserves through a $2.6 million credit in loan loss provisions for the first quarter of 2022, as compared to $1.9 million of provision expense for the same period last year. The Bank considered qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of borrowers in arriving at its loan loss provision. All of these factors were affected by the COVID-19 pandemic. Loan categories for specific business types were stressed due to rising delinquencies within those market sectors (restaurants, industrial, and mixed use/warehouse) to determine the potential for collateral shortfalls. At March 31, 2022, the stress test resulted in collateral shortfalls and costs associated with foreclosure that were lower than the previous three quarters by approximately $3.0 million. Should the impact of COVID-19 worsen, adjustments to the ALLL may be required if it adversely impacts our borrowers’ capacity to make payments or the value of the underlying collateral.

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

•Liquidity and Capital Resources

oThe Company was well positioned with adequate levels of cash and liquid assets as of March 31, 2022, as well as wholesale borrowing capacity of over $850 million. At March 31, 2022, the Company’s equity to assets ratio was 9.09 percent and the Bank is considered “well capitalized” under its regulatory requirements. The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter.

Financial Condition

Total assets increased by $72.8 million, or 2.5 percent, to $3.040 billion at March 31, 2022, from $2.968 billion at December 31, 2021. The increase in total assets was mainly related to increases in total loans partially offset by decreases in cash and cash equivalents.

Total cash and cash equivalents decreased by $15.0 million, or 3.6 percent, to $396.7 million at March 31, 2022, from $411.6 million at December 31, 2021. This decrease was primarily due to an increase in loans, partly offset by an increase in deposits.

Loans receivable, net, increased by $91.0 million, or 3.95 percent, to $2.396 billion at March 31, 2022, from $2.305 billion at December 31, 2021. Total loan increases for the first three months of 2022 included increases of $84.5 million in commercial real estate and multi-family loans, $8.6 million in residential one-to-four family loans, $7.0 million in commercial business loans, and $1.7 million in home equity loans, partly offset by decreases of $12.9 million in construction loans, and $1.0 million in consumer loans. The allowance for loan losses decreased $3.1 million to $34.0 million, or 368.1 percent of non-accruing loans and 1.40 percent of gross loans, at March 31, 2022, as compared to an allowance for loan losses of $37.1 million, or 249.3 percent of non-accruing loans and 1.58 percent of gross loans, at December 31, 2021.

Total investment securities decreased by $2.8 million, or 2.5 percent, to $107.6 million at March 31, 2022, from $110.4 million at December 31, 2021, representing repayments, calls and maturities, and sales of $1.2 million, partly offset by purchases of $7.5 million.

Deposit liabilities increased by $69.8 million, or 2.7 percent, to $2.631 billion at March 31, 2022, from $2.561 billion at December 31, 2021. Total increases for the three months ended March 31, 2022, included $55.8 million in NOW deposit accounts, $33.2 million in non-interest-bearing deposit accounts, $17.2 million in money market checking accounts, and $11.8 million in savings and club accounts. The increase in deposits was partly offset by a decrease of $48.2 million in certificates of deposit, including listing service and brokered deposit accounts. The weighted average interest rate of certificates of deposit was 0.64 percent at March 31, 2022 and 0.72 percent at December 31, 2021.

Debt obligations remained relatively flat at $109.2 million at March 31, 2022, and $109.0 million at December 31, 2021, and consisted of both Federal Home Loan Bank (“FHLB”) borrowings and subordinated debt balances. The weighted average interest rate of FHLB advances was 1.39 percent at March 31, 2022, and December 31, 2021. The fixed interest rate of our subordinated debt balances was 5.625 percent at March 31, 2022, and December 31, 2021.

Stockholders’ equity increased by $2.1 million, or 0.8 percent, to $276.2 million at March 31, 2022, from $274.0 million at December 31, 2021. The increase was primarily attributable to the increase in retained earnings of $7.0 million, or 8.6 percent, to $88.1 million at March 31, 2022, from $81.2 million at December 31, 2021, related to the net effect of net income less dividends paid for the three months ended March 31, 2022. Additional paid-in-capital for preferred stock decreased by $2.7 million to $26.2 million at March 31,2022, from $28.9 million at December 31, 2021, primarily related to the redemption of $5.3 million of the Company’s then-outstanding Series G 6.0% preferred stock, partially offset by the issuance of $2.6 million of Series I 3.0% preferred stock. Accumulated other comprehensive income decreased by $2.4 million over the prior year, based upon unfavorable market conditions related to the Company’s available for sale debt securities.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,343,845	$26,321	4.49%	$2,326,230	$26,863	4.62%
Investment securities (6)	108,960	1,107	4.06%	114,461	990	3.46%
Interest earnings assets	447,080	296	0.26%	264,308	222	0.34%
Total interest-earning assets	2,899,885	27,724	3.82%	2,704,999	28,075	4.15%
Non-interest-earning assets	102,118			109,987
Total assets	$3,002,003			$2,814,986
Interest-bearing liabilities:
Interest-bearing demand accounts	$706,067	$398	0.23%	$610,893	$757	0.50%
Money market accounts	345,564	360	0.42%	317,151	441	0.56%
Savings accounts	336,575	108	0.13%	302,741	118	0.16%
Certificates of Deposit	611,813	979	0.64%	682,975	1,992	1.17%
Total interest-bearing deposits	2,000,019	1,845	0.37%	1,913,760	3,308	0.69%
Borrowed funds	109,105	806	2.95%	205,956	1,205	2.34%
Total interest-bearing liabilities	2,109,124	2,651	0.50%	2,119,716	4,513	0.85%
Non-interest-bearing liabilities	621,574			444,787
Total liabilities	2,730,698			2,564,503
Stockholders' equity	271,305			250,483
Total liabilities and stockholders' equity	$3,002,003			$2,814,986
Net interest income		$25,073			$23,562
Net interest rate spread(1)			3.32%			3.30%
Net interest margin(2)			3.46%			3.48%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for loan losses.

(5)Includes non-accrual loans which are immaterial to the yield.

(6)Includes Federal Home Loan Bank of New York Stock

Results of Operations comparison for the Three Months Ended March 31, 2022 and 2021

Net income increased by $2.8 million, or 39.8 percent, to $10.0 million for the three months ended March 31, 2021 from $7.1 million for the three months ended March 31, 2021. The increase in net income was primarily related to a decrease in total interest expense, a decrease in the provision for loan losses, and a decrease in total noninterest expense, partly offset by a decrease in interest income, a decrease in total noninterest income, and an increase in the income tax provision for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Net interest income increased by $1.5 million, or 6.4 percent, to $25.1 million for the first quarter of 2022, from $23.6 million for the first quarter of 2021. The increase in net interest income resulted from a $1.9 million decrease in interest expense, partly offset by a decrease of $351,000 in interest income.

Interest income decreased by $351,000, or 1.3 percent, to $27.7 million for the first quarter of 2022, from $28.1 million for the first quarter of 2021. The average balance of interest-earning assets increased $194.9 million, or 7.2 percent, to $2.900 billion for the first quarter of 2022, from $2.705 billion for the first quarter of 2021, while the average yield decreased 33 basis points to 3.82 percent for the first quarter of 2022, from 4.15 percent for the first quarter of 2021. The increase in the average balance of interest-earning deposits mainly relates to an increase in the Company’s level of average cash balances for the first quarter of 2022, as compared to the first quarter of 2021, relating to increases in the average balances of deposits.

The decrease in interest income mainly related to a decrease in the average yield on loans of 13 basis points to 4.49 percent for the first quarter of 2022, from 4.62 percent for the first quarter of 2021. The decrease in the average yield on loans was result of loan payoffs that occurred during the low interest rate environment of 2021. The decrease in interest income was partly offset by an increase in interest income on investment securities, mainly related to an increase in the average rate of 60 basis points to 4.06 percent for the first quarter of 2022, from 3.46 percent for the first quarter of 2021. Interest income on loans also included $147,000 of amortization of purchase credit fair value adjustments related to a prior acquisition for the first quarter of 2022, which added approximately three basis points to the average yield on interest earning assets.

Interest expense decreased by $1.9 million, or 41.2 percent, to $2.7 million for the first quarter of 2022, from $4.5 million for the first quarter of 2021. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 35 basis points to 0.50 percent for the first quarter of 2022, from 0.85 percent for the first quarter of 2021, as well as a decrease in the average balance of interest-bearing liabilities of $10.6 million, or 0.5 percent, to $2.109 billion for the first quarter of 2022, from $2.120 billion for the first quarter of 2021. The decrease in the average cost of funds primarily resulted from the low interest rate environment and the Company’s focus on managing funding costs.

Net interest margin was 3.46 percent for the first quarter of 2022, compared to 3.48 percent for the first quarter of 2021. The slight decrease in the net interest margin compared to the first quarter of 2021 was the result of a decrease in the average yield on loans based on the continued low interest rate environment, partly offset by a decrease in funding costs. Higher core deposit balances resulted in a decrease in the cost of funding liabilities which positively affected our interest rate spread and net interest margin during the quarter. Management has been proactive in managing the Company’s balance sheet to all credit cycles and has significantly decreased the average cost of total interest-bearing liabilities, while improving our interest rate spread, which increased by two basis points between the first quarter of 2021 and 2022.

The provision for loan losses decreased by $4.4 million, to a credit of $2.6 million for the first quarter of 2022, from $1.9 million for the first quarter of 2021, primarily due to positive quantitative and qualitative factors related to the pandemic in the Company’s ALLL methodology. During the first quarter of 2022, the Company experienced $564,000 in net charge offs compared to $27,000 in net charge offs for the first quarter of 2021. The Bank had non-accrual loans totaling $9.2 million, or 0.38 percent of gross loans at March 31, 2022, as compared to $14.4 million, or 0.62 percent of gross loans at March 31, 2021. The allowance for loan losses was $34.0 million, or 1.40 percent of gross loans at March 31, 2022, and $35.5 million, or 1.52 percent of gross loans at March 31, 2021.

Noninterest income decreased by $2.6 million, or 130.8 percent, to an expense of $600,000 for the first quarter of 2022, from $2.0 million for first quarter of 2021. The decrease in total noninterest income was mainly related to an increase in the unrealized loss of equity securities and a lower gain on sale of loans, partly offset by an increase in other non-interest income. The unrealized loss on equity securities increased $2.5 million to $2.7 million for the first quarter of 2022, from $196,000 for the first quarter 2021. The unrealized gains or losses on equity securities are based on market conditions. Gains on sales of loans decreased by $209,000, or 76.3%, to $65,000 for the first quarter of 2022, from $274,000 for the first quarter of 2021. Factors considered when deciding to sell loans include market conditions, demand, and the loan portfolio. These decreases were partly offset by an increase in fees and service charge income resulting from servicing income, ATM, and other customer account fees.

Noninterest expense decreased by $624,000, or 4.6 percent, to $13.0 million for the first quarter of 2022, from $13.6 million for the first quarter of 2021. Salaries and employee benefits expense increased by $191,000, or 2.9 percent, to $6.7 million for the first quarter of 2022, from $6.5 million for the first quarter of 2021. The increase related to normal compensation increases, and was partly offset by fewer full-time equivalent employees. The number of full-time equivalent employees for the first quarter of 2022 was 303, as compared to 312 for the same period in 2021. Occupancy and equipment expense decreased by $258,000 or 8.7% to $2.7 million for the first quarter of 2022, from $3.0 million for the first quarter of 2021, largely related to building sanitation costs associated with the COVID-19 pandemic in the first quarter of 2021. In the first quarter of 2021, the Company recognized an expense of $540,000 for a loss on extinguishment of debt, related to the prepayment of higher-cost FHLB borrowings with no comparable expense in the first quarter of 2022.

The income tax provision increased by $1.2 million, or 40.3 percent, to $4.1 million for the first quarter of 2022, from $2.9 million for the first quarter of 2021. The increase in the income tax provision was a result of higher taxable income for the first quarter of 2022, as compared with that same period for 2021. The consolidated effective tax rate for the first quarter of 2022 was 29.4 percent compared to 29.3 percent for the first quarter of 2021.

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

At March 31, 2022 and December 31, 2021, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $71.8 million at March 31, 2022 and $71.7 million at December 31, 2021. The average rate of FHLB advances was 1.38 percent at March 31, 2022 and 1.39 percent at December 31, 2021. The subordinated debentures have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

As it is anticipated that LIBOR would not be supported in its current form after June 30, 2023, the Company is reviewing the agreements for the above debentures to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

The Company had the ability at March 31, 2022 to obtain additional funding from the FHLB of up to $263.2 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $531.1 million at March 31, 2022. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of March 31, 2022, as well as wholesale borrowing capacity of over $800 million.

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

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (tier 1 capital to average consolidated assets) (“CBLR”) framework, with a minimum requirement of 9% for institutions under $10 billion in assets. Such institutions meeting that requirement may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES Act, the federal banking regulators in April 2020 issued interim final rules to set the CBLR at 8.0% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5% for the calendar year. At January 1, 2022, the CBLR requirement returned to 9%.

At March 31, 2022 and December 31, 2021, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of March 31, 2022:
Bank
Community Bank Leverage Ratio	$303,859	10.15%	$239,412	8.00%	269,338	9.00%

As of December 31, 2021:
Bank
Community Bank Leverage Ratio	$299,247	9.92%	$211,177	7.00%	$256,429	8.50%

The Company will continue to monitor the effects of COVID-19 in determining future cash dividends and any requirement for additional capital each quarter.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of March 31, 2022, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors set forth under the Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At March 31, 2022, the Company closed a second round private placement of its Series I Noncumulative Perpetual Preferred Stock, par value $0.01 per share, resulting in gross proceeds of $2,620,000 for 262 shares. The purchase price was $10,000.00 per share. The company relied on the exemption from registration with the Securities and Exchange Commission provided under SEC Rule 506 of Regulation D.

The Company’s repurchase of equity securities for the three months ended March 31, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2022	515	$15.28	515	198,461
February 1 - February 28, 2022	-	-	-	-
March 1 - March 31, 2022	-	-	-	-
Total	515	$15.28	515	198,461

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1	Employment Agreement with Kenneth G. Emerson (Incorporated by reference to Exhibit 10.2 to the Form 8-K files with the Securities and Exchange Commission (“SEC”) on February 23, 2022.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation LinkBase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition LinkBase
Exhibit 101.LAB	XBRL Taxonomy Extension Label LinkBase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation LinkBase
Exhibit 104	Cover page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: May 4, 2022	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Karen M. Duran
Karen M. Duran Interim Chief Financial Officer
(Principal Accounting and Financial Officer)