Form 10-Q
period 2022-06-30
BCB BANCORP INC
filed 2022-08-04
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 2, 2022, BCB Bancorp, Inc., had 16,981,867 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	June 30.	December 31,
	2022	2021

ASSETS
Cash and amounts due from depository institutions	$10,182	$9,606
Interest-earning deposits	195,990	402,023
Total cash and cash equivalents	206,172	411,629

Interest-earning time deposits	735	735
Debt securities available for sale	86,749	85,186
Equity investments	18,968	25,187
Loans held for sale	5	952
Loans receivable, net of allowance for loan losses
of $34,113 and $37,119 respectively	2,620,630	2,304,942
Federal Home Loan Bank of New York stock, at cost	6,781	6,084
Premises and equipment, net	11,075	12,237
Accrued interest receivable	10,315	9,183
Other real estate owned	75	75
Deferred income taxes	13,583	12,959
Goodwill and other intangibles	5,406	5,431
Operating lease right-of-use assets	12,194	12,457
Bank-owned life insurance ("BOLI")	70,426	72,485
Other assets	9,657	7,986
Total Assets	$3,072,771	$2,967,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$595,167	$588,207
Interest bearing deposits	2,059,863	1,973,195
Total deposits	2,655,030	2,561,402
FHLB advances	86,986	71,711
Subordinated debentures	37,391	37,275
Operating lease liability	12,496	12,752
Other liabilities	9,231	10,364
Total Liabilities	2,801,134	2,693,504

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,645 shares of Series H 3.5% and Series I 3.0%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at June 30, 2022 and 2,916 shares of Series D 4.5%, Series G 6%, Series H 3.5% and Series I 3% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2021	-	-
Additional paid-in capital preferred stock	16,563	28,923
Common stock: no par value; 40,000,000 shares authorized; issued 19,753,295 and 19,708,375 at June 30, 2022 and December 31, 2021, respectively, outstanding 16,984,538 and 16,940,133, at June 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital common stock	194,567	193,927
Retained earnings	95,393	81,171
Accumulated other comprehensive loss	(2,997)	1,128
Treasury stock, at cost, 2,813,355 and 2,768,242 shares at June 30, 2022 and December 31, 2021, respectively	(31,889)	(31,125)
Total Stockholders' Equity	271,637	274,024
Total Liabilities and Stockholders' Equity	$3,072,771	$2,967,528

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$28,781	26,888	$55,102	$53,751
Mortgage-backed securities	47	167	206	373
Other investment securities	939	747	1,887	1,531
FHLB stock and other interest earning assets	694	202	990	424
Total interest income	30,461	28,004	58,185	56,079

Interest expense:
Deposits:
Demand	946	1,150	1,704	2,348
Savings and club	110	127	218	245
Certificates of deposit	849	1,639	1,829	3,631
	1,905	2,916	3,751	6,224
Borrowings	815	1,024	1,621	2,229
Total interest expense	2,720	3,940	5,372	8,453

Net interest income	27,741	24,064	52,813	47,626
(Credit) provision for loan losses		2,295	(2,575)	4,160

Net interest income after (credit) provision for loan losses	27,741	21,769	55,388	43,466

Non-interest income:
Fees and service charges	1,213	1,029	2,427	2,140
BOLI income	686	729	1,441	1,430
Gain on sales of loans	43	218	108	492
Loss on bulk sale of impaired loans held in portfolio		(64)		(64)
Gain on sales of premises		371		371
Realized and unrealized (losses) on equity investments	(2,302)	499	(4,987)	303
Other	47	38	98	98
Total non-interest income	(313)	2,820	(913)	4,770

Non-interest expense:
Salaries and employee benefits	6,715	6,512	13,451	13,057
Occupancy and equipment	2,673	2,668	5,368	5,621
Data processing and communications	1,469	1,527	2,934	2,982
Professional fees	489	491	983	903
Director fees	296	310	617	557
Regulatory assessments	244	314	548	690
Advertising and promotional	254	109	395	193
Other real estate owned, net	4	19	5	23
Loss from extinguishment of debt		194		734
Other	912	1,013	1,714	1,980
Total non-interest expense	13,056	13,157	26,015	26,740

Income before income tax provision	14,372	11,432	28,460	21,496
Income tax provision	4,209	3,382	8,345	6,329

Net Income	$10,163	8,050	$20,115	$15,167
Preferred stock dividends	138	284	414	567
Net Income available to common stockholders	$10,025	7,766	$19,701	$14,600

Net Income per common share-basic and diluted
Basic	$0.59	0.45	$1.16	$0.85
Diluted	$0.58	0.45	$1.13	$0.85

Weighted average number of common shares outstanding
Basic	16,997	17,126	16,989	17,120
Diluted	17,404	17,282	17,375	17,257

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Income	$10,163	$8,050	$20,115	$15,167
Other comprehensive loss, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period	(2,290)	341	(5,485)	149
Tax Effect	568	(85)	1,360	(37)
Other comprehensive loss	(1,722)	256	(4,125)	112
Comprehensive income	$8,441	$8,306	$15,990	$15,279

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2022	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024
Net income	-	-	-	20,115	-	-	20,115
Other comprehensive income	-	-	-	-	-	(4,125)	(4,125)
Stock-based compensation expense	-	-	191	-	-	-	191
Treasury Stock Purchases (45,113 shares)	-	-	-	-	(764)	-	(764)
Dividends payable on Series D 4.5%, Series G, Series H 3.5%, and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(450)	-	-	(450)
Redemption of Series D and Series G Preferred Stock	-	-	(14,730)	-	-	-	(14,730)
Issuance of Series I Preferred Stock	-	-	2,370	-	-	-	2,370
Cash dividends on common stock ($0.32 per share declared)	-	-		(5,213)	-	-	(5,213)
Dividend reinvestment plan			230	(230)			-
Stock Purchase Plan	-	-	219	-	-	-	219
Balance at June 30, 2022	$-	$-	$211,130	$95,393	$(31,889)	$(2,997)	$271,637

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2022	$-	$-	$220,435	$88,132	$(31,133)	$(1,275)	$276,159
Net income	-	-	-	10,163	-	-	10,163
Other comprehensive income	-	-	-	-	-	(1,722)	(1,722)
Stock-based compensation expense	-	-	96	-	-	-	96
Treasury Stock Purchases (44,598 shares)	-	-	-	-	(756)	-	(756)
Dividends payable on Series D 4.5%, Series H 3.5%, and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(174)	-	-	(174)
Redemption of Series D and I	-	-	(9,650)	-	-	-	(9,650)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,612)	-	-	(2,612)
Dividend reinvestment plan	-	-	116	(116)	-	-	-
Stock Purchase Plan	-	-	133	-	-	-	133
Balance at June 30, 2022	$-	$-	$211,130	$95,393	$(31,889)	$(2,997)	$271,637

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2021	$-	$-	$217,999	$58,335	$(26,918)	$(205)	$249,211
Net income	-	-	-	15,167	-	-	15,167
Other comprehensive income	-	-	-	-	-	112	112
Stock-based compensation expense	-	-	251	-	-	-	251
Treasury stock purchases (97,875 shares)	-	-	-	-	(1,279)	-	(1,279)
Dividends payable on Series D 4.5%, and Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(567)	-	-	(567)
Cash dividends on common stock ($0.28 per share declared)	-	-	-	(4,593)	-	-	(4,593)
Dividend reinvestment plan	-	-	219	(219)	-	-	-
Stock purchase plan	-	-	222	-	-	-	222
Balance at June 30, 2021	$-	$-	$218,691	$68,123	$(28,197)	$(93)	$258,524

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2021	$-	$-	$218,356	$62,777	$(27,330)	$(349)	$253,454
Net income	-	-	-	8,050	-	-	8,050
Other comprehensive income	-	-	-	-	-	256	256
Stock-based compensation expense	-	-	116	-	-	-	116
Treasury stock purchases (67,782 shares)	-	-	-	-	(867)	-	(867)
Dividends payable on Series D 4.5%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(284)	-	-	(284)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,312)	-	-	(2,312)
Dividend reinvestment plan	-	-	108	(108)	-	-	-
Stock purchase plan	-	-	111	-	-	-	111
Balance at June 30, 2021	$-	$-	$218,691	$68,123	$(28,197)	$(93)	$258,524

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$20,115	$15,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,242	1,280
Amortization and accretion, net	(522)	(428)
(Credit) provision for loan losses	(2,575)	4,160
Deferred income tax expense (benefit)	736	(1,241)
Loans originated for sale	(4,856)	(19,621)
Proceeds from sales of loans	5,911	20,489
Gain on sales of loans originated for sale	(108)	(492)
Gain on sale of premises	-	(371)
Realized and unrealized losses (gains) on equity investments	4,987	(303)
Loss on bulk sale of impaired loans held in portfolio	-	64
Stock-based compensation expense	191	251
BOLI Income	(1,441)	(1,430)
(Increase) decrease in interest receivable	(1,132)	2,303
(Increase) decrease in other assets	(1,671)	824
Decrease in accrued interest payable	(46)	(265)
(Decrease) increase in other liabilities	(1,087)	938
Net Cash Provided by Operating Activities	19,744	21,325
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	8,118	24,388
Purchases of securities	(15,488)	(11,129)
Proceeds from bulk sale of impaired loans	-	2,364
Proceeds from sales of securities	1,232	-
Purchase of loans		-
Net increase in loans receivable	(311,845)	(22,954)
Purchases of BOLI	-	(8,500)
Proceeds from BOLI	3,500	-
Additions to premises and equipment	(81)	(198)
Proceeds from the sale of fixed assets and premises		742
Redemption of Federal Home Loan Bank of New York stock	(697)	2,443
Net Cash Used In Investing Activities	(315,261)	(12,844)
Cash flows from financing activities:
Net increase in deposits	93,628	127,764
Proceeds from Federal Home Loan Bank of New York Advances	15,000	10,000
Repayments of Federal Home Loan Bank of New York Advances	-	(73,000)
Purchases of treasury stock	(764)	(1,279)
Cash dividends paid on common stock	(5,213)	(4,593)
Cash dividends paid on preferred stock	(450)	(567)
Net proceeds from issuance of common stock	219	222
Net proceeds from issuance of preferred stock	2,370	-
Net payment for redemption of preferred stock	(14,730)	-
Exercise of stock options	-	-
Net Cash Provided by Financing Activities	90,060	58,547

Net Increase (Decrease) Increase in Cash and Cash Equivalents	(205,457)	67,028
Cash and Cash Equivalents-Beginning	411,629	261,229

Cash and Cash Equivalents-Ending	$206,172	$328,257

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$9,948	$6,800
Interest	5,419	8,718

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

Note 3 – Reclassification

Certain amounts as of December 31, 2021 and for the six month period ended June 30, 2021 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

Note 4 – Equity Incentive Plans

Equity Incentive Plans

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and directors of the Company and the Bank were eligible to participate in the 2011 Stock Plan. All stock options were granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees were permitted to receive incentive stock options. No awards were permitted to be granted under this Plan after April 26, 2021 pursuant to the terms of the 2011 Equity Incentive Plan (defined below).

The Company, under the plan approved by its shareholders on April 26, 2018 (“2018 Equity Incentive Plan”), authorized the issuance of up to 1,000,000 shares of common stock of the Company pursuant to grants of stock options, restricted stock awards, restricted stock units, and performance awards. Employees and directors of the Company and the Bank are eligible to participate in the 2018 Equity Incentive Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options.

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

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of June 30, 2022 and 2021.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	26,700	$12.89
Granted	33,000	16.00
Vested	(6,750)	12.89
Forfeited	-	-
Non-vested at June 30, 2022	52,950	$14.83

Restricted stock expense for the six months ended June 30, 2022 and June 30, 2021 was $54,000 and $141,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of June 30, 2022 was approximately $640,000 over a weighted average period of 3.23 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of June 30, 2022.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2022	1,194,425	$9.02-13.68	$11.64

Options granted	-	-	-
Options exercised	(19,700)	10.55-13.68	11.92
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at June 30, 2022	1,174,725	$9.02-13.68	$11.63

As of June 30, 2022, stock options which were granted and were exercisable totaled 871,985. It is Company policy to issue new shares upon share option exercise.

Compensation expense for the six months ended June 30, 2022 and June 30, 2021 was $88,000 and $110,000, respectively. Expected future compensation expense relating to the 302,740 shares of unvested options outstanding as of June 30, 2022 was $500,000 over a weighted average period of 4.12 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended June 30, 2022 and 2021, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended June 30, 2022 and 2021, the weighted average number of outstanding options considered to be anti-dilutive were 0 and 8,410, respectively. For the six months ended June 30, 2022 and 2021, the weighted average number of outstanding options considered to be anti-dilutive were 0 and 14,723 , respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$10,025	16,997	$0.59	$7,766	17,126	$0.45

Effect of dilutive securities:
Stock options	-	407		-	156

Diluted earnings per share:
Income available to common stockholders	$10,025	17,404	$0.58	$7,766	17,282	$0.45

	For the Six Months Ended June 30,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$19,701	16,989	$1.16	$14,600	17,120	$0.85

Effect of dilutive securities:
Stock options	-	386		-	137

Diluted earnings per share:
Income available to common stockholders	$19,701	17,375	$1.13	$14,600	17,257	$0.85

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
(In Thousands)	2022	2021	2022	2021
Net losses recognized during the period on equity securities held at the reporting date	$(2,302)	$499	$(4,928)	$303
Net losses recognized during the period on equity securities sold during the period	-	-	(59)	-
Realized and unrealized losses on equity investments during the reporting period	$(2,302)	$499	$(4,987)	$303

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June 30, 2022 and December 31, 2021:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
Less than one year	$-	$-	$-	$-
More than one to five years	1	-	-	1
More than five to ten years	6,182	-	163	6,019
More than ten years	22,866	-	2,172	20,694
Sub-total:	29,049	-	2,335	26,714

Corporate Debt securities:
More than five to ten years	56,694	253	983	55,964
Sub-total:	56,694	253	983	55,964

Municipal obligations:
More than ten years	4,051	20	-	4,071
Sub-total:	4,051	20	-	4,071

Total securities	$89,794	$273	$3,318	$86,749

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
Due within one year	$2,952	$-	$114	$2,838
More than one to five years	53	-	-	53
More than five to ten years	6,317	165	27	6,455
More than ten years	21,555	298	287	21,566
Sub-total:	30,877	463	428	30,912

Corporate Debt securities:
More than five to ten years	47,765	2,465	159	50,071
Sub-total:	47,765	2,465	159	50,071

Municipal obligations:
Due after ten years	4,104	99	-	4,203
Sub-total:	4,104	99	-	4,203

Total Debt Securities Available	$82,746	$3,027	$587	$85,186

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30 2022
Residential mortgage-backed securities	$23,194	$1,671	$3,520	$664	$26,714	$2,335
Corporate Debt securities	31,929	983	-	-	31,929	983
	$55,123	$2,654	$3,520	$664	$58,643	$3,318

December 31, 2021
Residential mortgage-backed securities	$7,801	$159	$4,681	$269	$12,482	$428
Corporate Debt Securities	12,324	159	-	-	12,324	159
	$20,125	$318	$4,681	$269	$24,806	$587

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At June 30, 2022 and December 31, 2021, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities and corporate debt on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at June 30, 2022 and December 31, 2021, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of June 30, 2022 and December 31, 2021 by segment and class:

	June 30, 2022	December 31, 2021
	(In Thousands)
Residential one-to-four family	$235,883	$224,534
Commercial and multi-family	2,030,597	1,720,174
Construction	155,070	153,904
Commercial business(1)	181,868	191,139
Home equity(2)	51,808	50,469
Consumer	2,656	3,717
	2,657,882	2,343,937

Less:
Deferred loan fees, net	(3,139)	(1,876)
Allowance for loan losses	(34,113)	(37,119)

Total Loans, net	$2,620,630	$2,304,942
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2022, and the related portion of the allowances for loan losses that is allocated to each loan class, as of June 30, 2022 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2022	$2,501	$20,820	$1,965	$8,136	$334	$15	209	$33,980

Charge-offs:	-	-	-	(6)	-	-	-	(6)
Recoveries:	2	-	-	135	2	-	-	139
(Credit) Provisions:	62	337	383	(626)	51	2	(209)	-
Ending Balance, June 30, 2022	2,565	21,157	2,348	7,639	387	17	-	34,113

Ending Balance attributable to loans:
Individually evaluated for impairment	211	-	382	5,732	8	-	-	6,333
Collectively evaluated for impairment	2,354	21,157	1,966	1,907	379	17	-	27,780
Ending Balance, June 30, 2022	2,565	21,157	2,348	7,639	387	17	-	34,113

Loans Receivables:
Individually evaluated for impairment	4,786	27,629	3,043	6,182	771	-	-	42,411
Collectively evaluated for impairment	231,097	2,002,968	152,027	175,686	51,037	2,656	-	2,615,471
Total Gross Loans:	$235,883	$2,030,597	$155,070	$181,868	$51,808	$2,656	$-	$2,657,882
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2022	$4,094	$22,065	$2,231	$8,000	$533	$14	$182	$37,119

Charge-offs:	-	-	-	(772)	-	-	-	(772)
Recoveries:	2	-	-	136	5	198	-	341
(Credit) Provisions:	(1,531)	(908)	117	275	(151)	(195)	(182)	(2,575)
Ending Balance, June 30, 2022	$2,565	$21,157	$2,348	$7,639	$387	$17	$-	$34,113
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2021, and the related portion of the allowances for loan losses that is allocated to each loan class, as of June 30, 2021 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2021	$2,837	$23,119	$2,002	$6,581	$293	-	$-	$645	$35,477

Charge-offs:	(3)	-	-	(103)	-		(198)	-	(304)
Recovery:	-	-	-	1	3		-	-	4
(Credit) Provisions:	77	1,319	339	373	(2)		201	(12)	2,295
Ending Balance June 30, 2021	$2,911	$24,438	$2,341	$6,852	$294		$3	$633	$37,472

Ending Balance attributable to loans:
Individually evaluated for impairment	$282	$1,486	$150	$5,033	$18		$-	$-	$6,969
Collectively evaluated for impairment	2,629	22,952	2,191	1,819	276		3	633	30,503
Ending Balance June 30, 2021	$2,911	$24,438	$2,341	$6,852	$294		$3	$633	$37,472

Loans Receivables:
Individually evaluated for impairment	$5,216	$42,013	$2,787	$10,982	$1,283		$-	$-	$62,281
Collectively evaluated for impairment	224,149	1,672,835	178,525	161,147	52,050		459	-	2,289,165
Total Gross Loans:	$229,365	$1,714,848	$181,312	$172,129	$53,333		$459	$-	$2,351,446
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2021	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Charge-offs:	(60)	-	-	(103)	-	(198)	-	(361)
Recovery:	27	-	-	1	6	-	-	34
(Credit) Provisions:	(349)	2,666	364	648	2	201	628	4,160
Ending Balance, June 30, 2021	$2,911	$24,438	$2,341	$6,852	$294	$3	$633	$37,472
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2022	2021	2021	2022	2022	2021	2021

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:
Residential one-to-four family	$2,899	$36	$2,961	$37	$2,916	$73	$3,335	$71
Commercial and Multi-family	24,577	323	31,702	277	23,356	586	40,320	559
Construction	-	-	1,393	-	-	-	929	36
Commercial business(1)	1,250	5	3,780	27	1,538	70	4,468	39
Home equity(2)	459	5	1,105	12	566	10	1,111	23
Consumer	-	-	-	-	-	-	-	-
Total Impaired Loans with no allowance recorded:	$29,185	$369	$40,941	$353	$28,376	$739	$50,163	$728

Loans with an allowance recorded:
Residential one-to-four family	$1,912	$-	$2,401	$67	$1,945	$37	$2,666	$99
Commercial and Multi-family	1,688	3	11,347	102	4,735	266	8,997	231
Construction	2,999	22	1,393	3	2,948	22	929	3
Commercial business(1)	5,600	-	8,345	24	5,944	65	7,780	117
Home equity(2)	300	-	383	-	301	5	405	2
Consumer	-	-	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded:	$12,499	$25	$23,869	$196	$15,873	$395	$20,777	$452

Total Impaired Loans:	$41,684	$394	$64,810	$549	$44,249	$1,134	$70,940	$1,180

__________

(1)Includes business lines of credit.

(2)Includes home equity lines of credit.

The following table summarizes the recorded investment by portfolio class at June 30, 2022 and December 31, 2021. (in thousands):

	As of June 30, 2022			As of December 31, 2021
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans with no related allowance recorded:
Residential one-to-four family	$2,878	$3,239	$-	$2,950	$3,300	$-
Commercial and multi-family	27,629	28,801	-	20,915	22,100	-
Construction	-	-	-	-	-	-
Commercial business(1)	709	975	-	2,114	6,905	-
Home equity(2)	472	472	-	779	780	-
Total Impaired Loans with no related allowance recorded:	$31,688	$33,487	$-	$26,758	$33,085	$-

Loans with an allowance recorded:
Residential one-to-four family	$1,908	$1,929	$211	$2,011	$2,032	$265
Commercial and Multi-family	-	-	-	10,830	14,494	1,690
Construction	3,043	3,043	382	2,847	2,847	210
Commercial business(1)	5,473	16,295	5,732	6,632	17,514	5,650
Home equity(2)	299	299	8	304	304	13
Total Impaired Loans with an allowance recorded:	$10,723	$21,566	$6,333	$22,624	$37,191	$7,828

Total Impaired Loans:	$42,411	$55,053	$6,333	$49,382	$70,276	$7,828

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

	At June 30, 2022	At December 31, 2021
	(In thousands)
Recorded investment in TDRs:
Accrual status	$10,983	$12,402
Non-accrual status	381	3,570
Total recorded investment in TDRs	$11,364	$15,972

The Company granted zero TDR loans and three TDR loans totaling $3,225,525 for the three months ended June 30, 2022 and June 30, 2021, respectively.

For the three months ended June 30, 2022 and June 30, 2021, TDRs, for which there was a payment default within twelve months of restructuring, totaled $0 and $134,537 for one loan, respectively.

The following table sets forth the delinquency status of total loans receivable as of June 30, 2022:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$905	$-	$-	$905	$234,978	$235,883	$-
Commercial and multi-family	2,531	-	757	3,288	2,027,309	2,030,597	-
Construction	-	-	3,043	3,043	152,027	155,070	-
Commercial business(1)	535	3,092	2,819	6,446	175,422	181,868	-
Home equity(2)	320	-	30	350	51,458	51,808	-
Consumer	-	-	-	-	2,656	2,656	-
Total	$4,291	$3,092	$6,649	$14,032	$2,643,850	$2,657,882	$-

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at June 30, 2022 and December 31, 2021, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of June 30, 2022, and December 31, 2021, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans, loans 90 days past due and still accruing, or loans that were previously 90 days past due which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the loan. There were $192,000 at June 30, 2022 and $3.8 million at December 31, 2021 in nonaccrual loans that were less than ninety days past due. Nonaccrual loans do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $670,000 at June 30, 2022 and at December 31, 2021.

	As of June 30, 2022	As of December 31, 2021
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$267	$282
Commercial and multi-family	757	8,601
Construction	3,043	2,847
Commercial business(1)	5,104	3,132
Home equity(2)	30	27

Total	$9,201	$14,889

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the six months ended June 30, 2022 and the twelve months ended December 31, 2021 would have been approximately $481,000 and $1.3 million, respectively.

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

Criticized and Classified Assets

Company policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining the Company’s regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. The loans classified as substandard are secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of June 30, 2022 (in thousands). As of June 30, 2022, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Residential one-to-four family	$235,127	$489	$267	$235,883
Commercial and multi-family	1,987,912	20,585	22,100	2,030,597
Construction	152,027	-	3,043	155,070
Commercial business(1)	171,263	4,831	5,774	181,868
Home equity(2)	51,517	49	242	51,808
Consumer	2,656	-	-	2,656

Total Gross Loans	$2,600,502	$25,954	$31,426	$2,657,882

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

Note 8 – Stockholders’ Equity

On May 1, 2022, the Company redeemed all 940 outstanding shares of it’s Series D 4.5% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $9.4 million.

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

Note 9 – Bank Owned Life Insurance

The Bank purchased an additional $8.5 million of bank owned life insurance (“BOLI”) in January, 2021. BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At June 30, 2022 the Bank had $70.4 million in BOLI. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.

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

The Company believes that the fair values of our goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at June 30, 2022.

Amortization expense of the core deposit intangibles was $12,000 and $14,000 for the three months ended June 30, 2022 and 2021, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at June 30, 2022 was $152,000 and $5.2 million, respectively. The unamortized balance of the core deposits intangibles and the amount of goodwill at June 30, 2021 was $205,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2022:
Securities
Debt Securities Available for Sale	$86,749	$-	$86,749	$-
Marketable Equities	$18,968	$18,968	$-	$-
Total Securities	$105,717	$18,968	$86,749	$-

As of December 31, 2021:
Securities
Debt Securities Available for Sale	$85,186	$-	$85,186	$-
Marketable Equities	$25,187	$25,187	$-	$-
Total Securities	$110,373	$25,187	$85,186	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended June 30, 2022 and 2021.

There were no liabilities measured at fair value on a recurring basis at June 30, 2022 or December 31, 2021.

Assets that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2022
Impaired Loans	$4,390	$-	$-	$4,390
Other real estate owned	$75	$-	$-	$75

As of December 31, 2021:
Impaired Loans	$14,796	$-	$-	$14,796
Other real estate owned	$75	$-	$-	$75

There were no liabilities measured at fair value on a recurring basis at June 30, 2022 or December 31, 2021.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2022 and December 31, 2021 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
June 30, 2022:
Impaired Loans	$4,390	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2021:
Impaired Loans	$14,796	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2022 and December 31, 2021.

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

Note 11 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2022 and December 31, 2021 consisted of the loan balances of $10.7 million net of a valuation allowance of $6.3 million and $22.6 million net of a valuation of loan allowance of $7.8 million, respectively.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$206,172	$206,172	$206,172	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	86,749	86,749	-	86,749	-
Equity investments	18,968	18,968	18,968	-	-
Loans held for sale	5	5	-	5	-
Loans receivable, net	2,620,630	2,495,331	-	-	2,495,331
FHLB of New York stock, at cost	6,781	6,781	-	6,781	-
Accrued interest receivable	10,315	10,315	-	10,315	-

Financial liabilities:
Deposits	2,655,030	2,404,341	1,874,751	529,590	-
Borrowings	86,986	83,035	-	83,035	-
Subordinated debentures	37,391	42,249	-	42,249	-
Accrued interest payable	1,005	1,005	-	1,005	-

	As of December 31, 2021

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$411,629	$411,629	$411,629	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	85,186	85,186	-	85,186	-
Equity investments	25,187	25,187	25,187	-	-
Loans held for sale	952	952	-	952	-
Loans receivable, net	2,304,942	2,313,204	-	-	2,313,204
FHLB of New York stock, at cost	6,084	6,084	-	6,084	-
Accrued interest receivable	9,183	9,183	-	9,183	-

Financial liabilities:
Deposits	2,561,402	2,520,191	1,881,121	639,070	-
Debt	71,711	71,214	-	71,214	-
Subordinated debentures	37,275	45,020	-	45,020	-
Accrued interest payable	1,051	1,051	-	1,051	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a 10-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital is used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $233,000 and $349,000 at June 30, 2022 and December 31, 2021, respectively.

The Company also has $4,124,000 of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly, equal to the three-month LIBOR plus 2.65%.

As it is anticipated that LIBOR will not be supported in its current form after June 30, 2023, the Company is reviewing the agreements for the above debentures to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating lease expense	$938	$932	$1,840	$1,884
Variable lease expense-operating leases	$257	$244	$476	$490

	At June 30, 2022	At December 31, 2021
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$12,194	$12,457

Current liabilities	$3,046	$3,296
Operating lease liabilities (noncurrent portion)	10,415	10,529
Imputed Interest	(965)	(1,073)
Total operating lease liabilities	$12,496	$12,752

The weighted average remaining lease term for operating leases at June 30, 2022 and December 31, 2021 was 5.75 years and 5.99 years, respectively. The weighted average discount rate for operating leases at June 30, 2022 and December 31, 2021 was 2.38 percent and 2.60 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at June 30, 2022 and December 31, 2021 (in thousands):

Maturities of lease liabilities:
	At June 30, 2022	At December 31, 2021
	Operating Leases	Operating Leases
One year or less	$3,046	$3,296
Over one year through three years	4,510	4,455
Over three years through five years	3,226	3,012
Over five years	2,679	3,062
Gross Operating Lease Liabilities	$13,461	$13,825
Imputed Interest	(965)	(1,073)
Total Operating Lease Liabilities	$12,496	$12,752

Note 14 – Subsequent Events

On July 13, 2022, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on August 1, 2022 with a payment date of August 15, 2022.

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

•expanding regulatory requirements which could adversely affect operating results;

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2022, we had approximately $3.073 billion in consolidated assets, $2.655 billion in deposits and $271.6 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2022, the Bank operated through 29 branches in Bayonne, Carteret, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At June 30, 2022, the Company considers the allowance for credit losses to be its critical accounting estimate.

See further discussion of this critical accounting estimate in our Annual Report on Form 10-K for the year ended December 31, 2021.

Financial Condition

Total assets increased by $105.2 million, or 3.5 percent, to $3.073 billion at June 30, 2022, from $2.968 billion at December 31, 2021. The increase in total assets was mainly related to increases in total loans partially offset by decreases in cash and cash equivalents.

Total cash and cash equivalents decreased by $205.4 million, or 49.9 percent, to $206.2 million at June 30, 2022, from $411.6 million at December 31, 2021. This decrease was primarily due to an increase in loans, partly offset by an increase in deposits.

Loans receivable, gross, increased by $313.9 million, or 13.4 percent, to $2.658 billion at June 30, 2022, from $2.344 billion at December 31, 2021. Total loan increases for the first six months of 2022 included increases of $310.5 million in commercial real estate and multi-family loans, $11.3 million in residential one-to-four family loans, $1.3 million in home equity loans, and $1.2 million in construction loans, partly offset by decreases of $9.3 million in commercial business loans, and $1.1 million in consumer loans. The allowance for loan losses decreased $3.0 million to $34.1 million, or 370.7 percent of non-accruing loans and 1.28 percent of gross loans, at June 30, 2022, as compared to an allowance for loan losses of $37.1 million, or 249.3 percent of non-accruing loans and 1.58 percent of gross loans, at December 31, 2021.

Total investment securities decreased by $4.7 million, or 4.2 percent, to $105.7 million at June 30, 2022, from $110.4 million at December 31, 2021, representing repayments, calls and maturities, and sales of $1.2 million, partly offset by purchases of $15.5 million.

Deposit liabilities increased by $93.6 million, or 3.7 percent, to $2.655 billion at June 30, 2022, from $2.561 billion at December 31, 2021. Total increases for the six months ended June 30, 2022, included $142.3 million in NOW deposit accounts, $23.2 million in money market checking accounts, $7.0 million in non-interest-bearing deposit accounts, and $17.5 million in savings and club accounts. The increase in deposits was partly offset by a decrease of $96.4 million in certificates of deposit, including listing service and brokered deposit accounts. The weighted average interest rate of certificates of deposit was 0.60 percent at June 30, 2022 and 0.72 percent at December 31, 2021.

Debt obligations increased by $15.4 million to $124.4 million at June 30, 2022, from $109.0 million at December 31, 2021, and consisted of both Federal Home Loan Bank (“FHLB”) borrowings and subordinated debt balances. The increase in debt obligations related to an overnight FHLB borrowing of $15.0 million. The weighted average interest rate of FHLB advances was 1.38 percent at June 30, 2022, and at December 31, 2021. The fixed interest rate of our subordinated debt balances was 5.625 percent at June 30, 2022, and at December 31, 2021.

Stockholders’ equity decreased by $2.4 million, or 0.9 percent, to $271.6 million at June 30, 2022, from $274.0 million at December 31, 2021. The decrease was primarily attributable to a decrease of $12.4 million in additional paid-in-capital for preferred stock and an increase in accumulated other comprehensive losses of $4.1 million. The decrease was partly offset by an increase in retained earnings of $14.2 million, or 17.5 percent, to $95.4 million at June 30, 2022, from $81.2 million at December 31, 2021, related to the net effect of net income less dividends paid for the six months ended June 30, 2022. The decrease in additional paid-in-capital for preferred stock was primarily related to the redemption of $9.4 million of the Company’s then-outstanding Series D 4.5 percent preferred stock and $5.3 million of the Company’s then-outstanding Series G 6.0 percent preferred stock, partially offset by the issuance of $2.4 million of Series I 3.0 percent preferred stock. Accumulated other comprehensive income decreased by $4.1 million over the prior year, based upon unfavorable market conditions related to the Company’s available for sale debt securities.

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

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,517,283	$28,781	4.57%	$2,343,775	$26,888	4.59%
Investment securities (6)	107,132	986	3.68%	105,520	914	3.46%
Interest earnings assets	344,510	694	0.81%	322,966	202	0.25%
Total interest-earning assets	2,968,925	30,461	4.10%	2,772,261	28,004	4.04%
Non-interest-earning assets	107,156			107,412
Total assets	$3,076,081			$2,879,673
Interest-bearing liabilities:
Interest-bearing demand accounts	$796,227	$569	0.29%	$631,568	$703	0.45%
Money market accounts	356,062	376	0.42%	335,877	447	0.53%
Savings accounts	346,432	110	0.13%	315,210	127	0.16%
Certificates of Deposit	565,479	850	0.60%	676,163	1,639	0.97%
Total interest-bearing deposits	2,064,200	1,905	0.37%	1,958,818	2,916	0.60%
Borrowed funds	109,436	815	2.98%	170,433	1,024	2.40%
Total interest-bearing liabilities	2,173,636	2,720	0.50%	2,129,251	3,940	0.74%
Non-interest-bearing liabilities	631,430			494,928
Total liabilities	2,805,066			2,624,179
Stockholders' equity	271,015			255,494
Total liabilities and stockholders' equity	$3,076,081			$2,879,673
Net interest income		$27,741			$24,064
Net interest rate spread(1)			3.60%			3.30%
Net interest margin(2)			3.74%			3.47%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for loan losses.

(5)Includes non-accrual loans which are immaterial to the yield.

(6)Includes Federal Home Loan Bank of New York Stock

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,431,043	$55,102	4.53%	$2,335,051	$53,751	4.60%
Investment securities (6)	108,024	2,093	3.88%	109,967	1,904	3.46%
FHLB Stock and other interest earning assets	395,512	990	0.50%	293,827	424	0.29%
Total Interest-earning assets	2,934,579	58,185	3.97%	2,738,845	56,079	4.10%
Non-interest-earning assets	104,666			108,486
Total assets	$3,039,245			$2,847,331
Interest-bearing liabilities:
Interest-bearing demand accounts	$751,396	$968	0.26%	$621,287	$1,460	0.47%
Money market accounts	350,842	736	0.42%	326,565	888	0.54%
Savings accounts	341,531	218	0.13%	309,010	245	0.16%
Certificates of Deposit	588,518	1,829	0.62%	679,550	3,631	1.07%
Total interest-bearing deposits	2,032,287	3,751	0.37%	1,936,412	6,224	0.64%
Borrowed funds	109,272	1,621	2.97%	188,096	2,229	2.37%
Total interest-bearing liabilities	2,141,559	5,372	0.50%	2,124,508	8,453	0.80%
Non-interest-bearing liabilities	626,518			469,808
Total liabilities	2,768,077			2,594,316
Stockholders' equity	271,168			253,015
Total liabilities and stockholders' equity	$3,039,245			$2,847,331
Net interest income		$52,813			$47,626
Net interest rate spread(1)			3.47%			3.30%
Net interest margin(2)			3.60%			3.48%

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

(6)Includes Federal Home Loan Bank of New York Stock

Results of Operations comparison for the Three Months June 30, 2022 and 2021

Net income increased $2.1 million, or 26.2 percent, to $10.2 million for the three months ended June 30, 2022, compared with $8.1 million for the three months ended June 30, 2021. The increase in net income was primarily related to an increase in net interest income and decreases in the provision for loan losses and non-interest expenses, partly offset by a decrease in total non-interest income, and a higher income tax provision for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Net interest income increased by $3.7 million, or 15.3 percent, to $27.7 million for the second quarter of 2022, from $24.1 million for the second quarter of 2021. The increase in net interest income resulted from a $2.5 million increase in interest income as well as a decrease of $1.2 million in interest expense.

Interest income increased by $2.5 million, or 8.8 percent, to $30.5 million for the second quarter of 2022, from $28.0 million for the second quarter of 2021. The average balance of interest-earning assets increased $196.7 million, or 7.1 percent, to $2.969 billion for the second quarter of 2022, from $2.772 billion for the second quarter of 2021, while the average yield increased six basis points to 4.10 percent for the second quarter of 2022, from 4.04 percent for the second quarter of 2021. The increase in the average balance of interest-earning assets mainly related to an increase in the Company’s level of average loans receivable for the second quarter of 2022, as compared to the second quarter of 2021.

The average balance of loans receivable increased $173.5 million to $2.517 billion for the second quarter of 2022, from $2.344 billion for the second quarter of 2021. The increase in the average balance of loans receivable was the result the of the strength of the Company’s loan pipeline. Interest income on loans also included $152,000 of amortization of purchase credit fair value adjustments for the second quarter of 2022 related to a prior acquistion, which added approximately two basis points to the average yield on interest earning assets.

Interest expense decreased by $1.2 million, or 31.0 percent, to $2.7 million for the second quarter of 2022, from $3.9 million for the second quarter of 2021. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 24 basis points to 0.50 percent for the second quarter of 2022, from 0.74 percent for the second quarter of 2021, partly offset by an increase in the average balance of interest-bearing liabilities of $44.4 million, or 2.1 percent, to $2.174 billion for the second quarter of 2022, from $2.129 billion for the second quarter of 2021. The decrease in the average cost of funds primarily resulted from the low interest rate environment and the Company’s focus on managing funding costs.

Net interest margin was 3.74 percent for the second quarter of 2022, compared to 3.47 percent for the second quarter of 2021. The increase in the net interest margin was the result of an increase in the average volume on loans receivable as well as a decrease in funding costs.

No provision for loan losses was recorded for the second quarter of 2022. This compared to a $2.3 million provision for loan losses during the second quarter of 2021. During the second quarter of 2022, the Company experienced $133,000 in net recoveries compared to $300,000 in net charge offs for the second quarter of 2021. The Bank had non-accrual loans totaling $9.2 million, or 0.35 percent of gross loans at June 30, 2022, as compared to $22.2 million, or 0.94 percent of gross loans at June 30, 2021. The allowance for loan losses was $34.1 million, or 1.28 percent of gross loans at June 30, 2022, and $37.5 million, or 1.59 percent of gross loans at June 30, 2021.

Noninterest income decreased by $3.1 million, or 111.1 percent, to an expense of $313,000 for the second quarter of 2022, from $2.8 million in income for the second quarter of 2021. The decrease in total noninterest income was mainly related to an increase in the unrealized loss on equity securities, a decrease in gains on the sale of premises, and a lower gain on sale of loans, partly offset by an increase in fees and service charges and other non-interest income. The $2.3 million unrealized loss on equity securities for the second quarter of 2022 represented a $2.8 million reversal from an unrealized gain of $499,000 for the second quarter 2021. The unrealized gains or losses on equity securities are based on market conditions. Gains on the sale of premises sold were $371,000 for the second quarter of 2021 with no comparable gain or loss for the second quarter of 2022. Gains on sales of loans decreased by $175,000, or 80.3 percent, to $43,000 for the second quarter of 2022, from $218,000 for the second quarter of 2021. Factors considered when deciding to sell loans include market conditions, demand, and the loan portfolio. These decreases were partly offset by an increase in fees and service charge income resulting from servicing income, ATM, and other customer account fees.

Noninterest expense decreased by $101,000, or 0.8 percent, to $13.0 million for the second quarter of 2022, from $13.1 million for the second quarter of 2021. The decrease was mainly related to a decrease in debt extinguishment expense and other non-interest expense. The Company recognized an expense of $194,000 for a loss on extinguishment of debt related to the prepayment of higher-cost FHLB borrowings in the second quarter of 2021. There was no comparable expense in the second quarter of 2022. The decrease in other non-interest expense mainly related to a decrease in loan-related legal expenses. Salaries and employee benefits expense increased by $203,000, or 3.1 percent, to $6.7 million for the second quarter of 2022, from $6.5 million for the second quarter of 2021. The increase mainly related to payments made to the estate of former Chief Financial Officer, Thomas Keating, who passed away March 5, 2022, pursuant to the terms of his employment agreement. The number of full-time equivalent employees for the second quarter of 2022 was 301, compared to 303 for the first quarter of 2022, and 288 for the same period in 2021.

The income tax provision increased by $827,000, or 24.5 percent, to $4.2 million for the second quarter of 2022, from $3.4 million for the second quarter of 2021. The increase in the income tax provision was a result of higher taxable income for the second quarter of 2022, as compared with that same period for 2021. The consolidated effective tax rate for the second quarter of 2022 was 29.3 percent compared to 29.6 percent for the second quarter of 2021.

Results of Operations comparison for the Six Months Ended June 30, 2022 and 2021

Net interest income increased by $5.2 million, or 10.9 percent, to $52.8 million for the first six months of 2022, from $47.6 million for the first six months of 2021. The increase in net interest income resulted from a decrease of $3.1 million in interest expense as well as an increase of $2.1 million in interest income.

Interest income increased by $2.1 million, or 3.8 percent, to $58.2 million for the first six months of 2022, from $56.1 million for the first six months of 2021. The average balance of interest-earning assets increased $195.7 million, or 7.1 percent, to $2.935 billion for the first six months of 2022, from $2.739 billion for the first six months of 2021, while the average yield decreased 13 basis points to 3.97 percent for the first six months of 2022, from 4.10 percent for the first six months of 2021. The increase in the average balance of interest-earning assets mainly related to an increase in the Company’s level of average interest-earning deposits and loans receivable for the first six months of 2022, as compared to the first six months of 2021.

The average balance of loans receivable increased $96.0 million to $2.431 billion for the first six months of 2022, from $2.335 billion for the first six months of 2021. The increase in the average balance on loans receivable was result of the strength of the Company’s loan pipeline. Interest income on loans for the first six months of 2022 also included $308,000 of amortization of purchase credit fair value adjustments related to a prior acquisition, which added approximately four basis points to the average yield on interest earning assets.

Interest expense decreased by $3.1 million, or 36.4 percent, to $5.4 million for the first six months of 2022, from $8.5 million for the first six months of 2021. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 30 basis points to 0.50 percent for the first six months of 2022, from 0.80 percent for the first six months of 2021, partly offset by an increase in the average balance of interest-bearing liabilities of $17.0 million, or 0.8 percent, to $2.141 billion for the first six months of 2022, from $2.124 billion for the first six months of 2021. The decrease in the average cost of funds primarily resulted from the low interest rate environment and the Company’s focus on managing funding costs.

Net interest margin was 3.60 percent for the first six months of 2022, compared to 3.48 percent for the first six months of 2021. The increase in the net interest margin compared to the first six months of 2021 was the result of an increase in the average volume of loans receivable as well as a decrease in funding costs.

The Company recorded a credit to the provision for loan losses of $2.6 million for the first six months of 2022, compared to a $4.2 million provision for loan losses for the first six months of 2021. The credit was recorded in the first quarter of 2022 and was primarily due to positive quantitative and qualitive factors related to the pandemic in the Company’s ALLL methodology. The qualitive factors included changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of underlying collateral and the financial strength of borrowers. Loan categories for specific business types were stressed due to rising delinquencies within those market sectors (restaurants, industrial, and mixed use/warehouse) to determine the potential for collateral shortfalls. At March 31, 2022, the stress test resulted in collateral shortfalls and costs associated with foreclosure that were lower than the previous three quarters by approximately $3.0 million. During the first six months of 2022, the Company recorded $431,000 in net charge offs compared to $327,000 in net charge offs for the first six months of 2021.

Noninterest income decreased by $5.7 million, or 119.1 percent, to an expense of $913,000 for the first six months of 2022, from $4.8 million for second quarter of 2021. The decrease in total noninterest income was mainly related to an increase in the unrealized loss of equity securities, a lower gain on sales of loans, and a decrease in gains on the sale of premises, partly offset by an increase in fees and service charges. The unrealized loss on equity securities increased $5.3 million to $5.0 million for the first six months of 2022, from an unrealized gain of $303,000 for the first six months of 2021. The unrealized gains or losses on equity securities are based on market conditions. Gains on sales of loans decreased by $384,000, or 78.0 percent, to $108,000 for the first six months of 2022, from $492,000 for the first six months of 2021. Factors considered when deciding to sell loans include market conditions, demand, and the loan portfolio. Gains on the sale of premises sold were $371,000 for the first six months of 2021 with no comparable gain or loss for the first six months of 2022. These decreases were partly offset by an increase in fees and service charge income resulting from servicing income, ATM, and other customer account fees.

Noninterest expense decreased by $725,000, or 2.7 percent, to $26.0 million for the first six months of 2022, from $26.7 million for the first six months of 2021. The decrease was mainly related to a decrease in debt extinguishment expense and other non-interest expense. The Company recognized an expense of $734,000 for a loss on extinguishment of debt related to the prepayment of higher-cost FHLB borrowings in the first six months of 2021. There was no comparable expense in the first six months of 2022. Salaries and employee benefits expense increased by $394,000, or 3.0 percent, to $13.4 million for the first six months of 2022, from $13.0 million for the first six months of 2021. The increase mainly related to payments made to the estate of former Chief Financial Officer, Thomas Keating, who passed away March 5, 2022, pursuant to the terms of his employment agreement, and normal compensation increases. The number of full-time equivalent employees for the first six months of 2022 was 302 compared to 300 for the same period of 2021.

The income tax provision increased by $2.0 million, or 31.9 percent, to $8.3 million for the first six months of 2022, from $6.3 million for the first six months of 2021. The increase in the income tax provision was a result of higher taxable income for the first six months of 2022, as compared with that same period for 2021. The consolidated effective tax rate for the first six months of 2022 was 29.3 percent compared to 29.4 percent for the first six months of 2021

Liquidity and Capital Resources

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

At June 30, 2022 and December 31, 2021, the Company had $15.0 million overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $87.0 million at June 30, 2022 and $71.7 million at December 31, 2021. The average rate of FHLB advances was 1.38 percent at June 30, 2022 and 1.39 percent at December 31, 2021. The subordinated debentures have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

As it is anticipated that LIBOR will not be supported in its current form after June 30, 2023, the Company is reviewing the agreements for the above debentures to determine alternative reference rates and does not anticipate there will be a significant financial statement impact.

The Company had the ability at June 30, 2022 to obtain additional funding from the FHLB of up to $289.6 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $492.3 million at June 30, 2022. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of June 30, 2022, as well as wholesale borrowing capacity of over $800 million.

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

At June 30, 2022 and December 31, 2021, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of June 30, 2022:
Bank
Community Bank Leverage Ratio	$303,958	9.91%	$245,466	8.00%	276,149	9.00%

As of December 31, 2021:
Bank
Community Bank Leverage Ratio	$299,247	9.92%	$211,177	7.00%	$256,429	8.50%

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information related to shares repurchased by the Company during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2022	-	-	-	-
May 1 - May 31, 2022	-	-	-	-
June 1 - June 30, 2022	44,598	16.93	44,598	153,863
Total	44,598	$16.93	44,598	153,863

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

BCB BANCORP, INC.

Date: August 4, 2022	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Karen M. Duran
Karen M. Duran Interim Chief Financial Officer
(Principal Accounting and Financial Officer)