Form 10-Q
period 2022-09-30
BCB BANCORP INC
filed 2022-11-03
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2022, BCB Bancorp, Inc., had 16,891,520 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Cash and amounts due from depository institutions	$11,192	$9,606
Interest-earning deposits	209,832	402,023
Total cash and cash equivalents	221,024	411,629

Interest-earning time deposits	735	735
Debt securities available for sale	92,751	85,186
Equity investments	18,408	25,187
Loans held for sale	-	952
Loans receivable, net of allowance for loan losses
of $33,195 and $37,119 respectively	2,787,015	2,304,942
Federal Home Loan Bank of New York stock, at cost	12,388	6,084
Premises and equipment, net	10,723	12,237
Accrued interest receivable	11,093	9,183
Other real estate owned	75	75
Deferred income taxes	15,863	12,959
Goodwill and other intangibles	5,394	5,431
Operating lease right-of-use assets	11,785	12,457
Bank-owned life insurance ("BOLI")	71,072	72,485
Other assets	7,286	7,986
Total Assets	$3,265,612	$2,967,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$610,425	$588,207
Interest bearing deposits	2,102,521	1,973,195
Total deposits	2,712,946	2,561,402
FHLB advances	212,123	71,711
Subordinated debentures	37,450	37,275
Operating lease liability	12,102	12,752
Other liabilities	8,309	10,364
Total Liabilities	2,982,930	2,693,504

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,123 shares of Series H 3.5% and Series I 3.0%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at September 30, 2022 and 2,916 shares of Series D 4.5%, Series G 6%, Series H 3.5% and Series I 3% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2021	-	-
Additional paid-in capital preferred stock	21,003	28,923
Common stock: no par value; 40,000,000 shares authorized; issued 19,858,738 and 19,708,375 at September 30, 2022 and December 31, 2021, respectively, outstanding 16,973,870 and 16,940,133, at September 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital common stock	195,057	193,927
Retained earnings	105,894	81,171
Accumulated other comprehensive loss	(6,149)	1,128
Treasury stock, at cost, 2,884,868 and 2,768,242 shares at September 30, 2022 and December 31, 2021, respectively	(33,123)	(31,125)
Total Stockholders' Equity	282,682	274,024
Total Liabilities and Stockholders' Equity	$3,265,612	$2,967,528

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$32,302	26,922	$87,404	$80,673
Mortgage-backed securities	173	159	379	532
Other investment securities	1,103	814	2,990	2,345
FHLB stock and other interest earning assets	822	249	1,812	673
Total interest income	34,400	28,144	92,585	84,223

Interest expense:
Deposits:
Demand	1,169	1,059	2,873	3,407
Savings and club	113	131	331	376
Certificates of deposit	1,087	1,344	2,916	4,975
	2,369	2,534	6,120	8,758
Borrowings	1,080	997	2,701	3,226
Total interest expense	3,449	3,531	8,821	11,984

Net interest income	30,951	24,613	83,764	72,239
(Credit) provision for loan losses	-	680	(2,575)	4,840

Net interest income after (credit) provision for loan losses	30,951	23,933	86,339	67,399

Non-interest income:
Fees and service charges	1,251	713	3,678	2,853
BOLI income	646	765	2,087	2,195
Gain on sales of loans	18	83	126	575
Loss on bulk sale of impaired loans held in portfolio	-	-	-	(64)
Gain on sales of other real estate owned	-	11	-	11
Gain on sale of premises	-	-	-	371
Realized and unrealized (losses) on equity investments	(559)	(307)	(5,546)	(4)
Other	90	52	188	150
Total non-interest income	1,446	1,317	533	6,087

Non-interest expense:
Salaries and employee benefits	6,944	6,511	20,395	19,568
Occupancy and equipment	2,608	2,983	7,976	8,604
Data processing and communications	1,520	1,511	4,454	4,493
Professional fees	614	543	1,597	1,446
Director fees	375	233	992	790
Regulatory assessments	264	303	812	993
Advertising and promotional	286	200	681	392
Other real estate owned, net	1	(11)	6	12
Loss from extinguishment of debt	-	337	-	1,071
Other	841	918	2,555	2,899
Total non-interest expense	13,453	13,528	39,468	40,268

Income before income tax provision	18,944	11,722	47,404	33,218
Income tax provision	5,552	3,400	13,897	9,729

Net Income	$13,392	8,322	$33,507	$23,489
Preferred stock dividends	174	286	624	852
Net Income available to common stockholders	$13,218	8,036	$32,883	$22,637

Net Income per common share-basic and diluted
Basic	$0.78	0.47	$1.94	$1.33
Diluted	$0.76	0.47	$1.89	$1.31

Weighted average number of common shares outstanding
Basic	16,982	17,019	16,986	17,085
Diluted	17,356	17,222	17,369	17,242

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net Income	$13,392	$8,322	$33,507	$23,489
Other comprehensive loss, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period	(4,191)	(161)	(9,675)	(12)
Tax Effect	1,039	40	2,398	3
Other comprehensive loss	(3,152)	(121)	(7,277)	(9)
Comprehensive income	$10,240	$8,201	$26,230	$23,480

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2022	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024
Net income	-	-	-	33,507	-	-	33,507
Other comprehensive income	-	-	-	-	-	(7,277)	(7,277)
Stock-based compensation expense	-	-	458	-	-	-	458
Exercise of stock options (111,950 shares)	-	-	3	-	-	-	3
Treasury stock purchases (71,513 shares)	-	-	-	-	(1,998)	-	(1,998)
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5%, and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(624)	-	-	(624)
Redemption of Series D and Series G Preferred Stock	-	-	(14,730)	-	-	-	(14,730)
Issuance of Series I Preferred Stock	-	-	6,809	-	-	-	6,809
Cash dividends on common stock ($0.48 per share declared)	-	-		(7,809)	-	-	(7,809)
Dividend reinvestment plan	-	-	351	(351)	-	-	-
Stock purchase plan	-	-	319	-	-	-	319
Balance at September 30, 2022	$-	$-	$216,060	$105,894	$(33,123)	$(6,149)	$282,682

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2022	$-	$-	$211,130	$95,393	$(31,889)	$(2,997)	$271,637
Net income	-	-	-	13,392	-	-	13,392
Other comprehensive income	-	-	-	-	-	(3,152)	(3,152)
Stock-based compensation expense	-	-	267	-	-	-	267
Exercise stock option expense (111,750 shares)	-	-	3	-	-	-	3
Treasury stock purchases (116,626 shares)	-	-	-	-	(1,234)	-	(1,234)
Dividends payable on Series H 3.5%, and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(174)	-	-	(174)
Issuance of Series I preferred stock	-	-	4,439	-	-	-	4,439
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,596)	-	-	(2,596)
Dividend reinvestment plan	-	-	121	(121)	-	-	-
Stock purchase plan	-	-	100	-	-	-	100
Balance at September 30, 2022	$-	$-	$216,060	$105,894	$(33,123)	$(6,149)	$282,682

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2021	$-	$-	$217,999	$58,335	$(26,918)	$(205)	$249,211
Net income	-	-	-	23,489	-	-	23,489
Other comprehensive income	-	-	-	-	-	(9)	(9)
Stock-based compensation expense	-	-	337	-	-	-	337
Exercise of stock options (31,000 shares)			281				281
Treasury stock purchases (189,366 shares)	-	-	-	-	(2,511)	-	(2,511)
Dividends payable on Series D 4.5%, and Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(852)	-	-	(852)
Cash dividends on common stock ($0.14 per share declared for the first two quarters ended June 30, 2021 and $0.16 per share for the quarter ended September 30, 2021	-	-	-	(7,241)	-	-	(7,241)
Dividend reinvestment plan	-	-	343	(343)	-	-	-
Stock purchase plan	-	-	376	-	-	-	376
Balance at September 30, 2021	$-	$-	$219,336	$73,388	$(29,429)	$(214)	$263,081

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2021	$-	$-	$218,691	$68,123	$(28,197)	$(93)	$258,524
Net income	-	-	-	8,322	-	-	8,322
Other comprehensive income	-	-	-	-	-	(121)	(121)
Stock-based compensation expense	-	-	86	-	-	-	86
Exercise Stock Options Expense (31,000 shares)	-	-	281	-	-	-	281
Treasury stock purchases (91,491 shares)	-	-	-	-	(1,232)	-	(1,232)
Dividends payable on Series D 4.5%, Series G 6%, and Series H 3.5% noncumulative perpetual preferred stock	-	-	-	(286)	-	-	(286)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,647)	-	-	(2,647)
Dividend reinvestment plan	-	-	124	(124)	-	-	-
Stock purchase plan	-	-	154	-	-	-	154
Balance at September 30, 2021	$-	$-	$219,336	$73,388	$(29,429)	$(214)	$263,081

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$33,507	$23,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,735	2,156
Amortization and accretion, net	(1,005)	(406)
(Credit) provision for loan losses	(2,575)	4,840
Deferred income tax expense (benefit)	(505)	(938)
Loans originated for sale	(5,733)	(21,927)
Proceeds from sales of loans	6,811	25,119
Gain on sales of loans originated for sale	(126)	(575)
Gain on sale of premises	-	(371)
Realized and unrealized losses on equity investments	5,546	4
Gain on sales of other real estate owned	-	(11)
Loss on bulk sale of impaired loans held in portfolio	-	64
Stock-based compensation expense	458	337
BOLI Income	(2,087)	(2,195)
(Increase) decrease in interest receivable	(1,910)	2,536
(Increase) decrease in other assets	700	1,313
Decrease in accrued interest payable	(214)	(803)
(Decrease) increase in other liabilities	(1,841)	454
Net Cash Provided by Operating Activities	32,761	33,086
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	9,310	29,245
Purchases of securities	(26,968)	(18,345)
Proceeds from bulk sale of impaired loans	-	3,442
Proceeds from sales of securities	1,232	-
Purchase of loans	-	-
Net increase in loans receivable	(477,429)	(1,671)
Purchases of BOLI	-	(8,500)
Proceeds from BOLI	3,500	-
Proceeds from sales of other real estate owned	-	425
Additions to premises and equipment	(221)	(254)
Proceeds from the sale of fixed assets and premises	-	742
Redemption of Federal Home Loan Bank of New York stock	(6,304)	3,131
Net Cash Used In Investing Activities	(496,880)	8,215
Cash flows from financing activities:
Net increase in deposits	151,544	223,355
Proceeds from Federal Home Loan Bank of New York Advances	140,000	10,000
Repayments of Federal Home Loan Bank of New York Advances	-	(83,000)
Purchases of treasury stock	(1,998)	(2,511)
Cash dividends paid on common stock	(7,809)	(7,241)
Cash dividends paid on preferred stock	(624)	(852)
Net proceeds from issuance of common stock	319	376
Net proceeds from issuance of preferred stock	6,809	-
Net payment for redemption of preferred stock	(14,730)	-
Proceeds from exercise of stock options	3	281
Net Cash Provided by Financing Activities	273,514	140,408

Net Increase (Decrease) Increase in Cash and Cash Equivalents	(190,605)	181,709
Cash and Cash Equivalents-Beginning	411,629	261,229

Cash and Cash Equivalents-Ending	$221,024	$442,938

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$16,532	$10,150
Interest	9,036	12,787

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

Note 3 – Reclassification

Certain amounts as of December 31, 2021 and for the nine month period ended September 30, 2021 have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of September 30, 2022 and 2021.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	26,700	$12.89
Granted	69,000	17.05
Vested	(9,150)	13.91
Forfeited	-	-
Non-vested at September 30, 2022	86,550	$16.19

Restricted stock expense for the nine months ended September 30, 2022 and September 30, 2021 was $278,000 and $162,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of September 30, 2022 was approximately $1.1 million over a weighted average period of 1.65 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of September 30, 2022.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2022	1,194,425	$9.02-13.68	$11.64

Options granted	-	-	-
Options exercised	(111,950)	9.02-13.68	11.52
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at September 30, 2022	1,082,475	$9.02-13.68	$11.65

As of September 30, 2022, stock options which were granted and were exercisable totaled 844,035. It is Company policy to issue new shares upon share option exercise.

Compensation expense for the nine months ended September 30, 2022 and September 30, 2021 was $180,000 and $175,000, respectively. Expected future compensation expense relating to the 238,440 shares of unvested options outstanding as of September 30, 2022 was $418,000 over a weighted average period of 3.91 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended September 30, 2022 and 2021, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended September 30, 2022 and 2021, the weighted average number of outstanding options considered to be anti-dilutive were 0 and 0, respectively. For the nine months ended September 30, 2022 and 2021, the weighted average number of outstanding options considered to be anti-dilutive were 0 and 7,015, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$13,218	16,982	$0.78	$8,036	17,019	$0.47

Effect of dilutive securities:	-	-		-	-
Stock options	-	374		-	203

Diluted earnings per share:
Income available to common stockholders	$13,218	17,356	$0.76	$8,036	17,222	$0.47

	For the Nine Months Ended September 30,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$32,883	16,986	$1.94	$22,637	17,085	$1.33

Effect of dilutive securities:
Stock options	-	383		-	157

Diluted earnings per share:
Income available to common stockholders	$32,883	17,369	$1.89	$22,637	17,242	$1.31

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
(In Thousands)	2022	2021	2022	2021
Net (losses) gains recognized during the period on equity securities held at the reporting date	$(559)	$(307)	$(5,487)	$(4)
Net losses recognized during the period on equity securities sold during the period	-	-	(59)	-
Realized and unrealized losses on equity investments during the reporting period	$(559)	$(307)	$(5,546)	$(4)

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
Less than one year	$-	$-	$-	$-
More than one to five years	-	-	-	-
More than five to ten years	5,754	-	401	5,353
More than ten years	23,708	-	3,620	20,088
Sub-total:	29,462	-	4,021	25,441

Corporate Debt securities:
More than five to ten years	66,499	-	3,199	63,300
Sub-total:	66,499	-	3,199	63,300

Municipal obligations:
More than ten years	4,025	-	15	4,010
Sub-total:	4,025	-	15	4,010

Total securities	$99,986	$-	$7,235	$92,751

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
Due within one year	$2,952	$-	$114	$2,838
More than one to five years	53	-	-	53
More than five to ten years	6,317	165	27	6,455
More than ten years	21,555	298	287	21,566
Sub-total:	30,877	463	428	30,912

Corporate Debt securities:
More than five to ten years	47,765	2,465	159	50,071
Sub-total:	47,765	2,465	159	50,071

Municipal obligations:
Due after ten years	4,104	99	-	4,203
Sub-total:	4,104	99	-	4,203

Total Debt Securities Available	$82,746	$3,027	$587	$85,186

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2022
Residential mortgage-backed securities	$19,430	$2,441	$6,012	$1,580	$25,442	$4,021
Corporate Debt securities	56,521	3,079	5,978	120	62,499	3,199
Municipal bond	4,010	15			4,010	15
	$79,961	$5,535	$11,990	$1,700	$91,951	$7,235

December 31, 2021
Residential mortgage-backed securities	$7,801	$159	$4,681	$269	$12,482	$428
Corporate Debt Securities	12,324	159	-	-	12,324	159
	$20,125	$318	$4,681	$269	$24,806	$587

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At September 30, 2022 and December 31, 2021, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities and corporate debt on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depends on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at September 30, 2022 and December 31, 2021, to be temporary.

Note 7 - Loans Receivable and Allowance for Loan Losses

The following tables present the recorded investment in loans receivable as of September 30, 2022 and December 31, 2021 by segment and class:

	September 30, 2022	December 31, 2021
	(In Thousands)
Residential one-to-four family	$242,238	$224,534
Commercial and multi-family	2,164,320	1,720,174
Construction	153,103	153,904
Commercial business(1)	205,661	191,139
Home equity(2)	56,064	50,469
Consumer	2,545	3,717
	2,823,931	2,343,937

Less:
Deferred loan fees, net	(3,721)	(1,876)
Allowance for loan losses	(33,195)	(37,119)

Total Loans, net	$2,787,015	$2,304,942
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2022, and the related portion of the allowances for loan losses that is allocated to each loan class, as of September 30, 2022 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, July 1, 2022	$2,565	$21,157	$2,348	$7,639	$387	$17	-	$34,113

Charge-offs:	-	-	-	(931)		-	-	(931)
Recoveries:	7	-	-	2	4	-	-	13
(Credit) Provisions:	(374)	390	96	(993)	75	3	803	-
Ending Balance, September 30, 2022	2,198	21,547	2,444	5,717	466	20	803	33,195

Ending Balance attributable to loans:
Individually evaluated for impairment	204	-	519	3,509	6	-	-	4,238
Collectively evaluated for impairment	1,994	21,547	1,925	2,208	460	20	803	28,957
Ending Balance, September 30, 2022	2,198	21,547	2,444	5,717	466	20	803	33,195

Loans Receivables:
Individually evaluated for impairment	4,914	27,090	3,180	4,607	733	-	-	40,524
Collectively evaluated for impairment	237,324	2,137,230	149,923	201,054	55,331	2,545	-	2,783,407
Total Gross Loans:	$242,238	$2,164,320	$153,103	$205,661	$56,064	$2,545	$-	$2,823,931
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2022	$4,094	$22,065	$2,231	$8,000	$533	$14	$182	$37,119

Charge-offs:	-	-	-	(1,703)	-	-	-	(1,703)
Recoveries:	9	-	-	138	9	198	-	354
(Credit) Provisions:	(1,905)	(518)	213	(718)	(76)	(192)	621	(2,575)
Ending Balance, September 30, 2022	$2,198	$21,547	$2,444	$5,717	$466	$20	$803	$33,195
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2021, and the related portion of the allowances for loan losses that is allocated to each loan class, as of September 30, 2021 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, July 1, 2021	$2,911	$24,438	$2,341	$6,852	$294	-	$3	$633	$37,472

Charge-offs:	-	-	-	-	-		-	-	-
Recovery:	-	-	-	1	3		-	-	4
(Credit) Provisions:	(75)	370	(307)	879	19		20	(226)	680
Ending Balance September 30, 2021	$2,836	$24,808	$2,034	$7,732	$316		$23	$407	$38,156

Ending Balance attributable to loans:
Individually evaluated for impairment	$276	$1,469	$150	$5,770	$16		$-	$-	$7,681
Collectively evaluated for impairment	2,560	23,339	1,884	1,962	300		23	407	30,475
Ending Balance September 30, 2021	$2,836	$24,808	$2,034	$7,732	$316		$23	$407	$38,156

Loans Receivables:
Individually evaluated for impairment	$5,104	$39,356	$2,787	$10,343	$1,273		$-	$-	$58,863
Collectively evaluated for impairment	219,226	1,700,620	146,289	151,073	50,836		2,730	-	2,270,774
Total Gross Loans:	$224,330	$1,739,976	$149,076	$161,416	$52,109		$2,730	$-	$2,329,637
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2021	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Charge-offs:	(60)	-	-	(103)	-	(198)	-	(361)
Recovery:	27	-	-	2	-	9	-	38
(Credit) Provisions:	(424)	3,036	57	1,527	30	212	402	4,840
Ending Balance, September 30, 2021	$2,836	$24,808	$2,034	$7,732	$316	$23	$407	$38,156
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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the average recorded investment and interest income recognized on impaired loans with no related allowance recorded by portfolio class for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2022	2021	2021	2022	2022	2021	2021

	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:
Residential one-to-four family	$2,862	$36	$3,050	$37	$2,881	$109	$2,973	$108
Commercial and Multi-family	27,360	315	29,742	271	25,415	901	30,614	830
Construction	-	-	-	-	-	-	929	36
Commercial business(1)	828	3	2,465	65	1,149	73	3,143	104
Home equity(2)	488	7	938	12	474	17	1,048	35
Consumer	-	-	-	-	-	-	-	-
Total Impaired Loans with no allowance recorded:	$31,538	$361	$36,195	$385	$29,919	$1,100	$38,707	$1,113
		-				-
Loans with an allowance recorded:
Residential one-to-four family	$1,989	24	$2,110	$66	$1,964	$61	$2,302	$165
Commercial and Multi-family		-	10,942	100	1,125	266	11,204	331
Construction	3,112	-	2,787	3	3,059	22	1,858	6
Commercial business(1)	4,567	-	8,197	24	4,953	65	8,388	141
Home equity(2)	264	-	340	-	276	5	368	2
Consumer	-	-	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded:	$9,932	$24	$24,376	$193	$11,377	$419	$24,120	$645
		-				-
Total Impaired Loans:	$41,470	$385	$60,571	$578	$41,296	$1,519	$62,827	$1,758

__________

(1)Includes business lines of credit.

(2)Includes home equity lines of credit.

The following table summarizes the recorded investment by portfolio class at September 30, 2022 and December 31, 2021. (in thousands):

	As of September 30, 2022			As of December 31, 2021
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans with no related allowance recorded:
Residential one-to-four family	$2,845	$3,209	$-	$2,950	$3,300	$-
Commercial and multi-family	27,090	28,266	-	20,915	22,100	-
Construction	-	-	-	-	-	-
Commercial business(1)	947	4,910	-	2,114	6,905	-
Home equity(2)	504	504	-	779	780	-
Total Impaired Loans with no related allowance recorded:	$31,386	$36,889	$-	$26,758	$33,085	$-

Loans with an allowance recorded:
Residential one-to-four family	$2,069	$2,090	$204	$2,011	$2,032	$265
Commercial and Multi-family	-	-	-	10,830	14,494	1,690
Construction	3,180	3,180	519	2,847	2,847	210
Commercial business(1)	3,660	8,519	3,509	6,632	17,514	5,650
Home equity(2)	229	229	6	304	304	13
Total Impaired Loans with an allowance recorded:	$9,138	$14,018	$4,238	$22,624	$37,191	$7,828

Total Impaired Loans:	$40,524	$50,907	$4,238	$49,382	$70,276	$7,828

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

	At September 30, 2022	At December 31, 2021
	(In thousands)
Recorded investment in TDRs:
Accrual status	$10,503	$12,402
Non-accrual status	483	3,570
Total recorded investment in TDRs	$10,986	$15,972

The Company granted one TDR loan of $180,078 and one TDR loan of $168,102 for the three months ended September 30, 2022 and September 30, 2021, respectively.

For the three months ended September 30, 2022 and September 30, 2021, TDRs, for which there was a payment default within twelve months of restructuring, totaled $0 and $232,072 for one loan, respectively.

The following table sets forth the delinquency status of total loans receivable as of September 30, 2022:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$615	$187	$230	$1,032	$241,206	$242,238	$230
Commercial and multi-family	2,245	356	757	3,358	2,160,962	2,164,320	-
Construction	-	-	3,180	3,180	149,923	153,103	-
Commercial business(1)	885	47	1,578	2,510	203,151	205,661	-
Home equity(2)	199	-	-	199	55,865	56,064	-
Consumer		-	-	-	2,545	2,545	-
Total	$3,944	$590	$5,745	$10,279	$2,813,652	$2,823,931	$230

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

Note 7 - Loans Receivable and Allowance for Loan Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at September 30, 2022 and December 31, 2021, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of September 30, 2022, and December 31, 2021, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans, loans 90 days past due and still accruing, or loans that were previously 90 days past due which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the loan. There were $230,000 at September 30, 2022 and $3.8 million at December 31, 2021 in nonaccrual loans that were less than ninety days past due. Nonaccrual loans do not include loans acquired with deteriorated credit quality which were recorded at their fair value at acquisition and totaled $0 at September 30, 2022 and $670,000 at December 31, 2021.

	As of September 30, 2022	As of December 31, 2021
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$263	$282
Commercial and multi-family	757	8,601
Construction	3,180	2,847
Commercial business(1)	4,305	3,132
Home equity(2)	-	27

Total	$8,505	$14,889

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 would have been approximately $842,000 and $1.3 million, respectively.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention and substandard within the Company’s internal risk rating system as of September 30, 2022 (in thousands). As of September 30, 2022, the Company had no loans with the classified rating of doubtful or loss.

	Pass	Special Mention	Substandard	Total

Residential one-to-four family	$241,324	$485	$429	$242,238
Commercial and multi-family	2,122,215	20,064	22,041	2,164,320
Construction	149,923	-	3,180	153,103
Commercial business(1)	196,583	4,760	4,318	205,661
Home equity(2)	55,803	49	212	56,064
Consumer	2,545	-	-	2,545

Total Gross Loans	$2,768,393	$25,358	$30,180	$2,823,931

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

Note 8 – Stockholders’ Equity

On September 23, 2022, the company closed a round of private placement of Series I Noncumulative Perpetual Stock, par value $0.01 per share (the “Series I Preferred Stock”), resulting in gross proceeds of $4,440,000 for 444 shares.

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

Note 9 – Bank Owned Life Insurance

The Bank purchased an additional $8.5 million of bank owned life insurance (“BOLI”) in January, 2021. BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At September 30, 2022 the Bank had $71.1 million in BOLI. BOLI is accounted for using the cash surrender value method and is recorded at its net realizable value.

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

The Company believes that the fair values of its goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at September 30, 2022.

Amortization expense of the core deposit intangibles was $12,000 and $37,000 for the three and nine months ended September 30, 2022, respectively, and $14,000 and $43,000 for the three and nine months ended September 30, 2021. The unamortized balance of the core deposit intangibles and the amount of goodwill at September 30, 2022 was $141,000 and $5.2 million, respectively. The unamortized balance of the core deposits intangibles and the amount of goodwill at September 30, 2021 was $191,000 and $5.3 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2022:
Securities
Debt Securities Available for Sale	$92,751	$-	$92,751	$-
Marketable Equities	$18,408	$18,408	$-	$-
Total Securities	$111,159	$18,408	$92,751	$-

As of December 31, 2021:
Securities
Debt Securities Available for Sale	$85,186	$-	$85,186	$-
Marketable Equities	$25,187	$25,187	$-	$-
Total Securities	$110,373	$25,187	$85,186	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended September 30, 2022 and 2021.

There were no liabilities measured at fair value on a recurring basis at September 30, 2022 or December 31, 2021.

Assets that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2022
Impaired Loans	$4,900	$-	$-	$4,900
Other real estate owned	$75	$-	$-	$75

As of December 31, 2021:
Impaired Loans	$14,796	$-	$-	$14,796
Other real estate owned	$75	$-	$-	$75

There were no liabilities measured at fair value on a recurring basis at September 30, 2022 or December 31, 2021.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2022 and December 31, 2021 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
September 30, 2022:
Impaired Loans	$4,900	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2021:
Impaired Loans	$14,796	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2022 and December 31, 2021.

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

Note 11 – Fair Values of Financial Instruments (Continued)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2022 and December 31, 2021 consisted of the loan balances of $9.1 million net of a valuation allowance of $4.2 million and $22.6 million net of a valuation of loan allowance of $7.8 million, respectively.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$221,024	$221,024	$221,024	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	92,751	92,751	-	92,751	-
Equity investments	18,408	18,408	18,408	-	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	2,787,015	2,604,820	-	-	2,604,820
FHLB of New York stock, at cost	12,388	12,388	-	12,388	-
Accrued interest receivable	11,093	11,093	-	11,093	-

Financial liabilities:
Deposits	2,712,946	2,400,813	1,749,373	651,440	-
Borrowings	212,123	206,426	-	206,426	-
Subordinated debentures	37,450	40,502	-	40,502	-
Accrued interest payable	837	837	-	837	-

	As of December 31, 2021

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$411,629	$411,629	$411,629	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	85,186	85,186	-	85,186	-
Equity investments	25,187	25,187	25,187	-	-
Loans held for sale	952	952	-	952	-
Loans receivable, net	2,304,942	2,313,204	-	-	2,313,204
FHLB of New York stock, at cost	6,084	6,084	-	6,084	-
Accrued interest receivable	9,183	9,183	-	9,183	-

Financial liabilities:
Deposits	2,561,402	2,520,191	1,881,121	639,070	-
Debt	71,711	71,214	-	71,214	-
Subordinated debentures	37,275	45,020	-	45,020	-
Accrued interest payable	1,051	1,051	-	1,051	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a 10-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital is used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $174,000 and $349,000 at September 30, 2022 and December 31, 2021, respectively.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating lease expense	$964	$917	$2,804	$2,801
Variable lease expense-operating leases	$258	$236	$734	$726

	At September 30, 2022	At December 31, 2021
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$11,785	$12,457

Current liabilities	$3,033	$3,296
Operating lease liabilities (noncurrent portion)	9,963	10,529
Imputed Interest	(894)	(1,073)
Total operating lease liabilities	$12,102	$12,752

The weighted average remaining lease term for operating leases at September 30, 2022 and December 31, 2021 was 5.63 years and 5.99 years, respectively. The weighted average discount rate for operating leases at September 30, 2022 and December 31, 2021 was 2.39 percent and 2.60 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at September 30, 2022 and December 31, 2021 (in thousands):

Maturities of lease liabilities:
	At September 30, 2022	At December 31, 2021
	Operating Leases	Operating Leases
One year or less	$3,033	$3,296
Over one year through three years	4,544	4,455
Over three years through five years	3,082	3,012
Over five years	2,337	3,062
Gross Operating Lease Liabilities	$12,996	$13,825
Imputed Interest	(894)	(1,073)
Total Operating Lease Liabilities	$12,102	$12,752

Note 14 – Subsequent Events

On October 11, 2022, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on November 1, 2022 with a payment date of November 15, 2022.

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2022, we had approximately $3.266 billion in consolidated assets, $2.713 billion in deposits and $282.7 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2022, the Bank operated through 28 branches in Bayonne, Carteret, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At September 30, 2022, the Company considers the allowance for credit losses to be its critical accounting estimate.

See further discussion of this critical accounting estimate in our Annual Report on Form 10-K for the year ended December 31, 2021.

Financial Condition

Total assets increased by $298.1 million, or 10.0 percent, to $3.266 billion at September 30, 2022, from $2.968 billion at December 31, 2021. The increase in total assets was mainly related to increases in total loans partially offset by decreases in cash and cash equivalents.

Total cash and cash equivalents decreased by $190.6 million, or 46.3 percent, to $221.0 million at September 30, 2022, from $411.6 million at December 31, 2021. This decrease was primarily due to an increase in loans, partly offset by an increase in deposits.

Loans receivable, gross, increased by $479.9 million, or 20.5 percent, to $2.824 billion at September 30, 2022, from $2.344 billion at December 31, 2021. Total loan increases for the first nine months of 2022 included increases of $444.1 million in commercial real estate and multi-family loans, $17.7 million in residential one-to-four family loans, $14.5 million in commercial business loans, and $5.6 million in home equity loans, partly offset by decreases of $1.2 million in consumer loans, and $801,000 in construction loans. The allowance for loan losses decreased $3.9 million to $33.2 million, or 390.3 percent of non-accruing loans and 1.18 percent of gross loans, at September 30, 2022, as compared to an allowance for loan losses of $37.1 million, or 249.3 percent of non-accruing loans and 1.58 percent of gross loans, at December 31, 2021.

Total investment securities increased by $786,000, or 0.7 percent, to $111.2 million at September 30, 2022, from $110.4 million at December 31, 2021, due to purchases of $26.9 million, partly offset by sales of $1.2 million and repayments, calls and maturities.

Deposit liabilities increased by $151.5 million, or 5.9 percent, to $2.713 billion at September 30, 2022, from $2.561 billion at December 31, 2021. Total increases for the nine months ended September 30, 2022, included $57.7 million in NOW deposit accounts, $33.2 million in money market checking accounts, $29.2 million in certificates of deposit, including listing service and brokered deposit accounts, $22.2 million in non-interest-bearing deposit accounts, and $9.1 million in savings and club accounts. The weighted average interest rate of certificates of deposit was 0.70 percent at September 30, 2022 and 0.72 percent at December 31, 2021.

Debt obligations increased by $140.6 million to $249.6 million at September 30, 2022, from $109.0 million at December 31, 2021, and consisted of both Federal Home Loan Bank (“FHLB”) borrowings and subordinated debt balances. The increase in debt obligations related to short-term FHLB borrowings. The weighted average interest rate of FHLB advances was 2.63 percent at September 30, 2022, and 1.39 percent at December 31, 2021. The fixed interest rate of our subordinated debt balances was 5.625 percent at September 30, 2022, and at December 31, 2021.

Stockholders’ equity increased by $8.7 million, or 3.2 percent, to $282.7 million at September 30, 2022, from $274.0 million at December 31, 2021. The increase was primarily attributable to an increase in retained earnings of $24.7 million, or 30.5 percent, to $105.9 million at September 30, 2022, from $81.2 million at December 31, 2021, related to the net effect of net income less dividends paid for the nine months ended September 30, 2022. The increase was partly offset by a decrease of $7.9 million in additional paid-in-capital for preferred stock, an increase in accumulated other comprehensive losses of $7.3 million, and an increase in treasury stock of $2.0 million. The decrease in additional paid-in-capital for preferred stock was primarily related to the redemption of $9.4 million of the Company’s then-outstanding Series D 4.5 percent preferred stock and $5.3 million of the Company’s then-outstanding Series G 6.0 percent preferred stock, partially offset by the issuance of $6.8 million of Series I 3.0 percent preferred stock. The decrease in accumulated other comprehensive income over the prior year was based upon the increase in market rates generally compared to the yield on the Company’s available-for-sale debt securities.

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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,699,093	$32,302	4.79%	$2,340,690	$26,922	4.60%
Investment securities (6)	112,172	1,276	4.55%	105,595	973	3.69%
FHLB Stock and other interest earning assets	153,705	822	2.14%	402,618	249	0.25%
Total interest-earning assets	2,964,970	34,400	4.64%	2,848,903	28,144	3.95%
Non-interest-earning assets	106,750			105,399
Total assets	$3,071,720			$2,954,302
Interest-bearing liabilities:
Interest-bearing demand accounts	$774,871	$707	0.36%	$638,812	$648	0.41%
Money market accounts	353,821	462	0.52%	344,142	411	0.48%
Savings accounts	343,515	113	0.13%	321,783	131	0.16%
Certificates of Deposit	545,293	1,087	0.80%	674,558	1,344	0.80%
Total interest-bearing deposits	2,017,500	2,369	0.47%	1,979,295	2,534	0.51%
Borrowed funds	138,314	1,080	3.12%	163,814	997	2.43%
Total interest-bearing liabilities	2,155,814	3,449	0.64%	2,143,109	3,531	0.66%
Non-interest-bearing liabilities	640,102			551,938
Total liabilities	2,795,916			2,695,047
Stockholders' equity	275,804			259,255
Total liabilities and stockholders' equity	$3,071,720			$2,954,302
Net interest income		$30,951			$24,613
Net interest rate spread(1)			4.00%			3.29%
Net interest margin(2)			4.18%			3.46%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for loan losses.

(5)Includes non-accrual loans which are immaterial to the yield.

(6)Includes Federal Home Loan Bank of New York Stock

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,521,375	$87,404	4.62%	$2,336,950	$80,673	4.60%
Investment securities (6)	109,422	3,369	4.11%	108,492	2,877	3.54%
FHLB Stock and other interest earning assets	314,024	1,812	0.77%	330,500	673	0.27%
Total Interest-earning assets	2,944,821	92,585	4.19%	2,775,942	84,223	4.05%
Non-interest-earning assets	105,368			107,319
Total assets	$3,050,189			$2,883,261
Interest-bearing liabilities:
Interest-bearing demand accounts	$759,307	$1,674	0.29%	$627,193	$2,108	0.47%
Money market accounts	351,846	1,199	0.45%	332,489	1,299	0.54%
Savings accounts	342,199	331	0.13%	313,315	376	0.16%
Certificates of Deposit	573,951	2,916	0.68%	677,868	4,975	1.07%
Total interest-bearing deposits	2,027,303	6,120	0.40%	1,950,865	8,758	0.64%
Borrowed funds	119,059	2,701	3.02%	179,913	3,226	2.39%
Total interest-bearing liabilities	2,146,362	8,821	0.55%	2,130,778	11,984	0.75%
Non-interest-bearing liabilities	631,097			497,358
Total liabilities	2,777,459			2,628,136
Stockholders' equity	272,730			255,125
Total liabilities and stockholders' equity	$3,050,189			$2,883,261
Net interest income		$83,764			$72,239
Net interest rate spread(1)			3.64%			3.30%
Net interest margin(2)			3.79%			3.47%

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

(6)Includes Federal Home Loan Bank of New York Stock

Results of Operations comparison for the Three Months September 30, 2022 and 2021

Net interest income increased by $6.3 million, or 25.8 percent, to $30.9 million for the third quarter of 2022, from $24.6 million for the third quarter of 2021. The increase in net interest income resulted from a $6.3 million increase in interest income as well as a decrease of $82,000 in interest expense.

Interest income increased by $6.3 million, or 22.2 percent, to $34.4 million for the third quarter of 2022, from $28.1 million for the third quarter of 2021. The average balance of interest-earning assets increased $116.1 million, or 4.1 percent, to $2.965 billion for the third quarter of 2022, from $2.849 billion for the third quarter of 2021, while the average yield increased 69 basis points to 4.64 percent for the third quarter of 2022, from 3.95 percent for the third quarter of 2021. The increase in the average balance of interest-earning assets mainly related to an increase in the Company’s level of average loans receivable for the third quarter of 2022, as compared to the third quarter of 2021.

The increase in interest income mainly related to an increase in the average balance of loans receivable of $358.4 million to $2.699 billion for the third quarter of 2022, from $2.341 billion for the third quarter of 2021. The increase in the average balance of loans receivable was the result of the strength of the Company’s loan pipeline. Interest income on loans also included $314,000 of amortization of purchase credit fair value adjustments for the third quarter of 2022 related to a prior acquisition, which added approximately four basis points to the average yield on interest earning assets.

Interest expense decreased by $82,000, or 2.3 percent, to $3.4 million for the third quarter of 2022, from $3.5 million for the third quarter of 2021. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 2 basis points to 0.64 percent for the third quarter of 2022, from 0.66 percent for the third quarter of 2021, partly offset by an increase in the average balance of interest-bearing liabilities of $12.7 million, or 0.6 percent, to $2.156 billion for the third quarter of 2022, from $2.143 billion for the third quarter of 2021. The decrease in the average cost of funds primarily resulted from the Company’s focus on managing funding costs.

Net interest margin was 4.18 percent for the third quarter of 2022, compared to 3.46 percent for the third quarter of 2021. The increase in the net interest margin was largely the result of an increase in the average volume and average yield on loans receivable. and to a much lesser extent to a decrease in funding costs, partly offset by an increase in the average balance of interest-bearing liabilities.

The Company’s overall asset quality is trending favorably with continued reduction in non-accrual loans.  A review of the existing level of loan loss reserves and the asset quality resulted in no provision for loan losses for the third quarter of 2022. This compared to a $680,000 provision for loan losses during the third quarter of 2021. During the third quarter of 2022, the Company experienced $918,000 in net charge-offs compared to net recoveries of $4,000 for the third quarter of 2021. The Bank had non-accrual loans totaling $8.5 million, or 0.30 percent of gross loans at September 30, 2022, as compared to $20.7 million, or 0.89 percent of gross loans at September 30, 2021. The allowance for loan losses was $33.2 million, or 1.18 percent of gross loans at September 30, 2022, and $38.2 million, or 1.64 percent of gross loans at September 30, 2021.

Noninterest income increased by $129,000, or 9.8 percent, to $1.4 million for the third quarter of 2022, from $1.3 million in income for the third quarter of 2021. The increase in total noninterest income was mainly related to an increase in fees and service charges and other non-interest income, partly offset by an increase in the losses on equity securities, a decrease in BOLI income, and a decrease in the gain on the sale of loans. Fees and service charge income increased by $538,000, or 75.5 percent, to $1.3 million for the third quarter of 2022, compared to $713,000 for the third quarter of 2021. Fees and service charge income include revenue from loan servicing fees, ATM fees, and other customer account fees. The losses on equity securities for the third quarter of 2022 was $559,000 compared to $307,000 for the third quarter 2021. The increase in losses on equity securities was due to the rising rate environment.

Noninterest expense decreased by $75,000, or 0.6 percent, to $13.5 million for the third quarter of 2022, from $13.5 million for the third quarter of 2021. The decrease was mainly related to a decrease in occupancy and debt extinguishment expenses, as well as other non-interest expense. The Company recognized an expense of $337,000 for a loss on extinguishment of debt related to the prepayment of higher-cost FHLB borrowings in the third quarter of 2021. There was no comparable expense in the third quarter of 2022. The decrease in other non-interest expense mainly related to a decrease in loan-related legal expenses. Salaries and employee benefits expense increased by $433,000, or 6.7 percent, to $6.9 million for the third quarter of 2022, from $6.5 million for the third quarter of 2021. The increase mainly related to an increase in the number of fulltime equivalent employees to 301 for the third quarter of 2022, compared to 291 for the same period in 2021.

The income tax provision increased by $2.2 million, or 63.3 percent, to $5.6 million for the third quarter of 2022, from $3.4 million for the third quarter of 2021. The increase in the income tax provision was a result of higher taxable income for the third quarter of 2022, as compared with that same period for 2021. The consolidated effective tax rate for the third quarter of 2022 was 29.3 percent compared to 29.0 percent for the third quarter of 2021.

Results of Operations comparison for the Nine Months Ended September 30, 2022 and 2021

Net interest income increased by $11.5 million, or 16.0 percent, to $83.8 million for the first nine months of 2022, from $72.2 million for the first nine months of 2021. The increase in net interest income resulted from an increase of $8.4 million in total interest income as well as a decrease of $3.2 million in total interest expense.

Interest income increased by $8.4 million, or 9.9 percent, to $92.6 million for the first nine months of 2022, from $84.2 million for the first nine months of 2021. The average balance of interest-earning assets increased $168.9 million, or 6.1 percent, to $2.945 billion for the first nine months of 2022, from $2.776 billion for the first nine months of 2021, while the average yield increased 14 basis points to 4.19 percent for the first nine months of 2022, from 4.05 percent for the first nine months of 2021. The increase in the average balance of interest-earning assets mainly related to an increase in the Company’s level of average loans receivable for the first nine months of 2022, as compared to the first nine months of 2021.

The increase in interest income mainly related to an increase in the average balance of loans receivable of $184.4 million to $2.521 billion for the first nine months of 2022, from $2.337 billion for the first nine months of 2021. The increase in the average balance of loans receivable was the result of the strength of the Company’s loan pipeline. Interest income on loans for the first nine months of 2022 also included $622,000 of amortization of purchase credit fair value adjustments related to a prior acquisition, which added approximately three basis points to the average yield on interest earning assets.

Interest expense decreased by $3.2 million, or 26.4 percent, to $8.8 million for the first nine months of 2022, from $12.0 million for the first nine months of 2021. This decrease resulted primarily from a decrease in the average rate on interest-bearing liabilities of 4 basis points to 0.71 percent for the first nine months of 2022, from 0.75 percent for the first nine months of 2021, partly offset by an increase in the average balance of interest-bearing liabilities of $15.6 million, or 0.7 percent, to $2.146 billion for the first nine months of 2022, from $2.131 billion for the first nine months of 2021. The decrease in the average cost of funds primarily resulted the Company’s focus on managing funding costs.

Net interest margin was 3.79 percent for the first nine months of 2022, compared to 3.47 percent for the first nine months of 2021. The increase in the net interest margin compared to the first nine months of 2021 was the result of an increase in the average volume of loans receivable as well as a decrease in funding costs.

The Company recorded a credit to the provision for loan losses of $2.6 million for the first nine months of 2022, compared to a $4.8 million provision for loan losses for the first nine months of 2021. During the first nine months of 2022, the Company recorded $1.3 million in net charge offs compared to $323,000 in net charge offs for the first nine months of 2021.

Noninterest income decreased by $5.6 million, or 91.2 percent, to $533,000 for the first nine months of 2022, from $6.1 million for the first nine months of 2021. The decrease in total noninterest income was mainly related to an increase in the losses on equity securities, a lower gain on sales of loans, and a decrease in gains on the sale of premises, partly offset by an increase in fees and service charges. The losses on equity securities increased to $5.5 million for the first nine months of 2022, from losses of $4,000 for the first nine months of 2021. The losses on equity securities are due to market rate conditions. Gains on sales of loans decreased by $449,000, or 78.1 percent, to $126,000 for the first nine months of 2022, from $575,000 for the first nine months of 2021. Factors considered when deciding to sell loans include market conditions, demand, and the overall loan portfolio strategy. Gains on the sale of premises sold were $371,000 for the first nine months of 2021 with no comparable gain or loss for the first nine months of 2022. These decreases were partly offset by an $825,000 increase in fees and service charge income resulting from loan servicing income, ATM fees, and other customer account fees.

Noninterest expense decreased by $800,000, or 2.0 percent, to $39.5 million for the first nine months of 2022, from $40.3 million for the first nine months of 2021. The decrease was mainly related to a decrease in debt extinguishment expense and other non-interest expense. The Company recognized an expense of $1.1 million for a loss on extinguishment of debt related to the prepayment of higher-cost FHLB borrowings in the first nine months of 2021. There was no comparable expense in the first nine months of 2022. Salaries and employee benefits expense increased by $827,000, or 4.2 percent, to $20.4 million for the first nine months of 2022, from $19.6 million for the first nine months of 2021. The increase mainly related to payments made to the estate of a former officer of the Company who passed away in 2022, pursuant to the terms of his employment agreement, and normal compensation increases. The number of full-time equivalent employees for the first nine months of 2022 was 302 compared to 297 for the same period of 2021.

The income tax provision increased by $4.2 million, or 42.8 percent, to $13.9 million for the first nine months of 2022, from $9.7 million for the first nine months of 2021. The increase in the income tax provision was a result of higher taxable income for the first nine months of 2022, as compared with that same period for 2021. The consolidated effective tax rate for the first nine months of 2022 and 2021 was 29.3 percent.

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

The Company’s primary sources of funds to satisfy its objectives are net growth in deposits (primarily retail), principal and interest payments on loans and investment securities, proceeds from the sale of originated loans and FHLB and other borrowings. The scheduled amortization of loans is a predictable source of funds. Deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including unsecured overnight lines of credit and other collateralized borrowings from the FHLB and certain correspondent banks.

At September 30, 2022 and December 31, 2021, the Company had $40.0 million and $0 in overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $212.1 million at September 30, 2022 and $71.7 million at December 31, 2021. The average rate of FHLB advances was 2.63 percent at September 30, 2022 and 1.39 percent at December 31, 2021.

The Company had the ability at September 30, 2022 to obtain additional funding from the FHLB of up to $507.5 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $621.8 million at September 30, 2022. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of September 30, 2022, as well as wholesale borrowing capacity of over $800 million.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $33.3 million at September 30, 2022, which includes $174,000 remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The subordinated debentures have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term. From and including August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

The Company also has $4.1 million of mandatory redeemable Trust Preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month LIBOR plus 2.650 percent. The rate paid as of September 30, 2022 and 2021 was 6.177 percent and 2.770 percent, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

At September 30, 2022 and December 31, 2021, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of September 30, 2022:
Bank
Community Bank Leverage Ratio	$316,604	10.33%	$245,268	8.00%	275,927	9.00%

As of December 31, 2021:
Bank
Community Bank Leverage Ratio	$299,247	9.92%	$211,177	7.00%	$256,429	8.50%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of September 30, 2022, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors set forth under the Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information related to shares repurchased by the Company during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	19,113	16.99	19,113	134,750
August 1 - August 31, 2022	-	-	-	-
September 1 - September 30, 2022	52,400	17.31	52,400	82,350
Total	71,513	$17.23	71,513

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1

Employment Agreement between BCB Bancorp, Inc., BCB Community Bank and Thomas Coughlin, effective September 1, 2022 (Incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on September 29, 2022)

Exhibit 10.2	Amended and restated Employment Agreement between BCB Bancorp, Inc. and BCB Community Bank and Jawad Chaudhry, dated October 11, 2022

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation LinkBase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition LinkBase
Exhibit 101.LAB	XBRL Taxonomy Extension Label LinkBase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation LinkBase
Exhibit 104	Cover page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: November 3, 2022	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)