Form 10-K
period 2022-12-31
BCB BANCORP INC
filed 2023-03-09
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022.

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

If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2022, as reported by the Nasdaq Global Market, was approximately $255.3 million.

As of March 3, 2023, there were 16,941,267 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2023 Annual Meeting of Stockholders of the Registrant (Part III)

i

ii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of BCB Bancorp, Inc. and subsidiaries. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in this Annual Report on Form 10-K and in other documents filed with the Securities and Exchange Commission. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, changes in market interest rates, general economic conditions, legislation, and regulation; changes in monetary and fiscal policies of the United States Government, including policies of the United States Treasury and Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, loans, deposits and investment products in our local markets; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical and technological factors affecting the our operations, pricing and services, and those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as may be required by law.

BCB Bancorp, Inc.

BCB Bancorp, Inc. (individually referred to herein as the “Parent Company” and together with its subsidiaries, collectively referred to herein as the “Company”) is a New Jersey corporation established in 2003, and is the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is 1-(800)-680-6872 and our website is www.bcb.bank. Information on our website is not incorporated into this Annual Report on Form 10-K. At December 31, 2022 we had approximately $3.546 billion in consolidated assets, $2.812 billion in deposits and $291.3 million in consolidated stockholders’ equity. The Parent Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

Human Capital Resources

At December 31, 2022 we employed 301 full-time equivalent employees, all located in New Jersey and New York. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees. We strive to have a positive, collaborative culture that engages employees, as we believe engaged employees serve our customers well.

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

On an ongoing basis, we remain focused on promoting the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the employee portion of health care premiums to a minimum. We are committed to maintaining a work environment where every team member is treated with dignity and respect, free from the threat of discrimination and harassment.

We expect these same standards apply to all stakeholders, to our interactions with customers, vendors and independent contractors.

BCB Community Bank

The Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2022, the Bank operated at 27 locations in Bayonne, Edison, Hoboken, Fairfield, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Staten Island and Hicksville, New York, through executive offices located at 104-110 Avenue C, and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

On May 1, 2022, the Parent Company redeemed all 940 outstanding shares of its Series D 4.5% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $9.4 million.

On March 24, 2022, the Parent Company closed a round of private placement of the Series I Preferred Stock, resulting in gross proceeds of $2,620,000 for 260 shares.

On February 4, 2022, the Parent Company redeemed all 533 outstanding shares of its Series G 6.0% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $5.3 million.

On December 29, 2021, the Board of Directors of the Company implemented a defined benefit supplemental executive retirement plan (“SERP”) for the benefit of Thomas M. Coughlin, President and Chief Executive Officer of the Bank and the Company. The SERP provides supplemental nonqualified pension benefits to Mr. Coughlin in the form of a life annuity.

On December 21, 2021, the Parent Company closed a private placement of Series I Preferred Stock, resulting in gross proceeds of $3,200,000 for 320 shares.

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

Strengthening our balance sheet. For the year ended December 31, 2022, our return on average equity was 16.99 percent and our return on average assets was 1.46 percent. Our earnings per diluted share was $2.58 for the year ended December 31, 2022 compared to $1.92 for the year ended December 31, 2021. Management remains committed to strengthening the Company’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer. Additionally, the Company is very focused on operating with stable liquidity and capital positions and maintaining robust asset quality as the industry continues to face challenges from an uncertain macroeconomic environment.

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

Our Market Area

We are located in Bayonne, Jersey City and Hoboken in Hudson County, Edison, Monroe Township, Plainsboro and Woodbridge in Middlesex County, Lyndhurst, River Edge, and Rutherford in Bergen County and Fairfield, Maplewood, Newark, and South Orange in Essex County, Holmdel in Monmouth County, Parsippany in Morris County, and Union in Union County, New Jersey. The Bank also operates two branches in Staten Island, New York and one in Hicksville, New York. The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area. These areas are all considered “bedroom” or “commuter” communities to Manhattan. Our market area is well-served by a network of arterial roadways, including Route 440 and the New Jersey Turnpike.

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

Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2022. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	After 5 Years through 15 Years	After 15 Years	Total
	(In Thousands)
Residential One-to-four family	$20	$1,726	$33,448	$214,929	$250,123
Construction	77,440	63,154	-	4,337	144,931
Commercial business(1)	49,634	150,044	70,209	12,120	282,007
Commercial and multi-family	102,608	449,248	426,305	1,367,068	2,345,229
Home equity(2)	990	1,890	10,827	43,181	56,888
Consumer	447	2,336	451	6	3,240
Total amount due	$231,139	$668,398	$541,240	$1,641,641	$3,082,418

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2022 that are due after December 31, 2023, and have fixed interest rates or that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Residential One-to-four family	$169,878	$80,225	$250,103
Construction	22,305	45,186	67,491
Commercial business(1)	108,660	123,713	232,373
Commercial and multi-family	546,783	1,695,838	2,242,621
Home equity(2)	12,383	43,515	55,898
Consumer	2,793	-	2,793
Total amount due	$862,802	$1,988,477	$2,851,279

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings, retail stores, shopping centers, warehouses, and other non-residential buildings. Loans secured by multi-family properties contain five or more residential units. Generally, the Bank offers fully amortizing loans on both property types at loan amounts up to 75 percent of the appraised value of the property. Both commercial and multi-family real estate loans are generally made at rates that adjust above the Federal Home Loan Bank of New York interest rate, with terms of up to 30 years. In addition, the Bank offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. As of December 31, 2022, the Bank’s largest commercial real estate loan had an outstanding principal balance of $40.0 million. This loan is secured by various properties located in Jersey City, NJ. This loan is performing in accordance with its terms at December 31, 2022.

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

Construction Loans. The Bank offers loans to finance the construction of various types of commercial and residential properties. Generally, construction loans are offered with terms of up to thirty months, with adjustable interest rates tied to a margin above Prime Rate. Customarily, the Bank originates loans on projects which have all necessary permits in place to the Bank’s satisfaction. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the project, provided compliance with conditions set forth at loan approval. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2022, the Bank’s largest construction loan has a borrowing capacity of $24.9 million, of which $14.5 million has been disbursed. This loan is performing in accordance with its terms at December 31, 2022.

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

Commercial Business Loans. The Bank offers a variety of commercial business loans in the form of either lines of credit or fully amortizing term loans. Lines of credit (LOCs) are typically utilized for working capital purposes. LOCs are either revolving or non-revolving and provide loan terms between one and three years. LOC repayment is generally interest only with adjustable interest rates tied to a margin above Prime Rate. Term loans are typically utilized for the purchase of a business or equipment for a business, and carry fully amortizing terms between five and twenty-five years. Term loan interest rates are adjustable and tied to a margin above the Federal Home Loan Bank of New York rate. Commercial business loans are underwritten based upon the borrower’s ability to service such debt from income. These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. Depending on the circumstances, a commercial business loan may be secured by equipment, accounts receivable, inventory, chattel or other assets. As of December 31, 2022, the Bank’s largest commercial business loan has an outstanding balance of $25.9 million and is collateralized by 2nd mortgages on various franchises. This loan is performing in accordance with its terms at December 31, 2022.

Commercial business loans generally have higher rates and shorter terms than one-to-four family residential loans, but may also involve higher average balances and a higher risk of default, as their repayment generally depends on the success of the borrower’s business.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”). Amongst other characteristics, SBA borrowers are often sound businesses, but may have a smaller amount of equity funds to invest in their businesses, may be at an emergent stage of business development, or have other characteristics that may make them ineligible for conventional bank loans. There is a well-developed market for the sale of the guaranteed portion of SBA 7(a) loans. As of December 31, 2022, the Bank’s largest SBA loan is a construction loan secured by a gym located in Marlboro, NJ. The loan has a borrowing capacity of $4.6 million of which $4.3 million is outstanding. This loan is performing in accordance with its terms at December 31, 2022.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas. Generally, we originate residential mortgage loans up to 80 percent loan-to-value at a maximum loan amount of $2.5 million and 75 percent loan-to-value at a maximum loan amount of $5.0 million for primary residences. The loan-to-value ratio is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan-to-value ratios up to 90 percent, provided the borrower obtains private mortgage insurance approval. We originate both fixed and adjustable rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30-year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2.0 percent above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long-term fixed and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income. During 2022, loans totaling approximately $6.9 million were sold in the secondary market and gains of approximately $129,000 were recognized from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit. The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence or an investment property. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity lines of credit are offered with terms up to 30 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten utilizing the same criteria used to underwrite one-to-four family residential loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80 percent in a first lien position. At December 31, 2022, the outstanding and committed balances of home equity loans and lines of credit totaled $56.9 million and $45.2 million, respectively.

Consumer Loans. The Bank makes secured passbook, automobile and, on occasion, unsecured consumer loans. Consumer loans generally have terms between one and five years. They generally are made on a fixed rate basis, fully-amortizing.

Loan Approval Authority and Underwriting. The Bank’s Lending Policy has established lending limits for executive management. Two senior officers have the authority to approve loan requests up to $3.0 million (Level 1).  Two officers with authority, one designated senior officer and one executive officer (CEO, CLO, and/or COO), have authority to approve loan requests greater than $3.0 million (Level 2).  Loan requests greater than $20.0 million, with certain policy exceptions, Level 3 authorization is required.  Level 3 requires Level 2 signatures plus a majority of the Bank’s Loan Committee Members. Deviation of 5 basis points or less from Policy DSCR and/or LTV calculations (regardless of single credit or exposure amount), may be approved at the discretion of management. Loans approved by the Loan Committee shall be presented to the Board of Directors for ratification in a timely manner.

The Bank will customarily begin its underwriting analysis of a loan request upon receipt of a completed loan application, and all appropriate financial information from a prospective borrower. Property valuations or appraisals are required for all real estate collateralized loans. Appraisals are prepared by a state certified independent appraiser approved by the Bank Board of Directors.

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2022, our outstanding loan origination commitments totaled $165.6 million, standby letters of credit totaled $3.7 million, undisbursed construction funds totaled $96.9 million, and undisbursed lines of credit funds totaled $219.0 million.

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

Non-Accrual Status. Loans are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on non-accrual status, the accrual of interest income is discontinued until the loan has been returned to accrual status.  At December 31, 2022, the Bank had $5.1 million in non-accruing loans. The largest exposure of non-performing loans was a construction loan with an outstanding principal balance of approximately $3.2 million fully collateralized by a restaurant in Keansburg and 3 residential properties in New Jersey.

As of December 31, 2022, non-accrual loans differed from the amount of total loans past due greater than 90 days due to TDRs or loans that were previously 90 days past due both of which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

Impairment Status. A loan is considered impaired when it is probable the borrower will not repay the loan according to the contractual terms of the loan agreement. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, modified under Section 4013 of the Cares Act, part of our special residential program, in the process of foreclosure, or a forced Bankruptcy plan. We have determined that an insignificant delay (less than 90 days) will not cause a loan to be classified as impaired if we expect to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. We independently evaluate all loans identified as impaired. We estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment will be derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when we determine a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is applied to principal. At December 31, 2022, we had 68 loans with carrying balance totaling $ 28.3 million which are classified as impaired and on which loan loss allowances totaling $2.8 million have been established.

Troubled Debt Restructuring. A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions to a borrower to meet the needs of both the borrower and the Bank to maximize the ultimate recovery of a loan. A TDR occurs when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted generally included, but were not limited to, interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. The total troubled debt restructured loans were $11.0 million at December 31, 2022, of which $10.6 million were classified as accruing and $399,000 were classified as non-accrual. All TDRs are considered impaired.

The Bank had allocated $231,000 and $409,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2022, and December 31, 2021, respectively.

If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

Criticized and Classified Loans. The Bank’s Lending Policy contains an internal rating system which evaluates the overall risk of a problem loan. When a loan is classified and determined to be impaired, the Bank may establish specific allowances for loan losses. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 2022, the Bank reported $17.8 million in classified assets.

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

•The effect of any concentrations of credit and the changes in the level of such concentrations; and,

•Other external factors.

The methodology includes the segregation of the loan portfolio into two divisions: performing loans and loans determined to be impaired. Loans which are performing are evaluated homogeneously by loan class or loan type. The allowance for performing loans is evaluated based on historical loan loss experience with an adjustment for the qualitative factors listed above. Impaired loans can be loans which are more than 90 days delinquent, troubled debt restructured, in the process of foreclosure, or a forced bankruptcy plan. These loans are individually evaluated for loan loss either by current appraisal, or net present value of expected cash flows. Management reviews the overall estimate for feasibility and bases the loan loss provision accordingly. During 2022 and 2021, additional stress tests were performed to model a potential collateral deficiency on those loans that are in sectors that have demonstrated a weakness in the current COVID environment. These stress tests supported an additional allowance by estimating probable losses for loans in sectors that were specifically challenged in the pandemic condition.

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

Purchase Credit-Impaired (“PCI”) loans are loans acquired at a discount, due in part to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are initially recorded at fair value. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require an evaluation to determine the need for an allowance for credit losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which is then reclassified as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The evaluation of the amount of future cash flows that is expected to be collected is performed in a similar manner as that used to determine our allowance for credit losses. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. The carrying value of our PCI loans, which were acquired in our acquisition of IA Bancorp, Inc. (“IAB”) in April 2018 was $800,000 at December 31, 2022 and $1.0 million at December 31, 2021.

Allocation of the Allowance for Loan Losses. The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	December 31,
	2022		2021
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Residential one-to-four family	$2,474	8.11%	$4,094	9.58%
Commercial and Multi-family	21,749	76.08	22,065	73.39
Construction	2,094	4.70	2,231	6.57
Commercial business(1)	5,367	9.15	8,000	8.15
Home equity(2)	485	1.85	533	2.15
Consumer	24	0.11	14	0.16
Unallocated	180	-	182	-
Total	$32,373	100.00%	$37,119	100.00%

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

	Years Ended December 31,
	2022	2021

Allowance for loan losses to total loans outstanding	1.05%	1.58%
Allowance for loan losses	$32,373	$37,119
Total loans outstanding	$3,077,704	$2,342,061

Nonaccrual loans to total loans outstanding	0.17%	0.64%
Nonaccrual loans	$5,109	$14,889
Total loans outstanding	$3,077,704	$2,342,061

Allowance for loan losses to nonaccrual loans	633.65%	249.30%
Allowance for loan losses	$32,373	$37,119
Nonaccrual loans	$5,109	$14,889

Net charge-offs (recovery) during the period to daily average loans outstanding

Residential one-to-four family	0.01%	0.02%
Net charge-off (recovery) during the period	(23)	42
Average amount outstanding	$232,916	$228,478

Commercial and multi-family	-%	-%
Net charge-off (recovery) during the period	-	-
Average amount outstanding	$1,981,862	$1,725,947

Construction	-%	-%
Net charge-off (recovery) during the period	-	-
Average amount outstanding	$147,411	$145,649

Commercial business (1)	(0.91)%	0.12%
Net charge-off (recovery) during the period	1,904	202
Average amount outstanding	$208,996	$172,816

Home equity (2)	0.02%	(0.13)%
Net charge-off (recovery) during the period	(12)	(67)
Average amount outstanding	$53,038	$53,495

Consumer	7.96%	14.18%
Net charge-off (recovery) during the period	(198)	198
Average amount outstanding	$2,487	$1,396

Total Loans	(0.06)%	0.02%
Net charge-off (recovery) during the period	1,671	375
Average amount outstanding	$2,626,710	$2,327,781

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

As of December 31, 2022, there were no securities classified as held-to-maturity. We had $91.7 million in securities classified as available for sale, $17.7 million in equity investments, and no securities classified as trading. Securities classified as available for sale were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of debt securities classified as held-to-maturity or available-for-sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2022, management concluded that all unrealized losses were temporary in nature since they were related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Bank has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

As of December 31, 2022, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; (iv) municipal obligations; (v) equity securities (including preferred stock); (vi) certificates of deposit; and (vii) corporate debt (including subordinated debt). The Board of Directors may authorize additional investments.

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

Maturities and yields of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2022 by final contractual maturity. Average yield calculation equals the investments estimated annual income divided by the amortized cost. The following table does not take into consideration the effects of scheduled repayments, the effects of possible prepayments, or equity investments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	December 31, 2022
	Within one year		More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield
	(Dollars in Thousands)
Municipal obligations	$-	-%	$-	-%	$-	-%	$3,997	5.00%	$3,991	$3,997	5.00%
Mortgage-backed securities	-	-	-	-	5,445	2.48	23,210	2.90	24,870	28,655	2.82
Corporate debt securities	7,321	5.13	-	-	59,629	5.24	-	-	62,854	66,950	5.22
Total Debt Securities	$7,321	5.13%	$-	-%	$65,074	5.01%	$27,207	3.21%	$91,715	$99,602	4.52%

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2022, we had $335.0 million in brokered certificate deposits and $35.0 million in brokered demand deposits. Reciprocal deposits are not considered brokered deposits under applicable regulations.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2022		2021
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)
Noninterest bearing accounts	-%	$613,910	-%	$588,207
Interest bearing checking	0.40	757,615	0.42	668,262
Savings and club accounts	0.13	329,752	0.16	329,724
Money market	0.66	305,556	0.50	337,126
Certificates of deposit	1.12	804,774	0.92	638,083
Total	0.61%	$2,811,607	0.56%	$2,561,402

__________

(1) Represents annual interest expense divided by daily average balance.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2022	2021
	(Dollars in Thousands)
Beginning of year	$2,561,402	$2,318,050
Net deposits	238,502	232,124
Interest credited on deposit accounts	11,703	11,228
Total increase in deposit accounts	250,205	243,352
Ending balance	$2,811,607	$2,561,402
Percent increase	9.77%	10.50%

Uninsured Deposits. The following table indicates the amount of uninsured deposits and the portion of uninsured time deposits in excess of FDIC insurance limits by time remaining until maturity.

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Uninsured deposits	$1,087,703	$1,055,945

Uninsured U.S. time deposits with
a maturity of:
3 months or less	$35,089	$38,355
Over 3 months through 6 months	26,826	27,639
Over 6 months through 12 months	67,584	101,221
Over 12 months	8,705	18,530
Total	$138,204	$185,745

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$219,120	27.23%	$580,002	90.90%
1.00% - 1.99%	45,228	5.62	23,305	3.65
2.00% - 2.99%	89,872	11.17	31,783	4.98
3.00% - 3.99%	206,496	25.66	2,993	0.47
4.00% - 4.99%	226,734	28.17	-	-
5.00% - 5.99%	17,324	2.15	-	-
Total	$804,774	100.00%	$638,083	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2022.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total
	(In Thousands)
Interest rate:
0.00% - 0.99%	$196,439	$16,060	$5,141.00	$1,480	$219,120
1.00% - 1.99%	40,384	3,583	1,261.00	-	45,228
2.00% - 2.99%	82,521	6,155	-	1,196	89,872
3.00% - 3.99%	203,418	2,429	352	297	206,496
4.00% - 4.99%	226,734	-	-	-	226,734
5.00% - 5.99%	17,324	-	-	-	17,324
Total	$766,820	$28,227	$6,754	$2,973	$804,774

Borrowings. The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLB. At December 31, 2022, the Bank’s total credit exposure cannot exceed 50 percent of its total assets, or $1.773 billion, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50 percent of total assets is recalculated each quarter. Additionally, at December 31, 2022 we had a floating rate junior subordinated debenture of $4.1 million which has been callable at the Bank’s option since June 17, 2009, and quarterly thereafter, and a fixed-to-floating rate 10-year subordinated debenture of $33.5 million.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2022	2021
	(Dollars in Thousands)
Balance at end of year	$60,000	$-
Average balance during year	$1,313	$48
Maximum outstanding at any month end	$87,000	$-
Weighted average interest rate at end of year	4.61%	-%
Average interest rate during year	3.13%	0.50%

Subsidiaries

We have three non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2022, this company held $109.4 million in securities. As a part of the merger with IAB in April, 2018, the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC, both of which were inactive at December 31, 2022.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are primarily intended to protect depositors and the deposit insurance funds, rather than to protect shareholders and creditors. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Parent Company or the Bank.

Set forth below is a summary of certain material regulatory requirements applicable to the Parent Company and the Bank. These and any other changes in applicable laws or regulations, whether by Congress or regulatory agencies, may have a material effect on the business and prospects of the Parent Company and the Bank.

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

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (i) exempting banks with less than $10.0 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1.0 billion to banks with $3.0 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish, for institutions under $10.0 billion in assets, a community bank leverage ratio (“CBLR”) at a percentage not less than 8.0 percent and not greater than 10.0 percent that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the Federal Reserve Board raised the asset threshold under its Small Bank Holding Company Policy Statement. Bank and savings and loan holding companies with total assets up to $3.0 billion are permitted to have debt levels higher than would be permitted for larger holding companies, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding that are registered with the Securities and Exchange Commission. The Company no longer meets the definition of a Small Bank Holding Company and the qualifications set forth in the “Regulatory Relief Act” at December 31, 2022 and will be subject to the larger company capital requirements at March 31, 2023.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was enacted, which provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 that were modified or deferred due to COVID-19 are not required to be deemed as TDRs under Generally Accepted Accounting Principles (“GAAP”) determination of a loan. These loans are subject to the Bank’s policies regarding accruing interest and the Bank is considering the loans within the overall allowance for loan loss analysis. Pursuant to the CARES Act, the federal banking regulators set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5 percent for the calendar year. As of January 1, 2022, the CBLR requirement returned to 9.0 percent. The CARES Act also authorized the SBA to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.0 percent and generally a term of two years, if not forgiven, in whole or in part. Payments were deferred for the first six months of the loan. The loans are 100.0 percent guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.0 percent to 5.0 percent, based on the size of the loan.

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

New Jersey Regulation. Under the New Jersey Banking Act, a company owning or controlling a bank is regulated as a bank holding company and must file certain reports with the Commissioner and is subject to examination by the Commissioner. Under the New Jersey Banking Act, as well as Federal law, no person may acquire control of the Company or the Bank without first obtaining approval of such acquisition of control from the Federal Reserve Board and the Commissioner.

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

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9.0 percent for institutions under $10.0 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5 percent for the calendar year. As of January 1, 2022, the CBLR requirement returned to 9.0 percent.

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

Cyber-security. Federal regulators have issued two related statements regarding cyber-security. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and ensure their risk management processes also address the risk posed by compromised client credentials, including security measures to reliably authenticate clients accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective controls and tools to monitor, block, and provide alerts regarding suspicious activity and to report on any suspected advanced persistent threats. We also offset cyber risk through internal training, testing of our employees, and we procure insurance to provide assistance on significant incidents and to offset potential liability.

We have not experienced a significant compromise, significant data loss, or any material financial losses related to cyber-security attacks. Risks and exposures related to cyber-security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of third-party service providers, internet banking, mobile banking, and other technology-based products and services by us and our clients.

Transactions with Affiliates

Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0 percent of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0 percent of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-

affiliates. The term “covered transaction” includes the making of loans, purchasing of assets, issuance of a guarantee, and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10.0 percent shareholders (“insiders”), as well as entities such person’s control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

Dividends

The primary source of cash to pay dividends to the Parent Company’s shareholders and to meet the Parent Company’s obligations is dividends paid to the Primary Company by the Bank. The Bank may pay dividends to the Parent Company as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

See the discussion above under “Bank Holding Company Regulation” for a description of the Federal Reserve Board’s policy on bank holding companies paying cash dividends. Under New Jersey law, corporations like the Parent Company may not pay dividends when insolvent.

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

Under the Exchange Act, the Company is required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ended December 31, 2022, the Company’s auditors are required to audit our internal control over financial reporting.

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

At December 31, 2022, $2.345 billion, or 76.08 percent, of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not cover losses in our loan portfolio at the date of the financial statements. Material additions to our allowance would materially decrease our net income. At December 31, 2022, our allowance for loan losses totaled $32.4 million, representing 1.05 percent of total loans or 633.6 percent of non-performing loans.

While we have only been operating for 22 years, we have experienced significant growth in our loan portfolio, particularly in loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

At December 31, 2022, we had $17.8 million in classified loans of which none were classified as doubtful or loss. We also had $18.9 million of loans that were classified as special mention. In addition, at that date we had $5.1 million in non-accruing loans, or 0.17 percent of total loans. We have adhered to stringent underwriting standards in the origination of our loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local or broader economy. Should our local or regional economy weaken, our asset quality may deteriorate resulting in losses to the Company.

The replacement of the LIBOR as a financial benchmark presents risks to the financial instruments issued or held by the Company.

The United Kingdom Financial Conduct Authority, which regulates the process for establishing LIBOR, announced that LIBOR will cease after June 30, 2023. The federal banking agencies required banks to cease entering into any new contract that uses LIBOR as a reference rate by no later than December 31, 2021. In addition, banks were encouraged to identify LIBOR-referencing contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts. Further, on March 15, 2022, Congress passed the Adjustable Interest Rate Act (the “AIR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law, (ii) will not mature before June 30, 2023, and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing the AIR Act that replaces references to LIBOR in financial contracts addressed by the AIR Act with certain Federal Reserve Board

-selected benchmark rates based on the Secured Overnight Finance Rate (SOFR).

The market transition away from LIBOR could have a range of effects on the Company’s business, financial condition, and results of operations and the Company is actively reviewing available alternatives to address these changes in the most effective manner.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses as the model is sensitive to the economic forecast and other key assumptions including but not limited to the estimation of probability of default rates, loss given default rates, and prepayment rates.

The Company will adopt the Current Expected Credit Loss methodology during the first quarter of 2023. The Company has engaged third-party vendors to assist in the development of a CECL model and to perform validation of our CECL model. The Company does not expect the adoption of CECL to have a material impact on regulatory capital and capital ratios.

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

Our common stock is traded on the NASDAQ under the symbol “BCBP.” Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, inflation, changing interest rates, and various other factors affecting the banking industry may have a significant impact on the market price of the shares of the common stock. Management cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

ECONOMIC RISKS

Inflation can have an adverse impact on the Company’s business and its customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the Federal Reserve has raised certain benchmark interest rates to combat inflation. As discussed above under CREDIT AND INTEREST RATE RISKS— Changes in interest rates could hurt our profits, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, all of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.

Events similar to the COVID-19 pandemic could adversely affect our business activities, financial condition, and results of operations.

The occurrence of events which adversely affect the global, national and regional economies, like the COVID-19 pandemic, may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us, including banking, borrowing and other financial transactions. A strong and stable economy at each of the local, federal and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control which disrupt the New Jersey, New York, United States and/or global economy may therefore negatively impact our business and financial condition. A public health crisis such as the COVID-19 pandemic is no exception, and its adverse health and economic effects may adversely impact our business and financial condition.

OPERATIONAL RISKS

Our deposit services for businesses in the state licensed cannabis industry could expose us to liabilities and regulatory compliance costs.

In 2014 we implemented specialized deposit services intended for a limited number of state-licensed medical-use cannabis business customers. Medical use cannabis, as well as recreational use businesses are legal in numerous states and the District of Columbia, including our primary markets of New Jersey and New York. However, such businesses are not legal at the federal level and marijuana remains a Schedule I drug under the Controlled Substances Act of 1970. In 2014, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) published guidelines for financial institutions servicing state legal cannabis businesses. We have implemented a comprehensive control framework that includes written policies and procedures related to the on-boarding of such businesses and the monitoring and maintenance of such business accounts that comports with the FinCEN guidance. Additionally, our policies call for due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed and maintains the license in good standing in the applicable state. Throughout the relationship, our policies call for continued monitoring of the business, including site visits, to determine if the business continues to meet our requirements, including maintenance of required licenses and calls for undertaking periodic financial reviews of the business. The Bank’s program originally was limited to offering depository products to medical cannabis businesses. Deposit transactions are monitored for compliance with the applicable state medical program rules and other regulations. In 2022, the Bank expanded its cannabis-related business offerings to some limited lending on real estate and deposit services to licensed recreational dispensaries. The Bank may offer additional banking products and services to such customers in the future.

While we believe our policies and procedures allow us to operate in compliance with the FinCEN guidelines, there can be no assurance that compliance with the FinCEN guidelines will protect us from federal prosecution or other regulatory sanctions. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position could potentially subject us to criminal prosecution and other regulatory sanctions. As a general matter, the medical and recreational cannabis business is considered high-risk, thus increasing the risk of a regulatory action against our BSA/AML program that has adverse consequences, including but not limited to, preventing us from undertaking mergers, acquisitions and other expansion activities.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2022, approximately 92.0 percent of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures, or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities, or investment advisory products or services. For the years ended December 31, 2022 and 2021, our net interest income was $113.9 million and $97.4 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. At December 31, 2022, the Bank had $335.0 million in brokered certificate deposits and $35 million in brokered demand deposits. One of the Bank’s sources for brokered deposits is the Certificate of Deposit Account Registry Service (“CDARS”). At December 31, 2022, the Bank has $3.6 million in CDARS reciprocal deposits and $4.1 million in Insured Cash Sweep or ICS network deposits. These amounts, are reciprocal and are not considered brokered deposits under recent regulatory reform.

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

Market developments, including unemployment, price levels, stock and bond volatility, and other changes due to world events, affect consumer confidence levels, economic activity and inflation. Changes in payment behaviors and payment rates may increase in delinquencies and default rates, which could affect our earnings and credit quality.

RISKS RELATED TO THE REGULATION OF OUR INDUSTRY

We are subject to stringent capital requirements, which may adversely impact our return on equity or constrain us from paying dividends or repurchasing shares.

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

In 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9.0 percent for institutions under $10.0 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the CARES

Act, the federal banking regulators set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5 percent for the calendar year. At January 1, 2022, the CBLR requirement returned to 9.0 percent. Pursuant to the “Regulatory Relief Act”, the Federal Reserve Board raised the asset threshold under its Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion for bank or savings and loan holding companies are permitted to have debt levels higher than would be permitted for larger holding companies, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. The Company no longer meets the definition of a Small Bank Holding Company and the qualifications set forth in the “Regulatory Relief Act” at December 31, 2022 and will be subject to the larger company capital requirements at March 31, 2023.

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

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 487.3 percent of our risk-based capital at December 31, 2022. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2022, the Bank conducted its business through an executive office, two administrative offices, and 28 branch offices. 13 offices have drive-up facilities. The Bank has 37 automatic teller machines at its branch facilities and three other off-site locations. The following table sets forth information relating to each of the Bank’s offices at December 31, 2022. The total net book value of the Bank’s premises and equipment at December 31, 2022 was $10.5 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C, Bayonne, New Jersey	2003	$2,249
Administrative and Other Offices
591-597 Avenue C, Bayonne, New Jersey	2010	51	(1)
27 West 18th Street, Bayonne, New Jersey	2014	197	(1)
Branch Offices
860 Broadway, Bayonne, New Jersey	2000	544	(1)
510 Broadway, Bayonne, New Jersey	2003	24	(1)
401 Washington Street, Hoboken, New Jersey	2010	124	(1)
987 Broadway, Bayonne, New Jersey	2010	-	(1)
473 Spotswood Englishtown Rd., Monroe Township, New Jersey	2010	114	(1)
611 Avenue C, Bayonne, New Jersey	2010	6	(1)
181 Avenue A, Bayonne, New Jersey	2010	2,040
211 Washington St., Jersey City, New Jersey	2010	-	(1)
200 Valley Street, South Orange, New Jersey	2011	957
378 Amboy Road, Woodbridge, New Jersey	2019	149	(1)
165 Passaic Avenue, Fairfield, New Jersey	2014	-	(1)
354 New Dorp Lane, Staten Island, New York	2015	-	(1)
190 Park Avenue, Rutherford, New Jersey	2015	85	(1)
1500 Forest Avenue, Staten Island, New York	2016	735	(1)
626 Laurel Avenue, Holmdel, New Jersey	2016	10	(1)
734 Ridge Road, Lyndhurst, New Jersey	2016	88	(1)
803 Roosevelt Avenue, Carteret, New Jersey	2016	-	(1)
2000 Morris Avenue, Union, New Jersey	2016	49	(1)
155 Maplewood Avenue, Maplewood, New Jersey	2018	381	(1)
1630 Oak Tree Road, Edison, New Jersey	2018	388	(1)
1452 Route 46 West, Parsippany, New Jersey	2018	160	(1)
781 Newark Avenue, Jersey City, New Jersey	2018	10	(1)
70 Broadway, Hicksville, New York	2018	11	(1)
10 Schalks Crossing Road, Plainsboro, New Jersey	2018	149	(1)
876 Kinderkamack Road, River Edge, New Jersey	2019	98	(1)
1100 Washington Street, Hoboken, New Jersey	2019	228	(1)
269 Ferry Street, Newark, New Jersey	2020	379	(1)

Net book value of properties		9,226
Net book value of furnishings and equipment		1,282	(2)
Total premises and equipment		$10,508

(1)Leased property

(2)Includes off-site ATMs

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2022, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”

Stockholders.

At March 1, 2023, the Company had approximately 5,000 stockholders of record.

Recent Sales of Unregistered Securities

None.

Dividends

The Company has declared and paid cash dividends of $0.16 in each quarter for the year ended December 31, 2022. The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

Issuer Purchases of Equity Securities

On December 11, 2020, the Company issued a press release announcing the adoption of a new stock repurchase program, effective December 16, 2020. Under the stock repurchase program, management is authorized to repurchase up to 500,000 shares of the Company’s common stock. On October 17, 2022, the Company issued a press release announcing an amendment to its stock repurchase program. The amendment to the stock repurchase program increased the number of shares yet to be repurchased from 82,350 shares to a total number of 500,000 shares. The Company repurchased 198,976 shares during the year ended December 31, 2022.

Purchases in the fourth quarter were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 through October 31, 2022	82,350	17.06	82,350	417,650
November 1, 2022 through November 30, 2022	-	-	-	417,650
December 1, 2022 through December 31, 2022	-	-	-	417,650
	82,350	17.06	82,350

Compensation Plans

Set forth below is information as of December 31, 2022 regarding equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans that were not approved by shareholders.

		(1)
Plan
	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(1)	Number of securities remaining available for issuance under plans
2011 Stock Option Plan	700,600	$11.79	—
2018 Equity Incentive Plan	384,525	$11.98	192,638
Equity compensation plans not approved by shareholders	—	—	—
Total	1,085,125	$11.86	192,638

_____________________________

(1)The weighted average exercise price reflects the exercise prices ranging from $9.02-$13.68 per share for options granted under the 2011 Stock Option Plan and the 2018 Equity Incentive Plan. As of December 31, 2022, the 2011 Stock Option Plan has expired.

Common Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on December 31, 2017 through December 31, 2022, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, as repriced on the SNL Banks Index, and (c) the cumulative total return of the Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB Bancorp, Inc.

Total Return Performance
250
200
150
100
50
Index Value
BCB Bancorp, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

		Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
BCB Bancorp, Inc.	100.00	75.08	103.41	87.90	127.90	154.35
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Based on a qualitative assessment, management determined that the Company’s recorded goodwill totaling $5.2 million, is not impaired as of December 31, 2022.

Financial Condition at December 31, 2022 and 2021

Total assets increased by $578.7 million, or 19.5 percent, to $3.546 billion at December 31, 2022, from $2.968 billion at December 31, 2021. The increase in total assets was mainly related to increases in total loans.

Total cash and cash equivalents decreased by $182.3 million, or 44.3 percent, to $229.4 million at December 31, 2022 from $411.6 million at December 31, 2021. This decrease was primarily due to the redeployment of cash and cash equivalents into loans.

Loans receivable, net, increased by $740.4 million, or 32.1 percent, to $3.045 billion at December 31, 2022 from $2.305 billion at December 31, 2021. Total loan increases for 2022 included increases of $625.1 million in commercial real estate and multi-family loans, $90.9 million in commercial business loans, $25.6 million in residential one-to-four family loans and $6.4 million in home equity loans, partly offset by decreases of $9.0 million in construction loans and $477 thousand in consumer loans. The allowance for loan losses decreased $4.7 million to $32.4 million, or 633.6 percent of non-accruing loans and 1.05 percent of gross loans, at December 31, 2022 as compared to an allowance for loan losses of $37.1 million, or 249.3 percent of non-accruing loans and 1.58 percent of gross loans, at December 31, 2021.

Total investment securities decreased by $972,000, or 0.88 percent, to $109.4 million at December 31, 2022 from $110.4 million at December 31, 2021, representing repayments, calls and maturities, and unrealized losses, partly offset by purchases of $27.5 million, and sales of $1.2 million.

Deposit liabilities increased by $250.2 million, or 9.8 percent, to $2.812 billion at December 31, 2022 from $2.561 billion at December 31, 2021. Total increases for 2022 included $25.7 million in non-interest-bearing deposit accounts, $89.4 million in NOW deposit accounts, and $166.7 million in certificates of deposit, including listing service and brokered deposit accounts. The increase in deposits was partly offset by a decrease of $31.6 million in money market accounts.

Debt obligations increased by $310.8 million to $419.8 million at December 31, 2022 from $109.0 million at December 31, 2021. The weighted average interest rate of FHLB advances was 4.07 percent at December 31, 2022 and 1.39 percent at December 31, 2021. The weighted average maturity of FHLB advances as of December 31,2022 was 1.10 years. The fixed interest rate of our subordinated debt balances was 5.625 percent at December 31, 2022 and December 31, 2021.

Stockholders’ equity increased by $17.2 million, or 6.3 percent, to $291.3 million at December 31, 2022 from $274.0 million at December 31, 2021. The increase was primarily attributable to the increase in retained earnings of $33.9 million, or 41.8 percent, to $115.1 million at December 31, 2022 from $81.2 million at December 31, 2021, related to net income less dividends paid for the twelve months ended December 31, 2022. The increase was partly offset by a decrease of $7.9 million in additional paid-in-capital for preferred stock, an increase in accumulated other comprehensive losses of $7.6 million, and an increase in treasury stock of $3.4 million. The decrease in additional paid-in-capital for preferred stock was primarily related to the redemption of $9.4 million of the Company’s then-outstanding Series D 4.5% Noncumulative Perpetual Preferred Stock and $5.3 million of the Company’s then-outstanding Series G 6% Noncumulative Perpetual Preferred Stock, partially offset by the issuance of $6.8 million of Series I Noncumulative Perpetual Preferred Stock. The decrease in accumulated other comprehensive income over the prior year was based upon unfavorable market conditions related to the Company’s available-for-sale debt securities, caused by the recent increase in interest rates generally. The increase in treasury stock was due to the Company’s stock repurchase program.

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

	Year ended December 31, 2022			Year ended December 31, 2021
	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (2)	$2,626,710	$123,577	4.70%	$2,327,781	$107,660	4.63%
Investment securities (3)	109,604	4,731	4.32	108,545	3,954	3.64
Interest-earning deposits	274,649	3,133	1.14	377,209	959	0.25
Total interest-earning assets	3,010,963	131,441	4.37%	2,813,535	112,573	4.00%
Non-interest-earning assets	106,712			106,039
Total assets	$3,117,675			$2,919,574
Interest-bearing liabilities:
Interest-bearing demand accounts	$751,708	$2,970	0.40%	$637,671	$2,657	0.42%
Money market accounts	350,207	2,313	0.66	335,824	1,678	0.50
Savings accounts	340,232	449	0.13	317,301	505	0.16
Certificates of deposit	614,346	6,889	1.12	673,233	6,160	0.92
Total interest-bearing deposits	2,056,493	12,621	0.61	1,964,029	11,000	0.56
Borrowed funds	149,354	4,875	3.26	173,341	4,180	2.41
Total interest-bearing liabilities	2,205,847	17,496	0.79%	2,137,370	15,180	0.71%
Non-interest-bearing liabilities	636,217			524,668
Total liabilities	2,842,064			2,662,038
Stockholders' equity	275,611			257,536
Total liabilities and stockholders' equity	3,117,675			2,919,574
Net interest income		$113,945			$97,393
Net interest rate spread (4)			3.57%			3.29%
Net interest margin (5)			3.78%			3.46%

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

	Years Ended December 31,
	2022 vs. 2021				2021 vs. 2020
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total Increase (Decrease)	Volume	Rate	Rate/Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$13,825	$1,854	$238	$15,917	$371	$136	$0	$507
Investment securities	39	731	7	777	(277)	862	(69)	516
Interest-earning deposits	(261)	3,344	(909)	2,174	(175)	(1,813)	112	(1,876)
Total interest-earning assets	13,603	5,929	(664)	18,868	(81)	(815)	43	(853)
Interest expense:
Interest-bearing demand accounts	475	(138)	(24)	313	950	(1,024)	(319)	(393)
Money market deposits	72	540	23	635	144	(1,494)	(69)	(1,419)
Savings deposits	36	(86)	(6)	(56)	64	-	-	64
Certificates of Deposits	(538)	1,389	(122)	729	(5,369)	(10,835)	3,005	(13,199)
Borrowings	(578)	1,478	(205)	695	(2,636)	(404)	151	(2,889)
Total interest-bearing liabilities	(533)	3,183	(334)	2,316	(6,847)	(13,757)	2,768	(17,836)
Change in net interest income	$14,136	$2,746	$(330)	$16,552	$6,766	$12,942	$(2,725)	$16,983

Results of Operations for the Years Ended December 31, 2022 and 2021

Net income increased by $11.3 million, or 33.1 percent, to $45.6 million for the year ended December 31, 2022 from $34.2 million for the year ended December 31, 2021. The increase in net income was driven by an increase in total interest income and the credit for loan loss provision, which were partly offset by a decrease in non-interest income and increases in interest expense, non-interest expenses, and a higher income tax provision for 2022 as compared to 2021.

Net interest income increased by $16.6 million, or 17.0 percent, to $113.9 million for the year of 2022 from $97.4 million for the year of 2021. The increase in net interest income resulted from a $18.9 million increase in interest income, partly offset by an increase of $2.3 million in interest expense.

Interest income increased by $18.9 million, or 16.8 percent, to $131.4 million for 2022, from $112.6 million for 2021. The average balance of interest-earning assets increased $197.4 million, or 7.0 percent, to $3.011 billion for 2022, from $2.814 for 2021, while the average yield increased 37 basis points to 4.37 percent for 2022, from 4.00 percent for 2021. The increase in the average balance of interest-earning assets mainly related to an increase in the Company’s level of average loans receivable for 2022, as compared to 2021.

The increase in interest income mainly related to an increase in the average balance of loans receivable of $298.9 million to $2.627 billion for 2022, from $2.328 billion for 2021. The increase in the average balance on loans receivable was a result of the continued strength of the Company’s loan pipeline. Interest income on loans for 2022 also included $1.4 million of amortization of purchase credit fair value adjustments related to a prior acquisition, which added approximately five basis points to the average yield on interest earning assets.

Interest expense increased by $2.3 million, or 15.3 percent, to $17.5 million for 2022, from $15.2 million for 2021. This increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 8 basis points to 0.79 percent for 2022, from 0.71 percent for 2021, and an increase in the average balance of interest-bearing liabilities of $68.5 million, or 3.2 percent, to $2.206 billion 2022, from $2.137 billion for 2021. The increase in the average cost of funds primarily resulted from the higher interest rate environment in 2022.

Net interest margin was 3.78 percent for 2022, compared to 3.46 percent for 2021. The increase in the net interest margin compared to the prior period was the result of an increase in the average volume of loans receivable as well as an increase in the yield on loans partially offset by the increase in the Company’s cost of funds.

During the year ended December 31, 2022, the Company experienced $1.7 million in net charge offs compared to $375,000 in net charge offs for the year ended December 31, 2021. The Bank had non-accrual loans totaling $5.1 million, or 0.17 percent, of gross loans at December 31, 2022 as compared to $14.9 million, or 0.64 percent of gross loans at December 31, 2021. The allowance for loan losses was $32.4 million, or 1.05 percent of gross loans at December 31, 2022, and $37.1 million, or 1.58 percent of gross loans at December 31, 2021. The credit for loan losses was $3.1 million for 2022 compared to loan loss provision expense of $3.9 million for 2021. The credit for provision for 2022 reflected the improving asset quality and more favorable economic metrics compared to the COVID-19 environment in 2021. Management believes that the allowance for loan losses was adequate at December 31, 2022 and December 31, 2021.

Noninterest income decreased by $7.1 million, or 81.7 percent, to $1.6 million for 2022 from $8.7 million for 2021. The decrease was mainly related to a decrease of $6.4 million in the realized and unrealized gains and losses on equity securities (from a gain of $147,000 in 2021 to a loss of $6.3 million in 2022), as well as a decrease of $538,000 in gain on sale of loans, $371,000 in gain on sale of premises, and $391,000 in other income. The realized and unrealized gains or losses on equity securities are based on market conditions.

Noninterest expense increased by $1.5 million, or 2.8 percent, to $55.5 million for the year ended December 31, 2022 from $54.0 million for the year ended December 31, 2021. The increase in operating expenses for 2022 was driven higher by a consulting fee expense of $1.6 million for which there was no comparable expense in 2021. Other factors that contributed to the increase in operating expenses for 2022 included higher salaries and employee benefits and higher advertising and promotion expenses compared to 2021. The increase in salaries related to normal compensation increases, higher commission expenses from strong loan production, and hiring of additional staff. The number of full-time equivalent employees for the year ended December 31, 2022 was 301, as compared with 292 for the same period in 2021. Occupancy and equipment expense decreased by $733,000 to $10.7 million for the year ended December 31, 2022 from $11.4 million for the year ended December 31, 2021, mainly related to costs associated with branch closures in 2021.

The income tax provision increased by $3.5 million or 25.1 percent, to $17.5 million for 2022 from $14.0 million in 2021. The increase in the income tax provision was a result of the higher taxable income for the year ended December 31, 2022 compared to the year ended December 31, 2021. The consolidated effective tax rate was 27.8% for 2022 compared to 29.0 percent for 2021.

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

At December 31, 2022 and December 31, 2021, the Company had $60 million in overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $419.8 million at December 31, 2022 as compared to $109.0 million at December 31, 2021.

At December 31, 2022, the Company had the ability to obtain additional funding from the FHLB of $289.5 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $766.8 million at December 31, 2022. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of December 31, 2022, as well as wholesale borrowing capacity of over $1.161 billion.

At December 31, 2022 and December 31, 2021, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized”.

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2022. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2022. The following sets forth the Company’s NPV as of December 31, 2022.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+300bp	$409,323	$(35,227)	(7.92)%	12.87%	(0.26)	bps
+200bp	423,698	(20,851)	(4.69)	13.05	(0.08)	bps
+100bp	436,034	(8,516)	(1.92)	13.15	0.02	bps
PAR	444,550	-	0.00	13.13	0.00	bps
-100bp	445,634	1,084	0.24	12.88	(0.25)	bps

_________

bps-basis point

The table above indicates that at December 31, 2022, in the event of a 100-basis point increase in interest rates, we would experience a 0.02 basis point decrease in NPV, as compared to a 0.26 percent decrease at December 31, 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BCB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Loan Losses

Critical Audit Matter Description
As described in Notes 2 and 5 to the financial statements, the Company has recorded an allowance for loan losses in the amount of $32.4 million as of December 31, 2022, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date. The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.

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

/s/ Wolf & Company, P.C.

Auditor ID: 392

Boston, Massachusetts

March 9, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BCB Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BCB Bancorp Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021 and for the years then ended and our report dated March 9, 2023 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Auditor ID: 392

Boston, Massachusetts

March 9, 2023

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2022	2021
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$11,520	$9,606
Interest-earning deposits	217,839	402,023
Total cash and cash equivalents	229,359	411,629

Interest-earning time deposits	735	735
Debt securities available for sale	91,715	85,186
Equity investments	17,686	25,187
Loans held for sale	658	952
Loans receivable, net of allowance for loan losses of $32,373 and
$37,119, respectively	3,045,331	2,304,942
Federal Home Loan Bank of New York stock, at cost	20,113	6,084
Premises and equipment, net	10,508	12,237
Accrued interest receivable	13,455	9,183
Other real estate owned	75	75
Deferred income taxes	16,462	12,959
Goodwill and other intangibles	5,382	5,431
Operating lease right-of-use assets	13,520	12,457
Bank-owned Life Insurance ("BOLI")	71,656	72,485
Other assets	9,538	7,986
Total Assets	$3,546,193	$2,967,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$613,910	$588,207
Interest bearing deposits	2,197,697	1,973,195
Total deposits	2,811,607	2,561,402
FHLB Advances	382,261	71,711
Subordinated debentures	37,508	37,275
Operating lease liability	13,859	12,752
Other liabilities	9,704	10,364
Total Liabilities	3,254,939	2,693,504

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,123 shares of Series H 3.5% and Series I 3.0%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2022 and 2,916 shares of Series D 4.5%, Series G 6%, Series H 3.5% and Series I 3% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2021	-	-
Additional paid-in capital preferred stock	21,003	28,923
Common stock: no par value; 40,000,000 shares authorized, issued 19,898,197 and 19,708,375 at December 31, 2022 and December 31, 2021 respectively, outstanding 16,930,979 shares and 16,940,133 shares, at December 31, 2022 and December 31, 2021 respectively	-	-
Additional paid-in capital common stock	196,164	193,927
Retained earnings	115,109	81,171
Accumulated other comprehensive income (loss)	(6,491)	1,128
Treasury stock, at cost, 2,967,218 and 2,768,242 shares at December 31, 2022 and December 31, 2021 respectively	(34,531)	(31,125)
Total Stockholders' Equity	291,254	274,024

Total Liabilities and Stockholders' Equity	$3,546,193	$2,967,528

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
	(In Thousands, Except for Per Share Data)
Interest and dividend income:
Loans, including fees	$123,577	$107,660
Mortgage-backed securities	564	680
Other investment securities	4,167	3,274
FHLB stock dividends and other interest earning assets	3,133	959
Total interest and dividend income	131,441	112,573
Interest expense:
Deposits:
Demand	5,283	4,335
Savings and club	449	505
Certificates of deposit	6,889	6,160
	12,621	11,000
Borrowings	4,875	4,180
Total interest expense	17,496	15,180
Net interest income	113,945	97,393
(Credit) provision for loan losses	(3,075)	3,855
Net interest income after (credit) provision for loan losses	117,020	93,538
Non-interest income:
Fees and service charges	4,816	3,972
BOLI income	2,671	2,952
Gain on sales of loans	129	667
(Loss) gain on sale of impaired loans held in portfolio	-	(64)
Gain (loss) on sales of other real estate owned	-	11
Gain on sale of premises	-	371
Realized and unrealized (loss) gain on equity investments	(6,269)	147
Other	248	639
Total non-interest income	1,595	8,695
Non-interest expense:
Salaries and employee benefits	28,021	26,410
Occupancy and equipment	10,627	11,360
Data processing service fees	6,033	6,024
Professional fees	3,766	1,919
Director fees	1,253	1,043
Regulatory assessments	1,243	1,310
Advertising and promotional	941	554
Other real estate owned, net	10	35
Loss from extinguishment of debt	-	1,597
Other	3,611	3,723
Total non-interest expense	55,505	53,975
Income before income tax provision	63,110	48,258
Income tax provision	17,531	14,018
Net Income	$45,579	$34,240
Preferred stock dividends	796	1,160
Net Income available to common stockholders	$44,783	$33,080
Net Income per common share-basic and diluted
Basic	$2.64	$1.94
Diluted	$2.58	$1.92
Weighted average number of common shares outstanding
Basic	16,969	17,063
Diluted	17,349	17,239

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2022	2021
	(In Thousands)
Net Income	$45,579	$34,240
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	(10,327)	(242)
Reclassification adjustment for gains realized in income	-	-
Net unrealized losses	(10,327)	(242)
Tax effects	2,560	60
Net-of-tax amount	(7,767)	(182)
Benefit Plans:
Actuarial gain	212	2,165
Income tax expense	(64)	(650)
Other comprehensive income on benefit plans	148	1,515
Total other comprehensive (loss) income	(7,619)	1,333
Comprehensive income	$37,960	$35,573

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In Thousands, Except Per Share Data)
Balance at December 31, 2020	$-	$-	$217,999	$58,335	$(26,918)	$(205)	$249,211

Net income	-	-	-	34,240	-	-	34,240
Other comprehensive income	-	-	-	-	-	1,333	1,333
Issuance of Series I Preferred Stock	-	-	3,200	-	-	-	3,200
Exercise of Stock Options (39,291 shares)	-	-	287	-	-	-	287
Stock-based compensation expense	-	-	417	-	-	-	417
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(1,160)	-	-	(1,160)
Cash dividends on common stock ($0.14 per share declared for the first two quarters ended June 30, 2021, and $0.16 per share for the last two quarters ended December 31, 2021).	-	-	-	(9,775)	-	-	(9,775)
Dividend Reinvestment Plan	-	-	469	(469)	-	-	-
Stock Purchase Plan	-	-	478	-	-	-	478
Treasury Stock Purchases (301,024 shares)	-	-	-	-	(4,207)	-	(4,207)
Balance at December 31, 2021	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024

Net income	-	-	-	45,579	-	-	45,579
Other comprehensive income	-	-	-	-	-	(7,619)	(7,619)
Redemption of Series D and G Preferred Stock	-	-	(14,730)	-	-	-	(14,730)
Issuance of Series I Preferred Stock	-	-	6,810	-	-	-	6,810
Exercise of Stock Options (72,846 shares)	-	-	220	-	-	-	220
Stock-based compensation expense	-	-	1,132	-	-	-	1,132
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5%, and Series I 3% noncumulative perpetual preferred stock	-	-	-	(796)	-	-	(796)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(10,379)	-	-	(10,379)
Dividend Reinvestment Plan	-	-	466	(466)	-	-	-
Stock Purchase Plan	-	-	419	-	-	-	419
Treasury Stock Purchases (198,976 shares)	-	-	-	-	(3,406)	-	(3,406)
Ending balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows from Operating Activities:	(In Thousands)
Net income	$45,579	$34,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,246	2,989
Amortization and accretion, net	(1,607)	(767)
(Credit) provision for loan losses	(3,075)	3,855
Deferred income tax benefit	(1,007)	(975)
Loans originated for sale	(6,608)	(26,159)
Proceeds from sale of loans	7,031	29,404
Gains on sales of loans	(129)	(667)
Fair value adjustment of OREO	-	6
Gain on sales of premises	-	(371)
Realized and unrealized loss (gain) on equity investments	6,269	(147)
(Gain) loss from sales of other real estate owned	-	(11)
Loss (gain) on sale of impaired loans	-	64
Increase in cash surrender value of BOLI	(2,671)	(2,952)
Stock-based compensation expense	1,132	417
(Increase) decrease in accrued interest receivable	(4,272)	3,741
(Increase) decrease in other assets	(1,552)	1,025
Increase (decrease) in accrued interest payable	2,022	(412)
(Decrease) increase in other liabilities	(2,469)	2,613
Net Cash Provided by Operating Activities	40,889	45,893
Cash flows from Investing Activities:
Proceeds from repayments, calls, and maturities on securities	10,102	32,597
Purchases of securities	(27,468)	(26,141)
Proceeds from sales of securities	1,232	-
Proceeds from sales of premises	-	742
Purchase of BOLI	-	(8,500)
Proceeds from BOLI	3,500	-
Proceeds from sales of other real estate owned	-	425
Proceeds from bulk sale of impaired loans held in portfolio	-	3,442
Net increase in loans receivable	(734,321)	(15,148)
Additions to premises and equipment	(518)	(325)
(Purchase) sale of Federal Home Loan Bank of New York stock	(14,029)	5,240
Net Cash Used In Investing Activities	(761,502)	(7,668)
Cash flows from Financing Activities:
Net increase (decrease) in deposits	250,205	243,352
Proceeds from Federal Home Loan Bank of New York Long Term Advances	150,000	10,000
Repayments Federal Home Loan Bank of New York Long Term Advances	-	(130,000)
Net proceeds from Federal Home Loan Bank of New York Short Term Advances	160,000	-
Purchase of treasury stock	(3,406)	(4,207)
Cash dividends paid on common stock	(10,379)	(9,775)
Cash dividends paid on preferred stock	(796)	(1,160)
Net proceeds from issuance of common stock	419	478
Net proceeds from issuance of preferred stock	6,810	3,200
Payments for redemption of preferred stock	(14,730)	-
Exercise of stock options	220	287
Net Cash Provided by (Used In) Financing Activities	538,343	112,175
Net Increase (Decrease) in Cash and Cash Equivalents	(182,270)	150,400
Cash and Cash Equivalents-Beginning	411,629	261,229
Cash and Cash Equivalents-Ending	$229,359	$411,629

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
	(In Thousands)
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$18,804	$12,020
Interest	$15,475	$15,592
Non-cash items:
Transfer of loans to other real estate owned	$-	$81

See accompanying notes to consolidated financial statements.

Note 1 - Organization

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the NASDAQ Global Market and trades under the symbol “BCBP”.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey commercial bank which, as of December 31, 2022, operated at 27 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC, both of which were inactive at December 31, 2022.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the years then ended. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the identification of other-than-temporary impairment of securities, a determination as to possible impairment of goodwill. Management believes that the allowance for loan losses is adequate and no securities in unrealized loss positions are other-than-temporarily impaired. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area. Management’s assessment regarding impairment of securities is based on future projections of cash flow which are subject to change. Management performed a qualitative assessment of goodwill and determined there was no impairment as of December 31, 2022.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2022 and the date these consolidated financial statements were issued.

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

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the FHLB system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. Such stock is carried at cost. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. No impairment charges were recorded related to the FHLB of New York stock during 2022 or 2021.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2022, the Bank owned one property totaling $75,000. At December 31, 2021, the Bank owned one property totaling $75,000.

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

Goodwill and Other Intangible Assets

Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but tested for impairment at least annually. The Company has selected October 31 as the date to perform the annual goodwill impairment test.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Operations. The Company did not recognize any interest and penalties for the years ended December 31, 2022 or 2021. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2021, 2020, and 2019. The tax years subject to examination by the State taxing authorities are the years ended December 31, 2021, 2020, 2019, and 2018. In 2022, the company received notice that it had been selected for audit by the State of New Jersey for the years ending December 31, 2020, 2019, and 2018. The audit was completed in 2022 and resulted in a nominal audit adjustment. In 2022, the Company received notice that it had been selected for an audit by the City of New York for the years ending December 31, 2020, 2019, 2018, and 2017. The audit was completed in 2022 and resulted in a nominal audit adjustment.

Note 2 – Summary of Significant Accounting Policies (continued)

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the years ended December 31, 2022 and 2021, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the year ended December 31, 2022, the Company had 0 shares considered to be anti-dilutive. For the year ended December 31, 2021, the Company had 3,588 shares considered to be anti-dilutive.

	For the Year Ended December 31,
	2022			2021
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)
Net income	$45,579			$34,240
Basic earnings per share-
Income available to
Common stockholders	$44,783	16,969	$2.64	$33,080	17,063	$1.94
Effect of dilutive securities:
Stock options		380			176
Diluted earnings per share-
Income available to
Common stockholders	$44,783	17,349	$2.58	$33,080	17,239	$1.92

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

The Bank entered into a Supplemental Executive Retirement Agreement (the “SERP Agreement”) with its Chief Executive Officer (“the CEO”) in December 2021. Upon the CEO’s retirement, the Bank will provide for a monthly retirement payment for his lifetime. The SERP Agreement provides that a retirement benefit is payable upon his attaining age sixty-five (65) while in service to the Bank and a lesser benefit is payable upon early retirement. The SERP Agreement provides the CEO with supplemental retirement income payable in the form of a life annuity. Upon the Executive’s separation from service after reaching normal retirement age (age 65), for any reason other than death, benefit payments will commence on the first day of the second month following CEO’s separation from service, payable monthly and continuing for the CEO’s lifetime. The monthly benefit payment will be $10,000. The amount charged to expense follows the vesting schedule in the SERP Agreement and was $328,000 in 2022.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2022, the financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments n this ASU defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective upon issuance. The FASB had previously issued 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments in 2020 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 were elective and applied to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The Company does not anticipate the adoption of the new ASU will not have an impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect that the adoption of this standard will have a material effect on the Company's financial statements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses ASU 2016-13, and related guidance, requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements.

The amendments are effective for the Company in 2023. The Company engaged a third-party vendor to assist in the development of a CECL model that would be used in the calculation of the allowance for loan and lease losses. The Company also engaged a third-party vendor to perform validation of our model.

There are a number of key factors and assumptions that are involved in the Company’s CECL methodology. The following are some of the factors:

•methods based on probability of default and loss given default which are modeled based on macroeconomic scenarios;

•a reasonable and supportable forecast period determined based on management’s current review of macroeconomic environment;

•a reversion period after the reasonable and supportable forecast period;

•estimated prepayment rates based on the Company’s historical experience and future macroeconomic environment; and

•incorporation of qualitative factors not captured within the modeled results.

The adoption of ASU 2016-13 will result in an allowance for credit losses amount at January 1, 2023. The impact upon adoption will be reflected as a cumulative effect adjustment to retained earnings, net of taxes. The Company is currently finalizing the execution of its implementation controls and concluding the model validation process. The Company does not expect the cumulative-effect adjustment to retained earnings for the change in the allowance for credit losses upon adoption to have a material impact on regulatory capital and ratios (unaudited).

Note 3 - Related Party Transactions

The Bank leases a property from New Bay, LLC. (“New Bay”), a limited liability company 100 percent owned by a majority of the Directors of the Bank and the Company. In conjunction with the lease, New Bay substantially removed the pre-existing structure on the site and constructed a new building suitable to the Bank for its banking operations. Under the terms of the lease, the cost of this project was reimbursed to New Bay by the Bank. The amount reimbursed, which occurred during the year 2000, was $943,000, and is included in property and equipment under the caption “Building and improvements” (see Note 6). On May 1, 2006, the Bank renegotiated the lease to a twenty-five-year term. The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the Consolidated Statements of Operations for 2022 and 2021, within occupancy expense. The rent is to be adjusted every five years thereafter at the fair market rental value. The Bank expects to pay $165,000 in rental expense for the year 2023.

On March 6, 2014, the Bank entered into a ten-year lease of property in Rutherford, New Jersey with 190 Park Avenue, LLC, which is owned by two Directors of the Bank and the Company. The rent is $7,588 per month and lease payments of $102,053 and $99,482 were made in years 2022 and 2021, which is reflected in the Consolidated Statement of Operations within occupancy expense. The Bank expects to pay $102,883 in rental expense for the year 2023.

On August 3, 2018, the Bank entered in to a ten-year lease of property in River Edge, New Jersey with 876 Kinderkamack, LLC, which is owned by a majority of the directors of the Bank and the Company. The rent is $8,000 per month and lease payments of $96,000 and $96,000 were made in the years 2022 and 2021, which is reflected in the Consolidated Statements of Operations within occupancy expense. The Bank expects to pay $96,000 in rental expense for the year 2023.

On April 2, 2021, the Bank renewed a five-year lease of property in Lyndhurst, New Jersey with 734 Ridge Realty, LLC, which is owned by seven Directors of the Bank and the Company. The rent is $7,718 per month and lease payments of $92,610 and $90,773 were made in years 2022 and 2021, which is reflected in the Consolidated Statement of Operations within occupancy expense. The Bank expects to pay $92,610 in rental expense for the year 2023.

During the years ended December 31, 2022 and 2021, legal fees were paid to a law firm owned by a Director of the Bank and the Company totaling $75,000 and $0, respectively.

Note 4- Securities

Equity Securities

Equity securities are reported at fair value on the Company’s Consolidated Statements of Financial Condition. The Company’s portfolio of equity securities had an estimated fair value of $17.7 million and $25.2 million as of December 31, 2022 and December 31, 2021, respectively. Included in this category are equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

Note 4- Securities (continued)

Equity securities are generally required to be measured at fair value with market value adjustments being reflected in net income.

The following table presents the disaggregated net losses on equity securities reported in the Consolidated Statements of Operations (In Thousands):

	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Net gains (losses) recognized during the period on equity securities	$(6,269)	$147
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(59)	-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(6,210)	$147

Debt Securities Available for Sale

The following table sets forth information regarding the amortized cost, estimated fair values, and unrealized gains and losses for the Bank’s debt securities portfolio at December 31, 2022 by final contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than five to ten years	$5,445	$-	$350	$5,095
More than ten years	23,210	-	3,435	19,775
Sub-total:	28,655	-	3,785	24,870

Corporate Debt Securities:
Due within one year	7,321		91	7,230
More than five to ten years	59,629	-	4,005	55,624
Sub-total:	66,950	-	4,096	62,854

Municipal obligations:
Due after ten years	3,997	-	6	3,991
Sub-total:	3,997	-	6	3,991

Total Debt Securities Available-for-Sale	$99,602	$-	$7,887	$91,715

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities
Due within one year	$2,952	$-	$114	$2,838
More than one to five years	53	-	-	53
More than five to ten years	6,317	165	27	6,455
More than ten years	21,555	298	287	21,566
Sub-total:	30,877	463	428	30,912

Corporate Debt Securities:
More than five to ten years	47,765	2,465	159	50,071
Sub-total:	47,765	2,465	159	50,071

Municipal obligations:
Due after ten years	4,104	99	-	4,203
Sub-total:	4,104	99	-	4,203

Total Debt Securities Available-for-Sale	$82,746	$3,027	$587	$85,186

Note 4- Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2022
Residential mortgage-backed securities	$17,362	$2,022	$7,508	$1,763	$24,870	$3,785
Corporate Debt Securities	51,607	3,199	9,948	897	61,555	4,096
Muni Bond	3,991	6			3,991	6
	$72,960	$5,227	$17,456	$2,660	$90,416	$7,887

December 31, 2021
Residential mortgage-backed securities	$7,801	$159	$4,681	$269	$12,482	$428
Corporate Debt Securities	12,324	159	-	-	12,324	159
	$20,125	$318	$4,681	$269	$24,806	$587

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Company intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. At December 31, 2022 and 2021, management performed an assessment for possible OTTI of the Company’s residential mortgage-backed securities, corporate debt securities, and municipal obligations relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Company’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these securities, at December 31, 2022 and 2021 to be temporary.

Note 5 - Loans Receivable and Allowance for Loan Losses

The following table presents the recorded investment in loans receivable at December 31, 2022 and December 31, 2021 by segment and class:

	December 31, 2022	December 31, 2021
	(In Thousands)
Loans:
Residential one-to-four family	$250,123	$224,534
Commercial and multi-family	2,345,229	1,720,174
Construction	144,931	153,904
Commercial business(1)	282,007	191,139
Home equity(2)	56,888	50,469
Consumer	3,240	3,717
Total Loans	3,082,418	2,343,937
Less:
Deferred loan fees, net	(4,714)	(1,876)
Allowance for loan losses	(32,373)	(37,119)
	(37,087)	(38,995)
Total Loans, net	$3,045,331	$2,304,942

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

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

At December 31, 2022 and 2021, loans serviced by the Bank for the benefit of others totaled approximately $159.3 million and $196.3 million, respectively.

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

	December 31,
	2022	2021
	(In Thousands)
Unpaid principal balance	$114,053	$140,969
Recorded investment	101,430	122,533

The accretable discount on loans acquired with deteriorated credit quality was not material.

Related-Party Loans

The Bank grants loans to its officers and directors and to their associates. The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2022	2021
	(In Thousands)
Balance – beginning	$31,696	$29,159
Loans originated	-	14,875
Collections of principal	(5,431)	(12,338)
Balance - ending	$26,265	$31,696

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

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

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

Note 5- Loans Receivable and Allowance for Loan Losses (continued)

The following tables set forth the activity in the Bank’s allowance for loan losses and recorded investment in loans receivable at December 31, 2022 and December 31, 2021. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated		Total
Allowance for credit losses:
Beginning Balance, December 31, 2021	$4,094	$22,065	$2,231	$8,000	$533	$14		$182	$37,119

Charge-offs:	-	-	-	(2,095)	-	-		-	(2,095)
Recoveries:	23	-	-	191	12	198		-	424
Provision (credit):	(1,643)	(316)	(137)	(729)	(60)	(188)		(2)	(3,075)
Ending Balance, December 31, 2022	$2,474	$21,749	$2,094	$5,367	$485	$24		$180	$32,373

Ending Balance attributable to loans:
Individually evaluated for impairment	$196	$-	$518	$2,066	$4	$-	$		$2,784
Collectively evaluated for impairment	2,278	21,749	1,576	3,301	481	24		180	29,589
Ending Balance, December 31, 2022	$2,474	$21,749	$2,094	$5,367	$485	$24		$180	$32,373

Loans Receivables:
Individually evaluated for impairment	$5,147	$15,397	$3,180	$3,821	$727	$-		$-	$28,272
Collectively evaluated for impairment	244,976	2,329,832	141,751	278,186	56,161	3,240		-	3,054,146
Total Gross Loans	$250,123	$2,345,229	$144,931	$282,007	$56,888	$3,240		$-	$3,082,418

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, December 31, 2020	$3,293	$21,772	$1,977	$6,306	$286	$-	$5	$33,639

Charge-offs:	(69)	-	-	(205)	-	(198)	-	(472)
Recoveries:	27	-	-	3	67	-	-	97
Provision (credit):	843	293	254	1,896	180	212	177	3,855
Ending Balance, December 31, 2021	$4,094	$22,065	$2,231	$8,000	$533	$14	$182	$37,119

Ending Balance attributable to loans:
Individually evaluated for impairment	$265	$1,690	$210	$5,650	$13	$-	$-	$7,828
Collectively evaluated for impairment	3,829	20,375	2,021	2,350	520	14	182	29,291
Ending Balance, December 31, 2021	$4,094	$22,065	$2,231	$8,000	$533	$14	$182	$37,119

Loans Receivables:
Individually evaluated for impairment	$4,961	$31,745	$2,847	$8,746	$1,083	$-	$-	$49,382
Collectively evaluated for impairment	219,573	1,688,429	151,057	182,393	49,386	3,717	-	2,294,555
Total Gross Loans	$224,534	$1,720,174	$153,904	$191,139	$50,469	$3,717	$-	$2,343,937

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5- Loans Receivable and Allowance for Loan Losses (continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at December 31, 2022 and 2021, respectively. Loans are generally placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of December 31, 2022, non-accrual loans differed from the amount of total loans past due greater than 90 days due to troubled debt restructuring of loans, loans 90 days past due but still accruing interest, or loans that were previously 90 days past due both of which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of December 31, 2022	As of December 31, 2021
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$243	$282
Commercial and multi-family	346	8,601
Construction	3,180	2,847
Commercial business(1)	1,340	3,132
Home equity(2)	-	27
Total	$5,109	$14,889

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2022 and 2021 would have been approximately $1.0 million and $1.3 million, respectively. Interest income recognized on loans returned to accrual was approximately $1.6 million and $1.2 million, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2022 and 2021, there were $0 and $3.1 million, respectively, of loans which were more than ninety days past due and still accruing interest.

Nonaccrual loans in the preceding table do not include loans acquired with deteriorated credit quality of $0 at December 31, 2022, and $668,000 at December 31, 2021, which were recorded at their fair value at acquisition.

The following table summarizes the recorded investment and unpaid principal balances of impaired loans for the years ended December 31, 2022 and December 31, 2021. (In Thousands):

	As of December 31, 2022			As of December 31, 2021
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans with no related allowance:
Residential one-to-four family	$3,313	$3,472	$-	$2,950	$3,300	$-
Commercial and multi-family	15,397	16,355	-	20,915	22,100	-
Commercial business(1)	691	4,648	-	2,114	6,905	-
Home equity(2)	500	500	-	779	780	-
Total Impaired Loans with no related allowance recorded:	$19,901	$24,975	$-	$26,758	$33,085	$-

Loans with an allowance recorded:
Residential one-to-four family	$1,834	$1,856	$196	$2,011	$2,032	$265
Commercial and Multi-family	-	-	-	10,830	14,494	1,690
Construction	3,180	3,180	518	2,847	2,847	210
Commercial business(1)	3,130	8,276	2,066	6,632	17,514	5,650
Home equity(2)	227	227	4	304	304	13
Total Impaired Loans with an allowance recorded:	$8,371	$13,539	$2,784	$22,624	$37,191	$7,828

Total Impaired Loans:	$28,272	$38,514	$2,784	$49,382	$70,276	$7,828

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5- Loans Receivable and Allowance for Loan Losses (continued)

The following table summarizes the average recorded investment and actual interest income recognized on impaired loans for the years ended December 31, 2022 and December 31, 2021 (In Thousands).

	Years Ended December 31,
	2022	2022	2021	2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:
Residential one-to-four family	$2,981	$149	$2,968	$145
Commercial and multi-family	22,511	1,088	28,189	1,073
Construction	-	-	697	36
Commercial business(1)	1,250	73	2,886	182
Home equity(2)	540	24	981	44
Total Impaired Loans with no allowance recorded:	$27,282	$1,334	$35,721	$1,480

Loans with an allowance recorded:
Residential one-to-four family	$1,948	$63	$2,230	$231
Commercial and Multi-family	2,841	266	11,111	380
Construction	3,041	41	2,105	9
Commercial business(1)	4,924	105	7,949	164
Home equity(2)	272	5	352	2
Total Impaired Loans with an allowance recorded:	$13,026	$480	$23,747	$786

Total Impaired Loans:	$40,308	$1,814	$59,468	$2,266

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

	At December 31, 2022	At December 31, 2021
	(In thousands)
Recorded investment in TDRs:
Accrual status	$10,636	$12,402
Non-accrual status	399	3,570
Total recorded investment in TDRs	$11,035	$15,972

The following tables summarize information with regard to troubled debt restructurings which occurred during the years ended December 31, 2022 and 2021 (Dollars in Thousands).

Year Ended December 31, 2022
	Number of Contracts	Pre-Modification Recorded Investments	Post-Modification Recorded Investments
Commercial and multi-family	1	115	115
Residential	1	169	180
Total	2	$284	$295

		Pre-Modification Outstanding	Post-Modification Outstanding
Year Ended December 31, 2021	Number of Contracts	Recorded Investments	Recorded Investments
Residential one-to-four family	2	3,261	3,169
Commercial business(1)	2	130	120
Home equity(2)	1	96	95
Total	5	$3,487	$3,384

There were no troubled debt restructurings for which there was a payment default within twelve months of restructuring in 2022 or in 2021.

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

The loans included above are considered TDRs as a result of the Company implementing the following concessions: adjusting the interest rate to a below market rate and/or accepting interest only for a period of time or a change in amortization period.

The following table sets forth the delinquency status of total loans receivable at December 31, 2022:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Residential one-to-four family	$253	$314	$-	$567	$249,556	$250,123	$-
Commercial and multi-family	2,163	428	-	2,591	2,342,638	2,345,229	-
Construction	-	-	3,180	3,180	141,751	144,931	-
Commercial business(1)	190	1,115	1,086	2,391	279,616	282,007	-
Home equity(2)	699	-	-	699	56,189	56,888	-
Consumer	-	-	-	-	3,240	3,240	-
Total	$3,305	$1,857	$4,266	$9,428	$3,072,990	$3,082,418	$-

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

When the Company classifies problem assets, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. As of December 31, 2022, the Company had $17.8 million in assets classified as substandard, which were also classified as impaired. As of December 31, 2021, the Company had $39.2 million in assets classified as substandard, which were also classified as impaired. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2022 and 2021. (In Thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Residential one-to-four family	$249,398	$303	$422	$-	$-	$250,123
Commercial and multi-family	2,320,865	14,183	10,181	-	-	2,345,229
Construction	141,751	-	3,180	-	-	144,931
Commercial business(1)	273,770	4,416	3,821	-	-	282,007
Home equity(2)	56,676	-	212	-	-	56,888
Consumer	3,240	-	-	-	-	3,240
Total Gross Loans	$3,045,700	$18,902	$17,816	$-	$-	$3,082,418

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Residential one-to-four family	$223,660	$505	$369	$-	$-	$224,534
Commercial and multi-family	1,647,701	45,087	27,386	-	-	1,720,174
Construction	151,057	-	2,847	-	-	153,904
Commercial business(1)	178,056	4,767	8,316	-	-	191,139
Home equity(2)	50,230	-	239	-	-	50,469
Consumer	3,717	-	-	-	-	3,717
Total Gross Loans	$2,254,421	$50,359	$39,157	$-	$-	$2,343,937

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Premises and Equipment

Premises and equipment as of December 31, 2022 and 2021 consists of the following:

	December 31,
	2022	2021
	(In Thousands)
Land	$1,447	$1,447
Buildings and improvements	6,514	6,468
Leasehold improvements	12,750	12,760
Furniture, fixtures and equipment	9,111	8,961
	29,822	29,636
Accumulated depreciation and amortization	(19,314)	(17,399)
	$10,508	$12,237

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $2,246,000 and $2,989,000, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Note 7 - Interest Receivable

The distribution of interest receivable at December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
	(In Thousands)
Loans	$12,577	$8,461
Securities	878	722
	$13,455	$9,183

Note 8 – Deposits

The distribution of deposits at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(In Thousands)
Demand:
Non-interest bearing	$613,910	$588,207
Interest bearing	757,615	668,262
Money market	305,556	337,126
	1,677,081	1,593,595
Savings and club	329,752	329,724
Certificates of deposit	804,774	638,083
	$2,811,607	$2,561,402

Deposits of certain municipalities and local government agencies are collateralized by $24.9 million of investment securities and by a $230.0 million Municipal Letter of Credit with the FHLB.

At December 31, 2022 and 2021, certificates of deposit of $250,000 or more totaled approximately $207.7 million and $275.0 million, respectively.

At December 31, 2022, deposits from officers, directors and their associates totaled approximately $93.0 million.

The scheduled maturities of certificates of deposit at December 31, 2022, were as follows (In thousands):

Amount
2023	$766,820
2024	28,227
2025	6,754
2026	721
Thereafter	2,252
$804,774

As of December 31, 2022, the Company had $335.0 million in brokered certificate deposits and $35.0 million in brokered demand deposits. The Company had no brokered deposits at December 31, 2021. Reciprocal deposits are not considered brokered deposits under applicable regulations.

Note 9 - Short-Term Debt and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2022	2021

	Amount	Amount
	( In Thousands)
Balance at end of period	$60,000	$-
Average balance outstanding during the year	$1,313	$48
Highest month-end balance during the year	$87,000	$-
Average interest rate during the year	3.13%	0.50%
Weighted average interest rate at year-end	4.61%	-%

Long-term debt consists of the following:

		December 31,
		2022		2021
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,
	2023	4.85%	250,000	-	-
	2024	0.48	18,000	0.48	18,000
	2025	1.84	44,261	1.84	43,711
	2026	0.65	10,000	0.65	10,000
		4.07%	$322,261	1.39%	$71,711

FHLB advances are presented net of unamortized prepayment penalties totaling $1.5 million at December 31, 2022, and $2.1 million at December 31, 2021.

At December 31, 2022 and 2021 loans with carrying values of approximately $1.2 billion and $733.3 million, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. No securities were pledged for borrowings at December 31, 2022 and 2021. The Bank’s total credit exposure cannot exceed 50.0 percent of its total assets, or $1.773 billion, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50.0 percent of total assets is recalculated each quarter.

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

Note 10 – Subordinated Debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a ten-year term and bear interest at a fixed annual rate of 5.625 percent for the first five years of the term (the "Fixed Interest Rate Period"). From and including August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72 percent until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital is used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $116,000 and $349,000 at December 31, 2022 and 2021, respectively.

The Company also has $4.1 million of mandatory redeemable Trust Preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month LIBOR plus 2.650 percent. The rate paid as of December 31, 2022 and 2021 was 7.388 percent and 2.866 percent, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

The final rule became effective for the Bank on January 1, 2015. The capital conservation buffer was phased in until it reached 2.5 percent in 2019. The Bank currently complies with the minimum capital requirements set forth in the final rule.

On September 17, 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9.0 percent for institutions under $10.0 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. On November 4, 2019, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board jointly issued a final rule that permits insured depository institutions and depository institution holding companies to implement the simplifications to the capital rule on January 1, 2020, rather than April 1, 2020. These banking organizations may elect to use the revised effective date of January 1, 2020, or wait until the quarter beginning April 1, 2020. The Bank has opted-in to the CBLR. Pursuant to the CARES Act, the federal banking regulators in April, 2020 issued interim final rules to set the CBLR at 8.0 percent beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the CBLR increased to 8.5 percent for the calendar year. As of January 1, 2022, the CBLR requirement returned to 9.0 percent.

The following table presents information as to the Bank’s capital levels. The Company will be subject to the larger capital requirements at March 31, 2023.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2022
Bank
Community Bank Leverage Ratio	327,806	9.86	265,557	8.00	298,752	9.00

As of December 31, 2021
Bank
Community Bank Leverage Ratio	$299,247	9.92%	$211,177	7.00%	$256,429	8.50%

As of December 31, 2022 and 2021, the most recent notification from the Bank’s regulators categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

On December 11, 2020 the Company authorized another stock repurchase plan, which would allow it to repurchase up to 500,000 shares of stock. On October 17, 2022, the Company authorized an amendment to its stock repurchase program to increase the number of shares yet to be repurchased from 82,350 shares to a total number of 500,000 shares. The Company repurchased 198,976 shares during the year ended December 31, 2022.

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

The following tables set forth the Pension Plan's funded status at December 31, 2022 and 2021 and components of net periodic pension cost for the years ended December 31, 2022 and 2021:

Change in Benefit Obligation:	December 31,
	2022	2021
	(In Thousands)
Benefit obligation, beginning of year	$6,492	$8,194
Interest cost	178	201
Actuarial (gain) loss	(1,362)	(929)
Benefits paid	(363)	(459)
Lump sum distributions	(10)	(515)
Benefit obligation, ending	$4,935	$6,492
Change in Plan Assets:
Fair value of assets, beginning of year	$7,144	$7,112
Actual return on plan assets	(806)	1,006
Benefits paid	(363)	(459)
Lump sum distributions	(10)	(515)
Fair value of assets, ending	$5,965	$7,144
Reconciliation of Funded Status:
Projected benefit obligation	$4,935	$6,492
Fair value of assets	5,965	7,144
Funded (unfunded) status, included in other liabilities, net	$1,030	$652
Valuation assumptions used to determine benefit obligation at period end:
Discount rate	5.02%	2.83%
Salary increase rate	N/A	N/A

Net Periodic Pension Expense:	December 31,
	2022	2021
	(In Thousands)
Interest cost	$178	$201
Expected return on assets	(417)	(413)
Amortization of net loss	66	635
Net Periodic Pension Cost and Settlements	$(173)	$423
Valuation assumptions used to determine net periodic benefit cost for the year:
Discount rate	2.83%	2.52%
Long term rate of return on plan assets	6.00%	6.00%
Salary increase rate	N/A	N/A

At December 31, 2022 and December 31, 2021, unrecognized net losses of $559,000 and $707,000, respectively, were included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30.

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

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
	Minimum	Target	Maximum
Equity
Large-Cap U.S.		38%
Mid/Small-Cap U.S.		16%
Non-U.S.		1%
Total-Equity	40%	55%	60%

Fixed Income
Long/Short Duration		44%
Money Market/Certificates of Deposit		1%
Total-Fixed Income	40%	45%	60%

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

Note 12 - Benefits Plan (continued)

The fair values of the Pension Plan assets at December 31, 2022, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$1,052	$1,052	$-	$-
Large-Cap Growth (b)	170	170	-	-
Diversified Emerging Markets (f)	96	96	-	-
Large Blend (d)	957	957	-	-
Technology (g)	96	96	-	-
Mutual Funds-Fixed Income
Long Government (h)	48	48	-	-
Multi-Sector Bond (c)	1,244	1,244	-	-
High Yield Bond (e)	622	622	-	-
Intermediate Core Bond (i)	670	670
BCB Common Stock	932	932	-	-
Cash Equivalents
Money Market	$78	$78	$-	$-
Total	$5,965	$5,965	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2021, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$1,021	$1,021	$-	$-
Large-Cap Growth (b)	259	259	-	-
Diversified Emerging Markets (f)	247	247	-	-
Large Blend (d)	1,748	1,748	-	-
Technology (g)	305	305	-	-
Mutual Funds-Fixed Income
Long Government (h)	204	204	-	-
Multi-Sector Bond (c)	1,047	1,047	-	-
High Yield Bond (e)	732	732	-	-
Intermediate Core Bond (i)	737	737	-	-
BCB Common Stock	800	800	-	-
Cash Equivalents
Money Market	$44	44	$-	$-
Total	$7,144	$7,144	$-	$-

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

Note 12 - Benefits Plan (continued)

The Company does not expect to contribute, based upon actuarial estimates, to the Pension Plan in 2023.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2023	$409
2024	395
2025	399
2026	398
2027	398
2028-2032	1,835

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

On September 30, 2022, awards of 36,000 shares of restricted stock, in aggregate, were declared for certain executive officers of the Bank and the Company, which fully vested on November 30, 2022. On January 12, 2022, awards of 33,000 shares of restricted stock were declared for members of the Board of Directors of the Bank and the Company, which vest over a 4-year period, commencing on the anniversary of the award date.

On February 10, 2021, awards of 26,400 shares of restricted stock, in aggregate, were awarded to members of the Board of Directors of the Bank and the Company, which vest over a 4-year period, commencing on the anniversary of the award date. On February 19, 2021, an award of 300 shares of restricted stock was awarded to an officer of the Bank and the Company, which vests over a 2-year period, commencing on the anniversary of the award date.

The following table presents the share-based compensation expense for the years ended December 31, 2022 and 2021 (Dollars in Thousands).

	Years Ended December 31,
	2022	2021
Stock Option Expense	$216	$230
Restricted Stock Expense	916	187
Total share-based compensation expense	$1,132	$417

The following is a summary of the status of the Company’s restricted shares as of December 31, 2022.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	24,300	$ 12.89
Granted	69,000	13.05
Vested	(45,150)	13.18
Forfeited	-	-
Non-vested at December 31, 2022	48,150	$ 14.83

The remaining non-vested restricted shares outstanding as of December 31, 2022 will be charged to expense in 2023-2025, totaling $494,000

Note 12 - Benefits Plan (continued)

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2021	1,192,348	$8.93-13.32	$11.45	6.04	$333
Options forfeited	-	-	-	-	-
Options exercised	(70,723)	8.93-12.46	9.87	-	-
Options granted	72,800	12.89-13.68	12.96	-	-
Options expired	-	-	-	-	-
Outstanding at December 31, 2021	1,194,425	$9.02-13.68	$11.64	5.44	$4,528
Options forfeited	-	-	-	-	-
Options exercised (1)	(157,450)	9.03-13.68	11.10	-	-
Options granted	-	-	-	-	-
Options expired	-	-	-	-	-
Outstanding at December 31, 2022	1,036,975	$9.03-13.68	$11.72	4.47	$6,502
Exercisable at December 31, 2022	806,535

__________

(1) Includes 84,604 and 31,432 cashless exercise of options during 2022 and 2021, respectively.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 230,440 shares of unvested options outstanding as of December 31, 2022, is $387,000 and will be recognized over a weighted average period of 3.72 years.

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

There were no options awarded during the year ended December 31, 2022.

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

The SERP Agreement is an unfunded arrangement maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code.  The cost of the benefit is being amortized over a three-year vesting period beginning in 2021. In 2022, the Bank recorded compensation expense of $328,000 related to the Plan. The anticipated expense for the years ended December 31, 2023 and December 31, 2024 is $350,000 and $45,000, respectively. The Bank has elected to fund the retirement benefit by purchasing annuities that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreement, totaling $1.81 million, which is included in other assets.

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

Note 14 – Goodwill and Other Intangible Assets

The Company’s intangible assets consist of goodwill and core deposit intangibles in connection with acquisitions. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.

Amortization expense of the core deposit intangibles was $49,000 and $57,000 for the years ended December 31, 2022 and December 31, 2021, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2022 was $129,000 and $5.2 million, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2021 was $178,000 and $5.2 million, respectively.

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

The Company conducts impairment analysis on goodwill at least annually or more often as conditions require. Pursuant to ASC 350-20-35, the Company conducted a qualitative assessment of goodwill as of October 31, 2022, and determined that it was more likely than not that goodwill was not impaired. Accordingly, there was no impairment at December 31, 2022.

The Company performed interim analyses of goodwill impairment each quarter in 2021 due to a triggering event of the stock price falling below the Company's calculated book value, largely related to the effects of the COVID-19 pandemic. Pursuant to ASC 350-20-35-70, the Company elected to proceed to a quantitative assessment of goodwill at October 31, 2020 to compare its fair value with its carrying amount. ASC Topic 820 - (Fair Value Measures and Disclosures) defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company determined that the Income and Market Approach were deemed appropriate in determining the fair value of the Bank, which as the primary reporting unit of the Company, is the reporting unit to which goodwill applies. Based on the results of this assessment, the Company determined that the fair value of goodwill was in excess of its carrying amounts and therefore there was no impairment at December 31, 2021.

Note 15 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors of the Company, and compliance with regulatory requirements. State and federal law and regulations impose limitations on the Bank’s ability to pay dividends to the Company. Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and either the Bank will have a surplus of not less than 50 percent of its capital stock or the payment of the dividend will not reduce the Bank’s surplus. During 2022 and 2021, the Bank paid the Company total dividends of $22,338,000 and $15,885,000, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

Note 16 - Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2022	2021
	(In Thousands)
Current income tax expense:
Federal	$12,323	$8,736
State	6,215	6,257
	18,538	14,993
Deferred income tax benefit:
Federal	(967)	(571)
State	(40)	(404)
	(1,007)	(975)
Total Income Tax Expense	$17,531	$14,018

Note 16 - Income Taxes (continued)

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2022	2021
Deferred income tax assets:	(In Thousands)
Allowance for loan losses	$9,253	$10,610
Other real estate owned expenses	2	11
Non-accrual interest	279	361
Benefit plan-accumulated other comprehensive loss	159	234
Purchase accounting adjustment on loans receivable acquired	752	1,277
Net operating loss carry forwards	1,263	1,359
Lease liability	3,961	3,645
Unrealized loss on securities	2,974	-
Other	2,783	1,509
	21,426	19,006
Deferred income tax liabilities:
Purchase accounting adjustment on premises and equipment acquired	74	77
Right-of-use assets	3,865	3,561
Unrealized gain on securities	-	1,028
SBA servicing asset	368	520
Borrowing modification	440	597
Benefit plans	217	264
	4,964	6,047
Net Deferred Tax Asset	$16,462	$12,959

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2022	2021
	(In Thousands)
Balance at beginning of year:	$12,959	$12,574
Deferred tax benefit	1,007	975
Other comprehensive income
Available for sale securities	2,560	60
Benefit plan	(64)	(650)
Balance at end of year	$16,462	$12,959

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

In conjunction with the Company’s acquisition of IA Bancorp in 2018, the Company acquired a federal net operating loss carry forward of $8.7 million. This carry forward is available for use through 2035; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $459,000 annually on a cumulative basis (portions of the $459,000 not used in a particular year may be added to subsequent usage). At December 31, 2022 and 2021, the Company had approximately $6.0 million and $6.5 million remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes.

Note 16 - Income Taxes (continued)

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 21.0 percent to income before income tax expense.

	Years Ended December 31,
	2022	2021
	(In Thousands)
Federal income tax expense at statutory rate	$13,253	$10,134
Increases in income taxes resulting from:
State income tax , net of federal income tax effect	4,878	4,684
Tax-exempt income	(63)	(45)
Bank-owned life insurance earnings	(561)	(620)
Other items, net	24	(135)
Effective Income Tax Expense	$17,531	$14,018
Effective Income Tax Rate	27.8%	29.0%

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

Outstanding loan related commitments were as follows:

	December 31,
	2022	2021
	(In Thousands)
Loan origination commitments	$165,579	$67,392
Standby letters of credit	3,701	3,309
Construction loans in process	96,905	84,195
Unused lines of credit	218,865	114,779
	$485,050	$269,675

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

Leases

At December 31, 2022, the Company leased 27 of its offices under various operating lease agreements. The leases have remaining terms of 1 year to 12 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

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

Note 17- Commitments and Contingencies (continued)

The following tables present certain information related to the Company’s lease obligations (in thousands):

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Operating lease cost	$3,758	$3,711
Variable lease cost-operating leases	1,002	976
	$4,760	$4,687

	At December 31, 2022	At December 31, 2021
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$13,520	$12,457

Operating Lease Liabilities:
Current liabilities	$3,062	$3,296
Operating lease liabilities (noncurrent portion)	12,218	10,529
Imputed interest	(1,421)	(1,073)
Total operating lease liabilities	$13,859	$12,752

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

Weighted Average Remaining Lease Term
Operating leases	6.49	years	5.99	years

Weighted Average Discount Rate
Operating leases	2.83%		2.60%

The following table summarizes the Company’s maturity of lease obligations for operating leases at December 31, 2022 (in thousands):

Maturities of lease liabilities (discounted):
At December 31, 2022
Operating Leases
One year or less	$3,062
Over one year through three years	4,766
Over three years through five years	3,496
Over five years	3,956
Gross Operating Lease Liabilities	$15,280
Imputed Interest	(1,421)
Total Operating Lease Liabilities	$13,859

Legal Contingencies

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2022, the Company was not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

For assets and liabilities measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2022:
Securities Available for Sale
Debt Securities Available for Sale	$91,715	$-	$91,715	$-
Marketable Equities	17,686	17,686	-	-
Total Securities Available for Sale	$109,401	$17,686	$91,715	$-

As of December 31, 2021:
Securities Available for Sale
Debt Securities Available for Sale	$85,186	$-	$85,186	$-
Marketable Equities	25,187	25,187	-	-
Total Securities Available for Sale	$110,373	$25,187	$85,186	$-

For assets and liabilities measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2022:
Impaired loans	$5,587	$-	$-	$5,587
Other real estate owned	$75	$-	$-	$75

As of December 31, 2021:
Impaired loans	$14,796	$-	$-	$14,796
Other real estate owned	$75	$-	$-	$75

Certain impaired loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses.  The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses.  Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.  Losses (recoveries) on impaired loans for the years ended December 31, 2022 and 2021 were ($5.0) million and $5.7 million respectively.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2022:
Impaired Loans	$5,587	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Note 18- Fair Value Measurements and Fair Value of Financial Instruments (continued)

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2021:
Impaired Loans	$14,796	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2022 and 2021:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2022 and 2021 consists of the loan balances of $8,371,000 and $22,624,000 net of a valuation allowance of $2,784,000 and $7,828,000, respectively.

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

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2022 and 2021:

	As of December 31, 2022
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$229,359	$229,359	$229,359	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	91,715	91,715	-	91,715	-
Equity investments	17,686	17,686	17,686	-	-
Loans held for sale	658	658	-	658	-
Loans receivable, net	3,045,331	2,876,925	-	-	2,876,925
FHLB of New York stock, at cost	20,113	20,113	-	20,113	-
Accrued interest receivable	13,455	13,455	-	13,455	-

Financial liabilities:
Deposits	2,811,607	2,499,978	1,713,754	786,224	-
Debt	382,261	377,227	-	377,227	-
Subordinated debentures	37,508	40,113	-	40,113	-
Accrued interest payable	3,073	3,073	-	3,073	-

	As of December 31, 2021
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$411,629	$411,629	$411,629	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	85,186	85,186	-	85,186	-
Equity investments	25,187	25,187	25,187	-	-
Loans held for sale	952	952	-	952	-
Loans receivable, net	2,304,942	2,313,204	-	-	2,313,204
FHLB of New York stock, at cost	6,084	6,084	-	6,084	-
Accrued interest receivable	9,183	9,183	-	9,183	-

Financial liabilities:
Deposits	2,561,402	2,520,191	1,881,121	639,070	-
Debt	71,711	71,214	-	71,214	-
Subordinated debentures	37,275	45,020	-	45,020	-
Accrued interest payable	1,051	1,051	-	1,051	-

+

Note 19 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2022	2021
	(In Thousands)

Net unrealized loss on securities available for sale	$(7,887)	$2,440
Tax effect	1,955	(605)
Net of tax amount	(5,932)	1,835

Benefit plan adjustments	(718)	(930)
Tax effect	159	223
Net of tax amount	(559)	(707)

Accumulated other comprehensive loss	$(6,491)	$1,128

Note 20 - Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2022	2021
	(In Thousands)
Assets
Cash and due from banks	$1,553	$3,812
Investment in subsidiaries	327,960	307,165
Restricted common stock	124	124
Other assets	110	1,331
Total assets	329,747	312,432
Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$37,508	$37,275
Other Liabilities	985	1,133
Total liabilities	38,493	38,408
Stockholder's Equity	291,254	274,024
Total Liabilities and Stockholders' Equity	$329,747	$312,432

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2022	2021
	(In Thousands)
Dividends from Bank	$22,338	$15,885
Interest and dividends from investments	-	-
Total Income	22,338	15,885
Interest expense, borrowed money	2,299	2,230
Other	366	353
Total Expense	2,665	2,583
Income before Income Tax Expense and Equity in Undistributed Earnings of Subsidiaries	19,673	13,302
Income tax benefit	(843)	(777)
Income before Equity in Undistributed Earnings of Subsidiaries	20,516	14,079
Equity in undistributed earnings of subsidiaries	25,063	20,161
Net Income	$45,579	$34,240

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2022	2021
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$45,579	$34,240
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	233	233
Equity in undistributed earnings of subsidiaries	(25,063)	(20,161)
Decrease (increase) in other assets	1,223	(781)
(Decrease) increase in other liabilities	(149)	10
Net Cash Provided By Operating Activities	21,823	13,541
Cash Flows from Investing Activities
Additional investment in subsidiary	(2,220)	(289)
Net Cash Used In Investing Activities	$(2,220)	$(289)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	6,810	3,200
Redemption of preferred stock	(14,730)	-
Proceeds from issuance of common stock	639	765
Cash dividends paid	(11,175)	(10,935)
Purchase of treasury stock	(3,406)	(4,207)
Net Cash Provided by (Used in) Financing Activities	(21,862)	(11,177)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,259)	2,075
Cash and Cash Equivalents - Beginning	$3,812	$1,737
Cash and Cash Equivalents - Ending	$1,553	$3,812

Note 21 - Subsequent Events

Subsequent Events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.

On January 26, 2023, the Company declared a cash dividend of $0.16 per share and was paid to stockholders on February 17, 2023, with a record date of February 3, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2022 is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wolf and Company, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2022 that appears in Item 8 of this Form 10-K.

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

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), including the sections entitled “Biographical Information Regarding Nominees, Continuing Directors and Named Executive Officers”, is incorporated herein by reference.

In addition, the information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics” and “The Audit Committee” of the 2023 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The sections of the 2023 Proxy Statement entitled “Executive Compensation” and “The Compensation Committee” are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the 2023 Proxy Statement entitled “Equity Compensation Plan Information”, “Voting Securities And Principal Holders Thereof”, and ““Proposal I—Election of Directors” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2023 Proxy Statement entitled “Related Party Transactions” and “Proposal I-Election of Directors—Board Independence” are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the sections of the 2023 Proxy Statement entitled “PROPOSAL II - RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Fees Paid to Wolf & Company, P.C.” and “---Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of December 31, 2022 and 2021

(C) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b) Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc. (1)
3.2	Bylaws of BCB Bancorp, Inc. (2)
4.1	Specimen Stock Certificate (3)
4.2	Description of Common Stock (4)
4.3	Form of Subordinated Note Purchase Agreement (5)
4.4	Form of Subordinated Note (6)
10.1	BCB Community Bank 2002 Stock Option Plan (7)
10.2	BCB Community Bank 2003 Stock Option Plan (8)
10.3	Amendment to 2002 and 2003 Stock Option Plans (9)
10.4	2005 Director Deferred Compensation Plan (10)
10.5	Employment Agreement with Thomas M. Coughlin (11)
10.6	BCB Bancorp, Inc. 2011 Stock Option Plan (12)
10.7	BCB Bancorp, Inc. 2018 Equity Incentive Plan (13)
10.8	Defined Benefit Supplemental Executive Retirement Plan (14)
10.9	Employment Agreement with Kenneth G. Emerson (15)
10.10	Employment Agreement with Ryan Blake (16)
10.11	Employment Agreement with Sandra L. Sievewright (17)
10.12	Employment Agreement with Wing K. Siu (18)
10.13	Employment Agreement with Jawad Chaudhry (19)
14	Code of Ethics (20)
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm – Wolf & Company, P.C..
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______

(1)Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2022.

(2)Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on February 22, 2023.

(3)Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

(4)Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020.

(5)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2018.

(6)Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2018.

(7)Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with Securities and Exchange Commission on January 26, 2004.

(8)Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with Securities and Exchange Commission on January 26, 2004.

(9)Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

(10)Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, (Commission File Number 333-128214) originally filed with the Securities and Exchange Commission on September 9, 2005.

(11)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 29, 2022.

(12)Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Shareholders (File No. 000-50275), filed by the Company with the Securities and Exchange Commission on Schedule 14A on March 28, 2011.

(13)Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Stockholders by the Company with the Securities and Exchange Commission on March 26, 2018.

(14)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 3, 2022.

(15)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on February 23, 2022.

(16)Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2022.

(17)Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2022.

(18)Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2022.

(19)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 29, 2022.

(20)Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 9, 2023	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Coughlin
Thomas Coughlin	President, Chief Executive Officer and Director	March 9, 2023
(Principal Executive Officer)

/s/ Jawad Chaudhry
Jawad Chaudhry	Chief Financial Officer	March 9, 2023
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 9, 2023

/s/ Robert Ballance
Robert Ballance	Director	March 9, 2023

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 9, 2023

/s/ James E. Collins
James E. Collins	Director	March 9, 2023

/s/ Vincent DiDomenico, Jr.
Vincent DiDomenico, Jr.	Director	March 9, 2023

/s/ Joseph Lyga
Joseph Lyga	Director	March 9, 2023

/s/ John Pulomena
John Pulomena	Director	March 9, 2023

/s/ James Rizzo
James Rizzo	Director	March 9, 2023

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 9, 2023