Form 10-Q
period 2023-03-31
BCB BANCORP INC
filed 2023-05-04
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 2, 2023, BCB Bancorp, Inc., had 16,843,767 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Cash and amounts due from depository institutions	$13,213	$11,520
Interest-earning deposits	247,862	217,839
Total cash and cash equivalents	261,075	229,359

Interest-earning time deposits	735	735
Debt securities available for sale	86,988	91,715
Equity investments	14,458	17,686
Loans held for sale	-	658
Loans receivable, net of allowance for credit losses
of $28,882 and $32,373 respectively (1)	3,231,864	3,045,331
Federal Home Loan Bank of New York stock, at cost	26,875	20,113
Premises and equipment, net	10,106	10,508
Accrued interest receivable	14,717	13,455
Other real estate owned	75	75
Deferred income taxes	15,178	16,462
Goodwill and other intangibles	5,359	5,382
Operating lease right-of-use assets	15,111	13,520
Bank-owned life insurance ("BOLI")	72,077	71,656
Other assets	8,438	9,538
Total Assets	$3,763,056	$3,546,193

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$604,935	$613,910
Interest-bearing deposits	2,262,274	2,197,697
Total deposits	2,867,209	2,811,607
FHLB advances	532,399	382,261
Subordinated debentures	37,566	37,508
Operating lease liability	15,436	13,859
Other liabilities	12,828	9,704
Total Liabilities	3,465,438	3,254,939

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,123 shares Series H 3.5% and Series I 3.0%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital preferred stock	21,003	21,003
Common stock: no par value; 40,000,000 shares authorized; issued 20,002,738 and 19,898,197 at March 31, 2023 and December 31, 2022, respectively, outstanding 16,883,767 and 16,930,979, at March 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital common stock	197,197	196,164
Retained earnings	123,121	115,109
Accumulated other comprehensive loss	(6,613)	(6,491)
Treasury stock, at cost, 3,118,971 and 2,967,218 shares at March 31, 2023 and December 31, 2022, respectively	(37,090)	(34,531)
Total Stockholders' Equity	297,618	291,254
Total Liabilities and Stockholders' Equity	$3,763,056	$3,546,193

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2023. Prior year periods have not been restated.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$38,889	$26,321
Mortgage-backed securities	186	159
Other investment securities	1,120	948
FHLB stock and other interest earning assets	2,157	296
Total interest income	42,352	27,724

Interest expense:
Deposits:
Demand	3,154	758
Savings and club	118	108
Certificates of deposit	6,453	980
	9,725	1,846
Borrowings	5,156	806
Total interest expense	14,881	2,652

Net interest income	27,471	25,072
Provision (credit) for loan losses (1)	622	(2,575)

Net interest income after provision (credit) for loan losses	26,849	27,647

Non-interest income:
Fees and service charges	1,098	1,214
BOLI income	421	755
Gain on sales of loans	6	65
Realized and unrealized (losses) on equity investments	(3,227)	(2,685)
Other	38	51
Total non-interest income	(1,664)	(600)

Non-interest expense:
Salaries and employee benefits	7,618	6,736
Occupancy and equipment	2,552	2,695
Data processing and communications	1,665	1,465
Professional fees	566	494
Director fees	265	321
Regulatory assessments	536	304
Advertising and promotional	278	141
Other real estate owned, net	1	1
Other	373	802
Total non-interest expense	13,854	12,959

Income before income tax provision	11,331	14,088
Income tax provision	3,225	4,136

Net Income	$8,106	$9,952
Preferred stock dividends	173	276
Net Income available to common stockholders	$7,933	$9,676

Net Income per common share-basic and diluted
Basic	$0.47	$0.57
Diluted	$0.46	$0.56

Weighted average number of common shares outstanding
Basic	16,949	16,980
Diluted	17,208	17,343

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2023. Prior year periods have not been restated.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended March 31,
	2023	2022

Net Income	$8,106	$9,952
Other comprehensive loss, net of tax:
Unrealized gains (losses) on available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	13	(3,195)
Tax Effect	(135)	792
Other comprehensive loss	(122)	(2,403)
Comprehensive income	$7,984	$7,549

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254
Effect of Adopting ASU No. 2016 -13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	8,106	-	-	8,106
Other comprehensive loss	-	-	-	-	-	(122)	(122)
Exercise of stock options (61,000 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	106	-	-	-	106
Treasury Stock Purchases (151,753 shares)	-	-	-	-	(2,559)	-	(2,559)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(173)	-	-	(173)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,687)	-	-	(2,687)
Dividend reinvestment plan			104	(104)			-
Stock Purchase Plan	-	-	405	-	-	-	405
Balance at March 31, 2023	$-	$-	$218,200	$123,121	$(37,090)	$(6,613)	$297,618

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2022	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024
Net income	-	-	-	9,952	-	-	9,952
Other comprehensive loss			-	-	-	(2,403)	(2,403)
Stock-based compensation expense	-	-	95	-	-	-	95
Treasury Stock Purchases (515 shares)	-	-	-	-	(8)	-	(8)
Dividends payable on Series D 4.5%, Series H 3.5%, and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(276)	-	-	(276)
Redemption of Series G Preferred Stock	-	-	(5,330)	-	-	-	(5,330)
Issuance of Series I Preferred Stock	-	-	2,620	-	-	-	2,620
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,601)	-	-	(2,601)
Dividend reinvestment plan	-	-	114	(114)			-
Stock Purchase Plan	-	-	86	-	-	-	86
Balance at March 31, 2022	$-	$-	$220,435	$88,132	$(31,133)	$(1,275)	$276,159

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$8,106	$9,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	478	629
Amortization and accretion, net	(474)	(375)
Provision (credit) for loan losses	622	(2,575)
Deferred income tax expense	1,149	735
Loans originated for sale	-	(2,452)
Proceeds from sales of loans	664	3,144
Gain on sales of loans originated for sale	(6)	(65)
Realized and unrealized losses on equity investments	3,227	2,685
Stock-based compensation expense	106	95
BOLI income	(421)	(755)
Increase in accrued interest receivable	(1,262)	(410)
Decrease (increase) in other assets	1,100	(107)
Increase (decrease) in accrued interest payable	1,304	(497)
Increase in other liabilities	1,821	1,748
Net Cash Provided by Operating Activities	16,414	11,752
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	4,661	3,068
Purchases of securities available for sale	-	(7,488)
Proceeds from sales of securities available for sale	-	1,233
Net increase in loans receivable	(183,527)	(87,723)
Additions to premises and equipment	(76)	(38)
Purchase of Federal Home Loan Bank of New York stock	(6,762)	(44)
Net Cash Used In Investing Activities	(185,704)	(90,992)
Cash flows from financing activities:
Net increase in deposits	55,602	69,773
Proceeds from Federal Home Loan Bank of New York Long Term Advances	50,000	-
Net proceeds from Federal Home Loan Bank of New York Short Term Advances	100,000	-
Purchases of treasury stock	(2,559)	(8)
Cash dividends paid on common stock	(2,687)	(2,601)
Cash dividends paid on preferred stock	(173)	(276)
Net proceeds from issuance of common stock	405	86
Net proceeds from issuance of preferred stock	-	2,620
Payments for redemption of preferred stock	-	(5,330)
Exercise of Stock Options	418	-
Net Cash Provided by Financing Activities	201,006	64,264

Net (Decrease) Increase in Cash and Cash Equivalents	31,716	(14,976)
Cash and Cash Equivalents-Beginning	229,359	411,629

Cash and Cash Equivalents-Ending	$261,075	$396,653

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$797	$411
Interest	13,578	3,150

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between December 31, 2022 and the date these consolidated financial statements were issued.

Risks and Uncertainties - The occurrence of events which adversely affect the global, national and regional economies may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us, including banking, borrowing and other financial transactions. A strong and stable economy at each of the local, federal and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control which disrupt the New Jersey, New York, United States and/or global economy may therefore negatively impact our business and financial condition. A public health crisis such as the COVID-19 pandemic is no exception, and its adverse health and economic effects may adversely impact our business and financial condition.

Note 2 - Recent Accounting Pronouncements

In December 2022, the financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective upon issuance. The FASB had previously issued 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments in 2020 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 were elective and applied to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The company does not expect such adoption of the new ASU to have an impact on the Company’s consolidated financial instruments.

The Company adopted ASU 2016-13 on January 1, 2023 for all financial assets measured at amortized cost and off-balance sheet credit exposures using the modified retrospective method. Results for the three months ended March 31, 2023 are presented under Accounting Standards Codification 326, Financial Instruments – Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1,2023, the Company recorded a $4.2 million decrease in allowance for credit losses on loans that is referred to as the current expected credit loss (“CECL”) methodology (previously allowance for loan losses), an elimination of $1.1 million of reserves related to acquired loans, and a $1.3 million increase related to allowance for off balance sheet credit exposures included in other liabilities section of the consolidated statements of financial condition, which resulted in a total cumulative effect adjustment of $2.9 million and an increase to retained earnings a component of the stockholders’ equity(net of tax). Further information regarding the impact of CECL can be found in Note 7 – Loan Receivable and Allowance for Credit Losses.

Allowance for Credit Losses

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated statement of financial condition. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the Consolidated Statement of Financial Condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense.

Allowance for Credit Losses on Loans Receivable

The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Individually evaluated loans are primarily non-accrual and collateral dependent loans. Furthermore, the Company evaluates the pooling methodology at least annually to ensure that loans with similar risk characteristics are pooled appropriately. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 7 – Loan Receivables and Allowance for Credit Losses.

Individually Evaluated Loans

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. As noted above, the allowance for credit losses on unfunded loan commitments is included in other liabilities on the consolidated statement of financial condition and the related credit expense is recorded in other non-interest expense in the consolidated statements of income.

Allowance for Credit Losses on Available for Sale Securities

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rate by major agencies and have a long history of no credit losses.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Note 3 – Reclassification

Certain amounts have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

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

On January 31, 2023, awards of 27,000 shares of restricted stock, in aggregate were declared for members of the Board of Directors of the Bank and the company, which vest over a 4-year period, commencing on the anniversary of the award date.

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of March 31, 2023 and 2022.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	48,150	$14.83
Granted	27,000	17.99
Vested	(13,650)	14.60
Forfeited	-	-
Non-vested at March 31, 2023	61,500	$16.27

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	26,700	$12.89
Granted	33,000	16.00
Vested	(6,750)	12.89
Forfeited	-	-
Non-vested at March 31, 2022	52,950	$14.83

Restricted stock expense for the three months ended March 31, 2023 and March 31, 2022 was $73,000 and $50,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of March 31, 2023 was approximately $883,000 over a weighted average period of 3.16 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of March 31, 2023.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2023	1,036,975	$9.03-13.68	$11.72

Options granted	-	-	-
Options exercised	(61,000)	9.03	9.03
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2023	975,975	$10.55-13.68	$11.89

As of March 31, 2023, stock options which were granted and were exercisable totaled 771,535. It is Company policy to issue new shares upon share option exercise.

Compensation expense for the three months ended March 31, 2023 and March 31, 2022 was $33,000 and $45,000, respectively. Expected future compensation expense relating to the 204,440 shares of unvested options outstanding as of March 31, 2023 was $359,000 over a weighted average period of 3.52 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2023 and 2022, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the three months ended March 31, 2023 and 2022, there were no outstanding options considered to be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income available to common stockholders	$7,933			$9,676

Basic earnings per share:
Income available to common stockholders	$7,933	16,949	$0.47	$9,676	16,980	$0.57

Effect of dilutive securities:
Stock options	-	259		-	363

Diluted earnings per share:
Income available to common stockholders	$7,933	17,208	$0.46	$9,676	17,343	$0.56

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March, 2023 and 2022:

	For the three months ended March 31,
(In Thousands)	2023	2022
Net losses recognized during the period on equity securities held at the reporting period	$(3,227)	$(2,626)
Net losses recognized during the period on equity securities sold during the period	-	(59)
Realized and unrealized losses on equity investments during the reporting period	$(3,227)	$(2,685)

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March 31, 2023 and December 31, 2022:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$446	$-	$12	$434
More than five to ten years	5,280	-	315	4,965
More than ten years	22,234	-	2,879	19,355
Sub-total:	27,960	-	3,206	24,754

Corporate Debt securities:
Less than one year	7,306	-	110	7,196
More than five to ten years	59,596	-	4,558	55,038
Sub-total:	66,902	-	4,668	62,234

Total securities	$94,862	$-	$7,874	$86,988

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than five to ten years	$5,445	$-	$350	$5,095
More than ten years	23,210	-	3,435	19,775
Sub-total:	28,655	-	3,785	24,870

Corporate Debt securities:
Due within one year	7,321		91	7,230
More than five to ten years	59,629	-	4,005	55,624
Sub-total:	66,950	-	4,096	62,854

Municipal obligations:
Due after ten years	3,997	-	6	3,991
Sub-total:	3,997	-	6	3,991

Total Debt Securities Available	$99,602	$-	$7,887	$91,715

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2023
Residential mortgage-backed securities	$3,575	$164	$21,179	$3,042	$24,754	$3,206
Corporate Debt securities	44,440	2,851	16,494	1,817	60,934	4,668
	$48,015	$3,015	$37,673	$4,859	$85,688	$7,874

December 31, 2022
Residential mortgage-backed securities	$17,362	$2,022	$7,508	$1,763	$24,870	$3,785
Corporate Debt Securities	51,607	3,199	9,948	897	61,555	4,096
Muni Bond	3,991	6	-	-	3,991	6
	$72,960	$5,227	$17,456	$2,660	$90,416	$7,887

Note 7 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of March 31, 2023 and December 31, 2022 by segment and class:

	March 31, 2023	December 31, 2022
	(In Thousands)
Residential one-to-four family	$246,683	$250,123
Commercial and multi-family	2,466,932	2,345,229
Construction	162,553	144,931
Commercial business(1)	327,598	282,007
Home equity(2)	58,822	56,888
Consumer	3,383	3,240
	3,265,971	3,082,418

Less:
Deferred loan fees, net	(5,225)	(4,714)
Allowance for credit losses(3)	(28,882)	(32,373)

Total Loans, net	$3,231,864	$3,045,331

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

(3) The company adopted ASU 2016-13 on January 1, 2023 with a modified retrospective approach. Accordingly, at March 31, 2023, the allowance for credit losses was determined in accordance with ASSC 326, “Financial Instruments-Credit Losses”.

Note 7 – Loans Receivable and Allowance for Credit Losses (Continued)

Allowance for Credit Losses

The Company engages a third-party vendor to assist in the CECL calculation and has established a robust internal governance framework to oversee the quarterly estimation process for the allowance for credit losses (“ACL”). The ACL calculation methodology relies on regression-based discounted cash flow (“DCF”) models that correlate relationships between certain financial metrics and external market and macroeconomic variables. Following are some of the key factors and assumptions that are used in the Company’s CECL calculations:

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

•estimated credit utilization rates based on the Company’s historical experience and future macroeconomic environment; and

•incorporation of qualitative factors not captured within the modeled results. The qualitative factors include but are not limited to changes in lending policies, business conditions, changes in the nature and size of the portfolio, portfolio concentrations, and external factors such as competition.

Allowance for Credit Losses are aggregated for the major loan segments, with similar risk characteristics, summarized below. However, for the purposes of calculating the reserves, these segments may be further broken down into loan classes by risk characteristics that include but are not limited to regulatory call codes, industry type, geographic location, and collateral type.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three ended March 31, 2023, and the related portion of the allowances for credit losses that is allocated to each loan class, as of March 31, 2023 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance December 31, 2022	$2,474	$21,749	$2,094	$5,367	$485	$24	$180	$32373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(7,123)	1,387	1,418	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	2,618	14,626	3,481	6,785	667	31	-	28,208

Charge-offs:	-	-	-	(1)	-	-	-	(1)
Recoveries:	12	-	-	25	16	-	-	53
Provision (credit):	(269)	340	369	182	(3)	3	-	622
Ending Balance, March 31, 2023	2,361	14,966	3,850	6,991	680	34	-	28,882

Ending Balance attributable to loans:
Individually evaluated	-	2	605	1,981	-	-	-	2,588
Collectively evaluated	2,361	14,964	3,245	5,010	680	34	-	26,294
Ending Balance, March 31, 2023	2,361	14,966	3,850	6,991	680	34	-	28,882

Loans Receivables:
Individually evaluated	358	10,114	3,217	3,684	212	358	-	17,943
Collectively evaluated	246,325	2,456,818	159,336	323,914	58,610	3,025	-	3,248,028
Total Gross Loans:	$246,683	$2,466,932	$162,553	$327,598	$58,822	$3,383	$-	$3,265,971
_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

The following table sets forth the activity in the Company’s allowance for credit losses for the three months ended March 31, 2022, and the related portion of the allowance for credit losses that is allocated to each class as of March 31, 2022 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)		Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2022	$4,094	$22,065	$2,231	$8,000	$533	-	$14	$182	$37,119

Charge-offs:	-	-	-	(766)	-		-	-	(766)
Recovery:	-	-	-	1	3		198	-	202
Provisions (credit):	(1,593)	(1,245)	(266)	901	(202)		(197)	27	(2,575)
Ending Balance March 31, 2022	$2,501	$20,820	$1,965	$8,136	$334		$15	$209	$33,980

Ending Balance attributable to loans:
Individually evaluated	$221	$618	$295	$6,000	$10		$-	$-	$7,144
Collectively evaluated	2,280	20,202	1,670	2,136	324		15	209	26,836
Ending Balance March 31, 2022	$2,501	$20,820	$1,965	$8,136	$334		$15	$209	$33,980

Loans Receivables:
Individually evaluated	$4,836	$24,901	$2,954	$7,517	$747		$-	$-	$40,955
Collectively evaluated	228,415	1,779,914	138,128	190,699	51,532		2,726	-	2,391,414
Total Gross Loans:	$233,251	$1,804,815	$141,082	$198,216	$52,279		$2,726	$-	$2,432,369

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the amount recorded in loans receivable at December 31, 2022. The table also details the amount of total loans receivable that are evaluated individually, and collectively, for impairment and the related portion of the allowance for credit losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance attributable to loans:
Individually evaluated	$196	$-	$518	$2,066	$4	$-	$-	$2,784
Collectively evaluated	2,278	21,749	1,576	3,301	481	24	180	29,589
Ending Balance, December 31, 2022	$2,474	$21,749	$2,094	$5,367	$485	$24	$180	$32,373

Loans Receivables:
Individually evaluated	$5,147	$15,397	$3,180	$3,821	$727	$-	$-	$28,272
Collectively evaluated	244,976	2,329,832	141,751	278,186	56,161	3,240	-	3,054,146
Total Gross Loans:	$250,123	$2,345,229	$144,931	$282,007	$56,888	$3,240	$-	$3,082,418

_____________________________
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

The Following table presents the activity in the allowance for credit losses on off balance sheet exposures for the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
(In thousands)
Allowance for Credit Losses:
Balance at December 31, 2022	$-
Impact of adopting ASU 2016-13 ("CECL") effective January 1, 2022	1,266
Provision for credit losses	(577)
Balance at March 31, 2023	$689

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did have any loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2023.

The following table sets forth the delinquency status of total loans receivable as of March 31, 2023:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$2,189	$-	$-	$2,189	$244,494	$246,683	$-
Commercial and multi-family	2,835	-	-	2,835	2,464,097	2,466,932	-
Construction	928	-	3,217	4,145	158,408	162,553	-
Commercial business(1)	369	-	804	1,173	326,425	327,598	-
Home equity(2)	249	-	499	748	58,074	58,822	499
Consumer	-	-	-	-	3,383	3,383	-
Total	$6,570	$-	$4,520	$11,090	$3,254,881	$3,265,971	$499

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at March 31, 2023 and December 31, 2022, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful. As of March 31, 2023, and December 31, 2022, non-accrual loans differed from the amount of total loans past due 90 days due to loans 90 days past due and still accruing, or loans that were previously 90 days past due which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the loan. There were $1.0 million at March 31, 2023 and $843,000 at December 31, 2022 in non-accrual loans that were less than ninety days past due.

	As of March 31, 2023	As of December 31, 2022
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$237	$243
Commercial and multi-family	340	346
Construction	3,217	3,180
Commercial business(1)	1,264	1,340
Home equity(2)	-	-

Total	$5,058	$5,109

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the three months ended March 31, 2023 and the twelve months ended December 31, 2022 would have been approximately $431,000 and $1.0 million, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on non-accrual status. At March 31, 2023 there were $499,000 of loans which were more than ninety days past due and still accruing interest. There were no loans more than ninety days past due and still accruing at December 31, 2022.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

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

7 – Substandard- Loans that are inadequately protected by current sound worth, paying capacity, and collateral support. Loans on “non-accrual” status. The loan needs special and corrective attention.

8 – Doubtful- Weaknesses in credit quality and collateral support make full collection improbable, but pending reasonable factors remain sufficient to defer the loss status.

9 – Loss- Continuance as a bankable asset is not warranted. However, this does not preclude future attempts at partial recovery.

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at March 31, 2023 and gross charge-offs for the three months ended March 31, 2023.

Loans by Year of Origination at March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$2,602	$54,989	$40,097	$32,801	$12,427	$103,409	$-	$-	$246,325
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	178	-	-	180	-	-	358
Total one-to-four family	$2,602	$54,989	$40,275	$32,801	$12,427	$103,589	$-	$-	$246,683

Commercial and multi-family
Pass	$165,350	$849,009	$232,502	$228,676	$55,126	$913,116	$-	$-	$2,443,779
Special Mention	-	-	-	-	-	13,039	-	-	13,039
Substandard	-	597	-	-	-	9,517	-	-	10,114
Total Commercial and multi-family	$165,350	$849,606	$232,502	$228,676	$55,126	$935,672	$-	$-	$2,466,932

Construction
Pass	$4,244	$65,049	$58,553	$19,388	$-	$5,880	$6,222	$-	$159,336
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	3,217	-	-	3,217
Total Construction	$4,244	$65,049	$58,553	$19,388	$-	$9,097	$6,222	$-	$162,553

Commercial business
Pass	$1,266	$320	3,040	5,394	$7,813	$41,161	$259,567	$-	$318,561
Special Mention	-	-	-	-	410	1,562	3,382	-	5,354
Substandard	-	-	-	-	-	3,313	370	-	3,683
Total Commercial business	$1,266	$320	$3,040	$5,394	$8,223	$46,036	$263,319	$-	$327,598

Home equity
Pass	$1,034	$1,757	$602	$815	$1,364	$7,511	$45,021	$506	$58,610
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	212	212
Total Home equity	$1,034	$1,757	$602	$815	$1,364	$7,511	$45,021	$718	$58,822

Consumer
Pass	$627	$533	$2,031	$129	$57	$-	$6	$-	$3,383
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$627	$533	$2,031	$129	$57	$-	$6	$-	$3,383

Total Loans	$175,123	$972,254	$337,003	$287,203	$77,197	$1,101,905	$314,568	$718	$3,265,971

Gross charge-offs	$-	$-	$-	$-	$-	$1	$-	$-	$1

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at December 31, 2022.

Loans by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$56,893	$40,465	$33,019	$12,959	$23,918	$82,144	$-	$-	$249,398
Special Mention	-	-	-	-	-	303	-	-	303
Substandard	-	179	-	-	-	243	-	-	422
Total one-to-four family	$56,893	$40,644	$33,019	$12,959	$23,918	$82,690	$-	$-	$250,123

Commercial and multi-family
Pass	$854,299	$234,441	$235,830	$55,752	$312,353	$628,191	$-	$-	$2,320,866
Special Mention	-	-	-	-	-	14,183	-	-	14,183
Substandard	599	-	-	-	8,000	1,581	-	-	10,180
Total Commercial and multi-family	$854,898	$234,441	$235,830	$55,752	$320,353	$643,955	$-	$-	$2,345,229

Construction
Pass	$51,783	$58,827	$17,518	$-	$1,794	$4,031	$7,798	$-	$141,751
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	3,180	-	-	-	3,180
Total Construction	$51,783	$58,827	$17,518	$-	$4,974	$4,031	$7,798	$-	$144,931

Commercial business
Pass	$70	$5,331	$5,470	$8,070	$22,940	$19,487	$212,402	$-	$273,770
Special Mention	-	-	-	431	-	1,600	2,385	-	4,416
Substandard	-	-	-	-	2,686	758	377	-	3,821
Total Commercial business	$70	$5,331	$5,470	$8,501	$25,626	$21,845	$215,164	$-	$282,007

Home equity
Pass	$1,541	$643	$830	$1,390	$1,465	$6,437	$43,857	$513	$56,676
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	212	212
Total Home equity	$1,541	$643	$830	$1,390	$1,465	$6,437	$43,857	$725	$56,888

Consumer
Pass	$994	$2,034	$139	$67	$-	$-	$6	$-	$3,240
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$994	$2,034	$139	$67	$-	$-	$6	$-	$3,240

Total Loans	$966,179	$341,920	$292,806	$78,669	$376,336	$758,958	$266,825	$725	$3,082,418

Note 8 – Stockholders’ Equity

On September 23, 2022, the Company closed a round of private placement of Series I Noncumulative Perpetual Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”), resulting in gross proceeds of $4,440,000 for 444 shares.

On May 1, 2022, the Company redeemed all 940 outstanding shares of it’s Series D 4.5% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $9.4 million.

On March 24, 2022, BCB Bancorp, Inc. (the “Company”) closed a round of private placement of Series I Noncumulative Perpetual Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”), resulting in gross proceeds of $2,620,000 for 260 shares.

On February 4, 2022, the Company redeemed all 533 outstanding shares of its Series G 6.0% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $5.3 million.

Note 9 – Bank Owned Life Insurance

BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At March 31, 2023 the Bank had $72.1 million in BOLI. BOLI is recorded at its net realizable value.

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

The Company believes that the fair values of its goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at March 31, 2023.

Amortization expense of the core deposit intangibles was $23,000 and $14,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at March 31, 2023 was $122,000 and $5.2 million, respectively. The unamortized balance of the core deposits intangibles and the amount of goodwill at March 31, 2022 was $199,000 and $5.3 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2023:
Securities
Debt Securities Available for Sale	$86,988	$-	$86,988	$-
Marketable Equities	$14,458	$14,458	$-	$-
Total Securities	$101,446	$14,458	$86,988	$-

As of December 31, 2022:
Securities
Debt Securities Available for Sale	$91,715	$-	$91,715	$-
Marketable Equities	$17,686	$17,686	$-	$-
Total Securities	$109,401	$17,686	$91,715	$-

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2023 and 2022.

There were no liabilities measured at fair value on a recurring basis at March 31, 2023 or December 31, 2022.

Assets that the Company measured at fair value on a nonrecurring basis were as follows. (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2023
Individually Evaluated Loans	$3,591	$-	$-	$3,591
Other real estate owned	$75	$-	$-	$75

As of December 31, 2022:
Individually Evaluated Loans	$5,587	$-	$-	$5,587
Other real estate owned	$75	$-	$-	$75

There were no liabilities measured at fair value on a recurring basis at March 31, 2023 or December 31, 2022.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2023 and December 31, 2022 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
March 31, 2023:
Individually Evaluated Loans	$3,591	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2022:
Individually Evaluated Loans	$5,587	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022.

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

Loans Receivable (Carried at Cost)

The fair values of loans, except for certain individually evaluated loans, are estimated using discounted cash flow analyses, using market rates at the date of the Statement of Financial Condition that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Note 11 – Fair Values of Financial Instruments (Continued)

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2023 and December 31, 2022 consisted of the loan balances of $6.2 million net of a valuation allowance of $2.6 million and $8.4 million net of a valuation of loan allowance of $2.8 million, respectively.

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

Deposits (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings and money market accounts1) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$261,075	$261,075	$261,075	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	86,988	86,988	-	86,988	-
Equity investments	14,458	14,458	14,458	-	-
Loans receivable, net	3,231,864	3,179,864	-	-	3,179,864
FHLB of New York stock, at cost	26,875	26,875	-	26,875	-
Accrued interest receivable	14,717	14,717	-	14,717	-

Financial liabilities:
Deposits	2,867,209	2,570,016	1,695,835	874,181	-
Borrowings	532,399	528,408	-	528,408	-
Subordinated debentures	37,566	40,681	-	40,681	-
Accrued interest payable	3,072	3,072	-	3,072	-

	As of December 31, 2022

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$229,359	$229,359	$229,359	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	91,715	91,715	-	91,715	-
Equity investments	17,686	17,686	17,686	-	-
Loans held for sale	658	658	-	658	-
Loans receivable, net	3,045,331	2,876,925	-	-	2,876,925
FHLB of New York stock, at cost	20,113	20,113	-	20,113	-
Accrued interest receivable	13,455	13,455	-	13,455	-

Financial liabilities:
Deposits	2,811,607	2,499,978	1,713,754	786,224	-
Debt	382,261	377,227	-	377,227	-
Subordinated debentures	37,508	40,113	-	40,113	-
Accrued interest payable	3,073	3,073	-	3,073	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a 10-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). Beginning August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital is used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $58,000 and $116,000 at March 31, 2023 and December 31, 2022, respectively.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly, equal to the three-month LIBOR plus 2.65%.

As it is anticipated that LIBOR will not be supported in its current form after June 30, 2023, the Company will transition LIBOR-based products to a benchmark replacement recommended by the Board of Governors of the Federal Reserve System (the “Board”). The Board recommended benchmark is based on the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, including any recommended spread adjustment and benchmark replacement conforming changes. The Company does not expect such adoption to have a material impact on its accounting and disclosures.

Note 13 – Lease Obligations

The Company leases 26 of its offices under various operating lease agreements. The leases have remaining terms of one year to 10 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost	$936	$902
Variable lease cost-operating leases	$268	$218

	At March 31, 2022	At December 31, 2022
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$15,111	$13,520

Current liabilities	$3,252	$3,062
Operating lease liabilities (noncurrent portion)	13,678	12,218
Imputed Interest	(1,494)	(1,421)
Total operating lease liabilities	$15,436	$13,859

The weighted average remaining lease term for operating leases at March 31, 2023 and December 31, 2022 was 5.86 years and 6.49 years, respectively. The weighted average discount rate for operating leases at March 31, 2023 and December 31, 2022 was 2.58 percent and 2.83 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at March 31, 2023 and December 31, 2022 (in thousands):

Maturities of lease liabilities:
	At March 31, 2023	At December 31, 2022
	Operating Leases	Operating Leases
One year or less	$3,252	$3,062
Over one year through three years	5,302	4,766
Over three years through five years	4,007	3,496
Over five years	4,369	3,956
Gross Operating Lease Liabilities	$16,930	$15,280
Imputed Interest	(1,494)	(1,421)
Total Operating Lease Liabilities	$15,436	$13,859

Note 14 – Subsequent Events

On April 12, 2023, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on May 5, 2023, with a payment date of May 19, 2023.

On April 27, 2023, the shareholders of the Company approved the 2023 Equity Incentive plan.

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

The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages and additional interest rate increases by the Federal Reserve. Other factors that could cause future results to vary materially from current management expectations as reflected in our forward-looking statements include, but are not limited to:

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

•and other factors discussed elsewhere in this report, and in other reports we filed with the SEC, including under “Risk Factors” in Part I, Item 1A of our annual Report on Form 10-K, in Part II, Item 1A of our quarterly reports on Form 10-Q, and our other periodic reports that we file with the SEC.

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this Form 10-Q. We do not assume any obligation to revise forward-looking statements except as may be required by law.

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2023, we had $3.763 billion in consolidated assets, $2.867 billion in deposits and $297.6 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2023, the Bank operated through 24 branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At March 31, 2023, the Company considers the allowance for credit losses to be its critical accounting estimate.

See further discussion of this critical accounting estimate in our Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Condition

Total assets increased by $216.9 million, or 6.1 percent, to $3.763 billion at March 31, 2023, from $3.546 billion at December 31, 2022. The increase in total assets was mainly related to increases in total loans and in cash and cash equivalents.

Total cash and cash equivalents increased by $31.7 million, or 13.8 percent, to $261.1 million at March 31, 2023, from $229.4 million at December 31, 2022. The increase was primarily due to an increase in Federal Home Loan Bank (“FHLB”) borrowings and in deposits.

Loans receivable, net, increased by $186.5 million, or 6.1 percent, to $3.232 billion at March 31, 2023, from $3.045 billion at December 31, 2022. Total loan increases for the first three months of 2023 included increases of $121.7 million in commercial real estate and multi-family loans, $45.6 million in commercial business loans, $17.6 million in construction loans, and $2.1 million in home equity and consumer loans, partly offset by a decrease of $3.4 million in residential one-to-four family loans. Due to the adoption of the CECL methodology (discussed in the notes to the consolidated financial statements above), the allowance for credit losses decreased $3.5 million to $28.9 million, or 571.0 percent of non-accruing loans and 0.89 percent of gross loans, at March 31, 2023, as compared to an allowance for credit losses of $32.4 million, or 633.6 percent of non-accruing loans and 1.05 percent of gross loans, at December 31, 2022.

Total investment securities decreased by $8.0 million, or 7.3 percent, to $101.4 million at March 31, 2023, from $109.4 million at December 31, 2022, representing unrealized losses, calls and maturities, and repayments.

Deposit liabilities increased by $55.6 million, or 2.0 percent, to $2.867 billion at March 31, 2023, from $2.812 billion at December 31, 2022. The increase in deposits was primarily driven by an increase of $43.3 million in non-brokered deposits during the first quarter of 2023.

Debt obligations increased by $150.2 million to $570.0 million at March 31, 2023 from $419.8 million at December 31, 2022. The weighted average interest rate of FHLB advances was 4.52 percent at March 31, 2023 and 4.07 percent at December 31, 2022. The weighted average maturity of FHLB advances as of March 31, 2023 was 0.78 years. The fixed interest rate of our subordinated debt balances was 5.62 percent at March 31, 2023 and December 31, 2022.

Stockholders’ equity increased by $6.4 million, or 2.2 percent, to $297.6 million at March 31, 2023, from $291.3 million at December 31, 2022. The increase was primarily attributable to the increase in retained earnings of $8.0 million, or 7.0 percent, to $123.1 million at March 31, 2023 from $115.1 million at December 31, 2022, partially offset by the cost of repurchasing 151,753 shares during the first quarter.

Net Interest Income Analysis

Net interest income represents the difference between income earned on our interest-earning assets and the expense incurred on our interest-bearing liabilities, and is analyzed and monitored by the Company on a regular basis. The following tables set forth average balance sheets, yields, and costs. The yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense. No tax equivalent adjustments have been made as the effects would not be significant.

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$3,165,678	$38,889	4.91%	$2,343,845	$26,321	4.49%
Investment securities (6)	108,869	1,306	4.80%	108,960	1,107	4.06%
Interest earnings assets	208,842	2,157	4.13%	447,080	296	0.26%
Total interest-earning assets	3,483,389	42,352	4.86%	2,899,885	27,724	3.82%
Non-interest-earning assets	116,770			102,118
Total assets	$3,600,159			$3,002,003
Interest-bearing liabilities:
Interest-bearing demand accounts	$713,788	$1,789	1.00%	$706,067	$398	0.23%
Money market accounts	314,427	1,365	1.74%	345,564	360	0.42%
Savings accounts	322,760	118	0.15%	336,575	108	0.13%
Certificates of Deposit	848,447	6,453	3.04%	611,813	980	0.64%
Total interest-bearing deposits	2,199,422	9,725	1.77%	2,000,019	1,846	0.37%
Borrowed funds	461,415	5,156	4.47%	109,105	806	2.95%
Total interest-bearing liabilities	2,660,837	14,881	2.24%	2,109,124	2,652	0.50%
Non-interest-bearing liabilities	645,883			621,574
Total liabilities	3,306,720			2,730,698
Stockholders' equity	293,439			271,305
Total liabilities and stockholders' equity	$3,600,159			$3,002,003
Net interest income		$27,471			$25,072
Net interest rate spread(1)			2.62%			3.32%
Net interest margin(2)			3.15%			3.46%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans which are immaterial to the yield.

(6)Includes Federal Home Loan Bank of New York Stock

Results of Operations comparison for the Three Months Ended March 31, 2023 and 2022

Net income was $8.1 million for the first quarter ended March 31, 2023 and $10.0 million for the first quarter ended March 31, 2022. The decline was primarily driven by higher loan loss provisioning and unrealized losses on equity investments for the first quarter of 2023 as compared with the first quarter of 2022.

Net interest income increased by $2.4 million, or 9.6 percent, to $27.5 million for the first quarter of 2023, from $25.1 million for the first quarter of 2022. The increase in net interest income resulted from higher interest income which was partially offset by higher interest expense.

Interest income increased by $14.6 million, or 52.8 percent, to $42.4 million for the first quarter of 2023 from $27.7 million for the first quarter of 2022. The average balance of interest-earning assets increased $583.5 million, or 20.1 percent, to $3.483 billion for the first quarter of 2023 from $2.900 billion for the first quarter of 2022, while the average yield increased 104 basis points to 4.86 percent for the first quarter of 2023 from 3.82 percent for the first quarter of 2022. Compared to the first quarter of 2023, the interest income on loans for the first quarter of 2022 also included $147,000 of amortization of purchase credit fair value adjustments related to a prior acquisition, which added approximately three basis points to the average yield on interest-earning assets.

Interest expense increased by $12.2 million to $14.9 million for the first quarter of 2023 from $2.7 million for the first quarter of 2022. The increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 174 basis points to 2.24 percent for the first quarter of 2023 from 0.50 percent for the first quarter of 2022, while the average balance of interest-bearing liabilities also increased by $551.7 million to $2.661 billion for the first quarter of 2023 from $2.109 billion for the first quarter of 2022. The increase in the average cost of funds resulted primarily from the persistently high interest rate environment.

The net interest margin was 3.15 percent for the first quarter of 2023 compared to 3.46 percent for the first quarter of 2022. The decrease in the net interest margin compared to the first quarter of 2022 was the result of the increase in the cost of interest-bearing liabilities partially offset by the increase in the yield on interest-earning assets. In a persistently high interest rate environment, management has been proactive in managing both the yield on earning assets and the cost of funds to protect net interest margin and continue to support the growth of net interest income.

During the first quarter of 2023, the Company experienced $48,000 in net recoveries of previously charged off loans compared to $564,000 in the first quarter of 2022. The Bank had non-accrual loans totaling $5.06 million, or 0.16 percent of gross loans, at March 31, 2023 as compared to $9.2 million, or 0.38 percent of gross loans, at March 31, 2022. The allowance for credit losses on loans was $28.9 million, or 0.89 percent of gross loans at March 31, 2023, and $34.0 million, or 1.40 percent of gross loans at March 31, 2022. The provision for credit losses was $622,000 for the first quarter of 2023 compared to a credit for loan losses of $2.6 million for the first quarter of 2022. Management believes that the allowance for credit losses on loans was adequate at March 31, 2023 and March 31, 2022.

Non-interest income decreased by $1.1 million to a loss of $1.7 million for the first quarter of 2023 from a loss of $600,000 for first quarter of 2022. The decrease in total non-interest income was mainly related to an increase in unrealized losses on equity securities from $2.7 million to $3.2 million and a decrease in BOLI income of $334,000. The unrealized losses on equity securities are based on market conditions.

Non-interest expense increased by $895,000, or 6.9 percent, to $13.9 million for the first quarter of 2023 from $13.0 million for the first quarter of 2022. The increase in operating expenses for the first quarter of 2023 was primarily driven by the higher salaries and employee benefits and increased spending for advertising and promotions compared to the first quarter of 2022. The increase in salaries related to normal compensation increases, higher commission expenses from strong loan production, and the increased cost of newly hired staff. The higher advertising and promotional spending is intended to continue the strong growth in our business. The number of full-time equivalent employees for the first quarter of 2023 was 298, as compared to 303 for the same period in 2022.

The income tax provision decreased by $911,000 or 22.0 percent, to $3.2 million for the first quarter of 2023 from $4.1 million for the first quarter of 2022. The consolidated effective tax rate was 28.5 percent for the first quarter of 2023 compared to 29.4 percent for the first quarter of 2022.

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

The Company’s primary sources of funds to satisfy its objectives are net growth in deposits (primarily retail), principal and interest payments on loans and investment securities, proceeds from the sale of originated loans and FHLB and other borrowings. The scheduled amortization of loans is a predictable source of funds. Deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including unsecured overnight lines of credit and other collateralized borrowings from the FHLB and certain correspondent banks. The Federal Reserve Board also has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments.

At March 31, 2023 and December 31, 2022, the Company had $10.0 million and $60.0 million in overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $532.4 million at March 31, 2023 and $382.3 million at December 31, 2022. The average rate of FHLB advances was 4.52 percent at March 31, 2023 and 4.07 percent at December 31, 2022.

The Company had the ability at March 31, 2023 to obtain additional funding from the FHLB of up to $385.0 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $858.0 million at March 31, 2023. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of March 31, 2023, as well as wholesale borrowing capacity of over $800 million.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $33.4 million at March 31, 2023, which includes $58,000 remaining unamortized debt issuance costs. The debt issuance costs are being amortized over the expected life of the issue. The subordinated debentures have a ten-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term. Beginning August 1, 2023, the interest rate will adjust to a floating rate based on the LIBOR plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

The Company also has $4.1 million of mandatory redeemable Trust Preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month LIBOR plus 2.650%. The rate paid as of March 31, 2023 and 2022 was 7.557% and 7.388%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

At March 31, 2023 and December 31, 2022, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of March 31, 2023:
Bank
Community Bank Leverage Ratio	$333,643	9.26%	$288,107	8.00%	324,121	9.00%

As of December 31, 2022:
Bank
Community Bank Leverage Ratio	$327,806	9.86%	$265,557	8.00%	$298,752	9.00%

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2023. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of March 31, 2023. The following sets forth the Company’s NPV as of March 31, 2023.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+300bp	$522,256	$(34,057)	(6.12)%	14.91%	(0.03)	bps
+200bp	537,115	(19,197)	(3.45)	15.03	0.09	bps
+100bp	549,471	(6,841)	(1.23)	15.07	0.13	bps
PAR	556,313	-	0.00	14.94	0.00	bps
-100bp	554,007	(2,305)	(0.41)	14.57	(0.37)	bps

____________

bps-basis point

The table above indicates that at March 31, 2023, in the event of a 100-basis point increase in interest rates, we would experience a 1.23 basis point decrease in NPV, as compared to a 1.92 percent decrease at December 31, 2022.

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

Due to implementation of CECL issued by the FASB, the Bank has made updates to its internal control over financial reporting. Controls around ALLL were replaced with CECL controls, including processes and control owners. With the exception of these changes, there was no change to our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of March 31, 2023, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

The following represents a material change in our risk factors from those disclosed in Part I – “Item 1A. Risk Factors” in the 2022 Form 10-K.

Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional, as well as community banks like the Company. These developments have negatively impacted customer confidence in regional and community banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Rising interest rates have decreased the value of a portion of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the fair value of our securities classified as available for sale has declined. These securities make up a majority of the securities portfolio of the Company, resulting in unrealized losses embedded in other comprehensive income as a part of shareholders’ equity. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information related to shares repurchased by the Company during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	-	$-	-	417,650
February 1 - February 28, 2023	57,953	17.45	57,953	359,697
March 1 - March 31, 2023	93,800	16.45	93,800	265,897
Total	151,753	$16.83	151,753

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Bylaws of BCB Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-k filed on February 22, 2023)
Exhibit 10.1	BCB Community Bank Executive and Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed on March 21, 2023)
Exhibit 10.14	Conflicts of Interest, Usurpation of Corporate Opportunity & Code of Conduct Policy (Incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-k filed on March 21, 2023)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation LinkBase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition LinkBase
Exhibit 101.LAB	XBRL Taxonomy Extension Label LinkBase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation LinkBase
Exhibit 104	Cover page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: May 4, 2023	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)