Form 10-Q
period 2023-06-30
BCB BANCORP INC
filed 2023-08-04
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2023, BCB Bancorp, Inc., had 16,788,483 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Cash and amounts due from depository institutions	$13,378	$11,520
Interest-earning deposits	259,834	217,839
Total cash and cash equivalents	273,212	229,359

Interest-earning time deposits	735	735
Debt securities available for sale	87,648	91,715
Equity investments	12,825	17,686
Loans held for sale	-	658
Loans receivable, net of allowance for credit losses
of $30,205 and $32,373 respectively (1)	3,319,721	3,045,331
Federal Home Loan Bank of New York stock, at cost	31,667	20,113
Premises and equipment, net	13,561	10,508
Accrued interest receivable	15,384	13,455
Other real estate owned	75	75
Deferred income taxes	16,445	16,462
Goodwill and other intangibles	5,324	5,382
Operating lease right-of-use assets	13,658	13,520
Bank-owned life insurance ("BOLI")	72,344	71,656
Other assets	10,254	9,538
Total Assets	$3,872,853	$3,546,193

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest bearing deposits	$620,509	$613,910
Interest bearing deposits	2,265,212	2,197,697
Total deposits	2,885,721	2,811,607
FHLB advances	622,536	382,261
Subordinated debentures	37,624	37,508
Operating lease liability	14,003	13,859
Other liabilities	13,346	9,704
Total Liabilities	3,573,230	3,254,939

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,123 shares of Series H 3.5% and Series I 3.0%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at June 30, 2023 and December 31, 2022	-	-
Additional paid-in capital preferred stock	21,003	21,003
Common stock: no par value; 40,000,000 shares authorized; issued 20,022,454 and 19,898,197 at June 30, 2023 and December 31, 2022, respectively, outstanding 16,788,483 and 16,930,979, at June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital common stock	197,521	196,164
Retained earnings	128,867	115,109
Accumulated other comprehensive loss	(9,421)	(6,491)
Treasury stock, at cost, 3,233,971 and 2,967,218 shares at June 30, 2023 and December 31, 2022, respectively	(38,347)	(34,531)
Total Stockholders' Equity	299,623	291,254
Total Liabilities and Stockholders' Equity	$3,872,853	$3,546,193

See accompanying notes to unaudited consolidated financial statements

(1) The Company adopted ASU 2016-13 as of January 1, 2023. Prior year periods have not been restated.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$42,644	$28,781	$81,533	$55,102
Mortgage-backed securities	184	47	370	206
Other investment securities	1,070	939	2,190	1,887
FHLB stock and other interest earning assets	3,339	694	5,496	990
Total interest income	47,237	30,461	89,589	58,185

Interest expense:
Deposits:
Demand	4,190	946	7,344	1,704
Savings and club	143	110	261	218
Certificates of deposit	8,474	849	14,927	1,829
	12,807	1,905	22,532	3,751
Borrowings	7,441	815	12,597	1,621
Total interest expense	20,248	2,720	35,129	5,372

Net interest income	26,989	27,741	54,460	52,813
Provision (benefit) for credit losses (1)	1,350	-	1,972	(2,575)

Net interest income after (credit) provision for loan losses	25,639	27,741	52,488	55,388

Non-interest income:
Fees and service charges	1,442	1,213	2,540	2,427
BOLI income	267	686	688	1,441
Gain on sales of loans	-	43	6	108
Realized and unrealized (losses) on equity investments	(669)	(2,302)	(3,896)	(4,987)
Other	78	47	116	98
Total non-interest income	1,118	(313)	(546)	(913)

Non-interest expense:
Salaries and employee benefits	7,711	6,715	15,329	13,451
Occupancy and equipment	2,560	2,673	5,112	5,368
Data processing and communications	1,795	1,469	3,460	2,934
Professional fees	622	489	1,188	983
Director fees	270	296	535	617
Regulatory assessments	796	244	1,332	548
Advertising and promotional	350	254	628	395
Other real estate owned, net	1	4	2	5
Other	601	912	974	1,714
Total non-interest expense (loss)	14,706	13,056	28,560	26,015

Income before income tax provision	12,051	14,372	23,382	28,460
Income tax provision	3,447	4,209	6,672	8,345

Net Income	$8,604	$10,163	$16,710	$20,115
Preferred stock dividends	174	138	347	414
Net Income available to common stockholders	$8,430	$10,025	$16,363	$19,701

Net Income per common share-basic and diluted
Basic	$0.50	$0.59	$0.97	$1.16
Diluted	$0.50	$0.58	$0.96	$1.13

Weighted average number of common shares outstanding
Basic	16,824	16,997	16,886	16,989
Diluted	16,831	17,404	17,010	17,375

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2023. Prior year periods have not been restated.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Income	$8,604	$10,163	$16,710	$20,115
Other comprehensive loss, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period	(3,803)	(2,290)	(3,790)	(5,485)
Tax Effect	995	568	860	1,360
Other comprehensive loss	(2,808)	(1,722)	(2,930)	(4,125)
Comprehensive income	$5,796	$8,441	$13,780	$15,990

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254
Effect of Adopting ASU No. 2016 -13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	16,710	-	-	16,710
Other comprehensive loss	-	-	-	-	-	(2,930)	(2,930)
Exercise of stock options (61,000 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	217	-	-	-	217
Treasury Stock Purchases (266,753 shares)	-	-	-	-	(3,816)	-	(3,816)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(347)	-	-	(347)
Cash dividends on common stock ($0.32 per share declared)	-	-	-	(5,280)	-	-	(5,280)
Dividend reinvestment plan	-	-	195	(195)	-	-	-
Stock Purchase Plan	-	-	527	-	-	-	527
Balance at June 30, 2023	$-	$-	$218,524	$128,867	$(38,347)	$(9,421)	$299,623

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2023	$-	$-	$218,200	$123,121	$(37,090)	$(6,613)	$297,618
Net income	-	-	-	8,604	-	-	8,604
Other comprehensive loss	-	-	-	-	-	(2,808)	(2,808)
Stock-based compensation expense	-	-	111	-	-	-	111
Treasury Stock Purchases (115,000 shares)	-	-	-	-	(1,257)	-	(1,257)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(174)	-	-	(174)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,593)	-	-	(2,593)
Dividend reinvestment plan	-	-	91	(91)	-	-	-
Stock Purchase Plan	-	-	122	-	-	-	122
Balance at June 30, 2023	$-	$-	$218,524	$128,867	$(38,347)	$(9,421)	$299,623

See accompanying notes to unaudited consolidated financial statements.

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2022	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024
Net income	-	-	-	20,115	-	-	20,115
Other comprehensive income	-	-	-	-	-	(4,125)	(4,125)
Stock-based compensation expense	-	-	191	-	-	-	191
Treasury stock purchases (43,113 shares)	-	-	-	-	(764)	-	(764)
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5% noncumulative, and series I 3.0% perpetual preferred stock	-	-	-	(450)	-	-	(450)
Redemption of Series D and Series G Preferred Stock			(14,730)	-	-	-	(14,730)
Issuance of Series I Preferred Stock	-	-	2,370		-	-	2,370
Cash dividends on common stock ($0.32 per share declared)	-	-	-	(5,213)	-	-	(5,213)
Dividend reinvestment plan	-	-	230	(230)	-	-	-
Stock purchase plan	-	-	219	-	-	-	219
Balance at June 30, 2022	$-	$-	$211,130	$95,393	$(31,889)	$(2,997)	$271,637

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2022	$-	$-	$220,435	$88,132	$(31,133)	$(1,275)	$276,159
Net income	-	-	-	10,163	-	-	10,163
Other comprehensive income	-	-	-	-	-	(1,722)	(1,722)
Stock-based compensation expense	-	-	96	-	-	-	96
Treasury stock purchases (44,598 shares)	-	-	-	-	(756)	-	(756)
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5% noncumulative, and series I 3.0% perpetual preferred stock	-	-	-	(174)	-	-	(174)
Redemption of Series D and Series I Preferred Stock	-	-	(9,650)		-	-	(9,650)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,612)	-	-	(2,612)
Dividend reinvestment plan	-	-	116	(116)	-	-	-
Stock purchase plan	-	-	133	-	-	-	133
Balance at June 30, 2022	$-	$-	$211,130	$95,393	$(31,889)	$(2,997)	$271,637

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$16,710	$20,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	964	1,242
Amortization and accretion, net	(1,080)	(522)
Provision (benefit) for credit losses	1,972	(2,575)
Deferred income tax expense (benefit)	877	736
Loans originated for sale	-	(4,856)
Proceeds from sales of loans	664	5,911
Gain on sales of loans originated for sale	(6)	(108)
Realized and unrealized losses (gains) on equity investments	3,896	4,987
Stock-based compensation expense	217	191
BOLI Income	(688)	(1,441)
(Increase) decrease in accrued interest receivable	(1,929)	(1,132)
(Increase) decrease in other assets	(716)	(1,671)
Increase (decrease) in accrued interest payable	2,747	(46)
Increase (decrease) in other liabilities	895	(1,087)
Net Cash Provided by Operating Activities	24,523	19,744
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	5,579	8,118
Purchases of securities	(5,453)	(15,488)
Proceeds from sales of securities	965	1,232
Net increase in loans receivable	(271,806)	(311,845)
Proceeds from BOLI	-	3,500
Additions to premises and equipment	(4,017)	(81)
Purchase of Federal Home Loan Bank of New York stock	(11,554)	(697)
Net Cash Used In Investing Activities	(286,286)	(315,261)
Cash flows from financing activities:
Net increase in deposits	74,114	93,628
Proceeds from Federal Home Loan Bank of New York Long Term Advances	250,000	15,000
Net change in Federal Home Loan Bank of New York Short Term Advances	(10,000)	-
Purchases of treasury stock	(3,816)	(764)
Cash dividends paid on common stock	(5,280)	(5,213)
Cash dividends paid on preferred stock	(347)	(450)
Net proceeds from issuance of common stock	527	219
Net proceeds from issuance of preferred stock	-	2,370
Payments for redemption of preferred stock	-	(14,730)
Exercise of stock options	418	-
Net Cash Provided by Financing Activities	305,616	90,060

Net Increase (Decrease) Increase in Cash and Cash Equivalents	43,853	(205,457)
Cash and Cash Equivalents-Beginning	229,359	411,629

Cash and Cash Equivalents-Ending	$273,212	$206,172

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$8,522	$9,948
Interest	32,382	5,419

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

Note 2 - Recent Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective upon issuance. The FASB had previously issued 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related amendments in 2020 to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 were elective and applied to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-bank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The Company does not expect such adoption of the new ASU to have an impact on the Company’s consolidated financial instruments.

The Company adopted ASU 2016-13 on January 1, 2023 for all financial assets measured at amortized cost and off-balance sheet credit exposures using the modified retrospective method. Results for the three and six months ended June 30, 2023 are presented under Accounting Standards Codification 326, Financial Instruments – Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1, 2023, the Company recorded a $4.2 million decrease in allowance for credit losses on loans that is referred to as the current expected credit loss (“CECL”) methodology (previously allowance for loan losses), an elimination of $1.1 million of reserves related to acquired loans, and a $1.3 million increase related to allowance for off balance sheet credit exposures included in other liabilities section of the consolidated statements of financial condition, which resulted in a total cumulative effect adjustment of $2.9 million and an increase to retained earnings a component of the stockholders’ equity (net of tax). Further information regarding the impact of CECL can be found in Note 7 – Loan Receivable and Allowance for Credit Losses.

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

Note 4 – Equity Incentive Plans

Equity Incentive Plans

Under the 2018 Equity Incentive Plan, on January 12, 2022, awards of 33,000 shares of restricted stock, in aggregate, were declared for members of the Board of Directors of the Bank and the Company, which vest over a 4-year period, commencing on the anniversary of the award date. On September 30, 2022, awards of 36,000 shares of restricted stock, in aggregate, were declared for certain executive officers of the Bank and the Company, which fully vested on November 30, 2022.

On January 31, 2023, awards of 27,000 shares of restricted stock, in aggregate were declared for members of the Board of Directors of the Bank and the company, which vest over a 4-year period, commencing on the anniversary of the award date.

The Company, under the plan approved by its shareholders on April 27, 2023 (“2023 Equity Incentive Plan”), authorized the issuance of up to 1,000,000 shares of common stock of the Company pursuant to grants of stock options, restricted stock awards, restricted stock units, and performance awards. Employees and directors of the Company and the Bank are eligible to participate in the 2023 Equity Incentive Plan. All stock options will be granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options.

On June 30, 2023, an award of 25,252 shares of restricted stock was declared for a director and executive officer of the Bank and the Company, which fully vests on the anniversary of the award date.

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of June 30, 2023 and 2022.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	48,150	$14.83
Granted	27,000	17.99
Vested	(13,650)	14.60
Forfeited	-	-
Non-vested at June 30, 2023	61,500	$16.27

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	26,700	$12.89
Granted	33,000	16.00
Vested	(6,750)	12.89
Forfeited	-	-
Non-vested at June 30, 2022	52,950	$14.83

Restricted stock expense for the six months ended June 30, 2023 and June 30, 2022 was $151,000 and $54,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of June 30, 2023 was approximately $813,000 over a weighted average period of 2.93 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of June 30, 2023.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2023	1,036,975	$9.03-13.68	$11.72

Options granted	-	-	-
Options exercised	(61,000)	9.03	9.03
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at June 30, 2023	975,975	$10.55-13.68	$11.89

As of June 30, 2023, stock options which were granted and were exercisable totaled 772,895. It is Company policy to issue new shares upon share option exercise.

Compensation expense for the six months ended June 30, 2023 and June 30, 2022 was $65,000 and $88,000, respectively. Expected future compensation expense relating to the 203,080 shares of unvested options outstanding as of June 30, 2023 was $331,000 over a weighted average period of 3.32 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and six months ended June 30, 2023 and 2022, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. For the three and six months ended June 30, 2023 and 2022, there were no outstanding options considered to be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$8,430	16,824	$0.50	$10,025	16,997	$0.59

Effect of dilutive securities:
Stock options	-	7		-	407

Diluted earnings per share:
Income available to common stockholders	$8,430	16,831	$0.50	$10,025	17,404	$0.58

	For the Six Months Ended June 30,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$16,363	16,886	$0.97	$19,701	16,989	$1.16

Effect of dilutive securities:
Stock options	-	124		-	386

Diluted earnings per share:
Income available to common stockholders	$16,363	17,010	$0.96	$19,701	17,375	$1.13

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
(In Thousands)	2023	2022	2023	2022
Net losses recognized during the period on equity securities held at the reporting date	$(494)	$(2,302)	$(3,721)	$(4,928)
Net losses recognized during the period on equity securities sold during the period	(175)	-	(175)	(59)
Realized and unrealized losses on equity investments during the reporting period	$(669)	$(2,302)	$(3,896)	$(4,987)

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$405	$-	$15	$390
More than five to ten years	5,008	-	364	4,644
More than ten years	27,059	-	3,430	23,629
Sub-total:	32,472	-	3,809	28,663

Corporate Debt securities:
Less than one year	7,290	-	87	7,203
More than five to ten years	59,564	-	7,782	51,782
Sub-total:	66,854	-	7,869	58,985

Total Debt Securities Available for Sale	$99,326	$-	$11,678	$87,648

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than five to ten years	5,445	-	350	5,095
More than ten years	23,210	-	3,435	19,775
Sub-total:	28,655	-	3,785	24,870

Corporate Debt securities:
Due within one year	7,321	-	91	7,230
More than five to ten years	59,629	-	4,005	55,624
Sub-total:	66,950	-	4,096	62,854

Municipal obligations:
Due after ten years	3,997	-	6	3,991
Sub-total:	3,997	-	6	3,991

Total Debt Securities Available for Sale	$99,602	$-	$7,887	$91,715

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30 2023
Residential mortgage-backed securities	$6,746	$318	$21,917	$3,491	$28,663	$3,809
Corporate Debt securities	29,711	3,064	27,974	4,805	57,685	7,869
	$36,457	$3,382	$49,891	$8,296	$86,348	$11,678

December 31, 2022
Residential mortgage-backed securities	$17,362	$2,022	$7,508	$1,763	$24,870	$3,785
Corporate Debt Securities	51,607	3,199	9,948	897	61,555	4,096
Municipal Obligations	3,991	6	-	-	3,991	6
	$72,960	$5,227	$17,456	$2,660	$90,416	$7,887

Note 7 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of June 30, 2023 and December 31, 2022 by segment and class:

	June 30, 2023	December 31, 2022
	(In Thousands)
Residential one-to-four family	$250,345	$250,123
Commercial and multi-family	2,490,883	2,345,229
Construction	179,156	144,931
Commercial business(1)	368,948	282,007
Home equity(2)	61,595	56,888
Consumer	3,994	3,240
	3,354,921	3,082,418

Less:
Deferred loan fees, net	(4,995)	(4,714)
Allowance for credit losses(3)	(30,205)	(32,373)

Total Loans, net	$3,319,721	$3,045,331

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

(3) The Company adopted ASU 2016-13 on January 1, 2023 with a modified retrospective approach. Accordingly, at June 30, 2023, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses”.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three and six months ended June 30, 2023, and the related portion of the allowances for credit losses that is allocated to each loan class, as of June 30, 2023 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, April 1, 2023	$2,361	$14,966	$3,850	$6,991	$680	$34	-	$28,882

Charge-offs:	-	-	-	(39)	-	-	-	(39)
Recoveries:	12	-	-	-	-	-	-	12
Provision (benefit):	80	79	240	912	42	(3)	-	1,350
Ending Balance, June 30, 2023	2,453	15,045	4,090	7,864	722	31	-	30,205

Ending Balance attributable to loans:
Individually evaluated	-	-	608	2,164	-	-	-	2,772
Collectively evaluated	2,453	15,045	3,482	5,700	722	31	-	27,433
Ending Balance, June 30, 2023	2,453	15,045	4,090	7,864	722	31	-	30,205

Loans Receivables:
Individually evaluated	356	17,108	5,604	4,969	212	-	-	28,249
Collectively evaluated	249,989	2,473,775	173,552	363,979	61,383	3,994	-	3,326,672
Total Gross Loans:	$250,345	$2,490,883	$179,156	$368,948	$61,595	$3,994	$-	$3,354,921
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance December 31, 2022	2,474	21,749	2,094	5,367	485	24	180	32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(7,123)	1,387	1,418	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,626	$3,481	$6,785	$667	$31	$-	$28,208

Charge-offs:	-	-	-	(40)	-	-	-	(40)
Recoveries:	24	-	-	25	16	-	-	65
Provision (benefit):	(189)	419	609	1,094	39	-	-	1,972
Ending Balance, June 30, 2023	$2,453	$15,045	$4,090	$7,864	$722	$31	$-	$30,205

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2022, and the related portion of the allowances for loan losses that is allocated to each loan class, as of June 30, 2022 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2022	$2,501	$20,820	$1,965	$8,136	$334	$15	$209	$33,980

Charge-offs:	-	-	-	(6)	-	-	-	(6)
Recovery:	2	-	-	135	2	-	-	139
Provision (benefit):	62	337	383	(626)	51	2	(209)	-
Ending Balance June 30, 2022	$2,565	$21,157	$2,348	$7,639	$387	$17	$-	$34,113

Ending Balance attributable to loans:
Individually evaluated	$211	$-	$382	$5,732	$8	$-	$-	$6,333
Collectively evaluated	2,354	21,157	1,966	1,907	379	17	-	27,780
Ending Balance June 30, 2022	$2,565	$21,157	$2,348	$7,639	$387	$17	$-	$34,113

Loans Receivables:
Individually evaluated	$4,786	$27,629	$3,043	$6,182	$771	$-	$-	$42,411
Collectively evaluated	231,097	2,002,968	152,027	175,686	51,037	2,656	-	2,615,471
Total Gross Loans:	$235,883	$2,030,597	$155,070	$181,868	$51,808	$2,656	$-	$2,657,882

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2022	$4,094	$22,065	$2,231	$8,000	$533	$14	$182	$37,119

Charge-offs:	-	-	-	(772)	-	-	-	(772)
Recovery:	2	-	-	136	5	198	-	341
Provision (benefit):	(1,531)	(908)	117	275	(151)	(195)	(182)	(2,575)
Ending Balance, June 30, 2022	$2,565	$21,157	$2,348	$7,639	$387	$17	$-	$34,113

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table presents the activity in the allowance for credit losses on off balance sheet exposures for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(In thousands)	(In thousands)
Allowance for Credit Losses:
Beginning Balance	$689	$-
Impact of adopting ASU No. 2016-13 ("CECL") effective January 1, 2022	-	1,266
(Benefit) provision for credit losses	(435)	(1,012)
Balance at June 30, 2023	$254	$254

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulty and modified during the six months June 30, 2023.

The following table sets forth the delinquency status of total loans receivable as of June 30, 2023:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$231	$305	$178	$714	$249,631	$250,345	$-
Commercial and multi-family	15,024	1,086	-	16,110	2,474,773	2,490,883	-
Construction	222	-	4,145	4,367	174,789	179,156	-
Commercial business(1)	1,496	191	873	2,560	366,388	368,948	-
Home equity(2)	199	-	-	199	61,396	61,595	-
Consumer	-	-	-	-	3,994	3,994	-
Total	$17,172	$1,582	$5,196	$23,950	$3,330,971	$3,354,921	$-

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at June 30, 2023 and December 31, 2022, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of June 30, 2023, and December 31, 2022, non-accrual loans differed from the amount of total loans past due 90 days due to loans 90 days past due and still accruing, or loans that were previously 90 days past due which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the loan. There were $500,000 at June 30, 2023 and $843,000 at December 31, 2022 in non-accrual loans that were less than ninety days past due.

	As of June 30, 2023	As of December 31, 2022
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$178	$243
Commercial and multi-family	-	346
Construction	4,145	3,180
Commercial business(1)	1,373	1,340
Home equity(2)	-	-

Total	$5,696	$5,109

_________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the six months ended June 30, 2023 and the twelve months ended December 31, 2022 would have been approximately $822,000 and $1.0 million, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on non-accrual status. At June 30, 2023 and December 31, 2022 there were no loans more than 90 days past due and still accruing interest.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at June 30, 2023 and gross charge-offs for the six months ended June 30, 2023.

Loans by Year of Origination at June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$10,821	$55,569	$39,875	$32,110	$12,313	$99,301	$-	$-	$249,989
Special Mention	-		-	-	-	-	-	-	-
Substandard	-	-	178	-	-	178	-	-	356
Total one-to-four family	$10,821	$55,569	$40,053	$32,110	$12,313	$99,479	$-	$-	$250,345

Commercial and multi-family
Pass	$212,555	$843,724	$231,418	$222,710	$53,280	$891,663	$1,922	$-	$2,457,272
Special Mention	-	-	-	3,575	-	12,928	-	-	16,503
Substandard	-	3,084	-	-	-	14,024	-	-	17,108
Total Commercial and multi-family	$212,555	$846,808	$231,418	$226,285	$53,280	$918,615	$1,922	$-	$2,490,883

Construction
Pass	$10,701	$72,701	$57,747	$19,663	$-	$5,878	$6,277	$-	$172,967
Special Mention	-	-	-	586	-	-	-	-	586
Substandard	-	1,458	-	928	-	3,217	-	-	5,603
Total Construction	$10,701	$74,159	$57,747	$21,177	$-	$9,095	$6,277	$-	$179,156

Commercial business
Pass	$1,374	$313	3,354	5,296	$7,230	$40,244	$300,650	$-	$358,461
Special Mention	-	-	-	-	394	1,674	3,450	-	5,518
Substandard	-	-	-	-	-	3,169	1,800	-	4,969
Total Commercial business	$1,374	$313	$3,354	$5,296	$7,624	$45,087	$305,900	$-	$368,948

Home equity
Pass	$1,987	$1,730	$576	$801	$1,332	$7,141	$47,315	$501	$61,383
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	212	212
Total Home equity	$1,987	$1,730	$576	$801	$1,332	$7,141	$47,315	$713	$61,595

Consumer
Pass	$1,258	$514	$2,027	$116	$52	$-	$27	$-	$3,994
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$1,258	$514	$2,027	$116	$52	$-	$27	$-	$3,994

Total Loans	$238,696	$979,093	$335,175	$285,785	$74,601	$1,079,417	$361,441	$713	$3,354,921

Gross charge-offs	$-	$-	$-	$-	$-	$40	$-	$-	$40

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at December 31, 2022.

Loans by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$56,893	$40,465	$33,019	$12,959	$23,918	$82,144	$-	$-	$249,398
Special Mention	-	-	-	-	-	303	-	-	303
Substandard	-	179	-	-	-	243	-	-	422
Total one-to-four family	$56,893	$40,644	$33,019	$12,959	$23,918	$82,690	$-	$-	$250,123

Commercial and multi-family
Pass	$854,299	$234,441	$235,830	$55,752	$312,353	$628,191	$-	$-	$2,320,866
Special Mention	-	-	-	-	-	14,183	-	-	14,183
Substandard	599	-	-	-	8,000	1,581	-	-	10,180
Total Commercial and multi-family	$854,898	$234,441	$235,830	$55,752	$320,353	$643,955	$-	$-	$2,345,229

Construction
Pass	$51,783	$58,827	$17,518	$-	$1,794	$4,031	$7,798	$-	$141,751
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	3,180	-	-	-	3,180
Total Construction	$51,783	$58,827	$17,518	$-	$4,974	$4,031	$7,798	$-	$144,931

Commercial business
Pass	$70	$5,331	$5,470	$8,070	$22,940	$19,487	$212,402	$-	$273,770
Special Mention	-	-	-	431	-	1,600	2,385	-	4,416
Substandard	-	-	-	-	2,686	758	377	-	3,821
Total Commercial business	$70	$5,331	$5,470	$8,501	$25,626	$21,845	$215,164	$-	$282,007

Home equity
Pass	$1,541	$643	$830	$1,390	$1,465	$6,437	$43,857	$513	$56,676
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	212	212
Total Home equity	$1,541	$643	$830	$1,390	$1,465	$6,437	$43,857	$725	$56,888

Consumer
Pass	$994	$2,034	$139	$67	$-	$-	$6	$-	$3,240
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$994	$2,034	$139	$67	$-	$-	$6	$-	$3,240

Total Loans	$966,179	$341,920	$292,806	$78,669	$376,336	$758,958	$266,825	$725	$3,082,418

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

Note 9 – Bank-Owned Life Insurance

BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At June 30, 2023 the Bank had $72.3 million in BOLI. BOLI is recorded at its net realizable value.

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

The Company believes that the fair values of its goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at June 30, 2023.

Amortization expense of the core deposit intangibles was $59,000 and $25,000 for the six months ended June 30, 2023 and June 30, 2022, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at June 30, 2023 was $70,000 and $5.2 million, respectively. The unamortized balance of the core deposits intangibles and the amount of goodwill at December 31, 2022 was $129,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2023:
Securities
Debt Securities Available for Sale	$87,648	$-	$87,648	$-
Marketable Equities	$12,825	$12,825	$-	$-
Total Securities	$100,473	$12,825	$87,648	$-

As of December 31, 2022:
Securities
Debt Securities Available for Sale	$91,715	$-	$91,715	$-
Marketable Equities	$17,686	$17,686	$-	$-
Total Securities	$109,401	$17,686	$91,715	$-

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended June 30, 2023 and 2022.

There were no liabilities measured at fair value on a recurring basis at June 30, 2023 or December 31, 2022.

Assets that the Company measured at fair value on a nonrecurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2023
Individually Evaluated Loans	$3,534	$-	$-	$3,534
Other real estate owned	$75	$-	$-	$75

As of December 31, 2022:
Individually Evaluated Loans	$5,587	$-	$-	$5,587
Other real estate owned	$75	$-	$-	$75

There were no liabilities measured at fair value on a recurring basis at June 30, 2023 or December 31, 2022.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2023 and December 31, 2022 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
June 30, 2023:
Individually Evaluated Loans	$3,534	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2022:
Individually Evaluated Loans	$5,587	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022.

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

Note 11 – Fair Values of Financial Instruments (Continued)

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded an impairment generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2023 and December 31, 2022 consisted of the loan balances of $6.3 million net of a valuation allowance of $2.8 million and $8.4 million net of a valuation of loan allowance of $2.8 million, respectively.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$273,212	$273,212	$273,212	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	87,648	87,648	-	87,648	-
Equity investments	12,825	12,825	12,825	-	-
Loans receivable, net	3,319,721	3,218,533	-	-	3,218,533
FHLB of New York stock, at cost	31,667	31,667	-	31,667	-
Accrued interest receivable	15,384	15,384	-	15,384	-

Financial liabilities:
Deposits	2,885,721	2,568,433	1,674,666	893,767	-
Borrowings	622,536	616,331	-	616,331	-
Subordinated debentures	37,624	40,815	-	40,815	-
Accrued interest payable	5,820	5,820	-	5,820	-

	As of December 31, 2022

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$229,359	$229,359	$229,359	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	91,715	91,715	-	91,715	-
Equity investments	17,686	17,686	17,686	-	-
Loans held for sale	658	658	-	658	-
Loans receivable, net	3,045,331	2,876,925	-	-	2,876,925
FHLB of New York stock, at cost	20,113	20,113	-	20,113	-
Accrued interest receivable	13,455	13,455	-	13,455	-

Financial liabilities:
Deposits	2,811,607	2,499,978	1,713,754	786,224	-
Debt	382,261	377,227	-	377,227	-
Subordinated debentures	37,508	40,113	-	40,113	-
Accrued interest payable	3,073	3,073	-	3,073	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a 10-year term and bear interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). The Notes state that beginning August 1, 2023, the interest rate will adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). However LIBOR is being replaced as the benchmark rate per the discussion below. The Notes are scheduled to mature on August 1, 2028. Subject to limited exceptions, the Company cannot redeem the Notes for the first five years of the term. The Company will pay interest in arrears semi-annually during the Fixed Interest Rate Period and quarterly during the Floating Interest Rate Period during the term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital is used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $0 and $116,000 at June 30, 2023 and December 31, 2022, respectively.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly, equal to the three-month LIBOR plus 2.65%.

In accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act (the “LIBOR Rule”), the Company has selected the three-month CME Term SOFR as the applicable successor rate for both the Notes and the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. The Company does not anticipate there will be a significant financial statement impact from this change.

Note 13 – Lease Obligations

The Company leases 25 of its offices under various operating lease agreements. The leases have remaining terms of one year to 10 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease expense	$896	$938	$1,832	$1,840
Variable lease expense-operating leases	$256	$257	$524	$476

	At June 30, 2023	At December 31, 2022
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$13,658	$13,520

Current liabilities	$1,631	$3,062
Operating lease liabilities (noncurrent portion)	13,797	12,218
Imputed interest	(1,425)	(1,421)
Total operating lease liabilities	$14,003	$13,859

The weighted average remaining lease term for operating leases at June 30, 2023 and December 31, 2022 was 6.10 years and 6.49 years, respectively. The weighted average discount rate for operating leases at June 30, 2023 and December 31, 2022 was 2.94 percent and 2.83 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at June 30, 2023 and December 31, 2022 (in thousands):

Maturities of lease liabilities:
	At June 30, 2023	At December 31, 2022
	Operating Leases	Operating Leases
One year or less	$1,631	$3,062
Over one year through three years	5,468	4,766
Over three years through five years	4,341	3,496
Over five years	3,988	3,956
Gross operating lease liabilities	$15,428	$15,280
Imputed interest	(1,425)	(1,421)
Total operating lease liabilities	$14,003	$13,859

Note 14 – Subsequent Events

On July 19, 2023, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on August 4, 2023, with a payment date of August 18, 2023.

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

The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity and capital in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages and additional interest rate increases by the Federal Reserve. Other factors that could cause future results to vary materially from current management expectations as reflected in our forward-looking statements include, but are not limited to:

•unfavorable economic conditions in the United States generally and particularly in our primary market area;

•the Company’s ability to effectively attract and deploy deposits;

•changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;

•shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including changes in market liquidity or volatility;

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2023, we had $3.873 billion in consolidated assets, $2.886 billion in deposits and $299.6 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2023, the Bank operated through 24 branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

The rapid rise in interest rates during 2022 and in the first six months of 2023, the resulting industry-wide reduction in the fair value of securities portfolios, and the bank runs that led to the failures of some financial institutions in March of 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the U.S. banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital. See further discussion around some of these items in the remaining sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At June 30, 2023, the Company considers the allowance for credit losses to be its critical accounting estimate.

See further discussion of this critical accounting estimate in Note 7 of this From 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Condition

Total assets increased by $326.7 million, or 9.2 percent, to $3.873 billion at June 30, 2023, from $3.546 billion at December 31, 2022. The increase in total assets was mainly related to increases in total loans and in cash and cash equivalents.

Total cash and cash equivalents increased by $43.9 million, or 19.1 percent, to $273.2 million at June 30, 2023, from $229.4 million at December 31, 2022. The increase was primarily due to an increase in Federal Home Loan Bank (“FHLB”) borrowings and in deposits.

Loans receivable, net, increased by $274.4 million, or 9.0 percent, to $3.320 billion at June 30, 2023, from $3.045 billion at December 31, 2022. Total loan increases during 2023 included increases of $145.7 million in commercial real estate and multi-family loans, $86.9 million in commercial business loans, $34.2 million in construction loans, $222,000 in residential one-to-four family loans and $5.5 million in home equity and consumer loans. The allowance for credit losses (“ACL”) decreased $2.2 million to $30.2 million, or 530.3 percent of non-accruing loans and 0.90 percent of gross loans, at June 30, 2023, as compared to an ACL of $32.4 million, or 633.7 percent of non-accruing loans and 1.05 percent of gross loans, at December 31, 2022. Upon adoption of the CECL methodology, the Day One CECL adjustment resulted in a $4.2 million reduction to our ACL.

Total investment securities decreased by $8.9 million, or 8.2 percent, to $100.5 million at June 30, 2023, from $109.4 million at December 31, 2022, representing unrealized losses, calls and maturities, and repayments.

Deposit liabilities increased by $74.1 million, or 2.6 percent, to $2.886 billion at June 30, 2023, from $2.811 billion at December 31, 2022. Interest bearing demand and savings and club deposits decreased by $65.5 million in the aggregate offset by increases in non-interest bearing, money market, and certificates of deposits totaling $139.6 million during the first six months of 2023.

Debt obligations increased by $240.4 million to $660.2 million at June 30, 2023 from $419.8 million at December 31, 2022. The weighted average interest rate of FHLB advances was 4.53 percent at June 30, 2023 and 4.07 percent at December 31, 2022. The weighted average maturity of FHLB advances as of June 30, 2023 was 1.27 years. The fixed interest rate of our subordinated debt balances was 5.62 percent at June 30, 2023 and December 31, 2022.

Stockholders’ equity increased by $8.4 million, or 2.9 percent, to $299.6 million at June 30, 2023, from $291.3 million at December 31, 2022. The increase was primarily attributable to the increase in retained earnings of $13.8 million, or 12.0 percent, to $128.9 million at June 30, 2023 from $115.1 million at December 31, 2022. This increase was partially offset by the $2.9 million increase in accumulated other comprehensive loss during the first six months of 2023.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$3,315,120	$42,644	5.15%	$2,517,283	$28,781	4.57%
Investment securities (6)	100,971	1,254	4.97%	107,132	986	3.68%
Interest earnings assets	278,746	3,339	4.79%	344,510	694	0.81%
Total interest-earning assets	3,694,837	47,237	5.11%	2,968,925	30,461	4.10%
Non-interest-earning assets	125,032			107,156
Total assets	$3,819,869			$3,076,081
Interest-bearing liabilities:
Interest-bearing demand accounts	$712,415	$2,209	1.24%	$796,227	$569	0.29%
Money market accounts	331,339	1,981	2.39%	356,062	376	0.42%
Savings accounts	312,201	143	0.18%	346,432	110	0.13%
Certificates of Deposit	904,766	8,474	3.75%	565,479	850	0.60%
Total interest-bearing deposits	2,260,721	12,807	2.27%	2,064,200	1,905	0.37%
Borrowed funds	630,706	7,441	4.72%	109,436	815	2.98%
Total interest-bearing liabilities	2,891,427	20,248	2.80%	2,173,636	2,720	0.50%
Non-interest-bearing liabilities	630,928			631,430
Total liabilities	3,522,355			2,805,066
Stockholders' equity	297,514			271,015
Total liabilities and stockholders' equity	$3,819,869			$3,076,081
Net interest income		$26,989			$27,741
Net interest rate spread(1)			2.31%			3.60%
Net interest margin(2)			2.92%			3.74%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans which are immaterial to the yield.

(6)Includes Federal Home Loan Bank of New York Stock

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$3,240,812	$81,533	5.03%	$2,431,043	$55,102	4.53%
Investment securities (6)	104,898	2,560	4.88%	108,024	2,093	3.88%
FHLB Stock and other interest earning assets	243,987	5,496	4.51%	395,512	990	0.50%
Total Interest-earning assets	3,589,697	89,589	4.99%	2,934,579	58,185	3.97%
Non-interest-earning assets	120,966			104,666
Total assets	$3,710,663			$3,039,245
Interest-bearing liabilities:
Interest-bearing demand accounts	$713,098	$3,998	1.12%	$751,396	$968	0.26%
Money market accounts	322,930	3,346	2.07%	350,842	736	0.42%
Savings accounts	317,451	261	0.16%	341,531	218	0.13%
Certificates of Deposit	876,762	14,927	3.40%	588,518	1,829	0.62%
Total interest-bearing deposits	2,230,241	22,532	2.02%	2,032,287	3,751	0.37%
Borrowed funds	546,528	12,597	4.61%	109,272	1,621	2.97%
Total interest-bearing liabilities	2,776,769	35,129	2.53%	2,141,559	5,372	0.50%
Non-interest-bearing liabilities	638,406			626,518
Total liabilities	3,415,175			2,768,077
Stockholders' equity	295,488			271,168
Total liabilities and stockholders' equity	$3,710,663			$3,039,245
Net interest income		$54,460			$52,813
Net interest rate spread(1)			2.46%			3.47%
Net interest margin(2)			3.03%			3.60%

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

(6)Includes Federal Home Loan Bank of New York Stock

Results of Operations comparison for the Three Months Ended June 30, 2023 and 2022

Net income was $8.6 million for the second quarter ended June 30, 2023 and $10.2 million for the second quarter ended June 30, 2022. The decline was primarily driven by lower net interest income, higher credit loss provisioning and higher non-interest expenses for the second quarter of 2023 as compared with the second quarter of 2022.

Net interest income decreased by $752,000, or 2.7 percent, to $27.0 million for the second quarter of 2023, from $27.7 million for the second quarter of 2022. The decrease in net interest income resulted from higher interest expense which was partially offset by higher interest income.

Interest income increased by $16.8 million, or 55.1 percent, to $47.2 million for the second quarter of 2023 from $30.5 million for the second quarter of 2022. The average balance of interest-earning assets increased $725.9 million, or 24.5 percent, to $3.695 billion for the second quarter of 2023 from $2.969 billion for the second quarter of 2022, while the average yield increased 101 basis points to 5.11 percent for the second quarter of 2023 from 4.10 percent for the second quarter of 2022.

Interest expense increased by $17.5 million to $20.2 million for the second quarter of 2023 from $2.7 million for the second quarter of 2022. The increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 230 basis points to 2.80 percent for the second quarter of 2023 from 0.50 percent for the second quarter of 2022, while the average balance of interest-bearing liabilities increased by $717.8 million to $2.891 billion for the second quarter of 2023 from $2.174 billion for the second quarter of 2022. The increase in the average cost of funds resulted primarily from the persistently high interest rate environment.

The net interest margin was 2.92 percent for the second quarter of 2023 compared to 3.74 percent for the second quarter of 2022. The decrease in the net interest margin compared to the second quarter of 2022 was the result of the increase in the cost of interest-bearing liabilities partially offset by the increase in the yield on interest-earning assets. In a persistently high interest rate environment, management has been proactive in managing both the yield on earning assets and the cost of funds to protect net interest margin and continue to support the growth of net interest income.

During the second quarter of 2023, the Company experienced $27,000 in net charge-offs compared to $133,000 in net recoveries in the second quarter of 2022. The Bank had non-accrual loans totaling $5.70 million, or 0.17 percent of gross loans, at June 30, 2023 as compared to $9.2 million, or 0.35 percent of gross loans, at June 30, 2022. The allowance for credit losses on loans was $30.2 million, or 0.90 percent of gross loans at June 30, 2023, and $34.1 million, or 1.28 percent of gross loans at June 30, 2022. The provision for credit losses was $1.35 million for the second quarter of 2023 compared to no provisioning for loan losses for the second quarter of 2022. Management believes that the allowance for credit losses on loans was adequate at June 30, 2023 and June 30, 2022.

Non-interest income increased by $1.4 million to $1.1 million for the second quarter of 2023 from a loss of $313,000 for second quarter of 2022. The increase in total non-interest income was mainly related to the decrease in the realized and unrealized losses on equity securities from $2.3 million to $669,000 thousand partially offset by a decrease in BOLI income of $419,000. The realized and unrealized losses on equity securities are based on market conditions.

Non-interest expense increased by $1.7 million, or 12.6 percent, to $14.7 million for the second quarter of 2023 from $13.1 million for the second quarter of 2022. The increase in operating expenses for the first quarter of 2023 was primarily driven by higher salaries, higher regulatory assessment charges, and increased data processing expenses compared to the second quarter of 2022. The increase in salaries related to targeted hiring and normal compensation increases. The number of full-time equivalent employees for the second quarter of 2023 was 307, as compared to 301 for the same period in 2022.

The income tax provision decreased by $762,000, or 18.1 percent, to $3.4 million for the second quarter of 2023 from $4.2 million for the second quarter of 2022. The consolidated effective tax rate was 28.6 percent for the second quarter of 2023 compared to 29.3 percent for the second quarter of 2022.

Results of Operations comparison for the Six Months Ended June 30, 2023 and 2022

Net income decreased by $3.4 million, or 16.9 percent, to $16.7 million for the first six months of 2023 from $20.1 million for the first six months of 2022. The decrease in net income was driven primarily by a higher loan loss provision and an increase in operating expenses for 2023 as compared to 2022.

Net interest income increased by $1.6 million, or 3.1 percent, to $54.5 million for the first six months of 2023 from $52.8 million for the first six months of 2022. The increase in net interest income resulted from a $31.4 million increase in interest income, partly offset by an increase of $29.8 million in interest expense.

Interest income increased by $31.4 million, or 54.0 percent, to $89.6 million for the first six months of 2023, from $58.2 million for the first six months of 2022. The average balance of interest-earning assets increased $655.1 million, or 22.3 percent, to $3.590 billion for the first six months of 2023, from $2.935 for the first six months of 2022, while the average yield increased 102 basis points to 4.99 percent from 3.97 percent for the same comparable period. The increase in the average balance of interest-earning assets mainly related to an increase in the Company’s level of average loans receivable for the first six months of 2023, as compared to the same period in 2022.

The increase in interest income mainly related to an increase in the average balance of loans receivable of $809.8 million to $3.241 billion for the first six months of 2023, from $2.431 billion for the first six months of 2022. The increase in the average balance of loans receivable was a result of the continued strength of the Company’s loan pipeline.

Interest expense increased by $29.8 million, or 553.9 percent, to $35.1 million for 2023, from $5.4 million for 2022. This increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 203 basis points to 2.53 percent for the first six months of 2023, from 0.50 percent for the first six months of 2022, and an increase in the average balance of interest-bearing liabilities of $635.2 million, or 29.7 percent, to $2.777 billion from $2.142 billion over the same period. The increase in the average cost of funds primarily resulted from the high interest rate environment and an increase in the level of borrowed funds in the first six months of 2023 compared to the same period in 2022.

Net interest margin was 3.03 percent for the first six months of 2023, compared to 3.60 percent for the first six months of 2022. The decrease in the net interest margin compared to the prior period was the result of an increase in the average volume of interest-bearing liabilities as well as an increase in the cost of interest-bearing liabilities.

During the first six months of 2023, the Company experienced $25,000 in net recoveries compared to $431,000 in net charge offs for the same period in 2022. The provision for credit losses was $2.0 million for the first six months of 2023 compared to a credit to the provision for loan losses of $2.6 million for the same period in 2022.

Non-interest income increased by $367,000 to a loss of $546,000 for the first six months of 2023 from a loss of $913,000 for the first six months of 2022. The improvement in total non-interest income was mainly related to a decrease of $1.1 million in the realized and unrealized gains and losses on equity securities (from a loss of $5.0 million to a loss of $3.9 million) partially offset by a decrease of $753,000 in BOLI income. The realized and unrealized gains or losses on equity securities are based on market conditions.

Non-interest expense increased by $2.5 million, or 9.8 percent, to $28.6 million for the first six months of 2023 from $26.0 million for the same period in 2022. The increase in operating expenses for 2023 was driven primarily by an increase in salaries and employee benefits, higher data processing expenses, and an increase in our regulatory assessments. The increase in salaries related to targeted hiring of additional staff. The number of full-time equivalent employees for the six-month the period ended June 30, 2023 was 307, as compared with 301 for the same period in 2022.

The income tax provision decreased by $1.7 million or 20.0 percent, to $6.7 million for the first six months of 2023 from $8.3 million for the same period in 2022. The decrease in the income tax provision was a result of the lower taxable income for the six months ended June 30, 2023 compared to the same period in 2022. The consolidated effective tax rate was 28.5 percent for the first six months of 2023 compared to 29.3 percent for the first six months of 2022.

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

At June 30, 2023 and December 31, 2022, the Company had $0 and $60.0 million, respectively, in overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $622.5 million at June 30, 2023 and $382.3 million at December 31, 2022. The average rate of FHLB advances was 4.53 percent at June 30, 2023 and 4.07 percent at December 31, 2022.

The Company had the ability at June 30, 2023 to obtain additional funding from the FHLB of up to $281.6 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $883.4 million at June 30, 2023. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of June 30, 2023, as well as wholesale borrowing capacity of over $1.936 billion.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $33.5 million at June 30, 2023. The subordinated debentures have a ten-year term and bore interest at a fixed annual rate of 5.625% for the first five years of the term. Beginning August 1, 2023, the interest rate adjusted to a floating rate based on the CME Term Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, as adjusted by the spread adjustment of 0.26161 percent, plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

The Company also has $4.1 million of mandatory redeemable Trust Preferred securities. Effective September 18, 2023, the interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month CME Term SOFR, as adjusted by the spread adjustment of 0.26161 percent, plus 2.650%. Prior to September 18, 2023 the rate is based on the three-month LIBOR. The rate paid as of June 30, 2023 and 2022 was 8.160% and 4.680%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

In accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act (the “LIBOR Rule”), the Company selected the three-month CME Term SOFR as the applicable successor rate to LIBOR for both the Notes and the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, also includes the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. The Company does not anticipate there will be a significant financial statement impact from this change.

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

At June 30, 2023 and December 31, 2022, BCB Community Bank exceeded all of its regulatory capital requirements to which it was subject. The following table sets forth the regulatory capital ratios for BCB Community Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of June 30, 2023:
Bank
Community Bank Leverage Ratio	$339,291	8.88%	$305,727	8.00%	343,943	9.00%

As of December 31, 2022:
Bank
Community Bank Leverage Ratio	$327,806	9.86%	$265,557	8.00%	$298,752	9.00%

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange prices, commodity prices, or equity prices. Financial instruments that are subject to market risk can be classified either as held for trading or held for purposes other than trading.

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2023. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of June 30, 2023. The following sets forth the Company’s NPV as of June 30, 2023.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+300bp	$524,578	$(36,434)	(6.49)%	14.62%	(0.09)	bps
+200bp	540,517	(20,496)	(3.65)	14.77	0.06	bps
+100bp	553,564	(7,448)	(1.33)	14.82	0.11	bps
PAR	561,013	-	0.00	14.71	0.00	bps
-100bp	560,402	(611)	(0.11)	14.39	(0.32)	bps

____________

bps-basis point

The table above indicates that at June 30, 2023, in the event of a 100-basis point increase in interest rates, we would experience a 1.33 basis point decrease in NPV, as compared to a 1.92 percent decrease at December 31, 2022.

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

Due to implementation of CECL issued by the FASB, the Bank has made updates to its internal control over financial reporting. Controls around the allowance for loan losses were replaced with CECL controls, including processes and control owners. With the exception of these changes, there was no change to our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of June 30, 2023, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended by the risk factors set forth under the Part II, Item 1.A. Risk Factor set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information related to shares repurchased by the Company during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	30,000	$11.41	30,000	235,897
May 1 - May 31, 2023	85,000	12.10	85,000	150,897
June 1 - June 30, 2023	-	-	-	150,897
Total	115,000	$11.92	115,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

CEO Succession

The Company announced today that Thomas M. Coughlin will retire as President and Chief Executive Officer effective December 31, 2023 and that Ryan Blake, the Company’s current Chief Operating Officer, will succeed Mr. Coughlin as President and that Kenneth Emerson, the Company’s current Chief Strategy & Risk Officer, will succeed Mr. Coughlin as interim CEO. Mr. Coughlin will remain with the Company on a consulting basis after his retirement.

Mr. Coughlin has been President and CEO of the Company since 2014. He helped found the Company (originally named Bayonne Community Bank) in November 2000. In retirement, Mr. Coughlin plans to devote more time to his family, in particular his two-year-old daughter, Sundara.

Mr. Blake has been with the Company for 15 years and has been Chief Operating Officer since 2021. Prior to that role, Mr. Blake served as the Company’s Controller and Corporate Secretary. Mr. Emerson has been with the Company for three years and has over 35 years of banking experience. Prior to his tenure with the Company, Mr. Emerson spent over 17 years at Blue Foundry Bank (formerly Boiling Springs Savings Bank) in several capacities including Chief Information Officer, Chief Risk Officer and Chief Operations and Strategy Officer.

“We have immense gratitude towards Tom and all he has been able to accomplish throughout his monumental tenure at BCB. Tom helped found the bank and grew it into an institution that has, and will continue to have, a profound positive impact on greater New Jersey,” said Ryan Blake, incoming President of BCB Bank. “Tom was able to achieve the vision of everything a community bank should be to become a vital game changer in the lives of the customers it serves every day, and I am proud to call him one of my mentors.”

“We are grateful to Tom for leading the organization into continued upward expansion, all while maximizing shareholder value, and ensuring that the quality of the customer experience was never compromised,” said Kenneth Emerson, incoming interim-CEO of BCB Bank. “We aim to take this momentum and continue serving innovative and top-of-the-line financial products and services.”

“Under Tom’s leadership, BCB Bank grew into a robust customer-focused community bank in markets throughout New Jersey and New York. In helping to found the Bank in 2000, Mr. Coughlin capitalized on a real, seismic opportunity that helped to re-invigorate the community. He understood that the bustling city was poised to grow in population, real estate, and retail market offerings,” said Mark Hogan, Chairman of the Company’s Board of Directors. “Today, BCB Bank is a trusted market leader in offering financial services and products to a diverse demographic of customers. Employing more than 350 people and with locations throughout New Jersey and New York.”

In connection with Mr. Coughlin’s retirement, Mr. Coughlin, the Company and the Bank have amended his Employment Agreement dated September 1, 2022 to provide that upon retirement the Company will increase Mr. Coughlin’s benefits under his BCB Community Bank Supplemental Executive Retirement Plan, or SERP, dated December 29, 2021 by purchasing an additional annuity contract under the SERP for $1.17 million

Mr. Coughlin has also entered into a two-year Consulting Agreement to be effective January 1, 2024 pursuant to which he agrees to assist with the retention of customers and key employees, introduce prospective customers to appropriate Bank employees, initiate referrals for Bank business development officers and relationship managers, assist with customer relationship management, and generally advise the Bank’s senior management upon their request. Under the Consulting Agreement he will receive health and life insurance coverage at his present levels for the two-year period of the agreement.

Under the Consulting Agreement, Mr. Coughlin has agreed that during the term of the agreement and for twelve (12) months after its termination, Mr. Coughlin will not directly or indirectly engage or otherwise become involved in any business that competes with the Bank within a 25 mile radius of any of the Bank’s office locations. The Bank also has standard “claw back” rights to payments and benefits received by Mr. Coughlin under the Employment Agreement amendment and the Consulting Agreement.

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

BCB BANCORP, INC.

Date: August 4, 2023	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)