Form 10-Q
period 2023-09-30
BCB BANCORP INC
filed 2023-11-02
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2023, BCB Bancorp, Inc., had 16,848,006 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Cash and amounts due from depository institutions	$16,772	$11,520
Interest-earning deposits	235,144	217,839
Total cash and cash equivalents	251,916	229,359

Interest-earning time deposits	735	735
Debt securities available for sale	86,172	91,715
Equity investments	8,272	17,686
Loans held for sale	472	658
Loans receivable, net of allowance for credit losses
of $31,914 and $32,373 respectively (1)	3,285,727	3,045,331
Federal Home Loan Bank of New York stock, at cost	31,629	20,113
Premises and equipment, net	13,363	10,508
Accrued interest receivable	16,175	13,455
Other real estate owned	75	75
Deferred income taxes	16,749	16,462
Goodwill and other intangibles	5,288	5,382
Operating lease right-of-use assets	12,953	13,520
Bank-owned life insurance ("BOLI")	72,810	71,656
Other assets	9,784	9,538
Total Assets	$3,812,120	$3,546,193

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest -bearing deposits	$523,912	$613,910
Interest bearing deposits	2,295,644	2,197,697
Total deposits	2,819,556	2,811,607
FHLB advances	622,674	382,261
Subordinated debentures	37,624	37,508
Operating lease liability	13,318	13,859
Other liabilities	15,312	9,704
Total Liabilities	3,508,484	3,254,939

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,101 shares of Series H 3.5% and Series I 3.0%, (liquidation value $10,000 per share) noncumulative perpetual preferred stock at September 30, 2023 and 2,123 shares of Series H 3.5% and Series I 3.0% at December 31, 2022, respectively	-	-
Additional paid-in capital preferred stock	20,783	21,003
Common stock: no par value; 40,000,000 shares authorized; issued 20,081,977 and 19,898,197 at September 30, 2023 and December 31, 2022, respectively, outstanding 16,848,006 and 16,930,979, at September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital common stock	198,097	196,164
Retained earnings	132,729	115,109
Accumulated other comprehensive loss	(9,626)	(6,491)
Treasury stock, at cost, 3,233,971 and 2,967,218 shares at September 30, 2023 and December 31, 2022, respectively	(38,347)	(34,531)
Total Stockholders' Equity	303,636	291,254
Total Liabilities and Stockholders' Equity	$3,812,120	$3,546,193

See accompanying notes to unaudited consolidated financial statements

(1) The Company adopted ASU 2016-13 as of January 1, 2023. Prior year periods have not been restated.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$44,133	$32,302	$125,666	$87,404
Mortgage-backed securities	217	173	587	379
Other investment securities	1,045	1,103	3,235	2,990
FHLB stock and other interest earning assets	3,672	822	9,168	1,812
Total interest income	49,067	34,400	138,656	92,585

Interest expense:
Deposits:
Demand	4,556	1,169	11,900	2,873
Savings and club	182	113	443	331
Certificates of deposit	10,922	1,087	25,849	2,916
	15,660	2,369	38,192	6,120
Borrowings	7,727	1,080	20,324	2,701
Total interest expense	23,387	3,449	58,516	8,821

Net interest income	25,680	30,951	80,140	83,764
Provision (benefit) for credit losses (1)	2,205	-	4,177	(2,575)

Net interest income after (provision) benefit for credit losses	23,475	30,951	75,963	86,339

Non-interest income:
Fees and service charges	1,349	1,251	3,889	3,678
BOLI income	466	646	1,154	2,087
Gain on sales of loans	19	18	25	126
Realized and unrealized losses on equity investments	(494)	(559)	(4,390)	(5,546)
Other	66	90	182	188
Total non-interest income	1,406	1,446	860	533

Non-interest expense:
Salaries and employee benefits	7,524	6,944	22,853	20,395
Occupancy and equipment	2,622	2,608	7,734	7,976
Data processing and communications	1,787	1,520	5,247	4,454
Professional fees	560	614	1,748	1,597
Director fees	274	375	809	992
Regulatory assessments	1,111	264	2,443	812
Advertising and promotional	317	286	945	681
Other real estate owned, net	1	1	3	6
Other	1,267	841	2,241	2,555
Total non-interest expense	15,463	13,453	44,023	39,468

Income before income tax provision	9,418	18,944	32,800	47,404
Income tax provision	2,707	5,552	9,379	13,897

Net Income	$6,711	$13,392	$23,421	$33,507
Preferred stock dividends	173	174	520	624
Net Income available to common stockholders	$6,538	$13,218	$22,901	$32,883

Net Income per common share-basic and diluted
Basic	$0.39	$0.78	$1.36	$1.94
Diluted	$0.39	$0.76	$1.35	$1.89

Weighted average number of common shares outstanding
Basic	16,830	16,982	16,868	16,986
Diluted	16,854	17,356	16,951	17,369

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2023. Prior year periods have not been restated.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Income	$6,711	$13,392	$23,421	$33,507
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale debt securities:
Unrealized holding losses arising during the period	(414)	(4,191)	(4,204)	(9,675)
Tax Effect	209	1,039	1,069	2,398
Other comprehensive loss	(205)	(3,152)	(3,135)	(7,277)
Comprehensive income	$6,506	$10,240	$20,286	$26,230

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254
Effect of Adopting ASU No. 2016 -13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	23,421	-	-	23,421
Other comprehensive income	-	-	-	-	-	(3,135)	(3,135)
Exercise of stock options (61,000 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	402	-	-	-	402
Treasury stock purchases (266,753 shares)	-	-	-	-	(3,816)	-	(3,816)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(520)	-	-	(520)
Redemption of Series H Preferred Stock	-	-	(220)	-	-	-	(220)
Cash dividends on common stock ($0.48 per share declared)	-	-	-	(7,864)	-	-	(7,864)
Dividend reinvestment plan	-	-	287	(287)	-	-	-
Stock purchase plan	-	-	826	-	-	-	826
Balance at September 30, 2023	$-	$-	$218,880	$132,729	$(38,347)	$(9,626)	$303,636

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2023	$-	$-	$218,524	$128,867	$(38,347)	$(9,421)	$299,623
Net income	-	-	-	6,711	-	-	6,711
Other comprehensive income	-	-	-	-	-	(205)	(205)
Stock-based compensation expense	-	-	185	-	-	-	185
Dividends payable on Series H 3.5%, and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(173)	-	-	(173)
Redemption of Series H Preferred Stock	-	-	(220)	-	-	-	(220)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,584)	-	-	(2,584)
Dividend reinvestment plan	-	-	92	(92)	-	-	-
Stock purchase plan	-	-	299	-	-	-	299
Balance at September 30, 2023	$-	$-	$218,880	$132,729	$(38,347)	$(9,626)	$303,636

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2022	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024
Net income	-	-	-	33,507	-	-	33,507
Other comprehensive income	-	-	-	-	-	(7,277)	(7,277)
Stock-based compensation expense	-	-	458	-	-	-	458
Exercise of stock options (111,950 shares)			3	-	-	-	3
Treasury stock purchases (71,513 shares)	-	-	-	-	(1,998)	-	(1,998)
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5%, and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(624)	-	-	(624)
Redemption of Series D and Series G preferred stock	-	-	(14,730)	-	-	-	(14,730)
Issuance of Series I Preferred Stock	-	-	6,809	-	-	-	6,809
Cash dividends on common stock ($0.48 per share declared)	-	-	-	(7,809)	-	-	(7,809)
Dividend reinvestment plan	-	-	351	(351)	-	-	-
Stock purchase plan	-	-	319	-	-	-	319
Balance at September 30, 2022	$-	$-	$216,060	$105,894	$(33,123)	$(6,149)	$282,682

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2022	$-	$-	$211,130	$95,393	$(31,889)	$(2,997)	$271,637
Net income	-	-	-	13,392	-	-	13,392
Other comprehensive income	-	-	-	-	-	(3,152)	(3,152)
Stock-based compensation expense	-	-	267	-	-	-	267
Exercise stock options expense (111,750 shares)	-	-	3	-	-	-	3
Treasury stock purchases (116,626 shares)	-	-	-	-	(1,234)	-	(1,234)
Dividends payable on Series H 3.5%, and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(174)	-	-	(174)
Issuance of Series I preferred stock	-	-	4,439	-	-	-	4,439
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,596)	-	-	(2,596)
Dividend reinvestment plan	-	-	121	(121)	-	-	-
Stock purchase plan	-	-	100	-	-	-	100
Balance at September 30, 2022	$-	$-	$216,060	$105,894	$(33,123)	$(6,149)	$282,682

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$23,421	$33,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,480	1,735
Amortization and accretion, net	(1,835)	(1,005)
Provision (benefit) for credit losses	4,177	(2,575)
Deferred income tax expense (benefit)	782	(505)
Loans originated for sale	(1,528)	(5,733)
Proceeds from sales of loans	1,739	6,811
Gain on sales of loans originated for sale	(25)	(126)
Realized and unrealized losses on equity investments	4,390	5,546
Stock-based compensation expense	402	458
BOLI Income	(1,154)	(2,087)
(Increase) decrease in accrued interest receivable	(2,720)	(1,910)
(Increase) decrease in other assets	(246)	700
Increase (decrease) in accrued interest payable	2,662	(214)
Increase (decrease) in other liabilities	2,946	(1,841)
Net Cash Provided by Operating Activities	34,491	32,761
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	13,653	9,310
Purchases of securities	(12,498)	(26,968)
Proceeds from sales of securities	5,024	1,232
Net increase in loans receivable	(239,035)	(477,429)
Proceeds from BOLI	-	3,500
Additions to premises and equipment	(4,335)	(221)
Purchase of Federal Home Loan Bank of New York stock	(11,516)	(6,304)
Net Cash Used In Investing Activities	(248,707)	(496,880)
Cash flows from financing activities:
Net increase in deposits	7,949	151,544
Proceeds from Federal Home Loan Bank of New York Long Term Advances	400,000	-
Net change in Federal Home Loan Bank of New York Short Term Advances	(160,000)	140,000
Purchases of treasury stock	(3,816)	(1,998)
Cash dividends paid on common stock	(7,864)	(7,809)
Cash dividends paid on preferred stock	(520)	(624)
Net proceeds from issuance of common stock	826	319
Net proceeds from issuance of preferred stock	-	6,809
Payments for redemption of preferred stock	(220)	(14,730)
Exercise of stock options	418	3
Net Cash Provided by Financing Activities	236,773	273,514

Net Increase (Decrease) in Cash and Cash Equivalents	22,557	(190,605)
Cash and Cash Equivalents-Beginning	229,359	411,629

Cash and Cash Equivalents-Ending	$251,916	$221,024

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$12,322	$13,615
Interest	55,853	9,036

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

The Company adopted ASU 2016-13 on January 1, 2023 for all financial assets measured at amortized cost and off-balance sheet credit exposures using the modified retrospective method. Results for the three and nine months ended September 30, 2023 are presented under Accounting Standards Codification 326, Financial Instruments – Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1, 2023, the Company recorded a $4.2 million decrease in allowance for credit losses on loans that is referred to as the current expected credit loss (“CECL”) methodology (previously allowance for loan losses), an elimination of $1.1 million of reserves related to acquired loans, and a $1.3 million increase related to allowance for off-balance sheet credit exposures included in other liabilities section of the consolidated statements of financial condition, which resulted in a total cumulative effect adjustment of $2.9 million and an increase to retained earnings a component of the stockholders’ equity (net of tax). Further information regarding the impact of CECL can be found in Note 7 – Loan Receivable and Allowance for Credit Losses.

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

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of September 30, 2023 and 2022.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	48,150	$14.83
Granted	52,252	15.01
Vested	(13,650)	14.60
Forfeited	-	-
Non-vested at September 30, 2023	86,752	$14.98

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	26,700	$12.89
Granted	69,000	17.05
Vested	(9,150)	13.91
Forfeited	-	-
Non-vested at September 30, 2022	86,550	$16.19

Restricted stock expense for the nine months ended September 30, 2023 and September 30, 2022 was $303,000 and $278,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of September 30, 2023 was approximately $960,000 over a weighted average period of 2.25 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of September 30, 2023.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2023	1,036,975	$9.03-13.68	$11.72

Options granted	-	-	-
Options exercised	(61,000)	9.03	9.03
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at September 30, 2023	975,975	$10.55-13.68	$11.89

As of September 30, 2023, stock options which were granted and were exercisable totaled 800,895. It is Company policy to issue new shares upon share option exercise.

Compensation expense for the nine months ended September 30, 2023 and September 30, 2022 was $99,000 and $180,000, respectively. Expected future compensation expense relating to the 175,080 shares of unvested options outstanding as of September 30, 2023 was $302,000 over a weighted average period of 3.12 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2023 and 2022, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. For the three and nine months ended September 30, 2023 and 2022, there were no outstanding options considered to be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$6,538	16,830	$0.39	$13,218	16,982	$0.78

Effect of dilutive securities:
Stock options	-	24		-	374

Diluted earnings per share:
Income available to common stockholders	$6,538	16,854	$0.39	$13,218	17,356	$0.76

	For the Nine Months Ended September 30,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$22,901	16,868	$1.36	$32,883	16,986	$1.94

Effect of dilutive securities:
Stock options	-	83		-	383

Diluted earnings per share:
Income available to common stockholders	$22,901	16,951	$1.35	$32,883	17,369	$1.89

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
(In Thousands)	2023	2022	2023	2022
Net losses recognized during the period on equity securities held at the reporting date	$(436)	$(559)	$(4,157)	$(5,487)
Net losses recognized during the period on equity securities sold during the period	(58)	-	(233)	(59)
Realized and unrealized losses on equity investments during the reporting period	$(494)	$(559)	$(4,390)	$(5,546)

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$708	$-	$41	$667
More than five to ten years	4,388	-	381	4,007
More than ten years	33,604	-	4,613	28,991
Sub-total:	38,700	-	5,035	33,665

Corporate Debt securities:
More than one to five years	6,000	-	115	5,885
More than five to ten years	53,564	-	6,942	46,622
Sub-total:	59,564	-	7,057	52,507

Total securities	$98,264	$-	$12,092	$86,172

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than five to ten years	5,445	-	350	5,095
More than ten years	23,210	-	3,435	19,775
Sub-total:	28,655	-	3,785	24,870

Corporate Debt securities:
Due within one year	7,321	-	91	7,230
More than five to ten years	59,629	-	4,005	55,624
Sub-total:	66,950	-	4,096	62,854

Municipal obligations:
Due after ten years	3,997	-	6	3,991
Sub-total:	3,997	-	6	3,991

Total Debt Securities Available for Sale	$99,602	$-	$7,887	$91,715

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2023
Residential Mortgage-backed securities	$11,987	$489	$21,677	$4,546	$33,664	$5,035
Corporate Debt securities	22,980	2,506	28,228	4,551	51,208	7,057
	$34,967	$2,995	$49,905	$9,097	$84,872	$12,092

December 31, 2022
Residential Mortgage-backed securities	$17,362	$2,022	$7,508	$1,763	$24,870	$3,785
Corporate Debt Securities	51,607	3,199	9,948	897	61,555	4,096
Municipal Obligations	3,991	6	-	-	3,991	6
	$72,960	$5,227	$17,456	$2,660	$90,416	$7,887

Note 7 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of September 30, 2023 and December 31, 2022 by segment and class:

	September 30, 2023	December 31, 2022
	(In Thousands)
Residential one-to-four family	$251,845	$250,123
Commercial and multi-family	2,444,887	2,345,229
Construction	185,202	144,931
Commercial business(1)	370,512	282,007
Home equity(2)	66,046	56,888
Consumer	3,647	3,240
	3,322,139	3,082,418

Less:
Deferred loan fees, net	(4,498)	(4,714)
Allowance for credit losses(3)	(31,914)	(32,373)

Total Loans, net	$3,285,727	$3,045,331

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

(3) The Company adopted ASU 2016-13 on January 1, 2023 with a modified retrospective approach. Accordingly, at September 30, 2023, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses”.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three and nine months ended September 30, 2023, and the related portion of the allowances for credit losses that is allocated to each loan class, as of September 30, 2023 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, July 1, 2023	$2,453	$15,045	$4,090	$7,864	$722	$31	-	$30,205

Charge-offs:	-	-	-	(515)		-	-	(515)
Recoveries:	14	-	-	5	-	-	-	19
Provision (benefit):	(23)	(595)	573	2,297	(54)	7	-	2,205
Ending Balance, September 30, 2023	2,444	14,450	4,663	9,651	668	38	-	31,914

Ending Balance attributable to loans:
Individually evaluated	-	-	608	2,164	-	-	-	2,772
Collectively evaluated	2,444	14,450	4,055	7,487	668	38	-	29,142
Ending Balance, September 30, 2023	2,444	14,450	4,663	9,651	668	38	-	31,914

Loans Receivables:
Individually evaluated	355	23,843	4,931	6,527	212	-	-	35,868
Collectively evaluated	251,490	2,421,044	180,271	363,985	65,834	3,647	-	3,286,271
Total Gross Loans:	$251,845	$2,444,887	$185,202	$370,512	$66,046	$3,647	$-	$3,322,139
(1) Includes business lines of credit.
(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance December 31, 2022	2,474	21,749	2,094	5,367	485	24	180	32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(7,123)	1,387	1,418	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,626	$3,481	$6,785	$667	$31	$-	$28,208

Charge-offs:	-	-	-	(555)	-	-	-	(555)
Recoveries:	38	-	-	30	16	-	-	84
Provision (benefit):	(212)	(176)	1,182	3,391	(15)	7	-	4,177
Ending Balance, September 30, 2023	$2,444	$14,450	$4,663	$9,651	$668	$38	$-	$31,914

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three and nine months ended September 30, 2022, and the related portion of the allowances for credit losses that is allocated to each loan class, as of September 30, 2022 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, July 1, 2022	$2,565	$21,157	$2,348	$7,639	$387	$17	$-	$34,113

Charge-offs:	-	-	-	(931)	-	-	-	(931)
Recovery:	7	-	-	2	4	-	-	13
Provision (benefit):	(374)	390	96	(993)	75	3	803	-
Ending Balance September 30, 2022	$2,198	$21,547	$2,444	$5,717	$466	$20	$803	$33,195

Ending Balance attributable to loans:
Individually evaluated	$204	$-	$519	$3,509	$6	$-	$-	$4,238
Collectively evaluated	1,994	21,547	1,925	2,208	460	20	803	28,957
Ending Balance September 30, 2022	$2,198	$21,547	$2,444	$5,717	$466	$20	$803	$33,195

Loans Receivables:
Individually evaluated	$4,914	$27,090	$3,180	$4,607	$733	$-	$-	$40,524
Collectively evaluated	237,324	2,137,230	149,923	201,054	55,331	2,545	-	2,783,407
Total Gross Loans:	$242,238	$2,164,320	$153,103	$205,661	$56,064	$2,545	$-	$2,823,931

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, January 1, 2022	$4,094	$22,065	$2,231	$8,000	$533	$14	$182	$37,119

Charge-offs:	-	-	-	(1,703)	-	-	-	(1,703)
Recovery:	9	-	-	138	9	198	-	354
Provision (benefit):	(1,905)	(518)	213	(718)	(76)	(192)	621	(2,575)
Ending Balance, September 30, 2022	$2,198	$21,547	$2,444	$5,717	$466	$20	$803	$33,195

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table presents the activity in the allowance for credit losses on off-balance sheet exposures for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(In thousands)	(In thousands)
Allowance for Credit Losses:
Beginning Balance	$254	$-
Impact of adopting ASU No. 2016-13 ("CECL") effective January 1, 2022	-	1,266
Provision (benefit)	148	(864)
Balance at September 30, 2023	$402	$402

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulty and modified during the nine months ending September 30, 2023.

The following table sets forth the delinquency status of total loans receivable as of September 30, 2023:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$50	$856	$178	$1,084	$250,761	$251,845	$-
Commercial and multi-family	12,195	6,378	3,267	21,840	2,423,047	2,444,887	-
Construction	-	2,045	2,886	4,931	180,271	185,202	-
Commercial business(1)	2,056	3,095	798	5,949	364,563	370,512	-
Home equity(2)	472	164	-	636	65,410	66,046	-
Consumer	-	1	-	1	3,646	3,647	-
Total	$14,773	$12,539	$7,129	$34,441	$3,287,698	$3,322,139	$-

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The table below sets forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at September 30, 2023 and December 31, 2022, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of September 30, 2023, and December 31, 2022, non-accrual loans differed from the amount of total loans past due 90 days due to loans 90 days past due and still accruing, or loans that were previously 90 days past due which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated its ability to satisfy the terms of the loan. There were $303,000 at September 30, 2023 and $843,000 at December 31, 2022 in non-accrual loans that were less than ninety days past due.

	As of September 30, 2023	As of December 31, 2022
	(In Thousands)	(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$178	$243
Commercial and multi-family	3,267	346
Construction	2,886	3,180
Commercial business(1)	1,600	1,340

Total	$7,931	$5,109

_________

(1) Includes business lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022 would have been approximately $1.5 million and $1.0 million, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on non-accrual status. At September 30, 2023 and December 31, 2022 there were no loans more than 90 days past due and still accruing interest.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at September 30, 2023 and gross charge-offs for the nine months ended September 30, 2023.

Loans by Year of Origination at September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$16,805	$54,608	$38,402	$31,622	$12,184	$96,050	$-	$-	$249,671
Special Mention	-	496	91	-	-	91	-	-	678
Substandard	-	-	1,318	-	-	178	-	-	1,496
Total one-to-four family	$16,805	$55,104	$39,811	$31,622	$12,184	$96,319	$-	$-	$251,845

Commercial and multi-family
Pass	$219,180	$822,626	$226,073	$217,855	$52,614	$848,504	$1,922	$-	$2,388,774
Special Mention	-	-	-	-	-	26,690	-	-	26,690
Substandard	-	3,071	4,079	3,575	-	18,698	-	-	29,423
Total Commercial and multi-family	$219,180	$825,697	$230,152	$221,430	$52,614	$893,892	$1,922	$-	$2,444,887

Construction
Pass	$15,108	$75,672	$57,434	$20,499	$-	$5,878	$5,681	$-	$180,272
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	1,458	-	586	-	2,886	-	-	4,930
Total Construction	$15,108	$77,130	$57,434	$21,085	$-	$8,764	$5,681	$-	$185,202

Commercial business
Pass	$2,553	$305	$3,314	$4,333	$7,143	$36,487	$304,133	$-	$358,268
Special Mention	-	-	-	-	369	1,666	3,582	-	5,617
Substandard	-	-	-	-	-	3,597	3,030	-	6,627
Total Commercial business	$2,553	$305	$3,314	$4,333	$7,512	$41,750	$310,745	$-	$370,512

Home equity
Pass	$4,189	$1,704	$565	$782	$1,306	$6,601	$50,074	$496	$65,717
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	117	212	329
Total Home equity	$4,189	$1,704	$565	$782	$1,306	$6,601	$50,191	$708	$66,046

Consumer
Pass	$1,463	$493	$1,524	$112	$47	$-	$8	$-	$3,647
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$1,463	$493	$1,524	$112	$47	$-	$8	$-	$3,647

Total Loans	$259,298	$960,433	$332,800	$279,364	$73,663	$1,047,326	$368,547	$708	$3,322,139

Gross charge-offs	$250	$305	$-	$-	$-	$-	$-	$-	$555

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at December 31, 2022.

Loans by Year of Origination at December 31, 2022
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$56,893	$40,465	$33,019	$12,959	$23,918	$82,144	$-	$-	$249,398
Special Mention	-	-	-	-	-	303	-	-	303
Substandard	-	179	-	-	-	243	-	-	422
Total one-to-four family	$56,893	$40,644	$33,019	$12,959	$23,918	$82,690	$-	$-	$250,123

Commercial and multi-family
Pass	$854,299	$234,441	$235,830	$55,752	$312,353	$628,191	$-	$-	$2,320,866
Special Mention	-	-	-	-	-	14,183	-	-	14,183
Substandard	599	-	-	-	8,000	1,581	-	-	10,180
Total Commercial and multi-family	$854,898	$234,441	$235,830	$55,752	$320,353	$643,955	$-	$-	$2,345,229

Construction
Pass	$51,783	$58,827	$17,518	$-	$1,794	$4,031	$7,798	$-	$141,751
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	3,180	-	-	-	3,180
Total Construction	$51,783	$58,827	$17,518	$-	$4,974	$4,031	$7,798	$-	$144,931

Commercial business
Pass	$70	$5,331	$5,470	$8,070	$22,940	$19,487	$212,402	$-	$273,770
Special Mention	-	-	-	431	-	1,600	2,385	-	4,416
Substandard	-	-	-	-	2,686	758	377	-	3,821
Total Commercial business	$70	$5,331	$5,470	$8,501	$25,626	$21,845	$215,164	$-	$282,007

Home equity
Pass	$1,541	$643	$830	$1,390	$1,465	$6,437	$43,857	$513	$56,676
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	212	212
Total Home equity	$1,541	$643	$830	$1,390	$1,465	$6,437	$43,857	$725	$56,888

Consumer
Pass	$994	$2,034	$139	$67	$-	$-	$6	$-	$3,240
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$994	$2,034	$139	$67	$-	$-	$6	$-	$3,240

Total Loans	$966,179	$341,920	$292,806	$78,669	$376,336	$758,958	$266,825	$725	$3,082,418

Note 8 – Stockholders’ Equity

On September 14, 2023, the Company redeemed 22 outstanding shares of its Series H 3.5% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $220,000.

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

Note 9 – Bank-Owned Life Insurance

BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At September 30, 2023 the Bank had $72.8 million in BOLI. BOLI is recorded at its net realizable value.

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

The Company believes that the fair values of its goodwill and other intangible assets were in excess of their carrying amounts and there was no impairment at September 30, 2023.

Amortization expense of the core deposit intangibles was $94,000 and $37,000 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at September 30, 2023 was $35,000 and $5.2 million, respectively. The unamortized balance of the core deposits intangibles and the amount of goodwill at December 31, 2022 was $129,000 and $5.2 million, respectively.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs
As of September 30, 2023:
Securities
Debt Securities Available for Sale	$86,172	$-	$86,172	$-
Marketable Equities	$8,272	$8,272	$-	$-
Total Securities	$94,444	$8,272	$86,172	$-

As of December 31, 2022:
Securities
Debt Securities Available for Sale	$91,715	$-	$91,715	$-
Marketable Equities	$17,686	$17,686	$-	$-
Total Securities	$109,401	$17,686	$91,715	$-

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended September 30, 2023 and 2022.

There were no liabilities measured at fair value on a recurring basis at September 30, 2023 or December 31, 2022.

Assets that the Company measured at fair value on a nonrecurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs
As of September 30, 2023
Individually Evaluated	$2,876	$-	$-	$2,876
Other real estate owned	$75	$-	$-	$75

As of December 31, 2022:
Individually Evaluated	$5,587	$-	$-	$5,587
Other real estate owned	$75	$-	$-	$75

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2023 or December 31, 2022.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2023 and December 31, 2022 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
September 30, 2023:
Individually Evaluated Loans	$2,876	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2022:
Individually Evaluated Loans	$5,587	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2023 and December 31, 2022.

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

Loans Held for Sale (Lower of Cost or Market)

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

Note 11 – Fair Values of Financial Instruments (Continued)

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded credit losses based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2023 and December 31, 2022 consisted of the loan balances of $7.1 million net of an allowance for credit losses of $4.2 million and $8.4 million net of an allowance for credit losses of $2.8 million, respectively.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$251,916	$251,916	$251,916	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	86,172	86,172	-	86,172	-
Equity investments	8,272	8,272	8,272	-	-
Loans held for sale	472	472	-	472	-
Loans receivable, net	3,285,727	3,088,826	-	-	3,088,826
FHLB of New York stock, at cost	31,629	31,629	-	31,629	-
Accrued interest receivable	16,175	16,175	-	16,175	-

Financial liabilities:
Deposits	2,819,556	2,813,939	1,740,300	1,073,639	-
Borrowings	622,674	615,575	-	615,575	-
Subordinated debentures	37,624	39,262	-	39,262	-
Accrued interest payable	5,735	5,735	-	5,735	-

	As of December 31, 2022

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$229,359	$229,359	$229,359	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	91,715	91,715	-	91,715	-
Equity investments	17,686	17,686	17,686	-	-
Loans held for sale	658	658	-	658	-
Loans receivable, net	3,045,331	2,876,925	-	-	2,876,925
FHLB of New York stock, at cost	20,113	20,113	-	20,113	-
Accrued interest receivable	13,455	13,455	-	13,455	-

Financial liabilities:
Deposits	2,811,607	2,499,978	1,713,754	786,224	-
Debt	382,261	377,227	-	377,227	-
Subordinated debentures	37,508	40,113	-	40,113	-
Accrued interest payable	3,073	3,073	-	3,073	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a 10-year term and bore an interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). On August 1, 2023, the interest rate was scheduled to adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). However LIBOR was replaced as the benchmark rate per the discussion below. The Notes are scheduled to mature on August 1, 2028. The Company will pay interest in arrears quarterly during the remaining term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital is used for general corporate purposes including organic growth initiatives. Subordinated debt includes associated deferred costs of $0 and $116,000 at September 30, 2023 and December 31, 2022, respectively.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly, and had been equal to the three-month LIBOR plus 2.65%.

In accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month CME Term SOFR as the applicable successor rate for both the Notes and the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease expense	$878	$964	$2,710	$2,804
Variable lease expense-operating leases	$269	$258	$793	$734

	At September 30, 2023	At December 31, 2022
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$12,953	$13,520

Current liabilities	$812	$3,062
Operating lease liabilities (noncurrent portion)	13,833	12,218
Imputed Interest	(1,327)	(1,421)
Total operating lease liabilities	$13,318	$13,859

The weighted average remaining lease term for operating leases at September 30, 2023 and December 31, 2022 was 5.95 years and 6.49 years, respectively. The weighted average discount rate for operating leases at September 30, 2023 and December 31, 2022 was 2.95 percent and 2.83 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at September 30, 2023 and December 31, 2022 (in thousands):

Maturities of lease liabilities:
	At September 30, 2023	At December 31, 2022
	Operating Leases	Operating Leases
One year or less	$812	$3,062
Over one year through three years	5,468	4,766
Over three years through five years	4,341	3,496
Over five years	4,024	3,956
Gross Operating Lease Liabilities	$14,645	$15,280
Imputed Interest	(1,327)	(1,421)
Total Operating Lease Liabilities	$13,318	$13,859

Note 14 – Subsequent Events

On October 18, 2023, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on November 3, 2023, with a payment date of November 17, 2023.

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

•the global impact of the military conflicts in the Ukraine and the Middle East;

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

•the effects of declines in real estate values that may adversely impact the collateral underlying our loans;

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2023, we had $3.812 billion in consolidated assets, $2.820 billion in deposits and $303.6 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2023, the Bank operated through 24 branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as four branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

The rapid rise in interest rates during 2022 and in the first nine months of 2023, the resulting industry-wide reduction in the fair value of securities portfolios, and the bank runs that led to the failures of some financial institutions in March of 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the U.S. banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital. See further discussion around some of these items in the remaining sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At September 30, 2023, the Company considers the allowance for credit losses to be its critical accounting estimate.

See further discussion of this critical accounting estimate in Note 7 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Condition

Total assets increased by $265.9 million, or 7.5 percent, to $3.812 billion at September 30, 2023, from $3.546 billion at December 31, 2022. The increase in total assets was mainly related to increases in total loans and in cash and cash equivalents.

Total cash and cash equivalents increased by $22.5 million, or 9.8 percent, to $251.9 million at September 30, 2023, from $229.4 million at December 31, 2022. The increase was primarily due to an increase in Federal Home Loan Bank (“FHLB”) borrowings and in deposits.

Loans receivable, net, increased by $240.4 million, or 7.9 percent, to $3.286 billion at September 30, 2023, from $3.045 billion at December 31, 2022. Total loan increases during 2023 included increases of $99.7 million in commercial real estate and multi-family loans, $88.5 million in commercial business loans, $40.3 million in construction loans, $1.7 million in residential one-to-four family loans and $9.6 million in home equity and consumer loans. The allowance for credit losses decreased $459,000 to $31.9 million, or 402.4 percent of non-accruing loans and 0.96 percent of gross loans, at September 30, 2023, as compared to an allowance for credit losses of $32.4 million, or 633.6 percent of non-accruing loans and 1.05 percent of gross loans, at December 31, 2022. Upon adoption of the CECL methodology, the Day One CECL adjustment resulted in a $4.2 million reduction to our ACL.

Total investment securities decreased by $15.0 million, or 13.7 percent, to $94.4 million at September 30, 2023, from $109.4 million at December 31, 2022, representing unrealized losses, calls and maturities, and repayments.

Deposit liabilities increased by $7.9 million, or 0.3 percent, to $2.820 billion at September 30, 2023, from $2.812 billion at December 31, 2022. Certificates of deposits and money market accounts increased $273.6 million and $43.2 million respectively, offset by interest bearing demand, non-interest bearing and savings and club accounts which declined $308.9 million during the first nine months of 2023.

Debt obligations increased by $240.5 million to $660.3 million at September 30, 2023 from $419.8 million at December 31, 2022. The weighted average interest rate of FHLB advances was 4.45 percent at September 30, 2023 and 4.07 percent at December 31, 2022. The weighted average maturity of FHLB advances as of September 30, 2023 was 1.71 years. The interest rate of our subordinated debt balances was 8.35 percent at September 30, 2023 and 5.62 percent at December 31, 2022 due to the fixed-rate period on such debt ending as of July 31, 2023.

Stockholders’ equity increased by $12.4 million, or 4.3 percent, to $303.6 million at September 30, 2023, from $291.3 million at December 31, 2022. The increase was primarily attributable to the increase in retained earnings of $17.6 million, or 15.3 percent, to $132.7 million at September 30, 2023 from $115.1 million at December 31, 2022 partially offset by the $3.1 million increase in accumulated other comprehensive loss during the first nine months of 2023 due to the effect rising interest rates had on our investment portfolio.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$3,330,446	$44,133	5.30%	$2,699,093	$32,302	4.79%
Investment securities (6)	96,723	1,262	5.22%	112,172	1,276	4.55%
Interest earning assets	270,729	3,672	5.43%	153,705	822	2.14%
Total interest-earning assets	3,697,898	49,067	5.31%	2,964,970	34,400	4.64%
Non-interest-earning assets	127,780			106,750
Total assets	$3,825,678			$3,071,720
Interest-bearing liabilities:
Interest-bearing demand accounts	$628,804	$2,244	1.43%	$774,871	$707	0.36%
Money market accounts	331,813	2,311	2.79%	353,821	462	0.52%
Savings accounts	300,484	182	0.24%	343,515	113	0.13%
Certificates of Deposit	1,024,900	10,923	4.26%	545,293	1,087	0.80%
Total interest-bearing deposits	2,286,001	15,660	2.74%	2,017,500	2,369	0.47%
Borrowed funds	660,773	7,727	4.68%	138,314	1,080	3.12%
Total interest-bearing liabilities	2,946,774	23,387	3.17%	2,155,814	3,449	0.64%
Non-interest-bearing liabilities	577,963			640,102
Total liabilities	3,524,737			2,795,916
Stockholders' equity	300,941			275,804
Total liabilities and stockholders' equity	$3,825,678			$3,071,720
Net interest income		$25,680			$30,951
Net interest rate spread(1)			2.13%			4.00%
Net interest margin(2)			2.78%			4.18%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans which are immaterial to the yield.

(6)Includes Federal Home Loan Bank of New York Stock.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$3,271,018	$125,666	5.12%	$2,521,375	$87,404	4.62%
Investment securities (6)	102,143	3,822	4.99%	109,422	3,369	4.11%
Interest earning assets	252,999	9,168	4.83%	314,024	1,812	0.77%
Total Interest-earning assets	3,626,160	138,656	5.10%	2,944,821	92,585	4.19%
Non-interest-earning assets	123,262			105,368
Total assets	$3,749,422			$3,050,189
Interest-bearing liabilities:
Interest-bearing demand accounts	$684,691	$6,242	1.22%	$759,307	$1,674	0.29%
Money market accounts	325,923	5,657	2.31%	351,846	1,199	0.45%
Savings accounts	311,733	443	0.19%	342,199	331	0.13%
Certificates of Deposit	926,684	25,849	3.72%	573,951	2,916	0.68%
Total interest-bearing deposits	2,249,031	38,191	2.26%	2,027,303	6,120	0.40%
Borrowed funds	585,028	20,324	4.63%	119,059	2,701	3.02%
Total interest-bearing liabilities	2,834,059	58,515	2.75%	2,146,362	8,821	0.55%
Non-interest-bearing liabilities	618,037			631,097
Total liabilities	3,452,096			2,777,459
Stockholders' equity	297,326			272,730
Total liabilities and stockholders' equity	$3,749,422			$3,050,189
Net interest income		$80,141			$83,764
Net interest rate spread(1)			2.35%			3.64%
Net interest margin(2)			2.95%			3.79%

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

(6)Includes Federal Home Loan Bank of New York Stock.

Results of Operations comparison for the Three Months Ended September 30, 2023 and 2022

Net income was $6.7 million for the third quarter ended September 30, 2023 and $13.4 million for the third quarter ended September 30, 2022. The decline was primarily driven by lower net interest income, higher credit loss provisioning and higher non-interest expenses for the third quarter of 2023 as compared with the third quarter of 2022.

Net interest income decreased by $5.3 million, or 17.0 percent, to $25.7 million for the third quarter of 2023, from $31.0 million for the third quarter of 2022. The decrease in net interest income resulted from higher interest expense which was partially offset by higher interest income.

Interest income increased by $14.7 million, or 42.6 percent, to $49.1 million for the third quarter of 2023 from $34.4 million for the third quarter of 2022. The average balance of interest-earning assets increased $732.9 million, or 24.7 percent, to $3.698 billion for the third quarter of 2023 from $2.965 billion for the third quarter of 2022, while the average yield increased 67 basis points to 5.31 percent for the third quarter of 2023 from 4.64 percent for the third quarter of 2022.

Interest expense increased by $19.9 million to $23.4 million for the third quarter of 2023 from $3.4 million for the third quarter of 2022. The increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 253 basis points to 3.17 percent for the third quarter of 2023 from 0.64 percent for the third quarter of 2022, while the average balance of interest-bearing liabilities increased by $791.0 million to $2.947 billion for the third quarter of 2023 from $2.156 billion for the third quarter of 2022. The increase in the average cost of funds resulted primarily from the persistently high interest rate environment.

The net interest margin was 2.78 percent for the third quarter of 2023 compared to 4.18 percent for the third quarter of 2022. The decrease in the net interest margin compared to the third quarter of 2022 was the result of the increase in the cost of interest-bearing liabilities partially offset by the increase in the yield on interest-earning assets.

During the third quarter of 2023, the Company experienced $496,000 in net charge-offs compared to $918,000 in net charge offs in the third quarter of 2022. The Bank had non-accrual loans totaling $7.93 million, or 0.24 percent of gross loans, at September 30, 2023 as compared to $8.51 million, or 0.30 percent of gross loans, at September 30, 2022. The allowance for credit losses on loans was $31.9 million, or 0.96 percent of gross loans at September 30, 2023, and $33.2 million, or 1.18 percent of gross loans at September 30, 2022. The provision for credit losses was $2.21 million for the third quarter of 2023 compared to no provisioning for credit losses for the third quarter of 2022. Management believes that the allowance for credit losses on loans was adequate at September 30, 2023 and September 30, 2022.

Non-interest income decreased by $40,000 to $1.41 million for the third quarter of 2023 from $1.45 million for third quarter of 2022. The decrease in total non-interest income was mainly related to the $180,000 decrease in BOLI income. This was offset by fees and service charges increasing by $98,000.

Non-interest expense increased by $2.0 million, or 14.9 percent, to $15.5 million for the third quarter of 2023 from $13.5 million for the third quarter of 2022. The increase in operating expenses for the third quarter of 2023 was primarily driven by higher regulatory assessment charges, higher salaries and employee benefits, and increased data processing expenses compared to the third quarter of 2022. The number of full-time equivalent employees for the third quarter of 2023 was 296, as compared to 301 for the same period in 2022.

The income tax provision decreased by $2.8 million, or 51.2 percent, to $2.7 million for the third quarter of 2023 from $5.6 million for the third quarter of 2022. The consolidated effective tax rate was 28.7 percent for the third quarter of 2023 compared to 29.3 percent for the third quarter of 2022.

Results of Operations comparison for the Nine Months Ended September 30, 2023 and 2022

Net income decreased by $10.1 million, or 30.1 percent, to $23.4 million for the first nine months of 2023 from $33.5 million for the first nine months of 2022. The decrease in net income was driven primarily by a higher provision for credit losses on loans and an increase in operating expenses for 2023 as compared to 2022.

Net interest income decreased by $3.6 million, or 4.3 percent, to $80.1 million for the first nine months of 2023 from $83.8 million for the first nine months of 2022. The decrease in net interest income resulted from a $49.7 million increase in interest expense, offset by an increase of $46.1 million in interest income.

The $46.1 million increase in interest income to $138.7 million for the first nine months of 2023, was a 49.8 percent increase from $92.6 million for the first nine months of 2022. The average balance of interest-earning assets increased $681.3 million, or 23.1 percent, to $3.626 billion for the first nine months of 2023, from $2.945 billion for the first nine months of 2022, while the average yield increased 91 basis points to 5.10 percent from 4.19 percent for the same comparable period. The increase in the average balance of interest-earning assets mainly related to an increase in the level of average loans receivable for the first nine months of 2023, as compared to the same period in 2022.

The increase in interest income mainly related to an increase in the average balance of loans receivable of $749.6 million to $3.271 billion for the first nine months of 2023, from $2.521 billion for the first nine months of 2022.

The $49.7 million increase in interest expense to $58.5 million for the first nine months of 2023, was a 563.4 percent increase from $8.8 million for the 2022 comparable period. This increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 220 basis points to 2.75 percent for the first nine months of 2023, from 0.55 percent for the first nine months of 2022, and an increase in the average balance of interest-bearing liabilities of $687.7 million, or 32.0 percent, to $2.834 billion from $2.146 billion over the same comparable periods. The increase in the average cost of funds primarily resulted from the high interest rate environment and an increase in the level of borrowed funds in the first nine months of 2023 compared to the same period in 2022.

Net interest margin was 2.95 percent for the first nine months of 2023, compared to 3.79 percent for the first nine months of 2022. The decrease in the net interest margin compared to the prior period was the result of an increase in the average volume of interest-bearing liabilities as well as an increase in the cost of interest-bearing liabilities.

During the first nine months of 2023, the Company experienced $471,000 in net charge offs compared to $1.3 million in net charge offs for the same period in 2022.The Bank had non-accrual loans totaling $7.93 million, or 0.24 percent, of gross loans at September 30, 2023 as compared to $8.51 million, or 0.30 percent of gross loans at September 30, 2022. The allowance for credit losses was $31.9 million, or 0.96 percent of gross loans at September 30, 2023, and $33.2 million, or 1.18 percent of gross loans at September 30, 2022. The provision for credit losses was $4.2 million for the first nine months of 2023 compared to a credit to the provision for loan losses of $2.6 million for the same period in 2022. Management believes that the allowance for credit losses was adequate at September 30, 2023 and September 30, 2022.

Non-interest income increased by $327,000 to $860,000 for the first nine months of 2023 from $533,000 for the first nine months of 2022. The improvement in total noninterest income was mainly related to a decrease of $1.2 million in the realized and unrealized losses on equity securities, partially offset by a decrease of $933,000 in BOLI income. The realized and unrealized losses on equity securities are based on market conditions.

Non-interest expense increased by $4.6 million, or 11.5 percent, to $44.0 million for the first nine months of 2023 from $39.5 million for the same period in 2022. The increase in operating expenses for 2023 was driven primarily by an increase in salaries and employee benefits, an increase in regulatory assessments, and higher data processing expenses. The number of full-time equivalent employees for the period ended September 30, 2023 was 300, as compared with 302 for the same period in 2022.

The income tax provision decreased by $4.5 million or 32.5 percent, to $9.4 million for the first nine months of 2023 from $13.9 million for the same period in 2022. The decrease in the income tax provision was a result of the lower taxable income for the nine months ended September 30, 2023 compared to the same period in 2022. The consolidated effective tax rate was 28.6 percent for the first nine months of 2023 compared to 29.3 percent for the first nine months of 2022.

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

At September 30, 2023 and December 31, 2022, the Company had $0 and $60.0 million, respectively, in overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings of $622.7 million at September 30, 2023 and $382.3 million at December 31, 2022. The average rate of FHLB advances was 4.45 percent at September 30, 2023 and 4.07 percent at December 31, 2022.

The Company had the ability at September 30, 2023 to obtain additional funding from the FHLB of up to $321.4 million, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $1.050 billion at September 30, 2023. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well positioned with adequate levels of cash and liquid assets as of September 30, 2023, as well as wholesale borrowing capacity of over $1.906 billion.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $33.5 million at September 30, 2023. The subordinated debentures have a ten-year term and bore an interest at a fixed annual rate of 5.625% for the first five years of the term. Beginning August 1, 2023, the interest rate adjusted to a floating rate based on the CME Term Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, as adjusted by the spread adjustment of 0.26161 percent, plus 2.72% until redemption or maturity. The Notes are scheduled to mature on August 1, 2028.

The Company also has $4.1 million of mandatory redeemable Trust Preferred securities. Effective September 18, 2023, the interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month CME Term SOFR, as adjusted by the spread adjustment of 0.26161 percent, plus 2.650%. Prior to September 18, 2023 the rate was based on the three-month LIBOR. The rate paid as of September 30, 2023 and 2022 was 8.320% and 6.177%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

In accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company selected the three-month CME Term SOFR as the applicable successor rate to LIBOR for both the subordinated debentures and the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, also includes the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. The Company does not anticipate there will be a significant financial statement impact from this change.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

We have opted in to the community bank leverage ratio (tier 1 capital to average consolidated assets) (“CBLR”) framework, with a minimum requirement of 9% for institutions under $10 billion in assets. Such institutions meeting that requirement may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized.

At September 30, 2023 and December 31, 2022, the Bank exceeded all of its regulatory capital requirements t. At September 30, 2023, although the Bank is below the required 9.00%, it is within the two-quarter grace period to be below 9.00% and still be considered well capitalized. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented. The following table sets forth the regulatory capital ratios for the Bank as well as the regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of September 30, 2023:
Bank
Community Bank Leverage Ratio	$343,086	8.96%	$306,344	8.00%	$344,637	9.00%

As of December 31, 2022:
Bank
Community Bank Leverage Ratio	$327,806	9.86%	$265,557	8.00%	$298,752	9.00%

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2023. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of September 30, 2023. The following sets forth the Company’s NPV as of September 30, 2023.

				NPV as a % of Assets
Change in Calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change

+200bp	$269,042	$(79,402)	(22.79)%	7.77%	(1.87)%
+100bp	309,841	(38,604)	(11.08)	8.76	(0.88)
PAR	348,444	-	-	9.64	-
-100bp	385,323	36,879	10.58	10.43	0.79

____________

bps-basis point

The table above indicates that at September 30, 2023, in the event of a 100-basis point increase in interest rates, we would experience a 11.08 basis point decrease in NPV, as compared to a 1.92 percent decrease at December 31, 2022.

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

Due to implementation of CECL issued by the FASB, the Bank has made updates to its internal control over financial reporting. Controls around the allowance for credit losses were replaced with CECL controls, including processes and control owners. With the exception of these changes, there was no change to our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of September 30, 2023, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1	Amendment to Employment Agreement dated August 4, 2023 among the Company, the Bank and Thomas M. Coughlin
Exhibit 10.2	Consulting Agreement dated August 4, 2023 among the Company, the Bank and Thomas M. Coughlin

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation LinkBase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition LinkBase
Exhibit 101.LAB	XBRL Taxonomy Extension Label LinkBase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation LinkBase
Exhibit 104	Cover page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: November 2, 2023	By:	/s/ Thomas Coughlin
Thomas Coughlin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)