Form 10-K
period 2023-12-31
BCB BANCORP INC
filed 2024-03-08
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2023, as reported by the Nasdaq Global Market, was approximately $172.2 million.

As of March 1, 2024, there were 16,957,391 shares of the Registrant’s Common Stock outstanding.

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

BCB Bancorp, Inc.

BCB Bancorp, Inc. (individually referred to herein as the “Parent Company” and together with its subsidiaries, collectively referred to herein as the “Company”) is a New Jersey corporation established in 2003, and is the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is 1-(800)-680-6872 and our website is www.bcb.bank. Information on our website is not incorporated into this Annual Report on Form 10-K. At December 31, 2023 we had $3.832 billion in consolidated assets, $2.979 billion in deposits and $314.1 million in consolidated stockholders’ equity. The Parent Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

The Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2023, the Bank operated at twenty-four branches in Bayonne, Edison, Hoboken, Fairfield, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as four branches in Staten Island and Hicksville, New York, through executive offices located at 104-110 Avenue C, and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Recent Events

On December 14, 2023, the Company completed a private placement of 1,527 shares of Series J Noncumulative Perpetual Stock, par value $0.01 per share (the “Series J Preferred Stock”), resulting in gross proceeds of $15,270,000. Also during the fourth quarter of 2023, the Company redeemed the remaining 1,101 outstanding shares of its Series H 3.5% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $11.0 million.

On September 14, 2023, the Company redeemed 22 outstanding shares of its Series H 3.5% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $220,000.

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable, and independent community-oriented financial institution dedicated to providing the highest quality customer service. Management’s and the Board of Directors’ extensive knowledge of the markets we serve helps to differentiate us from our competitors. Our business strategy incorporates the following elements: maintaining a community focus, focusing on profitability, strengthening our balance sheet, emphasizing real estate- based lending, capitalizing on market dynamics, providing attentive and personalized service, and attracting highly qualified and experienced personnel. These attributes coupled with our desire to seek out under-served markets for banking products and services, facilitate the growth of our franchise footprint organically and synergistically.

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

Focusing on profitability. Management is focused on optimizing profitability while also meeting the needs of businesses and individuals in its community. The persistently high interest rate environment and competition for liquidity have negatively impacted margins for our industry. Management continues to prudently manage its balance sheet to protect its spread income in a challenging operating environment. Additionally, Management continues to be committed to managing and controlling our non-interest expenses to improve our efficiency ratio.

Strengthening our balance sheet. Management has slowed its balance sheet growth to strengthen its liquidity and capital position. Management is focused on reducing reliance on wholesale borrowing that is expensive and not core to the Bank’s operating philosophy. Additionally, slower balance sheet growth combined with profitability are expected to continue to enhance the Company’s capital position. Management remains committed to strengthening the Company’s statements of financial condition and maintaining profitability by diversifying the products, pricing and services we offer. Additionally, the Company is very focused on maintaining robust asset quality as the industry continues to face challenges from an uncertain macroeconomic environment.

Emphasizing real estate-based lending. A primary focus of our business strategy is to originate loans secured by commercial and multi-family properties. Such loans generally provide higher returns than loans secured by one-to-four family properties. As a result of our underwriting practices, including debt service requirements for commercial real estate and multi-family loans, management believes that such loans offer us an opportunity to obtain higher returns without a significant increased level of risk.

Capitalizing on market dynamics. The consolidation of the banking industry in northeast New Jersey has provided a unique opportunity for a customer-focused banking institution, such as our Bank. We believe our local roots and community focus provide the Bank with an opportunity to capitalize on the consolidation in our market area. This consolidation has moved decision making away from local, community-based banks to much larger banks headquartered outside of New Jersey. We believe our local roots and community focus provide the Bank with an opportunity to capitalize on the consolidation in our market area.

Providing attentive and personalized service. Management believes that providing attentive and personalized service is the key to gaining deposit and loan relationships in the markets we serve and their surrounding communities.

Attracting highly experienced and qualified personnel. An important part of our strategy is to hire bankers who have prior experience in the markets we serve, as well as pre-existing business relationships. Our management team averages over decades of banking experience, while our lenders and branch personnel have significant experience at community banks and regional banks throughout the region. Management believes that its knowledge of these markets has been a critical element in the success of the Bank. Management’s extensive knowledge of the local communities has allowed us to develop and implement a highly focused and disciplined approach to lending, and has enabled the Bank to attract a high percentage of low-cost deposits.

Our Market Area

We are located in Bayonne, Jersey City and Hoboken in Hudson County, Edison, Monroe Township, Plainsboro and Woodbridge in Middlesex County, Lyndhurst, River Edge, and Rutherford in Bergen County; Fairfield, Maplewood, Newark, and South Orange in Essex County, Holmdel in Monmouth County, Parsippany in Morris County, and Union in Union County, New Jersey. The Bank also operates three branches in Staten Island, New York and one in Hicksville, New York. The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area. These areas are all considered “bedroom” or “commuter” communities to Manhattan. Our market area is well-served by a network of arterial roadways, including Route 440 and the New Jersey Turnpike.

Our market area has a high level of commercial business activity. Businesses are concentrated in the service sector and retail trade areas. Major employers in our market area include certain medical centers, municipalities, and school districts.

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

Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2023. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	After 5 Years through 15 Years	After 15 Years	Total
	(In Thousands)
Residential One-to-four family	$9	$9,215	$25,285	$213,786	$248,295
Construction	178,515	9,378	-	4,923	192,816
Commercial business(1)	151,025	133,523	75,997	11,657	372,202
Commercial and multi-family	151,674	555,795	440,250	1,286,396	2,434,115
Home equity(2)	565	2,070	12,930	50,766	66,331
Consumer	1,853	1,491	299	-	3,643
Total amount due	$483,641	$711,472	$554,761	$1,567,528	$3,317,402

__________

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2023 that are due after December 31, 2024, and have fixed interest rates or that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Residential One-to-four family	$157,792	$90,494	$248,286
Construction	-	14,301	14,301
Commercial business(1)	74,263	146,914	221,177
Commercial and multi-family	387,039	1,895,402	2,282,441
Home equity(2)	15,552	50,214	65,766
Consumer	1,200	590	1,790
Total amount due	$635,846	$2,197,915	$2,833,761

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings, retail stores, shopping centers, warehouses, and other non-residential buildings. Loans secured by multi-family properties contain five or more residential units. Generally, the Bank offers fully amortizing loans on both property types at loan amounts up to 75 percent of the appraised value of the property. Both commercial and multi-family real estate loans are generally made at rates that adjust above the Federal Home Loan Bank of New York interest rate, with terms of up to 30 years. In addition, the Bank offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. The Bank’s owner-occupied loans represented 21% of total Commercial and multi-family loans as of December 31, 2023 and the Bank’s multi-family portfolio represented 23% of the total Commercial and multi-family real estate loans. The rent controlled portion comprised 5% of total multi-family loans. The Bank’s multi-family loan portfolio had average LTVs of 55%. As of December 31, 2023, the Bank’s largest commercial real estate loan had an outstanding principal balance of $42.5 million. The borrower is a well-known private university, and the loan is secured by various properties which are associated with University functions. This loan is performing in accordance with its terms at December 31, 2023.

Loans secured by commercial and multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. The borrower’s creditworthiness, as well as the property’s continued viability and cash flow potential are of primary concern in commercial and multi-family real estate lending. Commercial loans secured by owner occupied properties involve different risks when measured against one-to-four family residential and non-owner-occupied commercial mortgage loans. Cash flow on owner occupied properties is often dependent on the success of the business operation contained within the subject property. The Bank intends to continue the origination of loans secured by commercial real estate and multi-family properties.

Construction Loans. The Bank offers loans to finance the construction of various types of commercial and residential properties. Generally, construction loans are offered with terms of up to thirty months, with adjustable interest rates tied to a margin above Prime Rate. Customarily, the Bank originates loans on projects which have all necessary permits in place to the Bank’s satisfaction. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the project, provided compliance with conditions set forth at loan approval. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2023, the Bank’s largest construction loan has a borrowing capacity of $24.8 million, of which $200,000 has not been disbursed. The loan is recourse to a well-capitalized borrower, with proceeds used to construct a transit-oriented multifamily development in northern New Jersey. This loan is performing in accordance with its terms at December 31, 2023.

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

Commercial Business Loans. The Bank offers a variety of commercial business loans in the form of either lines of credit or fully amortizing term loans. Lines of credit (LOCs) are typically utilized for working capital purposes. LOCs are either revolving or non-revolving and provide loan terms between one and three years. LOC repayment is generally interest only with adjustable interest rates tied to a margin above Prime Rate. Term loans are typically utilized for the purchase of a business or equipment for a business, and carry fully amortizing terms up to seven years. Term loan interest rates may be fixed or adjustable and tied to a margin above the Federal Home Loan Bank of New York rate. Commercial business loans are underwritten based upon the borrower’s ability to service such debt from income. These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. Depending on the circumstances, a commercial business loan may be secured by equipment, accounts receivable, inventory, chattel or other assets. As of December 31, 2023, the Bank’s largest commercial business loan has an outstanding balance of $24.3 million and is collateralized by 2nd mortgages on various franchises. This loan is performing in accordance with its terms at December 31, 2023.

Commercial business loans generally have higher rates and shorter terms than one-to-four family residential loans, but may also involve higher average balances and a higher risk of default, as their repayment generally depends on the success of the borrower’s business.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”). Amongst other characteristics, SBA borrowers are often sound businesses, but may have a smaller amount of equity funds to invest in their businesses, may be at an emergent stage of business development, or have other characteristics that may make them ineligible for conventional bank loans. There is a well-developed market for the sale of the guaranteed portion of SBA 7(a) loans. As of December 31, 2023, the Bank’s largest SBA loan has an outstanding balance of $4.9 million and is secured by a gym located in Marlboro, NJ. This loan is performing in accordance with its terms at December 31, 2023.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas. Generally, we originate residential mortgage loans up to 80 percent loan-to-value at a maximum loan amount of $2.5 million and 75 percent loan-to-value at a maximum loan amount of $5.0 million for primary residences. The loan-to-value ratio is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan-to-value ratios up to 90 percent, provided the borrower obtains private mortgage insurance approval. We originate both fixed and adjustable rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30-year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2.0 percent above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long-term fixed and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income. During 2023, loans totaling approximately $2.3 million were sold in the secondary market and gains of approximately $36,000 were recognized from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit. The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence or an investment property. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity lines of credit are offered with terms up to 20 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten utilizing the same criteria used to underwrite one-to-four family residential loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80 percent in a first lien position. At December 31, 2023, the outstanding and committed balances of home equity loans and lines of credit totaled $56.9 million and $57.0 million, respectively.

Consumer Loans. The Bank makes secured passbook, automobile and, on occasion, unsecured consumer loans. Consumer loans generally have terms between one and five years. They generally are made on a fixed rate basis, fully-amortizing.

Loan Approval Authority and Underwriting. The Bank’s Lending Policy has established lending limits for executive management. Two senior officers have the authority to approve loan requests up to $3.0 million (Level 1). Two officers with authority, one designated senior officer and one executive officer (CEO, CLO, and/or COO), have authority to approve loan requests greater than $3.0 million (Level 2). For loan requests greater than $20.0 million, with certain policy exceptions, Level 3 authorization is required.  Level 3 requires Level 2 signatures plus a majority of the Bank’s Loan Committee Members. Deviation of 5 basis points or less from Policy DSCR and/or LTV calculations (regardless of single credit or exposure amount), may be approved at the discretion of management. Loans approved by the Loan Committee shall be presented to the Board of Directors for ratification in a timely manner.

The Bank will customarily begin its underwriting analysis of a loan request upon receipt of a completed loan application, and all appropriate financial information from a prospective borrower. Property valuations or appraisals are required for all real estate collateralized loans. Appraisals are prepared by a state certified independent appraiser approved by the Bank Board of Directors.

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2023, our outstanding loan origination commitments totaled $975,000, standby letters of credit totaled $13.4 million, undisbursed construction funds totaled $63.4 million, and undisbursed lines of credit funds totaled $235.3 million.

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

Nonaccrual Status. Loans are placed on a nonaccrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on nonaccrual status, the accrual of interest income is discontinued until the loan has been returned to accrual status.  At December 31, 2023, the Bank had $18.8 million in non-accruing loans. The largest exposure of non-performing loans was a commercial real estate loan with an outstanding principal balance of approximately $3.6 million fully collateralized by a 21 unit condominium in New York.

As of December 31, 2023, nonaccrual loans differed from the amount of total loans past due greater than 90 days due to loans that were previously 90 days past due which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

Troubled Debt Restructuring. The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulty and modified during the twelve months ending December 31, 2023.

Criticized and Classified Loans. The Bank’s Lending Policy contains an internal rating system which evaluates the overall risk of a problem loan. When a loan is classified and determined to be impaired, the Bank may establish specific allowances for credit losses. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for credit losses generally do not qualify as regulatory capital. At December 31, 2023, the Bank reported $85.7 million in classified assets.

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

Allowance for Credit Losses. The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated statement of financial condition. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated statement of financial condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense.

Allowance for Credit Losses on Loans Receivable. The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Individually evaluated loans are primarily nonaccrual and collateral dependent loans. Furthermore, the Company evaluates the pooling methodology at least annually to ensure that loans with similar risk characteristics are pooled appropriately. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 7 – Loan Receivables and Allowance for Credit Losses.

Individually Evaluated Loans. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

Allowance for Credit Losses on Off-Balance Sheet Commitments. The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the Company relies on a third-party econometric model that calculates current utilization rates and projected utilization rates for different loan segments. The model then develops projections for future draws on the lines and forecasts losses to estimate reserves for each loan segment. The allowance for credit losses on unfunded loan commitments is included in other liabilities on the consolidated statement of financial condition and the related credit expense is recorded in other non-interest expense in the consolidated statements of income.

Allowance for Credit Losses on Available for Sale Securities. For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rate by major agencies and have a long history of no credit losses.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued Interest Receivable. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans and securities is reported as a component of accrued interest receivable on the consolidated statement of financial condition.

Allocation of the Allowance for Credit losses. The following table illustrates the allocation of the allowance for credit losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	December 31,
	2023		2022		2021
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Residential one-to-four family	$2,344	7.48%	$2,474	8.11%	$4,094	9.58%
Commercial and Multi-family	16,301	73.38	21,749	76.08	22,065	73.39
Construction	3,841	5.81	2,094	4.70	2,231	6.57
Commercial business(1)	10,353	11.22	5,367	9.15	8,000	8.15
Home equity(2)	691	2.0	485	1.85	533	2.15
Consumer	78	0.11	24	0.11	14	0.16
Unallocated	-	-	180	-	182	-
Total	$33,608	100.00%	$32,373	100.00%	$37,119	100.00%

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The following table presents, for the years indicated, an analysis of the allowance for credit losses and other related data.

	Years Ended December 31,
	2023	2022	2021

Allowance for credit losses to total loans outstanding	1.01%	1.05%	1.58%
Allowance for credit losses	$33,608	$32,373	$37,119
Total loans outstanding	$3,313,316	$3,077,704	$2,342,061

Nonaccrual loans to total loans outstanding	0.57%	0.17%	0.64%
Nonaccrual loans	$18,783	$5,109	$14,889
Total loans outstanding	$3,313,316	$3,077,704	$2,342,061

Allowance for credit losses to nonaccrual loans	178.90%	633.65%	249.30%
Allowance for credit losses	$33,608	$32,373	$37,119
Nonaccrual loans	$18,783	$5,109	$14,889

Net charge-offs (recovery) during the period to daily average loans outstanding

Residential one-to-four family	(0.02)%	0.01%	0.02%
Net charge-off (recovery) during the period	(45)	(23)	42
Average amount outstanding	$248,847	$232,916	$228,478

Commercial and multi-family	-%	-%	-%
Net charge-off (recovery) during the period	-	-	-
Average amount outstanding	$2,445,876	$1,981,862	$1,725,947

Construction	-%	-%	-%
Net charge-off (recovery) during the period	-	-	-
Average amount outstanding	$162,984	$147,411	$145,649

Commercial business	0.21%	(0.91)%	0.12%
Net charge-off (recovery) during the period	765	1,904	202
Average amount outstanding	$358,048	$208,996	$172,816

Home equity	(0.03)%	0.02%	(0.13)%
Net charge-off (recovery) during the period	(16)	(12)	(67)
Average amount outstanding	$62,311	$53,038	$53,495

Consumer	-%	7.96%	14.18%
Net charge-off (recovery) during the period	-	(198)	198
Average amount outstanding	$3,268	$2,487	$1,396

Total Loans	0.02%	(0.06)%	0.02%
Net charge-off (recovery) during the period	704	1,671	375
Average amount outstanding	$3,281,334	$2,626,710	$2,327,781

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

As of December 31, 2023, there were no securities classified as held-to-maturity. We had $87.8 million in securities classified as available for sale, $9.1 million in equity investments, and no securities classified as trading. Securities classified as available for sale were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of debt securities classified as held-to-maturity or available-for-sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2023, management concluded that all unrealized losses were temporary in nature since they were related to interest rate fluctuations rather than any underlying credit quality of the issuers.

As of December 31, 2023, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; (iv) municipal obligations; (v) equity securities (including preferred stock); (vi) certificates of deposit; and (vii) corporate debt (including subordinated debt). The Board of Directors may authorize additional investments.

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

Maturities and yields of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2023 by final contractual maturity. Average yield calculation equals the investments estimated annual income divided by the amortized cost. The following table does not take into consideration the effects of scheduled repayments, the effects of possible prepayments, or equity investments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	More than One to five years		More than five to ten years		More than ten years		Total investment securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield

Mortgage-backed securities	$605	1.68%	$4,147	2.81%	$32,833	3.34%	$34,613	$37,585	3.26%
Corporate debt securities	8,981	8.99	50,583	5.05	-	-	53,156	59,564	5.64
Total Debt Securities	$9,586	8.53%	$54,730	4.88%	$32,833	3.34%	$87,769	$97,149	4.72%

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2023, we had $505.4 million in brokered certificate deposits. Reciprocal deposits are not considered brokered deposits under applicable regulations.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2023		2022		2021
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)
Non-interest bearing accounts	-%	$536,264	-%	$613,910	-%	$588,207
Interest bearing checking	1.28	564,912	0.40	757,615	0.42	668,262
Savings and club accounts	0.20	284,273	0.13	329,752	0.16	329,724
Money market	2.54	370,934	0.66	305,556	0.50	337,126
Certificates of deposit	3.99	1,222,697	1.12	804,774	0.92	638,083
Total	2.49%	$2,979,080	0.61%	$2,811,607	0.56%	$2,561,402

__________

(1) Represents annual interest expense divided by daily average balance.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2023	2022	2021
	(Dollars in Thousands)
Beginning of year	$2,811,607	$2,561,402	$2,318,050
Net deposits	113,286	238,502	232,124
Interest credited on deposit accounts	54,187	11,703	11,228
Total increase in deposit accounts	167,473	250,205	243,352
Ending balance	$2,979,080	$2,811,607	$2,561,402
Percent increase	5.96%	9.77%	10.50%

Uninsured Deposits. The following table indicates the amount of uninsured deposits and the portion of uninsured time deposits in excess of FDIC insurance limits by time remaining until maturity.

	For the Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Uninsured deposits	$1,111,756	$1,087,703	$1,055,945

Uninsured U.S. time deposits with
a maturity of:
3 months or less	$97,312	$35,089	$38,355
Over 3 months through 6 months	35,657	26,826	27,639
Over 6 months through 12 months	99,638	67,584	101,221
Over 12 months	5,611	8,705	18,530
Total	$238,218	$138,204	$185,745

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$89,455	7.32%	$219,120	27.23%	$580,002	90.90%
1.00% - 1.99%	5,471	0.45	45,228	5.62	23,305	3.65
2.00% - 2.99%	17,686	1.45	89,872	11.17	31,783	4.98
3.00% - 3.99%	68,877	5.63	206,496	25.66	2,993	0.47
4.00% - 4.99%	177,750	14.54	226,734	28.17	-	-
5.00% - 5.99%	863,458	70.61	17,324	2.15	-	-
Total	$1,222,697	100.00%	$804,774	100.00%	$638,083	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2023.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total
	(In Thousands)
Interest rate:
0.00% - 0.99%	$73,105	$11,752	$3,004	$1,594	$89,455
1.00% - 1.99%	4,316	1,150	-	5	5,471
2.00% - 2.99%	16,116	58	565	947	17,686
3.00% - 3.99%	67,826	723	-	328	68,877
4.00% - 4.99%	175,772	1,978	-	-	177,750
5.00% - 5.99%	861,985	1,473	-	-	863,458
Total	$1,199,120	$17,134	$3,569	$2,874	$1,222,697

Borrowings. The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLB. At December 31, 2023, the Bank’s total credit exposure cannot exceed 50 percent of its total assets, or $1.916 billion, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50 percent of total assets is recalculated each quarter. Additionally, at December 31, 2023 we had floating rate junior subordinated debentures of $4.1 million which have been callable at the Bank’s option since June 17, 2009, and quarterly thereafter, and fixed-to-floating rate 10-year subordinated debentures of $33.5 million.

The following table sets forth information concerning balances and interest rates on our over-night borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2023	2022	2021
	(Dollars in Thousands)
Balance at end of year	$-	$60,000	$-
Average balance during year	$804	$1,313	$48
Maximum outstanding at any month end	$65,000	$87,000	$-
Weighted average interest rate at end of year	-%	4.61%	-%
Average interest rate during year	4.77%	3.13%	0.50%

Subsidiaries

We have three non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2023, this company held $96.9 million in securities. As a part of the merger with IAB in April, 2018, the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. Special Asset REO 2, LLC was inactive at December 31, 2023. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023. It has not conducted any business as of December 31, 2023.

Human Capital

The Company’s long-term growth and success depends on its ability to attract, develop and retain a high-performing and diverse workforce. The Company strives to provide a work environment that promotes collaboration, productivity, and employee engagement, which in turn drives both employee and customer success, as well as benefits the communities in which the Company does business.

The Company’s Board of Directors and executive team oversee the strategic management of the Company’s human capital resources, and the Company’s Human Resources Department manages the day-to- day of those resources.

Employee profile

As of December 31, 2023, the Company had 266 full-time employees, 46 part-time employees, and no commissioned employees, for a total of 312 employees. In addition, approximately 67% of the Company’s employees are female and 33% are male, and the average tenure was 7 years as of December 31, 2023.

Total Rewards

As part of the Company’s compensation philosophy, market competitive programs are maintained for employees to attract and retain superior talent. In addition to competitive base wages, additional programs include annual bonus compensation opportunities, a Company-matched 401(k) Plan, health and welfare benefits, flexible spending accounts, paid time off, family leave, and employee assistance programs. Some employees also receive grants of equity awards in the Company’s stock. In addition, the Company promotes health and wellness by encouraging work-life balance, and offering flexible work schedules.

Talent and Promoting Diversity

A core tenet of the Company’s talent philosophy is to both develop talent from within and supplement with external hires. Whenever possible, the Company seeks to fill positions by promotion and transfer from within the organization. The Company’s talent acquisition team uses internal and external resources to recruit highly skilled and talented candidates; employee referrals are also encouraged.

The Company is dedicated to recruitment and career development practices that support its employees and promotes diversity in its workforce at all levels of the Company. The Company is committed to having a workforce that reflects the communities in which it serves. Partnerships are in place with several sources to assist in attracting diverse talent from a broad population, including the African American, Asian American, and Latino chamber of commerce affiliations. In addition, career opportunities are shared with colleges and universities with diverse student bodies. The Company’s internship program also serves as a pipeline of diverse talent for full time employment. Other available tools are also utilized to connect with prospective new hires. As of December 31, 2023, 48% of the Company’s employees were persons of color.

Following a multi-pronged recruiting strategy, which includes sourcing diverse candidate pools, new hires participate in an onboarding program which includes an introduction to the Company’s culture, policies, and procedures. Retention strategies include espousing a culture that inspires loyalty and trust through ongoing communication of strategic initiatives, in addition to the benefits mentioned above in Total Rewards. The Company’s leadership development programs and opportunities offered through the Company’s continuing education program help ensure that motivated individuals have the opportunity for continuous improvement. Employees each maintain a professional development action plan and participate in regular evaluation and growth opportunities.

This approach has yielded loyalty and commitment from employees which in turn grows the business, products, and customers. This approach has also added new employees and ideas, which support a continuous improvement mindset and the goals of a diverse and inclusive workforce.

The Company strives to promote inclusion through defined Company values and behaviors. With the support from the Board of Directors, the Company continues to explore additional diversity, equity, inclusion, and belonging efforts through multiple approaches to inclusion: candidates, employees, and the marketplace. The Company is focused on sourcing and hiring with fair and equitable approaches, creating an environment where all employees can develop and thrive.

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

In lieu of complying with the capital requirements set forth above, qualifying community banking organizations may opt-in to the community bank leverage ratio (“CBLR”) framework (tier 1 capital to average consolidated assets). Such institutions that maintain a CBLR of at least 9.0 percent, are under $10.0 billion in assets and meet certain other qualifying criteria will automatically be deemed to be well-capitalized.

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

As noted above, these requirements do not apply to banks with less than $10.0 billion in assets who elect to follow the CBLR. The FDIC’s rule provides that the bank will be well-capitalized, with a community bank leverage ratio of 9.0 percent or greater. A banking organization that has a leverage ratio that is greater than 8.0 percent and equal to or less than 9.0 percent is allowed a two-quarter grace period after which it must either (i) again meet all qualifying criteria or (ii) apply and report the generally applicable rule. During this two-quarter period, a banking organization that is an insured depository institution and that has a leverage ratio that is greater than 8.0 percent would be considered to have met the well-capitalized capital ratio requirements for prompt corrective action purposes. An electing banking organization with a leverage ratio of 8.0 percent or less is not eligible for the grace period and must comply with the generally applicable rule, i.e. for the quarter in which the banking organization reports a leverage ratio of 8.0 percent or less. An electing banking organization experiencing or anticipating such an event would be expected to notify its primary federal supervisory agency, which would respond as appropriate to the circumstances of the banking organization.

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

Community Reinvestment Act. All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered bank, the FDIC is required to assess the institution’s record of compliance with the CRA. On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. BCB Community Bank’s latest FDIC CRA rating, dated September 20, 2021 was “satisfactory.”

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

Dividends

The primary source of cash to pay dividends to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank. The Bank may pay dividends to the Company as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

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

Under the Exchange Act, the Company is required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ended December 31, 2023, the Company’s auditors are required to audit our internal control over financial reporting.

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

At December 31, 2023, $2.434 billion, or 73.37 percent, of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. We maintain allowance for credit losses on loans and off-balance sheet exposures. The calculation of allowance for credit losses utilizes the use of econometric models that rely on various assumptions including but not limited to historical credit loss experience, economic forecasts, and expected future credit risks and trends. Additionally, Management relies on qualitative adjustments, as deemed necessary, to supplement the quantitative results generated by the models. Several factors including possibility of a recession, inflation, global pandemics, natural disasters, changes in regulations, identification of additional loan downgrades and other factors that are within and outside of our control may require a material increase in the allowance for credit losses for both on balance sheet loans and off-balance sheet credit exposures. Any increase in the allowance for credit losses will negatively impact our net income, possibly capital, and may have an adverse impact on our business and results of operations.

While we have only been operating for 23 years, we have experienced significant growth in our loan portfolio, particularly in loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our allowance for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

The asset quality of our loan portfolio may deteriorate if the economy falters, resulting in a portion of our loans failing to perform in accordance with their terms. Under such circumstances our profitability will be adversely affected.

At December 31, 2023, we had $85.7 million in classified loans of which none were classified as doubtful or loss. We also had $56.1 million of loans that were classified as special mention. In addition, at that date we had $18.8 million in non-accruing loans, or 0.57 percent of total loans. We have adhered to stringent underwriting standards in the origination of our loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local or broader economy. Should our local or regional economy weaken, our asset quality may deteriorate resulting in losses to the Company.

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

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the fair value of our securities classified as available for sale has declined. At December 31, 2023, the fair value of our total debt securities portfolio was $87.8 million, down from $91.7 million at December 31, 2022. The Company’s unrealized net loss on debt securities totaled $9.4 million on a pre-tax basis at December 31, 2023. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could negatively impact the Company’s capital, financial condition, and results of operations. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Over the past year, in response to a pronounced rise in inflation, the Federal Reserve has raised certain benchmark interest rates to combat inflation. As discussed above under CREDIT AND INTEREST RATE RISKS— Changes in interest rates could hurt our profits, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, decreases, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, all of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.

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

Adverse events in New Jersey and the New York metropolitan area, where our business is generally concentrated, could adversely affect our results and future growth.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2023, approximately 89.5 percent of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for credit losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures, or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities, or investment advisory products or services. For the years ended December 31, 2023 and 2022, our net interest income was $104.1 million and $113.9 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. Cybercrime risks have increased as electronic and mobile banking activities increased as a result of the COVID-19 pandemic. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently and often are not recognized until launched against a target and may originate from less-regulated and remote areas of the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including through online and mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

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

Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. At December 31, 2023, the Bank had $505.4 million in brokered certificate deposits. One of the Bank’s sources for brokered deposits is the Certificate of Deposit Account Registry Service (“CDARS”). At December 31, 2023, the Bank has $38.6 million in CDARS reciprocal deposits and $48.1 million in Insured Cash Sweep or ICS network deposits. These amounts, are reciprocal and are not considered brokered deposits under recent regulatory reform.

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

There has been a marked increase in the use of social media platforms, including weblogs (blogs), podcasts, social media websites, and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to the Bank’s business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the Bank’s interests and/or may be inaccurate. The dissemination of information online could harm the Bank’s business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording the Bank an opportunity for redress or correction.

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

Negative developments in the banking industry could adversely affect our business operations and our financial condition and results of operations.

Actual events involving bank failures, limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to negative media attention and market-wide liquidity problems. The closures by the regulators of First Republic Bank, Silicon Valley Bank, and Signature Bank in the first half of 2023 are examples of these events. These developments negatively impact customer confidence in regional and community banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

There has also been increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the 2023 negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

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

In 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9.0 percent for institutions under $10.0 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the “Regulatory Relief Act”, the Federal Reserve Board raised the asset threshold under its Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion for bank or savings and loan holding companies are permitted to have debt levels higher than would be permitted for larger holding companies, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. The Company no longer meets the definition of a Small Bank Holding Company and the qualifications set forth in the “Regulatory Relief Act” at December 31, 2022 and was subject to the larger company capital requirements at March 31, 2023.

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

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 480.6 percent of our risk-based capital at December 31, 2023. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our ability to foreclose on collateral.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

STRATEGIC RISKS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Cybersecurity risks are continually evolving, becoming increasingly complex and pervasive across all industries. To mitigate these cybersecurity risks and protect nonpublic, personally identifiable customer data, financial transactions and our classified information systems, the Bank has implemented a comprehensive information security program, which is a component of its overarching enterprise risk management program. Key components of the information security program include:

• A risk assessment process that identifies and prioritizes material cybersecurity risks; defines and evaluates the effectiveness of controls to mitigate the risks; and reports results to executive management and the Board of Directors.

• Annual security assessments that proactively identify potential vulnerabilities that are both externally facing and internal within the bank’s infrastructure; reports the results for all assessments to executive management and the Board of Directors with tracking and resolution to potential areas of risk.

• Vulnerability management program that patches known vulnerabilities across operating systems and software platforms.

• Strong controls around user access including creation, changes and termination of access, ongoing user access reviews, multifactor authentication and password policies.

• A technology team covering all critical cyber defense functions such as engineering, data protection, identity and access management, insider risk management, security operations, threat emulation and threat intelligence.

• A training program that educates employees about cybersecurity risks and how to protect themselves from cyberattacks.

• An awareness program that keeps employees informed about cybersecurity threats and how to stay safe online.

• An incident response plan that outlines the steps the Bank will take to respond to a cybersecurity incident, which is tested on a periodic basis.

• Adoption and implementation of a layered defense / defense in depth model n which security systems are linked or stacked so that the strengths of one security system compensate the weaknesses of the other system.

• Additional controls that include but not limited to data encryption; change management; end of life management; asset management; malware and antivirus detection, response and mitigation; physical security; business continuity and disaster recovery management.

The Bank engages reputable third-party assessors to conduct various independent audits on a regular basis, including but not limited to maturity assessments and various testing. Following a defense-in-depth strategy, the Bank leverages both in-house resources and third-party service providers to implement and maintain processes and controls to manage the identified risks.

The Bank’s Third-Party / Vendor Risk Management program is designed to ensure that our vendors meet our cybersecurity requirements. This includes conducting periodic risk assessments of vendors, requiring vendors to implement appropriate cybersecurity controls and monitoring vendor compliance with our cybersecurity requirements.

The Bank’s information security program and strategy are designed to ensure the Bank's information and information systems are resilient and appropriately protected from a variety of threats, both natural and man-made. Periodic audits and risk assessments are performed to validate control requirements and ensure that the Bank’s information is protected at a level commensurate with its sensitivity, value, and criticality. Preventative and detective security controls and policies are employed on all media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission to ensure the confidentiality, integrity, and availability of Bank information. These controls and policies include, but are not limited to access control, data encryption, data loss prevention, incident response, security monitoring, third party risk management, and vulnerability management.

The Bank's information security program and strategy are regularly reviewed and updated to ensure that they are aligned with the Bank's business objectives and are designed to address evolving cybersecurity threats and satisfy regulatory requirements and industry standards.

Material Effects of Cybersecurity Threats

While cybersecurity risks have the potential to materially affect the Bank's business, financial condition, and results of operations, the Bank does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Bank, including its business strategy, results of operations or financial condition. Accordingly, no matter how well designed or implemented the Bank’s controls are, there is a risk that it may not be able to anticipate all zero-day cyber security exploits and vulnerabilities, and it may not be able to implement effective preventive measures against such exploits / vulnerabilities and potentially associated security breaches in a timely manner.

Governance

Board of Directors Oversight

The Bank’s Board of Directors is charged with overseeing the establishment and execution of the Bank’s security management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility the Board has delegated primary oversight responsibility over the Bank’s security management framework, including oversight of cybersecurity risk and cybersecurity risk management, to the Information Technology /Information Security Committee of the Board of Directors. The Information Technology /Information Security Committee receives regular updates on cybersecurity risks and incidents and the cybersecurity program through direct interaction with the Chief Information Technology Officer and provides periodic updates regarding cybersecurity risks and the cybersecurity program to the full Board of Directors. Additionally, awareness and training on cybersecurity topics is provided to the Board on an annual basis.

Management's Role

The Information Technology department is responsible for implementing and maintaining the Bank’s cybersecurity risk management program. The Information Technology department consists of cybersecurity and information risk professionals who assess, identify, and manage cybersecurity risks. Information Security is led by Chief Information Technology Officer, who reports directly to the Chief Operating Officer and dotted lined to the Board of Directors. The Bank’s CITO has over 23 years of experience in technology and cybersecurity across the financial services industry. Prior to joining the Bank, the Bank’s CITO served as Chief Information Officer and Information Security Officer at First Choice Bank and the Director of Technology and IT Governance at OceanFirst Bank. The Information Technology department is responsible for ensuring the protection of electronic and physical information through the identification and management of risk activities. Information security risk is reported by the Information Technology Department through quarterly management reporting to achieve an appropriate flow of information risk reporting to the Board. The committees and working groups that monitor information security risks include the Cybersecurity Incident Response Team, and the Information Technology / Information Security Committee of the Board of Directors. These committees and working groups establish and oversee policies, programs, and other guidance to provide specific expectations for managing the cybersecurity risk.

ITEM 2. PROPERTIES

At December 31, 2023, the Bank conducted its business through an executive office, two administrative offices, and 28 branch offices. 13 offices have drive-up facilities. The Bank has 37 automatic teller machines at its branch facilities and three other off-site locations. The following table sets forth information relating to each of the Bank’s offices at December 31, 2023. The total net book value of the Bank’s premises and equipment at December 31, 2023 was $13.1 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C, Bayonne, New Jersey	2003	$2,179
Administrative and Other Offices
591-597 Avenue C, Bayonne, New Jersey	2010	50	(1)
27 West 18th Street, Bayonne, New Jersey	2014	191	(1)
Branch Offices
860 Broadway, Bayonne, New Jersey	2000	478	(1)
510 Broadway, Bayonne, New Jersey	2003	19	(1)
401 Washington Street, Hoboken, New Jersey	2010	135	(1)
987 Broadway, Bayonne, New Jersey	2010	-	(1)
473 Spotswood Englishtown Rd., Monroe Township, New Jersey	2010	97	(1)
611 Avenue C, Bayonne, New Jersey	2010	29	(1)
181 Avenue A, Bayonne, New Jersey	2010	1,984
211 Washington St., Jersey City, New Jersey	2010	-	(1)
200 Valley Street, South Orange, New Jersey	2011	927
378 Amboy Road, Woodbridge, New Jersey	2019	6	(1)
165 Passaic Avenue, Fairfield, New Jersey	2014	-	(1)
354 New Dorp Lane, Staten Island, New York	2015	-	(1)
190 Park Avenue, Rutherford, New Jersey	2015	23	(1)
1500 Forest Avenue, Staten Island, New York	2016	625	(1)
626 Laurel Avenue, Holmdel, New Jersey	2016	15	(1)
734 Ridge Road, Lyndhurst, New Jersey	2016	63	(1)
2000 Morris Avenue, Union, New Jersey	2016	13	(1)
156 Maplewood Avenue, Maplewood, New Jersey	2018	354	(1)
1630 Oak Tree Road, Edison, New Jersey	2018	190	(1)
1452 Route 46 West, Parsippany, New Jersey	2018	89	(1)
781 Newark Avenue, Jersey City, New Jersey	2018	3,185
70 Broadway, Hicksville, New York	2018	-	(1)
10 Schalks Crossing Road, Plainsboro, New Jersey	2018	64	(1)
876 Kinderkamack Road, River Edge, New Jersey	2019	93	(1)
1100 Washington Street, Hoboken, New Jersey	2019	192	(1)
269 Ferry Street, Newark, New Jersey	2020	322	(1)
240 Page Avenue, Staten Island, New York	2023	306	(1)

Net book value of properties		11,629
Net book value of furnishings and equipment		1,428	(2)
Total premises and equipment		$13,057

(1)Leased property

(2)Includes off-site ATMs

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2023, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”

Stockholders.

At March 1, 2024, the Company had approximately 5,500 stockholders of record.

Recent Sales of Unregistered Securities

None.

Dividends

The Company declared and paid cash dividends of $0.16 per share in each quarter for the year ended December 31, 2023. The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

Issuer Purchases of Equity Securities

On December 11, 2020, the Company issued a press release announcing the adoption of a new stock repurchase program, effective December 16, 2020. Under the stock repurchase program, management is authorized to repurchase up to 500,000 shares of the Company’s common stock. On October 17, 2022, the Company issued a press release announcing an amendment to its stock repurchase program. The amendment to the stock repurchase program increased the number of shares yet to be repurchased from 82,350 shares to a total number of 500,000 shares. The Company repurchased 266,753 shares during the year ended December 31, 2023, and has 150,897 remaining to be repurchased under the program. No shares were repurchased during the three months ended December 31, 2023.

Compensation Plans

Set forth below is information as of December 31, 2023 regarding equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans that were not approved by shareholders.

Plan
	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price(1)	Number of securities remaining available for issuance under plans
2011 Stock Option Plan	639,600	$12.06	-
2018 Equity Incentive Plan	423,127	$12.27	-
2023 Equity Incentive Plan	-	-	1,000,000
Equity compensation plans not approved by shareholders	-	-	-
Total	1,062,727	$12.14	1,000,000

_____________________________

(1)The weighted average exercise price reflects the exercise prices ranging from $10.55-$13.68 per share for options granted under the 2011 Stock Option Plan and the 2018 Equity Incentive Plan. As of December 31, 2023, the 2011 Stock Option Plan and the 2018 Equity Incentive Plan have expired.

Common Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on December 31, 2018 through December 31, 2023, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, as repriced on the SNL Banks Index, and (c) the cumulative total return of the Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

BCB Bancorp, Inc.

Total Return Performance
300
250
200
150
100
50
Index Value
BCB Bancorp, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

		Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
BCB Bancorp, Inc.	100.00	137.75	117.09	170.37	205.59	154.65
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41

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

Allowance for Credit losses

On January 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. Loans receivable are presented net of an allowance for credit losses and net deferred loan fees. In determining the appropriate level of the allowance, management considers a combination of factors, such as economic and industry trends, real estate market conditions, size and type of loans in portfolio, nature and value of collateral held, borrowers’ financial strength and credit ratings, and prepayment and default history. The calculation of the appropriate allowance for credit losses relies on econometric models to estimate the quantitative reserves and also the use of qualitative factors to supplement the quantitative calculation. The process of establishing allowance for credit losses is complex and requires a substantial amount of judgment regarding the impact of the aforementioned factors, as well as other factors, on the ultimate realization of loans receivable. In addition, our determination of the amount of the allowance for credit losses is subject to review by the New Jersey Department of Banking and Insurance and the FDIC, as part of their examination process. After a review of the information available, our regulators might require the establishment of an additional allowance. Any increase in the allowance for loan loss required by regulators would have a negative impact on our earnings. Refer to Note 5 of the accompanying consolidated financial statements for additional information on the Company’s allowance for credit loss process.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Based on a qualitative assessment, management determined that the Company’s recorded goodwill totaling $5.2 million, is not impaired as of December 31, 2023.

Financial Condition at December 31, 2023 and 2022

Total assets increased by $286.2 million, or 8.1 percent, to $3.832 billion at December 31, 2023, from $3.546 billion at December 31, 2022. The increase in total assets was mainly related to increases in total loans and in cash and cash equivalents.

Total cash and cash equivalents increased by $50.2 million, or 21.9 percent, to $279.5 million at December 31, 2023, from $229.4 million at December 31, 2022. The increase was primarily due to an increase in Federal Home Loan Bank (“FHLB”) borrowings and in deposits.

Loans receivable, net, increased by $234.4 million, or 7.7 percent, to $3.280 billion at December 31, 2023, from $3.045 billion at December 31, 2022. Total loan increases during 2023 included increases of $90.2 million in commercial business loans, $88.9 million in commercial real estate and multi-family loans, $47.9 million in construction loans and $9.8 million in home equity and consumer loans. 1-4 family residential loans decreased $1.8 million. The allowance for credit losses increased $1.2 million to $33.6 million, or 178.9 percent of non-accruing loans and 1.01 percent of gross loans, at December 31, 2023, as compared to an allowance for credit losses of $32.4 million, or 633.6 percent of non-accruing loans and 1.05 percent of gross loans, at December 31, 2022.

Total investment securities decreased by $12.5 million, or 11.5 percent, to $96.9 million at December 31, 2023, from $109.4 million at December 31, 2022, representing unrealized losses, calls and maturities, and repayments.

Deposit liabilities increased by $167.5 million, or 6.0 percent, to $2.979 billion at December 31, 2023, from $2.812 billion at December 31, 2022. Certificates of deposits and money market accounts increased $417.9 million and $65.4 million, respectively, offset by interest bearing demand, non-interest bearing and savings and club accounts which declined $315.8 million during the twelve months of 2023.

Debt obligations increased by $90.7 million to $510.4 million at December 31, 2023 from $419.7 million at December 31, 2022. The weighted average interest rate of FHLB advances was 4.21 percent at December 31, 2023 and 4.07 percent at December 31, 2022. The weighted average maturity of FHLB advances as of December 31, 2023 was 1.93 years. The interest rate of our subordinated debt balances was 8.36 percent at December 31, 2023 and 5.62 percent at December 31, 2022 due to the fixed-rate period on such debt ending as of July 31, 2023.

Stockholders’ equity increased by $22.8 million, or 7.8 percent, to $314.1 million at December 31, 2023, from $291.3 million at December 31, 2022. The increase was primarily attributable to the increase in retained earnings of $20.8 million, or 18.1 percent, to $135.9 million at December 31, 2023 from $115.1 million at December 31, 2023.

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

	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (2)	$3,281,334	$169,559	5.17%	$2,626,710	$123,577	4.70%	$2,327,781	$107,660	4.63%
Investment securities (3)	100,000	5,106	5.11	109,604	4,731	4.32	108,545	3,954	3.64
Interest-earning deposits	270,659	13,695	5.06	274,649	3,133	1.14	377,209	959	0.25
Total interest-earning assets	3,651,993	188,360	5.16%	3,010,963	131,441	4.37%	2,813,535	112,573	4.00%
Non-interest-earning assets	123,651			106,712			106,039
Total assets	$3,775,644			$3,117,675			$2,919,574
Interest-bearing liabilities:
Interest-bearing demand accounts	$658,023	$8,426	1.28%	$751,708	$2,970	0.40%	$637,671	$2,657	0.42%
Money market accounts	334,353	8,489	2.54	350,207	2,313	0.66	335,824	1,678	0.50
Savings accounts	305,778	620	0.20	340,232	449	0.13	317,301	505	0.16
Certificates of deposit	980,617	39,157	3.99	614,346	6,889	1.12	673,233	6,160	0.92
Total interest-bearing deposits	2,278,771	56,692	2.49	2,056,493	12,621	0.61	1,964,029	11,000	0.56
Borrowed funds	594,564	27,606	4.64	149,354	4,875	3.26	173,341	4,180	2.41
Total interest-bearing liabilities	2,873,335	84,298	2.93%	2,205,847	17,496	0.79%	2,137,370	15,180	0.71%
Non-interest-bearing liabilities	602,691			636,217			524,668
Total liabilities	3,476,026			2,842,064			2,662,038
Stockholders' equity	299,618			275,611			257,536
Total liabilities and stockholders' equity	3,775,644			3,117,675			2,919,574
Net interest income		$104,062			$113,945			$97,393
Net interest rate spread (4)			2.22%			3.57%			3.29%
Net interest margin (5)			2.85%			3.78%			3.46%

_______________

(1) Excludes allowance for credit losses.

(2) Includes nonaccrual loans which are immaterial to the yield.

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

	Years Ended December 31,
	2023 vs. 2022				2022 vs. 2021				2021 vs. 2020
	Increase (Decrease) Due to				Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$30,798	$12,155	$3,029	$45,982	$13,825	$1,854	$238	$15,917	$371	$136	$-	$507
Investment securities	(415)	865	(76)	374	39	731	7	777	(277)	862	(69)	516
Interest-earning deposits	(45)	10,764	(156)	10,563	(261)	3,344	(909)	2,174	(175)	(1,813)	112	(1,876)
Total interest-earning assets	30,338	23,784	2,797	56,919	13,603	5,929	(664)	18,868	(81)	(815)	43	(853)
Interest expense:
Interest-bearing demand accounts	(370)	6,656	(830)	5,456	475	(138)	(24)	313	950	(1,024)	(319)	(393)
Money market deposits	(105)	6,579	(298)	6,176	72	540	23	635	144	(1,494)	(69)	(1,419)
Savings deposits	(46)	241	(24)	171	36	(86)	(6)	(56)	64	-	-	64
Certificates of Deposits	4,107	17,643	10,519	32,269	(538)	1,389	(122)	729	(5,369)	(10,835)	3,005	(13,199)
Borrowings	14,532	2,060	6,139	22,731	(578)	1,478	(205)	695	(2,636)	(404)	151	(2,889)
Total interest-bearing liabilities	18,118	33,179	15,506	66,803	(533)	3,183	(334)	2,316	(6,847)	(13,757)	2,768	(17,836)
Change in net interest income	$12,220	$(9,395)	$(12,709)	$(9,884)	$14,136	$2,746	$(330)	$16,552	$6,766	$12,942	$(2,725)	$16,983

Results of Operations for the Years Ended December 31, 2023 and 2022

Net income decreased by $16.1 million, or 35.3 percent, to $29.5 million for the year ended December 31, 2023 from $45.6 million for the year ended December 31, 2022. The decrease in net income was primarily driven by less net interest income and an increased provision for credit losses on loans being recorded.

Net interest income decreased by $9.9 million, or 8.7 percent, to $104.1 million for the year ended December 31, 2023 from $113.9 million for the year ended December 31, 2022. The decrease in net interest income resulted from a $66.8 million increase in interest expense, offset by an increase of $56.9 million in interest income.

The $56.9 million increase in interest income to $188.4 million for the twelve months of 2023, was a 43.3 percent increase from $131.4 million for the twelve months of 2022. The average balance of interest-earning assets increased $641.0 million, or 21.3 percent, to $3.652 billion for the twelve months of 2023, from $3.011 billion for the twelve months of 2022, while the average yield increased 79 basis points to 5.16 percent from 4.37 percent for the same comparable period. The increase in the average balance of interest-earning assets and in interest income mainly related to an increase in the average balance of loans receivable of $654.6 million to $3.281 billion for the twelve months of 2023, from $2.627 billion for the twelve months of 2022.

The $66.8 million increase in interest expense to $84.3 million for the twelve months of 2023, was a 381.8 percent increase from $17.5 million for the 2022 comparable period. This increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 214 basis points to 2.93 percent for the twelve months of 2023, from 0.79 percent for the twelve months of 2022, and an increase in the average balance of interest-bearing liabilities of $667.5 million, or 30.3 percent, to $2.873 billion from $2.206 billion over the same comparable periods. The increase in the average cost of funds primarily resulted from the high interest rate environment and an increase in the level of borrowed funds in the twelve months of 2023 compared to the same period in 2022.

Net interest margin was 2.85 percent for the twelve months of 2023, compared to 3.78 percent for the twelve months of 2022. The decrease in the net interest margin compared to the prior period was primarily the result of an increase in the average volume of interest-bearing liabilities as well as an increase in the cost of interest-bearing liabilities.

During the twelve months of 2023, the Company recognized $704,000 in net-charge offs compared to $1.7 million in net-charge offs for the same period in 2022.

Non-interest income increased by $2.5 million to $4.1 million for the twelve months of 2023 from $1.6 million for the twelve months of 2022. The improvement in total non-interest income was mainly related to a $2.9 million decrease in the realized and unrealized losses on equity securities. The realized and unrealized losses on equity securities are based on market conditions.

Non-interest expense increased by $5.1 million, or 9.2 percent, to $60.6 million for the twelve months of 2023 from $55.5 million for the same period in 2022. The increase in operating expenses for 2023 was driven primarily by an increase in salaries and employee benefits, an increase in regulatory assessments, and higher data processing expenses. The 2023 salaries and benefits expense includes a one-time payment of $1.17 million to the Company’s former President and Chief Executive Officer.

The income tax provision decreased by $5.5 million or 31.7 percent, to $12.0 million for the twelve months of 2023 from $17.5 million for the same period in 2022. The decrease in the income tax provision was a result of the lower taxable income for the twelve months ended December 31, 2023 compared to the same period in 2022. The consolidated effective tax rate was 28.9 percent for the twelve months of 2023 compared to 27.8 percent for the twelve months of 2022.

Results of Operations for the Years Ended December 31, 2022 and 2021

The results of operations comparison of 2022 compared to 2021 can be found in the Company’s previously filed Annual Report on Form 10-K for the year-ended December 31, 2022 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”- Results of Operations for the Years Ended December 31, 2022 and 2021 on pages 28 and 29.

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

The Company’s primary sources of funds to satisfy its objectives are net growth in deposits (primarily retail), principal and interest payments on loans and investment securities, proceeds from the sale of originated loans and FHLB and other borrowings. The scheduled amortization of loans is a predictable source of funds. Deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including unsecured overnight lines of credit and other collateralized borrowings from the Federal Reserve Bank Discount Window, the FHLB and other correspondent banks. Our Asset / Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.

At December 31, 2023 and 2022, the Company had $0 and $60 million in overnight borrowings outstanding with the FHLB, respectively. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $510.4 million at December 31, 2023 as compared to $419.8 million at December 31, 2022.

At December 31, 2023, the Company had the ability to obtain additional funding from the FHLB of $408.3 million and $309.2 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $1.199 billion at December 31, 2023. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of December 31, 2023 and a significant amount of available borrowing capacity with FHLB and Federal Reserve Bank Discount Window.

At December 31, 2023 and 2022, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized” under prompt corrective action provisions.

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2023. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2023. The following sets forth the Company’s NPV as of December 31, 2023.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+100bp	$305,247	$(34,563)	(10.17)%	8.51%	(0.77)	bps
PAR	339,810	-	0.00	9.28	0.00	bps
-100bp	371,622	31,812	9.36	9.94	0.66	bps
-200bp	400,009	60,199	17.72	10.47	1.19	bps
-300bp	420,099	80,289	23.63	10.76	1.48	bps

_________

bps-basis point

The table above indicates that at December 31, 2023, in the event of a 100-basis point decrease in interest rates, we would experience a 0.66 basis point increase in NPV, as compared to a 0.02 percent decrease at December 31, 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BCB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 8, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 upon the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (“ASC 326”).

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

Allowance for Credit Losses – Loans Evaluated on a Collective Basis

As described in Notes 2 and 5 to the financial statements, the Company has recorded an allowance for credit losses (“ACL”) in the amount of $33.6 million as of December 31, 2023, representing management’s estimate of credit losses over the remaining expected life of the Bank’s loan portfolio as of that date. Upon adoption of ASC 326 on January 1, 2023, the Company recorded a cumulative effect adjustment to increase opening retained earnings and decrease the ACL by $4.2 million, net of related deferred income tax effects. Management determined these amounts, and corresponding provision for credit loss expense during the year ended December 31, 2023, pursuant to the application of ASC 326.

The Company’s methodology to determine its ACL incorporates the use of third-party software to arrive at an expected life-of-loan loss amount that incorporates a probability of default approach for commercial and commercial real estate loans and a discounted cash flow approach for residential real estate and consumer loans. Both of these approaches use industry-based loss history and Company specific prepayment rates that are adjusted based on various current and forecasted economic factors including, as relevant, home price indices, treasury yields, national and local unemployment rates and national real disposable income growth rates which incorporate reasonable and supportable forecasts. The results of these calculations are then qualitatively adjusted by management based on portfolio specific attributes including recent growth trends, credit concentrations, personnel changes and other portfolio relevant information. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Following are some of the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL, including controls over the:

•Methodologies used to calculate the estimate

•External model validation of the third-party model for appropriateness of model usage along with recalculation of model results

•Completeness and accuracy of loan data

•Evaluation of model assumptions including economic forecasts and loss-given default rates

•Development of qualitative adjustments to model results

Addressing the above matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures also included, among others, reviewing the Bank’s model validation ensuring appropriate recalculation of the models used along with management’s review of model validation results, testing various assumptions used in the calculation, testing management’s process for determining the qualitative reserve component, evaluating the appropriateness of management’s methodology relating to the qualitative reserve component and testing the completeness and accuracy of data utilized by management.

/s/ Wolf & Company, P.C.

Auditor ID: 392

Boston, Massachusetts

March 8, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BCB Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited BCB Bancorp Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the December 31, 2023 consolidated financial statements of the Company and our report dated March 8, 2024 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
An entity’s internal control over financial reporting is a process affected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income. An entity's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the receipts and expenditures of the entity are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection and correction, of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Other Matter

We were not engaged to, and we have not performed any procedures with respect to management’s assertion regarding compliance with laws and regulations included in the accompanying Management Report. Accordingly, we do not express any opinion, or any other form of assurance, on management’s assertion regarding compliance with laws and regulations.

Restriction on Use

This report is intended solely for the information and use of the Board of Directors and management of the Company and regulatory authorities and is not intended to be, and should not be, used by anyone other than these specified parties.

/s/ Wolf & Company, P.C.

Auditor ID: 392

Boston, Massachusetts

March 8, 2024

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2023	2022
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and amounts due from depository institutions	$16,597	$11,520
Interest-earning deposits	262,926	217,839
Total cash and cash equivalents	279,523	229,359

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value	87,769	91,715
Equity investments	9,093	17,686
Loans held for sale	1,287	658
Loans receivable, net of allowance for credit losses of $33,608 and
$32,373, respectively	3,279,708	3,045,331
Federal Home Loan Bank of New York stock, at cost	24,917	20,113
Premises and equipment, net	13,057	10,508
Accrued interest receivable	16,072	13,455
Other real estate owned	-	75
Deferred income taxes	18,213	16,462
Goodwill and other intangibles	5,253	5,382
Operating lease right-of-use assets	12,935	13,520
Bank-owned life insurance ("BOLI")	73,407	71,656
Other assets	10,428	9,538
Total Assets	$3,832,397	$3,546,193

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$536,264	$613,910
Interest bearing deposits	2,442,816	2,197,697
Total deposits	2,979,080	2,811,607
FHLB Advances	472,811	382,261
Subordinated debentures	37,624	37,508
Operating lease liability	13,315	13,859
Other liabilities	15,512	9,704
Total Liabilities	3,518,342	3,254,939

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,528 shares of Series I 3.0% and Series J 8.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2023 and 2,124 shares of Series H 3.5% and Series I 3% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2022	-	-
Additional paid-in capital preferred stock	25,043	21,003
Common stock: no par value; 40,000,000 shares authorized, issued 20,138,294 and 19,898,197 at December 31, 2023 and December 31, 2022, respectively, outstanding 16,904,323 shares and 16,930,979 shares, at December 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital common stock	198,923	196,164
Retained earnings	135,927	115,109
Accumulated other comprehensive loss	(7,491)	(6,491)
Treasury stock, at cost, 3,233,971 and 2,967,218 shares at December 31, 2023 and December 31, 2022, respectively	(38,347)	(34,531)
Total Stockholders' Equity	314,055	291,254

Total Liabilities and Stockholders' Equity	$3,832,397	$3,546,193

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022	2021
	(In Thousands, Except for Per Share Data)
Interest and dividend income:
Loans, including fees	$169,559	$123,577	$107,660
Mortgage-backed securities	880	564	680
Other investment securities	4,226	4,167	3,274
FHLB stock dividends and other interest-earning assets	13,695	3,133	959
Total interest and dividend income	188,360	131,441	112,573
Interest expense:
Deposits:
Demand	16,915	5,283	4,335
Savings and club	620	449	505
Certificates of deposit	39,157	6,889	6,160
	56,692	12,621	11,000
Borrowings	27,606	4,875	4,180
Total interest expense	84,298	17,496	15,180
Net interest income	104,062	113,945	97,393
Provision (benefit) for credit losses	6,104	(3,075)	3,855
Net interest income after provision (benefit) for credit losses	97,958	117,020	93,538
Non-interest income:
Fees and service charges	5,334	4,816	3,972
BOLI income	1,751	2,671	2,952
Gain on sales of loans	36	129	667
(Loss) gain on sale of impaired loans held in portfolio	-	-	(64)
Gain on sales of other real estate owned	77	-	11
Gain on sale of premises	-	-	371
Realized and unrealized (loss) gain on equity investments	(3,361)	(6,269)	147
Other	251	248	639
Total non-interest income	4,088	1,595	8,695
Non-interest expense:
Salaries and employee benefits	30,827	28,021	26,410
Occupancy and equipment	10,340	10,627	11,360
Data processing service fees	6,968	6,033	6,024
Professional fees	2,735	3,766	1,919
Director fees	1,083	1,253	1,043
Regulatory assessments	3,585	1,243	1,310
Advertising and promotional	1,348	941	554
Other real estate owned, net	7	10	35
Loss from extinguishment of debt	-	-	1,597
Other	3,698	3,611	3,723
Total non-interest expense	60,591	55,505	53,975
Income before income tax provision	41,455	63,110	48,258
Income tax provision	11,972	17,531	14,018
Net Income	$29,483	$45,579	$34,240
Preferred stock dividends	702	796	1,160
Net Income available to common stockholders	$28,781	$44,783	$33,080
Net Income per common share-basic and diluted
Basic	$1.71	$2.64	$1.94
Diluted	$1.70	$2.58	$1.92
Weighted average number of common shares outstanding
Basic	16,870	16,969	17,063
Diluted	16,932	17,349	17,239

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Net Income	$29,483	$45,579	$34,240
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	(1,493)	(10,327)	(242)
Reclassification adjustment for gains realized in income	-	-	-
Net unrealized losses	(1,493)	(10,327)	(242)
Tax effects	355	2,560	60
Net-of-tax amount	(1,138)	(7,767)	(182)
Benefit Plans:
Actuarial gain	131	212	2,165
Income tax benefit (expense)	7	(64)	(650)
Net-of-tax amount	138	148	1,515
Total other comprehensive (loss) income	(1,000)	(7,619)	1,333
Comprehensive income	$28,483	$37,960	$35,573

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In Thousands, Except Per Share Data)
Balance at December 31, 2020	$-	$-	$217,999	$58,335	$(26,918)	$(205)	$249,211

Net income	-	-	-	34,240	-	-	34,240
Other comprehensive income	-	-	-	-	-	1,333	1,333
Redemption of Series C and F Preferred Stock	-	-	-	-	-	-	-
Issuance of Series I Preferred Stock	-	-	3,200	-	-	-	3,200
Exercise of Stock Options (39,291 shares)	-	-	287	-	-	-	287
Stock-based compensation expense	-	-	417	-	-	-	417
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(1,160)	-	-	(1,160)
Cash dividends on common stock ($0.14 per share declared for the first two quarters ended June 30, 2021, and $0.16 per share for the last two quarters ended December 31, 2021).	-	-	-	(9,775)	-	-	(9,775)
Dividend Reinvestment Plan	-	-	469	(469)	-	-	-
Stock Purchase Plan	-	-	478	-	-	-	478
Treasury Stock Purchases (301,024 shares)	-	-	-	-	(4,207)	-	(4,207)
Balance at December 31, 2021	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024

Net income	-	-	-	45,579	-	-	45,579
Other comprehensive income	-	-	-	-	-	(7,619)	(7,619)
Redemption of Series D and G Preferred Stock	-	-	(14,730)	-	-	-	(14,730)
Issuance of Series I Preferred Stock	-	-	6,810	-	-	-	6,810
Exercise of Stock Options (72,846 shares)	-	-	220	-	-	-	220
Stock-based compensation expense	-	-	1,132	-	-	-	1,132
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5% and Series I 3% noncumulative perpetual preferred stock	-	-	-	(796)	-	-	(796)
Cash dividends on common stock ($0.64 per share declared)	-	-	-	(10,379)	-	-	(10,379)
Dividend Reinvestment Plan	-	-	466	(466)	-	-	-
Stock Purchase Plan	-	-	419	-	-	-	419
Treasury Stock Purchases (198,976 shares)	-	-	-	-	(3,406)	-	(3,406)
Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254

Effect of adopting ASU No. 2016-13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	29,483	-	-	29,483
Other comprehensive income	-	-	-	-	-	(1,000)	(1,000)
Redemption of Series H Preferred Stock	-	-	(11,230)	-	-	-	(11,230)
Issuance of Series J Preferred Stock	-	-	15,270		-	-	15,270
Exercise of Stock Options (51,372 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	593	-	-	-	593
Dividends payable on Series H 3.5%, Series I 3.0% and Series J 8% noncumulative perpetual preferred stock	-	-	-	(702)	-	-	(702)
Cash dividends on common stock ($0.64 per share declared)	-	-	-	(10,440)	-	-	(10,440)
Dividend Reinvestment Plan	-	-	393	(393)	-	-	-
Stock Purchase Plan	-	-	1,355	-	-	-	1,355
Treasury Stock Purchases (266,753 shares)	-	-	-	-	(3,816)	-	(3,816)
Ending balance at December 31, 2023	$-	$-	$223,966	$135,927	$(38,347)	$(7,491)	$314,055

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021
Cash flows from Operating Activities:	(In Thousands)
Net income	$29,483	$45,579	$34,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,978	2,246	2,989
Amortization and accretion, net	(2,533)	(1,607)	(767)
Provision (benefit) for credit losses	6,104	(3,075)	3,855
Deferred income tax benefit	(2,537)	(1,007)	(975)
Loans originated for sale	(2,964)	(6,608)	(26,159)
Proceeds from sale of loans	2,371	7,031	29,404
Gains on sales of loans	(36)	(129)	(667)
Fair value adjustment of OREO	-	-	6
Gain on sales of premises	-	-	(371)
Realized and unrealized loss (gain) on equity investments	3,361	6,269	(147)
(Gain) loss from sales of other real estate owned	(77)	-	(11)
Loss (gain) on sale of impaired loans	-	-	64
Increase in cash surrender value of BOLI	(1,751)	(2,671)	(2,952)
Stock-based compensation expense	593	1,132	417
Net change in accrued interest receivable	(2,617)	(4,272)	3,741
Net change in other assets	(890)	(1,552)	1,025
Net change in accrued interest payable	2,704	2,022	(412)
Net change in other liabilities	1,969	(2,469)	2,613
Net Cash Provided by Operating Activities	35,158	40,889	45,893
Cash flows from Investing Activities:
Proceeds from repayments, calls, and maturities on securities	14,745	10,102	32,597
Purchases of securities	(12,498)	(27,468)	(26,141)
Proceeds from sales of securities	5,232	1,232	-
Proceeds from sales of premises	-	-	742
Purchase of BOLI	-	-	(8,500)
Proceeds from BOLI	-	3,500	-
Proceeds from sales of other real estate owned	152	-	425
Proceeds from bulk sale of impaired loans held in portfolio	-	-	3,442
Net increase in loans receivable	(231,622)	(734,321)	(15,148)
Additions to premises and equipment	(4,527)	(518)	(325)
(Purchase) sale of Federal Home Loan Bank of New York stock	(4,804)	(14,029)	5,240
Net Cash Used In Investing Activities	(233,322)	(761,502)	(7,668)
Cash flows from Financing Activities:
Net increase in deposits	167,473	250,205	243,352
Proceeds from Federal Home Loan Bank of New York Long Term Advances	400,000	150,000	10,000
Repayments Federal Home Loan Bank of New York Long Term Advances	(150,000)	-	(130,000)
Net change in Federal Home Loan Bank of New York Short Term Advances	(160,000)	160,000	-
Purchase of treasury stock	(3,816)	(3,406)	(4,207)
Cash dividends paid on common stock	(10,440)	(10,379)	(9,775)
Cash dividends paid on preferred stock	(702)	(796)	(1,160)
Net proceeds from issuance of common stock	1,355	419	478
Net proceeds from issuance of preferred stock	15,270	6,810	3,200
Payments for redemption of preferred stock	(11,230)	(14,730)	-
Exercise of stock options	418	220	287
Net Cash Provided by (Used In) Financing Activities	248,328	538,343	112,175
Net Increase (Decrease) in Cash and Cash Equivalents	50,164	(182,270)	150,400
Cash and Cash Equivalents-Beginning	229,359	411,629	261,229
Cash and Cash Equivalents-Ending	$279,523	$229,359	$411,629

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$18,027	$18,804	$12,020
Interest	$81,594	$15,475	$15,592
Non-cash items:
Transfer of loans to other real estate owned	$-	$-	$81

See accompanying notes to consolidated financial statements.

Note 1 - Organization

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the NASDAQ Global Market and trades under the symbol “BCBP”.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of December 31, 2023, operated at 28 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. Special Asset REO 2 was inactive at December 31, 2023. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023.

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements which include the accounts of the Company and its wholly-owned subsidiaries, the Bank, the New Jersey Investment Company, BCB Capital Finance Group LLC, and Special Asset REO 2, LLC have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the years then ended. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and a determination as to possible impairment of goodwill. Management believes that the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area. Management’s assessment regarding impairment of securities is based on future projections of cash flow which are subject to change. Management performed a quantitative assessment of goodwill and determined there was no impairment as of December 31, 2023.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2023 and the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-earning deposits in other banks having original maturities of three months or less.

Note 2 - Summary of Significant Accounting Policies (continued)

Debt Securities

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities (“AFS”) and reported at fair value, with unrealized holding gains or losses, net of applicable deferred income taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There were no debt securities classified as held-to-maturity on December 31, 2023 and 2022.

For debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rate by major agencies and have a long history of no credit losses.

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

Loans Receivable

Loans receivable are stated at unpaid principal balances, less net deferred loan origination fees and the allowance for credit losses. Loan origination fees and certain direct loan origination costs are deferred and amortized/accreted, as an adjustment of yield, over the contractual lives of the related loans.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 5 – Loan Receivables and Allowance for Credit Losses.

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

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. As noted above, the allowance for credit losses on unfunded loan commitments is included in other liabilities on the consolidated statement of financial condition and the related credit expense is recorded in other non-interest expense in the consolidated statements of operations.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rate by major agencies and have a long history of no credit losses.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available-for-sale securities. Accrued interest receivable on loans and securities is reported as a component of accrued interest receivable on the consolidated statement of financial condition.

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the FHLB system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. Such stock is carried at cost. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. No impairment charges were recorded related to the FHLB of New York stock during 2023, 2022 or 2021.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2023 the Bank owned no properties. At December 31, 2022, the Bank owned one property totaling $75,000.

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

Bank-Owned Life Insurance

Bank-Owned Life Insurance policies are reflected on the consolidated statements of financial condition at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received in excess of carrying value, are reflected in non-interest income on the consolidated statements of operations and are not subject to income taxes.

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

Note 2 – Summary of Significant Accounting Policies (continued)

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the consolidated statement of operations. The Company did not recognize any interest and penalties for the years ended December 31, 2023, 2022, or 2021. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2022, 2021, and 2020. The tax years subject to examination by the State taxing authorities are the years ended December 31, 2022, 2021, and 2020. In 2022, the Company received notice that it had been selected for audit by the State of New Jersey for the years ending December 31, 2020, 2019, and 2018. The audit was completed in 2022 and resulted in a nominal audit adjustment. In 2022, the Company received notice that it had been selected for an audit by the City of New York for the years ending December 31, 2020, 2019, 2018, and 2017. The audit was completed in 2022 and resulted in a nominal audit adjustment.

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the years ended December 31, 2023 and 2022, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the year ended December 31, 2023, the Company had 6,476 shares considered to be anti-dilutive. For the year ended December 31, 2022, the Company had no shares considered to be anti-dilutive.

	For the Year Ended December 31,
	2023			2022			2021
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)
Net income	$29,483			$45,579			$34,240
Basic earnings per share-
Income available to
Common stockholders	$28,781	16,870	$1.71	$44,783	16,969	$2.64	$33,080	17,063	$1.94
Effect of dilutive securities:
Stock options		62			380			176
Diluted earnings per share-
Income available to
Common stockholders	$28,781	16,932	$1.70	$44,783	17,349	$2.58	$33,080	17,239	$1.92

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

Note 2 – Summary of Significant Accounting Policies (continued)

The Bank entered into a Supplemental Executive Retirement Agreement (the “SERP Agreement”) with its Chief Executive Officer (“the CEO”) in December 2021. Upon the CEO’s retirement, the Bank will provide for a monthly retirement payment for his lifetime. The SERP Agreement provides that a retirement benefit is payable upon his attaining age sixty-five (65) while in service to the Bank and a lesser benefit is payable upon early retirement. The SERP Agreement provides the CEO with supplemental retirement income payable in the form of a life annuity. Upon the Executive’s separation from service after reaching normal retirement age (age 65), for any reason other than death, benefit payments will commence on the first day of the second month following CEO’s separation from service, payable monthly and continuing for the CEO’s lifetime. The monthly benefit payment will be $10,000. The amount charged to expense follows the vesting schedule in the SERP Agreement and was $350,000 and $328,000, during the years ended December 31, 2023 and 2022, respectively.

Comprehensive Income (Loss)

The Company records unrealized gains and losses, net of deferred income taxes, on securities available-for-sale in accumulated other comprehensive income (loss). Realized gains and losses, if any, are reclassified to non-interest income upon sale of the related securities or upon the recognition of an impairment loss. Accumulated other comprehensive income (loss) also includes benefit plan amounts recognized in accordance with ASC 715, Compensation-Retirement Benefits, which reflect, net of tax, the unrecognized actuarial gains (losses) on the benefit plans.

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of this standard did not have a material effect on the Company's financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ASU 2016-13, and related guidance, requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. The Company adopted ASU 2016-13 on January 1, 2023 for all financial assets measured at amortized cost and off-balance sheet credit exposures using the modified retrospective method. Results for the twelve months ended December 31, 2023 are presented under Accounting Standards Codification 326, Financial Instruments – Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1, 2023, the Company recorded a $4.2 million decrease in allowance for credit losses on loans that is referred to as the current expected credit loss (“CECL”) methodology (previously allowance for loan losses), an elimination of $1.1 million of reserves related to acquired loans, and a $1.3 million increase related to allowance for off-balance sheet credit exposures included in other liabilities section of the consolidated statements of financial condition, which resulted in a total cumulative effect adjustment of $2.9 million and an increase to retained earnings a component of the stockholders’ equity (net of tax). Further information regarding the impact of CECL can be found in Note 5 – Loan Receivable and Allowance for Credit Losses.

Note 3 - Related Party Transactions

The Bank leases a property from New Bay, LLC. (“New Bay”), a limited liability company 100 percent owned by Directors of the Bank and the Company. In conjunction with the lease, New Bay substantially removed the pre-existing structure on the site and constructed a new building suitable to the Bank for its banking operations. Under the terms of the lease, the cost of this project was reimbursed to New Bay by the Bank. The amount reimbursed, which occurred during the year 2000, was $943,000, and is included in property and equipment under the caption “Building and improvements” (see Note 6). On May 1, 2006, the Bank renegotiated the lease to a twenty-five-year term. The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the consolidated statements of operations for 2023, 2022 and 2021, within occupancy expense. The rent is to be adjusted every five years thereafter at the fair market rental value. The Bank expects to pay $165,000 in rental expense for the year 2024.

On March 6, 2014, the Bank entered into a ten-year lease of property in Rutherford, New Jersey with 190 Park Avenue, LLC, which is owned by Directors of the Bank and the Company. The rent is $7,816 per month and lease payments of $105,000, $102,000 and $99,000 were made in years 2023, 2022 and 2021, which is reflected in the consolidated statements of operations within occupancy expense. The Bank expects to pay $31,264 in rental expense for the year 2024.

On August 3, 2018, the Bank entered in to a ten-year lease of property in River Edge, New Jersey with 876 Kinderkamack, LLC, which is owned by a majority of the Directors of the Bank and the Company. The rent is $8,240 per month and lease payments of $97,000, $96,000 and $96,000 were made in the years 2023, 2022 and 2021, which is reflected in the consolidated statements of operations within occupancy expense. The Bank expects to pay $98,880 in rental expense for the year 2024.

On April 2, 2021, the Bank renewed a five-year lease of property in Lyndhurst, New Jersey with 734 Ridge Realty, LLC, which is owned by Directors of the Bank and the Company. The rent is $7,718 per month and lease payments of $93,000, $93,000 and $91,000 were made in years 2023, 2022 and 2021, which is reflected in the consolidated statements of operations within occupancy expense. The Bank expects to pay $93,000 in rental expense for the year 2024.

During the year ended December 31, 2022, legal fees were paid to a law firm owned by a Director of the Bank and the Company totaling $75,000. No payments were made during the years ended December 31, 2023 and 2021.

Note 4- Securities

Equity Securities

Equity securities are reported at fair value on the Company’s consolidated statements of financial condition. The Company’s portfolio of equity securities had an estimated fair value of $9.1 million and $17.7 million as of December 31, 2023 and December 31, 2022, respectively. Included in this category are equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

Equity securities are generally required to be measured at fair value with market value adjustments being reflected in net income.

Note 4- Securities (continued)

The following table presents the disaggregated net gains and losses on equity securities reported in the consolidated statements of operations (In Thousands):

	For the Twelve Months Ended December 31, 2023	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Net gains (losses) recognized during the period on equity securities	$(3,361)	$(6,269)	$147
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(24)	(59)	-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(3,337)	$(6,210)	$147

Debt Securities Available-for-Sale

The following table sets forth information regarding the amortized cost, estimated fair values, and unrealized gains and losses for the Bank’s debt securities portfolio at December 31 by final contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$605	$-	$24	$581
More than five to ten years	4,147	-	230	3,917
More than ten years	32,833	192	2,910	30,115
Sub-total:	37,585	192	3,164	34,613

Corporate Debt Securities:
More than one to five years	8,981	-	197	8,784
More than five to ten years	50,583	-	6,211	44,372
Sub-total:	59,564	-	6,408	53,156

Total Debt Securities Available-for-Sale	$97,149	$192	$9,572	$87,769

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities
More than five to ten years	$5,445	$-	$350	$5,095
More than ten years	23,210	-	3,435	19,775
Sub-total:	28,655	-	3,785	24,870

Corporate Debt Securities:
Due within one year	7,321	-	91	7,230
More than five to ten years	59,629	-	4,005	55,624
Sub-total:	66,950	-	4,096	62,854

Municipal obligations:
Due after ten years	3,997	-	6	3,991
Sub-total:	3,997	-	6	3,991

Total Debt Securities Available-for-Sale	$99,602	$-	$7,887	$91,715

Note 4- Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available-for-sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2023
Residential mortgage-backed securities	$5,316	$98	$22,153	$3,066	$27,469	$3,164
Corporate Debt Securities	-	-	51,856	6,408	51,856	6,408
	$5,316	$98	$74,009	$9,474	$79,325	$9,572

December 31, 2022
Residential mortgage-backed securities	$17,362	$2,022	$7,508	$1,763	$24,870	$3,785
Corporate Debt Securities	51,607	3,199	9,948	897	61,555	4,096
Municipal obligations	3,991	6			3,991	6
	$72,960	$5,227	$17,456	$2,660	$90,416	$7,887

Note 5 - Loans Receivable and Allowance for Credit losses

The following table presents the recorded investment in loans receivable at December 31, 2023 and December 31, 2022 by segment and class:

	December 31, 2023	December 31, 2022
	(In Thousands)
Loans:
Residential one-to-four family	$248,295	$250,123
Commercial and multi-family	2,434,115	2,345,229
Construction	192,816	144,931
Commercial business(1)	372,202	282,007
Home equity(2)	66,331	56,888
Consumer	3,643	3,240
Total Loans	3,317,402	3,082,418
Less:
Deferred loan fees, net	(4,086)	(4,714)
Allowance for credit losses	(33,608)	(32,373)
	(37,694)	(37,087)
Total Loans, net	$3,279,708	$3,045,331

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

Note 5 - Loans Receivable and Allowance for Credit losses (continued)

At December 31, 2023 and 2022, loans serviced by the Bank for the benefit of others totaled $135.4 million and $159.3 million, respectively.

Related-Party Loans

The Bank grants loans to its officers and directors and to their associates. The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2023	2022
	(In Thousands)
Balance – beginning	$26,265	$31,696
Loans originated	2,882	-
Collections of principal	(939)	(5,431)
Balance - ending	$28,208	$26,265

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

Note 5- Loans Receivable and Allowance for Credit losses (continued)

The following tables set forth the activity in the Bank’s allowance for credit losses and recorded investment in loans receivable at December 31, 2023 and December 31, 2022. The table also details the amount of total loans receivable, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance, December 31, 2022	2,474	21,749	2,094	5,367	485	24	180	32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(7,123)	1,387	1,418	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,626	$3,481	$6,785	$667	$31	$-	$28,208

Charge-offs:	-	-	-	(805)	-	-	-	(805)
Recoveries:	45	-	-	40	16	-	-	101
Provision (benefit):	(319)	1,675	360	4,333	8	47	-	6,104
Ending Balance, December 31, 2023	$2,344	$16,301	$3,841	$10,353	$691	$78	$-	$33,608

Ending Balance attributable to loans:
Individually evaluated	$-	$990	$310	$2,929	$-	$-	$-	$4,229
Collectively evaluated	2,344	15,311	3,531	7,424	691	78	-	29,379
Ending Balance, December 31, 2023	$2,344	$16,301	$3,841	$10,353	$691	$78	$-	$33,608

Loans Receivables:
Individually evaluated	$444	$42,259	$4,292	$6,812	$212	$-	$-	$54,019
Collectively evaluated	247,851	2,391,856	188,524	365,390	66,119	3,643	-	3,263,383
Total Gross Loans	$248,295	$2,434,115	$192,816	$372,202	$66,331	$3,643	$-	$3,317,402

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, December 31, 2021	$4,094	$22,065	$2,231	$8,000	$533	$14	$182	$37,119

Charge-offs:	-	-	-	(2,095)	-	-	-	(2,095)
Recoveries:	23	-	-	191	12	198	-	424
Provision (benefit):	(1,643)	(316)	(137)	(729)	(60)	(188)	(2)	(3,075)
Ending Balance, December 31, 2022	$2,474	$21,749	$2,094	$5,367	$485	$24	$180	$32,373

Ending Balance attributable to loans:
Individually evaluated for impairment	$196	$-	$518	$2,066	$4	$-	$-	$2,784
Collectively evaluated for impairment	2,278	21,749	1,576	3,301	481	24	180	29,589
Ending Balance, December 31, 2022	$2,474	$21,749	$2,094	$5,367	$485	$24	$180	$32,373

Loans Receivables:
Individually evaluated for impairment	$5,147	$15,397	$3,180	$3,821	$727	$-	$-	$28,272
Collectively evaluated for impairment	244,976	2,329,832	141,751	278,186	56,161	3,240	-	3,054,146
Total Gross Loans	$250,123	$2,345,229	$144,931	$282,007	$56,888	$3,240	$-	$3,082,418

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5- Loans Receivable and Allowance for Credit losses (continued)

The tables below set forth the amounts and types of nonaccrual loans in the Bank’s loan portfolio at December 31 2023 and 2022, respectively. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of December 31, 2023, nonaccrual loans differed from the amount of total loans past due greater than 90 days due to loans 90 days past due but still accruing interest or loans that were previously 90 days past due both of which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of December 31, 2023
	(in Thousands)
	Nonaccrual loans with Allowance for Credit Losses	Nonaccrual loans without Allowance for Credit Losses	Total Nonaccrual loans	Amortized Cost of Loans Past due 90 and Still Accruing
Residential one-to-four family	$-	$270	$270	$-
Commercial and multi-family	2,029	6,655	8,684	-
Construction	2,312	1,980	4,292	-
Commercial business (1)	2,599	2,892	5,491	-
Home equity (2)	-	46	46	-
Total	$6,940	$11,843	$18,783	$-

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

As of December 31, 2022
(In Thousands)
Non-Accruing Loans:

Residential one-to-four family	$243
Commercial and multi-family	346
Construction	3,180
Commercial business(1)	1,340
Total	$5,109

(1) Includes business lines of credit.

Had nonaccrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2023 and 2022 would have been approximately $1.9 million and $1.0 million, respectively. Interest income recognized on loans returned to accrual was approximately $314,000 and $1.6 million, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2023 and 2022, there were no loans which were more than ninety days past due and still accruing interest.

The following Table summarizes the recorded investment and unpaid principal balances of individually evaluated loans for the year ended December 31, 2022.

(In Thousands):

	As of December 31, 2022
	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance
Loans with no related allowance:
Residential one-to-four family	$3,313	$3,472	$-
Commercial and multi-family	15,397	16,355	-
Commercial business(1)	691	4,648	-
Home equity(2)	500	500	-
Total Individually Evaluated Loans with no related allowance recorded:	$19,901	$24,975	$-

Loans with an allowance recorded:
Residential one-to-four family	$1,834	$1,856	$196
Commercial and Multi-family	-	-	-
Construction	3,180	3,180	518
Commercial business(1)	3,130	8,276	2,066
Home equity(2)	227	227	4
Total Individually Evaluated Loans with an allowance recorded:	$8,371	$13,539	$2,784

Total Individually Evaluated Loans:	$28,272	$38,514	$2,784

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 5- Loans Receivable and Allowance for Credit losses (continued)

The following table summarizes the average recorded investment and actual interest income recognized on individually evaluated loans for the year ended December 31, 2022.

(In Thousands)

	2022	2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
Loans with no related allowance recorded:
Residential one-to-four family	$2,981	$149
Commercial and multi-family	22,511	1,088
Construction	-	-
Commercial business(1)	1,250	73
Home equity(2)	540	24
Total Individually Evaluated Loans with no allowance recorded:	$27,282	$1,334

Loans with an allowance recorded:
Residential one-to-four family	$1,948	$63
Commercial and Multi-family	2,841	266
Construction	3,041	41
Commercial business(1)	4,924	105
Home equity(2)	272	5
Total Individually Evaluated Loans with an allowance recorded:	$13,026	$480

Total Individually Evaluated Loans:	$40,308	$1,814

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

The Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company did not have any loans that were both experiencing financial difficulty and modified during the twelve months ending December 31, 2023.

The following table sets forth the delinquency status of total loans receivable at December 31, 2023:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)
Residential one-to-four family	$4,701	$-	$270	$4,971	$243,324	$248,295	$-
Commercial and multi-family	1,853	7,876	6,842	16,571	2,417,544	2,434,115	-
Construction	3,641	-	586	4,227	188,589	192,816	-
Commercial business(1)	4,236	611	1,131	5,978	366,224	372,202	-
Home equity(2)	907	-	-	907	65,424	66,331	-
Consumer	-	-	-	-	3,643	3,643	-
Total	$15,338	$8,487	$8,829	$32,654	$3,284,748	$3,317,402	$-

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

Note 5 - Loans Receivable and Allowance for Credit losses (continued)

Criticized and Classified Assets

The Company’s policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”

When the Company classifies problem assets, the Company may establish general allowances for credit losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for credit losses generally do not qualify as regulatory capital. As of December 31, 2023, the Company had $85.7 million in assets classified as substandard, of which $54.0 million were individually evaluated for impairment. As of December 31, 2022, the Company had $17.8 million in assets classified as substandard, which were also individually evaluated for impairment. The loans classified as substandard represent primarily commercial loans secured either by residential real estate, commercial real estate or heavy equipment. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

Note 5 - Loans Receivable and Allowance for Credit losses (continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2023 and 2022 (In Thousands):

Loans by Year of Origination at December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$17,080	$53,623	$38,178	$31,420	$12,067	$93,764	$-	$-	$246,132
Special Mention	-	492	91	-	-	-	-	-	583
Substandard	-	-	1,310	-	-	270	-	-	1,580
Total one-to-four family	$17,080	$54,115	$39,579	$31,420	$12,067	$94,034	$-	$-	$248,295

Commercial and multi-family
Pass	$222,435	$778,076	$224,823	$214,768	$50,755	$824,375	$1,922	$-	$2,317,154
Special Mention	9,908	34,375	-	-	529	4,453	140	-	49,405
Substandard	-	14,931	4,023	3,575	-	45,027	-	-	67,556
Total Commercial and multi-family	$232,343	$827,382	$228,846	$218,343	$51,284	$873,855	$2,062	$-	$2,434,115

Construction
Pass	$21,730	$74,180	$59,564	$21,462	$-	$5,878	$5,710	$-	$188,524
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	1,394	-	586	-	2,312	-	-	4,292
Total Construction	$21,730	$75,574	$59,564	$22,048	$-	$8,190	$5,710	$-	$192,816

Commercial business
Pass	$3,328	$297	$2,967	$4,234	$7,080	$33,675	$302,540	$-	$354,121
Special Mention	-	-	-	-	317	830	5,010	-	6,157
Substandard	-	-	-	-	-	4,703	7,221	-	11,924
Total Commercial business	$3,328	$297	$2,967	$4,234	$7,397	$39,208	$314,771	$-	$372,202

Home equity
Pass	$5,022	$1,487	$553	$769	$1,280	$6,181	$50,111	$553	$65,956
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	46	-	-	-	-	117	212	375
Total Home equity	$5,022	$1,533	$553	$769	$1,280	$6,181	$50,228	$765	$66,331

Consumer
Pass	$1,497	$471	$1,521	$109	$39	$-	$6	$-	$3,643
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$1,497	$471	$1,521	$109	$39	$-	$6	$-	$3,643

Total Loans	$281,000	$959,372	$333,030	$276,923	$72,067	$1,021,468	$372,777	$765	$3,317,402

Gross charge-offs	$500	$305	$-	$-	$-	$-	$-	$-	$805

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Residential one-to-four family	$249,398	$303	$422	$-	$-	$250,123
Commercial and multi-family	2,320,865	14,183	10,181	-	-	2,345,229
Construction	141,751	-	3,180	-	-	144,931
Commercial business(1)	273,770	4,416	3,821	-	-	282,007
Home equity(2)	56,676	-	212	-	-	56,888
Consumer	3,240	-	-	-	-	3,240
Total Gross Loans	$3,045,700	$18,902	$17,816	$-	$-	$3,082,418

(1) Includes business lines of credit.

(2) Includes home equity lines of credit.

Note 6 - Premises and Equipment

Premises and equipment as of December 31, 2023 and 2022 consists of the following:

	December 31,
	2023	2022
	(In Thousands)
Land	$1,646	$1,447
Buildings and improvements	10,023	6,514
Leasehold improvements	12,009	12,750
Furniture, fixtures and equipment	8,928	9,111
	32,606	29,822
Accumulated depreciation and amortization	(19,549)	(19,314)
	$13,057	$10,508

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $2.0 million and $2.2 million, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Note 7 - Interest Receivable

The distribution of interest receivable at December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
	(In Thousands)
Loans	$15,188	$12,577
Securities	884	878
	$16,072	$13,455

Note 8 – Deposits

The distribution of deposits at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(In Thousands)
Demand:
Non-interest bearing	$536,264	$613,910
Interest bearing	564,912	757,615
Money market	370,934	305,556
	1,472,110	1,677,081
Savings and club	284,273	329,752
Certificates of deposit	1,222,697	804,774
	$2,979,080	$2,811,607

Deposits of certain municipalities and local government agencies are collateralized by $34.6 million of investment securities and by a $270.0 million Municipal Letter of Credit with the FHLB.

At December 31, 2023 and 2022, certificates of deposit of $250,000 or more totaled approximately $341.9 million and $207.7 million, respectively.

At December 31, 2023, deposits from officers, directors and their associates totaled approximately $87.3 million.

The scheduled maturities of certificates of deposit at December 31, 2023, were as follows (In thousands):

Amount
2024	$1,199,120
2025	17,134
2026	3,569
2027	1,785
Thereafter	1,089
$1,222,697

As of December 31, 2023, the Company had $505.4 million in brokered certificate deposits. As of December 31, 2022, the Company had $335.0 million in brokered certificate deposits and $35.0 million in brokered demand deposits. The Company had no brokered demand deposits at December 31, 2023. Reciprocal deposits are not considered brokered deposits under applicable regulations.

Note 9 - Short-Term Debt and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2023	2022

	Amount	Amount
	( In Thousands)
Balance at end of period	$-	$60,000
Average balance outstanding during the year	$60,941	$1,313
Highest month-end balance during the year	$350,000	$87,000
Average interest rate during the year	5.25%	3.13%
Weighted average interest rate at year-end	-%	4.61%

Long-term debt consists of the following:

		December 31,
		2023		2022
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,
	2023	-%	$-%		$250,000
	2024	0.48	18,000	0.48	18,000
	2025	4.15	219,811	1.84	44,261
	2026	4.53	235,000	0.65	10,000
		4.21%	$472,811	4.07%	$322,261

FHLB advances are presented net of unamortized prepayment penalties totaling $988,000 at December 31, 2023, $1.5 million at December 31, 2022 and $2.1 million at December 31, 2021.

At December 31, 2023 and 2022, loans with carrying values of approximately $1.7 billion and $1.2 billion, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. No securities were pledged for borrowings at December 31, 2023 and 2022. The Bank’s total credit exposure cannot exceed 50.0 percent of its total assets, or $1.916 billion, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50.0 percent of total assets is recalculated each quarter.

During the year ended December 31, 2021, the Company opted to extinguish $115.0 million of FHLB advances which held an average rate of 1.60 percent and were originally set to mature in 2021, 2022, 2023 and 2024. The effect of the extinguishment of the debt reduced the weighted average cost of FHLB borrowings by approximately 16 basis points on an annualized basis. The related expense for the extinguishment of this debt is included in non-interest expense.

Note 10 – Subordinated Debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a 10-year term and bore an interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). On August 1, 2023, the interest rate was scheduled to adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). However LIBOR was replaced as the benchmark rate per the discussion below. The Notes are scheduled to mature on August 1, 2028. The Company will pay interest in arrears quarterly during the remaining term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital is used for general corporate purposes including organic growth initiatives. Subordinated debt included associated deferred costs of $116,000 at December 31, 2023, which were fully amortized during the year ended December 31, 2023.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly, and had been equal to the three-month LIBOR plus 2.65%.

In accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month CME Term SOFR as the applicable successor rate for both the Notes and the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At December 31, 2023, the interest rate for the subordinated debentures and trust preferred securities was 8.359% and 8.289%, respectively.

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

The Bank opted in to the community bank leverage ratio (tier 1 capital to average consolidated assets) (“CBLR”) framework, with a minimum requirement of 9% for institutions under $10 billion in assets. Such institutions meeting that requirement may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized.

At December 31, 2023 and December 31, 2022, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2023
Bank
Community Bank Leverage Ratio	$350,749	9.09%	$308,608	8.00%	$347,184	9.00%

As of December 31, 2022
Bank
Community Bank Leverage Ratio	$327,806	9.86%	$265,557	8.00%	$298,752	9.00%

The following table sets forth the regulatory capital ratios for the Company as well as the regulatory requirements for the year ended December 31, 2023.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2023
Bancorp
Total Capital (to Risk-Weighted Assets)	$379,562	11.14%	$272,564	8.00%	$340,705	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	319,154	9.37	204,422	6.00	272,563	8.00
C/E Tier 1 Capital (to Risk-Weighted Assets)	289,987	8.51	153,317	4.50	221,458	6.50
Tier 1 Capital (to adjusted total assets)	319,154	8.27	154,315	4.00	192,894	5.00

At December 31, 2022, the Company was not subject to the larger capital requirements set forth in the “Regulatory Relief Act”.

As of December 31, 2023 and 2022, the most recent notification from the Company and the Bank’s regulators categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Bank’s category.

On December 11, 2020, the Company authorized another stock repurchase plan, which would allow it to repurchase up to 500,000 shares of stock. On October 17, 2022, the Company authorized an amendment to its stock repurchase program to increase the number of shares yet to be repurchased from 82,350 shares to a total number of 500,000 shares. The Company repurchased 266,753 shares during the year ended December 31, 2023.

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

The following tables set forth the Pension Plan's funded status at December 31, 2023, 2022 and 2021 and components of net periodic pension cost for the years ended December 31, 2023, 2022 and 2021:

Change in Benefit Obligation:	December 31,
	2023	2022	2021
	(In Thousands)
Benefit obligation, beginning of year	$4,935	$6,492	$8,194
Interest cost	238	178	201
Actuarial gain	(25)	(1,362)	(929)
Benefits paid	(346)	(363)	(459)
Lump sum distributions	-	(10)	(515)
Benefit obligation, ending	$4,802	$4,935	$6,492
Change in Plan Assets:
Fair value of assets, beginning of year	$5,965	$7,144	$7,112
Actual return on plan assets	393	(806)	1,006
Benefits paid	(346)	(363)	(459)
Lump sum distributions	-	(10)	(515)
Fair value of assets, ending	$6,012	$5,965	$7,144
Fair value of assets	$6,012	$5,965	$7,144
Projected benefit obligation	4,802	4,935	6,492
Funded status, included in other liabilities, net	$1,210	$1,030	$652
Valuation assumptions used to determine benefit obligation at period end:
Discount rate	4.83%	5.02%	2.83%
Salary increase rate	N/A	N/A	N/A

Net Periodic Pension Expense:	December 31,
	2023	2022	2021
	(In Thousands)
Interest cost	$238	$178	$201
Expected return on assets	(346)	(417)	(413)
Amortization of net loss	55	66	635
Net periodic pension cost (benefit)	$(53)	$(173)	$423
Valuation assumptions used to determine net periodic cost (benefit) cost for the year:
Discount rate	5.02%	2.83%	2.52%
Long term rate of return on plan assets	6.00%	6.00%	6.00%
Salary increase rate	N/A	N/A	N/A

At December 31, 2023, 2022 and December 31, 2021, unrecognized net losses of $580,000, $559,000 and $707,000, respectively, were included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30.

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

Based on the above considerations, the following asset allocation ranges will be implemented:

Asset Allocation Parameters by Asset Class
	Minimum	Target	Maximum
Equity
Large-Cap U.S.		42%
Mid/Small-Cap U.S.		11%
Non-U.S.		26%
Total-Equity	40%	55%	60%

Fixed Income
Long/Short Duration		43%
Money Market/Certificates of Deposit		2%
Total-Fixed Income	40%	45%	60%

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

Note 12 - Benefits Plan (continued)

The fair values of the Pension Plan assets at December 31, 2023, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$1,120	$1,120	$-	$-
Large-Cap Growth (b)	261	261	-	-
Diversified Emerging Markets (f)	95	95	-	-
Large Blend (d)	1,025	1,025	-	-
Technology (g)	137	137	-	-
Mutual Funds-Fixed Income
Long Government (h)	46	46	-	-
Multi-Sector Bond (c)	1,244	1,244	-	-
High Yield Bond (e)	648	648	-	-
Intermediate Core Bond (i)	656	656
BCB Common Stock	666	666	-	-
Cash Equivalents
Money Market	114	114	-	-
Total	$6,012	$6,012	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2022, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$1,052	$1,052	$-	$-
Large-Cap Growth (b)	170	170	-	-
Diversified Emerging Markets (f)	96	96	-	-
Large Blend (d)	957	957	-	-
Technology (g)	96	96	-	-
Mutual Funds-Fixed Income
Long Government (h)	48	48	-	-
Multi-Sector Bond (c)	1,244	1,244	-	-
High Yield Bond (e)	622	622	-	-
Intermediate Core Bond (i)	670	670	-	-
BCB Common Stock	932	932	-	-
Cash Equivalents
Money Market	78	78	-	-
Total	$5,965	$5,965	$-	$-

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

Note 12 - Benefits Plan (continued)

The Company does not expect to contribute, based upon actuarial estimates, to the Pension Plan in 2024.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2024	$369
2025	376
2026	377
2027	380
2028	378
2029-2033	1,732

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

The following table presents the share-based compensation expense for the years ended December 31, 2023, 2022 and 2021 (In Thousands).

	Years Ended December 31,
	2023	2022	2021
Stock Option Expense	$133	$216	$230
Restricted Stock Expense	460	916	187
Total share-based compensation expense	$593	$1,132	$417

The following is a summary of the status of the Company’s restricted shares as of December 31, 2023.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	48,150	$ 14.83
Granted	52,252	15.01
Vested	(13,650)	14.60
Forfeited	-	-
Non-vested at December 31, 2023	86,752	$ 14.98

The remaining non-vested restricted shares outstanding as of December 31, 2023 will be charged to expense in 2024-2025, totaling $814,000

Note 12 - Benefits Plan (continued)

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2022	1,194,425	$9.02-13.68	$11.64	5.44	$4,528
Options forfeited	-	-	-	-	-
Options exercised (1)	(157,450)	9.03-13.68	11.1	-	-
Options granted	-	-	-	-	-
Options expired	-	-	-	-	-
Outstanding at December 31, 2022	1,036,975	$9.03-13.68	$11.72	4.47	$6,502
Options forfeited	-	-	-	-	-
Options exercised	(61,000)	9.03	9.03	-	-
Options granted	-	-	-	-	-
Options expired	-	-	-	-	-
Outstanding at December 31, 2023	975,975	$10.55-13.68	$11.89	3.83	$984
Exercisable at December 31, 2023	809,495

__________

(1) Includes 9,628 and 84,604 cashless exercise of options during 2023 and 2022, respectively.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 166,480 shares of unvested options outstanding as of December 31, 2023, is $272,000 and will be recognized over a weighted average period of 2.95 years.

There were no options awarded during the years ended December 31, 2023 and 2022.

Supplemental Executive Retirement Plan

The Bank entered into a Supplemental Executive Retirement Agreement (the “SERP Agreement”) with its Chief Executive Officer (“the CEO”) in December 2021, payable in the form of a life annuity.

The SERP Agreement is an unfunded arrangement maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code.  The cost of the benefit is being amortized over a three-year vesting period beginning in 2021. The Bank recorded compensation expense of $350,000 and $328,000 related to the Plan during the years ended December 31, 2023 and 2022, respectively. For each of the years ended December 31, 2024 and 2025, the anticipated expense is $45,000. The Bank has elected to fund the retirement benefit by purchasing annuities that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreement, totaling $1.81 million, which is included in other assets.

Note 13 – Stockholders’ Equity

On December 14, 2023, the Company closed a private placement of Series J Noncumulative Perpetual Stock, par value $0.01 per share (the “Series J Preferred Stock”), resulting in gross proceeds of $15,270,000 for 1,527 shares.

On September 14, 2023, the Company redeemed 22 outstanding shares of its Series H 3.5% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $220,000. The company redeemed the remaining 1,101 outstanding shares of its Series H 3.5% Noncumulative Perpetual Preferred Stock during the fourth quarter, at their face value of $10,000 per share, for a total redemption amount of $11.0 million.

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

Amortization expense of the core deposit intangibles was $129,000, $49,000 and $57,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2023 was $0 and $5.2 million, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at December 31, 2022 was $129,000 and $5.2 million, respectively.

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

The Company conducts impairment analysis on goodwill at least annually or more often as conditions require. Pursuant to ASC 350-20-35, the Company conducted a qualitative assessment of goodwill as of October 31, 2023, and determined that it was more likely than not that goodwill was not impaired. Accordingly, there was no impairment at December 31, 2023.

Note 15 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors of the Company, and compliance with regulatory requirements. State and federal law and regulations impose limitations on the Bank’s ability to pay dividends to the Company. Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of no less than 50 percent of its capital stock or, if not, the payment of the dividend will not reduce the Bank’s surplus. During 2023, 2022 and 2021, the Bank paid the Company total dividends of $20,580,000, $22,338,000 and $15,885,000, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

Note 16 - Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Current income tax expense:
Federal	$8,917	$12,323	$8,736
State	5,592	6,215	6,257
	14,509	18,538	14,993
Deferred income tax benefit:
Federal	(1,634)	(967)	(571)
State	(903)	(40)	(404)
	(2,537)	(1,007)	(975)
Total Income Tax Expense	$11,972	$17,531	$14,018

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2023	2022
Deferred income tax assets:	(In Thousands)
Allowance for credit losses	$9,805	$9,253
Other real estate owned expenses	-	2
Non-accrual interest	176	279
Benefit plan-accumulated other comprehensive loss	166	159
Purchase accounting adjustment on loans receivable acquired	-	752
Net operating loss carry forwards	1,166	1,263
Lease liability	3,806	3,961
Unrealized loss on securities	2,860	2,974
Capital loss carryover	477	66
Deferred fees and costs	1,168	1,348
Other	3,002	1,369
	22,626	21,426
Deferred income tax liabilities:
Purchase accounting adjustment on premises and equipment acquired	71	74
Right-of-use assets	3,697	3,865
SBA servicing asset	319	368
Borrowing modification	282	440
Benefit plans	44	217
	4,413	4,964
Net Deferred Tax Asset	$18,213	$16,462

Note 16 - Income Taxes (continued)

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2023	2022
	(In Thousands)
Balance at beginning of year:	$16,462	$12,959
Effect of adopting ASU No. 2016-13 ("CECL")	(1,148)	-
Deferred tax benefit	2,537	1,007
Other comprehensive income
Available-for-sale securities	355	2,560
Benefit plan	7	(64)
Balance at end of year	$18,213	$16,462

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management has considered the profitability of current core operations, future market growth, forecasted earnings, future taxable income, and ongoing, feasible and permissible tax planning strategies. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which temporary differences are deductible and carry forwards are available. The Company believes it will generate sufficient future taxable income and taxable gains to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet.

In conjunction with the Company’s acquisition of IA Bancorp in 2018, the Company acquired a federal net operating loss carry forward of $8.7 million. This carry forward is available for use through 2035; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $459,000 annually on a cumulative basis (portions of the $459,000 not used in a particular year may be added to subsequent usage). At December 31, 2023 and 2022, the Company had approximately $5.6 million and $6.0 million remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes.

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 21.0 percent to income before income tax expense.

	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Federal income tax expense at statutory rate	$8,706	$13,253	$10,134
Increases in income taxes resulting from:
State income tax , net of federal income tax effect	3,704	4,878	4,684
Tax-exempt income	(30)	(63)	(45)
Bank-owned life insurance earnings	(368)	(561)	(620)
Other items, net	(40)	24	(135)
Effective Income Tax Expense	$11,972	$17,531	$14,018
Effective Income Tax Rate	28.9%	27.8%	29.0%

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

Outstanding loan related commitments were as follows:

	December 31,
	2023	2022	2021
	(In Thousands)
Loan origination commitments	$975	$165,579	$67,392
Standby letters of credit	13,353	3,701	3,309
Construction loans in process	63,395	96,905	84,195
Unused lines of credit	235,329	218,865	114,779
	$313,052	$485,050	$269,675

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

Note 17- Commitments and Contingencies (continued)

Leases

At December 31, 2023, the Company leased 27 of its offices under various operating lease agreements. The leases have remaining terms of 1 year to 12 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

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

Note 17- Commitments and Contingencies (continued)

The following tables present certain information related to the Company’s lease obligations (in thousands):

	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Operating lease cost	$3,591	$3,758
Variable lease cost-operating leases	1,056	1,002
	$4,647	$4,760

	At December 31, 2023	At December 31, 2022
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$12,935	$13,520

Operating Lease Liabilities:
Current liabilities	$3,094	$3,062
Operating lease liabilities (noncurrent portion)	11,526	12,218
Imputed interest	(1,305)	(1,421)
Total operating lease liabilities	$13,315	$13,859

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

Weighted Average Remaining Lease Term
Operating leases	5.77	years	6.49	years	5.99	years

Weighted Average Discount Rate
Operating leases	3.02%		2.83%		2.60%

The following table summarizes the Company’s maturity of lease obligations for operating leases at December 31, 2023 (in thousands):

Maturities of lease liabilities (discounted):
At December 31, 2023
Operating Leases
One year or less	$3,094
Over one year through three years	5,132
Over three years through five years	3,632
Over five years	2,762
Gross Operating Lease Liabilities	$14,620
Imputed Interest	(1,305)
Total Operating Lease Liabilities	$13,315

Legal Contingencies

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2023, the Company was not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There were no liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2023 and 2022.

For assets measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2023:
Securities Available-for-Sale
Debt Securities Available-for-Sale	$87,769	$-	$87,769	$-
Marketable Equities	9,093	9,093	-	-
Total Securities Available-for-Sale	$96,862	$9,093	$87,769	$-

As of December 31, 2022:
Securities Available for Sale
Debt Securities Available-for-Sale	$91,715	$-	$91,715	$-
Marketable Equities	17,686	17,686	-	-
Total Securities Available-for-Sale	$109,401	$17,686	$91,715	$-

As of December 31, 2021:
Securities Available for Sale
Debt Securities Available-for-Sale	$85,186	$-	$85,186	$-
Marketable Equities	25,187	25,187	-	-
Total Securities Available-for-Sale	$110,373	$25,187	$85,186	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2023:
Individually Evaluated Loans	$23,585	$-	$-	$23,585

As of December 31, 2022:
Individually Evaluated Loans	$5,587	$-	$-	$5,587
Other real estate owned	$75	$-	$-	$75

Certain individually evaluated loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses.  The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Losses (recoveries) on individually evaluated loans for the years ended December 31, 2023, 2022 and 2021 were $1.4 million, ($5.0) million and $5.7 million respectively.

Note 18 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2023:
Individually Evaluated Loans	$23,585	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2022:
Individually Evaluated Loans	$5,587	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Other Real Estate Owned	$75	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2023 and 2022.

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

Loans Receivable (Carried at Amortized Cost)

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

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded an ACL generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2023 and 2022 consists of the loan balances of $27.8 million and $8.4 million net of an ACL of $4.2 million and $2.8 million, respectively.

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

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2023 and 2022:

	As of December 31, 2023
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$279,523	$279,523	$279,523	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	87,769	87,769	-	87,769	-
Equity investments	9,093	9,093	9,093	-	-
Loans held for sale	1,287	1,287	-	1,287	-
Loans receivable, net	3,279,708	3,112,980	-	-	3,112,980
FHLB of New York stock, at cost	24,917	24,917	-	24,917	-
Accrued interest receivable	16,072	16,072	-	16,072	-

Financial liabilities:
Deposits	2,979,080	2,978,654	2,120,514	858,140	-
Debt	472,811	472,184	-	472,184	-
Subordinated debentures	37,624	39,299	-	39,299	-
Accrued interest payable	5,777	5,777	-	5,777	-

	As of December 31, 2022
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$229,359	$229,359	$229,359	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	91,715	91,715	-	91,715	-
Equity investments	17,686	17,686	17,686	-	-
Loans held for sale	658	658	-	658	-
Loans receivable, net	3,045,331	2,876,925	-	-	2,876,925
FHLB of New York stock, at cost	20,113	20,113	-	20,113	-
Accrued interest receivable	13,455	13,455	-	13,455	-

Financial liabilities:
Deposits	2,811,607	2,499,978	1,713,754	786,224	-
Debt	382,261	377,227	-	377,227	-
Subordinated debentures	37,508	40,113	-	40,113	-
Accrued interest payable	3,073	3,073	-	3,073	-

+

Note 19 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2023	2022	2021
	(In Thousands)

Net unrealized loss on securities available-for-sale	$(9,380)	$(7,887)	$2,440
Tax effect	2,310	1,955	(605)
Net of tax amount	(7,070)	(5,932)	1,835

Benefit plan adjustments	(587)	(718)	(930)
Tax effect	166	159	223
Net of tax amount	(421)	(559)	(707)

Accumulated other comprehensive loss	$(7,491)	$(6,491)	$1,128

Note 20 - Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2023	2022
	(In Thousands)
Assets
Cash and due from banks	$1,290	$1,553
Investment in subsidiaries	349,775	327,960
Restricted common stock	124	124
Other assets	1,172	110
Total assets	352,361	329,747
Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$37,624	$37,508
Other liabilities	682	985
Total liabilities	38,306	38,493
Stockholders' Equity	314,055	291,254
Total Liabilities and Stockholders' Equity	$352,361	$329,747

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Dividends from Bank	$20,580	$22,338	$15,885
Interest and dividends from investments	2	-	-
Total Income	20,582	22,338	15,885
Interest expense, borrowed money	2,725	2,299	2,230
Other	422	366	353
Total Expense	3,147	2,665	2,583
Income before Income Tax Benefit and Equity in Undistributed Earnings of Subsidiaries	17,435	19,673	13,302
Income tax benefit	(924)	(843)	(777)
Income before Equity in Undistributed Earnings of Subsidiaries	18,359	20,516	14,079
Equity in undistributed earnings of subsidiaries	11,124	25,063	20,161
Net Income	$29,483	$45,579	$34,240

Note 20 - Parent Only Condensed Financial Information

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2023	2022	2021
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$29,483	$45,579	$34,240
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	116	233	233
Equity in undistributed earnings of subsidiaries	(11,124)	(25,063)	(20,161)
Decrease (increase) in other assets	(1,062)	1,223	(781)
(Decrease) increase in other liabilities	(303)	(149)	10
Net Cash Provided By Operating Activities	17,110	21,823	13,541
Cash Flows from Investing Activities
Additional investment in subsidiary	(8,227)	(2,220)	(289)
Net Cash Used In Investing Activities	$(8,227)	$(2,220)	$(289)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	15,270	6,810	3,200
Redemption of preferred stock	(11,230)	(14,730)	-
Proceeds from issuance of common stock	1,773	639	765
Cash dividends paid	(11,142)	(11,175)	(10,935)
Purchase of treasury stock	(3,816)	(3,406)	(4,207)
Net Cash Used in Financing Activities	(9,145)	(21,862)	(11,177)
Net Increase (Decrease) in Cash and Cash Equivalents	(263)	(2,259)	2,075
Cash and Cash Equivalents - Beginning	$1,553	$3,812	$1,737
Cash and Cash Equivalents - Ending	$1,290	$1,553	$3,812

Note 21 - Subsequent Events

Subsequent Events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.

On January 25, 2024, the Company declared a cash dividend of $0.16 per share and was paid to stockholders on February 16, 2024, with a record date of February 2, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2023 is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wolf and Company, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2023 that appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

(a)Kenneth G. Emerson, the Chief Risk Officer of the Bank, resigned from his employment with the Bank on March 5, 2024.

(b)During the three months ended December 31, 2023, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was included to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement”.

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

The section entitled “PROPOSAL NO. 1 ELECTION OF THE DIRECTOR NOMINEES OF THE BOARD OF DIRECTORS” section of the Company’s definitive Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).

In addition, the information under the captions “DELINQUENT SECTION 16(A) REPORTS”, “Code of Business Conduct and Ethics” and “CORPORATE GOVERNANCE - Committees of our Board of Directors – Audit Committee”” of the 2024 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The sections of the 2024 Proxy Statement entitled “EXECUTIVE COMPENSATION”, “DIRECTOR COMPENSATION” and “CORPORATE GOVERNANCE - Committees of our Board of Directors – Compensation Committee Interlocks and Insider Participation” are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the 2024 Proxy Statement entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein by reference.

The disclosure in this Form 10-K under the caption “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2024 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE - Independence of Directors” are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the sections of the 2024 Proxy Statement entitled “AUDIT COMMITTEE REPORT - Fees of Independent Auditors’ and ‘-- Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors.” .”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of December 31, 2023 and 2022

(C) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b) Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc.
3.2	Bylaws of BCB Bancorp, Inc. (1)
4.1	Specimen Stock Certificate (2)
4.2	Description of Common Stock (3)
4.3	Form of Subordinated Note Purchase Agreement (4)
4.4	Form of Subordinated Note (5)
10.1	BCB Community Bank Executive and Director Deferred Compensation Plan (6)
10.2	Employment Agreement with Michael A. Shriner
10.3	BCB Bancorp, Inc. 2011 Stock Option Plan (7)
10.4	BCB Bancorp, Inc. 2018 Equity Incentive Plan (8)
10.5	Defined Benefit Supplemental Executive Retirement Plan (9)
10.6	Employment Agreement with Ryan Blake (10)
10.7	Employment Agreement with Sandra L. Sievewright (11)
10.8	BCB Bancorp, Inc. 2023 Equity Incentive Plan (12)
10.9	Employment Agreement with Jawad Chaudhry (13)
14	Conflicts of Interest, Usurpation of Corporate Opportunity & Code of Conduct Policy (14)
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm – Wolf & Company, P.C..
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	BCB Bancorp Inc., Clawback Policy

(1)Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on February 22, 2023.

(2)Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

(3)Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020.

(4)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2018.

(5)Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2018.

(6)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2023.

(7)Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Shareholders (File No. 000-50275), filed by the Company with the Securities and Exchange Commission on Schedule 14A on March 28, 2011.

(8)Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Stockholders by the Company with the Securities and Exchange Commission on March 26, 2018.

(9)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 3, 2022.

(10)Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2022.

(11)Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2022.

(12)Incorporated by reference to Appendix A to the proxy statement for the Company’s 2023 Annual Meeting of Stockholders filed by the Company with the Securities and Exchange Commission on March 21, 2023.

(13)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 29, 2022.

(14)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 21, 2023.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 8, 2024	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael A. Shriner
Michael A. Shriner	President, Chief Executive Officer and Director	March 8, 2024
(Principal Executive Officer)

/s/ Jawad Chaudhry
Jawad Chaudhry	Chief Financial Officer	March 8, 2024
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 8, 2024

/s/ Robert Ballance
Robert Ballance	Director	March 8, 2024

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 8, 2024

/s/ Ryan Blake
Ryan Blake	Director	March 8, 2024

/s/ James E. Collins
James E. Collins	Director	March 8, 2024

/s/ Thomas Coughlin
Thomas Coughlin	Director	March 8, 2024

/s/ Vincent DiDomenico, Jr.
Vincent DiDomenico, Jr.	Director	March 8, 2024

/s/ Joseph Lyga
Joseph Lyga	Director	March 8, 2024

/s/ John Pulomena
John Pulomena	Director	March 8, 2024

/s/ James Rizzo
James Rizzo	Director	March 8, 2024

/s/ Spencer B. Robbins
Spencer B. Robbins	Director	March 8, 2024