Form 10-Q
period 2024-03-31
BCB BANCORP INC
filed 2024-05-06
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2024, BCB Bancorp, Inc., had 16,957,391 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Cash and amounts due from depository institutions	$11,795	$16,597
Interest-earning deposits	340,653	262,926
Total cash and cash equivalents	352,448	279,523

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value	86,966	87,769
Equity investments, at fair value	9,223	9,093
Loans held for sale	-	1,287
Loans receivable, net of allowance for credit losses
of $34,563 and $33,608 respectively	3,226,877	3,279,708
Federal Home Loan Bank of New York stock, at cost	24,917	24,917
Premises and equipment, net	12,744	13,057
Accrued interest receivable	17,442	16,072
Deferred income taxes, net	17,555	18,213
Goodwill and other intangibles	5,253	5,253
Operating lease right-of-use assets	12,186	12,935
Bank-owned life insurance ("BOLI")	74,081	73,407
Other assets	8,768	10,428
Total Assets	$3,849,195	$3,832,397

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$531,112	$536,264
Interest-bearing deposits	2,460,547	2,442,816
Total deposits	2,991,659	2,979,080
FHLB advances	472,949	472,811
Subordinated debentures	37,624	37,624
Operating lease liability	12,579	13,315
Other liabilities	14,253	15,512
Total Liabilities	3,529,064	3,518,342

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,797 shares Series I 3.0% and Series J 8.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at March 31, 2024 and 2,528 shares of Series I 3.0% and Series J 8.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2023	-	-
Additional paid-in capital preferred stock	27,733	25,043
Common stock: no par value; 40,000,000 shares authorized; issued 20,191,362 and 20,138,294 at March 31, 2024 and December 31, 2023, respectively, outstanding 16,957,391 and 16,904,323, at March 31, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital common stock	199,726	198,923
Retained earnings	138,643	135,927
Accumulated other comprehensive loss	(7,624)	(7,491)
Treasury stock, at cost, 3,233,971 shares at March 31, 2024 and December 31, 2023	(38,347)	(38,347)
Total Stockholders' Equity	320,131	314,055
Total Liabilities and Stockholders' Equity	$3,849,195	$3,832,397

See accompanying notes to unaudited consolidated financial statements

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2024	2023	2022
Interest and dividend income:
Loans, including fees	$43,722	$38,889	$26,321
Mortgage-backed securities	305	186	159
Other investment securities	975	1,120	948
FHLB stock and other interest earning assets	4,283	2,157	296
Total interest income	49,285	42,352	27,724

Interest expense:
Deposits:
Demand	5,257	3,154	758
Savings and club	166	118	108
Certificates of deposit	14,983	6,453	980
	20,406	9,725	1,846
Borrowings	5,736	5,156	806
Total interest expense	26,142	14,881	2,652

Net interest income	23,143	27,471	25,072
Provision (benefit) for credit losses (1)	2,088	622	(2,575)

Net interest income after provision (benefit) for credit losses	21,055	26,849	27,647

Non-interest income:
Fees and service charges	1,215	1,098	1,214
BOLI income	675	421	755
Gain on sales of loans	45	6	65
Gain on sale of fixed asset	4	-	-
Realized and unrealized gains (losses) on equity investments	130	(3,227)	(2,685)
Other	40	38	51
Total non-interest income (loss)	2,109	(1,664)	(600)

Non-interest expense:
Salaries and employee benefits	6,981	7,618	6,736
Occupancy and equipment	2,644	2,552	2,695
Data processing and communications	1,853	1,665	1,465
Professional fees	595	566	494
Director fees	277	265	321
Regulatory assessments	1,142	536	304
Advertising and promotional	216	278	141
Other real estate owned, net	-	1	1
Other	1,130	373	802
Total non-interest expense	14,838	13,854	12,959

Income before income tax provision	8,326	11,331	14,088
Income tax provision	2,460	3,225	4,136

Net Income	$5,866	$8,106	$9,952
Preferred stock dividends	434	173	276
Net Income available to common stockholders	$5,432	$7,933	$9,676

Net Income per common share-basic and diluted
Basic	$0.32	$0.47	$0.57
Diluted	$0.32	$0.46	$0.56

Weighted average number of common shares outstanding
Basic	16,930	16,949	16,980
Diluted	16,939	17,208	17,343

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2023. Prior year periods have not been restated.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended March 31,
	2024	2023	2022

Net Income	$5,866	$8,106	$9,952
Other comprehensive loss, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	(177)	13	(3,195)
Tax Effect	44	(135)	792
Other comprehensive loss	(133)	(122)	(2,403)
Comprehensive income	$5,733	$7,984	$7,549

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2024	-	-	223,966	135,927	(38,347)	(7,491)	314,055
Net income	-	-	-	5,866	-	-	5,866
Other comprehensive loss	-	-	-	-	-	(133)	(133)
Issuance of Series J Preferred Stock	-	-	2,690	-	-	-	2,690
Stock-based compensation expense	-	-	195	-	-	-	195
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(434)	-	-	(434)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,608)	-	-	(2,608)
Dividend reinvestment plan	-	-	108	(108)	-	-	-
Stock Purchase Plan	-	-	500	-	-	-	500
Balance at March 31, 2024	$-	$-	$227,459	$138,643	$(38,347)	$(7,624)	$320,131

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254
Effect of Adopting ASU No. 2016 -13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	8,106	-	-	8,106
Other comprehensive loss	-	-	-	-	-	(122)	(122)
Exercise of stock options (61,000 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	106	-	-	-	106
Treasury Stock Purchases (151,753 shares)	-	-	-	-	(2,559)	-	(2,559)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(173)	-	-	(173)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,687)	-	-	(2,687)
Dividend reinvestment plan			104	(104)			-
Stock Purchase Plan	-	-	405	-	-	-	405
Balance at March 31, 2023	$-	$-	$218,200	$123,121	$(37,090)	$(6,613)	$297,618

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2022	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024
Net income	-	-	-	9,952	-	-	9,952
Other comprehensive loss			-	-	-	(2,403)	(2,403)
Stock-based compensation expense	-	-	95	-	-	-	95
Treasury Stock Purchases (515 shares)	-	-	-	-	(8)	-	(8)
Dividends payable on Series D 4.5%, Series H 3.5%, and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(276)	-	-	(276)
Redemption of Series G Preferred Stock	-	-	(5,330)	-	-	-	(5,330)
Issuance of Series I Preferred Stock	-	-	2,620	-	-	-	2,620
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,601)	-	-	(2,601)
Dividend reinvestment plan	-	-	114	(114)	-	-	-
Stock Purchase Plan	-	-	86	-	-	-	86
Balance at March 31, 2022	$-	$-	$220,435	$88,132	$(31,133)	$(1,275)	$276,159

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Three Months Ended March 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net Income	$5,866	$8,106	$9,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	457	478	629
Amortization and accretion, net	(530)	(474)	(375)
Provision (benefit) for credit losses	2,088	622	(2,575)
Deferred income tax expense	702	1,149	735
Loans originated for sale	(1,264)	-	(2,452)
Proceeds from sales of loans	2,596	664	3,144
Gain on sales of loans	(45)	(6)	(65)
Gain on sale of fixed asset	(4)	-	-
Realized and unrealized (gain) loss on equity investments	(130)	3,227	2,685
Stock-based compensation expense	195	106	95
Increase in cash surrender value of BOLI	(675)	(421)	(755)
Net change in accrued interest receivable	(1,370)	(1,262)	(410)
Net change in other assets	1,661	1,100	(107)
Net change in accrued interest payable	(127)	1,304	(497)
Net change in other liabilities	(1,132)	1,821	1,748
Net Cash Provided by Operating Activities	8,288	16,414	11,752
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities	624	4,661	3,068
Purchases of securities	-	-	(7,488)
Proceeds from sales of securities	-	-	1,233
Proceeds from sales of fixed asset	4	-	-
Net decrease (increase) in loans receivable	51,426	(183,527)	(87,723)
Additions to premises and equipment	(144)	(76)	(38)
Purchase of Federal Home Loan Bank of New York stock	-	(6,762)	(44)
Net Cash Provided by (Used in) Investing Activities	51,910	(185,704)	(90,992)
Cash flows from financing activities:
Net increase in deposits	12,579	55,602	69,773
Proceeds from Federal Home Loan Bank of New York Long Term Advances	-	50,000	-
Net change in Federal Home Loan Bank of New York Short Term Advances	-	100,000	-
Purchases of treasury stock	-	(2,559)	(8)
Cash dividends paid on common stock	(2,608)	(2,687)	(2,601)
Cash dividends paid on preferred stock	(434)	(173)	(276)
Net proceeds from issuance of common stock	500	405	86
Net proceeds from issuance of preferred stock	2,690	-	2,620
Payments for redemption of preferred stock	-	-	(5,330)
Exercise of Stock Options	-	418	-
Net Cash Provided by (Used in) Financing Activities	12,727	201,006	64,264
Net Increase (Decrease) in Cash and Cash Equivalents	72,925	31,716	(14,976)
Cash and Cash Equivalents-Beginning	279,523	229,359	411,629
Cash and Cash Equivalents-Ending	$352,448	$261,075	$396,653

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$979	$797	$411
Interest	26,268	13,578	3,150

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

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of March 31, 2024, operated at 28 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. Special Asset REO 2 was inactive at March 31, 2024. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023.

The consolidated financial statements which include the accounts of the Company and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”). In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between December 31, 2023 and the date these consolidated financial statements were issued.

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

Note 2 - Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 on January 1, 2023. The adoption of this standard did not have a material effect on the Company's financial statements.

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

Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Note 3 – Reclassification

Certain amounts have been reclassified to conform to the current period’s presentation. These changes had no effect on the Company’s results of operations or financial position.

Note 4 – Equity Incentive Plans

Equity Incentive Plans

The Company, under the plan approved by its shareholders on April 27, 2023 (“2023 Equity Incentive Plan”), authorized the issuance of up to 1,000,000 shares of common stock of the Company pursuant to grants of stock options, restricted stock awards, restricted stock units, and performance awards. Employees and directors of the Company and the Bank are eligible to participate in the 2023 Equity Incentive Plan. All stock options are granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options.

The Company, under the plan approved by its shareholders on April 26, 2018 (“2018 Equity Incentive Plan”), authorized the issuance of up to 1,000,000 shares of common stock of the Company pursuant to grants of stock options and restricted stock units. Employees and directors of the Company and the Bank are eligible to participate in the 2018 Stock Plan. All stock options are granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options.

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

Note 4 – Equity Incentive Plans (Continued)

The following table presents a summary of the status of the Company’s restricted shares as of March 31, 2024 and 2023.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	86,752	$14.98
Granted	-	-
Vested	(20,625)	15.75
Forfeited	(1,725)	14.92
Non-vested at March 31, 2024	64,402	$14.73

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	48,150	$14.83
Granted	27,000	17.99
Vested	(13,650)	14.60
Forfeited	-	-
Non-vested at March 31, 2023	61,500	$16.27

Restricted stock expense for the three months ended March 31, 2024 and March 31, 2023 was $156,000 and $73,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of March 31, 2024 was approximately $642,000 over a weighted average period of 2.05 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of March 31, 2024.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2024	975,975	$10.55-13.68	$11.89

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	(80,000)	13.32	13.32

Outstanding at March 31, 2024	895,975	$10.55-13.68	$11.76

As of March 31, 2024, stock options which were granted and were exercisable totaled 752,895. It is Company policy to issue new shares upon share option exercise.

Compensation expense for the three months ended March 31, 2024 and March 31, 2023 was $39,000 and $33,000, respectively. Expected future compensation expense relating to the 143,080 shares of unvested options outstanding as of March 31, 2024 was $237,000 over a weighted average period of 2.80 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2024, 2023 and 2022, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. There were 508,000 outstanding options considered to be anti-dilutive at March 31, 2024. There were no outstanding options considered to be anti-dilutive at March 31, 2023 and 2022, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2024			2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income available to common stockholders	$5,432			$7,933			$9,676

Basic earnings per share:
Income available to common stockholders	$5,432	16,930	$0.32	$7,933	16,949	$0.47	$9,676	16,980	$0.57

Effect of dilutive securities:
Stock options	-	9		-	259		-	363

Diluted earnings per share:
Income available to common stockholders	$5,432	16,939	$0.32	$7,933	17,208	$0.46	$9,676	17,343	$0.56

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2024, 2023 and 2022:

	For the three months ended March 31,
(In Thousands)	2024	2023	2022
Net gains (losses) recognized during the period on equity securities held at the reporting period	$130	$(3,227)	$(2,626)
Net gains (losses) recognized during the period on equity securities sold during the period	-	-	(59)
Realized and unrealized gains (losses) on equity investments during the reporting period	$130	$(3,227)	$(2,685)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$563	$-	$23	$540
More than five to ten years	3,914	-	257	3,657
More than ten years	32,482	89	3,237	29,334
Sub-total:	36,959	89	3,517	33,531

Corporate Debt securities:
More than one to five years	8,982	-	444	8,538
More than five to ten years	50,582	-	5,685	44,897
Sub-total:	59,564	-	6,129	53,435

Total securities	$96,523	$89	$9,646	$86,966

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$605	$-	$24	$581
More than five to ten years	4,147	-	230	3,917
More than ten years	32,833	192	2,910	30,115
Sub-total:	37,585	192	3,164	34,613

Corporate Debt securities:
More than one to five years	8,981	-	197	8,784
More than five to ten years	50,583	-	6,211	44,372
Sub-total:	59,564	-	6,408	53,156

Total securities	$97,149	$192	$9,572	$87,769

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2024
Residential mortgage-backed securities	$5,187	$209	$21,438	$3,308	$26,625	$3,517
Corporate Debt securities	-	-	52,135	6,129	52,135	6,129
	$5,187	$209	$73,573	$9,437	$78,760	$9,646

December 31, 2023
Residential mortgage-backed securities	$5,316	$98	$22,153	$3,066	$27,469	$3,164
Corporate Debt Securities	-	-	51,856	6,408	51,856	6,408
	$5,316	$98	$74,009	$9,474	$79,325	$9,572

Note 7 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of March 31, 2024 and December 31, 2023 by segment and class:

	March 31, 2024	December 31, 2023
	(In Thousands)
Residential one-to-four family	$244,762	$248,295
Commercial and multi-family	2,392,970	2,434,115
Construction	180,975	192,816
Commercial business(1)	276,864	269,274
Business express	101,209	102,928
Home equity(2)	65,518	66,331
Consumer	2,847	3,643
	3,265,145	3,317,402

Less:
Deferred loan fees, net	(3,705)	(4,086)
Allowance for credit losses	(34,563)	(33,608)

Total Loans, net	$3,226,877	$3,279,708

(1) Excludes Business express loans.

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

Commercial business lending, including lines of credit, is generally considered higher risk due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on the business. Commercial business loans are primarily secured by inventories and other business assets. In many cases, any repossessed collateral for a defaulted commercial business loan will not provide an adequate source of repayment of the outstanding loan balance. The Bank has further segregated its commercial business portfolio into commercial business express loans that carry higher risk relative to other commercial business loans. The Bank had originated commercial business express loans to support small business owners coming out of the COVID crisis. The portfolio consists of a large number of loans with majority of the loans carrying a balance of $250,000 or lower.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three months ended March 31, 2024, and the related portion of the allowances for credit losses that is allocated to each loan class, as of March 31, 2024 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Business Express	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, January 1, 2024	$2,344	$16,301	$3,841	$5,811	$4,542	$691	$78	$-	$33,608

Charge-offs:	-	-	-	(29)	(1,122)	-	-	-	(1,151)
Recoveries:	11	-	-	3	4	-	-	-	18
Provision (benefit):	(192)	(938)	(604)	1,855	1,606	(41)	402	-	2,088
Ending Balance, March 31, 2024	$2,163	$15,363	$3,237	$7,640	$5,030	$650	$480	$-	$34,563

Ending Balance attributable to loans:
Individually evaluated	$-	$956	$203	$3,291	$657	$-	$409	$-	$5,516
Collectively evaluated	2,163	14,407	3,034	4,349	4,373	650	71	-	29,047
Ending Balance, March 31, 2024	$2,163	$15,363	$3,237	$7,640	$5,030	$650	$480	$-	$34,563

Loans Receivables:
Individually evaluated	$173	$52,572	$3,802	$8,315	$657	$212	$-	$-	$65,731
Collectively evaluated	244,589	2,340,398	177,173	268,549	100,552	65,306	2,847	-	3,199,414
Total Gross Loans:	$244,762	$2,392,970	$180,975	$276,864	$101,209	$65,518	$2,847	$-	$3,265,145

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

The following table sets forth the activity in the Company’s allowance for credit losses for the three months ended March 31, 2023, and the related portion of the allowances for credit losses that is allocated to each loan class, as of March 31, 2023 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Business Express	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance December 31, 2022	$2,474	$21,749	$2,094	$4,495	$872	$485	$24	$180	$32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(7,123)	1,387	1,734	(316)	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,626	$3,481	$6,229	$556	$667	$31	$-	$28,208

Charge-offs:	-	-	-	(1)	-	-	-	-	(1)
Recovery:	12	-	-	25	-	16	-	-	53
Provisions (benefit):	(269)	340	369	(780)	962	(3)	3	-	622
Ending Balance March 31, 2023	$2,361	$14,966	$3,850	$5,473	$1,518	$680	$34	$-	$28,882

Ending Balance attributable to loans:
Individually evaluated	$-	$-	$605	$1,942	$39	$-	$-	$-	$2,586
Collectively evaluated	2,361	14,966	3,245	3,531	1,479	680	34	-	26,296
Ending Balance March 31, 2023	$2,361	$14,966	$3,850	$5,473	$1,518	$680	$34	$-	$28,882

Loans Receivables:
Individually evaluated	$358	$10,114	$3,217	$3,644	$39	$212	$-	$-	$17,584
Collectively evaluated	246,325	2,456,818	159,336	238,349	85,566	58,610	3,383	-	3,248,387
Total Gross Loans:	$246,683	$2,466,932	$162,553	$241,993	$85,605	$58,822	$3,383	$-	$3,265,971

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the amount recorded in loans receivable at December 31, 2023. The table also details the amount of total loans receivable that are evaluated individually, and collectively, for impairment and the related portion of the allowance for credit losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Business Express	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance, December 31, 2022	$2,474	$21,749	$2,094	$4,495	$872	$485	$24	$180	$32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(7,123)	1,387	1,734	(316)	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,626	$3,481	$6,229	$556	$667	$31	$-	$28,208

Charge-offs:	-	-	-	-	(805)	-	-	-	(805)
Recoveries:	45	-	-	29	11	16	-	-	101
Provision (benefit):	(319)	1,675	360	(447)	4,780	8	47	-	6,104
Ending Balance, December 31, 2023	$2,344	$16,301	$3,841	$5,811	$4,542	$691	$78	$-	$33,608

Ending Balance attributable to loans:
Individually evaluated	$-	$990	$310	$2,132	$797	$-	$-	$-	$4,229
Collectively evaluated	2,344	15,311	3,531	3,679	3,745	691	78	-	29,379
Ending Balance, December 31, 2023	$2,344	$16,301	$3,841	$5,811	$4,542	$691	$78	$-	$33,608

Loans Receivables:
Individually evaluated	$444	$42,259	$4,292	$6,015	$797	$212	$-	$-	$54,019
Collectively evaluated	247,851	2,391,856	188,524	263,259	102,131	66,119	3,643	-	3,263,383
Total Gross Loans	$248,295	$2,434,115	$192,816	$269,274	$102,928	$66,331	$3,643	$-	$3,317,402

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

The following tables present the activity in the allowance for credit losses on off-balance sheet exposures for the three months ended March 31, 2023 and 2024 (in thousands):

Three Months Ended March 31, 2024
(In thousands)
Allowance for Credit Losses:
Balance at December 31, 2023	$694
Provision for credit losses	65
Balance at March 31, 2024	$759

Three Months Ended March 31, 2023
(In thousands)
Allowance for Credit Losses:
Balance at December 31, 2022	$-
Impact of adopting ASU 2016-13 ("CECL") effective January 1, 2023	1,266
Benefit for credit losses	(577)
Balance at March 31, 2023	$689

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the delinquency status of total loans receivable as of March 31, 2024:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$1,499	$308	$-	$1,807	$242,955	$244,762	$-
Commercial and multi-family	3,600	17,100	6,842	27,542	2,365,428	2,392,970	-
Construction	577	387	586	1,550	179,425	180,975	-
Commercial business(1)	3,831	308	2,443	6,582	270,282	276,864	-
Business express	2,272	662	-	2,934	98,275	101,209
Home equity(2)	816	330	-	1,146	64,372	65,518	-
Consumer	-	-	-	-	2,847	2,847	-
Total	$12,595	$19,095	$9,871	$41,561	$3,223,584	$3,265,145	$-

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2023:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$4,701	$-	$270	$4,971	$243,324	$248,295	$-
Commercial and multi-family	1,853	7,876	6,842	16,571	2,417,544	2,434,115	-
Construction	3,641	-	586	4,227	188,589	192,816	-
Commercial business(1)	2,314	362	1,081	3,757	265,517	269,274	-
Business express	1,922	249	50	2,221	100,707	102,928
Home equity(2)	907	-	-	907	65,424	66,331	-
Consumer	-	-	-	-	3,643	3,643	-
Total	$15,338	$8,487	$8,829	$32,654	$3,284,748	$3,317,402	$-

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

Modifications

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

The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted:

	For the Three Months Ended March 31, 2024
	(In Thousands)
Significant Payment Delay	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Residential one-to-four family	1	$180	0.01%	Amortization extension

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The loan modified during the three months ended March 31, 2024 was current with payments.

The Company did not have any loans that were both experiencing financial difficulty and modified during the three months ending March 31, 2023.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The tables below set forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at March 31, 2024 and December 31, 2023, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of March 31, 2024 and December 31, 2023, non-accrual loans differed from the amount of total loans past due 90 days due to loans that were previously 90 days past due both of which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of March 31, 2024
	(in Thousands)
	Nonaccrual loans with an Allowance for Credit Losses	Nonaccrual loans without an Allowance for Credit Losses	Total Nonaccrual loans	Amortized Cost of Loans Past due 90 and Still Accruing
Residential one-to-four family	$-	$429	$429	$-
Commercial and multi-family	2,029	10,598	12,627	-
Construction	2,251	974	3,225	-
Commercial business (1)	1,983	3,933	5,916	-
Business express loans	-	-	-	-
Home equity (2)	-	44	44	-
Consumer	-	-	-	-
Total	$6,263	$15,978	$22,241	$-

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

	As of December 31, 2023
	(in Thousands)
	Nonaccrual loans with an Allowance for Credit Losses	Nonaccrual loans without an Allowance for Credit Losses	Total Nonaccrual loans	Amortized Cost of Loans Past due 90 and Still Accruing
Residential one-to-four family	$-	$270	$270	$-
Commercial and multi-family	2,029	6,655	8,684	-
Construction	2,312	1,980	4,292	-
Commercial business (1)	2,050	2,892	4,942	-
Business express loans	549	-	549	-
Home equity (2)	-	46	46	-
Total	$6,940	$11,843	$18,783	$-

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the three months ended March 31, 2024 and the twelve months ended December 31, 2023 would have been approximately $710,000 and $1.9 million, respectively. Interest income recognized on loans returned to accrual was approximately $123,000 and $314,000, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status. At March 31, 2024 and December 31, 2023 there were no loans more than ninety days past due and still accruing interest.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at March 31, 2024 and gross charge-offs for the three months ended March 31, 2024.

Loans by Year of Origination at March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$-	$17,095	$52,521	$37,956	$31,210	$103,842	$-	$-	$242,624
Special Mention	-	-	489	90	-	-	-	-	579
Substandard	-	-	-	1,303	-	256	-	-	1,559
Total one-to-four family	$-	$17,095	$53,010	$39,349	$31,210	$104,098	$-	$-	$244,762

Commercial and multi-family
Pass	$1,200	$216,671	$764,734	$223,690	$213,531	$843,449	$2,000	$-	$2,265,275
Special Mention	-	9,871	34,181	-	-	5,801	140	-	49,993
Substandard	-	-	14,865	4,639	3,575	54,623	-	-	77,702
Total Commercial and multi-family	$1,200	$226,542	$813,780	$228,329	$217,106	$903,873	$2,140	$-	$2,392,970

Construction
Pass	$-	$25,473	$71,926	$52,767	$19,448	$1,849	$5,710	$-	$177,173
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	965	586	2,251	-	-	3,802
Total Construction	$-	$25,473	$71,926	$53,732	$20,034	$4,100	$5,710	$-	$180,975

Commercial business
Pass	$-	$3,141	290	1,984	$4,135	$40,198	$207,677	$549	$257,974
Special Mention	-	-	-	421	-	1,063	4,003	-	5,487
Substandard	-	-	-	-	-	4,645	7,356	1,402	13,403
Total Commercial business	$-	$3,141	$290	$2,405	$4,135	$45,906	$219,036	$1,951	$276,864

Business express
Pass	$-	$-	-	-	$-	$-	$98,604	$-	$98,604
Special Mention	-	-	-	-	-	-	1,703	-	1,703
Substandard	-	-	-	-	-	-	902	-	902
Total Business express	$-	$-	$-	$-	$-	$-	$101,209	$-	$101,209

Home equity
Pass	$-	$3,979	$1,461	$541	$754	$7,219	$50,445	$746	$65,145
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	44	-	-	-	117	212	373
Total Home equity	$-	$3,979	$1,505	$541	$754	$7,219	$50,562	$958	$65,518

Consumer
Pass	$1,059	$1,183	$451	$19	$105	$24	$6	$-	$2,847
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$1,059	$1,183	$451	$19	$105	$24	$6	$-	$2,847

Total Loans	$2,259	$277,413	$940,962	$324,375	$273,344	$1,065,220	$378,663	$2,909	$3,265,145

Gross charge-offs	$-	$-	$-	$-	$-	$29	$1,122	$-	$1,151

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at December 31, 2023.

Loans by Year of Origination at December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$17,080	$53,623	$38,178	$31,420	$12,067	$93,764	$-	$-	$246,132
Special Mention	-	492	91	-	-	-	-	-	583
Substandard	-	-	1,310	-	-	270	-	-	1,580
Total one-to-four family	$17,080	$54,115	$39,579	$31,420	$12,067	$94,034	$-	$-	$248,295

Commercial and multi-family
Pass	$222,435	$778,076	$224,823	$214,768	$50,755	$824,375	$1,922	$-	$2,317,154
Special Mention	9,908	34,375	-	-	529	4,453	140	-	49,405
Substandard	-	14,931	4,023	3,575	-	45,027	-	-	67,556
Total Commercial and multi-family	$232,343	$827,382	$228,846	$218,343	$51,284	$873,855	$2,062	$-	$2,434,115

Construction
Pass	$21,730	$74,180	$59,564	$21,462	$-	$5,878	$5,710	$-	$188,524
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	1,394	-	586	-	2,312	-	-	4,292
Total Construction	$21,730	$75,574	$59,564	$22,048	$-	$8,190	$5,710	$-	$192,816

Commercial business
Pass	$3,179	$297	$2,967	$4,234	$7,080	$33,675	$201,008	$150	$252,590
Special Mention	-	-	-	-	317	830	4,410	-	5,557
Substandard	-	-	-	-	-	4,703	6,424	-	11,127
Total Commercial business	$3,179	$297	$2,967	$4,234	$7,397	$39,208	$211,842	$150	$269,274

Business express
Pass	$-	$-	$-	$-	$-	$-	$101,531	$-	$101,531
Special Mention	-	-	-	-	-	-	600	-	600
Substandard	-	-	-	-	-	-	797	-	797
Total Business express	$-	$-	$-	$-	$-	$-	$102,928	$-	$102,928

Home equity
Pass	$5,022	$1,487	$553	$769	$1,280	$6,181	$50,111	$553	$65,956
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	46	-	-	-	-	117	212	375
Total Home equity	$5,022	$1,533	$553	$769	$1,280	$6,181	$50,228	$765	$66,331

Consumer
Pass	$1,497	$471	$1,521	$109	$39	$-	$6	$-	$3,643
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$1,497	$471	$1,521	$109	$39	$-	$6	$-	$3,643

Total Loans	$280,851	$959,372	$333,030	$276,923	$72,067	$1,021,468	$372,776	$915	$3,317,402

Gross charge-offs	$-	$-	$-	$-	$-	$-	$805	$-	$805

Note 8 – Stockholders’ Equity

On March 29, 2024, the Company closed a private placement of Series J Noncumulative Perpetual Stock, par value $0.01 per share (the “Series J Preferred Stock”), resulting in gross proceeds of $2,690,000 for 269 shares.

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

Note 9 – Bank-Owned Life Insurance

BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At March 31, 2024 the Bank had $74.1 million in BOLI. BOLI is recorded at its net realizable value.

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

There was no amortization expense of the core deposit intangibles for the three months ended March 31, 2024. Amortization expense of the core deposit intangibles was $23,000 and $14,000 for the three months ended March 31, 2023 and 2022, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at March 31, 2024 was $0 and $5.2 million, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at March 31, 2023 was $122,000 and $5.2 million, respectively.

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

The Company believes that the fair values of its goodwill was in excess of its carrying amounts and there was no impairment at March 31, 2024.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2024:
Securities
Debt Securities Available for Sale	$86,966	$-	$86,966	$-
Marketable Equities	$9,223	$9,223	$-	$-
Total Securities	$96,189	$9,223	$86,966	$-

As of December 31, 2023:
Securities
Debt Securities Available for Sale	$87,769	$-	$87,769	$-
Marketable Equities	$9,093	$9,093	$-	$-
Total Securities	$96,862	$9,093	$87,769	$-

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2024 and 2023.

There were no liabilities measured at fair value on a recurring basis at March 31, 2024 or December 31, 2023.

Assets that the Company measured at fair value on a nonrecurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2024
Individually Evaluated Loans	$23,643	$-	$-	$23,643

As of December 31, 2023:
Individually Evaluated Loans	$23,585	$-	$-	$23,585

Certain individually evaluated loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Losses on individually evaluated loans for the three months ended March 31, 2024 and the twelve months ended December 31, 2023 were $878,000 and $1.4 million, respectively.

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2024 or December 31, 2023.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2024 and December 31, 2023 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
March 31, 2024:
Individually Evaluated Loans	$23,643	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2023:
Individually Evaluated Loans	$23,585	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023.

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

Note 11 – Fair Values of Financial Instruments (Continued)

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded credit losses based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2024 and December 31, 2023 consisted of the loan balances of $28.7 million net of an allowance for credit losses of $5.1 million and $27.8 million net of an allowance for credit losses of $4.2 million, respectively.

Other Real Estate Owned (Generally Carried at Lower of Cost or Fair Value)

Other real estate owned is generally carried at fair value less estimated costs to sell which is determined based upon independent third-party appraisals of the properties or based upon the expected proceeds from a pending sale. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Note 11 – Fair Values of Financial Instruments (Continued)

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$352,448	$352,448	$352,448	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	86,966	86,966	-	86,966	-
Equity investments	9,223	9,223	9,223	-	-
Loans receivable, net	3,226,877	3,077,460	-	-	3,077,460
FHLB of New York stock, at cost	24,917	24,917	-	24,917	-
Accrued interest receivable	17,442	17,442	-	17,442	-

Financial liabilities:
Deposits	2,991,659	2,990,333	2,151,134	839,198	-
Borrowings	472,949	474,103	-	474,103	-
Subordinated debentures	37,624	34,958	-	34,958	-
Accrued interest payable	5,650	5,650	-	5,650	-

	As of December 31, 2023

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$279,523	$279,523	$279,523	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	87,769	87,769	-	87,769	-
Equity investments	9,093	9,093	9,093	-	-
Loans held for sale	1,287	1,287	-	1,287	-
Loans receivable, net	3,279,708	3,112,980	-	-	3,112,980
FHLB of New York stock, at cost	24,917	24,917	-	24,917	-
Accrued interest receivable	16,072	16,072	-	16,072	-

Financial liabilities:
Deposits	2,979,080	2,978,654	2,120,514	858,140	-
Debt	472,811	472,184	-	472,184	-
Subordinated debentures	37,624	39,299	-	39,299	-
Accrued interest payable	5,777	5,777	-	5,777	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Notes”) in a private placement. The Notes have a 10-year term and bore an interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). On August 1, 2023, the interest rate was scheduled to adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). However, LIBOR was replaced as the benchmark rate per the discussion below. The Notes are scheduled to mature on August 1, 2028. The Company will pay interest in arrears quarterly during the remaining term of the Notes. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The additional capital is used for general corporate purposes including organic growth initiatives. Subordinated debt included associated deferred costs of $116,000 which were fully amortized during the year ended December 31, 2023.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly and had been equal to the three-month LIBOR plus 2.65%.

In accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month CME Term Secured Overnight Financing Rate (“SOFR”) as the applicable successor rate for both the Notes and the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At March 31, 2024, the interest rate for the subordinated debentures and trust preferred securities was 8.288% and 8.241%, respectively.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	$885	$936
Variable lease cost-operating leases	$282	$268

	At March 31, 2024	At December 31, 2023
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$12,186	$12,935

Current liabilities	$2,263	$3,094
Operating lease liabilities (noncurrent portion)	11,526	11,526
Imputed Interest	(1,210)	(1,305)
Total operating lease liabilities	$12,579	$13,315

The weighted average remaining lease term for operating leases at March 31, 2024 and December 31, 2023 was 5.63 years and 5.77 years, respectively. The weighted average discount rate for operating leases at March 31, 2024 and December 31, 2023 was 3.03 percent and 3.02 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at March 31, 2024 and December 31, 2023 (in thousands):

Maturities of lease liabilities:
	At March 31, 2024	At December 31, 2023
	Operating Leases	Operating Leases
One year or less	$2,263	$3,094
Over one year through three years	5,132	5,132
Over three years through five years	3,632	3,632
Over five years	2,762	2,762
Gross Operating Lease Liabilities	$13,789	$14,620
Imputed Interest	(1,210)	(1,305)
Total Operating Lease Liabilities	$12,579	$13,315

Note 14 – Subsequent Events

On April 11, 2024, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on May 3, 2024, with a payment date of May 19, 2024.

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2024, we had $3.849 billion in consolidated assets, $2.992 billion in deposits and $320.1 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2024, the Bank operated at twenty-four branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as four branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

The rapid rise in interest rates during 2022 and 2023, the resulting industry-wide reduction in the fair value of securities portfolios, and the bank runs that led to the failures of some financial institutions in March of 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the U.S. banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses, and capital. See further discussion around some of these items in the remaining sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At March 31, 2024, the Company considers the allowance for credit losses to be a critical accounting estimate.

See further discussion of this critical accounting estimate in Note 7 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.

Financial Condition

Total assets increased by $16.8 million, or 0.4 percent, to $3.849 billion at March 31, 2024, from $3.832 billion at December 31, 2023. The increase in total assets was mainly related to the cash received from the amortization of loans and an increase in deposits.

Total cash and cash equivalents increased by $72.9 million, or 26.1 percent, to $352.4 million at March 31, 2024, from $279.5 million at December 31, 2023. The increase was primarily due to loan payments and an increase in deposits.

Loans receivable, net, decreased by $52.8 million, or 1.6 percent, to $3.227 billion at March 31, 2024, from $3.280 billion at December 31, 2023. Total loan decreases during the period included decreases of $58.1 million in commercial real estate and multi-family loans, construction loans, 1-4 family residential loans, home equity loans and consumer loans. Offsetting this was an increase in commercial business loans of $5.9 million. The allowance for credit losses increased $955 thousand to $34.6 million, or 155.4 percent of non-accruing loans and 1.06 percent of gross loans, at March 31, 2024, as compared to an allowance for credit losses of $33.6 million, or 178.9 percent of non-accruing loans and 1.01 percent of gross loans, at December 31 2023.

Total investment securities decreased by $673 thousand, or 0.7 percent, to $96.2 million at March 31, 2024, from $96.9 million at December 31, 2023, representing unrealized losses, purchases, calls, maturities and repayments.

Deposits increased by $12.6 million, or 0.4 percent, to $2.992 billion at March 31, 2024, from $2.979 billion at December 31, 2023. Certificates of deposits increased $51.7 million, and were offset by interest bearing demand, savings and club accounts, money market accounts and non-interest-bearing accounts which declined by $39.1 million.

Debt obligations increased by $138 thousand to $510.6 million at March 31, 2024 from $510.4 million at December 31, 2023. The weighted average interest rate of FHLB advances was 4.21 percent at March 31, 2024 and 4.21 percent at December 31, 2023. The weighted average maturity of FHLB advances as of March 31, 2024 was 1.68 years. The interest rate of our subordinated debt balances was 8.29 percent at March 31, 2024 and 8.36 percent at December 31, 2023.

Stockholders’ equity increased by $6.1 million, or 1.9 percent, to $320.1 million at March 31, 2024, from $314.1 million at December 31, 2023. The increase was attributable to the increase in retained earnings of $2.7 million, or 2.0 percent, to $138.6 million at March 31, 2024 from $135.9 million at December 31, 2023, and an increase in additional paid in capital preferred stock of $2.7 million, or 10.7 percent to $27.7 million at March 31, 2024, from $25.0 million at December 31, 2023, due to the Company’s previously announced issuance of shares of its Series J Noncumulative Perpetual Preferred Stock resulting in gross proceeds to the Company of $2.7 million.

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

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$3,299,938	$43,722	5.30%	$3,165,678	$38,889	4.91%
Investment securities (6)	96,226	1,280	5.32%	108,869	1,306	4.80%
Interest earnings assets	303,291	4,283	5.65%	208,842	2,157	4.13%
Total interest-earning assets	3,699,455	49,285	5.33%	3,483,389	42,352	4.86%
Non-interest-earning assets	125,480			116,770
Total assets	$3,824,935			$3,600,159
Interest-bearing liabilities:
Interest-bearing demand accounts	$560,190	$2,230	1.59%	$713,788	$1,789	1.00%
Money market accounts	369,096	3,027	3.28%	314,427	1,365	1.74%
Savings accounts	277,731	166	0.24%	322,760	118	0.15%
Certificates of Deposit	1,239,807	14,983	4.83%	848,447	6,453	3.04%
Total interest-bearing deposits	2,446,824	20,406	3.34%	2,199,422	9,725	1.77%
Borrowed funds	510,503	5,736	4.49%	461,415	5,156	4.47%
Total interest-bearing liabilities	2,957,327	26,142	3.54%	2,660,837	14,881	2.24%
Non-interest-bearing liabilities	552,959			645,883
Total liabilities	3,510,286			3,306,720
Stockholders' equity	314,649			293,439
Total liabilities and stockholders' equity	$3,824,935			$3,600,159
Net interest income		$23,143			$27,471
Net interest rate spread(1)			1.79%			2.62%
Net interest margin(2)			2.50%			3.15%

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

(6)Includes Federal Home Loan Bank of New York Stock.

Results of Operations Comparison for the Three Months Ended March 31, 2024 and 2023

Net income was $5.9 million for the quarter ended March 31, 2024 and $8.1 million for the quarter ended March 31, 2023. The decline was primarily driven by lower net interest income, higher credit loss provisioning and higher non-interest expenses, which were partially offset by an increase in non-interest income for the first quarter of 2024 as compared with the first quarter of 2023.

Net interest income decreased by $4.3 million, or 15.8 percent, to $23.1 million for the first quarter of 2024, from $27.5 million for the first quarter of 2023. The decrease in net interest income resulted from higher interest expense which was partially offset by higher interest income.

Interest income increased by $6.9 million, or 16.4 percent, to $49.3 million for the first quarter of 2024 from $42.4 million for the first quarter of 2023. The average balance of interest-earning assets increased $216.1 million, or 6.2 percent, to $3.699 billion for the first quarter of 2024 from $3.483 billion for the first quarter of 2023, while the average yield increased 47 basis points to 5.33 percent for the first quarter of 2024 from 4.86 percent for the first quarter of 2023.

Interest expense increased by $11.3 million to $26.1 million for the first quarter of 2024 from $14.9 million for the first quarter of 2023. The increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 130 basis points to 3.54 percent for the first quarter of 2024 from 2.24 percent for the first quarter of 2023, while the average balance of interest-bearing liabilities increased by $296.5 million to $2.957 billion for the first quarter of 2024 from $2.661 billion for the first quarter of 2023.

The net interest margin was 2.50 percent for the first quarter of 2024 compared to 3.15 percent for the first quarter of 2023. The decrease in the net interest margin compared to the first quarter of 2023 was the result of the increase in the cost of interest-bearing liabilities partially offset by the increase in the yield on interest-earning assets.

During the first quarter of 2024, the Company recognized $1.1 million in net charge-offs compared to a $52 thousand net recoveries in the first quarter of 2023. The Bank had non-accrual loans totaling $22.2 million, or 0.68 percent of gross loans, at March 31, 2024 as compared to $18.8 million, or 0.57 percent of gross loans, at December 31, 2023. The allowance for credit losses on loans was $34.6 million, or 1.06 percent of gross loans at March 31, 2024, and $33.6 million, or 1.01 percent of gross loans, at December 31, 2023. The provision for credit losses was $2.1 million for the first quarter of 2024 compared to $622,000 for the first quarter of 2023. Management believes that the allowance for credit losses on loans was adequate at March 31, 2024 and December 31, 2023.

Non-interest income increased by $3.8 million to $2.1 million for the first quarter of 2024 from a net loss of $1.7 million in the first quarter of 2023. The increase in total non-interest income was mainly related to an increase in gains on equity securities of $3.4 million and an increase in BOLI income of $254 thousand.

Non-interest expense increased by $984 thousand, or 7.1 percent, to $14.8 million for the first quarter of 2024 from $13.9 million for the first quarter of 2023. The increase in these expenses for the first quarter of 2024 was primarily driven by higher regulatory assessment charges, and the increase in other expenses related to higher off-balance sheet reserves, in the first quarter of 2024 when compared with the first quarter of 2023.

The income tax provision decreased by $765 thousand, or 23.7 percent, to $2.5 million for the first quarter of 2024 from $3.2 million for the first quarter of 2023. The consolidated effective tax rate was 29.6 percent for the first quarter of 2024 compared to 28.5 percent for the first quarter of 2023.

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

At March 31, 2024 and December 31, 2023, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $510.6 million at March 31, 2024 as compared to $510.4 million at December 31, 2023.

At March 31, 2024, the Company had the ability to obtain additional funding from the FHLB of $191.6 million and $589.0 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $1.256 billion at March 31, 2024. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of March 31, 2024 and a significant amount of available borrowing capacity with FHLB and Federal Reserve Bank Discount Window.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $33.5 million at March 31, 2024. The subordinated debentures have a ten-year term and bore an interest at a fixed annual rate of 5.625% for the first five years of the term. Beginning August 1, 2023, the interest rate adjusted to a floating rate based on the CME Term Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, as adjusted by the spread adjustment of 0.26161 percent, plus 2.72% until redemption or maturity. The rate paid as of March 31, 2024 and 2023 was 8.288% and 5.625%, respectively. The Notes are scheduled to mature on August 1, 2028.

The Company also has $4.1 million of mandatory redeemable Trust Preferred securities outstanding. Effective September 18, 2023, the interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month CME Term SOFR, as adjusted by the spread adjustment of 0.26161 percent, plus 2.650%. Prior to September 18, 2023 the rate was based on the three-month LIBOR. The rate paid as of March 31, 2024 and 2023 was 8.241% and 7.557%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

The Bank has opted into the community bank leverage ratio (tier 1 capital to average consolidated assets) (“CBLR”) framework, with a minimum requirement of 9% for institutions under $10 billion in assets. Such institutions meeting that requirement may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized.

At March 31, 2024 and December 31, 2023, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of March 31, 2024:
Bank
Community Bank Leverage Ratio	$356,905	9.33%	$306,111	8.00%	344,375	9.00%

As of December 31, 2023:
Bank
Community Bank Leverage Ratio	$350,749	9.09%	$308,608	8.00%	$347,184	9.00%

The following table sets forth the regulatory capital ratios for the Company as well as the regulatory requirements for March 31, 2024 and December 31, 2023.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of March 31, 2024:
Bancorp
Total Capital (to Risk-Weighted Assets)	$386,623	11.56%	$267,559	8.00%	$334,449	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	325,460	9.73	200,695	6.00	267,593	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	293,603	8.77	150,651	4.50	217,608	6.50
Tier 1 Capital (to adjust total assets)	325,460	8.51	152,978	4.00	191,222	5.00

As of December 31, 2023:
Bancorp
Total Capital (To Risk-Weighted Assets)	$379,562	11.14%	$272,564	8.00%	$340,705	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	319,154	9.37	204,422	6.00	272,563	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	289,987	8.51	153,317	4.50	221,458	6.50
Tier 1 Capital (to adjusted total assets)	319,154	8.27	154,315	4.00	192,894	5.00

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2024. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for an increase of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of March 31, 2024. The following sets forth the Company’s NPV as of March 31, 2024.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+100bp	$338,362	$(31,680)	(8.56)%	9.33%	(0.68)%
PAR	370,042	-	0.00	10.00	0.00
-100bp	399,338	29,296	7.92	10.59	0.58
-200bp	424,415	54,373	14.69	11.03	1.03
-300bp	440,026	69,984	18.91	11.21	1.21

____________

bps-basis point

The table above indicates that at March 31, 2024, in the event of a 100-basis point decrease in interest rates, we would experience an 0.58 percent increase in NPV, as compared to a 0.66 percent increase at December 31, 2023.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There was no change to our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of March 31, 2024, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In the Company’s definitive proxy statement mailed to shareholders in connection with the Company’s 2024 annual meeting of shareholders, which was filed with the SEC on March 15, 2024, the Company inadvertently stated on page 31 of the proxy statement: “If within two years after the occurrence of a change in control of the Company or the Bank, Mr. Chaudhry’s employment is terminated by the Bank (or its successor) without cause or the executive voluntarily terminates for Good Reason (as defined in the agreement), he will receive a lump sum payment equal to two (2) times his annual base salary at the time of a change in control.” Mr. Chaudhry’s payment in that situation under his employment agreement is actually three (3) times his annual base salary at the time of a change in control plus a bonus equal to the highest bonus received over the three years prior to the change in control. That error occurs again on page 34 under “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL,” and in the last two columns of the table on page 35 where its states that Mr. Chaudhry’s payment in the event a qualifying termination of employment would be $700,000. The payment reflected in each such column should be $1,150,000.

Also, in the header to the table on page 24 of the proxy statement under “Base Salary”, the year 2023 should be 2022 and the year 2022 should be 2023.

ITEM 6. EXHIBITS

Exhibit 10.1

Employment Agreement between BCB Bancorp, Inc. and BCB Community Bank and Jawad Chaudhry, dated October 11, 2022 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

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

BCB BANCORP, INC.

Date: May 6, 2024	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)