Form 10-Q
period 2024-06-30
BCB BANCORP INC
filed 2024-08-02
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2024, BCB Bancorp, Inc., had 17,029,354 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Cash and amounts due from depository institutions	$11,146	$16,597
Interest-earning deposits	315,724	262,926
Total cash and cash equivalents	326,870	279,523

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value	85,964	87,769
Equity investments, at fair value	9,001	9,093
Loans held for sale	35,187	1,287
Loans receivable, net of allowance for credit losses
of $35,243 and $33,608, respectively	3,161,925	3,279,708
Federal Home Loan Bank of New York stock, at cost	25,001	24,917
Premises and equipment, net	12,346	13,057
Accrued interest receivable	16,576	16,072
Deferred income taxes, net	17,227	18,213
Goodwill and other intangibles	5,253	5,253
Operating lease right-of-use assets	13,556	12,935
Bank-owned life insurance ("BOLI")	74,752	73,407
Other assets	9,548	10,428
Total Assets	$3,793,941	$3,832,397

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$523,816	$536,264
Interest-bearing deposits	2,411,423	2,442,816
Total deposits	2,935,239	2,979,080
FHLB advances	473,086	472,811
Subordinated debentures	37,624	37,624
Operating lease liability	13,973	13,315
Other liabilities	13,287	15,512
Total Liabilities	3,473,209	3,518,342

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,864 shares Series I 3.0% and Series J 8.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at June 30, 2024 and 2,528 shares of Series I 3.0% and Series J 8.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2023	-	-
Additional paid-in capital preferred stock	28,403	25,043
Common stock: no par value; 40,000,000 shares authorized; issued 20,263,325 and 20,138,294 at June 30, 2024 and December 31, 2023, respectively, outstanding 17,029,354 and 16,904,323, at June 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital common stock	200,162	198,923
Retained earnings	138,309	135,927
Accumulated other comprehensive loss	(7,795)	(7,491)
Treasury stock, at cost, 3,233,971 shares at June 30, 2024 and December 31, 2023	(38,347)	(38,347)
Total Stockholders' Equity	320,732	314,055
Total Liabilities and Stockholders' Equity	$3,793,941	$3,832,397

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2022	2024	2023	2022
Interest and dividend income:
Loans, including fees	$44,036	$42,644	$28,781	$87,758	$81,533	$55,102
Mortgage-backed securities	297	184	47	602	370	206
Other investment securities	1,006	1,070	939	1,981	2,190	1,887
FHLB stock and other interest earning assets	4,106	3,339	694	8,389	5,496	990
Total interest income	49,445	47,237	30,461	98,730	89,589	58,185

Interest expense:
Deposits:
Demand	5,349	4,190	946	10,606	7,344	1,704
Savings and club	152	143	110	318	261	218
Certificates of deposit	14,571	8,474	849	29,554	14,927	1,829
	20,072	12,807	1,905	40,478	22,532	3,751
Borrowings	5,734	7,441	815	11,470	12,597	1,621
Total interest expense	25,806	20,248	2,720	51,948	35,129	5,372

Net interest income	23,639	26,989	27,741	46,782	54,460	52,813
Provision (benefit) for credit losses (1)	2,438	1,350	-	4,526	1,972	(2,575)

Net interest income after provision (benefit) for credit losses	21,201	25,639	27,741	42,256	52,488	55,388

Non-interest (loss) income:
Fees and service charges	1,119	1,442	1,213	2,334	2,540	2,427
BOLI income	671	267	686	1,346	688	1,441
(Loss) gain on sales of loans	(4,851)	-	43	(4,806)	6	108
Realized and unrealized losses on equity investments	(222)	(669)	(2,302)	(92)	(3,896)	(4,987)
Other	49	78	47	93	116	98
Total non-interest (loss) income	(3,234)	1,118	(313)	(1,125)	(546)	(913)

Non-interest expense:
Salaries and employee benefits	6,992	7,711	6,715	13,973	15,329	13,451
Occupancy and equipment	2,529	2,560	2,673	5,173	5,112	5,368
Data processing and communications	1,672	1,795	1,469	3,525	3,460	2,934
Professional fees	604	622	489	1,199	1,188	983
Director fees	254	270	296	531	535	617
Regulatory assessments	953	796	244	2,095	1,332	548
Advertising and promotional	253	350	254	469	628	395
Other real estate owned, net	-	1	4	-	2	5
Other	730	601	912	1,860	974	1,714
Total non-interest expense	13,987	14,706	13,056	28,825	28,560	26,015

Income before income tax provision	3,980	12,051	14,372	12,306	23,382	28,460
Income tax provision	1,163	3,447	4,209	3,623	6,672	8,345

Net Income	$2,817	$8,604	$10,163	$8,683	$16,710	$20,115
Preferred stock dividends	448	174	138	882	347	414
Net Income available to common stockholders	$2,369	$8,430	$10,025	$7,801	$16,363	$19,701

Net Income per common share-basic and diluted
Basic	$0.14	$0.50	$0.59	$0.46	$0.97	$1.16
Diluted	$0.14	$0.50	$0.58	$0.46	$0.96	$1.13

Weighted average number of common shares outstanding
Basic	17,005	16,824	16,997	16,968	16,886	16,989
Diluted	17,005	16,831	17,404	16,968	17,010	17,375

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2023. Prior year periods have not been restated.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2022	2024	2023	2022

Net Income	$2,817	$8,604	$10,163	$8,683	$16,710	$20,115
Other comprehensive loss, net of tax:
Unrealized (losses) gains on available-for-sale debt securities:
Unrealized holding losses arising during the period	(227)	(3,803)	(2,290)	(404)	(3,790)	(5,485)
Tax Effect	56	995	568	100	860	1,360
Other comprehensive loss	(171)	(2,808)	(1,722)	(304)	(2,930)	(4,125)
Comprehensive income	$2,646	$5,796	$8,441	$8,379	$13,780	$15,990

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2024	$-	$-	$223,966	$135,927	$(38,347)	$(7,491)	$314,055
Net income	-	-	-	8,683	-	-	8,683
Other comprehensive loss	-	-	-	-	-	(304)	(304)
Issuance of Series J preferred stock	-	-	3,360	-	-	-	3,360
Stock-based compensation expense	-	-	397	-	-	-	397
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(882)	-	-	(882)
Cash dividends on common stock ($0.32 per share declared)	-	-	-	(5,202)	-	-	(5,202)
Dividend reinvestment plan	-	-	217	(217)	-	-	-
Stock Purchase Plan	-	-	625	-	-	-	625
Balance at June 30, 2024	$-	$-	$228,565	$138,309	$(38,347)	$(7,795)	$320,732

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2024	$-	$-	$227,459	$138,643	$(38,347)	$(7,624)	$320,131
Net income	-	-	-	2,817	-	-	2,817
Other comprehensive loss	-	-	-	-	-	(171)	(171)
Issuance of Series J preferred stock	-	-	670	-	-	-	670
Stock-based compensation expense	-	-	202	-	-	-	202
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(448)	-	-	(448)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,594)	-	-	(2,594)
Dividend reinvestment plan	-	-	109	(109)	-	-	-
Stock Purchase Plan	-	-	125	-	-	-	125
Balance at June 30, 2024	$-	$-	$228,565	$138,309	$(38,347)	$(7,795)	$320,732

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254
Effect of Adopting ASU No. 2016 -13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	16,710	-	-	16,710
Other comprehensive loss	-	-	-	-	-	(2,930)	(2,930)
Exercise of stock options (61,000 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	217	-	-	-	217
Treasury Stock Purchases (266,753 shares)	-	-	-	-	(3,816)	-	(3,816)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(347)	-	-	(347)
Cash dividends on common stock ($0.32 per share declared)	-	-	-	(5,280)	-	-	(5,280)
Dividend reinvestment plan	-	-	195	(195)	-	-	-
Stock Purchase Plan	-	-	527	-	-	-	527
Balance at June 30, 2023	$-	$-	$218,524	$128,867	$(38,347)	$(9,421)	$299,623

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2023	$-	$-	$218,200	$123,121	$(37,090)	$(6,613)	$297,618
Net income	-	-	-	8,604	-	-	8,604
Other comprehensive loss	-	-	-	-	-	(2,808)	(2,808)
Stock-based compensation expense	-	-	111	-	-	-	111
Treasury Stock Purchases (115,000 shares)	-	-	-	-	(1,257)	-	(1,257)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(174)	-	-	(174)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,593)	-	-	(2,593)
Dividend reinvestment plan	-	-	91	(91)	-	-	-
Stock Purchase Plan	-	-	122	-	-	-	122
Balance at June 30, 2023	$-	$-	$218,524	$128,867	$(38,347)	$(9,421)	$299,623

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2022	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024
Net income	-	-	-	20,115	-	-	20,115
Other comprehensive income	-	-	-	-	-	(4,125)	(4,125)
Stock-based compensation expense	-	-	191	-	-	-	191
Treasury stock purchases (43,113 shares)	-	-	-	-	(764)	-	(764)
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5% noncumulative, and series I 3.0% perpetual preferred stock	-	-	-	(450)	-	-	(450)
Redemption of Series D and Series G Preferred Stock			(14,730)	-	-	-	(14,730)
Issuance of Series I Preferred Stock	-	-	2,370		-	-	2,370
Cash dividends on common stock ($0.32 per share declared)	-	-	-	(5,213)	-	-	(5,213)
Dividend reinvestment plan	-	-	230	(230)	-	-	-
Stock purchase plan	-	-	219	-	-	-	219
Balance at June 30, 2022	$-	$-	$211,130	$95,393	$(31,889)	$(2,997)	$271,637

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2022	$-	$-	$220,435	$88,132	$(31,133)	$(1,275)	$276,159
Net income	-	-	-	10,163	-	-	10,163
Other comprehensive income	-	-	-	-	-	(1,722)	(1,722)
Stock-based compensation expense	-	-	96	-	-	-	96
Treasury stock purchases (44,598 shares)	-	-	-	-	(756)	-	(756)
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5% noncumulative, and series I 3.0% perpetual preferred stock	-	-	-	(174)	-	-	(174)
Redemption of Series D and Series I Preferred Stock	-	-	(9,650)		-	-	(9,650)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,612)	-	-	(2,612)
Dividend reinvestment plan	-	-	116	(116)	-	-	-
Stock purchase plan	-	-	133	-	-	-	133
Balance at June 30, 2022	$-	$-	$211,130	$95,393	$(31,889)	$(2,997)	$271,637

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Six Months Ended June 30,
	2024	2023	2022
Cash Flows from Operating Activities:
Net Income	$8,683	$16,710	$20,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	895	964	1,242
Amortization and accretion, net	(856)	(1,080)	(522)
Provision (benefit) for credit losses	4,526	1,972	(2,575)
Deferred income tax expense	1,086	877	736
Loans originated for sale	(2,815)	-	(4,856)
Proceeds from sales of loans	2,799	664	5,911
Loss (gain) on sales of loans	4,806	(6)	(108)
Gain on sale of fixed asset	(4)	-	-
Realized and unrealized loss on equity investments	92	3,896	4,987
Stock-based compensation expense	397	217	191
Increase in cash surrender value of BOLI	(1,346)	(688)	(1,441)
Net change in accrued interest receivable	(504)	(1,929)	(1,132)
Net change in other assets	881	(716)	(1,671)
Net change in accrued interest payable	(803)	2,747	(46)
Net change in other liabilities	(1,422)	895	(1,087)
Net Cash Provided by Operating Activities	16,415	24,523	19,744
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	1,396	5,579	8,118
Purchases of securities	-	(5,453)	(15,488)
Proceeds from sales of securities	-	965	1,232
Proceeds from sales of fixed asset	4	-	-
Proceeds from the sale of portfolio loans	2,014	-	-
Net decrease (increase) in loans receivable	73,726	(271,806)	(311,845)
Proceeds from BOLI	-	-	3,500
Additions to premises and equipment	(184)	(4,017)	(81)
Purchase of Federal Home Loan Bank of New York stock	(84)	(11,554)	(697)
Net Cash Provided by (Used In) Investing Activities	76,872	(286,286)	(315,261)
Cash flows from financing activities:
Net increase in deposits	(43,841)	74,114	93,628
Proceeds from Federal Home Loan Bank of New York Long Term Advances	-	250,000	-
Net change in Federal Home Loan Bank of New York Short Term Advances	-	(10,000)	15,000
Purchases of treasury stock	-	(3,816)	(764)
Cash dividends paid on common stock	(5,202)	(5,280)	(5,213)
Cash dividends paid on preferred stock	(882)	(347)	(450)
Net proceeds from issuance of common stock	625	527	219
Net proceeds from issuance of preferred stock	3,360	-	2,370
Payments for redemption of preferred stock	-	-	(14,730)
Exercise of Stock Options	-	418	-
Net Cash (Used in) Provided by Financing Activities	(45,940)	305,616	90,060
Net Increase (Decrease) in Cash and Cash Equivalents	47,347	43,853	(205,457)
Cash and Cash Equivalents-Beginning	279,523	229,359	411,629
Cash and Cash Equivalents-Ending	$326,870	$273,212	$206,172

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$2,429	$8,522	$9,948
Interest	52,751	32,382	5,419
Transfer of loans receivable to loans held for sale	38,402	-	-

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

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of June 30, 2024, operated at 28 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. Special Asset REO 2 was inactive at June 30, 2024. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023.

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

On April 25, 2024, awards of 30,000 and 20,000 shares of restricted stock were declared for an executive officer of the Bank and the Company, which vest over a 2 and 3-year period, respectively, commencing on the anniversary date of the awards.

On June 30, 2023, an award of 25,252 shares of restricted stock was declared for a director and executive officer of the Bank and the Company, which fully vested on the anniversary of the award date.

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

The following table presents a summary of the status of the Company’s restricted shares as of June 30, 2024 and 2023.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	86,752	$14.98
Granted	50,000	9.44
Vested	(20,625)	15.75
Forfeited	(1,725)	14.92
Non-vested at June 30, 2024	114,402	$12.42

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	48,150	$14.83
Granted	27,000	17.99
Vested	(13,650)	14.60
Forfeited	-	-
Non-vested at June 30, 2023	61,500	$14.83

Restricted stock expense for the six months ended June 30, 2024 and June 30, 2023 was $341,000 and $151,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of June 30, 2024 was approximately $915,000 over a weighted average period of 2.14 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of June 30, 2024.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2024	975,975	$10.55-13.68	$11.89

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	(80,000)	13.32	13.32

Outstanding at June 30, 2024	895,975	$10.55-13.68	$11.76

As of June 30, 2024, stock options which were granted and were exercisable totaled 754,055. It is Company policy to issue new shares upon share option exercise.

Compensation expense for the six months ended June 30, 2024 and June 30, 2023 was $56,000 and $65,000, respectively. Expected future compensation expense relating to the 141,920 shares of unvested options outstanding as of June 30, 2024 was $216,000 over a weighted average period of 2.58 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and six months ended June 30, 2024, 2023 and 2022, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. There were 896,000 and 588,000 outstanding options considered to be anti-dilutive for the three months ended June 30, 2024 and 2023, respectively. There were 888,000 and 6,600 outstanding options considered to be anti-dilutive for the six months ended June 30, 2024 and 2023, respectively. There were no outstanding options considered to be anti-dilutive for the three and six months ended June 30, 2022.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2024			2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$2,369	17,005	$0.14	$8,430	16,824	$0.50	$10,025	16,997	$0.59

Effect of dilutive securities:
Stock options	-	-		-	7		-	407

Diluted earnings per share:
Income available to common stockholders	$2,369	17,005	$0.14	$8,430	16,831	$0.50	$10,025	17,404	$0.58

	For the Six Months Ended June 30,
	2024			2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$7,801	16,968	$0.46	$16,363	16,886	$0.97	$19,701	16,989	$1.16

Effect of dilutive securities:
Stock options	-	-		-	124		-	386

Diluted earnings per share:
Income available to common stockholders	$7,801	16,968	$0.46	$16,363	17,010	$0.96	$19,701	17,375	$1.13

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2024, 2023 and 2022:

	For the three months ended June 30,			For the six months ended June 30,
(In Thousands)	2024	2023	2022	2024	2023	2022
Net losses recognized during the period on equity securities held at the reporting date	$(222)	$(494)	$(2,302)	$(92)	$(3,721)	$(4,928)
Net losses recognized during the period on equity securities sold during the period	-	(175)	-	-	(175)	(59)
Realized and unrealized losses on equity investments during the reporting period	$(222)	$(669)	$(2,302)	$(92)	$(3,896)	$(4,987)

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$520	$-	$19	$501
More than five to ten years	3,679	-	242	3,437
More than ten years	31,984	88	3,306	28,766
Sub-total:	36,183	88	3,567	32,704

Corporate Debt securities:
More than one to five years	8,983	-	445	8,538
More than five to ten years	50,582	-	5,860	44,722
Sub-total:	59,565	-	6,305	53,260

Total securities	$95,748	$88	$9,872	$85,964

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$605	$-	$24	$581
More than five to ten years	4,147	-	230	3,917
More than ten years	32,833	192	2,910	30,115
Sub-total:	37,585	192	3,164	34,613

Corporate Debt securities:
More than one to five years	8,981	-	197	8,784
More than five to ten years	50,583	-	6,211	44,372
Sub-total:	59,564	-	6,408	53,156

Total securities	$97,149	$192	$9,572	$87,769

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30 2024
Residential mortgage-backed securities	$-	$-	$25,980	$3,567	$25,980	$3,567
Corporate Debt securities	-	-	51,960	6,305	51,960	6,305
	$-	$-	$77,940	$9,872	$77,940	$9,872

December 31, 2023
Residential mortgage-backed securities	$5,316	$98	$22,153	$3,066	$27,469	$3,164
Corporate Debt securities	-	-	51,856	6,408	51,856	6,408
	$5,316	$98	$74,009	$9,474	$79,325	$9,572

Note 7 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of June 30, 2024 and December 31, 2023 by segment and class:

	June 30, 2024	December 31, 2023
	(In Thousands)
Residential one-to-four family	$242,706	$248,295
Commercial and multi-family	2,340,385	2,434,115
Construction	173,207	192,816
Commercial business(1)	274,906	269,274
Business express	100,449	102,928
Home equity(2)	66,843	66,331
Consumer	2,053	3,643
	3,200,549	3,317,402

Less:
Deferred loan fees, net	(3,381)	(4,086)
Allowance for credit losses	(35,243)	(33,608)

Total Loans, net	$3,161,925	$3,279,708

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three and six months ended June 30, 2024, and the related portion of the allowances for credit losses that is allocated to each loan class, as of June 30, 2024 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Business Express	Home Equity (2)	Consumer	Total
Allowance for credit losses:
Beginning Balance, April 1, 2024	$2,163	$15,363	$3,237	$7,640	$5,030	$650	$480	$34,563

Charge-offs:	-	-	-	(538)	(794)	-	(446)	(1,778)
Recoveries:	14	-	-	2	4	-	-	20
Provision (benefit):	(138)	(456)	(365)	1,219	2,204	(15)	(11)	2,438
Ending Balance, June 30, 2024	2,039	14,907	2,872	8,323	6,444	635	23	35,243

Ending Balance attributable to loans:
Individually evaluated	-	970	-	3,338	2,025	-	-	6,333
Collectively evaluated	2,039	13,937	2,872	4,985	4,419	635	23	28,910
Ending Balance, June 30, 2024	2,039	14,907	2,872	8,323	6,444	635	23	35,243

Loans Receivables:
Individually evaluated	173	51,089	1,164	6,135	2,025	212	-	60,798
Collectively evaluated	242,533	2,289,296	172,043	268,771	98,424	66,631	2,053	3,139,751
Total Gross Loans:	$242,706	$2,340,385	$173,207	$274,906	$100,449	$66,843	$2,053	$3,200,549

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Business Express	Home Equity (2)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2024	$2,344	$16,301	$3,841	$5,811	$4,542	$691	$78	$33,608

Charge-offs:	-	-	-	(567)	(1,916)	-	(446)	(2,929)
Recoveries:	25	-	-	5	8	-	-	38
Provision (benefit):	(330)	(1,394)	(969)	3,074	3,810	(56)	391	4,526
Ending Balance, June 30, 2024	$2,039	$14,907	$2,872	$8,323	$6,444	$635	$23	$35,243

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three months ended June 30, 2023, and the related portion of the allowances for credit losses that is allocated to each loan class, as of June 30, 2023 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Business Express	Home Equity (2)	Consumer	Total
Allowance for credit losses:
Beginning Balance, April 1, 2023	$2,361	$14,966	$3,850	$5,473	$1,518	$680	$34	$28,882

Charge-offs:	-	-	-	-	(39)	-	-	(39)
Recoveries:	12	-	-	-	-	-	-	12
Provision (benefit):	80	79	240	(94)	1,006	42	(3)	1,350
Ending Balance, June 30, 2023	2,453	15,045	4,090	5,379	2,485	722	31	30,205

Ending Balance attributable to loans:
Individually evaluated	-	-	608	1,898	266	-	-	2,772
Collectively evaluated	2,453	15,045	3,482	3,481	2,219	722	31	27,433
Ending Balance, June 30, 2023	2,453	15,045	4,090	5,379	2,485	722	31	30,205

Loans Receivables:
Individually evaluated	356	17,108	5,604	4,703	266	212	-	28,249
Collectively evaluated	249,989	2,473,775	173,552	267,898	96,081	61,383	3,994	3,326,672
Total Gross Loans:	$250,345	$2,490,883	$179,156	$272,601	$96,347	$61,595	$3,994	$3,354,921

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business (1)	Business Express	Home Equity (2)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance December 31, 2022	2,474	21,749	2,094	4,495	872	485	24	180	32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(7,123)	1,387	1,734	(316)	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,626	$3,481	$6,229	$556	$667	$31	$-	$28,208

Charge-offs:	-	-	-	(1)	(39)	-	-	-	(40)
Recoveries:	24	-	-	25	-	16	-	-	65
Provision (benefit):	(189)	419	609	(874)	1,968	39	-	-	1,972
Ending Balance, June 30, 2023	$2,453	$15,045	$4,090	$5,379	$2,485	$722	$31	$-	$30,205

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

The following table sets forth the amount recorded in loans receivable at December 31, 2023. The table also details the amount of total loans receivable that are evaluated individually and collectively, and the related portion of the allowance for credit losses that is allocated to each loan class (in thousands):

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables present the activity in the allowance for credit losses on off-balance sheet exposures for the three and six months ended June 30, 2023 and 2024 (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Allowance for Credit Losses:
Beginning Balance	$759	$694
Benefit for credit losses	(156)	(91)
Balance at June 30, 2024	$603	$603

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Allowance for Credit Losses:
Beginning Balance	$689	$-
Impact of adopting ASU No. 2016-13 ("CECL") effective January 1, 2023	-	1,266
Benefit for credit losses	(435)	(1,012)
Balance at June 30, 2023	$254	$254

The following table sets forth the delinquency status of total loans receivable as of June 30, 2024:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$4,905	$237	$173	$5,315	$237,391	$242,706	$-
Commercial and multi-family	20,945	797	23,897	45,639	2,294,746	2,340,385	-
Construction	-	-	1,164	1,164	172,043	173,207	577
Commercial business(1)	4,542	1,287	2,273	8,102	266,804	274,906	-
Business express	3,766	3,535	50	7,351	93,098	100,449	-
Home equity(2)	981	81	-	1,062	65,781	66,843	-
Consumer	-	20	-	20	2,033	2,053	-
Total	$35,139	$5,957	$27,557	$68,653	$3,131,896	$3,200,549	$577

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2023:

							Loans Receivable
	30-59 Days	60-90 Days	Greater Than	Total Past		Total Loans	>90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$4,701	$-	$270	$4,971	$243,324	$248,295	$-
Commercial and multi-family	1,853	7,876	6,842	16,571	2,417,544	2,434,115	-
Construction	3,641	-	586	4,227	188,589	192,816	-
Commercial business(1)	2,314	362	1,081	3,757	265,517	269,274	-
Business express	1,922	249	50	2,221	100,707	102,928	-
Home equity(2)	907	-	-	907	65,424	66,331	-
Consumer	-	-	-	-	3,643	3,643	-
Total	$15,338	$8,487	$8,829	$32,654	$3,284,748	$3,317,402	$-

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

The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted for the three and six months ended June 30, 2024.

	For the three Months Ended June 30, 2024
	(In Thousands)
	Number	Payment Delay	Term Extension	Total Principal	% of Total Class of Financing Receivable
Business Express	80	$-	$17,536	$17,536	17.46%

	For the Six Months Ended June 30, 2024
	(In Thousands)
	Number	Payment Delay		Term Extension	Total Principal	% of Total Class of Financing Receivable
Residential one-to-four family	1	$177	$		$177	0.07%
Business Express	80	-		17,536	17,536	17.46
	81	$177		$17,536	$17,713	0.55%

The following table presents loan modifications made during 2024 by payment status as of June 30, 2024.

	For the Six Months Ended June 30, 2024
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Non-accrual	Total
Residential one-to-four family	$-	$-	$-	$177	$177
Business Express	17,333	-	-	203	17,536
	$17,333	$-	$-	$380	$17,713

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts. The loans modified during the six months ended June 30, 2024 were current with payments.

The Company did not have any loans that were both experiencing financial difficulty and modified during the six months ending June 30, 2023.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The tables below set forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at June 30, 2024 and December 31, 2023, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of June 30, 2024 and December 31, 2023, non-accrual loans differed from the amount of total loans past due 90 days due to loans that were previously 90 days past due both of which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of June 30, 2024
	(in Thousands)
	Nonaccrual loans with an Allowance for Credit Losses	Nonaccrual loans without an Allowance for Credit Losses	Total Nonaccrual loans	Amortized Cost of Loans Past due 90 days and Still Accruing
Residential one-to-four family	$-	$350	$350	$-
Commercial and multi-family	2,029	25,767	27,796	-
Construction	-	586	586	577
Commercial business (1)	1,544	1,926	3,470	-
Business express loans	203	-	203	-
Home equity (2)	-	43	43	-
Consumer	-	-	-	-
Total	$3,776	$28,672	$32,448	$577

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

	As of December 31, 2023
	(in Thousands)
	Nonaccrual loans with an Allowance for Credit Losses	Nonaccrual loans without an Allowance for Credit Losses	Total Nonaccrual loans	Amortized Cost of Loans Past due 90 days and Still Accruing
Residential one-to-four family	$-	$270	$270	$-
Commercial and multi-family	2,029	6,655	8,684	-
Construction	2,312	1,980	4,292	-
Commercial business (1)	2,050	2,892	4,942	-
Business express loans	549	-	549	-
Home equity (2)	-	46	46	-
Total	$6,940	$11,843	$18,783	$-

(1) Excludes Business express loans.

(2) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the six months ended June 30, 2024 and the twelve months ended December 31, 2023 would have been approximately $2.8 million and $1.9 million, respectively. Interest income recognized on loans returned to accrual was approximately $1.1 million and $314,000, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on nonaccrual status. At June 30, 2024, there were $577,000 loans more than ninety days past due and still accruing interest. At December 31, 2023 there were no loans more than ninety days past due and still accruing interest.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at June 30, 2024 and gross charge-offs for the six months ended June 30, 2024.

Loans by Year of Origination at June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$2,498	$16,740	$52,329	$38,518	$31,014	$101,257	$-	$-	$242,356
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	173	-	177	-	-	350
Total one-to-four family	$2,498	$16,740	$52,329	$38,691	$31,014	$101,434	$-	$-	$242,706

Commercial and multi-family
Pass	$3,172	$215,327	$763,917	$192,100	$196,930	$784,482	$3,700	$-	$2,159,628
Special Mention	-	9,836	33,988	29,927	15,500	19,622	140	-	109,013
Substandard	-	-	14,799	2,812	3,575	50,558	-	-	71,744
Total Commercial and multi-family	$3,172	$225,163	$812,704	$224,839	$216,005	$854,662	$3,840	$-	$2,340,385

Construction
Pass	$-	$31,766	$69,271	$51,141	$7,948	$-	$5,710	$-	$165,836
Special Mention	-	-	-	3,366	991	1,850	-	-	6,207
Substandard	-	-	-	578	586	-	-	-	1,164
Total Construction	$-	$31,766	$69,271	$55,085	$9,525	$1,850	$5,710	$-	$173,207

Commercial business
Pass	$-	$2,496	282	2,090	$3,958	$35,873	$198,844	$781	$244,324
Special Mention	-	-	-	571	-	3,576	14,899	439	19,485
Substandard	-	-	-	-	-	3,810	5,314	1,973	11,097
Total Commercial business	$-	$2,496	$282	$2,661	$3,958	$43,259	$219,057	$3,193	$274,906

Business express
Pass	$-	$-	$-	$-	$-	$-	$78,602	$17,226	$95,828
Special Mention	-	-	-	-	-	-	2,041	107	2,148
Substandard	-	-	-	-	-	-	2,270	203	2,473
Total Business express	$-	$-	$-	$-	$-	$-	$82,913	$17,536	$100,449

Home equity
Pass	$156	$3,891	$1,435	$528	$738	$6,691	$52,403	$746	$66,588
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	43	-	-	-	-	212	255
Total Home equity	$156	$3,891	$1,478	$528	$738	$6,691	$52,403	$958	$66,843

Consumer
Pass	$302	$1,176	$430	$16	$102	$21	$6	$-	$2,053
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$302	$1,176	$430	$16	$102	$21	$6	$-	$2,053

Total Loans	$6,128	$281,232	$936,494	$321,820	$261,342	$1,007,917	$363,929	$21,687	$3,200,549

Gross charge-offs	$446	$-	$-	$-	$-	$567	$1,916	$-	$2,929

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at December 31, 2023.

Loans by Year of Origination at December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$17,080	$53,623	$38,178	$31,420	$12,067	$93,764	$-	$-	$246,132
Special Mention	-	492	91	-	-	-	-	-	583
Substandard	-	-	1,310	-	-	270	-	-	1,580
Total one-to-four family	$17,080	$54,115	$39,579	$31,420	$12,067	$94,034	$-	$-	$248,295

Commercial and multi-family
Pass	$222,435	$778,076	$224,823	$214,768	$50,755	$824,375	$1,922	$-	$2,317,154
Special Mention	9,908	34,375	-	-	529	4,453	140	-	49,405
Substandard	-	14,931	4,023	3,575	-	45,027	-	-	67,556
Total Commercial and multi-family	$232,343	$827,382	$228,846	$218,343	$51,284	$873,855	$2,062	$-	$2,434,115

Construction
Pass	$21,730	$74,180	$59,564	$21,462	$-	$5,878	$5,710	$-	$188,524
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	1,394	-	586	-	2,312	-	-	4,292
Total Construction	$21,730	$75,574	$59,564	$22,048	$-	$8,190	$5,710	$-	$192,816

Commercial business
Pass	$3,179	$297	$2,967	$4,234	$7,080	$33,675	$201,008	$150	$252,590
Special Mention	-	-	-	-	317	830	4,410	-	5,557
Substandard	-	-	-	-	-	4,703	6,424	-	11,127
Total Commercial business	$3,179	$297	$2,967	$4,234	$7,397	$39,208	$211,842	$150	$269,274

Business express
Pass	$-	$-	$-	$-	$-	$-	$101,531	$-	$101,531
Special Mention	-	-	-	-	-	-	600	-	600
Substandard	-	-	-	-	-	-	797	-	797
Total Business express	$-	$-	$-	$-	$-	$-	$102,928	$-	$102,928

Home equity
Pass	$5,022	$1,487	$553	$769	$1,280	$6,181	$50,111	$553	$65,956
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	46	-	-	-	-	117	212	375
Total Home equity	$5,022	$1,533	$553	$769	$1,280	$6,181	$50,228	$765	$66,331

Consumer
Pass	$1,497	$471	$1,521	$109	$39	$-	$6	$-	$3,643
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$1,497	$471	$1,521	$109	$39	$-	$6	$-	$3,643

Total Loans	$280,851	$959,372	$333,030	$276,923	$72,067	$1,021,468	$372,776	$915	$3,317,402

Gross charge-offs	$-	$-	$-	$-	$-	$-	$805	$-	$805

Note 8 – Stockholders’ Equity

On June 21, 2024, the Company closed a private placement of Series J Noncumulative Perpetual Stock, par value $0.01 per share (the “Series J Preferred Stock”), resulting in gross proceeds of $670,000 for 67 shares.

On March 29,2024, the Company closed a private placement of Series J Noncumulative Perpetual Stock, par value $0.01 per share (the “Series J Preferred Stock”), resulting in gross proceeds of $2,690,000 for 269 shares.

On December 14, 2023, the Company closed a private placement of Series J Noncumulative Perpetual Stock, par value $0.01 per share (the “Series J Preferred Stock”), resulting in gross proceeds of $15,270,000 for 1,527 shares.

On September 14, 2023, the Company redeemed 22 outstanding shares of its Series H 3.5% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $220,000. The company redeemed the remaining 1,101 outstanding shares of its Series H 3.5% Noncumulative Perpetual Preferred Stock during the fourth quarter of 2023, at their face value of $10,000 per share, for a total redemption amount of $11.0 million.

Note 9 – Bank-Owned Life Insurance

BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At June 30, 2024 the Bank had $74.8 million in BOLI. BOLI is recorded at its net realizable value.

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

There was no amortization expense of the core deposit intangibles for the six months ended June 30, 2024. Amortization expense of the core deposit intangibles was $59,000 and $25,000 for the six months ended June 30, 2023 and 2022, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at June 30, 2024 was $0 and $5.2 million, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at June 30, 2023 was $70,000 and $5.2 million, respectively.

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

The Company believes that the fair values of its goodwill was in excess of its carrying amounts and there was no impairment at June 30, 2024.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2024:
Securities
Debt Securities Available for Sale	$85,964	$-	$85,964	$-
Marketable Equities	9,001	9,001	-	-
Total Securities	$94,965	$9,001	$85,964	$-

As of December 31, 2023:
Securities
Debt Securities Available for Sale	$87,769	$-	$87,769	$-
Marketable Equities	9,093	9,093	-	-
Total Securities	$96,862	$9,093	$87,769	$-

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended June 30, 2024 and 2023.

There were no liabilities measured at fair value on a recurring basis at June 30, 2024 or December 31, 2023.

Assets that the Company measured at fair value on a nonrecurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2024
Individually Evaluated Loans	$21,466	$-	$-	$21,466
Loans held for sale	35,187	-	35,187	-

As of December 31, 2023:
Individually Evaluated Loans	$23,585	$-	$-	$23,585

Certain individually evaluated loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Losses on individually evaluated loans for the three months ended June 30, 2024 and the twelve months ended December 31, 2023 were $1.6 million and $1.4 million, respectively.

The fair value of loans held for sale was based on prices received from active buyers. Losses on these loans held for sale for the three and six months ended June 30, 2024 were $4.6 million.

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2024 or December 31, 2023.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2024 and December 31, 2023 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
June 30, 2024:
Individually Evaluated Loans	$21,466	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2023:
Individually Evaluated Loans	$23,585	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023.

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

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded credit losses based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2024 and December 31, 2023 consisted of the loan balances of $27.8 million net of an allowance for credit losses of $6.3 million and $27.8 million net of an allowance for credit losses of $4.2 million, respectively.

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

Note 11 – Fair Values of Financial Instruments (Continued)

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

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$326,870	$326,870	$326,870	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	85,964	85,964	-	85,964	-
Equity investments	9,001	9,001	9,001	-	-
Loans held for sale	35,187	35,187	-	35,187	-
Loans receivable, net	3,161,925	3,027,155	-	-	3,027,155
FHLB of New York stock, at cost	25,001	25,001	-	25,001	-
Accrued interest receivable	16,576	16,576	-	16,576	-

Financial liabilities:
Deposits	2,935,239	2,929,285	2,136,804	792,481	-
Borrowings	473,086	474,207	-	474,207	-
Subordinated debentures	37,624	34,880	-	34,880	-
Accrued interest payable	4,974	4,974	-	4,974	-

	As of December 31, 2023

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$279,523	$279,523	$279,523	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	87,769	87,769	-	87,769	-
Equity investments	9,093	9,093	9,093	-	-
Loans held for sale	1,287	1,287	-	1,287	-
Loans receivable, net	3,279,708	3,112,980	-	-	3,112,980
FHLB of New York stock, at cost	24,917	24,917	-	24,917	-
Accrued interest receivable	16,072	16,072	-	16,072	-

Financial liabilities:
Deposits	2,979,080	2,978,654	2,120,514	858,140	-
Debt	472,811	472,184	-	472,184	-
Subordinated debentures	37,624	39,299	-	39,299	-
Accrued interest payable	5,777	5,777	-	5,777	-

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

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly and had been equal to the three-month LIBOR plus 2.65%. They mature on June 17, 2034.

In accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month CME Term Secured Overnight Financing Rate (“SOFR”) as the applicable successor rate for both the Notes and the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At June 30, 2024, the interest rate for the subordinated debentures and trust preferred securities was 8.308% and 8.251%, respectively.

Note 13 – Lease Obligations

The Company leases 24 of its offices under various operating lease agreements. The leases have remaining terms of one year to 10 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating lease expense	$901	$896	$1,786	$1,832
Variable lease expense-operating leases	$267	$256	$549	$524

	At June 30, 2024	At December 31, 2023
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$13,556	$12,935

Current liabilities	$1,657	$3,094
Operating lease liabilities (noncurrent portion)	13,833	11,526
Imputed interest	(1,517)	(1,305)
Total operating lease liabilities	$13,973	$13,315

The weighted average remaining lease term for operating leases at June 30, 2024 and December 31, 2023 was 5.73 years and 5.77 years, respectively. The weighted average discount rate for operating leases at June 30, 2024 and December 31, 2023 was 3.35 percent and 3.02 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at June 30, 2024 and December 31, 2023 (in thousands):

Maturities of lease liabilities:
	At June 30, 2024	At December 31, 2023
	Operating Leases	Operating Leases
One year or less	$1,657	$3,094
Over one year through three years	5,866	5,132
Over three years through five years	4,391	3,632
Over five years	3,576	2,762
Gross operating lease liabilities	$15,490	$14,620
Imputed interest	(1,517)	(1,305)
Total operating lease liabilities	$13,973	$13,315

Note 14 – Subsequent Events

On July 17, 2024, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on August 2, 2024, with a payment date of August 16, 2024.

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2024, we had $3.794 billion in consolidated assets, $2.935 billion in deposits and $320.7 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2024, the Bank operated at twenty-three branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as four branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At June 30, 2024, the Company considers the allowance for credit losses to be a critical accounting estimate.

See further discussion of this critical accounting estimate in Note 7 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.

Financial Condition

Total assets decreased by $38.5 million, or 1.0 percent, to $3.794 billion at June 30, 2024, from $3.832 billion at December 31, 2023. The decrease in total assets was mainly related to a decrease in loans, offset, somewhat, by an increase in cash and cash equivalents.

Total cash and cash equivalents increased by $47.3 million, or 16.9 percent, to $326.9 million at June 30, 2024, from $279.5 million at December 31, 2023. The increase was primarily cash flows from loan payoffs/paydowns that were not redeployed.

Loans receivable, net, decreased by $117.8 million, or 3.6 percent, to $3.162 billion at June 30, 2024, from $3.280 billion at December 31, 2023. Total loan decreases during the period included decreases of $93.7 million in commercial real estate and multi-family loans and $19.6 million in construction loans due primarily to payoffs/paydowns. 1-4 family residential loans also declined $5.6 million for the same period. Offsetting this was an increase in commercial business loans of $3.2 million. The allowance for credit losses increased $1.6 million to $35.2 million, or 108.6 percent of non-accruing loans and 1.10 percent of gross loans, at June 30, 2024, as compared to an allowance for credit losses of $33.6 million, or 178.9 percent of non-accruing loans and 1.01 percent of gross loans, at December 31, 2023.

Total investment securities decreased by $1.9 million, or 2.0 percent, to $95.0 million at June 30, 2024, from $96.9 million at December 31, 2023, representing unrealized losses, calls, maturities and repayments.

Deposits decreased by $43.8 million, or 1.5 percent, to $2.935 billion at June 30, 2024, from $2.979 billion at December 31, 2023. Interest bearing demand, savings and club accounts, money market accounts and non-interest-bearing accounts declined by $53.0 million, offset by a $9.1 million increase in certificates of deposit.

Debt obligations increased by $275 thousand to $510.7 million at June 30, 2024 from $510.4 million at December 31, 2023. The weighted average interest rate of FHLB advances was 4.21 percent at June 30, 2024 and 4.21 percent at December 31, 2023. The weighted average maturity of FHLB advances as of June 30, 2024 was 1.44 years. The interest rate of the Company’s subordinated debt balances was 8.31 percent at June 30, 2024 and 8.36 percent at December 31, 2023.

Stockholders’ equity increased by $6.7 million, or 2.1 percent, to $320.7 million at June 30, 2024, from $314.1 million at December 31, 2023. The increase was attributable to an increase in the additional paid in capital attributable to its preferred stock of $3.4 million, or 13.4 percent, to $28.4 million at June 30, 2024, and an increase in retained earnings of $2.4 million, or 1.8 percent, to $138.3 million at June 30, 2024 from $135.9 million at December 31, 2023. The increase in its preferred stock paid in capital was due to the issuance of 336 shares of its Series J Noncumulative Perpetual Preferred Stock during the six-month period.

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

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$3,246,612	$44,036	5.43%	$3,315,120	$42,644	5.15%
Investment securities	95,241	1,303	5.47%	100,971	1,254	4.97%
FHLB stock and other interest earnings-assets	297,574	4,106	5.52%	278,746	3,339	4.79%
Total interest-earning assets	3,639,427	49,445	5.43%	3,694,837	47,237	5.11%
Non-interest-earning assets	123,551			125,032
Total assets	$3,762,978			$3,819,869
Interest-bearing liabilities:
Interest-bearing demand accounts	$546,391	$2,279	1.67%	$712,415	$2,209	1.24%
Money market accounts	370,204	3,070	3.32%	331,339	1,981	2.39%
Savings accounts	267,919	152	0.23%	312,201	143	0.18%
Certificates of Deposit	1,202,306	14,571	4.85%	904,766	8,474	3.75%
Total interest-bearing deposits	2,386,820	20,072	3.36%	2,260,721	12,807	2.27%
Borrowed funds	510,634	5,734	4.49%	630,706	7,441	4.72%
Total interest-bearing liabilities	2,897,454	25,806	3.56%	2,891,427	20,248	2.80%
Non-interest-bearing liabilities	545,267			630,928
Total liabilities	3,442,721			3,522,355
Stockholders' equity	320,257			297,514
Total liabilities and stockholders' equity	$3,762,978			$3,819,869
Net interest income		$23,639			$26,989
Net interest rate spread(1)			1.87%			2.31%
Net interest margin(2)			2.60%			2.92%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans which are immaterial to the yield.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$3,273,200	$87,758	5.36%	$3,240,812	$81,533	5.03%
Investment securities	95,747	2,583	5.40%	104,898	2,560	4.88%
FHLB stock and other interest-earning assets	300,433	8,389	5.58%	243,987	5,496	4.51%
Total Interest-earning assets	3,669,380	98,730	5.38%	3,589,697	89,589	4.99%
Non-interest-earning assets	124,477			120,966
Total assets	$3,793,857			$3,710,663
Interest-bearing liabilities:
Interest-bearing demand accounts	$553,290	$4,509	1.63%	$713,098	$3,998	1.12%
Money market accounts	369,650	6,097	3.30%	322,930	3,346	2.07%
Savings accounts	272,825	318	0.23%	317,451	261	0.16%
Certificates of Deposit	1,221,056	29,554	4.84%	876,762	14,927	3.40%
Total interest-bearing deposits	2,416,821	40,478	3.35%	2,230,241	22,532	2.02%
Borrowed funds	510,569	11,470	4.49%	546,528	12,597	4.61%
Total interest-bearing liabilities	2,927,390	51,948	3.55%	2,776,769	35,129	2.53%
Non-interest-bearing liabilities	548,985			638,406
Total liabilities	3,476,375			3,415,175
Stockholders' equity	317,482			295,488
Total liabilities and stockholders' equity	$3,793,857			$3,710,663
Net interest income		$46,782			$54,460
Net interest rate spread(1)			1.83%			2.46%
Net interest margin(2)			2.55%			3.03%

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

Results of Operations Comparison for the Three Months Ended June 30, 2024 and 2023

Net income was $2.8 million for the quarter ended June 30, 2024 and $8.6 million for the quarter ended June 30, 2023. The decline was primarily driven by a $4.9 million loss on the sale of loans in the second quarter of 2024 and lower net interest income, which decreased $3.4 million in the second quarter of 2024 as compared with the second quarter of 2023. The Bank agreed to sell a pool of its commercial real estate and multifamily loans with a total balance of $38.4 million as of June 30, 2024 that resulted in a pre-tax loss of $4.6 million as the loans were moved to held for sale from the held for investment category. Management received a price for these loans that it deemed attractive, as the loans carried lower coupons. The sale proceeds will be used to originate loans with higher coupons and to also pay down higher cost funding. Additionally, during the second quarter, the Bank sold a non-performing loan that resulted in a pre-tax loss of $288 thousand. This was offset, somewhat, by a lower tax provision of $2.3 million and a decrease in non-interest expense of $719 thousand.

Net interest income decreased by $3.4 million, or 12.4 percent, to $23.6 million for the second quarter of 2024, from $27.0 million for the second quarter of 2023. The decrease in net interest income resulted from higher interest expense which was partially offset by higher interest income.

Interest income increased by $2.2 million, or 4.7 percent, to $49.4 million for the second quarter of 2024 from $47.2 million for the second quarter of 2023. Although, the average balance of interest-earning assets decreased $55.4 million, or 1.5 percent, to $3.639 billion for the second quarter of 2024 from $3.695 billion for the second quarter of 2023, the average yield increased 32 basis points to 5.43 percent for the second quarter of 2024 from 5.11 percent for the second quarter of 2023.

Interest expense increased by $5.6 million to $25.8 million for the second quarter of 2024 from $20.2 million for the second quarter of 2023. The increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 76 basis points to 3.56 percent for the second quarter of 2024 from 2.80 percent for the second quarter of 2023, while the average balance of interest-bearing liabilities increased by $6.03 million to $2.897 billion for the second quarter of 2024 from $2.891 billion for the second quarter of 2023. The increase in the average rate primarily resulted from the higher interest rate environment in the three months ended June 30, 2024 compared to the same period in 2023.

The net interest margin was 2.60 percent for the second quarter of 2024 compared to 2.92 percent for the second quarter of 2023. The decrease in the net interest margin compared to the second quarter of 2023 was the result of the increase in the cost of interest-bearing liabilities partially offset by the increase in the yield on interest-earning assets.

During the second quarter of 2024, the Company recognized $1.8 million in net charge-offs compared to $27 thousand in net charge offs for the second quarter of 2023. A majority of the charge-offs were commercial business and business express loans. Within the commercial loan portfolio, management has seen an uptick in charge-offs of business express loans, that are now reported as a separate segment. The Bank had non-accrual loans totaling $32.4 million, or 1.01 percent of gross loans, at June 30, 2024 as compared to $18.8 million, or 0.57 percent of gross loans, at December 31, 2023. The allowance for credit losses on loans was $35.2 million, or 1.10 percent of gross loans, at June 30, 2024, and $33.6 million, or 1.01 percent of gross loans, at December 31, 2023. The provision for credit losses was $2.4 million for the second quarter of 2024 compared to $1.4 million for the second quarter of 2023. Management continues to actively monitor the performance of its business express loans and has ensured that adequate reserves are maintained against these loans. The uptick in loss experience in the business express loans primarily resulted in an increased loan loss provisioning expense and an increase in the loan loss reserves. Management believes that the allowance for credit losses on loans was adequate at June 30, 2024 and December 31, 2023.

Non-interest income decreased by $4.4 million to a net loss of $3.2 million for the second quarter of 2024 from a net gain of $1.1 million in the second quarter of 2023. The decrease in total non-interest income was mainly related to the aforementioned $4.9 million loss on the sale of loans.

Non-interest expense decreased by $719 thousand, or 4.9 percent, to $14.0 million for the second quarter of 2024 from $14.7 million for the second quarter of 2023. The decrease in these expenses for the second quarter of 2024 was primarily driven by a lesser amount of salaries and employee benefits expense, which declined $719 thousand.

The income tax provision decreased by $2.3 million, or 66.3 percent, to $1.2 million for the second quarter of 2024 from $3.4 million for the second quarter of 2023. The consolidated effective tax rate was 29.2 percent for the second quarter of 2024 compared to 28.6 percent for the second quarter of 2023.

Results of Operations Comparison for Six Months Ended June 30, 2024 and 2023

Net income decreased by $8.0 million, or 48.0 percent, to $8.7 million for the first six months of 2024 from $16.7 million for the first six months of 2023. The decrease in net income was driven, primarily, by lower net interest income of $7.7 million, or 14.1 percent.

Net interest income decreased by $7.7 million, or 14.1 percent, to $46.8 million for the first six months of 2024 from $54.5 million for the first six months of 2023. The decrease in net interest income resulted from an increase in interest expense of $16.8 million, partly offset by an increase in interest income of $9.1 million.

Interest income increased by $9.1 million, or 10.2 percent, to $98.7 million for the first six months of 2024, from $89.6 million for the first six months of 2023. The average balance of interest-earning assets increased $79.7 million, or 2.2 percent, to $3.669 billion for the first six months of 2024, from $3.590 billion for the first six months of 2023, while the average yield increased 39 basis points to 5.38 percent from 4.99 percent for the same comparable period. The increase in the average balance of interest-earning assets mainly related to an increase in the Company’s level of average interest- bearing bank balances and loans receivable for the first six months of 2024, as compared to the same period in 2023.

Interest expense increased by $16.8 million, or 47.9 percent, to $51.9 million for 2024, from $35.1 million for 2023. This increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 102 basis points to 3.55 percent for the first six months of 2024, from 2.53 percent for the first six months of 2023, and an increase in the average balance of interest-bearing liabilities of $150.6 million, or 5.4 percent, to $2.927 billion from $2.777 billion over the same period. The increase in the average cost of funds primarily resulted from the higher interest rate environment in the first six months of 2024 compared to the same period in 2023.

Net interest margin was 2.55 percent for the first six months of 2024, compared to 3.03 percent for the first six months of 2023. The decrease in the net interest margin compared to the prior period was the result of an increase in the cost of the Bank’s interest-bearing liabilities.

During the first six months of 2024, the Company experienced $2.9 million in net charge offs compared to $25 thousand in net recoveries for the same period in 2023. The provision for credit losses was $4.5 million for the first six months of 2024 compared to $2.0 million for the same period in 2023.

Non-interest income decreased by $579 thousand to a loss of $1.1 million for the first six months of 2024 from a loss of $546 thousand for the first six months of 2023. Losses on sale of loans increased $4.8 million which was partially offset by an increase in realized and unrealized gains and losses on equity securities of $3.8 million, and an increase in BOLI income of $658 thousand. The realized and unrealized gains or losses on equity investments are based on market conditions.

Non-interest expense increased by $265 thousand, or 0.9 percent, to $28.8 million for the first six months of 2024 from $28.6 million for the same period in 2023. The increase in operating expenses for 2024 was driven primarily by increases in the off-balance sheet reserves and regulatory assessments of $921 thousand and $763 thousand, respectively. This was partially offset by the Bank recording $1.4 million less in salaries and employee benefits.

The income tax provision decreased by $3.0 million or 45.7 percent, to $3.6 million for the first six months of 2024 from $6.7 million for the same period in 2023. The decrease in the income tax provision was a result of the lower taxable income for the six months ended June 30, 2024 compared to the same period in 2023. The consolidated effective tax rate was 29.4 percent for the first six months of 2024 compared to 28.5 percent for the first six months of 2023.

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

At June 30, 2024 and December 31, 2023, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $510.7 million at June 30, 2024 as compared to $510.4 million at December 31, 2023.

At June 30, 2024, the Company had the ability to obtain additional funding from the FHLB of $220.1 million and $480.6 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $1.210 billion at June 30, 2024. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of June 30, 2024 and a significant amount of available borrowing capacity with FHLB and Federal Reserve Bank Discount Window.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $33.5 million at June 30, 2024. The subordinated debentures have a ten-year term and bore an interest at a fixed annual rate of 5.625% for the first five years of the term. Beginning August 1, 2023, the interest rate adjusted to a floating rate based on the CME Term Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, as adjusted by the spread adjustment of 0.26161 percent, plus 2.72% until redemption or maturity. The rates paid as of June 30, 2024 and 2023 were 8.308% and 5.625%, respectively. The Notes are scheduled to mature on August 1, 2028.

The Company also has $4.1 million of mandatory redeemable Trust Preferred securities outstanding. Effective September 18, 2023, the interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month CME Term SOFR, as adjusted by the spread adjustment of 0.26161 percent, plus 2.650%. Prior to September 18, 2023 the rate was based on the three-month LIBOR. The rate paid as of June 30, 2024 and 2023 was 8.251% and 8.160%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

At June 30, 2024 and December 31, 2023, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of June 30, 2024:
Bank
Community Bank Leverage Ratio	$358,575	9.52%	$301,174	8.00%	$338,821	9.00%

As of December 31, 2023:
Bank
Community Bank Leverage Ratio	$350,749	9.09%	$308,608	8.00%	$347,184	9.00%

The following table sets forth the regulatory capital ratios for the Company as well as the regulatory requirements for June 30, 2024 and December 31, 2023.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Federal Reserve Board Regulations
	Dollars in Thousands
As of June 30, 2024:
Bancorp
Total Capital (to Risk-Weighted Assets)	$388,274	11.77%	$263,908	8.00%	$329,884	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	326,231	9.89	197,916	6.00	197,916	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	293,704	8.90	148,502	4.50	-	-
Tier 1 Capital (to adjust total assets)	326,231	8.67	150,570	4.00	-	-

As of December 31, 2023:
Bancorp
Total Capital (To Risk-Weighted Assets)	$379,562	11.14%	$272,564	8.00%	$340,705	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	319,154	9.37	204,422	6.00	204,422	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	289,987	8.51	153,317	4.50	-	-
Tier 1 Capital (to adjusted total assets)	319,154	8.27	154,315	4.00	-	-

For the Company to be “well capitalized” under Federal Reserve definitions for bank holding companies, the Company is only required to have a Tier 1 Capital to Risk Weighted Assets ratio of at least 6.00% and a Total Capital to Risk Weighted Assets ratio of at least 10.00%.

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2024. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for an increase of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of June 30, 2024. The following sets forth the Company’s NPV as of June 30, 2024.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+100bp	$353,848	$(30,519)	(7.84)%	9.99%	(0.65)%
PAR	389,367	-	0.00	10.64	0.00
-100bp	420,020	30,853	7.92	11.26	0.62
-200bp	435,823	46,456	11.93	11.48	0.84
-300bp	447,203	57,836	14.85	11.57	0.93

____________

bps-basis point

The table above indicates that at June 30, 2024, in the event of a 100-basis point decrease in interest rates, we would experience an 0.62 percent increase in NPV, as compared to a 0.66 percent increase at December 31, 2023.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of June 30, 2024, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

Not applicable.

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

BCB BANCORP, INC.

Date: August 2, 2024	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2024	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)