Form 10-Q
period 2024-09-30
BCB BANCORP INC
filed 2024-11-01
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2024, BCB Bancorp, Inc., had 17,047,974 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Cash and amounts due from depository institutions	$12,617	$16,597
Interest-earning deposits	230,506	262,926
Total cash and cash equivalents	243,123	279,523

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value	98,169	87,769
Equity investments, at fair value	10,133	9,093
Loans held for sale	250	1,287
Loans receivable, net of allowance for credit losses
of $34,693 and $33,608, respectively	3,087,914	3,279,708
Federal Home Loan Bank of New York stock, at cost	24,732	24,917
Premises and equipment, net	12,008	13,057
Accrued interest receivable	16,496	16,072
Deferred income taxes, net	17,370	18,213
Goodwill and other intangibles	5,253	5,253
Operating lease right-of-use assets	13,438	12,935
Bank-owned life insurance ("BOLI")	75,404	73,407
Other assets	8,745	10,428
Total Assets	$3,613,770	$3,832,397

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$528,089	$536,264
Interest-bearing deposits	2,196,491	2,442,816
Total deposits	2,724,580	2,979,080
FHLB advances	466,424	472,811
Subordinated debentures	67,042	37,624
Operating lease liability	13,878	13,315
Other liabilities	13,733	15,512
Total Liabilities	3,285,657	3,518,342

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 3000 shares Series I 3.0% and Series J 8.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at September 30, 2024 and 2,528 shares of Series I 3.0% and Series J 8.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2023	-	-
Additional paid-in capital preferred stock	29,763	25,043
Common stock: no par value; 40,000,000 shares authorized; issued 20,281,945 and 20,138,294 at September 30, 2024 and December 31, 2023, respectively, outstanding 17,047,974 and 16,904,323, at September 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital common stock	200,605	198,923
Retained earnings	141,770	135,927
Accumulated other comprehensive loss	(5,678)	(7,491)
Treasury stock, at cost, 3,233,971 shares at September 30, 2024 and December 31, 2023	(38,347)	(38,347)
Total Stockholders' Equity	328,113	314,055
Total Liabilities and Stockholders' Equity	$3,613,770	$3,832,397

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2022	2024	2023	2022
Interest and dividend income:
Loans, including fees	$42,857	$44,133	$32,302	$130,615	$125,666	$87,404
Mortgage-backed securities	303	217	173	905	587	379
Other investment securities	994	1,045	1,103	2,975	3,235	2,990
FHLB stock and other interest earning assets	4,472	3,672	822	12,861	9,168	1,812
Total interest income	48,626	49,067	34,400	147,356	138,656	92,585

Interest expense:
Deposits:
Demand	5,686	4,556	1,169	16,292	11,900	2,873
Savings and club	146	182	113	464	443	331
Certificates of deposit	13,670	10,922	1,087	43,224	25,849	2,916
	19,502	15,660	2,369	59,980	38,192	6,120
Borrowings	6,079	7,727	1,080	17,549	20,324	2,701
Total interest expense	25,581	23,387	3,449	77,529	58,516	8,821

Net interest income	23,045	25,680	30,951	69,827	80,140	83,764
Provision (benefit) for credit losses (1)	2,890	2,205	-	7,416	4,177	(2,575)

Net interest income after provision (benefit) for credit losses	20,155	23,475	30,951	62,411	75,963	86,339

Non-interest income:
Fees and service charges	1,196	1,349	1,251	3,530	3,889	3,678
BOLI income	652	466	646	1,998	1,154	2,087
Gain (loss) gain on sales of loans	35	19	18	(4,771)	25	126
Realized and unrealized gain (loss) on equity investments	1,132	(494)	(559)	1,040	(4,390)	(5,546)
Other	112	66	90	205	182	188
Total non-interest income	3,127	1,406	1,446	2,002	860	533

Non-interest expense:
Salaries and employee benefits	7,139	7,524	6,944	21,112	22,853	20,395
Occupancy and equipment	2,591	2,622	2,608	7,764	7,734	7,976
Data processing and communications	1,681	1,787	1,520	5,206	5,247	4,454
Professional fees	618	560	614	1,817	1,748	1,597
Director fees	351	274	375	882	809	992
Regulatory assessments	666	1,111	264	2,761	2,443	812
Advertising and promotional	182	317	286	651	945	681
Other real estate owned, net	-	1	1	-	3	6
Other	701	1,267	841	2,561	2,241	2,555
Total non-interest expense	13,929	15,463	13,453	42,754	44,023	39,468

Income before income tax provision	9,353	9,418	18,944	21,659	32,800	47,404
Income tax provision	2,685	2,707	5,552	6,308	9,379	13,897

Net Income	$6,668	$6,711	$13,392	$15,351	$23,421	$33,507
Preferred stock dividends	475	173	174	1,357	520	624
Net Income available to common stockholders	$6,193	$6,538	$13,218	$13,994	$22,901	$32,883

Net Income per common share-basic and diluted
Basic	$0.36	$0.39	$0.78	$0.82	$1.36	$1.94
Diluted	$0.36	$0.39	$0.76	$0.82	$1.35	$1.89

Weighted average number of common shares outstanding
Basic	17,039	16,830	16,982	16,991	16,868	16,986
Diluted	17,064	16,854	17,356	16,992	16,951	17,369

See accompanying notes to unaudited consolidated financial statements.

(1) The Company adopted ASU 2016-13 as of January 1, 2023. Prior year periods have not been restated.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2022	2024	2023	2022

Net Income	$6,668	$6,711	$13,392	$15,351	$23,421	$33,507
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Unrealized holding income gain (loss) arising during the period	2,809	(414)	(4,191)	2,405	(4,204)	(9,675)
Tax Effect	(692)	209	1,039	(592)	1,069	2,398
Other comprehensive income/(loss)	2,117	(205)	(3,152)	1,813	(3,135)	(7,277)
Comprehensive income	$8,785	$6,506	$10,240	$17,164	$20,286	$26,230

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2024	$-	$-	$223,966	$135,927	$(38,347)	$(7,491)	$314,055
Net income	-	-	-	15,351	-	-	15,351
Other comprehensive income	-	-	-	-	-	1,813	1,813
Issuance of Series J preferred stock	-	-	4,720	-	-	-	4,720
Stock-based compensation expense	-	-	626	-	-	-	626
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(1,357)	-	-	(1,357)
Cash dividends on common stock ($0.48 per share declared)	-	-	-	(7,820)	-	-	(7,820)
Dividend reinvestment plan	-	-	331	(331)	-	-	-
Stock Purchase Plan	-	-	725	-	-	-	725
Balance at September 30, 2024	$-	$-	$230,368	$141,770	$(38,347)	$(5,678)	$328,113

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2024	$-	$-	$228,565	$138,309	$(38,347)	$(7,795)	$320,732
Net income	-	-	-	6,668	-	-	6,668
Other comprehensive income	-	-	-	-	-	2,117	2,117
Issuance of Series J preferred stock	-	-	1,360	-	-	-	1,360
Stock-based compensation expense	-	-	229	-	-	-	229
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(475)	-	-	(475)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,618)	-	-	(2,618)
Dividend reinvestment plan	-	-	114	(114)	-	-	-
Stock Purchase Plan	-	-	100	-	-	-	100
Balance at September 30, 2024	$-	$-	$230,368	$141,770	$(38,347)	$(5,678)	$328,113

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254
Effect of Adopting ASU No. 2016 -13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	23,421	-	-	23,421
Other comprehensive loss	-	-	-	-	-	(3,135)	(3,135)
Exercise of stock options (61,000 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	402	-	-	-	402
Treasury Stock Purchases (266,753 shares)	-	-	-	-	(3,816)	-	(3,816)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(520)	-	-	(520)
Redemption of Series H Preferred Stock	-	-	(220)	-	-	-	(220)
Cash dividends on common stock ($0.48 per share declared)	-	-	-	(7,864)	-	-	(7,864)
Dividend reinvestment plan	-	-	287	(287)	-	-	-
Stock Purchase Plan	-	-	826	-	-	-	826
Balance at September 30, 2023	$-	$-	$218,880	$132,729	$(38,347)	$(9,626)	$303,636

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2023	$-	$-	$218,524	$128,867	$(38,347)	$(9,421)	$299,623
Net income	-	-	-	6,711	-	-	6,711
Other comprehensive loss	-	-	-	-	-	(205)	(205)
Stock-based compensation expense	-	-	185	-	-	-	185
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(173)	-	-	(173)
Redemption of Series H Preferred Stock	-	-	(220)	-	-	-	(220)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,584)	-	-	(2,584)
Dividend reinvestment plan	-	-	92	(92)	-	-	-
Stock Purchase Plan	-	-	299	-	-	-	299
Balance at September 30, 2023	$-	$-	$218,880	$132,729	$(38,347)	$(9,626)	$303,636

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2022	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024
Net income	-	-	-	33,507	-	-	33,507
Other comprehensive loss	-	-	-	-	-	(7,277)	(7,277)
Stock-based compensation expense	-	-	458	-	-	-	458
Exercise of stock options (111,950 shares)	-	-	3	-	-	-	3
Treasury stock purchases (71,513 shares)	-	-	-	-	(1,998)	-	(1,998)
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5%, and series I 3.0% noncumulative perpetual preferred stock	-	-	-	(624)	-	-	(624)
Redemption of Series D and Series G Preferred Stock			(14,730)	-	-	-	(14,730)
Issuance of Series I Preferred Stock	-	-	6,809		-	-	6,809
Cash dividends on common stock ($0.48 per share declared)	-	-	-	(7,809)	-	-	(7,809)
Dividend reinvestment plan	-	-	351	(351)	-	-	-
Stock Purchase Plan	-	-	319	-	-	-	319
Balance at September 30, 2022	$-	$-	$216,060	$105,894	$(33,123)	$(6,149)	$282,682

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2022	$-	$-	$211,130	$95,393	$(31,889)	$(2,997)	$271,637
Net income	-	-	-	13,392	-	-	13,392
Other comprehensive income	-	-	-	-	-	(3,152)	(3,152)
Stock-based compensation expense	-	-	267	-	-	-	267
Exercise of stock options (111,750 shares)	-	-	3	-	-	-	3
Treasury stock purchases (116,626 shares)	-	-	-	-	(1,234)	-	(1,234)
Dividends payable on Series H 3.5%, and series I 3.0% noncumulative perpetual preferred stock	-	-	-	(174)	-	-	(174)
Issuance of Series I preferred Stock	-	-	4,439		-	-	4,439
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,596)	-	-	(2,596)
Dividend reinvestment plan	-	-	121	(121)	-	-	-
Stock Purchase Plan	-	-	100	-	-	-	100
Balance at September 30, 2022	$-	$-	$216,060	$105,894	$(33,123)	$(6,149)	$282,682

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2024	2023	2022
Cash Flows from Operating Activities:
Net Income	$15,351	$23,421	$33,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,322	1,480	1,735
Amortization and accretion, net	(1,191)	(1,835)	(1,005)
Provision (benefit) for credit losses	7,416	4,177	(2,575)
Deferred income tax expense (benefit)	251	782	(505)
Loans originated for sale	(4,035)	(1,528)	(5,733)
Proceeds from sales of loans	38,991	1,739	6,811
Loss (gain) on sales of loans	4,771	(25)	(126)
Gain on sale of fixed asset	(4)	-	-
Realized and unrealized (gain) loss on equity investments	(1,040)	4,390	5,546
Stock-based compensation expense	626	402	458
Increase in cash surrender value of BOLI	(1,998)	(1,154)	(2,087)
Net change in accrued interest receivable	(424)	(2,720)	(1,910)
Net change in other assets	1,684	(246)	700
Net change in accrued interest payable	(1,283)	2,662	(214)
Net change in other liabilities	(496)	2,946	(1,841)
Net Cash Provided by Operating Activities	59,941	34,491	32,761
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	2,343	13,653	9,310
Purchases of securities	(10,349)	(12,498)	(26,968)
Proceeds from sales of securities	-	5,024	1,232
Proceeds from sales of fixed asset	4	-	-
Proceeds from the sale of portfolio loans	2,014	-	-
Net decrease (increase) in loans receivable	145,368	(239,035)	(477,429)
Proceeds from BOLI	-	-	3,500
Additions to premises and equipment	(273)	(4,335)	(221)
Purchase (redemption) of Federal Home Loan Bank of New York stock	185	(11,516)	(6,304)
Net Cash Provided by (Used In) Investing Activities	139,292	(248,707)	(496,880)
Cash flows from financing activities:
Net (decrease) increase in deposits	(254,500)	7,949	151,544
Proceeds from Federal Home Loan Bank of New York Long Term Advances	-	400,000	-
Repayments of Federal Home Loan Bank of New York Advances	(6,800)	-	-
Net change in Federal Home Loan Bank of New York Short Term Advances	-	(160,000)	140,000
Purchases of treasury stock	-	(3,816)	(1,998)
Cash dividends paid on common stock	(7,820)	(7,864)	(7,809)
Cash dividends paid on preferred stock	(1,357)	(520)	(624)
Net proceeds from issuance of common stock	725	826	319
Net proceeds from issuance of preferred stock	4,720	-	6,809
Payments for redemption of preferred stock	-	(220)	(14,730)
Net proceeds from issuance of subordinated debt	38,799	-	-
Net payment from redemption of subordinated debt	(9,400)	-	-
Exercise of stock options	-	418	3
Net Cash (Used in) Provided by Financing Activities	(235,633)	236,773	273,514
Net (Decrease) Increase in Cash and Cash Equivalents	(36,400)	22,557	(190,605)
Cash and Cash Equivalents-Beginning	279,523	229,359	411,629
Cash and Cash Equivalents-Ending	$243,123	$251,916	$221,024

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,429	$12,322	$13,615
Interest	78,812	55,853	9,036
Transfer of loans receivable to loans held for sale	38,402	-	-

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

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of September 30, 2024, operated at 27 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. Special Asset REO 2 was inactive at September 30, 2024. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023.

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

Note 2 - Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In March 2022, FASB issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 on January 1, 2023. The adoption of this standard did not have a material effect on the Company's financial statements.

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

Note 2 – Recent Accounting Pronouncements (continued)

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 7 – Loans Receivable and Allowance for Credit Losses.

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

Note 4 – Equity Incentive Plans (Continued)

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

The following table presents a summary of the status of the Company’s restricted shares as of September 30, 2024 and 2023.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	86,752	$14.98
Granted	50,000	9.44
Vested	(50,227)	13.85
Forfeited	(1,725)	14.92
Non-vested at September 30, 2024	84,800	$12.38

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	48,150	$14.83
Granted	52,252	15.01
Vested	(13,650)	14.60
Forfeited	-	-
Non-vested at September 30, 2023	86,752	$14.98

Restricted stock expense for the nine months ended September 30, 2024 and September 30, 2023 was $519,000 and $303,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of September 30, 2024 was approximately $747,000 over a weighted average period of 1.93 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of September 30, 2024.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2024	975,975	$10.55-13.68	$11.89

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	(80,000)	13.32	13.32

Outstanding at September 30, 2024	895,975	$10.55-13.68	$11.76

As of September 30, 2024, stock options which were granted and were exercisable totaled 795,955. It is Company policy to issue new shares upon share option exercise.

Compensation expense for the nine months ended September 30, 2024 and September 30, 2023 was $107,000 and $99,000, respectively. Expected future compensation expense relating to the 100,020 shares of unvested options outstanding as of September 30, 2024 was $170,000 over a weighted average period of 2.35 years.

Note 5 – Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2024, 2023 and 2022, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. There were 434,000 and 518,000 outstanding options considered to be anti-dilutive for the three months ended September 30, 2024 and 2023, respectively. There were 807,000 and 137,000 outstanding options considered to be anti-dilutive for the nine months ended September 30, 2024 and 2023, respectively. There were no outstanding options considered to be anti-dilutive for the three and nine months ended September 30, 2022.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2024			2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$6,193	17,039	$0.36	$6,538	16,830	$0.39	$13,218	16,982	$0.78

Effect of dilutive securities:
Stock options	-	25		-	24		-	374

Diluted earnings per share:
Income available to common stockholders	$6,193	17,064	$0.36	$6,538	16,854	$0.39	$13,218	17,356	$0.76

	For the Nine Months Ended September 30,
	2024			2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$13,994	16,991	$0.82	$22,901	16,868	$1.36	$32,883	16,986	$1.94

Effect of dilutive securities:
Stock options	-	1		-	83		-	383

Diluted earnings per share:
Income available to common stockholders	$13,994	16,992	$0.82	$22,901	16,951	$1.35	$32,883	17,369	$1.89

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2024, 2023 and 2022:

	For the three months ended September 30,			For the nine months ended September 30,
(In Thousands)	2024	2023	2022	2024	2023	2022
Net gains (losses) recognized during the period on equity securities held at the reporting date	$1,132	$(436)	$(559)	$1,040	$(4,157)	$(5,487)
Net losses recognized during the period on equity securities sold during the period	-	(58)	-	-	(233)	(59)
Realized and unrealized gains (losses) on equity investments during the reporting period	$1,132	$(494)	$(559)	$1,040	$(4,390)	$(5,546)

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$481	$-	$10	$471
More than five to ten years	3,451	-	146	3,305
More than ten years	41,648	246	2,265	39,629
Sub-total:	45,580	246	2,421	43,405

Corporate Debt securities:
More than one to five years	8,984	-	388	8,596
More than five to ten years	50,581	40	4,453	46,168
Sub-total:	59,565	40	4,841	54,764

Total securities	$105,145	$286	$7,262	$98,169

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$605	$-	$24	$581
More than five to ten years	4,147	-	230	3,917
More than ten years	32,833	192	2,910	30,115
Sub-total:	37,585	192	3,164	34,613

Corporate Debt securities:
More than one to five years	8,981	-	197	8,784
More than five to ten years	50,583	-	6,211	44,372
Sub-total:	59,564	-	6,408	53,156

Total securities	$97,149	$192	$9,572	$87,769

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30 2024
Residential mortgage-backed securities	$-	$-	$26,375	$2,421	$26,375	$2,421
Corporate Debt securities	-	-	50,420	4,841	50,420	4,841
	$-	$-	$76,795	$7,262	$76,795	$7,262

December 31, 2023
Residential mortgage-backed securities	$5,316	$98	$22,153	$3,066	$27,469	$3,164
Corporate Debt securities	-	-	51,856	6,408	51,856	6,408
	$5,316	$98	$74,009	$9,474	$79,325	$9,572

Note 7 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of September 30, 2024 and December 31, 2023 by segment and class:

	September 30, 2024	December 31, 2023
	(In Thousands)
Residential one-to-four family	$241,050	$248,295
Commercial and multi-family	2,296,886	2,434,115
Construction	146,471	192,816
Commercial business	272,408	269,274
Business express	98,957	102,928
Home equity (1)	67,566	66,331
Consumer	2,309	3,643
	3,125,647	3,317,402

Less:
Deferred loan fees, net	(3,040)	(4,086)
Allowance for credit losses	(34,693)	(33,608)

Total Loans, net	$3,087,914	$3,279,708

(1) Includes home equity lines of credit.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three and nine months ended September 30, 2024, and the related portion of the allowance for credit losses that is allocated to each loan class, as of September 30, 2024 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business	Business Express	Home Equity (1)	Consumer	Total
Allowance for credit losses:
Beginning Balance, July 1, 2024	$2,039	$14,907	$2,872	$8,323	$6,444	$635	$23	$35,243

Charge-offs:	-	-	-	-	(3,471)	-	-	(3,471)
Recoveries:	8	-	-	22	1	-	-	31
Provision (benefit):	30	(1,371)	(496)	531	4,168	10	18	2,890
Ending Balance, September 30, 2024	2,077	13,536	2,376	8,876	7,142	645	41	34,693

Ending Balance attributable to loans:
Individually evaluated	-	971	-	2,025	3,052	-	20	6,068
Collectively evaluated	2,077	12,565	2,376	6,851	4,090	645	21	28,625
Ending Balance, September 30, 2024	2,077	13,536	2,376	8,876	7,142	645	41	34,693

Loans Receivables:
Individually evaluated	235	56,869	586	4,993	3,052	293	20	66,048
Collectively evaluated	240,815	2,240,017	145,885	267,415	95,905	67,273	2,289	3,059,599
Total Gross Loans:	$241,050	$2,296,886	$146,471	$272,408	$98,957	$67,566	$2,309	$3,125,647

(1) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business	Business Express	Home Equity (1)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2024	$2,344	$16,301	$3,841	$5,811	$4,542	$691	$78	$33,608

Charge-offs:	-	-	-	(567)	(5,387)	-	(446)	(6,400)
Recoveries:	33	-	-	27	9	-	-	69
Provision (benefit):	(300)	(2,765)	(1,465)	3,605	7,978	(46)	409	7,416
Ending Balance, September 30, 2024	$2,077	$13,536	$2,376	$8,876	$7,142	$645	$41	$34,693

(1) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three and nine months ended September 30, 2023, and the related portion of the allowance for credit losses that is allocated to each loan class, as of September 30, 2023 (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business	Business Express	Home Equity (1)	Consumer	Total
Allowance for credit losses:
Beginning Balance, July 1, 2023	$2,453	$15,045	$4,090	$5,379	$2,485	$722	$31	$30,205

Charge-offs:	-	-	-	-	(515)	-	-	(515)
Recoveries:	14	-	-	5	-	-	-	19
Provision (benefit):	(23)	(595)	573	2,782	(485)	(54)	7	2,205
Ending Balance, September 30, 2023	2,444	14,450	4,663	8,166	1,485	668	38	31,914

Ending Balance attributable to loans:
Individually evaluated	-	-	608	1,914	250	-	-	2,772
Collectively evaluated	2,444	14,450	4,055	6,252	1,235	668	38	29,142
Ending Balance, September 30, 2023	2,444	14,450	4,663	8,166	1,485	668	38	31,914

Loans Receivables:
Individually evaluated	355	23,843	4,931	6,277	250	212	-	35,868
Collectively evaluated	251,490	2,421,044	180,271	262,977	101,008	65,834	3,647	3,286,271
Total Gross Loans:	$251,845	$2,444,887	$185,202	$269,254	$101,258	$66,046	$3,647	$3,322,139

(1) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business	Business Express	Home Equity (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance December 31, 2022	2,474	21,749	2,094	4,495	872	485	24	180	32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(7,123)	1,387	1,734	(316)	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,626	$3,481	$6,229	$556	$667	$31	$-	$28,208

Charge-offs:	-	-	-	(1)	(554)	-	-	-	(555)
Recoveries:	38	-	-	30	-	16	-	-	84
Provision (benefit):	(212)	(176)	1,182	1,908	1,483	(15)	7	-	4,177
Ending Balance, September 30, 2023	$2,444	$14,450	$4,663	$8,166	$1,485	$668	$38	$-	$31,914

(1) Includes home equity lines of credit.

The following table sets forth the activity in the allowance for credit losses and amount recorded in loans receivable at and for the year ended December 31, 2023. The table also details the amount of total loans receivable that are evaluated individually and collectively, and the related portion of the allowance for credit losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business	Business Express	Home Equity (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance, December 31, 2022	$2,474	$21,749	$2,094	$4,495	$872	$485	$24	$180	$32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(7,123)	1,387	1,734	(316)	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,626	$3,481	$6,229	$556	$667	$31	$-	$28,208

Charge-offs:	-	-	-	-	(805)	-	-	-	(805)
Recoveries:	45	-	-	29	11	16	-	-	101
Provision (benefit):	(319)	1,675	360	(447)	4,780	8	47	-	6,104
Ending Balance, December 31, 2023	$2,344	$16,301	$3,841	$5,811	$4,542	$691	$78	$-	$33,608

Ending Balance attributable to loans:
Individually evaluated	$-	$990	$310	$2,132	$797	$-	$-	$-	$4,229
Collectively evaluated	2,344	15,311	3,531	3,679	3,745	691	78	-	29,379
Ending Balance, December 31, 2023	$2,344	$16,301	$3,841	$5,811	$4,542	$691	$78	$-	$33,608

Loans Receivables:
Individually evaluated	$444	$42,259	$4,292	$6,015	$797	$212	$-	$-	$54,019
Collectively evaluated	247,851	2,391,856	188,524	263,259	102,131	66,119	3,643	-	3,263,383
Total Gross Loans	$248,295	$2,434,115	$192,816	$269,274	$102,928	$66,331	$3,643	$-	$3,317,402

(1) Includes home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables present the activity in the allowance for credit losses on off-balance sheet exposures for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Allowance for Credit Losses:
Beginning Balance	$759	$694
Benefit for credit losses	(288)	(223)
Balance at September 30, 2024	$471	$471

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Allowance for Credit Losses:
Beginning Balance	$254	$-
Impact of adopting ASU No. 2016-13 ("CECL") effective January 1, 2023	-	1,266
Provision (benefit) for credit losses	148	(864)
Balance at September 30, 2023	$402	$402

The following table sets forth the delinquency status of total loans receivable as of September 30, 2024:

							Loans Receivable
			Greater Than				>90 Days
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans	Past Due
	Past Due	Past Due	Past Due	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$4,972	$391	$312	$5,675	$235,375	$241,050	$-
Commercial and multi-family	10,905	308	29,391	40,604	2,256,282	2,296,886	5,520
Construction	-	-	586	586	145,885	146,471	313
Commercial business	5,512	155	2,946	8,613	263,794	272,407
Business express	9,776	3,750	387	13,913	85,044	98,957	387
Home equity (1)	2,285	41	81	2,407	65,159	67,566	-
Consumer	-	-	2	2	2,307	2,309	-
Total	$33,450	$4,645	$33,705	$71,800	$3,053,847	$3,125,647	$6,220

(1) Includes home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2023:

							Loans Receivable
			Greater Than				>90 Days
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans	Past Due
	Past Due	Past Due	Past Due	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$4,701	$-	$270	$4,971	$243,324	$248,295	$-
Commercial and multi-family	1,853	7,876	6,842	16,571	2,417,544	2,434,115	-
Construction	3,641	-	586	4,227	188,589	192,816	-
Commercial business	2,314	362	1,081	3,757	265,517	269,274	-
Business Express	1,922	249	50	2,221	100,707	102,928
Home equity (1)	907	-	-	907	65,424	66,331	-
Consumer	-	-	-	-	3,643	3,643	-
Total	$15,338	$8,487	$8,829	$32,654	$3,284,748	$3,317,402	$-

(1) Includes home equity lines of credit.

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

The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted for the three and nine months ended September 30, 2024.

	For the three Months Ended September 30, 2024
	(In Thousands)
	Number	Payment Delay	Term Extension	Total Principal	% of Total Class of Financing Receivable
Business Express	114	$-	$25,688	$25,688	25.96%

	For the Nine Months Ended September 30, 2024
	(In Thousands)
	Number	Payment Delay	Term Extension	Total Principal	% of Total Class of Financing Receivable
Residential one-to-four family	1	$174	$-	$174	0.07%
Business Express	194	-	43,027	43,027	43.48
	195	$174	$43,027	$43,201	1.38%

The following table presents loan modifications made during 2024 by payment status as of September 30, 2024.

	For the Nine Months Ended September 30, 2024
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Non-accrual	Total
Residential one-to-four family	$174	$-	$-	$-	$174
Business Express	42,581	249	-	197	43,027
	$42,755	$249	$-	$197	$43,201

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts.

The Company did not have any loans that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The tables below set forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at September 30, 2024 and December 31, 2023, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of September 30, 2024 and December 31, 2023, non-accrual loans differed from the amount of total loans past due 90 days due to loans that were previously 90 days past due both of which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of September 30, 2024
	(in Thousands)
	Non-accrual loans with an Allowance for Credit Losses	Non-accrual loans without an Allowance for Credit Losses	Total Non-accrual loans	Amortized Cost of Loans Past due 90 days and Still Accruing
Residential one-to-four family	$174	$236	$410	$-
Commercial and multi-family	5,853	21,840	27,693	5,520
Construction	-	586	586	313
Commercial business	5,766	535	6,301	-
Business express loans	-	197	197	387
Home equity (1)	42	81	123	-
Consumer	20	-	20	-
Total	$11,855	$23,475	$35,330	$6,220

(1) Includes home equity lines of credit.

	As of December 31, 2023
	(in Thousands)
	Non-accrual loans with an Allowance for Credit Losses	Non-accrual loans without an Allowance for Credit Losses	Total Non-accrual loans	Amortized Cost of Loans Past due 90 days and Still Accruing
Residential one-to-four family	$-	$270	$270	$-
Commercial and multi-family	2,029	6,655	8,684	-
Construction	2,312	1,980	4,292	-
Commercial business	2,050	2,892	4,942	-
Business express loans	549	-	549	-
Home equity (1)	-	46	46	-
Total	$6,940	$11,843	$18,783	$-

(1) Includes home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023 would have been approximately $5.0 million and $1.9 million, respectively. Interest income recognized on loans returned to accrual was approximately $1.1 million and $314,000, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on non-accrual status. At September 30, 2024, there were $6.2 million loans more than ninety days past due and still accruing interest. At December 31, 2023 there were no loans more than ninety days past due and still accruing interest.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at September 30, 2024 and gross charge-offs for the nine months ended September 30, 2024.

Loans by Year of Origination at September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$4,537	$16,672	$48,458	$38,274	$30,808	$97,836	$-	$-	$236,585
Special Mention	-	-	3,573	-	-	483	-	-	4,056
Substandard	-	-	-	174	-	235	-	-	409
Total one-to-four family	$4,537	$16,672	$52,031	$38,448	$30,808	$98,554	$-	$-	$241,050

Commercial and multi-family
Pass	$4,796	$213,898	$729,222	$184,014	$170,664	$745,511	$3,700	$-	$2,051,805
Special Mention	-	9,800	63,684	29,972	9,888	47,068	140	-	160,552
Substandard	-	-	15,631	7,418	9,134	52,346	-	-	84,529
Total Commercial and multi-family	$4,796	$223,698	$808,537	$221,404	$189,686	$844,925	$3,840	$-	$2,296,886

Construction
Pass	$4	$36,722	$36,031	$25,143	$-	$-	$5,710	$-	$103,610
Special Mention	-	834	1,716	31,304	6,571	1,850	-	-	42,275
Substandard	-	-	-	-	586	-	-	-	586
Total Construction	$4	$37,556	$37,747	$56,447	$7,157	$1,850	$5,710	$-	$146,471

Commercial business
Pass	$-	$2,487	274	830	$4,357	$30,151	$196,086	$741	$234,926
Special Mention	-	-	-	1,879	-	6,702	19,479	424	28,484
Substandard	-	-	-	-	-	4,507	3,494	-	8,001
Loss	-	-	-	-	-	-	997	-	997
Total Commercial business	$-	$2,487	$274	$2,709	$4,357	$41,360	$220,056	$1,165	$272,408

Business express
Pass	$-	$-	$-	$-	$-	$-	$50,282	$40,617	$90,899
Special Mention	-	-	-	-	-	-	3,595	1,166	4,761
Substandard	-	-	-	-	-	-	1,517	1,780	3,297
Total Business express	$-	$-	$-	$-	$-	$-	$55,394	$43,563	$98,957

Home equity
Pass	$304	$3,828	$1,411	$515	$644	$6,050	$53,806	$673	$67,231
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	42	-	81	-	-	212	335
Total Home equity	$304	$3,828	$1,453	$515	$725	$6,050	$53,806	$885	$67,566

Consumer
Pass	$607	$1,148	$410	$14	$98	$6	$6	$-	$2,289
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	20	-	-	-	-	-	-	20
Total Consumer	$607	$1,168	$410	$14	$98	$6	$6	$-	$2,309

Total Loans	$10,248	$285,409	$900,452	$319,537	$232,831	$992,745	$338,812	$45,613	$3,125,647

Gross charge-offs	$446	$-	$-	$-	$-	$567	$5,206	$181	$6,400

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating and gross charge-offs for the year ended December 31, 2023.

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

Note 8 – Stockholders’ Equity

On September 25,2024, the Company closed a private placement of Series J Noncumulative Perpetual Stock, par value $0.01 per share (the “Series J Preferred Stock”), resulting in gross proceeds of $1,360,000 for 136 shares.

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

Note 9 – Bank-Owned Life Insurance

BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At September 30, 2024 the Bank had $75.4 million in BOLI. BOLI is recorded at its net realizable value.

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

There was no amortization expense of the core deposit intangibles for the nine months ended September 30, 2024. Amortization expense of the core deposit intangibles was $94,000 and $37,000 for the nine months ended September 30, 2023 and 2022, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at September 30, 2024 was $0 and $5.2 million, respectively. The unamortized balance of the core deposit intangibles and the amount of goodwill at September 30, 2023 was $35,000 and $5.2 million, respectively.

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

The Company believes that the fair values of its goodwill was in excess of its carrying amounts and there was no impairment at September 30, 2024.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2024:
Securities
Debt Securities Available for Sale	$98,169	$-	$98,169	$-
Marketable Equities	10,133	10,133	-	-
Total Securities	$108,302	$10,133	$98,169	$-

As of December 31, 2023:
Securities
Debt Securities Available for Sale	$87,769	$-	$87,769	$-
Marketable Equities	9,093	9,093	-	-
Total Securities	$96,862	$9,093	$87,769	$-

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2024 and 2023.

There were no liabilities measured at fair value on a recurring basis at September 30, 2024 or December 31, 2023.

Assets that the Company measured at fair value on a nonrecurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2024
Individually Evaluated Loans	$21,326	$-	$-	$21,326

As of December 31, 2023:
Individually Evaluated Loans	$23,585	$-	$-	$23,585

Certain individually evaluated loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Losses on individually evaluated loans for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023 were $3.3 million and $1.4 million, respectively.

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2024 or December 31, 2023.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2024 and December 31, 2023 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
September 30, 2024:
Individually Evaluated Loans	$21,326	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2023:
Individually Evaluated Loans	$23,585	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2024 and December 31, 2023.

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

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded credit losses based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2024 and December 31, 2023 consisted of the loan balances of $27.4 million net of an allowance for credit losses of $6.1 million and $27.8 million net of an allowance for credit losses of $4.2 million, respectively.

Other Real Estate Owned (Carried at Lower of Cost or Fair Value)

Other real estate owned is carried at fair value less estimated costs to sell which is determined based upon independent third-party appraisals of the properties or based upon the expected proceeds from a pending sale. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$243,123	$243,123	$243,123	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	98,169	98,169	-	98,169	-
Equity investments	10,133	10,133	10,133	-	-
Loans held for sale	250	250	-	250	-
Loans receivable, net	3,087,914	2,987,137	-	2,987,137	-
FHLB of New York stock, at cost	24,732	24,732	-	24,732	-
Accrued interest receivable	16,496	16,496	-	16,496	-

Financial liabilities:
Deposits	2,724,580	2,726,638	1,677,703	1,048,935	-
Borrowings	466,424	469,749	-	469,749	-
Subordinated debentures	67,042	66,824	-	66,824	-
Accrued interest payable	4,494	4,494	-	4,494	-

	As of December 31, 2023

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$279,523	$279,523	$279,523	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	87,769	87,769	-	87,769	-
Equity investments	9,093	9,093	9,093	-	-
Loans held for sale	1,287	1,287	-	1,287	-
Loans receivable, net	3,279,708	3,112,980	-	-	3,112,980
FHLB of New York stock, at cost	24,917	24,917	-	24,917	-
Accrued interest receivable	16,072	16,072	-	16,072	-

Financial liabilities:
Deposits	2,979,080	2,978,654	2,120,514	858,140	-
Debt	472,811	472,184	-	472,184	-
Subordinated debentures	37,624	39,299	-	39,299	-
Accrued interest payable	5,777	5,777	-	5,777	-

Note 12 – Subordinated debt

On July 30, 2018, the Company issued $33.5 million of fixed-to-floating rate subordinated debentures (the “Old Notes”) in a private placement. The Notes have a 10-year term and bore an interest at a fixed annual rate of 5.625% for the first five years of the term (the "Fixed Interest Rate Period"). On August 1, 2023, the interest rate was scheduled to adjust to a floating rate based on the three-month LIBOR plus 2.72% until redemption or maturity (the "Floating Interest Rate Period"). However, LIBOR was replaced as the benchmark rate per the discussion below. The Old Notes are scheduled to mature on August 1, 2028. The Company will pay interest in arrears quarterly during the remaining term of the Old Notes. The Old Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Old Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributed to the Bank qualifies as Tier 1 capital for the Bank. Subordinated debt included associated deferred costs of $116,000 which were fully amortized during the year ended December 31, 2023. The Tier 2 capital credit related to the Old Notes started to amortize as the Old Notes reached their five-year anniversary on August 1, 2023. On August 29, 2024, the Company issued $40 million of fixed-to-floating subordinated debentures (the “New Notes”) in a private placement to certain qualified institutional investors. The New Notes have a 10-year term and bear interest at a fixed rate of 9.250% for the first five years of the term. The fixed interest rate is payable semiannually for the first five years and will be reset quarterly thereafter to the then-current three-month SOFR (defined below) plus 582 basis points. The Company plans to use the net proceeds from the offering to refinance the Old Notes and for general corporate purposes. The New Notes are intended to qualify as Tier 2 capital for the Company for regulatory purposes and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The New Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. During the third quarter, the Company was able to repurchase $9.4 million of the Old Notes and plans on calling the remaining $24.1 million of the Old Notes on the next callable date of November 1, 2024.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly and had been equal to the three-month LIBOR plus 2.65%. They mature on June 17, 2034.

In accordance with the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month CME Term Secured Overnight Financing Rate (“SOFR”) as the applicable successor rate for both the Old Notes and the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At September 30, 2024, the interest rate for the Old Notes and trust preferred securities was 8.22929% and 7.85279%, respectively.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease expense	$904	$878	$2,690	$2,710
Variable lease expense-operating leases	$280	$269	$829	$793

	At September 30, 2024	At December 31, 2023
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$13,438	$12,935

Current liabilities	$852	$3,094
Operating lease liabilities (noncurrent portion)	14,487	11,526
Imputed interest	(1,461)	(1,305)
Total operating lease liabilities	$13,878	$13,315

The weighted average remaining lease term for operating leases at September 30, 2024 and December 31, 2023 was 5.55 years and 5.77 years, respectively. The weighted average discount rate for operating leases at September 30, 2024 and December 31, 2023 was 3.38 percent and 3.02 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at September 30, 2024 and December 31, 2023 (in thousands):

Maturities of lease liabilities:
	At September 30, 2024	At December 31, 2023
	Operating Leases	Operating Leases
One year or less	$852	$3,094
Over one year through three years	6,141	5,132
Over three years through five years	4,666	3,632
Over five years	3,680	2,762
Gross operating lease liabilities	$15,339	$14,620
Imputed interest	(1,461)	(1,305)
Total operating lease liabilities	$13,878	$13,315

Note 14 – Subsequent Events

On October 16, 2024, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on November 1, 2024, with a payment date of November 15, 2024.

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

•the impact of any future pandemics or other natural disasters;

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2024, we had $3.614 billion in consolidated assets, $2.725 billion in deposits and $328.1 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2024, the Bank operated at twenty-three branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At September 30, 2024, the Company considers the allowance for credit losses to be a critical accounting estimate.

See further discussion of this critical accounting estimate in Note 7 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023.

Financial Condition

Total assets decreased by $218.6 million, or 5.7 percent, to $3.614 billion at September 30, 2024, from $3.832 billion at December 31, 2023. The decrease in total assets was mainly related to a decrease in loans of $191.8 million. The decrease was primarily from loan payoffs/paydowns that exceeded loan originations.

Total cash and cash equivalents decreased by $36.4 million, or 13.0 percent, to $243.1 million at September 30, 2024, from $279.5 million at December 31, 2023. The decrease was primarily due to the withdrawal of brokered deposits.

Loans receivable, net, decreased by $191.8 million, or 5.8 percent, to $3.088 billion at September 30, 2024, from $3.280 billion at December 31, 2023. Total loan decreases during the period included decreases of $137.2 million in commercial real estate multi-family loans, $46.3 million in construction loans and $7.2 million in 1-4 family residential loans for the same period. Commercial business loans also decreased $837 thousand. The allowance for credit losses increased $1.1 million to $34.7 million, or 98.2 percent of non-accruing loans and 1.11 percent of gross loans, at September 30, 2024, as compared to an allowance for credit losses of $33.6 million, or 178.9 percent of non-accruing loans and 1.01 percent of gross loans, at December 31, 2023.

Total investment securities increased by $11.4 million, or 11.8 percent, to $108.3 million at September 30, 2024, from $96.9 million at December 31, 2023, as excess liquidity has been deployed into the securities portfolio.

Deposits decreased by $254.5 million, or 8.5 percent, to $2.725 billion at September 30, 2024, from $2.979 billion at December 31, 2023. A majority of the decline was due to a decrease in certificates of deposit of $175.8 million. The reduction in certificates of deposit was mainly caused by the withdrawal of brokered deposits which was partially offset by an increase in retail time deposits.

Total borrowings increased by $23.0 million to $533.4 million at September 30, 2024 from $510.4 million at December 31, 2023. The increase in borrowings was primarily due to the successful completion of the $40 million subordinated debt offering during the third quarter of 2024. The weighted average interest rate of FHLB advances was 4.26 percent at September 30, 2024 and 4.21 percent at December 31, 2023. The weighted average maturity of FHLB advances as of September 30, 2024 was 1.20 years. The interest rate of the Company’s subordinated debt balances was 8.87 percent at September 30, 2024 and 8.36 percent at December 31, 2023.

Stockholders’ equity increased by $14.1 million, or 4.5 percent, to $328.1 million at September 30, 2024, from $314.1 million at December 31, 2023. The increase was attributable to an increase in additional paid in capital attributable to the issuance of additional shares of preferred stock of $4.7 million during 2024, or 18.8 percent, to $29.8 million at September 30, 2024, and an increase in retained earnings of $5.8 million, or 4.3 percent, to $141.8 million at September 30, 2024 from $135.9 million at December 31, 2023. The increase in preferred stock paid in capital was due to the issuance of 472 shares of its Series J Noncumulative Perpetual Preferred Stock during the nine-month period.

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

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$3,159,574	$42,857	5.43%	$3,330,446	$44,133	5.30%
Investment securities	96,893	1,297	5.35%	96,723	1,262	5.22%
FHLB stock and other interest earnings-assets	322,154	4,472	5.55%	270,729	3,672	5.43%
Total interest-earning assets	3,578,621	48,626	5.44%	3,697,898	49,067	5.31%
Non-interest-earning assets	124,254			127,780
Total assets	$3,702,875			$3,825,678
Interest-bearing liabilities:
Interest-bearing demand accounts	$553,506	$2,509	1.81%	$628,804	$2,244	1.43%
Money market accounts	369,329	3,177	3.44%	331,813	2,311	2.79%
Savings accounts	258,158	146	0.23%	300,484	182	0.24%
Certificates of Deposit	1,123,960	13,670	4.86%	1,024,900	10,923	4.26%
Total interest-bearing deposits	2,304,953	19,502	3.38%	2,286,001	15,660	2.74%
Borrowed funds	518,385	6,079	4.69%	660,773	7,727	4.68%
Total interest-bearing liabilities	2,823,338	25,581	3.62%	2,946,774	23,387	3.17%
Non-interest-bearing liabilities	557,754			577,963
Total liabilities	3,381,092			3,524,737
Stockholders' equity	321,783			300,941
Total liabilities and stockholders' equity	$3,702,875			$3,825,678
Net interest income		$23,045			$25,680
Net interest rate spread(1)			1.82%			2.13%
Net interest margin(2)			2.58%			2.78%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans which are immaterial to the yield.

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$3,235,048	$130,615	5.38%	$3,271,018	$125,666	5.12%
Investment securities	96,136	3,880	5.38%	102,143	3,822	4.99%
FHLB stock and other interest-earning assets	307,726	12,861	5.57%	252,999	9,168	4.83%
Total Interest-earning assets	3,638,910	147,356	5.40%	3,626,160	138,656	5.10%
Non-interest-earning assets	124,401			123,262
Total assets	$3,763,311			$3,749,422
Interest-bearing liabilities:
Interest-bearing demand accounts	$553,363	$7,018	1.69%	$684,691	$6,242	1.22%
Money market accounts	369,542	9,274	3.35%	325,923	5,657	2.31%
Savings accounts	267,900	464	0.23%	311,733	443	0.19%
Certificates of Deposit	1,188,454	43,224	4.85%	926,684	25,849	3.72%
Total interest-bearing deposits	2,379,259	59,980	3.36%	2,249,031	38,191	2.26%
Borrowed funds	513,193	17,549	4.56%	585,028	20,324	4.63%
Total interest-bearing liabilities	2,892,452	77,529	3.57%	2,834,059	58,515	2.75%
Non-interest-bearing liabilities	551,919			618,037
Total liabilities	3,444,371			3,452,096
Stockholders' equity	318,940			297,326
Total liabilities and stockholders' equity	$3,763,311			$3,749,422
Net interest income		$69,827			$80,141
Net interest rate spread(1)			1.83%			2.35%
Net interest margin(2)			2.56%			2.95%

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

Results of Operations Comparison for the Three Months Ended September 30, 2024 and 2023

Net income was $6.7 million for the quarter ended September 30, 2024 and $6.7 million for the quarter ended September 30, 2023. The third quarter of 2024 benefited from higher non-interest income of $1.7 million and lower non-interest expense of $1.5 million, compared to the third quarter of 2023. This was offset by net interest income that was lower by $2.6 million relative to the third quarter of 2023, driven by higher interest expense and lower interest income.

Net interest income decreased by $2.6 million, or 10.3 percent, to $23.0 million for the third quarter of 2024, from $25.7 million for the third quarter of 2023. The decrease in net interest income resulted from higher interest expense and lower interest income.

Interest income decreased by $441 thousand, or 0.9 percent, to $48.6 million for the third quarter of 2024 from $49.1 million for the third quarter of 2023. The average balance of interest-earning assets decreased $119.3 million, or 3.2 percent, to $3.579 billion for the third quarter of 2024 from $3.698 billion for the third quarter of 2023, while the average yield increased 13 basis points to 5.44 percent for the third quarter of 2024 from 5.31 percent for the third quarter of 2023.

Interest expense increased by $2.2 million to $25.6 million for the third quarter of 2024 from $23.4 million for the third quarter of 2023. The increase resulted from an increase in the average rate on interest-bearing liabilities of 45 basis points to 3.62 percent for the third quarter of 2024 from 3.17 percent for the third quarter of 2023, partially offset by a decrease in interest-bearing liabilities of $123.4 million to $2.823 billion for the third quarter of 2024 from $2.947 billion for the third quarter of 2023.

The net interest margin was 2.58 percent for the third quarter of 2024 compared to 2.78 percent for the third quarter of 2023. The decrease in the net interest margin compared to the third quarter of 2023 was the result of the increase in the cost of interest-bearing liabilities partially offset by the increase in the yield on interest-earning assets.

During the third quarter of 2024, the Company recognized $3.4 million in net charge-offs compared to $496 thousand in net charge offs for the third quarter of 2023. The Bank had non-accrual loans totaling $35.3 million, or 1.11 percent of gross loans, at September 30, 2024 as compared to $18.8 million, or 0.57 percent of gross loans, at December 31, 2023. The allowance for credit losses on loans was $34.7 million, or 1.11 percent of gross loans, at September 30, 2024, and $33.6 million, or 1.01 percent of gross loans, at December 31, 2023. The provision for credit losses was $2.9 million for the third quarter of 2024 compared to $2.2 million for the third quarter of 2023. Management believes that the allowance for credit losses on loans was adequate at September 30, 2024 and December 31, 2023.

Non-interest income increased by $1.7 million to $3.1 million for the third quarter of 2024 from $1.4 million in the third quarter of 2023. The increase in total non-interest income was mainly related to gains on equity investments of $1.1 million in the current quarter compared to losses of $494 thousand in the third quarter of 2023.

Non-interest expense decreased by $1.5 million, or 9.9 percent, to $13.9 million for the third quarter of 2024 from $15.5 million for the third quarter of 2023. The decrease in these expenses for the third quarter of 2024 was driven by lower regulatory assessment fees of $445 thousand, salaries and employee benefits expense, which declined $385 thousand, and advertising and promotion costs, which declined by $135 thousand.

The income tax provision decreased by $22 thousand, or 0.8 percent, to $2.7 million for the third quarter of 2024. The provision was $2.7 million for the third quarter of 2023. The consolidated effective tax rate was 28.7 percent for both the third quarter of 2024 and for the third quarter of 2023.

Results of Operations Comparison for Nine Months Ended September 30, 2024 and 2023

Net income decreased by $8.1 million, or 34.5 percent, to $15.4 million for the first nine months of 2024 from $23.4 million for the first nine months of 2023. The decrease in net income was driven, primarily, by lower net interest income of $10.3 million, or 12.9 percent.

Net interest income decreased by $10.3 million, or 12.9 percent, to $69.8 million for the first nine months of 2024 from $80.1 million for the first nine months of 2023. The decrease in net interest income resulted from an increase in interest expense of $19.0 million, partly offset by an increase in interest income of $8.7 million.

Interest income increased by $8.7 million, or 6.3 percent, to $147.4 million for the first nine months of 2024, from $138.7 million for the first nine months of 2023. The average balance of interest-earning assets increased $12.7 million, or 0.4 percent, to $3.639 billion for the first nine months of 2024, from $3.626 billion for the first nine months of 2023, while the average yield increased 30 basis points to 5.40 percent from 5.10 percent for the same comparable period. The increase in average cash balances mainly related to the increase in the Company’s level of average interest-bearing bank balances, partially offset by a decline in loan receivables and investments for the first nine months of 2024, as compared to the same period in 2023.

Interest expense increased by $19.0 million, or 32.5 percent, to $77.5 million for 2024, from $58.5 million for 2023. This increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 82 basis points to 3.57 percent for the first nine months of 2024, from 2.75 percent for the first nine months of 2023, and an increase in the average balance of interest-bearing liabilities of $58.4 million, or 2.1 percent, to $2.892 billion from $2.834 billion over the same period. The increase in the average cost of funds primarily resulted from the higher interest rate environment in the first nine months of 2024 compared to the same period in 2023.

Net interest margin was 2.56 percent for the first nine months of 2024, compared to 2.95 percent for the first nine months of 2023. The decrease in the net interest margin compared to the prior period was the result of an increase in the cost of the Bank’s interest-bearing liabilities.

During the first nine months of 2024, the Company experienced $6.3 million in net charge offs compared to $471 thousand in net recoveries for the same period in 2023. The provision for credit losses was $7.4 million for the first nine months of 2024 compared to $4.2 million for the same period in 2023.

Non-interest income increased by $1.1 million to $2.0 million for the first nine months of 2024 from $860 thousand for the first nine months of 2023. Realized and unrealized gains on equity securities and income on Bank Owned Life Insurance (BOLI) increased $5.4 million and $844 thousand, respectively. Offsetting this were losses on the sale of loans of $4.8 million. The realized and unrealized gains or losses on equity investments are based on prevailing market conditions.

Non-interest expense decreased by $1.3 million, or 2.9 percent, to $42.8 million for the first nine months of 2024 from $44.0 million for the same period in 2023. The decrease in operating expenses for 2024 was driven primarily by decreases in salaries and employee benefits of $1.7 million. This was partially offset by regulatory assessment costs being $318 thousand greater in 2024.

The income tax provision decreased by $3.1 million, or 32.7 percent to $6.3 million for the first nine months of 2024 from $9.4 million for the same period in 2023. The consolidated effective tax rate was 29.1 percent for the first nine months of 2024 compared to 28.6 percent for the first nine months of 2023.

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

At September 30, 2024 and December 31, 2023, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $533.5 million at September 30, 2024 as compared to $510.4 million at December 31, 2023.

At September 30, 2024, the Company had the ability to obtain additional funding of $189.2 million from the FHLB and $405.9 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $1.023 billion at September 30, 2024. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of September 30, 2024 and a significant amount of available borrowing capacity with FHLB and Federal Reserve Bank Discount Window.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $64.1 million at September 30, 2024. The subordinated debentures are comprised of both the Old Notes and the New Notes. Refer to Note 12 of the Notes to Unaudited Consolidated Financial Statements for additional details on the outstanding subordinated debentures.

The Company also has $4.1 million of mandatory redeemable Trust Preferred securities outstanding. Effective September 18, 2023, the interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month CME Term SOFR, as adjusted by the spread adjustment of 0.26161 percent, plus 2.650%. Prior to September 18, 2023 the rate was based on the three-month LIBOR. The rate paid as of September 30, 2024 and 2023 was 7.853% and 8.320%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

At September 30, 2024 and December 31, 2023, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of September 30, 2024:
Bank
Community Bank Leverage Ratio	$364,310	9.84%	$296,286	8.00%	$333,321	9.00%

As of December 31, 2023:
Bank
Community Bank Leverage Ratio	$350,749	9.09%	$308,608	8.00%	$347,184	9.00%

The following table sets forth the regulatory capital ratios for the Company as well as the regulatory requirements for September 30, 2024 and December 31, 2023.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Federal Reserve Board Regulations
	Dollars in Thousands
As of September 30, 2024:
Bancorp
Total Capital (to Risk-Weighted Assets)	$419,466	13.14%	$255,383	8.00%	$319,228	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	331,495	10.38	191,616	6.00	191,616	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	297,608	9.32	143,695	4.50	-	-
Tier 1 Capital (to adjust total assets)	331,495	8.95	148,154	4.00	-	-

As of December 31, 2023:
Bancorp
Total Capital (To Risk-Weighted Assets)	$379,562	11.14%	$272,564	8.00%	$340,705	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	319,154	9.37	204,422	6.00	204,422	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	289,987	8.51	153,317	4.50	-	-
Tier 1 Capital (to adjusted total assets)	319,154	8.27	154,315	4.00	-	-

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2024. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for an increase of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of September 30, 2024. The following sets forth the Company’s NPV as of September 30, 2024.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+100bp	$325,463	$(31,957)	(8.94)%	9.47%	(0.71)%
PAR	357,420	-	0.00	10.18	0.00
-100bp	372,609	15,189	4.25	10.43	0.25
-200bp	381,714	24,294	6.80	10.50	0.32
-300bp	396,245	38,826	10.86	10.68	0.49

____________

bps-basis point

The table above indicates that at September 30, 2024, in the event of a 100-basis point decrease in interest rates, we would experience an 0.25 percent increase in NPV, as compared to a 0.66 percent increase at December 31, 2023.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of September 30, 2024, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit 4.1

Indenture, dated August 28, 2024, between BCB Bancorp, Inc. and UMB Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2024.)

Exhibit 4.2	Form of 9.25% Fixed-to-Floating Rate Subordinated Note due 2034 of the Registrant (included in Exhibit 4.1)
Exhibit 10.1	Form of Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2024.)
Exhibit 10.2	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2024.)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation LinkBase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition LinkBase
Exhibit 101.LAB	XBRL Taxonomy Extension Label LinkBase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation LinkBase
Exhibit 104	Cover page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: November 1, 2024	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2024	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)