Form 10-K
period 2024-12-31
BCB BANCORP INC
filed 2025-03-07
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2024, as reported by the Nasdaq Global Market, was approximately $158.2 million.

As of March 1, 2025, there were 17,162,627 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2024 Annual Meeting of Stockholders of the Registrant (Part III)

i

ii

PART I

ITEM 1. BUSINESS

BCB Bancorp, Inc.

BCB Bancorp, Inc. (individually referred to herein as the “Parent Company” and together with its subsidiaries, collectively referred to herein as the “Company”) is a New Jersey corporation established in 2003 and is the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is 1-(800)-680-6872 and our website is www.bcb.bank. Information on our website is not incorporated into this Annual Report on Form 10-K. At December 31, 2024 we had $3.599 billion in consolidated assets, $2.751 billion in deposits and $323.9 million in consolidated stockholders’ equity. The Parent Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

The Bank opened for business on November 1, 2000, as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2024, the Bank operated at twenty-three branches in Bayonne, Edison, Hoboken, Fairfield, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Staten Island and one in Hicksville, New York, through executive offices located at 104-110 Avenue C, and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Recent Events

On December 31, 2024, the Company completed a private placement of 497 shares of Series K 6.0% Noncumulative Perpetual Stock, par value $0.01 per share (the “Series J Preferred Stock”), resulting in gross proceeds of $4,970,000.

On November 30, 2024, the Company redeemed 1,001 outstanding shares of its Series I 3.0% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $10,010,000.

On November 1, 2024, the Company redeemed all of its issued and outstanding 5.625% Fixed-to-Floating Rate Subordinated Notes due 2028, which had an aggregate principal amount of $24.1 million as of such date, plus accrued and unpaid interest thereon.

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

Strengthening our balance sheet. Management has slowed its balance sheet growth to strengthen its liquidity and capital position. Management is focused on reducing reliance on wholesale borrowing that is expensive and not core to the Bank’s operating philosophy. Additionally, slower balance sheet growth combined with profitability are expected to continue to enhance the Company’s capital position. Management remains committed to strengthening the Company’s statements of financial condition and maintaining profitability by diversifying the products, pricing, and services we offer. Additionally, the Company is very committed to improving our asset quality as the industry continues to face challenges from an uncertain macroeconomic environment.

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

Our Market Area

We are located in Bayonne, Jersey City and Hoboken in Hudson County, Edison, Monroe Township, Plainsboro and Woodbridge in Middlesex County, Lyndhurst, River Edge, and Rutherford in Bergen County, Fairfield, Maplewood, Newark, and South Orange in Essex County, Holmdel in Monmouth County, Parsippany in Morris County, and Union in Union County, New Jersey. The Bank also operates two branches in Staten Island, New York and one in Hicksville, New York. The Bank’s locations are easily accessible and provide convenient services to businesses and individuals throughout our market area. These areas are all considered “bedroom” or “commuter” communities to Manhattan. Our market area is well-served by a network of arterial roadways, including Route 440 and the New Jersey Turnpike.

Our market area has a high level of commercial business activity. Businesses are concentrated in the service sector and retail trade areas. Major employers in our market area include certain medical centers, municipalities, and school districts.

Competition

The banking industry in northeast New Jersey and New York City is extremely competitive. We compete for deposits and loans with existing New Jersey and out-of-state financial institutions that have longer operating histories, larger capital reserves, and more established customer bases. Our competition includes large financial services companies and other entities, in addition to traditional banking institutions, such as savings and loan associations, savings banks, commercial banks and credit unions. Our larger competitors have a greater ability to finance wide-ranging advertising campaigns through greater capital resources. Our marketing efforts depend heavily upon referrals from officers, directors, stockholders, advertising in local media, and through a social media presence. We compete for business principally on the basis of personal service to customers, customer access to our business development officers, loan officers, executive officers and directors, and competitive interest rates and fees. We compete for loans primarily on the basis of value and service by building customer relationships through addressing our customers’ entire suite of banking needs, demonstrating expertise, and providing convenience. We also consider the competitive pricing levels in each of our markets. We compete for deposits similarly on the basis of value and service and by providing convenience through a banking network of branches and ATMs within our markets and our website at.www.bcb.bank.

In the financial services industry in recent years, intense market demands, technological and regulatory changes, and economic pressures have eroded industry classifications that were once clearly defined. Banks have diversified their services, competitively priced their deposit products and become more cost-effective as a result of competition with each other and with new types of financial service companies, including non-banking competitors. Some of these market dynamics have resulted in a number of new bank and non-bank competitors, increased merger activity, and increased customer awareness of product and service differences among competitors. FinTechs continue to emerge in key areas of banking. In addition, larger established technology platform companies continue to evaluate, and in some cases, create businesses focused on banking products. We closely monitor activity in the marketplace to ensure that our products and services are technologically competitive. Our overall strategy involves seeking to identify partnership and possible investment opportunities in technology-driven companies that can augment our distribution and product capabilities.

Lending Activities

Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2024. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	After 5 Years through 15 Years	After 15 Years	Total
	(In Thousands)
Residential One-to-four family	$40	$9,381	$24,125	$206,324	$239,870
Construction	130,551	-	-	4,883	135,434
Commercial business	112,385	64,648	64,074	8,745	249,852
Business express	29,848	247	62,852	-	92,947
Commercial and multi-family	168,532	550,778	379,294	1,148,073	2,246,677
Home equity (1)	518	2,003	11,173	53,075	66,769
Consumer	213	1,540	482	-	2,235
Total amount due	$442,087	$628,597	$542,000	$1,421,100	$3,033,784

(1) Includes home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2024 that are due after December 31, 2025, and have fixed interest rates or that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Residential One-to-four family	$145,580	$94,250	$239,830
Construction	-	4,883	4,883
Commercial business	48,173	89,294	137,467
Business express	62,852	247	63,099
Commercial and multi-family	332,346	1,745,799	2,078,145
Home equity (1)	12,329	53,922	66,251
Consumer	1,432	590	2,022
Total amount due	$602,712	$1,988,985	$2,591,697

(1) Includes home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings, retail stores, shopping centers, warehouses, and other non-residential buildings. Loans secured by multi-family properties contain five or more residential units. Generally, the Bank offers fully amortizing loans on both property types at loan amounts up to 75 percent of the appraised value of the property. Both commercial and multi-family real estate loans are generally made at rates that adjust above the Federal Home Loan Bank of New York interest rate, with terms of up to 30 years. In addition, the Bank offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. The Bank’s owner-occupied loans represented 22% of total Commercial and multi-family loans as of December 31, 2024, and the Bank’s multi-family portfolio represented 23% of the total Commercial and multi-family real estate loans. The rent controlled portion comprised 5% of total multi-family loans. The Bank’s multi-family loan portfolio had average LTVs of 55%. As of December 31, 2024, the Bank’s largest commercial real estate loan had an outstanding principal balance of $42.5 million. The borrower is a well-known private university, and the loan is secured by various properties which are associated with university functions. This loan is performing in accordance with its terms at December 31, 2024.

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

Construction Loans. The Bank offers loans to finance the construction of various types of commercial and residential properties. Generally, construction loans are offered with terms of up to thirty months, with adjustable interest rates tied to a margin above Prime Rate. Customarily, the Bank originates loans on projects which have all necessary permits in place to the Bank’s satisfaction. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the project, provided compliance with conditions set forth at loan approval. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2024, the Bank’s largest construction loan has a borrowing capacity of $19.4 million, of which $5.3 million has not been disbursed. The loan is recourse to a well-capitalized borrower, with proceeds used to construct a multifamily development in northern New Jersey. This loan is performing in accordance with its terms at December 31, 2024.

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

Commercial Business Loans. The Bank offers a variety of commercial business loans in the form of either lines of credit or fully amortizing term loans. Lines of credit (LOCs) are typically utilized for working capital purposes. LOCs are either revolving or non-revolving and provide loan terms between one and three years. LOC repayment is generally interest only with adjustable interest rates tied to a margin above Prime Rate. Term loans are typically utilized for the purchase of a business or equipment for a business and carry fully amortizing terms up to seven years. Term loan interest rates may be fixed or adjustable and tied to a margin above the Federal Home Loan Bank of New York rate. Commercial business loans are underwritten based upon the borrower’s ability to service such debt from income. These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. Depending on the circumstances, a commercial business loan may be secured by equipment, accounts receivable, inventory, chattel, or other assets. As of December 31, 2024, the Bank’s largest commercial business loan has an outstanding balance of $22.5 million and is collateralized by 2nd mortgages on various franchises. This loan is performing in accordance with its terms at December 31, 2024.

Commercial business loans generally have higher rates and shorter terms than one-to-four family residential loans but may also involve higher average balances and a higher risk of default, as their repayment generally depends on the success of the borrower’s business. The Bank has further segregated its commercial business portfolio into commercial business express loans that carry higher risk relative to other commercial business loans. The Bank had originated commercial business express loans to support small business owners coming out of the COVID crisis. The portfolio consists of a large number of loans with majority of the loans carrying a balance of $250,000 or lower. The portfolio is relatively new and has not run through its interest-only maturity cycle yet. As business express loans mature, management is offering longer extension terms to its customers with pricing reflective of the current higher rate environment compared to when these loans were originated in the past. Management is also following a very strict loan loss reserving and charge-off policy for these loans where the business express loans, as a rule, are given a specific reserve at the 60-days delinquent mark and charged-off once the loans hit 90-days delinquent status. In some circumstances, based on discussions with the customers and review of their financial situation, management may offer alternative terms. On December 31, 2024, the size of the business express loans portfolio was $92.9 million and the total loan loss reserves for the portfolio totaled $7.8 million. The significantly higher level of loan loss reserves established for business express loans reflect the higher losses experienced in the portfolio during 2024 that has informed management’s view on the remaining lifetime losses in the portfolio. The business express loans are expected to cycle through their interest-only maturity profile by the end of the second quarter of 2025. Management continues to gather more empirical data to refine its estimate of the lifetime losses in the business express loans portfolio and believes the level of loan loss reserves established on December 31, 2024, reflect the current view on the remaining losses left in the portfolio based on available information at that time. The Bank discontinued the origination of business express loans during 2023 and no longer offers this product to its customers.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”). Amongst other characteristics, SBA borrowers are often sound businesses, but may have a smaller amount of equity funds to invest in their businesses, may be at an emergent stage of business development, or have other characteristics that may make them ineligible for conventional bank loans. There is a well-developed market for the sale of the guaranteed portion of SBA 7(a) loans. As of December 31, 2024, the Bank’s largest SBA loan has an outstanding balance of $4.9 million and is secured by a gym located in Marlboro, NJ. This loan is performing in accordance with its terms at December 31, 2024.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas. Generally, we originate residential mortgage loans up to 80 percent loan-to-value at a maximum loan amount of $2.5 million and 75 percent loan-to-value at a maximum loan amount of $5.0 million for primary residences. The loan-to-value ratio is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan-to-value ratios up to 90 percent, provided the borrower obtains private mortgage insurance approval. We originate both fixed and adjustable rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30-year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable rate loans are qualified at 2.0 percent above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long-term fixed and adjustable rate loans we could not otherwise originate, while providing the Bank a source of fee income. During 2024, loans totaling approximately $6.2 million were sold in the secondary market and gains of approximately $89,000 were recognized from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit. The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence, or an investment property. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity lines of credit are offered with terms up to 20 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten utilizing the same criteria used to underwrite one-to-four family residential loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80 percent in a first lien position. At December 31, 2024, the outstanding and committed balances of home equity loans and lines of credit totaled $66.8 million and $38.8 million, respectively.

Consumer Loans. The Bank makes secured passbook, automobile and, on occasion, unsecured consumer loans. Consumer loans generally have terms between one and five years. They generally are made on a fixed rate basis, fully-amortizing.

Loan Approval Authority and Underwriting. The Bank’s Lending Policy has established lending limits for executive management. Two senior officers have the authority to approve loan requests up to $2.0 million (Level 1). Two executive officers (CLO or COO and CCO or CEO) have authority to approve loan requests up to $20.0 million (Level 2). For loan requests greater than $20.0 million, or with certain policy exceptions, Level 3 authorization is required.  Level 3 requires Level 2 signatures plus a majority of the Bank’s Loan Committee Members. Loans approved by the Loan Committee shall be presented to the Board of Directors for ratification in a timely manner.

The Bank will customarily begin its underwriting analysis of a loan request upon receipt of a completed loan application, and all appropriate financial information from a prospective borrower. Property valuations or appraisals are required for all real estate collateralized loans above $500,000. Appraisals are prepared by a state certified independent appraiser approved by the Bank Board of Directors.

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2024, our outstanding loan origination commitments totaled $1.5 million, standby letters of credit totaled $2.5 million, undisbursed construction funds totaled $16.7 million, and undisbursed lines of credit funds totaled $173.2 million.

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

Nonaccrual Status. Loans are placed on a nonaccrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on nonaccrual status, the accrual of interest income is discontinued until the loan has been returned to accrual status.  At December 31, 2024, the Bank had $44.7 million in non-accruing loans. The largest exposure of non-performing loans was a commercial real estate loan with an outstanding principal balance of approximately $16.5 million fully collateralized by a mixed-use office and retail building in New York.

As of December 31, 2024, nonaccrual loans differed from the amount of total loans past due greater than 90 days due to loans that were previously 90 days past due which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

Troubled Debt Restructuring. The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company had $79.8 million in loans that were both experiencing financial difficulty and modified during the twelve months ending December 31, 2024.

Criticized and Classified Loans. The Bank’s Lending Policy contains an internal rating system which evaluates the overall risk of a problem loan. When a loan is classified and determined to be impaired, the Bank may establish specific allowances for credit losses. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for credit losses generally do not qualify as regulatory capital. At December 31, 2024, the Bank reported $152.7 million in classified assets.

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

Allowance for Credit Losses. The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated statements of financial condition. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated statements of financial condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense.

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

Allowance for Credit Losses on Off-Balance Sheet Commitments. The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the Company relies on a third-party econometric model that calculates current utilization rates and projected utilization rates for different loan segments. The model then develops projections for future draws on the lines and forecasts losses to estimate reserves for each loan segment. The allowance for credit losses on unfunded loan commitments is included in other liabilities on the consolidated statements of financial condition and the related credit expense is recorded in other non-interest expense in the consolidated statements of income.

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

Accrued Interest Receivable. The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available for sale securities. Accrued interest receivable on loans and securities is reported as a component of accrued interest receivable on the consolidated statements of financial condition.

Allocation of the Allowance for Credit losses. The following table illustrates the allocation of the allowance for credit losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

	December 31,
	2024		2023		2022
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Residential one-to-four family	$1,947	7.91%	$2,344	7.48%	$2,474	8.11%
Commercial and multi-family	11,706	74.06	16,301	73.38	21,749	76.08
Construction	2,020	4.46	3,841	5.81	2,094	4.70
Commercial business	10,737	8.24	5,811	8.12	4,495	9.03
Business express	7,769	3.06	4,542	3.10	872	0.12
Home equity (1)	594	2.20	691	2.00	485	1.85
Consumer	16	0.07	78	0.11	24	0.11
Unallocated	-	-	-	-	180	-
Total	$34,789	100.00%	$33,608	100.00%	$32,373	100.00%

(1) Includes home equity lines of credit.

The following table presents, for the years indicated, an analysis of the allowance for credit losses and other related data.

	Years Ended December 31,
	2024	2023	2022

Allowance for credit losses to total loans outstanding	1.15%	1.01%	1.05%
Allowance for credit losses	$34,789	$33,608	$32,373
Total loans outstanding, net of deferred loan fees	$3,031,048	$3,313,316	$3,077,704

Nonaccrual loans to total loans outstanding	1.48%	0.57%	0.17%
Nonaccrual loans	$44,708	$18,783	$5,109
Total loans outstanding, net of deferred loan fees	$3,031,048	$3,313,316	$3,077,704

Allowance for credit losses to nonaccrual loans	77.80%	178.90%	633.65%
Allowance for credit losses	$34,789	$33,608	$32,373
Nonaccrual loans	$44,708	$18,783	$5,109

Net charge-offs (recovery) during the period to daily average loans outstanding

Residential one-to-four family	(0.02)%	(0.02)%	0.01%
Net charge-off (recovery) during the period	(48)	(45)	(23)
Average amount outstanding	$243,912	$248,847	$232,916

Commercial and multi-family	0.02%	-%	-%
Net charge-off (recovery) during the period	531	-	-
Average amount outstanding	$2,344,981	$2,445,876	$1,981,862

Construction	-%	-%	-%
Net charge-off (recovery) during the period	-	-	-
Average amount outstanding	$168,355	$162,984	$147,411

Commercial business	0.53%	(0.01)%	1.07%
Net charge-off (recovery) during the period	1,428	(29)	1,904
Average amount outstanding	$271,566	$258,635	$178,629

Business express	8.07%	0.80%	-%
Net charge-off (recovery) during the period	8,011	794	0
Average amount outstanding	$99,255	$99,413	$30,367

Home equity	-%	(0.03)%	0.02%
Net charge-off (recovery) during the period	-	(16)	(12)
Average amount outstanding	$66,321	$62,311	$53,038

Consumer	21.74%	-%	7.96%
Net charge-off (recovery) during the period	467	0	(198)
Average amount outstanding	$2,148	$3,268	$2,487

Total Loans	0.33%	0.02%	(0.06)%
Net charge-off (recovery) during the period	10,389	704	1,671
Average amount outstanding	$3,196,538	$3,281,334	$2,626,710

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

As of December 31, 2024, there were no securities classified as held-to-maturity or trading. We had $101.7 million in securities classified as available for sale and $9.5 million in equity investments. Securities classified as available for sale were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of debt securities classified as held-to-maturity or available-for-sale do not affect our income, unless we determine there to be an other-than-temporary impairment for those securities in an unrealized loss position. As of December 31, 2024, management concluded that all unrealized losses were temporary in nature since they were related to interest rate fluctuations rather than any underlying credit quality of the issuers.

As of December 31, 2024, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; (iv) municipal obligations; (v) equity securities (including preferred stock); (vi) certificates of deposit; and (vii) corporate debt (including subordinated debt). The Board of Directors may authorize additional investments.

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

Maturities and yields of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2024 by final contractual maturity. Average yield calculation equals the investments estimated annual income divided by the amortized cost. The following table does not take into consideration the effects of scheduled repayments, the effects of possible prepayments, or equity investments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	More than one to five years		More than five to ten years		More than ten years		Total investment securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield

Mortgage-backed securities	$1,286	2.18%	$2,395	2.91%	$45,345	4.04%	$45,514	$49,026	3.94%
Corporate debt securities	37,488	6.30	22,076	4.38	-	-	56,203	59,564	5.59
Total Debt Securities	$38,774	6.16%	$24,471	4.24%	$45,345	4.04%	$101,717	$108,590	4.84%

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2024, we had $177.6 million in brokered certificate deposits. Reciprocal deposits are not considered brokered deposits under applicable regulations.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2024		2023		2022
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)
Non-interest bearing accounts	-%	$520,387	-%	$536,264	-%	$613,910
Interest bearing checking	1.75	553,731	1.28	564,912	0.40	757,615
Savings and club accounts	0.23	252,491	0.20	284,273	0.13	329,752
Money market	3.35	395,004	2.54	370,934	0.66	305,556
Certificates of deposit	4.81	1,029,245	3.99	1,222,697	1.12	804,774
Total	3.34%	$2,750,858	2.49%	$2,979,080	0.61%	$2,811,607

__________

(1) Represents annual interest expense divided by daily average balance.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2024	2023	2022
	(Dollars in Thousands)
Beginning of year	$2,979,080	$2,811,607	$2,561,402
Net change in deposits	(307,771)	113,286	238,502
Interest credited on deposit accounts	79,549	54,187	11,703
Total (decrease) increase in deposit accounts	(228,222)	167,473	250,205
Ending balance	$2,750,858	$2,979,080	$2,811,607
Percent (decrease) increase	(7.66)%	5.96%	9.77%

Uninsured Deposits. The following table indicates the amount of uninsured deposits and the portion of uninsured time deposits in excess of FDIC insurance limits by time remaining until maturity.

	For the Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Uninsured deposits	$1,161,219	$1,111,756	$1,087,703

Uninsured U.S. time deposits with
a maturity of:
3 months or less	$68,325	$97,312	$35,089
Over 3 months through 6 months	128,968	35,657	26,826
Over 6 months through 12 months	84,465	99,638	67,584
Over 12 months	8,968	5,611	8,705
Total	$290,726	$238,218	$138,204

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$62,693	6.09%	$89,455	7.32%	$219,120	27.23%
1.00% - 1.99%	651	0.06	5,471	0.45	45,228	5.62
2.00% - 2.99%	2,975	0.29	17,686	1.45	89,872	11.17
3.00% - 3.99%	90,222	8.77	68,877	5.63	206,496	25.66
4.00% - 4.99%	518,534	50.38	177,750	14.54	226,734	28.17
5.00% - 5.99%	354,170	34.41	863,458	70.61	17,324	2.15
Total	$1,029,245	100.00%	$1,222,697	100.00%	$804,774	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2024.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total
	(In Thousands)
Interest rate:
0.00% - 0.99%	$54,716	$4,685	$1,440	$1,852	$62,693
1.00% - 1.99%	646	-	-	5	651
2.00% - 2.99%	1,211	1,066	698	-	2,975
3.00% - 3.99%	73,452	16,094	90	586	90,222
4.00% - 4.99%	518,411	73	-	50	518,534
5.00% - 5.99%	352,588	1,582	-	-	354,170
Total	$1,001,024	$23,500	$2,228	$2,493	$1,029,245

Borrowings. The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLB. At December 31, 2024, the Bank’s total credit exposure cannot exceed 50 percent of its total assets, or $1.799 billion, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50 percent of total assets is recalculated each quarter. Additionally, at December 31, 2024 we had floating rate junior subordinated debentures of $4.1 million which have been callable at the Bank’s option since June 17, 2009, and quarterly thereafter, and fixed-to-floating rate 10-year subordinated debentures of $40.0 million.

The following table sets forth information concerning balances and interest rates on our overnight borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2024	2023	2022
	(Dollars in Thousands)
Balance at end of year	$-	$-	$60,000
Average balance during year	$2	$804	$1,313
Maximum outstanding at any month end	$-	$65,000	$87,000
Weighted average interest rate at end of year	-%	-%	4.61%
Average interest rate during year	6.33%	4.77%	3.13%

Subsidiaries

We have three non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2024, this company held $111.2 million in securities. As a part of the merger with IAB in April, 2018, the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. Special Asset REO 2, LLC was formed to hold Other Real Estate Owned, but did not have any assets at December 31, 2024. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023. It has not conducted any business as of December 31, 2024.

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

Employee profile

As of December 31, 2024, the Company had 264 full-time employees, 52 part-time employees, and no commissioned employees, for a total of 316 employees. In addition, approximately 63% of the Company’s employees are female and 37% are male, and the average tenure was 6.2 years as of December 31, 2024.

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

The Company is dedicated to recruitment and career development practices that support its employees and promotes diversity in its workforce at all levels of the Company. The Company is committed to having a workforce that reflects the communities in which it serves. Partnerships are in place with several sources to assist in attracting diverse talent from a broad population, including the African American, Asian American, and Latino chamber of commerce affiliations. In addition, career opportunities are shared with colleges and universities with diverse student bodies. The Company’s internship program also serves as a pipeline of diverse talent for full time employment. Other available tools are also utilized to connect with prospective new hires. As of December 31, 2024, 51% of the Company’s employees were persons of color.

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

Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are primarily intended to protect depositors and the deposit insurance funds, rather than to protect shareholders and creditors. The description below is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on the Parent Company or the Bank.

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

Pause on Major Federal Reserve Rulemakings. In January 2025, the Federal Reserve stated that Vice Chair for Supervision Michael Barr would step down from the position, effective, February 28, 2025. The Federal Reserve stated that it will not issue any major rulemakings from the time of the announcement until a new vice chair for supervision is confirmed by the U.S. Senate.

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

The DIF has a designated reserve (target) ratio (“DRR”) of 2.00% of the estimated insured deposits. When the reserve ratio was 1.30 percent as of June 30, 2020, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35 percent within 8 years. However, increased loss provisions associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 that reduced the DIF balance coupled with strong growth in uninsured deposits, resulted in the reserve ratio declining to 1.10 percent as of June 30, 2023. The reserve ratio increased to 1.21 percent as of June 30, 2024. The Restoration Plan maintains the current schedule of assessment rates for all insured depository institutions. Dividends are required to be paid to the industry should the DRR exceed 1.50% but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The assessment base for insured depository institutions is the average consolidated total assets during an assessment period less average tangible equity capital during that assessment period.

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

Community Reinvestment Act. All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered bank, the FDIC is required to assess the institution’s record of compliance with the CRA. On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the Bank in its assessment areas, new methods of calculating credit for lending, investment, and service activities, and additional data collection and reporting requirements. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The rule was expected to take effect on April 1, 2024, with most of its provisions becoming applicable on January 1, 2026, and additional requirements will be applicable on January 1, 2027. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for April 1, 2024. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit.

BCB Community Bank’s latest FDIC CRA rating dated September 20, 2021, was “satisfactory.”

Cyber-security. Federal and state legislation and regulations contain extensive cybersecurity and data privacy provisions. Our regulatory agencies including the CFPB, FDIC, and Federal Reserve also have oversight over us with respect to cybersecurity and data privacy. We are subject to the rules and regulations promulgated under the authority of the CFPB and Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to cybersecurity and data privacy. In addition, effective April 1, 2022, the Federal Reserve and FDIC issued a rule that, among other things, requires a banking organization to notify its primary federal regulator as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the stability of the U.S. financial sector.

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

Compensation. The scope and content of compensation regulation in the financial industry are continuing to develop, and we expect that these regulations and resulting market practices will continue to evolve over a number of years. The federal bank regulatory agencies have issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations, such as the Company and the Bank, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. The SEC has a rule that directs stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and requires companies to disclose their clawback policies and their actions under those policies.

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

Under the Exchange Act, the Company is required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ended December 31, 2024, the Company’s auditors are required to audit our internal control over financial reporting.

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

At December 31, 2024, $2.247 billion, or 74.06 percent, of our loan portfolio consisted of commercial and multi-family real estate loans. We intend to continue to emphasize the origination of these types of loans. Another $342.8 million, or 11.3 percent, of our loan portfolio consisted of commercial business loans. These commercial loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged or the business itself. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

The Bank has further segregated its commercial business portfolio into commercial business express loans that carry higher risk relative to other commercial business loans. The portfolio is relatively new and has not run through its interest-only maturity cycle yet. Our limited time with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of these loans. These loans may have delinquency or charge off levels above our expectations, which could negatively affect our performance.

On December 31, 2024, the size of the business express loans portfolio was $92.9 million and the total loan loss reserves for the portfolio totaled $7.8 million. The significantly higher level of loan loss reserves established for business express loans reflect the higher losses experienced in the portfolio during 2024. During the twelve months of 2024, the Company experienced $10.4 million in net charge offs compared to $704 thousand in net charge offs for the same period in 2023. The elevated charge-offs experienced during 2024 were driven by the deterioration experienced in the business express loans.

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

While we have only been operating for 24 years, we have experienced significant growth in our loan portfolio, particularly in loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our allowance for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

The asset quality of our loan portfolio may continue to deteriorate if the economy falters, resulting in a portion of our loans failing to perform in accordance with their terms. Under such circumstances our profitability will be adversely affected.

At December 31, 2024, we had $152.7 million in classified loans of which none were classified as doubtful or loss. We also had $337.9 million of loans that were classified as special mention. In addition, at that date we had $44.7 million in non-accruing loans, or 1.48 percent of total loans. We have adhered to stringent underwriting standards in the origination of our loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local or broader economy. Should our local or regional economy weaken, our asset quality may deteriorate resulting in losses to the Company.

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

As a result of inflationary pressures and the resulting rapid increases in interest rates in 2022 and 2023, our securities classified as available for sale carry unrealized net loss. The Company’s unrealized net loss on debt securities totaled $6.9 million on a pre-tax basis at December 31, 2024. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could negatively impact the Company’s capital, financial condition, and results of operations. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Commencing in 2022 and continuing into 2023, in response to a pronounced rise in inflation, the Federal Reserve has raised certain benchmark interest rates to combat inflation. As discussed above under CREDIT AND INTEREST RATE RISKS— Changes in interest rates could hurt our profits, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, decreases, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, all of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.

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

Instability in global economic conditions and geopolitical matters could have a material adverse effect on our results of operations and financial condition.

Instability in global economic conditions and geopolitical matters could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. For example, global conflicts (including the continuing conflicts involving Ukraine and the Russian Federation and those in the Middle East) or other similar events, as well as government actions of other restrictions in connection with such events, and trade negotiations between the U.S. and other nations could adversely impact economic and market conditions for the Company and its clients and counterparties. In addition, global supply chain disruptions may cause prolonged inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2024, approximately 89.3 percent of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for credit losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures, or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities, or investment advisory products or services. For the years ended December 31, 2024, and 2023, our net interest income was $92.0 million and $104.1 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

Risks associated with system failures, interruptions, cyber-attacks, or breaches of security, including denial of service attacks, hacking, social engineering attacks targeting our colleagues, contractors, and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential, proprietary, personal and other information, any of which could adversely affect our business or reputation and negatively affect our earnings, as well as create significant legal and financial exposure.

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

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. Cybercrime risks have increased due to the proliferation of new technologies, including AI, and the increased use of electronic and mobile banking activities increased. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently and often are not recognized until launched against a target and may originate from less regulated and remote areas of the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including through online and mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

We use AI in connection with our business and operations, which exposes us to inherent risks that may expose us to material harm.

Artificial Intelligence (AI) in the banking industry refers to the use of advanced algorithms, machine learning, and automation to enhance operational efficiency, improve customer experiences, strengthen security, and optimize financial decision-making. Banks leverage AI for fraud detection, risk assessment, predictive analytics, chatbots for customer service, personalized financial recommendations, and automated regulatory compliance. By analyzing vast amounts of data in real time, AI helps institutions reduce costs, mitigate risks, detect anomalies, and deliver more efficient and secure banking services.

We do not utilize AI for decision-making processes or internal bot usage as any automation within the Bank is driven by macros and predefined rule-based workflows rather than AI-driven models. AI technology, however, is employed within select third-party solutions integrated into our operations. These third-party tools may utilize a limited AI model to support security, risk management, and operational efficiency but do not influence credit, lending, or other decision-making functions within the Bank.

AI is complex and rapidly evolving, and the introduction of AI, a relatively new and emerging technology in the early stages of commercial use, into our business and operations may subject us to new or heightened legal, regulatory, ethical, operational, reputational, or other risks. The models underlying AI may be incorrectly or inadequately designed or implemented and trained on, or otherwise use, data or algorithms that are, and output that may be, incomplete, inadequate, misleading, biased, poor-quality or otherwise flawed, any of which may not be easily detectable. Further, inappropriate or controversial data practices by developers and end-users or other factors adversely affecting public opinion of AI could impair the acceptance of AI, including those incorporated in our business and operations. If the AI that we use is deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal and regulatory action, brand or reputational harm, or other adverse impacts on our business and financial results. Further, there can be no assurance that our use of AI will be successful in enhancing our business or operations or otherwise result in our intended outcomes, and our competitors may incorporate AI into their businesses or operations more quickly or more successfully than us.

AI and the use thereof is also subject to a variety of existing laws and regulations, including fair lending, consumer protection, intellectual property, cybersecurity, data privacy, and equal opportunity, and is expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of evolving review by various governmental and regulatory agencies, and changes in laws and regulations governing AI may adversely affect our ability to use AI. Additionally, various federal, state and foreign governments and regulators have implemented, or are considering implementing, general legal and regulatory frameworks for the appropriate use of AI. It is possible that we will not be able to anticipate how to respond to these rapidly developing laws and regulations. Further, if we do not have sufficient rights to use the data or algorithms on which our AI solutions rely or the output generated thereby, we also may incur liability through the violation of applicable laws and regulations, such as fair lending laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. We may not be able to sufficiently mitigate or detect any of the foregoing risks or concerns given our and other market participants’ lack of experience with using AI, the pace of technological change, and rapid adoption of AI by our business partners and competitors. Any actual or perceived failure to address risks or concerns relating to the use of AI, whether unfounded or not, could adversely affect our business and operations.

The Bank’s reliance on brokered and reciprocal deposits could adversely affect its liquidity and operating results.

Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. At December 31, 2024, the Bank had $177.6 million in brokered certificate deposits. One of the Bank’s sources for brokered deposits is the Certificate of

Deposit Account Registry Service (“CDARS”). At December 31, 2024, the Bank had $27.3 million in CDARS reciprocal deposits and $30.6 million in Insured Cash Sweep or ICS network deposits. These amounts are reciprocal and are not considered brokered deposits under recent regulatory reform.

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

There has also been increased regulatory scrutiny – in the course of routine examinations and otherwise – and new policies and regulations directed towards banks of similar size to the Bank, designed to address the 2023 negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

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

In 2019, the FDIC passed a final rule providing qualifying community banking organizations the ability to opt-in to a new community bank leverage ratio (“CBLR”) framework, (tier 1 capital to average consolidated assets) at 9.0 percent for institutions under $10.0 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized. The Bank decided to opt-in to the new CBLR, effective for the quarter ended March 31, 2020. Pursuant to the “Regulatory Relief Act”, the Federal Reserve Board raised the asset threshold under its Small Bank Holding Company Policy Statement from $1.0 billion to $3.0 billion for bank or savings and loan holding companies are permitted to have debt levels higher than would be permitted for larger holding companies, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. The Company no longer met the definition of a Small Bank Holding Company and the qualifications set forth in the “Regulatory Relief Act” at December 31, 2022 and was subject to the larger company capital requirements at March 31, 2023.

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

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 421 percent of our risk-based capital at December 31, 2024. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our management team and our ability to motivate and retain these individuals and other key personnel. The loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer, and the value of our stock could be materially adversely affected. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel could have an adverse effect on our business, financial condition, or operating results.

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

Management's Role

We recognize the critical importance of developing, implementing, assessing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Senior Management, in collaboration with the Information Technology and Risk Departments, is responsible for the implementation and oversight of the Bank's Cybersecurity Risk Management Program.

Information security risk is systematically reported to our Board of Directors by the Information Technology and Risk Departments through quarterly management reports, ensuring a structured and effective flow of cybersecurity risk information to the Board of Directors. Various committees and working groups are dedicated to monitoring and managing information security risks, including the Cybersecurity Incident Response Team and the Information Technology/Information Security Committee of the Board of Directors. These committees play a pivotal role in establishing and overseeing policies, programs, and guidance that define clear expectations for managing cybersecurity risk.

Due to the evolving nature of cybersecurity threats, we actively engage with external experts to enhance our security expertise. These subject matter experts provide independent evaluations and testing of our cybersecurity risk management framework. Our collaboration with these entities includes regular audits, threat assessments, and consultations on security enhancements to reinforce our security posture.

ITEM 2. PROPERTIES

At December 31, 2024, the Bank conducted its business through an executive office, two administrative offices, and 27 branch offices. 13 offices have drive-up facilities. The Bank has 36 automatic teller machines at its branch facilities and three other off-site locations. The following table sets forth information relating to each of the Bank’s offices at December 31, 2024. The total net book value of the Bank’s premises and equipment at December 31, 2024 was $12.6 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C, Bayonne, New Jersey	2003	$2,106
Administrative and Other Offices
591-597 Avenue C, Bayonne, New Jersey	2010	72	(1)
27 West 18th Street, Bayonne, New Jersey	2014	192	(1)
Branch Offices
860 Broadway, Bayonne, New Jersey	2000	418	(1)
510 Broadway, Bayonne, New Jersey	2003	23	(1)
401 Washington Street, Hoboken, New Jersey	2010	106	(1)
473 Spotswood Englishtown Rd., Monroe Township, New Jersey	2010	85	(1)
611 Avenue C, Bayonne, New Jersey	2010	37	(1)
181 Avenue A, Bayonne, New Jersey	2010	1,912
211 Washington St., Jersey City, New Jersey	2010	-	(1)
200 Valley Street, South Orange, New Jersey	2011	887
378 Amboy Road, Woodbridge, New Jersey	2019	3	(1)
165 Passaic Avenue, Fairfield, New Jersey	2014	-	(1)
354 New Dorp Lane, Staten Island, New York	2015	2	(1)
190 Park Avenue, Rutherford, New Jersey	2015	17	(1)
1500 Forest Avenue, Staten Island, New York	2016	508	(1)
626 Laurel Avenue, Holmdel, New Jersey	2016	11	(1)
734 Ridge Road, Lyndhurst, New Jersey	2016	38	(1)
2000 Morris Avenue, Union, New Jersey	2016	7	(1)
156 Maplewood Avenue, Maplewood, New Jersey	2018	327	(1)
1630 Oak Tree Road, Edison, New Jersey	2018	10	(1)
1452 Route 46 West, Parsippany, New Jersey	2018	20	(1)
781 Newark Avenue, Jersey City, New Jersey	2018	3,111
70 Broadway, Hicksville, New York	2018	-	(1)
10 Schalks Crossing Road, Plainsboro, New Jersey	2018	8	(1)
876 Kinderkamack Road, River Edge, New Jersey	2019	81	(1)
1100 Washington Street, Hoboken, New Jersey	2019	155	(1)
269 Ferry Street, Newark, New Jersey	2020	266	(1)
240 Page Avenue, Staten Island, New York	2023	257	(1)

Net book value of properties		10,659
Net book value of furnishings and equipment		1,910	(2)
Total premises and equipment		$12,569

(1)Leased property

(2)Includes off-site ATMs

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2024, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”

Stockholders.

At March 1, 2025, the Company had approximately 5,900 stockholders of record.

Recent Sales of Unregistered Securities

None.

Dividends

The Company declared and paid cash dividends of $0.16 per share in each quarter for the year ended December 31, 2024. The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

Issuer Purchases of Equity Securities

On December 11, 2020, the Company issued a press release announcing the adoption of a new stock repurchase program, effective December 16, 2020. Under the stock repurchase program, management is authorized to repurchase up to 500,000 shares of the Company’s common stock. On October 17, 2022, the Company issued a press release announcing an amendment to its stock repurchase program. The amendment to the stock repurchase program increased the number of shares yet to be repurchased from 82,350 shares to a total number of 500,000 shares. No shares were repurchased during the three and twelve months ended December 31, 2024.

Compensation Plans

Set forth below is information as of December 31, 2024 regarding equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans that were not approved by shareholders.

Plan
	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price (1)	Number of securities remaining available for issuance under plans
2011 Stock Option Plan	557,600	11.87	-
2018 Equity Incentive Plan	371,175	10.45	-
2023 Equity Incentive Plan	50,000	-	950,000
Equity compensation plans not approved by shareholders	-	-	-
Total	978,775	10.74	950,000

_____________________________

(1)The weighted average exercise price reflects the exercise prices ranging from $10.55-$13.68 per share for options granted under the 2011 Stock Option Plan and the 2018 Equity Incentive Plan. As of December 31, 2023, the 2011 Stock Option Plan and the 2018 Equity Incentive Plan have expired.

Common Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on December 31, 2019 through December 31, 2024, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, as repriced on the SNL Banks Index, and (c) the cumulative total return of the Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100.

		Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
BCB Bancorp, Inc.	100.00	85.00	123.68	149.25	112.27	109.45
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68

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

Allowance for Credit losses

On January 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with a current expected credit losses (“CECL”) model for financial instruments measured at amortized cost and other commitments to extend credit. Loans receivable are presented net of an allowance for credit losses and net deferred loan fees. In determining the appropriate level of the allowance, management considers a combination of factors, such as economic and industry trends, real estate market conditions, size and type of loans in portfolio, nature and value of collateral held, borrowers’ financial strength and credit ratings, and prepayment and default history. The calculation of the appropriate allowance for credit losses relies on econometric models to estimate the quantitative reserves and also the use of qualitative factors to supplement the quantitative calculation. The process of establishing allowance for credit losses is complex and requires a substantial amount of judgment regarding the impact of the aforementioned factors, as well as other factors, on the ultimate realization of loans receivable. In addition, our determination of the amount of the allowance for credit losses is subject to review by the New Jersey Department of Banking and Insurance and the FDIC, as part of their examination process. After a review of the information available, our regulators might require the establishment of an additional allowance. Any increase in the allowance for loan loss required by regulators would have a negative impact on our earnings. Refer to Note 5 of the accompanying consolidated financial statements for additional information on the Company’s allowance for credit loss process.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Based on a qualitative assessment, management determined that the Company’s recorded goodwill totaling $5.2 million, is not impaired as of December 31, 2024.

Financial Condition at December 31, 2024 and 2023

Total assets decreased by $233.3 million, or 6.1 percent, to $3.599 billion at December 31, 2024, from $3.832 billion at December 31, 2023. The decrease in total assets was due to a decrease in loans of $283.4 million, offset by an increase of $37.8 million in cash and cash equivalents. The decrease in loans was primarily from loan sales and payoffs/paydowns that exceeded loan originations.

Total cash and cash equivalents increased by $37.8 million, or 13.5 percent, to $317.3 million at December 31, 2024, from $279.5 million at December 31, 2023. The increase was primarily due to loan sales and payoffs/paydowns that exceeded loan originations.

Loans receivable, net, decreased by $283.4 million, or 8.6 percent, to $2.996 billion at December 31, 2024, from $3.280 billion at December 31, 2023. Total loan decreases during the period included decreases of $187.4 million in commercial real estate multi-family loans, $57.4 million in construction loans, $29.4 million in commercial business loans, $8.4 million in residential 1-4 family loans, and $1.4 million in consumer loans. Home equity loans increased $438 thousand. The allowance for credit losses on loans increased $1.2 million to $34.8 million, or 77.8 percent of non-accruing loans and 1.15 percent of gross loans, at December 31, 2024, as compared to an allowance for credit losses on loans of $33.6 million, or 178.9 percent of non-accruing loans and 1.01 percent of gross loans, at December 31, 2023.

Total investment securities increased by $14.3 million, or 14.8 percent, to $111.2 million at December 31, 2024, from $96.9 million at December 31, 2023, as excess liquidity has been deployed into the securities portfolio.

Deposits decreased by $228.2 million, or 7.7 percent, to $2.751 billion at December 31, 2024, from $2.979 billion at December 31, 2023. A majority of the decline was due to a decrease in certificates of deposit of $193.5 million. The reduction in certificates of deposit was mainly caused by the withdrawal of brokered deposits which was partially offset by an increase in retail time deposits.

Total borrowings decreased by $12.1 million to $498.3 million at December 31, 2024 from $510.4 million at December 31, 2023. The decrease in borrowings was primarily due to the maturity of $18.0 million of FHLB debt that was paid off during 2024. The weighted average interest rate of the Company’s outstanding FHLB advances was 4.35 percent at December 31, 2024 and 4.21 percent at December 31, 2023. The weighted average maturity of such FHLB advances as of December 31, 2024 was 0.97 years. The interest rate of the Company’s subordinated debt balances was 9.25 percent at December 31, 2024 and 8.36 percent at December 31, 2023.

Stockholders’ equity increased by $9.9 million, or 3.1 percent, to $323.9 million at December 31, 2024, from $314.1 million at December 31, 2023. The increase was primarily attributable to the increase in retained earnings of $5.9 million, or 4.4 percent, to $141.9 million at December 31, 2024 from $135.9 million at December 31, 2023. The increase in retained earnings was due to current year net income of $18.6 million offset primarily by $12.3 million in dividends paid.

Analysis of Net Interest Income

Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.

The following table sets forth average balance sheets, yields and costs, and certain other information for the years indicated. All average balances are daily average balances. No tax-equivalent yield adjustments have been made as the amounts are not significant. The yields set forth below include the effect of deferred fees, discounts and premiums, which are included in interest income.

	Year ended December 31, 2024			Year ended December 31, 2023			Year ended December 31, 2022
	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (2)	$3,196,538	$172,046	5.38%	$3,281,334	$169,559	5.17%	$2,626,710	$123,577	4.70%
Investment securities (3)	99,733	5,331	5.35	100,000	5,106	5.11	109,604	4,731	4.32
Interest-earning deposits	308,248	16,632	5.40	270,659	13,695	5.06	274,649	3,133	1.14
Total interest-earning assets	3,604,519	194,009	5.38%	3,651,993	188,360	5.16%	3,010,963	131,441	4.37%
Non-interest-earning assets	124,441			123,651			106,712
Total assets	$3,728,960			$3,775,644			$3,117,675
Interest-bearing liabilities:
Interest-bearing demand accounts	$553,013	$9,701	1.75%	$658,023	$8,426	1.28%	$751,708	$2,970	0.40%
Money market accounts	372,205	12,457	3.35	334,353	8,489	2.54	350,207	2,313	0.66
Savings accounts	264,430	620	0.23	305,778	620	0.20	340,232	449	0.13
Certificates of deposit	1,153,235	55,442	4.81	980,617	39,157	3.99	614,346	6,889	1.12
Total interest-bearing deposits	2,342,883	78,220	3.34	2,278,771	56,692	2.49	2,056,493	12,621	0.61
Borrowed funds	511,916	23,768	4.64	594,564	27,606	4.64	149,354	4,875	3.26
Total interest-bearing liabilities	2,854,799	101,988	3.57%	2,873,335	84,298	2.93%	2,205,847	17,496	0.79%
Non-interest-bearing liabilities	554,037			602,691			636,217
Total liabilities	3,408,836			3,476,026			2,842,064
Stockholders' equity	320,124			299,618			275,611
Total liabilities and stockholders' equity	3,728,960			3,775,644			3,117,675
Net interest income		$92,021			$104,062			$113,945
Net interest rate spread (4)			1.81%			2.22%			3.57%
Net interest margin (5)			2.55%			2.85%			3.78%

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

	Years Ended December 31,
	2024 vs. 2023				2023 vs. 2022				2022 vs. 2021
	Increase (Decrease) Due to				Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$(4,382)	$7,051	$(182)	$2,487	$30,798	$12,155	$3,029	$45,982	$13,825	$1,854	$238	$15,917
Investment securities	(13)	239	(1)	225	(415)	865	(76)	374	39	731	7	777
Interest-earning deposits	1,902	909	126	2,937	(45)	10,764	(156)	10,563	(261)	3,344	(909)	2,174
Total interest-earning assets	(2,493)	8,199	(57)	5,649	30,338	23,784	2,797	56,919	13,603	5,929	(664)	18,868
Interest expense:
Interest-bearing demand accounts	(1,345)	3,117	(497)	1,275	(370)	6,656	(830)	5,456	475	(138)	(24)	313
Money market deposits	961	2,701	306	3,968	(105)	6,579	(298)	6,176	72	540	23	635
Savings deposits	(84)	97	(13)	-	(46)	241	(24)	171	36	(86)	(6)	(56)
Certificates of Deposits	6,893	7,985	1,407	16,285	4,107	17,643	10,519	32,269	(538)	1,389	(122)	729
Borrowings	(3,837)	(1)	-	(3,838)	14,532	2,060	6,139	22,731	(578)	1,478	(205)	695
Total interest-bearing liabilities	2,588	13,899	1,203	17,690	18,118	33,179	15,506	66,803	(533)	3,183	(334)	2,316
Change in net interest income	$(5,081)	$(5,700)	$(1,260)	$(12,041)	$12,220	$(9,395)	$(12,709)	$(9,884)	$14,136	$2,746	$(330)	$16,552

Results of Operations for the Years Ended December 31, 2024 and 2023

Net income decreased by $10.9 million, or 36.8 percent, to $18.6 million for the twelve months of 2024 from $29.5 million for the twelve months of 2023. The decrease in net income was driven, primarily, by a $12.0 million decrease in net interest income, or 11.6 percent, and an increase in the provision for credit losses by $5.5 million, partially offset by a $4.3 million decrease in the income tax provision and a $3.5 million decrease in non-interest expense.

Net interest income decreased by $12.0 million, or 11.6 percent, to $92.0 million for the first twelve months of 2024 from $104.1 million for the twelve months of 2023. The decrease in net interest income resulted from an increase in interest expense of $17.7 million, partly offset by an increase in interest income of $5.6 million.

Interest income increased by $5.6 million, or 3.0 percent, to $194.0 million for the twelve months of 2024, from $188.4 million for the twelve months of 2023. The increase was due to an increase of 22 basis points in the yield on interest earning assets, from 5.16 percent to 5.38 percent. Offsetting this, somewhat, was a decrease in average interest earning assets of $47.5 million, which was comprised of a decrease in average loans of $84.8 million offset by an increase in average other interest-earning assets of $37.6 million.

Interest expense increased by $17.7 million, or 21.0 percent, to $102.0 million for 2024, from $84.3 million for 2023. This increase resulted primarily from an increase in the average rate on interest-bearing liabilities of 64 basis points to 3.57 percent for the twelve months of 2024, from 2.93 percent for the twelve months of 2023. Offsetting this was a decrease in average interest-bearing liabilities of $18.5 million over the same comparable time period.

Net interest margin was 2.55 percent for the twelve months of 2024, compared to 2.85 percent for the twelve months of 2023. The decrease in the net interest margin compared to the prior period was largely the result of an increase in the cost of the Bank’s interest-bearing liabilities.

During the twelve months of 2024, the Company experienced $10.4 million in net charge offs compared to $704 thousand in net charge offs for the same period in 2023. The provision for credit losses was $11.6 million for the twelve months of 2024 compared to $6.1 million for the same period in 2023. The elevated charge-offs experienced during 2024 were driven by the deterioration experienced in the Bank’s business express loans as these loans moved through the interest-only maturity cycle during the year. Management has taken several steps to closely monitor, and address asset quality issues related to the business express loans. A strict policy of establishing specific reserves once the business express loans hit the 60-days delinquent status with a charge-off executed once the loans hit the 90-days delinquent mark ensures a proactive approach for dealing with credit quality issues in the portfolio. The business express loans have a relatively short loss history that started to develop during 2024. Management is committed in ensuring that its view on the lifetime losses embedded in the portfolio remains current as more empirical data becomes available. Management has also established a team of asset recovery experts who are closely working with the Bank’s business express loan customers to ensure a positive outcome for both our customers and the Bank. Although business express loans are charged-off once they reach the 90-days delinquent status, the Bank’s asset recovery and legal teams continue to work with these customers to recover losses recognized by the Bank. Refer to the Lending Activities section of this 10K for additional details on the business express loans.

Non-interest income decreased by $1.1 million to $2.9 million for the twelve months of 2024 from $4.1 million for the twelve months of 2023. The decrease was due to losses on sales of loans of $5.3 million in 2024. This was offset by realized and unrealized gains on equity investments of $379 thousand in 2024, which was $3.7 million greater than realized and unrealized loss incurred in 2023, and income on Bank-owned Life Insurance (BOLI), which was $883 thousand higher, in 2024. The realized and unrealized gains or losses on equity investments are based on prevailing market conditions.

Non-interest expense decreased by $3.5 million, or 5.7 percent, to $57.1 million for the twelve months of 2024 from $60.6 million for the same period in 2023. The decrease in operating expenses for 2024 was driven primarily by decreases in salaries and employee benefits of $2.6 million and advertising and promotional costs of $485 thousand. The 2023 salaries and benefits expense included a previously disclosed one-time payment of $1.17 million to a former executive officer.

The income tax provision decreased by $4.3 million, or 36.6 percent to $7.6 million for the twelve months of 2024 from $12.0 million for the same period in 2023, due to reduced taxable income in 2024. The consolidated effective tax rate was 29.1 percent for the twelve months of 2024 compared to 28.9 percent for the twelve months of 2023.

Results of Operations for the Years Ended December 31, 2023 and 2022

The results of operations comparison of 2023 compared to 2022 can be found in the Company’s previously filed Annual Report on Form 10-K for the year-ended December 31, 2023 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”- Results of Operations for the Years Ended December 31, 2023 and 2022 on pages 28 and 29.

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

At December 31, 2024 and 2023, the Company had no overnight borrowings outstanding with the FHLB, respectively. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $498.3 million at December 31, 2024 as compared to $510.4 million at December 31, 2023.

At December 31, 2024, the Company had the ability to obtain additional funding from the FHLB of $135.7 million and $333.0 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $1.001 billion at December 31, 2024. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of December 31, 2024 and a significant amount of available borrowing capacity with FHLB and Federal Reserve Bank Discount Window.

At December 31, 2024 and 2023, the capital ratios of the Bank exceeded the quantitative capital ratios required for an institution to be considered “well-capitalized” under prompt corrective action provisions.

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of BCB Bancorp, Inc. and subsidiaries. This document may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of said safe harbor provisions. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in this Annual Report on Form 10-K and in other documents filed with the Securities and Exchange Commission. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions, and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved or realized. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, changes in market interest rates, general economic conditions, legislation, and regulation; changes in monetary and fiscal policies of the United States Government, including policies of the United States Treasury and Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, loans, deposits and investment products in our local markets; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical and technological factors affecting the our operations, pricing and services, and those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as may be required by law.

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2024. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for a decrease of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of December 31, 2024. The following sets forth the Company’s NPV as of December 31, 2024.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+100bp	$367,584	$(20,780)	(5.35)%	10.68%	(0.41)%
PAR	388,363	-	-	11.09	-
-100bp	404,684	16,320	4.20	11.36	0.27
-200bp	413,816	25,452	6.55	11.43	0.34
-300bp	420,368	32,005	8.24	11.40	0.31

_________

bps-basis point

The table above indicates that at December 31, 2024, in the event of a 100-basis point decrease in interest rates, we would experience a 0.27 basis point increase in NPV, as compared to a 0.66 percent decrease at December 31, 2023.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BCB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 7, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans Evaluated on a Collective Basis

As described in Notes 2 and 5 to the financial statements, the Company has recorded an allowance for credit losses on loans (“ACL”) in the amount of $34.8 million as of December 31, 2024, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date.

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

•External model validation of the third-party model for appropriateness of model usage along with recalculation of model results

•Completeness and accuracy of loan data

•Evaluation of model assumptions including economic forecasts and loss-given default rates

•Development of qualitative adjustments to model results

Addressing the above matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures also included, among others, reviewing the Company’s model validation ensuring appropriate recalculation of the models used along with management’s review of model validation results, testing various assumptions used in the calculation, testing management’s process for determining the qualitative reserve component, evaluating the appropriateness of management’s methodology relating to the qualitative reserve component and testing the completeness and accuracy of data utilized by management.

/s/ Wolf & Company, P.C.

Auditor ID: 392

Boston, Massachusetts

March 7, 2025

We have served as the Company’s auditor since 2018.

.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BCB Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited BCB Bancorp Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023 and each of the years in the three-year period then ended and our report dated March 7, 2025 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Auditor ID: 392

Boston, Massachusetts

March 7, 2025

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2024	2023
	(In Thousands, Except Share and Per Share Data)
ASSETS

Cash and amounts due from depository institutions	$14,075	$16,597
Interest-earning deposits	303,207	262,926
Total cash and cash equivalents	317,282	279,523

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value	101,717	87,769
Equity investments, at fair value	9,472	9,093
Loans held for sale	-	1,287
Loans receivable, net of allowance for credit losses of $34,789 and
$33,608, respectively	2,996,259	3,279,708
Federal Home Loan Bank of New York stock, at cost	24,272	24,917
Premises and equipment, net	12,569	13,057
Accrued interest receivable	15,176	16,072
Deferred income taxes	17,181	18,213
Goodwill and other intangibles	5,253	5,253
Operating lease right-of-use assets	12,686	12,935
Bank-owned life insurance ("BOLI")	76,040	73,407
Other assets	10,476	10,428
Total Assets	$3,599,118	$3,832,397

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$520,387	$536,264
Interest bearing deposits	2,230,471	2,442,816
Total deposits	2,750,858	2,979,080
FHLB Advances	455,361	472,811
Subordinated debentures	42,961	37,624
Operating lease liability	13,139	13,315
Other liabilities	12,874	15,512
Total Liabilities	3,275,193	3,518,342

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,496 shares of Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2024 and 2,528 shares of Series I 3.0% and Series J 8.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2023	-	-
Additional paid-in capital preferred stock	24,723	25,043
Common stock: no par value; 40,000,000 shares authorized, issued 20,296,748 and 20,138,294 at December 31, 2024 and December 31, 2023, respectively, outstanding 17,062,777 shares and 16,904,323 shares, at December 31, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital common stock	200,935	198,923
Retained earnings	141,853	135,927
Accumulated other comprehensive loss	(5,239)	(7,491)
Treasury stock, at cost, 3,233,971 and 3,233,971 shares at December 31, 2024 and December 31, 2023, respectively	(38,347)	(38,347)
Total Stockholders' Equity	323,925	314,055

Total Liabilities and Stockholders' Equity	$3,599,118	$3,832,397

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023	2022
	(In Thousands, Except for Per Share Data)
Interest and dividend income:
Loans, including fees	$172,046	$169,559	$123,577
Mortgage-backed securities	1,378	880	564
Other investment securities	3,953	4,226	4,167
FHLB stock dividends and other interest-earning assets	16,632	13,695	3,133
Total interest and dividend income	194,009	188,360	131,441
Interest expense:
Deposits:
Demand and money market accounts	22,158	16,915	5,283
Savings and club	620	620	449
Certificates of deposit	55,442	39,157	6,889
	78,220	56,692	12,621
Borrowings	23,768	27,606	4,875
Total interest expense	101,988	84,298	17,496
Net interest income	92,021	104,062	113,945
Provision (benefit) for credit losses	11,570	6,104	(3,075)
Net interest income after provision (benefit) for credit losses	80,451	97,958	117,020
Non-interest income:
Fees and service charges	4,717	5,334	4,816
BOLI income	2,633	1,751	2,671
(Loss) gain on sale of loans	(5,325)	36	129
Gain on sales of other real estate owned	-	77	-
Realized and unrealized gain (loss) on equity investments	379	(3,361)	(6,269)
Other	536	251	248
Total non-interest income	2,940	4,088	1,595
Non-interest expense:
Salaries and employee benefits	28,229	30,827	28,021
Occupancy and equipment	10,247	10,340	10,627
Data processing service fees	6,960	6,968	6,033
Professional fees	2,416	2,735	3,766
Director fees	1,151	1,083	1,253
Regulatory assessments	3,530	3,585	1,243
Advertising and promotional	863	1,348	941
Other real estate owned, net	-	7	10
Other	3,725	3,698	3,611
Total non-interest expense	57,121	60,591	55,505
Income before income tax provision	26,270	41,455	63,110
Income tax provision	7,647	11,972	17,531
Net Income	$18,623	$29,483	$45,579
Preferred stock dividends	1,832	702	796
Net Income available to common stockholders	$16,791	$28,781	$44,783
Net Income per common share-basic and diluted
Basic	$0.99	$1.71	$2.64
Diluted	$0.99	$1.70	$2.58
Weighted average number of common shares outstanding
Basic	17,007	16,870	16,969
Diluted	17,018	16,932	17,349

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Net Income	$18,623	$29,483	$45,579
Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	2,507	(1,493)	(10,327)
Net unrealized gains (losses)	2,507	(1,493)	(10,327)
Tax effects	(618)	355	2,560
Net-of-tax amount	1,889	(1,138)	(7,767)
Benefit Plans:
Actuarial gain	519	131	212
Income tax (expense) benefit	(156)	7	(64)
Net-of-tax amount	363	138	148
Total other comprehensive income (loss)	2,252	(1,000)	(7,619)
Comprehensive income	$20,875	$28,483	$37,960

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In Thousands, Except Per Share Data)
Balance at December 31, 2021	$-	$-	$222,850	$81,171	$(31,125)	$1,128	$274,024

Net income	-	-	-	45,579	-	-	45,579
Other comprehensive (loss)	-	-	-	-	-	(7,619)	(7,619)
Redemption of Series D and G Preferred Stock	-	-	(14,730)	-	-	-	(14,730)
Issuance of Series I Preferred Stock	-	-	6,810	-	-	-	6,810
Exercise of Stock Options (72,846 shares)	-	-	220	-	-	-	220
Stock-based compensation expense	-	-	1,132	-	-	-	1,132
Dividends payable on Series D 4.5%, Series G 6%, Series H 3.5% and Series I 3% noncumulative perpetual preferred stock	-	-	-	(796)	-	-	(796)
Cash dividends on common stock ($0.64 per share declared)	-	-	-	(10,379)	-	-	(10,379)
Dividend Reinvestment Plan	-	-	466	(466)	-	-	-
Stock Purchase Plan	-	-	419	-	-	-	419
Treasury Stock Purchases (198,976 shares)	-	-	-	-	(3,406)	-	(3,406)
Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254

Effect of adopting ASU No. 2016-13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	29,483	-	-	29,483
Other comprehensive (loss)	-	-	-	-	-	(1,000)	(1,000)
Redemption of Series H Preferred Stock	-	-	(11,230)	-	-	-	(11,230)
Issuance of Series J Preferred Stock	-	-	15,270		-	-	15,270
Exercise of Stock Options (51,372 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	593	-	-	-	593
Dividends payable on Series H 3.5%, Series I 3.0% and Series J 8% noncumulative perpetual preferred stock	-	-	-	(702)	-	-	(702)
Cash dividends on common stock ($0.64 per share declared)	-	-	-	(10,440)	-	-	(10,440)
Dividend Reinvestment Plan	-	-	393	(393)	-	-	-
Stock Purchase Plan	-	-	1,355	-	-	-	1,355
Treasury Stock Purchases (266,753 shares)	-	-	-	-	(3,816)	-	(3,816)
Balance at December 31, 2023	$-	$-	$223,966	$135,927	$(38,347)	$(7,491)	$314,055

Net income	-	-	-	18,623	-	-	18,623
Other comprehensive income	-	-	-	-	-	2,252	2,252
Redemption of Series I Preferred Stock	-	-	(10,010)	-	-	-	(10,010)
Issuance of Series J and K Preferred Stock	-	-	9,690	-	-	-	9,690
Stock-based compensation expense	-	-	767	-	-	-	767
Dividends payable on Series I 3.0% and Series J 8% noncumulative perpetual preferred stock	-	-	-	(1,833)	-	-	(1,833)
Cash dividends on common stock ($0.64 per share declared)	-	-	-	(10,443)	-	-	(10,443)
Dividend Reinvestment Plan	-	-	421	(421)	-	-	-
Stock Purchase Plan	-	-	824	-	-	-	824
Ending balance at December 31, 2024	$-	$-	$225,658	$141,853	$(38,347)	$(5,239)	$323,925

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
Cash flows from Operating Activities:	(In Thousands)
Net income	$18,623	$29,483	$45,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,713	1,978	2,246
Amortization and accretion, net	(1,464)	(2,533)	(1,607)
Provision (benefit) for credit losses	11,570	6,104	(3,075)
Deferred income tax expense (benefit)	258	(2,537)	(1,007)
Loans originated for sale	(4,874)	(2,964)	(6,608)
Proceeds from sale of loans	40,096	2,371	7,031
Loss (gain) on sales of loans	5,325	(36)	(129)
Gain on sales of fixed asset	(4)	-	-
Realized and unrealized loss (gain) on equity investments	(379)	3,361	6,269
Gain from sales of other real estate owned	-	(77)	-
Increase in cash surrender value of BOLI	(2,633)	(1,751)	(2,671)
Stock-based compensation expense	767	593	1,132
Net change in accrued interest receivable	896	(2,617)	(4,272)
Net change in other assets	(48)	(890)	(1,552)
Net change in accrued interest payable	(582)	2,704	2,022
Net change in other liabilities	(1,537)	1,969	(2,469)
Net Cash Provided by Operating Activities	67,727	35,158	40,889
Cash flows from Investing Activities:
Proceeds from repayments, calls, and maturities on securities	3,769	14,745	10,102
Purchases of securities	(15,224)	(12,498)	(27,468)
Proceeds from sales of securities	-	5,232	1,232
Proceeds from sales of premises	4	-	-
Proceeds from BOLI	-	-	3,500
Proceeds from sales of other real estate owned	-	152	-
Proceeds from sale of loans held in portfolio	6,127	-	-
Net decrease (increase) in loans receivable	228,676	(231,622)	(734,321)
Additions to premises and equipment	(1,225)	(4,527)	(518)
Purchase (redemption) of Federal Home Loan Bank of New York stock	645	(4,804)	(14,029)
Net Cash Provided by (Used In) Investing Activities	222,772	(233,322)	(761,502)
Cash flows from Financing Activities:
Net (decrease) increase in deposits	(228,222)	167,473	250,205
Proceeds from Federal Home Loan Bank of New York Long Term Advances	-	400,000	150,000
Repayments Federal Home Loan Bank of New York Long Term Advances	(18,000)	(150,000)	-
Net change in Federal Home Loan Bank of New York Short Term Advances	-	(160,000)	160,000
Purchase of treasury stock	-	(3,816)	(3,406)
Cash dividends paid on common stock	(10,443)	(10,440)	(10,379)
Cash dividends paid on preferred stock	(1,833)	(702)	(796)
Net proceeds from issuance of common stock	824	1,355	419
Net proceeds from issuance of preferred stock	9,690	15,270	6,810
Payments for redemption of preferred stock	(10,010)	(11,230)	(14,730)
Net proceeds from issuance of subordinated debt	38,754	-	-
Net payment from redemption of subordinated debt	(33,500)	-	-
Exercise of stock options	-	418	220
Net Cash (Used In) Provided by Financing Activities	(252,740)	248,328	538,343
Net (Decrease) Increase in Cash and Cash Equivalents	37,759	50,164	(182,270)
Cash and Cash Equivalents-Beginning	279,523	229,359	411,629
Cash and Cash Equivalents-Ending	$317,282	$279,523	$229,359

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Supplementary Cash Flow Information
Cash paid during the year for:
Income taxes	$6,879	$18,027	$18,804
Interest	$102,570	$81,594	$15,475

See accompanying notes to consolidated financial statements.

Note 1 - Organization

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the NASDAQ Global Market and trades under the symbol “BCBP”.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of December 31, 2024, operated at 27 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. Special Asset REO 2 had no assets at December 31, 2024. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the years then ended. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and a determination as to possible impairment of goodwill. Management believes that the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area. Management’s assessment regarding impairment of securities is based on future projections of cash flow which are subject to change. Management performed a quantitative assessment of goodwill and determined there was no impairment as of December 31, 2024.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2024, and the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-earning deposits in other banks having original maturities of three months or less.

Note 2 - Summary of Significant Accounting Policies (continued)

Debt Securities

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities (“AFS”) and reported at fair value, with unrealized holding gains or losses, net of applicable deferred income taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There were no debt securities classified as held-to-maturity on December 31, 2024, and 2023.

For debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies, and have a long history of no credit losses.

Discounts on securities are amortized/accreted to maturity using the interest method. Premiums on securities are amortized to maturity or the earliest call date for callable securities using the interest method. Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, are recognized in the consolidated financial statements when earned.

Loans Held For Sale

Loans held for sale consist primarily of residential mortgage loans intended for sale and are carried at the lower of cost or estimated fair market value using the aggregate method. These loans are generally sold with servicing rights released. Gains and losses recognized on loan sales are based upon the cash proceeds received and the amortized cost of the related loans sold.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Allowance for Credit losses

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated statements of financial condition. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated statements of financial condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense.

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

Allowance for Credit Losses on Off-Balance Sheet Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. As noted above, the allowance for credit losses on unfunded loan commitments is included in other liabilities on the consolidated statements of financial condition and the related credit expense is recorded in other non-interest expense in the consolidated statements of operations.

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies, and have a long history of no credit losses.

Accrued Interest Receivable

The Company made an accounting policy election to exclude accrued interest receivable from the amortized cost basis of loans and available-for-sale securities. Accrued interest receivable on loans and securities is reported as a component of accrued interest receivable on the consolidated statements of financial condition. Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the FHLB system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. Such stock is carried at cost. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. No impairment charges were recorded related to the FHLB of New York stock during 2024, 2023 or 2022.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2024 and 2023 the Bank owned no foreclosed properties.

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

Fair Value Hierarchy

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Mortgage Servicing Rights

The Company recognizes as separate assets the rights to service mortgage loans for others. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial asset recognized for originated mortgage servicing rights (“MSR”) is measured at fair value. The estimated fair value of MSR is obtained through independent third-party valuations through an analysis of future cash flows, incorporating assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings as a component of fees and service charges. Subsequent increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

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

Goodwill and Other Intangible Assets

Goodwill resulting from a business combination is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired as of the acquisition date. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized but tested for impairment at least annually. The Company has selected October 31 as the date to perform the annual goodwill impairment test.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, which would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the consolidated statements of operations. The Company did not recognize any interest and penalties for the years ended December 31, 2024, 2023, or 2022. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2023, 2022, and 2021. The tax years subject to examination by the State taxing authorities are the years ended December 31, 2023, 2022, and 2021.

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the years ended December 31, 2024 and 2023, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the year ended December 31, 2024, the Company had 436,000 shares considered to be anti-dilutive. For the year ended December 31, 2023, the Company had 6,476 shares considered to be anti-dilutive.

	For the Year Ended December 31,
	2024			2023			2022
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)
Net income	$18,623			$29,483			$45,579
Basic earnings per share-
Income available to
Common stockholders	$16,791	17,007	$0.99	$28,781	16,870	$1.71	$44,783	16,969	$2.64
Effect of dilutive securities:
Stock options		11			62			380
Diluted earnings per share-
Income available to
Common stockholders	$16,791	17,018	$0.99	$28,781	16,932	$1.70	$44,783	17,349	$2.58

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

Benefit Plans

The Company acquired, through the merger with Pamrapo Bancorp, Inc., a non-contributory defined benefit pension plan covering all eligible employees of Pamrapo Savings Bank. Effective January 1, 2010, the defined benefit pension plan (the “Pension Plan”), was frozen by Pamrapo Savings Bank. All benefits for eligible participants accrued in the Pension Plan to January 1, 2010, have been retained. The benefits are based on years of service and employee’s compensation. The Pension Plan is funded in conformity with funding requirements of applicable government regulations. Prior service costs for the Pension Plan generally are amortized over the estimated remaining service periods of employees.

The Bank entered into a Supplemental Executive Retirement Agreement (the “SERP Agreement”) with its previous Chief Executive Officer (“the CEO”) in December 2021. Upon the CEO’s retirement, the Bank will provide for a monthly retirement payment for his lifetime. The SERP Agreement provides the CEO with supplemental retirement income payable in the form of a life annuity. Upon the Executive’s separation from service after reaching normal retirement age (age 65), for any reason other than death, benefit payments will commence on the first day of the second month following CEO’s separation from service, payable monthly and continuing for the CEO’s lifetime. The monthly benefit payment will be $10,000 and is expected to commence in February 2025. The amount charged to expense follows the vesting schedule in the SERP Agreement and was $44,632, $350,000, and $328,000 during the years ended December 31, 2024, 2023 and 2022, respectively.

Note 2 – Summary of Significant Accounting Policies (continued)

Operating Segments

The Company operates as a single reportable segment under ASC 280, as the Chief Operating Decision Maker (CODM) reviews financial performance and allocates resources based on the consolidated results of the Company as a whole.  The Company, through its bank subsidiary, provides banking services to individuals and companies primarily in New Jersey and New York. These services include commercial lending, residential lending, and consumer lending, checking, savings and time deposits, and cash management.  The CODM primarily evaluates performance using net interest income and net income as reported in the consolidated statement of operations. The Company’s primary measure of profitability is net interest income, which represents interest earned on loans and investment securities, net of interest expense on deposits and borrowings. In addition, the CODM considers net income as a key measure of overall financial performance. The Company’s CODM is the President & Chief Executive Officer.

Other performance indicators regularly reviewed by management include:

•Net Interest Margin (NIM) – Measures the profitability of interest-earning assets.

•Return on Assets (ROA) and Return on Equity (ROE) – Evaluates efficiency and shareholder returns.

•Efficiency Ratio – Assesses cost management by comparing non-interest expense to total revenue.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU require a tabular reconciliation using both percentages and reporting currency amounts, with prescribed categories and separate disclosure of reconciling items with an effect equal to 5% or more of the amount determined by multiplying pretax income (or loss) from continuing operations by the applicable statutory income tax rate; a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions when 5% or more of total income taxes paid, net of refunds received. The ASU also includes other amendments to improve the effectiveness of income tax disclosures. The update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The transition method is prospective with retrospective method permitted. The Company is currently evaluating the impact on disclosures.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require public entities with reportable segments to provide additional and more detailed disclosures. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption permitted. The adoption of ASU 2023-07 did not have an impact on its consolidated financial statements.

In March 2022, FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the existing accounting guidance for troubled debt restructures ("TDRs") by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors and instead requires that an entity evaluate whether a modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. All amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of this standard did not have a material effect on the Company's financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ASU 2016-13, and related guidance, requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. The Company adopted ASU 2016-13 on January 1, 2023, for all financial assets measured at amortized cost and off-balance sheet credit exposures using the modified retrospective method. Results for the twelve months ended December 31, 2023, are presented under ASC 326, Financial Instruments – Credit Losses, while prior period amounts continue to be reported with previously applicable GAAP and have not been restated. Effective January 1, 2023, the Company recorded a $4.2 million decrease in allowance for credit losses on loans that is referred to as the current expected credit loss (“CECL”) methodology (previously allowance for loan losses), an elimination of $1.1 million of reserves related to acquired loans, and a $1.3 million increase related to allowance for off-balance sheet credit exposures included in other liabilities section of the consolidated statements of financial condition, which resulted in a total cumulative effect adjustment of $2.9 million and an increase to retained earnings, a component of the stockholders’ equity (net of tax). Further information regarding the impact of CECL can be found in Note 5 – Loan Receivable and Allowance for Credit Losses.

Note 3 - Related Party Transactions

The Bank leases a property from New Bay, LLC. (“New Bay”), a limited liability company 100 percent owned by Directors of the Bank and the Company. In conjunction with the lease, New Bay substantially removed the pre-existing structure on the site and constructed a new building suitable to the Bank for its banking operations. Under the terms of the lease, the cost of this project was reimbursed to New Bay by the Bank. The amount reimbursed, which occurred during the year 2000, was $943,000, and is included in premises and equipment under the caption “Building and improvements” (see Note 6). On May 1, 2006, the Bank renegotiated the lease to a twenty-five-year term. The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the consolidated statements of operations for 2024, 2023 and 2022, within occupancy expense. The rent is to be adjusted every five years thereafter at the fair market rental value. The Bank expects to pay $165,000 in rental expense for the year 2025.

On March 6, 2014, the Bank entered into a ten-year lease of property in Rutherford, New Jersey with 190 Park Avenue, LLC, which is owned by Directors of the Bank and the Company. The rent is $8,958 per month and lease payments of $117,000, $105,000 and $102,000 were made in years 2024, 2023 and 2022, which is reflected in the consolidated statements of operations within occupancy expense. The Bank expects to pay $109,645 in rental expense for the year 2025. This was renewed in April 2024 for 10 years.

On August 3, 2018, the Bank entered into a ten-year lease of property in River Edge, New Jersey with 876 Kinderkamack, LLC, which is owned by a majority of the Directors of the Bank and the Company. The rent is $8,240 per month and lease payments of $99,000, $97,000 and $96,000 were made in the years 2024, 2023 and 2022, which is reflected in the consolidated statements of operations within occupancy expense. The Bank expects to pay $98,880 in rental expense for the year 2025.

On April 2, 2021, the Bank renewed a five-year lease of property in Lyndhurst, New Jersey with 734 Ridge Realty, LLC, which is owned by Directors of the Bank and the Company. The rent is $7,718 per month and lease payments of $93,000, $93,000 and $93,000 were made in years 2024, 2023 and 2022, which is reflected in the consolidated statements of operations within occupancy expense. The Bank expects to pay $93,000 in rental expense for the year 2025.

Note 4- Securities

Equity Securities

Equity securities are reported at fair value on the Company’s consolidated statements of financial condition. The Company’s portfolio of equity securities had an estimated fair value of $9.5 million and $9.1 million as of December 31, 2024, and December 31, 2023, respectively. Included in this category are equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

Equity securities are generally required to be measured at fair value with market value adjustments being reflected in net income.

The following table presents the disaggregated net gains and losses on equity securities reported in the consolidated statements of operations (In Thousands):

	For the Twelve Months Ended December 31, 2024	For the Twelve Months Ended December 31, 2023	For the Twelve Months Ended December 31, 2022
Net gains (losses) recognized during the period on equity securities	$379	$(3,361)	$(6,269)
Less: Net losses recognized during the period on equity securities sold during the period	-	(24)	(59)
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$379	$(3,337)	$(6,210)

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

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$1,286	$-	$57	$1,229
More than five to ten years	2,395	-	135	2,260
More than ten years	45,345	188	3,508	42,025
Sub-total:	49,026	188	3,700	45,514

Corporate Debt Securities:
More than one to five years	37,488	-	1,081	36,407
More than five to ten years	22,076	-	2,280	19,796
Sub-total:	59,564	-	3,361	56,203

Total Debt Securities Available-for-Sale	$108,590	$188	$7,061	$101,717

Note 4- Securities (continued)

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities
More than one to five years	$605	$-	$24	$581
More than five to ten years	4,147	-	230	3,917
More than ten years	32,833	192	2,910	30,115
Sub-total:	37,585	192	3,164	34,613

Corporate Debt Securities:
More than one to five years	8,981	-	197	8,784
More than five to ten years	50,583	-	6,211	44,372
Sub-total:	59,564	-	6,408	53,156

Total Debt Securities Available-for-Sale	$97,149	$192	$9,572	$87,769

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available-for-sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2024
Residential mortgage-backed securities	$10,558	$127	$24,673	$3,573	$35,231	$3,700
Corporate Debt Securities	2,985	19	51,918	3,342	54,903	3,361
	$13,543	$146	$76,591	$6,915	$90,134	$7,061

December 31, 2023
Residential mortgage-backed securities	$5,316	$98	$22,153	$3,066	$27,469	$3,164
Corporate Debt Securities	-	-	51,856	6,408	51,856	6,408
	$5,316	$98	$74,009	$9,474	$79,325	$9,572

At December 31, 2024, thirty-four residential mortgaged-backed securities, and twenty corporate debt securities have unrealized losses with aggregate depreciation of 10% and 6%, respectively.

At December 31, 2023, thirty-one residential mortgage-backed securities, and twenty corporate debt securities have unrealized losses with aggregate depreciation of 10% and 11%, respectively.

Note 5 - Loans Receivable and Allowance for Credit losses

The following table presents the recorded investment in loans receivable at December 31, 2024 and December 31, 2023 by segment and class:

	December 31, 2024	December 31, 2023
	(In Thousands)
Loans:
Residential one-to-four family	$239,870	$248,295
Commercial and multi-family	2,246,677	2,434,115
Construction	135,434	192,816
Commercial business	249,852	269,274
Business express	92,947	102,928
Home equity (1)	66,769	66,331
Consumer	2,235	3,643
Total Loans	3,033,784	3,317,402
Less:
Deferred loan fees, net	(2,736)	(4,086)
Allowance for credit losses	(34,789)	(33,608)
	(37,525)	(37,694)
Total Loans, net	$2,996,259	$3,279,708

(1) Includes home equity lines of credit.

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

Note 5 - Loans Receivable and Allowance for Credit losses (continued)

At December 31, 2024 and 2023, loans serviced by the Bank for the benefit of others totaled $116.5 million and $135.4 million, respectively.

Related-Party Loans

The Bank grants loans to its officers and directors and to their associates. The activity with respect to loans to directors, officers and associates of such persons, is as follows:

	Years Ended December 31,
	2024	2023
	(In Thousands)
Balance – beginning	$28,208	$26,265
Loans originated	-	2,882
Collections of principal	(1,703)	(939)
Balance - ending	$26,505	$28,208

Allowance for Credit losses

The Company engages a third-party vendor to assist in the CECL calculation and has established a robust internal governance framework to oversee the quarterly estimation process for the allowance for credit losses (“ACL”). The ACL calculation methodology relies on regression-based discounted cash flow (“DCF”) models that correlate relationships between certain financial metrics and external market and macroeconomic variables. The following are some of the key factors and assumptions that are used in the Company’s CECL calculations:

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

Note 5- Loans Receivable and Allowance for Credit losses (continued)

The following tables set forth the activity in the Bank’s allowance for credit losses and recorded investment in loans receivable at December 31, 2024, December 31, 2023 and December 31, 2022. The table also details the amount of total loans receivable, which are evaluated individually, and collectively, for impairment, and the related portion of the allowance for credit losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family	Construction	Commercial Business	Business Express	Home Equity (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, December 31, 2023	$2,344	$16,301	$3,841	$5,811	$4,542	$691	$78	$-	$33,608

Charge-offs	-	(531)	-	(1,799)	(8,038)	-	(467)	-	(10,835)
Recoveries	48	-	-	371	27	-	-	-	446
Provision (benefit)	(445)	(4,064)	(1,821)	6,354	11,238	(97)	405	-	11,570
Ending Balance, December 31, 2024	$1,947	$11,706	$2,020	$10,737	$7,769	$594	$16	$-	$34,789

Ending Balance attributable to loans:
Individually evaluated	$-	$1,473	$-	$4,725	$5,619	$-	$-	$-	$11,817
Collectively evaluated	1,947	10,233	2,020	6,012	2,150	594	16	-	22,972
Ending Balance, December 31, 2024	$1,947	$11,706	$2,020	$10,737	$7,769	$594	$16	$-	$34,789

Loans Receivables:
Individually evaluated	$853	$64,735	$586	$11,163	$5,619	$443	$-	$-	$83,399
Collectively evaluated	239,017	2,181,942	134,848	238,689	87,328	66,326	2,235	-	2,950,385
Total Gross Loans	$239,870	$2,246,677	$135,434	$249,852	$92,947	$66,769	$2,235	$-	$3,033,784

(1) Includes home equity lines of credit.

	Residential	Commercial & Multi-family	Construction	Commercial Business	Business Express	Home Equity (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance, December 31, 2022	2,474	21,749	2,094	4,495	872	485	24	180	32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(7,123)	1,387	1,734	(316)	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,626	$3,481	$6,229	$556	$667	$31	$-	$28,208

Charge-offs	-	-	-	-	(805)	-	-	-	(805)
Recoveries	45	-	-	29	11	16	-	-	101
Provision (benefit)	(319)	1,675	360	(447)	4,780	8	47	-	6,104
Ending Balance, December 31, 2023	$2,344	$16,301	$3,841	$5,811	$4,542	$691	$78	$-	$33,608

Ending Balance attributable to loans:
Individually evaluated	$-	$990	$310	$2,132	$797	$-	$-	$-	$4,229
Collectively evaluated	2,344	15,311	3,531	3,679	3,745	691	78	-	29,379
Ending Balance, December 31, 2023	$2,344	$16,301	$3,841	$5,811	$4,542	$691	$78	$-	$33,608

Loans Receivables:
Individually evaluated	$444	$42,259	$4,292	$6,015	$797	$212	$-	$-	$54,019
Collectively evaluated	247,851	2,391,856	188,524	263,259	102,131	66,119	3,643	-	3,263,383
Total Gross Loans	$248,295	$2,434,115	$192,816	$269,274	$102,928	$66,331	$3,643	$-	$3,317,402

(1) Includes home equity lines of credit.

Note 5- Loans Receivable and Allowance for Credit losses (continued)

	Residential	Commercial & Multi-family	Construction	Commercial Business	Business Express	Home Equity (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance, December 31, 2021	$4,094	$22,065	$2,231	$8,000	$-	$533	$14	$182	$37,119

Charge-offs	-	-	-	(2,095)	-	-	-	-	(2,095)
Recoveries	23	-	-	191	-	12	198	-	424
Provision (credit)	(1,643)	(316)	(137)	(1,601)	872	(60)	(188)	(2)	(3,075)
Ending Balance, December 31, 2022	$2,474	$21,749	$2,094	$4,495	$872	$485	$24	$180	$32,373

Ending Balance attributable to loans:
Individually evaluated	$196	$-	$518	$2,066	$-	$4	$-	$-	$2,784
Collectively evaluated	2,278	21,749	1,576	2,429	872	481	24	180	29,589
Ending Balance, December 31, 2022	$2,474	$21,749	$2,094	$4,495	$872	$485	$24	$180	$32,373

Loans Receivables:
Individually evaluated	$5,147	$15,397	$3,180	$3,821	$-	$727	$-	$-	$28,272
Collectively evaluated	244,976	2,329,832	141,751	211,619	66,567	56,161	3,240	-	3,054,146
Total Gross Loans	$250,123	$2,345,229	$144,931	$215,440	$66,567	$56,888	$3,240	$-	$3,082,418

(1) Includes home equity lines of credit.

The following table presents the activity in the allowance for credit losses on off-balance sheet exposures for the years ended December 31, 2024, and 2023.

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Allowance for Credit Losses:
Beginning Balance	$694	$-
Impact of adopting ASU No. 2016-13 ("CECL") effective January 1, 2023	-	1,266
Provision (benefit) for credit losses	119	(572)
	$813	$694

Note 5- Loans Receivable and Allowance for Credit losses (continued)

The tables below set forth the amounts and types of nonaccrual loans in the Bank’s loan portfolio at December 31, 2024, and 2023, respectively. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of December 31, 2024, nonaccrual loans differed from the amount of total loans past due greater than 90 days due to loans 90 days past due but still accruing interest or loans that were previously 90 days past due both of which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of December 31, 2024
	(in Thousands)
	Nonaccrual loans with an Allowance for Credit Losses	Nonaccrual loans without an Allowance for Credit Losses	Total Nonaccrual loans	Amortized Cost of Loans Past Due 90 Days and Still Accruing
Residential one-to-four family	$534	$853	$1,387	$-
Commercial and multi-family	4,823	28,151	32,974	6,049
Construction	-	586	586	-
Commercial business	5,208	2,425	7,633	-
Business express	1,706	191	1,897	1,677
Home equity (1)	-	231	231	-
Total	$12,271	$32,437	$44,708	$7,726

(1) Includes home equity lines of credit.

	As of December 31, 2023
	(in Thousands)
	Nonaccrual loans with an Allowance for Credit Losses	Nonaccrual loans without an Allowance for Credit Losses	Total Nonaccrual loans	Amortized Cost of Loans Past Due 90 Days and Still Accruing
Residential one-to-four family	$-	$270	$270	$-
Commercial and multi-family	2,029	6,655	8,684	-
Construction	2,312	1,980	4,292	-
Commercial business	2,599	2,892	5,491	-
Business express	-	-	-	-
Home equity (1)	-	46	46	-
Total	$6,940	$11,843	$18,783	$-

(1) Includes home equity lines of credit.

Had nonaccrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2024 and 2023 would have been approximately $5.6 million and $1.9 million, respectively. Interest income recognized on loans returned to accrual was approximately $1.4 million and $314,000, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2024, there were $7.7 million in loans which were more than ninety days past due and still accruing interest. At December 31, 2023, there were no loans that were more than ninety days past due and still accruing interest.

Note 5- Loans Receivable and Allowance for Credit losses (continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2024:

			Greater Than				Loans Receivable
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans	>90 Days
	Past Due	Past Due	Past Due	Due	Current	Receivable	and Accruing
	(In Thousands)
Residential one-to-four family	$3,229	$-	$302	$3,531	$236,339	$239,870	$-
Commercial and multi-family	8,279	2,673	30,903	41,855	2,204,822	2,246,677	6,049
Construction	-	1,829	586	2,415	133,019	135,434	-
Commercial business	9,125	580	3,795	13,500	236,352	249,852	-
Business express	6,714	3,452	3,141	13,307	79,640	92,947	1,677
Home equity (1)	1,846	18	231	2,095	64,674	66,769	-
Consumer	-	-	-	-	2,235	2,235	-
Total	$29,193	$8,552	$38,958	$76,703	$2,957,081	$3,033,784	$7,726

(1) Includes home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2023:

			Greater Than				Loans Receivable
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans	>90 Days
	Past Due	Past Due	Past Due	Due	Current	Receivable	and Accruing
	(In Thousands)
Residential one-to-four family	$4,701	$-	$270	$4,971	$243,324	$248,295	$-
Commercial and multi-family	1,853	7,876	6,842	16,571	2,417,544	2,434,115	-
Construction	3,641	-	586	4,227	188,589	192,816	-
Commercial business	2,314	363	1,081	3,758	265,516	269,274	-
Business express	1,922	248	50	2,220	100,708	102,928	-
Home equity (1)	907	-	-	907	65,424	66,331	-
Consumer	-	-	-	-	3,643	3,643	-
Total	$15,338	$8,487	$8,829	$32,654	$3,284,748	$3,317,402	$-

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

The following table shows the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted for the twelve months ended December 31, 2024.

	For the Twelve Months Ended December 31, 2024
	(In Thousands)
	Number	Payment Delay	Term Extension	Rate & Term Reduction	Total Principal	% of Total Class of Financing Receivable
Residential one-to-four family	1	$173	$-	$-	$173	0.07%
Commercial and multi-family	1	-	-	15,036	15,036	0.67
Commercial business	1	1,294	-	-	1,294	0.52
Business express	276	-	63,299	-	63,299	68.10
	279	$1,467	$63,299	$15,036	$79,802	2.63%

The following table presents loan modifications made during 2024 by payment status as of December 31, 2024.

	For the Twelve Months Ended December 31, 2024
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Residential one-to-four family	$-	$173	$-	$-	$-	$173
Commercial and multi-family	15,036	-	-	-	-	15,036
Commercial business	-	-	-	-	1,294	1,294
Business express	62,791	74	-	-	434	63,299
	$77,827	$247	$-	$-	$1,728	$79,802

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts.

The Company did not have any loans that were both experiencing financial difficulty and modified during the twelve months ended During 31, 2023.

Note 5 - Loans Receivable and Allowance for Credit losses (continued)

Criticized and Classified Assets

The Company’s policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”

When the Company classifies problem assets, the Company may establish general allowances for credit losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for credit losses generally do not qualify as regulatory capital. As of December 31, 2024, the Company had $152.7 million in assets classified as substandard, of which $83.4 million were individually evaluated. As of December 31, 2023, the Company had $85.7 million in assets classified as substandard, of which $54.0 were also individually evaluated. The loans classified as substandard are comprised of unsecured commercial loans, and commercial loans secured by commercial real estate, commercial business assets, and residential real estate. The loans that have been classified substandard were classified as such primarily due to payment status, because updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

Note 5 - Loans Receivable and Allowance for Credit losses (continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2024, and 2023 (In Thousands):

Loans by Year of Origination at December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$12,059	$16,586	$47,544	$37,639	$28,550	$92,376	$-	$-	$234,754
Special Mention	-	-	3,555	-	-	174	-	-	3,729
Substandard	-	-	301	173	-	913	-	-	1,387
Total one-to-four family	$12,059	$16,586	$51,400	$37,812	$28,550	$93,463	$-	$-	$239,870

Commercial and multi-family
Pass	$9,105	$202,931	$631,493	$157,054	$166,242	$709,239	$2,610	$-	$1,878,674
Special Mention	-	9,761	132,712	37,600	9,232	47,756	140	-	237,201
Substandard	-	10,115	33,958	13,070	11,782	61,877	-	-	130,802
Total Commercial and multi-family	$9,105	$222,807	$798,163	$207,724	$187,256	$818,872	$2,750	$-	$2,246,677

Construction
Pass	$4	$34,906	$37,625	$-	$-	$-	$5,824	$-	$78,359
Special Mention	-	1,521	3,792	47,174	3,745	-	-	-	56,232
Substandard	-	257	-	-	586	-	-	-	843
Total Construction	$4	$36,684	$41,417	$47,174	$4,331	$-	$5,824	$-	$135,434

Commercial business
Pass	$-	$2,477	$266	$475	$3,711	$28,902	$163,444	$663	$199,938
Special Mention	-	8,874	-	1,878	194	4,835	20,298	409	36,488
Substandard	-	-	-	-	-	5,884	7,542	-	13,426
Total Commercial business	$-	$11,351	$266	$2,353	$3,905	$39,621	$191,284	$1,072	$249,852

Business express
Pass	$-	$-	$-	$-	$-	$-	$23,739	$59,189	$82,928
Special Mention	-	-	-	-	-	-	1,506	2,894	4,400
Substandard	-	-	-	-	-	-	3,082	2,537	5,619
Total Business express	$-	$-	$-	$-	$-	$-	$28,327	$64,620	$92,947

Home equity
Pass	$300	$3,767	$1,369	$501	$549	$5,754	$51,829	$2,186	$66,255
Special Mention	-	-	-	-	-	18	-	-	18
Substandard	-	-	53	-	81	-	-	362	496
Total Home equity	$300	$3,767	$1,422	$501	$630	$5,772	$51,829	$2,548	$66,769

Consumer
Pass	$623	$1,117	$389	$5	$95	$-	$6	$-	$2,235
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$623	$1,117	$389	$5	$95	$-	$6	$-	$2,235

Total Loans	$22,091	$292,312	$893,057	$295,569	$224,767	$957,728	$280,020	$68,240	$3,033,784

Gross charge-offs	$446	$20	$-	$174	$-	$1,133	$8,381	$681	$10,835

Note 5 - Loans Receivable and Allowance for Credit losses (continued)

Loans by Year of Origination at December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$17,080	$53,623	$38,178	$31,420	$12,067	$93,764	$-	$-	$246,132
Special Mention	-	492	91	-	-	-	-	-	583
Substandard	-	-	1,310	-	-	270	-	-	1,580
Total one-to-four family	$17,080	$54,115	$39,579	$31,420	$12,067	$94,034	$-	$-	$248,295

Commercial and multi-family
Pass	$222,435	$778,076	$224,823	$214,768	$50,755	$824,375	$1,922	$-	$2,317,154
Special Mention	9,908	34,375	-	-	529	4,453	140	-	49,405
Substandard	-	14,931	4,023	3,575	-	45,027	-	-	67,556
Total Commercial and multi-family	$232,343	$827,382	$228,846	$218,343	$51,284	$873,855	$2,062	$-	$2,434,115

Construction
Pass	$21,730	$74,180	$59,564	$21,462	$-	$5,878	$5,710	$-	$188,524
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	1,394	-	586	-	2,312	-	-	4,292
Total Construction	$21,730	$75,574	$59,564	$22,048	$-	$8,190	$5,710	$-	$192,816

Commercial business
Pass	$3,179	$297	$2,967	$4,234	$7,080	$33,675	$201,008	$150	$252,590
Special Mention	-	-	-	-	317	830	4,410	-	5,557
Substandard	-	-	-	-	-	4,703	6,424	-	11,127
Total Commercial business	$3,179	$297	$2,967	$4,234	$7,397	$39,208	$211,842	$150	$269,274

Business express
Pass	$-	$-	$-	$-	$-	$-	$101,531	$-	$101,531
Special Mention	-	-	-	-	-	-	600	-	600
Substandard	-	-	-	-	-	-	797	-	797
Total Business express	$-	$-	$-	$-	$-	$-	$102,928	$-	$102,928

Home equity
Pass	$5,022	$1,487	$553	$769	$1,280	$6,181	$50,111	$553	$65,956
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	46	-	-	-	-	117	212	375
Total Home equity	$5,022	$1,533	$553	$769	$1,280	$6,181	$50,228	$765	$66,331

Consumer
Pass	$1,497	$471	$1,521	$109	$39	$-	$6	$-	$3,643
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$1,497	$471	$1,521	$109	$39	$-	$6	$-	$3,643

Total Loans	$280,851	$959,372	$333,030	$276,923	$72,067	$1,021,468	$372,776	$915	$3,317,402

Gross charge-offs	$-	$-	$-	$-	$-	$-	$805	$-	$805

Note 6 - Premises and Equipment

Premises and equipment as of December 31, 2024, 2023 and 2022 consists of the following:

	December 31,
	2024	2023	2022
	(In Thousands)
Land	$1,646	$1,646	$1,447
Buildings and improvements	10,048	10,023	6,514
Leasehold improvements	12,160	12,009	12,750
Furniture, fixtures and equipment	8,364	8,928	9,111
	32,218	32,606	29,822
Accumulated depreciation and amortization	(19,649)	(19,549)	(19,314)
	$12,569	$13,057	$10,508

Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 was $1.7 million, $2.0 million, and $2.2 million, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Note 7 - Interest Receivable

The distribution of accrued interest receivable at December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
	(In Thousands)
Loans	$14,344	$15,188
Securities	832	884
	$15,176	$16,072

Note 8 – Deposits

The distribution of deposits at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(In Thousands)
Demand:
Non-interest bearing	$520,387	$536,264
Interest bearing	553,731	564,912
Money market	395,004	370,934
	1,469,122	1,472,110
Savings and club	252,491	284,273
Certificates of deposit	1,029,245	1,222,697
	$2,750,858	$2,979,080

Deposits of certain municipalities and local government agencies are collateralized by $32.2 million of investment securities and by a $320.0 million Municipal Letter of Credit with the FHLB.

At December 31, 2024, and 2023, certificates of deposit of $250,000 or more totaled approximately $398.0 million and $341.9 million, respectively.

At December 31, 2024, deposits from officers, directors and their associates totaled approximately $69.3 million.

The scheduled maturities of certificates of deposit at December 31, 2024, were as follows (In thousands):

Amount
2025	$1,001,024
2026	23,500
2027	2,228
2028	1,112
2029	816
Thereafter	565
$1,029,245

As of December 31, 2024, and 2023, the Company had $177.6 and $505.4 million in brokered certificate deposits, respectively. The Company had no brokered demand deposits at December 31, 2024 and 2023. Reciprocal deposits are not considered brokered deposits under applicable regulations.

Note 9 - Short-Term Debt and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2024	2023

	Amount	Amount
	(In Thousands)
Balance at end of period	$-	$-
Average balance outstanding during the year	$2	$60,941
Highest month-end balance during the year	$-	$350,000
Average interest rate during the year	6.42%	5.25%
Weighted average interest rate at year-end	-%	-%

Long-term debt consists of the following:

		December 31,
		2024		2023
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,
	2024	-%	$-	0.48%	$18,000
	2025	4.15	220,361	4.15	219,811
	2026	4.53	235,000	4.53	235,000
		4.35%	$455,361	4.21%	$472,811

FHLB advances are presented net of unamortized prepayment penalties totaling $439,000 at December 31, 2024 and $988,000 at December 31, 2023.

At December 31, 2024 and 2023, loans with carrying values of approximately $1.4 billion and $1.7 billion, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. In addition, at December 31, 2024 and 2023, loans with carrying values of approximately $546.7 million and $497.4 million, respectively, were pledged with the Federal Reserve Discount window. There were no outstanding borrowings with the Federal Reserve at December 31, 2024, and 2023. No securities were pledged for borrowings at December 31, 2024 and 2023.

At December 31, 2024, the Company had the ability to obtain additional funding from the FHLB of $135.7 million and $333.0 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral.

The Bank’s total credit exposure cannot exceed 50.0 percent of its total assets, or $1.799 billion, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50.0 percent of total assets is recalculated each quarter.

Note 10 – Subordinated Debt

On August 29, 2024, the Company issued $40 million of fixed-to-floating subordinated debentures (the “New Notes”) in a private placement to certain qualified institutional investors. The New Notes have a 10-year term and bear interest at a fixed rate of 9.250% for the first five years of the term. The fixed interest rate is payable semiannually for the first five years and will be reset quarterly thereafter to the then-current three-month SOFR (defined below) plus 582 basis points. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Company used the net proceeds from the offering to repurchase $33.5 million of subordinated debt issued on July 30, 2018 (the “Old Notes”) and for general corporate purposes. The Tier 2 capital credit related to the Old Notes started to amortize as the Old Notes reached their five-year anniversary on August 1, 2023. Subordinated debt included associated deferred costs of $1.2 million at December 31, 2024.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly and had been equal to the three-month LIBOR plus 2.65%. They mature on June 17, 2034.

In accordance with the Adjustable Interest Rate Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month CME Term SOFR as the applicable successor rate for the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At December 31, 2024, the interest rate for the trust preferred securities was 7.260%.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule established a new common equity (“C/E”) Tier 1 minimum capital requirement (4.5 percent of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4.0 percent to 6.0 percent of risk-weighted assets) and assigned a higher risk weight (150 percent) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings and defined benefit plan obligations to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Bank exercised the opt-out election.

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

The Bank opted into the community bank leverage ratio (tier 1 capital to average consolidated assets) (“CBLR”) framework, with a minimum requirement of 9% for institutions under $10 billion in assets. Such institutions meeting that requirement may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized.

At December 31, 2024 and December 31, 2023, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2024
Bank
Community Bank Leverage Ratio	$363,697	10.03%	$290,087	8.00%	$326,348	9.00%

As of December 31, 2023
Bank
Community Bank Leverage Ratio	$350,749	9.09%	$308,608	8.00%	$347,184	9.00%

Note 11 - Regulatory Matters (continued)

The following tables set forth the regulatory capital ratios for the Company as well as the regulatory requirements for the year ended December 31, 2024, and 2023.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2024
Bancorp
Total Capital (to Risk-Weighted Assets)	$400,591	12.89%	$248,621	8.00%	$310,777	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	326,965	10.52	186,482	6.00	186,482	6.00
C/E Tier 1 Capital (to Risk-Weighted Assets)	298,118	9.59	139,889	4.50	-	-
Tier 1 Capital (to adjusted total assets)	326,965	9.02	144,996	4.00	-	-

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2023
Bancorp
Total Capital (to Risk-Weighted Assets)	$379,562	11.14%	$272,564	8.00%	$340,705	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	319,154	9.37	204,422	6.00	204,422	6.00
C/E Tier 1 Capital (to Risk-Weighted Assets)	289,987	8.51	153,317	4.50	-	-
Tier 1 Capital (to adjusted total assets)	319,154	8.27	154,315	4.00	-	-

For the Company to be “well capitalized” under Federal Reserve definitions for bank holding companies, the Company is only required to have a Tier 1 Capital to Risk Weighted Assets ratio of at least 6.00% and a Total Capital to risk Weighted Assets ratio of at least 10.00%.

As of December 31, 2024, and 2023, the most recent notification from the Company and the Bank’s regulators categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Company’s or the Bank’s category.

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

The following tables set forth the Pension Plan's funded status at December 31, 2024, 2023 and 2022 and components of net periodic pension cost for the years ended December 31, 2024, 2023 and 2022:

Change in Benefit Obligation:	December 31,
	2024	2023	2022
	(In Thousands)
Benefit obligation, beginning of year	$4,802	$4,935	$6,492
Interest cost	224	238	178
Actuarial gain (1)	(256)	(25)	(1,362)
Benefits paid	(363)	(346)	(363)
Lump sum distributions	(179)	-	(10)
Benefit obligation, ending	$4,228	$4,802	$4,935
Change in Plan Assets:
Fair value of assets, beginning of year	$6,012	$5,965	$7,144
Actual return on plan assets	612	393	(806)
Benefits paid	(363)	(346)	(363)
Lump sum distributions	(179)	-	(10)
Fair value of assets, ending	$6,082	$6,012	$5,965
Fair value of assets	$6,082	$6,012	$5,965
Projected benefit obligation	4,228	4,802	4,935
Funded status, included in other assets, net	$1,854	$1,210	$1,030
Valuation assumptions used to determine benefit obligation at period end:
Discount rate	5.54%	4.83%	5.02%
Salary increase rate	N/A	N/A	N/A

(1) Actuarial gain comes about when the actual plan results are more favorable than the actuarial assumptions used to perform the calculations. The primary actuarial assumptions used are interest and mortality as well as the rate of return on the plan assets. Differences between expected and actual results in each year are included in the net actuarial gain.

Net Periodic Pension Expense:	December 31,
	2024	2023	2022
	(In Thousands)
Interest cost	$224	$238	$178
Expected return on assets	(350)	(346)	(417)
Amortization of net loss	-	55	66
Net periodic pension benefit	$(126)	$(53)	$(173)
Valuation assumptions used to determine net periodic benefit for the year:
Discount rate	4.83%	5.02%	2.83%
Long term rate of return on plan assets	6.00%	6.00%	6.00%
Salary increase rate	N/A	N/A	N/A

At December 31, 2024, 2023 and December 31, 2022, unrecognized net losses of $62,000, $580,000 and $559,000, respectively, were included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30.

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

Note 12 - Benefits Plan (continued)

The fair values of the Pension Plan assets at December 31, 2024, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$1,035	$1,035	$-	$-
Large-Cap Growth (b)	-	-	-	-
Diversified Emerging Markets (f)	88	88	-	-
Large Blend (d)	1,253	1,253	-	-
Technology (g)	168	168	-	-
Mutual Funds-Fixed Income
Long Government (h)	38	38	-	-
Multi-Sector Bond (c)	1,181	1,181	-	-
High Yield Bond (e)	622	622	-	-
Intermediate Core Bond (i)	595	595
BCB Common Stock	590	590	-	-
Cash Equivalents
Money Market	512	512	-	-
Total	$6,082	$6,082	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2023, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$1,120	$1,120	$-	$-
Large-Cap Growth (b)	261	261	-	-
Diversified Emerging Markets (f)	95	95	-	-
Large Blend (d)	1,025	1,025	-	-
Technology (g)	137	137	-	-
Mutual Funds-Fixed Income
Long Government (h)	46	46	-	-
Multi-Sector Bond (c)	1,244	1,244	-	-
High Yield Bond (e)	648	648	-	-
Intermediate Core Bond (i)	656	656	-	-
BCB Common Stock	666	666	-	-
Cash Equivalents
Money Market	114	114	-	-
Total	$6,012	$6,012	$-	$-

a)Large Cap value portfolios invest primarily in big U.S. companies that are less expensive or growing more slowly than other large-cap stocks. Stocks in the top 70 percent of the capitalization of the U.S. equity market are defined as large cap. Value is defined based on low valuations (low price ratios and high dividend yields) and slow growth (low growth rates for earnings, sales, book value, and cash flow).

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

Note 12 - Benefits Plan (continued)

The Company does not expect to contribute, based upon actuarial estimates, to the Pension Plan in 2025.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2025	$374
2026	373
2027	374
2028	371
2029	361
2030-2034	1,619

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

The following table presents the share-based compensation expense for the years ended December 31, 2024, 2023 and 2022 (In Thousands).

	Years Ended December 31,
	2024	2023	2022
Stock Option Expense	$128	$133	$216
Restricted Stock Expense	639	460	916
Total share-based compensation expense	$767	$593	$1,132

The following is a summary of the status of the Company’s restricted shares as of December 31, 2024.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	86,752	$ 14.98
Granted	50,000	9.44
Vested	(50,227)	13.85
Forfeited	(1,725)	14.92
Non-vested at December 31, 2024	84,800	$ 12.38

The remaining non-vested restricted shares outstanding as of December 31, 2024, will be charged to expense in 2025-2027, totaling $636,000.

Note 12 - Benefits Plan (continued)

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2023	1,036,975	$9.03-13.68	$11.72	4.47	$6,502
Options forfeited	-	-	-	-	-
Options exercised (1)	(61,000)	9.03	9.03	-	-
Options granted	-	-	-	-	-
Options expired	-	-	-	-	-
Outstanding at December 31, 2023	975,975	$10.55-13.68	$11.89	3.83	$984
Options forfeited	-	-	-	-	-
Options exercised (2)	(2,000)	12.19	12.19	-	-
Options granted	-	-	-	-	-
Options expired	(80,000)	13.32	13.32	-	-
Outstanding at December 31, 2024	893,975	$10.55-13.68	$11.76	3.16	$355
Exercisable at December 31, 2024	799,955

(1) Includes 9,628 cashless exercise of options during 2023.

(2) Includes 2,000 cashless exercise of options during 2024.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 94,020 shares of unvested options outstanding as of December 31, 2024, is $150,000 and will be recognized over a weighted average period of 2.14 years.

There were no options awarded during the years ended December 31, 2024, and 2023.

Supplemental Executive Retirement Plan

The Bank entered into a Supplemental Executive Retirement Agreement (the “SERP Agreement”) with its former Chief Executive Officer (“the CEO”) in December 2021, payable in the form of a life annuity.

The SERP Agreement was an unfunded arrangement maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The cost of the benefit is being amortized over a three-year vesting period beginning in 2021. The Bank recorded compensation expense of $45,000, $350,000, and $328,000 related to the Plan during the years ended December 31, 2024, 2023 and 2022, respectively. For each of the years ended December 31, 2025, and 2026, the anticipated expense is $50,000 and $49,000, respectively. The Bank has elected to fund the retirement benefit by purchasing annuities that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreement, totaling $1.80 million, which is included in other assets.

Note 13 – Stockholders’ Equity

On December 31, 2024, the Company completed a private placement of 497 shares of Series K 6% Noncumulative Perpetual Stock, par value $0.01 per share (the “Series K Preferred Stock”), resulting in gross proceeds of $4,970,000.

On November 30, 2024, the Company redeemed 1,001 outstanding shares of its Series I 3.0% Noncumulative Perpetual Preferred Stock, at their face value of $10,000 per share, for a total redemption amount of $10,010,000.

On September 25, 2024, the Company closed a private placement of Series J 8% Noncumulative Perpetual Stock, par value $0.01 per share (the “Series J Preferred Stock”), resulting in gross proceeds of $1,360,000 for 136 shares.

On June 21, 2024, the Company closed a private placement of Series J Preferred Stock, resulting in gross proceeds of $670,000 for 67 shares.

On March 29, 2024, the Company closed a private placement of Series J Preferred Stock, resulting in gross proceeds of $2,690,000 for 269 shares.

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

Amortization expense of the core deposit intangibles was $129,000, and $49,000 for the years ended December 31, 2023, and 2022, respectively. The core deposit intangibles were fully amortized during the year ended December 31, 2023. The amount of goodwill at December 31, 2024 and 2023 was $5.2 million, respectively.

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

The Company conducts impairment analysis on goodwill at least annually or more often as conditions require. Pursuant to ASC 350-20-35, the Company conducted a qualitative assessment of goodwill as of October 31, 2024, and determined that it was more likely than not that goodwill was not impaired. Accordingly, there was no impairment at December 31, 2024.

Note 15 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors of the Company, and compliance with regulatory requirements. State and federal law and regulations impose limitations on the Bank’s ability to pay dividends to the Company. Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of no less than 50 percent of its capital stock or, if not, the payment of the dividend will not reduce the Bank’s surplus. During 2024, 2023, and 2022, the Bank paid the Company total dividends of $19,387,000, $20,580,000, and $22,338,000, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

Note 16 - Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Current income tax expense:
Federal	$4,529	$8,917	$12,323
State	2,860	5,592	6,215
	7,389	14,509	18,538
Deferred income tax benefit:
Federal	351	(1,634)	(967)
State	(93)	(903)	(40)
	258	(2,537)	(1,007)
Total Income Tax Expense	$7,647	$11,972	$17,531

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2024	2023
Deferred income tax assets:	(In Thousands)
Allowance for credit losses	$10,176	$9,805
Benefit plans	7	-
Nonaccrual interest	749	176
Benefit plan-accumulated other comprehensive loss	10	166
Net operating loss carry forwards	1,070	1,166
Lease liability	3,756	3,806
Unrealized loss on securities	2,149	2,860
Capital loss carryover (1)	477	477
Deferred fees and costs	782	1,168
Other	2,077	3,002
	21,253	22,626
Deferred income tax liabilities:
Purchase accounting adjustment on premises and equipment acquired	69	71
Right-of-use assets	3,626	3,697
SBA servicing asset	252	319
Borrowing modification	125	282
Benefit plans	-	44
	4,072	4,413
Net Deferred Tax Asset	$17,181	$18,213

(1) Tax benefit relating to capital loss on securities sold in 2023 which will expire in 2028.

Note 16 - Income Taxes (continued)

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2024	2023
	(In Thousands)
Balance at beginning of year:	$18,213	$16,462
Effect of adopting ASU No. 2016-13 ("CECL")	-	(1,148)
Deferred tax benefit	(258)	2,537
Other comprehensive income
Available-for-sale securities	(618)	355
Benefit plan	(156)	7
Balance at end of year	$17,181	$18,213

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management has considered the profitability of current core operations, future market growth, forecasted earnings, future taxable income, and ongoing, feasible and permissible tax planning strategies. If the Company was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which temporary differences are deductible and carry forwards are available. The Company believes it will generate sufficient future taxable income and taxable gains to realize the tax benefits related to the remaining net deferred tax assets in our consolidated statements of financial condition.

In conjunction with the Company’s acquisition of IA Bancorp in 2018, the Company acquired a federal net operating loss carry forward of $8.7 million. This carry forward is available for use through 2035; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $459,000 annually on a cumulative basis (portions of the $459,000 not used in a particular year may be added to subsequent usage). At December 31, 2024 and 2023, the Company had approximately $5.1 million and $5.6 million remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes.

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 21.0 percent to income before income tax expense.

	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Federal income tax expense at statutory rate	$5,517	$8,706	$13,253
Increases (decreases) in income taxes resulting from:
State income tax, net of federal income tax effect	2,186	3,704	4,878
Tax-exempt income	(13)	(30)	(63)
Bank-owned life insurance earnings	(553)	(368)	(561)
Other items, net	510	(40)	24
Effective Income Tax Expense	$7,647	$11,972	$17,531
Effective Income Tax Rate	29.1%	28.9%	27.8%

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

Outstanding loan related commitments were as follows:

	December 31,
	2024	2023	2022
	(In Thousands)
Loan origination commitments	$1,505	$975	$165,579
Standby letters of credit	2,450	13,353	3,701
Construction loans in process	16,673	63,395	96,905
Unused lines of credit	173,169	235,329	218,865
	$193,797	$313,052	$485,050

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

Note 17- Commitments and Contingencies (continued)

Leases

At December 31, 2024, the Company leased 26 of its offices under various operating lease agreements. The leases have remaining terms of 1 year to 12 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

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

The Company includes in its determination of its lease liability and concurrent right-of-use asset those renewal or purchase options for which it is reasonably certain it will exercise. Currently, the Company does not expect to exercise such purchase options and, accordingly, those are excluded in the determination of the lease liabilities and the concurrent right-of-use assets.

The Company has elected not to recognize a lease liability and a right-of-use asset for leases with a lease term of 12 or fewer months.

To calculate its lease liabilities, the Company used a discount rate based upon the applicable borrowing rates of the Federal Home Loan Bank at the inception of the lease agreement, which corresponds to the length of the lease term.

Note 17- Commitments and Contingencies (continued)

The following tables present certain information related to the Company’s lease obligations (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Operating lease cost	$3,596	$3,591
Variable lease cost-operating leases	1,096	1,056
	$4,692	$4,647

	At December 31, 2024	At December 31, 2023
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$12,686	$12,935

Operating Lease Liabilities:
Current liabilities	$3,189	$3,094
Operating lease liabilities (noncurrent portion)	11,299	11,526
Imputed interest	(1,349)	(1,305)
Total operating lease liabilities	$13,139	$13,315

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

	2024		2023
Weighted Average Remaining Lease Term
Operating leases	5.39	years	5.77	years

Weighted Average Discount Rate
Operating leases	3.40%		3.02%

The following table summarizes the Company’s maturity of lease obligations for operating leases at December 31, 2024 (in thousands):

Maturities of lease liabilities (discounted):
At December 31, 2024
Operating Leases
One year or less	$3,189
Over one year through three years	5,680
Over three years through five years	3,213
Over five years	2,406
Gross Operating Lease Liabilities	$14,488
Imputed Interest	(1,349)
Total Operating Lease Liabilities	$13,139

Legal Contingencies

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2024, the Company was not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There were no liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2024, and 2023.

For assets measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2024:
Securities Available-for-Sale
Debt Securities Available-for-Sale	$101,717	$-	$101,717	$-
Marketable Equities	9,472	9,472	-	-
Total Securities Available-for-Sale	$111,189	$9,472	$101,717	$-

As of December 31, 2023:
Securities Available for Sale
Debt Securities Available-for-Sale	$87,769	$-	$87,769	$-
Marketable Equities	9,093	9,093	-	-
Total Securities Available-for-Sale	$96,862	$9,093	$87,769	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
(In Thousands)
As of December 31, 2024:
Individually Evaluated Loans	$19,391	$-	$-	$19,391

As of December 31, 2023:
Individually Evaluated Loans	$23,585	$-	$-	$23,585

Certain individually evaluated loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Losses (recoveries) on individually evaluated loans for the years ended December 31, 2024 and 2023 were $7.6 million and $1.4 million, respectively.

Note 18 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2024:
Individually Evaluated Loans	$19,391	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2023:
Individually Evaluated Loans	$23,585	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2024 and 2023.

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

Loans Receivable (Carried at Amortized Cost)

The fair values of loans, except for certain individually evaluated loans, are estimated using discounted cash flow analyses, using market rates at the date of the statements of financial condition that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded an ACL generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2024 and 2023 consists of the loan balances of $31.2 million and $27.8 million net of an ACL of $11.8 million and $4.2 million, respectively.

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

Deposits (Carried at Amortized Cost)

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

Debt Including Subordinated Debentures (Carried at Amortized Cost)

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

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2024 and 2023:

	As of December 31, 2024
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$317,282	$317,282	$317,282	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	101,717	101,717	-	101,717	-
Equity investments	9,472	9,472	9,472	-	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	2,996,259	2,900,892	-	-	2,900,892
FHLB of New York stock, at cost	24,272	24,272	-	24,272	-
Accrued interest receivable	15,176	15,176	-	15,176	-

Financial liabilities:
Deposits	2,750,858	2,751,625	1,721,602	1,030,023	-
Debt	455,361	456,290	-	456,290	-
Subordinated debentures	42,961	41,594	-	41,594	-
Accrued interest payable	5,195	5,195	-	5,195	-

	As of December 31, 2023
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$279,523	$279,523	$279,523	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	87,769	87,769	-	87,769	-
Equity investments	9,093	9,093	9,093	-	-
Loans held for sale	1,287	1,287	-	1,287	-
Loans receivable, net	3,279,708	3,112,980	-	-	3,112,980
FHLB of New York stock, at cost	24,917	24,917	-	24,917	-
Accrued interest receivable	16,072	16,072	-	16,072	-

Financial liabilities:
Deposits	2,979,080	2,978,654	2,120,514	858,140	-
Debt	472,811	472,184	-	472,184	-
Subordinated debentures	37,624	39,299	-	39,299	-
Accrued interest payable	5,777	5,777	-	5,777	-

+

Note 19 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2024	2023	2022
	(In Thousands)

Net unrealized loss on securities available-for-sale	$(6,873)	$(9,380)	$(7,887)
Tax effect	1,692	2,310	1,955
Net of tax amount	(5,181)	(7,070)	(5,932)

Benefit plan adjustments	(68)	(587)	(718)
Tax effect	10	166	159
Net of tax amount	(58)	(421)	(559)

Accumulated other comprehensive loss	$(5,239)	$(7,491)	$(6,491)

Note 20 - Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2024	2023
	(In Thousands)
Assets
Cash and due from banks	$3,289	$1,290
Investment in subsidiaries	364,781	349,775
Restricted common stock	124	124
Other assets	402	1,172
Total assets	368,596	352,361
Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$42,961	$37,624
Other liabilities	1,710	682
Total liabilities	44,671	38,306
Stockholders' Equity	323,925	314,055
Total Liabilities and Stockholders' Equity	$368,596	$352,361

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Dividends from Bank	$19,387	$20,580	$22,338
Interest and dividends from investments	2	2	-
Total Income	19,389	20,582	22,338
Interest expense, borrowed money	3,894	2,725	2,299
Other	442	422	366
Total Expense	4,336	3,147	2,665
Income before Income Tax Benefit and Equity in Undistributed Earnings of Subsidiaries	15,053	17,435	19,673
Income tax benefit	(1,273)	(924)	(843)
Income before Equity in Undistributed Earnings of Subsidiaries	16,326	18,359	20,516
Equity in undistributed earnings of subsidiaries	2,297	11,124	25,063
Net Income	$18,623	$29,483	$45,579

Note 20 - Parent Only Condensed Financial Information

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2024	2023	2022
	(In Thousands)
Cash Flows from Operating Activities
Net Income	$18,623	$29,483	$45,579
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	83	116	233
Equity in undistributed earnings of subsidiaries	(2,297)	(11,124)	(25,063)
Decrease (increase) in other assets	770	(1,062)	1,223
(Decrease) increase in other liabilities	1,028	(303)	(149)
Net Cash Provided By Operating Activities	18,207	17,110	21,823
Cash Flows from Investing Activities
Additional investment in subsidiary	(9,690)	(8,227)	(2,220)
Net Cash Used In Investing Activities	$(9,690)	$(8,227)	$(2,220)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	9,690	15,270	6,810
Redemption of preferred stock	(10,010)	(11,230)	(14,730)
Proceeds from issuance of common stock	824	1,773	639
Proceeds from issuance of subordinated debt	38,754	-	-
Redemption of subordinated debt	(33,500)	-	-
Cash dividends paid	(12,276)	(11,142)	(11,175)
Purchase of treasury stock	-	(3,816)	(3,406)
Net Cash Provided by (Used in) Financing Activities	(6,518)	(9,145)	(21,862)
Net Increase (Decrease) in Cash and Cash Equivalents	1,999	(263)	(2,259)
Cash and Cash Equivalents - Beginning	$1,290	$1,553	$3,812
Cash and Cash Equivalents - Ending	$3,289	$1,290	$1,553

Note 21 - Subsequent Events

Subsequent Events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.

On January 28, 2025, the Company declared a cash dividend of $0.16 per share and was paid to stockholders on February 24, 2025, with a record date of February 7, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2024, is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wolf and Company, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2024, that appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

(a)During the three months ended December 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was included to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and/or any persons performing similar functions. It is entitled the Conflicts of Interest, Usurpation of Corporate Opportunity & Code of Conduct Policy. This Code of Ethics is available for free by writing to: President and Chief Executive Officer, BCB Bancorp, Inc., 104-110 Avenue C, Bayonne, New Jersey 07002. This Code of Ethics was filed as an exhibit to a Report on Form 8-K filed on March 21, 2023, and is incorporated by reference as an exhibit to this report.

The Company has an insider trading policy governing the purchase, sale, and other disposition of the Company’s securities by directors, officers, and employees, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. This insider trading policy is filed as Exhibit 19 to this report.

The section of the Company’s definitive Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) entitled “PROPOSAL NO. 1 ELECTION OF THE DIRECTOR NOMINEES OF THE BOARD OF DIRECTORS” is incorporated herein by reference.

In addition, the information under the captions “EXECUTIVE OFFICERS”, “DELINQUENT SECTION 16(A) REPORTS”, and “CORPORATE GOVERNANCE - Committees of our Board of Directors – Audit Committee” – and “Code of Business Conduct and Ethics” of the 2024 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The sections of the 2024 Proxy Statement entitled “NAMED EXECUTIVE OFFICER COMPENSATION”, “NON-EMPLOYEE DIRECTOR COMPENSATION” and “CORPORATE GOVERNANCE - Committees of our Board of Directors – Compensation Committee Interlocks and Insider Participation” are incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of December 31, 2024 and 2023

(C) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b) Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc.
3.2	Bylaws of BCB Bancorp, Inc. (1)
4.1	Specimen Stock Certificate (2)
4.2	Description of Common Stock (3)
4.3	Indenture, dated August 28, 2024, between BCB Bancorp, Inc. and UMB Bank, National Association, as trustee (4)
4.4	Form of 9.25% Fixed-to-Floating Rate Subordinated Note due 2034 (Included in Exhibit 4.3)
10.1	BCB Community Bank Executive and Director Deferred Compensation Plan (5)
10.2	Employment Agreement with Michael A. Shriner (6)
10.3	BCB Bancorp, Inc. 2011 Stock Option Plan (7)
10.4	BCB Bancorp, Inc. 2018 Equity Incentive Plan (8)
10.5	Defined Benefit Supplemental Executive Retirement Plan (9)
10.6	Employment Agreement with Ryan Blake (10)
10.7	Employment Agreement with Sandra L. Sievewright (11)
10.8	BCB Bancorp, Inc. 2023 Equity Incentive Plan (12)
10.9	Employment Agreement with Jawad Chaudhry (13)
10.10	Form of Subordinated Note Purchase Agreement (14)
10.11	Form of Registration Rights Agreement (15)
14	Conflicts of Interest, Usurpation of Corporate Opportunity & Code of Conduct Policy (16)
19	BCB Bancorp Inc., Insider Trading Policy
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm – Wolf & Company, P.C..
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	BCB Bancorp Inc., Clawback Policy (17)

(1)Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on February 25, 2025.

(2)Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

(3)Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020.

(4)Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2024.

(5)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2023.

(6)Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the Security and Exchange Commission on March 8, 2024.

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

(13)Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

(14)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2024.

(15)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2024.

(16)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 21, 2023.

(17)Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2024.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 7, 2025	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael A. Shriner
Michael A. Shriner	President, Chief Executive Officer and Director	March 7, 2025
(Principal Executive Officer)

/s/ Jawad Chaudhry
Jawad Chaudhry	Chief Financial Officer	March 7, 2025
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 7, 2025

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 7, 2025

/s/ Ryan Blake
Ryan Blake	Director	March 7, 2025

/s/ Thomas Coughlin
Thomas Coughlin	Director	March 7, 2025

/s/ Vincent DiDomenico, Jr.
Vincent DiDomenico, Jr.	Director	March 7, 2025

/s/ Tara L. French
Tara L. French	Director	March 7, 2025

/s/ Joseph Lyga
Joseph Lyga	Director	March 7, 2025

/s/ John Pulomena
John Pulomena	Director	March 7, 2025

/s/ James Rizzo
James Rizzo	Director	March 7, 2025

/s/ Raymond J. Vanaria
Raymond J. Vanaria	Director	March 7, 2025

/s/ Michael J. Widmer
Michael J. Widmer	Director	March 7, 2025