Form 10-Q
period 2025-03-31
BCB BANCORP INC
filed 2025-05-07
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2025, BCB Bancorp, Inc. had 17,162,627 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Cash and amounts due from depository institutions	$11,977	$14,075
Interest-earning deposits	240,773	303,207
Total cash and cash equivalents	252,750	317,282

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value	116,496	101,717
Equity investments, at fair value	9,357	9,472
Loans receivable, net of allowance for credit losses
of $51,484 and $34,789 respectively	2,917,610	2,996,259
Federal Home Loan Bank of New York stock, at cost	22,066	24,272
Premises and equipment, net	12,474	12,569
Accrued interest receivable	16,354	15,176
Deferred income taxes, net	22,814	17,181
Goodwill and other intangibles	5,253	5,253
Operating lease right-of-use assets	12,622	12,686
Bank-owned life insurance ("BOLI")	76,648	76,040
Other assets	8,643	10,476
Total Assets	$3,473,822	$3,599,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$542,621	$520,387
Interest-bearing deposits	2,143,887	2,230,471
Total deposits	2,686,508	2,750,858
FHLB advances	405,499	455,361
Subordinated debentures	43,024	42,961
Operating lease liability	13,087	13,139
Other liabilities	10,982	12,874
Total Liabilities	3,159,100	3,275,193

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,548 shares Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at March 31, 2025 and 2,496 shares of Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2024	-	-
Additional paid-in capital preferred stock	25,243	24,723
Common stock: no par value; 40,000,000 shares authorized; issued 20,396,598 and 20,296,748 at March 31, 2025 and December 31, 2024, respectively, outstanding 17,162,627 and 17,062,777, at March 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital common stock	201,804	200,935
Retained earnings	130,291	141,853
Accumulated other comprehensive loss	(4,269)	(5,239)
Treasury stock, at cost, 3,233,971 shares at March 31, 2025 and December 31, 2024	(38,347)	(38,347)
Total Stockholders' Equity	314,722	323,925
Total Liabilities and Stockholders' Equity	$3,473,822	$3,599,118

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2025	2024	2023
Interest and dividend income:
Loans, including fees	$38,927	$43,722	$38,889
Mortgage-backed securities	561	305	186
Other investment securities	968	975	1,120
FHLB stock and other interest earning assets	3,736	4,283	2,157
Total interest and dividend income	44,192	49,285	42,352

Interest expense:
Deposits:
Demand	5,418	5,257	3,154
Savings and club	151	166	118
Certificates of deposit	10,762	14,983	6,453
	16,331	20,406	9,725
Borrowings	5,856	5,736	5,156
Total interest expense	22,187	26,142	14,881

Net interest income	22,005	23,143	27,471
Provision for credit losses	20,845	2,088	622

Net interest income after provision for credit losses	1,160	21,055	26,849

Non-interest income (loss):
Fees and service charges	1,173	1,215	1,098
BOLI income	608	675	421
Gain on sales of loans	-	45	6
Gain on sale of fixed asset	-	4	-
Realized and unrealized (losses) gains on equity investments	(115)	130	(3,227)
Other	125	40	38
Total non-interest income (loss)	1,791	2,109	(1,664)

Non-interest expense:
Salaries and employee benefits	7,403	6,981	7,618
Occupancy and equipment	2,723	2,644	2,552
Data processing and communications	1,844	1,853	1,665
Professional fees	692	595	566
Director fees	418	277	265
Regulatory assessments	709	1,142	536
Advertising and promotional	179	216	278
Other real estate owned, net	-	-	1
Other	692	1,130	373
Total non-interest expense	14,660	14,838	13,854

(Loss) Income before income tax provision	(11,709)	8,326	11,331
Income tax (benefit) provision	(3,385)	2,460	3,225

Net (Loss) Income	$(8,324)	$5,866	$8,106
Preferred stock dividends	482	434	173
Net (Loss) Income available to common stockholders	$(8,806)	$5,432	$7,933

Net (Loss) Income per common share-basic and diluted
Basic	$(0.51)	$0.32	$0.47
Diluted	$(0.51)	$0.32	$0.46

Weighted average number of common shares outstanding
Basic	17,113	16,930	16,949
Diluted	17,113	16,939	17,208

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, Unaudited)

	Three Months Ended March 31,
	2025	2024	2023

Net (Loss) Income	$(8,324)	$5,866	$8,106
Other comprehensive loss, net of tax:
Available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	1,287	(177)	13
Tax effect	(317)	44	(135)
Other comprehensive income (loss)	970	(133)	(122)
Comprehensive (loss) income	$(7,354)	$5,733	$7,984

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2025	$-	$-	$225,658	$141,853	$(38,347)	$(5,239)	$323,925
Net loss	-	-	-	(8,324)	-	-	(8,324)
Other comprehensive income	-	-	-	-	-	970	970
Issuance of Series K Preferred Stock	-	-	520	-	-	-	520
Stock-based compensation expense	-	-	321	-	-	-	321
Dividends payable on Series J 8.0% and Series K 6.0% noncumulative perpetual preferred stock	-	-	-	(482)	-	-	(482)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,679)	-	-	(2,679)
Dividend reinvestment plan	-	-	77	(77)	-	-	-
Stock Purchase Plan	-	-	471	-	-	-	471
Balance at March 31, 2025	$-	$-	$227,047	$130,291	$(38,347)	$(4,269)	$314,722

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2024	$-	$-	$223,966	$135,927	$(38,347)	$(7,491)	$314,055
Net income	-	-	-	5,866	-	-	5,866
Other comprehensive loss	-	-	-	-	-	(133)	(133)
Issuance of Series J Preferred Stock	-	-	2,690	-	-	-	2,690
Stock-based compensation expense	-	-	195	-	-	-	195
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(434)	-	-	(434)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,608)	-	-	(2,608)
Dividend reinvestment plan	-	-	108	(108)	-	-	-
Stock Purchase Plan	-	-	500	-	-	-	500
Balance at March 31, 2024	$-	$-	$227,459	$138,643	$(38,347)	$(7,624)	$320,131

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254
Effect of Adopting ASU No. 2016 -13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	8,106	-	-	8,106
Other comprehensive loss	-	-	-	-	-	(122)	(122)
Exercise of stock options (61,000 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	106	-	-	-	106
Treasury Stock Purchases (151,753 shares)	-	-	-	-	(2,559)	-	(2,559)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(173)	-	-	(173)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,687)	-	-	(2,687)
Dividend reinvestment plan			104	(104)			-
Stock Purchase Plan	-	-	405	-	-	-	405
Balance at March 31, 2023	$-	$-	$218,200	$123,121	$(37,090)	$(6,613)	$297,618

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Three Months Ended March 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net (Loss) Income	$(8,324)	$5,866	$8,106
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	386	457	478
Amortization and accretion, net	(180)	(530)	(474)
Provision for credit losses	20,845	2,088	622
Deferred income tax (benefit) expense	(5,950)	702	1,149
Loans originated for sale	(360)	(1,264)	-
Proceeds from sales of loans	-	2,596	664
Gain on sales of loans	-	(45)	(6)
Gain on sale of fixed asset	-	(4)	-
Realized and unrealized loss (gain) on equity investments	115	(130)	3,227
Stock-based compensation expense	321	195	106
Increase in cash surrender value of BOLI	(608)	(675)	(421)
Net change in accrued interest receivable	(1,178)	(1,370)	(1,262)
Net change in other assets	1,833	1,661	1,100
Net change in accrued interest payable	(1,224)	(127)	1,304
Net change in other liabilities	(668)	(1,132)	1,821
Net Cash Provided by Operating Activities	5,008	8,288	16,414
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities	1,362	624	4,661
Purchases of securities	(14,854)	-	-
Proceeds from sale of fixed asset	-	4	-
Net decrease (increase) in loans receivable	58,557	51,426	(183,527)
Additions to premises and equipment	(291)	(144)	(76)
(Redemption) Purchase of Federal Home Loan Bank of New York stock	2,206	-	(6,762)
Net Cash Provided by (Used in) Investing Activities	46,980	51,910	(185,704)
Cash flows from financing activities:
Net (decrease) increase in deposits	(64,350)	12,579	55,602
Proceeds from Federal Home Loan Bank of New York Long Term Advances	-	-	50,000
Repayment from Federal Home Loan Bank of New York Long Term Advances	(50,000)	-	-
Net change in Federal Home Loan Bank of New York Short Term Advances	-	-	100,000
Purchases of treasury stock	-	-	(2,559)
Cash dividends paid on common stock	(2,679)	(2,608)	(2,687)
Cash dividends paid on preferred stock	(482)	(434)	(173)
Net proceeds from issuance of common stock	471	500	405
Net proceeds from issuance of preferred stock	520	2,690	-
Exercise of Stock Options	-	-	418
Net Cash Provided by (Used in) Financing Activities	(116,520)	12,727	201,006
Net Increase (Decrease) in Cash and Cash Equivalents	(64,532)	72,925	31,716
Cash and Cash Equivalents-Beginning	317,282	279,523	229,359
Cash and Cash Equivalents-Ending	$252,750	$352,448	$261,075

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,245	$979	$797
Interest	23,411	26,268	13,578

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

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of March 31, 2025, operated at 27 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. Special Asset REO 2 was inactive at March 31, 2025. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”). In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between December 31, 2024 and the date these consolidated financial statements were issued.

Risks and Uncertainties - The occurrence of events which adversely affect the global, national and regional economies may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us. A strong and stable economy at each of the local, federal and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control which disrupt the New Jersey, New York, United States and/or global economy may therefore negatively impact our business and financial condition.

Note 2 - Recent Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements,” which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 was effective January 1, 2025, and did not have a material impact on the Company's consolidated financial statements.

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

Note 2 - Recent Accounting Pronouncements (continued)

Allowance for Credit Losses

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is reported separately as a contra-asset on the consolidated statement of financial condition. The expected credit loss for unfunded loan commitments is reported on the consolidated statement of financial condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense. Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a receivable is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Starting with the first quarter of 2025, the Company has decided to include cannabis related loans as a separate segment given its unique characteristics. Previously these loans were included in Commercial and multi-family, Construction, and commercial business segments. The cannabis loan portfolio at March 31, 2025 and December 31, 2024 was $103.6 million and $103.2 million, respectively. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 7 – Loans Receivable and Allowance for Credit Losses.

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

Allowance for Credit Losses on Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available-for-sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rate by major agencies and have a long history of no credit losses.

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

On February 24, 2025, grants of 63,763 options, in aggregate, were declared for certain officers of the Bank and the Company, which vest over a 3-year period commencing on the first anniversary of the grant date. The exercise price was recorded as of close of business on February 24, 2025.

On February 3, 2025, awards of 43,773 shares of restricted stock, in aggregate were declared for members of the Board of Directors of the Bank and the company, which vest over a 1-year period, commencing on the anniversary of the award date.

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

The following table presents a summary of the status of the Company’s restricted shares as of March 31, 2025 and 2024.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	84,800	$12.38
Granted	43,773	10.66
Vested	(21,300)	16.14
Forfeited	-	-
Non-vested at March 31, 2025	107,273	$10.93

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	86,752	$14.98
Granted	-	-
Vested	(20,625)	15.75
Forfeited	(1,725)	14.92
Non-vested at March 31, 2024	64,402	$14.73

Restricted stock expense for the three months ended March 31, 2025, March 31, 2024 and March 31, 2023 was $257,000, $156,000 and $73,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of March 31, 2025 was approximately $844,000 over a weighted average period of 1.22 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of March 31, 2025.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2025	893,975	$9.91-13.68	$11.76

Options granted	63,763	9.91	9.91
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2025	957,738	$9.91-13.68	$11.64

As of March 31, 2025, stock options which were granted and were exercisable totaled 832,955. It is the Company’s policy to issue new shares upon a stock option exercise.

Compensation expense for the three months ended March 31, 2025, March 31, 2024, and March 31, 2023 was $64,000, $39,000 and $33,000, respectively. Expected future compensation expense relating to the 124,783 shares of unvested options outstanding as of March 31, 2025 was $204,000 over a weighted average period of 2.45 years.

Note 5 – Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2025, 2024 and 2023, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. There were 950,000 and 508,000 outstanding options considered to be anti-dilutive for the three months ended March 31, 2025 and 2024, respectively. There were no outstanding options considered to be anti-dilutive for the three months ended March 31, 2023.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2025			2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net (loss) income available to common stockholders	$(8,806)			$5,432			$7,933

Basic earnings per share:
(Loss) income available to common stockholders	$(8,806)	17,113	$(0.51)	$5,432	16,930	$0.32	$7,933	16,949	$0.47

Effect of dilutive securities:
Stock options	-	-		-	9		-	259

Diluted earnings per share:
(Loss) income available to common stockholders	$(8,806)	17,113	$(0.51)	$5,432	16,939	$0.32	$7,933	17,208	$0.46

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net (loss) income on equity securities during the three months ended March 31, 2025, 2024 and 2023:

	For the three months ended March 31,
(In Thousands)	2025	2024	2023
Net (losses) gains recognized during the period on equity securities held at the reporting period	$(115)	$130	$(3,227)
Net (losses) gains recognized during the period on equity securities sold during the period	-	-	-
Realized and unrealized (losses) gains on equity investments during the reporting period	$(115)	$130	$(3,227)

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March 31, 2025 and December 31, 2024:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$1,187	$-	$42	$1,145
More than five to ten years	2,239	-	103	2,136
More than ten years	59,092	411	2,953	56,550
Sub-total:	62,518	411	3,098	59,831

Corporate Debt securities:
More than one to five years	38,789	26	836	37,979
More than five to ten years	20,775	-	2,089	18,686
Sub-total:	59,564	26	2,925	56,665

Total securities	$122,082	$437	$6,023	$116,496

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$1,286	$-	$57	$1,229
More than five to ten years	2,395	-	135	2,260
More than ten years	45,345	188	3,508	42,025
Sub-total:	49,026	188	3,700	45,514

Corporate Debt securities:
More than one to five years	37,488	-	1,081	36,407
More than five to ten years	22,076	-	2,280	19,796
Sub-total:	59,564	-	3,361	56,203

Total securities	$108,590	$188	$7,061	$101,717

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2025
Residential mortgage-backed securities	$4,853	$23	$30,333	$3,075	$35,186	$3,098
Corporate Debt securities	-	-	52,335	2,925	52,335	2,925
	$4,853	$23	$82,668	$6,000	$87,521	$6,023

December 31, 2024
Residential mortgage-backed securities	$10,558	$127	$24,673	$3,573	$35,231	$3,700
Corporate Debt Securities	2,985	19	51,918	3,342	54,903	3,361
	$13,543	$146	$76,591	$6,915	$90,134	$7,061

Note 7 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of March 31, 2025 and December 31, 2024 by segment and class:

	March 31, 2025	December 31, 2024
	(In Thousands)
Residential one-to-four family	$232,456	$239,870
Commercial and multi-family (1)	2,131,047	2,155,929
Cannabis related (2)	103,579	103,206
Construction (1)	113,934	130,589
Commercial business (1) (3)	234,048	242,239
Business express	87,747	92,947
Home equity (4)	66,479	66,769
Consumer	2,271	2,235
	2,971,561	3,033,784

Less:
Deferred loan fees, net	(2,467)	(2,736)
Allowance for credit losses	(51,484)	(34,789)

Total Loans, net	$2,917,610	$2,996,259

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three months ended March 31, 2025, and the related portion of the allowance for credit losses that is allocated to each loan class, as of March 31, 2025 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1) (3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2025	$1,947	$10,451	$1,613	$1,902	$10,497	$7,769	$594	$16	$34,789

Charge-offs:	-	(255)	-	-	(18)	(3,925)	-	-	(4,198)
Recoveries:	25	-	-	-	2	21	-	-	48
Provision (benefit):	(182)	(120)	13,223	(358)	1,282	7,017	(15)	(2)	20,845
Ending Balance, March 31, 2025	$1,790	$10,076	$14,836	$1,544	$11,763	$10,882	$579	$14	$51,484

Ending Balance attributable to loans:
Individually evaluated	$-	$1,161	$13,714	$-	$6,758	$5,718	$-	$-	$27,351
Collectively evaluated	1,790	8,915	1,122	1,544	5,005	5,164	579	14	24,133
Ending Balance, March 31, 2025	$1,790	$10,076	$14,836	$1,544	$11,763	$10,882	$579	$14	$51,484

Loans Receivables:
Individually evaluated	$472	$69,107	$34,194	$586	$11,789	$5,718	$651	$-	$122,517
Collectively evaluated	231,984	2,061,940	69,385	113,348	222,259	82,029	65,828	2,271	2,849,044
Total Gross Loans:	$232,456	$2,131,047	$103,579	$113,934	$234,048	$87,747	$66,479	$2,271	$2,971,561

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

The following table sets forth the activity in the Company’s allowance for credit losses for the three months ended March 31, 2024, and the related portion of the allowance for credit losses that is allocated to each loan class, as of March 31, 2024 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1) (3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2024	$2,344	$15,343	$2,344	$3,758	$4,508	$4,542	$691	$78	$33,608

Charge-offs:	-	-	-	-	(29)	(1,122)	-	-	(1,151)
Recoveries:	11	-	-	-	3	4	-	-	18
Provision (benefit):	(192)	(1,331)	(439)	(616)	2,699	1,606	(41)	402	2,088
Ending Balance, March 31, 2024	$2,163	$14,012	$1,905	$3,142	$7,181	$5,030	$650	$480	$34,563

Ending Balance attributable to loans:
Individually evaluated	$-	$956	$250	$203	$3,041	$657	$-	$409	$5,516
Collectively evaluated	2,163	13,056	1,655	2,939	4,140	4,373	650	71	29,047
Ending Balance, March 31, 2024	$2,163	$14,012	$1,905	$3,142	$7,181	$5,030	$650	$480	$34,563

Loans Receivables:
Individually evaluated	$173	$50,752	$4,111	$3,802	$6,024	$657	$212	$-	$65,731
Collectively evaluated	244,589	2,248,090	103,645	173,596	260,789	100,552	65,306	2,847	3,199,414
Total Gross Loans:	$244,762	$2,298,842	$107,756	$177,398	$266,813	$101,209	$65,518	$2,847	$3,265,145

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the Company’s allowance for credit losses for the three months ended March 31, 2023, and the related portion of the allowance for credit losses that is allocated to each loan class, as of March 31, 2023 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1) (3)	Business Express	Home Equity (4)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance December 31, 2022	$2,474	$21,381	$402	$2,073	$4,482	$872	$485	$24	$180	$32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(6,953)	(145)	1,369	1,727	(316)	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,428	$257	$3,442	$6,209	$556	$667	$31	$-	$28,208

Charge-offs:	-	-	-	-	(1)	-	-	-	-	(1)
Recovery:	12	-	-	-	25	-	16	-	-	53
Provisions (benefit):	(269)	207	303	289	(870)	962	(3)	3	-	622
Ending Balance March 31, 2023	$2,361	$14,635	$560	$3,731	$5,363	$1,518	$680	$34	$-	$28,882

Ending Balance attributable to loans:
Individually evaluated	$-	$-	$-	$605	$1,942	$39	$-	$-	$-	$2,586
Collectively evaluated	2,361	14,635	560	3,126	3,421	1,479	680	34	-	26,296
Ending Balance March 31, 2023	$2,361	$14,635	$560	$3,731	$5,363	$1,518	$680	$34	$-	$28,882

Loans Receivables:
Individually evaluated	$358	$10,114	$75,402	$3,217	$3,644	$39	$212	$-	$-	$92,986
Collectively evaluated	246,325	2,388,346	-	154,626	236,129	85,566	58,610	3,383	-	3,172,985
Total Gross Loans:	$246,683	$2,398,460	$75,402	$157,843	$239,773	$85,605	$58,822	$3,383	$-	$3,265,971

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the allowance for credit losses and amount recorded in loans receivable at and for the year ended December 31, 2024. The table also details the amount of total loans receivable that are evaluated individually and collectively, and the related portion of the allowance for credit losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1) (3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2024	$2,344	$15,343	$2,344	$3,758	$4,508	$4,542	$691	$78	$33,608

Charge-offs:	-	(531)	-	-	(1,799)	(8,038)	-	(467)	(10,835)
Recoveries:	48	-	-	-	371	27	-	-	446
Provision (benefit):	(445)	(4,361)	(731)	(1,856)	7,417	11,238	(97)	405	11,570
Ending Balance, December 31, 2024	$1,947	$10,451	$1,613	$1,902	$10,497	$7,769	$594	$16	$34,789

Ending Balance attributable to loans:
Individually evaluated	$-	$1,473	$-	$-	$4,725	$5,619	$-	$-	$11,817
Collectively evaluated	1,947	8,978	1,613	1,902	5,772	2,150	594	16	22,972
Ending Balance, December 31, 2024	$1,947	$10,451	$1,613	$1,902	$10,497	$7,769	$594	$16	$34,789

Loans Receivables:
Individually evaluated	$853	$64,735	$-	$586	$11,163	$5,619	$443	$-	$83,399
Collectively evaluated	239,017	2,091,194	103,206	130,003	231,076	87,328	66,326	2,235	2,950,385
Total Gross Loans:	$239,870	$2,155,929	$103,206	$130,589	$242,239	$92,947	$66,769	$2,235	$3,033,784

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables presents the activity in the allowance for credit losses on off-balance sheet exposures for the three months ended March 31, 2025, 2024, and 2023.

	Three Months Ended March 31,
	2025	2024	2023
	(In thousands)	(In thousands)	(In thousands)
Allowance for Credit Losses:
Beginning balance at January 1	$813	$694	$-
Impact of adopting ASU 2013-13 ("CECL") effective January 1, 2023	-	-	1,266
Provision (benefit) for credit losses	(110)	65	(577)
Ending balance at March 31	$703	$759	$689

The following table sets forth the delinquency status of total loans receivable as of March 31, 2025:

							Loans Receivable
			Greater Than				>90 Days
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans	Past Due
	Past Due	Past Due	Past Due	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$3,168	$-	$302	$3,470	$228,986	$232,456	$-
Commercial and multi-family (1)	20,644	588	31,526	52,758	2,078,289	2,131,047	-
Cannabis related (2)	4,845	-	-	4,845	98,734	103,579
Construction (1)	1,828	-	586	2,414	111,520	113,934	-
Commercial business (1) (3)	8,904	288	3,747	12,939	221,109	234,048	-
Business express	8,560	1,492	-	10,052	77,695	87,747	-
Home equity (4)	877	-	248	1,125	65,354	66,479	-
Consumer	-	-	-	-	2,271	2,271	-
Total	$48,826	$2,368	$36,409	$87,603	$2,883,958	$2,971,561	$-

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2024:

							Loans Receivable
			Greater Than				>90 Days
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans	Past Due
	Past Due	Past Due	Past Due	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$3,229	$-	$302	$3,531	$236,339	$239,870	$-
Commercial and multi-family (1)	8,279	2,673	30,903	41,855	2,114,074	2,155,929	6,049
Cannabis related (2)	-	-	-	-	103,206	103,206
Construction (1)	-	1,829	586	2,415	128,174	130,589	-
Commercial business (1) (3)	9,125	580	3,795	13,500	228,739	242,239	-
Business express	6,714	3,452	3,141	13,307	79,640	92,947	1,677
Home equity (4)	1,846	18	231	2,095	64,674	66,769	-
Consumer	-	-	-	-	2,235	2,235	-
Total	$29,193	$8,552	$38,958	$76,703	$2,957,081	$3,033,784	$7,726

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

Modifications

The following tables present the amortized cost basis at March 31, 2025 and 2024 of loans modified to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 and 2024 by loan category and type of concession granted.

	For the three Months Ended March 31, 2025
	(In Thousands)
	Number	Payment Delay	Term Extension	Total Principal	% of Total Class of Financing Receivable
Commercial business	3	$-	$1,006	$1,006	0.41%
Business express	65	-	15,563	15,563	17.74
Total loans	68	$-	$16,569	$16,569

	For the three Months Ended March 31, 2024
	(In Thousands)
	Number	Payment Delay	Term Extension	Total Principal	% of Total Class of Financing Receivable
Residential one-to-four family	1	$-	$180	$180	0.07%
Total loans	1	-	180	180

The following tables present loan modifications made during the three months ended March 31, 2025 and 2024 by payment status.

	For the three Months Ended March 31, 2025
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due & Still Accruing	Non-accrual	Total
Commercial business	$1,006	$-	$-	$-	$-	$1,006
Business express	14,905	-	-	-	658	15,563
	$15,911	$-	$-	-	$658	$16,569

	For the three Months Ended March 31, 2024
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due & Still Accruing	Non-accrual	Total
Residential one-to-four family	$180	$-	$-	$-	$-	$180
	$180	$-	$-	-	$-	$180

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of the modification efforts.

For modified loans, a subsequent payment default occurs after management evaluates a borrower’s financial condition subsequent to modification and upon evaluating facts and circumstances determines the borrower is not adhering to the terms of the modification but no later than when a principal or interest payment is 90 days past due or the loan has been classified into non-accrual status during the reporting period.

Of the loans modified during the preceding twelve months, there were five Business express loans with a combined balance of $1.2 million that subsequently defaulted and were charged-off in full.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The tables below set forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at March 31, 2025 and December 31, 2024, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of March 31, 2025 and December 31, 2024, non-accrual loans differed from the amount of total loans past due 90 days due to loans that were previously 90 days past due both of which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of March 31, 2025
	(in Thousands)
	Non-accrual loans with an Allowance for Credit Losses	Non-accrual loans without an Allowance for Credit Losses	Total Non-accrual loans	Amortized Cost of Loans Past due 90 and Still Accruing
Residential one-to-four family	$-	$1,138	$1,138	$-
Commercial and multi-family (1)	4,047	51,055	55,102	-
Cannabis related (2)	34,194	-	34,194	-
Construction (1)	-	586	586	-
Commercial business (1) (3)	4,991	2,725	7,716	-
Business express loans	658	-	658	-
Home equity (4)	-	439	439	-
Consumer	-	-	-	-
Total	$43,890	$55,943	$99,833	$-

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	As of December 31, 2024
	(in Thousands)
	Non-accrual loans with an Allowance for Credit Losses	Non-accrual loans without an Allowance for Credit Losses	Total Non-accrual loans	Amortized Cost of Loans Past due 90 and Still Accruing
Residential one-to-four family	$534	$853	$1,387	$-
Commercial and multi-family (1)	4,823	28,151	32,974	6,049
Cannabis related (2)	-	-	-	-
Construction (1)	-	586	586	-
Commercial business (1) (3)	5,208	2,425	7,633	-
Business express loans	1,706	191	1,897	1,677
Home equity (4)	-	231	231	-
Total	$12,271	$32,437	$44,708	$7,726

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the three months ended March 31, 2025, 2024, and 2023 would have been $1.9 million, $710,000 and $431,000, respectively. Interest income recognized on loans returned to accrual was $323,000, 123,000 and $681,000, for the three months ended March 31, 2025, 2024, and 2023, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on non-accrual status. There were no loans that were more than ninety days past due and still accruing at March 31, 2025. There were $7.7 million in loans more than ninety days past due and still accruing interest at December 31, 2024.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at March 31, 2025 and gross charge-offs for the three months ended March 31, 2025.

Loans by Year of Origination at March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$360	$12,026	$16,249	$46,973	$36,408	$119,133	$-	$-	$231,149
Special Mention	-	-	-	-	-	169	-	-	169
Substandard	-	-	-	296	170	672	-	-	1,138
Total one-to-four family	$360	$12,026	$16,249	$47,269	$36,578	$119,974	$-	$-	$232,456

Commercial and multi-family (1)
Pass	$1,999	$8,228	$165,488	$554,334	$146,654	$816,379	$3,010	$-	$1,696,092
Special Mention	-	-	16,930	142,742	29,480	66,360	-	-	255,512
Substandard	-	-	10,071	49,319	23,227	96,686	140	-	179,443
Total Commercial and multi-family	$1,999	$8,228	$192,489	$746,395	$199,361	$979,425	$3,150	$-	$2,131,047

Cannabis related (2)
Pass	$-	$-	$19,281	$26,429	$2,117	$8,150	$7,563	$-	$63,540
Special Mention	-	-	-	-	4,845	-	1,000	-	5,845
Substandard	-	-	9,719	24,475	-	-	-	-	34,194
Total Cannabis related	$-	$-	$29,000	$50,904	$6,962	$8,150	$8,563	$-	$103,579

Construction (1)
Pass	$-	$1,486	$34,811	$35,570	$5,500	$-	$5,024	$-	$82,391
Special Mention	-	-	1,653	3,792	10,257	-	-	-	15,702
Substandard	-	-	-	259	14,996	586	-	-	15,841
Total Construction	$-	$1,486	$36,464	$39,621	$30,753	$586	$5,024	$-	$113,934

Commercial business (1) (3)
Pass	$-	$7,724	$2,021	$5,126	$2,178	$30,783	$143,274	$-	$191,106
Special Mention	-	-	-	-	150	4,254	23,588	-	27,992
Substandard	-	-	-	-	417	5,569	8,964	-	14,950
Total Commercial business	$-	$7,724	$2,021	$5,126	$2,745	$40,606	$175,826	$-	$234,048

Business express
Pass	$-	$-	$-	$-	$-	$-	$7,504	$70,984	$78,488
Special Mention	-	-	-	-	-	-	1,054	2,488	3,542
Substandard	-	-	-	-	-	-	1,669	4,048	5,717
Total Business express	$-	$-	$-	$-	$-	$-	$10,227	$77,520	$87,747

Home equity (4)
Pass	$-	$256	$3,709	$1,343	$487	$5,872	$51,961	$2,146	$65,774
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	53	-	99	403	150	705
Total Home equity	$-	$256	$3,709	$1,396	$487	$5,971	$52,364	$2,296	$66,479

Consumer
Pass	$311	$377	$1,112	$369	$5	$91	$6	$-	$2,271
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$311	$377	$1,112	$369	$5	$91	$6	$-	$2,271

Total Loans	$2,670	$30,097	$281,044	$891,080	$276,891	$1,154,803	$255,160	$79,816	$2,971,561

Gross charge-offs	$-	$-	$-	$-	$255	$1,042	$2,165	$736	$4,198

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating and gross charge-offs for the year ended December 31, 2024.

Loans by Year of Origination at December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$12,059	$16,586	$47,544	$37,639	$28,550	$92,376	$-	$-	$234,754
Special Mention	-	-	3,555	-	-	174	-	-	3,729
Substandard	-	-	301	173	-	913	-	-	1,387
Total one-to-four family	$12,059	$16,586	$51,400	$37,812	$28,550	$93,463	$-	$-	$239,870

Commercial and multi-family (1)
Pass	$9,105	$183,547	$604,868	$154,968	$158,029	$709,239	$2,610	$-	$1,822,366
Special Mention	-	-	108,076	37,600	9,232	47,756	140	-	202,804
Substandard	-	10,115	33,958	13,027	11,782	61,877	-	-	130,759
Total Commercial and multi-family	$9,105	$193,662	$746,902	$205,595	$179,043	$818,872	$2,750	$-	$2,155,929

Cannabis related (2)
Pass	$-	$19,384	$26,626	$2,129	$8,213	$-	$6,863	$-	$63,215
Special Mention	-	9,761	24,636	4,844	-	-	750	-	39,991
Substandard	-	-	-	-	-	-	-	-	-
Total Cannabis related	$-	$29,145	$51,262	$6,973	$8,213	$-	$7,613	$-	$103,206

Construction (1)
Pass	$4	$34,906	$37,624	$-	$-	$-	$5,824	$-	$78,358
Special Mention	-	1,521	3,792	42,330	3,745	-	-	-	51,388
Substandard	-	257	-	-	586	-	-	-	843
Total Construction	$4	$36,684	$41,416	$42,330	$4,331	$-	$5,824	$-	$130,589

Commercial business (1) (3)
Pass	$-	$2,477	$266	$475	$3,711	$28,902	$156,581	$663	$193,075
Special Mention	-	8,874	-	1,878	194	4,835	19,548	409	35,738
Substandard	-	-	-	-	-	5,884	7,542	-	13,426
Total Commercial business	$-	$11,351	$266	$2,353	$3,905	$39,621	$183,671	$1,072	$242,239

Business express
Pass	$-	$-	$-	$-	$-	$-	$23,739	$59,189	$82,928
Special Mention	-	-	-	-	-	-	1,506	2,894	4,400
Substandard	-	-	-	-	-	-	3,082	2,537	5,619
Total Business express	$-	$-	$-	$-	$-	$-	$28,327	$64,620	$92,947

Home equity (4)
Pass	$300	$3,767	$1,369	$501	$549	$5,754	$51,829	$2,186	$66,255
Special Mention	-	-	-	-	-	18	-	-	18
Substandard	-	-	53	-	81	-	-	362	496
Total Home equity	$300	$3,767	$1,422	$501	$630	$5,772	$51,829	$2,548	$66,769

Consumer
Pass	$623	$1,117	$389	$5	$95	$-	$6	$-	$2,235
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$623	$1,117	$389	$5	$95	$-	$6	$-	$2,235

Total Loans	$22,091	$292,312	$893,057	$295,569	$224,767	$957,728	$280,020	$68,240	$3,033,784

Gross charge-offs	$446	$20	$-	$174	$-	$1,133	$8,381	$681	$10,835

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 8 – Stockholders’ Equity

On March 15, 2025, the Company completed a private placement of 52 shares of Series K 6.0% Noncumulative Perpetual Stock, par value $0.01 per share (the “Series K Preferred Stock”), resulting in gross proceeds of $520,000.

On September 25, 2024, the Company closed a private placement of Series J Noncumulative Perpetual Stock, par value $0.01 per share (the “Series J Preferred Stock”), resulting in gross proceeds of $1,360,000 for 136 shares.

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

Note 9 – Bank-Owned Life Insurance

BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At March 31, 2025, the Bank had $76.6 million in BOLI. BOLI is recorded at its net realizable value.

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

Amortization expense of the core deposit intangibles was $23,000 for the three months ended March 31, 2023. The core deposit intangibles were fully amortized during the year ended December 31, 2023. The amount of goodwill at March 31, 2025, 2024 and 2023 was $5.2 million.

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

The Company believes that the fair values of its goodwill was in excess of its carrying amounts and there was no impairment at March 31, 2025.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2025:
Securities
Debt Securities Available for Sale	$116,496	$-	$116,496	$-
Marketable Equities	$9,357	$9,357	$-	$-
Total Securities	$125,853	$9,357	$116,496	$-

As of December 31, 2024:
Securities
Debt Securities Available for Sale	$101,717	$-	$101,717	$-
Marketable Equities	$9,472	$9,472	$-	$-
Total Securities	$111,189	$9,472	$101,717	$-

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2025 and 2024.

There were no liabilities measured at fair value on a recurring basis at March 31, 2025 or December 31, 2024.

Assets that the Company measured at fair value on a nonrecurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2025:
Individually Evaluated Loans	$28,954	$-	$-	$28,954

As of December 31, 2024:
Individually Evaluated Loans	$19,391	$-	$-	$19,391

Certain individually evaluated loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Losses on individually evaluated loans for the three months ended March 31, 2025 and the twelve months ended December 31, 2024 were $15.5 million and $7.6 million, respectively.

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2025 or December 31, 2024.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2025 and December 31, 2024 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
March 31, 2025:
Individually Evaluated Loans	$28,954	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2024:
Individually Evaluated Loans	$19,391	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024.

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

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded credit losses based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2025 and December 31, 2024 consisted of the loan balances of $56.3 million, net of an allowance for credit losses of $27.4 million, and $31.2 million net of an allowance for credit losses of $11.8 million, respectively.

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

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$252,750	$252,750	$252,750	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	116,496	116,496	-	116,496	-
Equity investments	9,357	9,357	9,357	-	-
Loans receivable, net	2,917,610	2,834,828	-	-	2,834,828
FHLB of New York stock, at cost	22,066	22,066	-	22,066	-
Accrued interest receivable	16,354	16,354	-	16,354	-

Financial liabilities:
Deposits	2,686,508	2,686,343	1,740,601	945,742	-
Borrowings	405,499	407,161	-	407,161	-
Subordinated debentures	43,024	41,262	-	41,262	-
Accrued interest payable	3,972	3,972	-	3,972	-

	As of December 31, 2024

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$317,282	$317,282	$317,282	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	101,717	101,717	-	101,717	-
Equity investments	9,472	9,472	9,472	-	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	2,996,259	2,900,892	-	-	2,900,892
FHLB of New York stock, at cost	24,272	24,272	-	24,272	-
Accrued interest receivable	15,176	15,176	-	15,176	-

Financial liabilities:
Deposits	2,750,858	2,751,625	1,721,602	1,030,023	-
Debt	455,361	456,290	-	456,290	-
Subordinated debentures	42,961	41,594	-	41,594	-
Accrued interest payable	5,195	5,195	-	5,195	-

Note 12 – Subordinated debt

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

In accordance with the Adjustable Interest Rate Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month Chicago Mercentile Exchange (“CME”) Term SOFR as the applicable successor rate for the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At March 31, 2025, the interest rate for the trust preferred securities was 7.211%.

Note 13 – Lease Obligations

The Company leases 26 of its offices under various operating lease agreements. The leases have remaining terms of one year to nine years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease cost	$940	$885
Variable lease cost-operating leases	$284	$282

	At March 31, 2025	At December 31, 2024
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$12,622	$12,686

Current liabilities	$2,477	$3,189
Operating lease liabilities (noncurrent portion)	11,925	11,299
Imputed Interest	(1,315)	(1,349)
Total operating lease liabilities	$13,087	$13,139

The weighted average remaining lease term for operating leases at March 31, 2025 and December 31, 2024 was 5.21 years and 5.39 years, respectively. The weighted average discount rate for operating leases at March 31, 2025 and December 31, 2024 was 3.48 percent and 3.40 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at March 31, 2025 and December 31, 2024 (in thousands):

Maturities of lease liabilities:
	At March 31, 2025	At December 31, 2024
	Operating Leases	Operating Leases
One year or less	$2,477	$3,189
Over one year through three years	5,987	5,680
Over three years through five years	3,533	3,213
Over five years	2,405	2,406
Gross Operating Lease Liabilities	$14,402	$14,488
Imputed Interest	(1,315)	(1,349)
Total Operating Lease Liabilities	$13,087	$13,139

Note 14 – Subsequent Events

On April 22, 2025, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on May 7, 2025, with a payment date of May 21, 2025.

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

The most significant factor that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher inflation levels, higher interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations, our ability to manage liquidity and capital in a rapidly changing and unpredictable market, supply chain disruptions, labor shortages and additional interest rate increases by the Federal Reserve. Other factors that could cause future results to vary materially from current management expectations as reflected in our forward-looking statements include, but are not limited to:

•the global economic trends and geopolitical risks, including the ongoing conflicts in Ukraine and the Middle East, and changes in the rate of investment or economic growth, including as a result of sanctions, tariffs or other measures;

•unfavorable economic conditions in the United States generally and particularly in our primary market area and those of our customers;

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

•deposit flows;

•legislative and regulatory changes, including but not limited to, increases in Federal Deposit Insurance Corporation, or FDIC, insurance rates;

•monetary and fiscal policies of the federal and state governments, including changes in government priorities or budgets;

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

•potential impact of regulatory requirements, matters, litigation, or other legal actions which could adversely affect operating results;

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2025, we had $3.474 billion in consolidated assets, $2.687 billion in deposits and $314.7 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2025, the Bank operated twenty-three branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At March 31, 2025, the Company considers the allowance for credit losses to be a critical accounting estimate.

See further discussion of this critical accounting estimate in Note 7 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Condition

Total assets decreased by $125.3 million, or 3.5 percent, to $3.474 billion at March 31, 2025, from $3.599 billion at December 31, 2024. The decrease in total assets was mainly related to a decrease in net loans and in cash and cash equivalents.

Total cash and cash equivalents decreased by $64.5 million, or 20.3 percent, to $252.8 million at March 31, 2025, from $317.3 million at December 31, 2024. The decrease in cash was primarily due to the reduction of the Bank’s exposure to wholesale funding by paying down high cost brokered deposits.

Loans receivable, net, decreased by $78.6 million, or 2.6 percent, to $2.918 billion at March 31, 2025, from $2.996 billion at December 31, 2024. Total loan decreases during the period included decreases totaling $62.3 million in commercial real estate and multi-family loans, construction loans, 1-4 family residential loans and home equity loans. The allowance for credit losses increased $16.7 million to $51.5 million, or 51.6 percent of non-accruing loans and 1.73 percent of gross loans, at March 31, 2025, as compared to an allowance for credit losses of $34.8 million, or 77.8 percent of non-accruing loans and 1.15 percent of gross loans, at December 31, 2024.

Total investment securities increased by $14.7 million, or 13.2 percent, to $125.9 million at March 31, 2025, from $111.2 million at December 31, 2024, representing current year purchases.

Deposits decreased by $64.4 million, or 2.3 percent, to $2.687 billion at March 31, 2025, from $2.751 billion at December 31, 2024. Brokered deposits decreased $112.5 million, and were offset by increases in certificates of deposit, money market accounts, transaction accounts and savings accounts which totaled $48.4 million.

Debt obligations decreased by $49.8 million, or 10.0 percent, to $448.5 million at March 31, 2025 from $498.3 million at December 31, 2024, due to maturities and paydowns of our FHLB advances. The weighted average interest rate of FHLB advances was 4.33 percent at March 31, 2025 and 4.35 percent at December 31, 2024. The weighted average maturity of FHLB advances as of March 31, 2025 was 0.83 years. The interest rate of our subordinated debt balances was 9.25 percent at both March 31, 2025 and December 31, 2024.

Stockholders’ equity decreased by $9.2 million, or 2.8 percent, to $314.7 million at March 31, 2025, from $323.9 million at December 31, 2024. The decrease was attributable to the decrease in retained earnings of $11.6 million, or 8.2 percent, to $130.3 million at March 31, 2025 from $141.9 million at December 31, 2024. Offsetting this were increases in accumulated other comprehensive income (loss), and additional paid in capital on stock, which totaled $2.4 million.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,994,529	$38,927	5.27%	$3,299,938	$43,722	5.30%
Investment securities	117,205	1,529	5.22%	96,226	1,280	5.32%
Interest earnings assets	331,808	3,736	4.57%	303,291	4,283	5.65%
Total interest-earning assets	3,443,542	44,192	5.20%	3,699,455	49,285	5.33%
Non-interest-earning assets	125,974			125,480
Total assets	$3,569,516			$3,824,935
Interest-bearing liabilities:
Interest-bearing demand accounts	$560,565	$2,369	1.71%	$560,190	$2,230	1.59%
Money market accounts	394,282	3,049	3.14%	369,096	3,027	3.28%
Savings accounts	252,227	151	0.24%	277,731	166	0.24%
Certificates of Deposit	1,005,669	10,762	4.34%	1,239,807	14,983	4.83%
Total interest-bearing deposits	2,212,743	16,331	2.99%	2,446,824	20,406	3.34%
Borrowed funds	488,418	5,856	4.86%	510,503	5,736	4.49%
Total interest-bearing liabilities	2,701,161	22,187	3.33%	2,957,327	26,142	3.54%
Non-interest-bearing liabilities	543,660			552,959
Total liabilities	3,244,821			3,510,286
Stockholders' equity	324,695			314,649
Total liabilities and stockholders' equity	$3,569,516			$3,824,935
Net interest income		$22,005			$23,143
Net interest rate spread (1)			1.87%			1.79%
Net interest margin (2)			2.59%			2.50%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans.

Results of Operations Comparison for the Three Months Ended March 31, 2025 and 2024

The Company reported a net loss of $8.3 million for the first quarter ended March 31, 2025 as compared to net income of $5.9 million for the first quarter ended March 31, 2024. The decline was primarily driven by an increase to the provision for credit losses on loans of $18.8 million offset by a $5.8 million decrease in income tax provision. Also, net interest income decreased by $1.1 million, or 4.9 percent, to $22.0 million for the first quarter of 2025, from $23.1 million for the first quarter of 2024. The decrease in net interest income resulted from lower interest income which was partially offset by lower interest expense.

Interest income decreased by $5.1 million, or 10.3 percent, to $44.2 million for the first quarter of 2025 from $49.3 million for the first quarter of 2024. The average balance of interest-earning assets decreased $255.9 million, or 6.9 percent, to $3.444 billion for the first quarter of 2025 from $3.699 billion for the first quarter of 2024, while the average yield decreased 13 basis points to 5.20 percent for the first quarter of 2025 from 5.33 percent for the first quarter of 2024.

Interest expense decreased by $4.0 million, or 15.1 percent to $22.2 million for the first quarter of 2025 from $26.1 million for the first quarter of 2024. The decrease resulted from a decrease in the average rate paid on interest-bearing liabilities of 21 basis points to 3.33 percent for the first quarter of 2025 from 3.54 percent for the first quarter of 2024, while the average balance of interest-bearing liabilities decreased by $256.2 million, or 8.7 percent to $2.701 billion for the first quarter of 2025 from $2.957 billion for the first quarter of 2024.

The net interest margin was 2.59 percent for the first quarter of 2025 compared to 2.50 percent for the first quarter of 2024. The increase in the net interest margin compared to the first quarter of 2024 was the result of a decrease in the cost of interest-bearing liabilities partially offset by the decrease in the yield on interest-earning assets.

During the first quarter of 2025, the Company recognized $4.2 million in net charge-offs compared to $1.1 million in net charge-offs in the first quarter of 2024. The Company had non-accrual loans totaling $99.8 million, or 3.36 percent of gross loans, at March 31, 2025 as compared to $44.7 million, or 1.48 percent of gross loans, at December 31, 2024. The allowance for credit losses on loans was $51.5 million, or 1.73 percent of gross loans, at March 31, 2025, and $34.8 million, or 1.15 percent of gross loans, at December 31, 2024. The provision for credit losses was $20.8 million for the first quarter of 2025 compared to $4.2 million for the fourth quarter of 2024. The increase in loan loss provisioning was driven by a $13.7 million specific reserve tied to a $34.2 million loan in the cannabis sector. Although the borrower remains current, the significant deterioration in their financial condition warranted a downgrade to non-accrual status and the establishment of the reserve. The Company also increased the allowance for credit losses for the discontinued Business Express Loan portfolio by $3.1 million, in response to the portfolio’s continued elevated deterioration and broader macroeconomic headwinds. Management believes that the allowance for credit losses on loans was adequate at March 31, 2025 and December 31, 2024.

The following table summarizes the Company’s classified loans greater than $5 million at March 31, 2025 (in thousands):

	Purpose	Loan Type	Location	Balance	Loan to Value (5)	Current/Past Due
1	Flex/Industrial	Cannabis (4)	Milford, MA	$24,475	80%	current
2	Industrial loft and Industrial Warehouse	CRE	Brooklyn, NY	16,311	64	current (1)
3	Vacant Land	CRE	Basking Ridge, NJ	15,523	64	current
4	Mixed Use -retail/office	CRE	New York, NY	15,071	94	current
5	Multi-family	Construction (3)	Belleville, NJ	14,996	25	current
6	Mixed use-retail/office/residential	CRE	Clifton, NJ	11,633	42	current
7	Mixed use-retail/residential	CRE	New York, NY	11,067	64	current
8	Multi-family	CRE	Woodbridge, NJ	10,071	n/a	current (2)
9	Flex/Industrial	Cannabis (4)	Milford, MA	9,719	80	current
10	Mixed use - retail/residential	CRE	New York, NY	9,654	68	current
11	Retail Condominium	CRE	New York, NY	8,028	44	current
12	Mixed use - retail/residential	CRE	New York, NY	6,765	68	current
13	Office building	CRE	S. Brunswick, NJ	5,869	39	past due
14	Mixed Use -retail/office	CRE	Montclair, NJ	5,525	n/a	current (2)
15	Mixed Use -retail/office	CRE	New Brunswick, NJ	5,156	66	current
16	Land	CRE	Queens, NY	5,022	31	current

(1) Current with forbearance agreement.

(2) Paid off April 2025.

(3) Participation loan.

(4) Loan to the same borrower

(5) Based on the most recent appraised values available.

Non-interest income decreased by $318 thousand to $1.8 million for the first quarter of 2025 from $2.1 million in the first quarter of 2024. The decrease in total non-interest income was mainly related to decreases in gains on equity securities and BOLI income of $245 thousand and $67 thousand, respectively.

Non-interest expense decreased by $178 thousand, or 1.2 percent, to $14.7 million for the first quarter of 2025 when compared to non-interest expense of $14.8 million for the first quarter of 2024. The decrease in these expenses for the first quarter of 2025 was primarily driven by lower regulatory assessment charges, offset by higher salaries and employee benefits.

The income tax provision decreased by $5.8 million, to an income tax benefit of $3.4 million for the first quarter of 2025 when compared to a $2.5 million provision for the first quarter of 2024.

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

At March 31, 2025 and December 31, 2024, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $448.5 million at March 31, 2025 as compared to $498.3 million at December 31, 2024.

At March 31, 2025, the Company had the ability to obtain additional funding of $148.5 million from the FHLB and $271.8 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $914.9 million at March 31, 2025. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of March 31, 2025 and a significant amount of available borrowing capacity with FHLB and Federal Reserve Bank Discount Window.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $40.0 million at March 31, 2025. Refer to Note 12 of the Notes to Unaudited Consolidated Financial Statements for additional details on the outstanding subordinated debentures.

The Company also has $4.1 million of mandatory redeemable trust preferred securities outstanding. Effective September 18, 2023, the interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month CME Term SOFR, as adjusted by the spread adjustment of 0.26161 percent, plus 2.650%. The rate paid as of March 31, 2025 and 2024 was 7.211% and 8.288%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

At March 31, 2025 and December 31, 2024, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of March 31, 2025:
Bank
Community Bank Leverage Ratio	$353,657	9.91%	$285,495	8.00%	321,182	9.00%

As of December 31, 2024:
Bank
Community Bank Leverage Ratio	$363,697	10.03%	$290,087	8.00%	$326,348	9.00%

The following table sets forth the regulatory capital ratios for the Company as well as the regulatory requirements for March 31, 2025 and December 31, 2024.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of March 31, 2025:
Bancorp
Total Capital (to Risk-Weighted Assets)	$393,897	12.94%	$243,522	8.00%	$304,403	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	316,792	10.41	182,589	6.00	182,589	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	287,425	9.45	136,869	4.50	-	-
Tier 1 Capital (to adjust total assets)	316,792	8.88	142,699	4.00	-	-

As of December 31, 2024:
Bancorp
Total Capital (To Risk-Weighted Assets)	$400,591	12.89%	$248,621	8.00%	$310,777	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	326,965	10.52	186,482	6.00	186,482	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	298,118	9.59	139,889	4.50	-	-
Tier 1 Capital (to adjusted total assets)	326,965	9.02	144,996	4.00	-	-

For the Company to be “well capitalized” under Federal Reserve definitions for bank holding companies, the Company is required to have a Tier 1 Capital to Risk Weighted Assets ratio of at least 6.00% and a Total Capital to Risk Weighted Assets ratio of at least 10.00%.

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

Qualitative Analysis. The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee, which consists of senior management and outside directors operating under a policy adopted by the Board of Directors, meets quarterly or as needed to review our asset/liability policies and interest rate risk position.

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2025. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for an increase of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of March 31, 2025. The following sets forth the Company’s NPV as of March 31, 2025.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+100bp	$358,537	$(18,272)	(4.85)%	10.77%	(0.36)%
PAR	376,808	-	0.00	11.13	0.00
-100bp	390,727	13,919	3.69	11.35	0.22
-200bp	397,794	20,986	5.57	11.37	0.24
-300bp	408,422	31,614	8.39	11.44	0.31

____________

bps-basis point

The table above indicates that at March 31, 2025, in the event of a 100-basis point decrease in interest rates, we would experience a 0.22 percent increase in NPV, as compared to a 0.27 percent increase at December 31, 2024.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of March 31, 2025, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

BCB BANCORP, INC.

Date: May 7, 2025	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)