Form 10-Q
period 2025-06-30
BCB BANCORP INC
filed 2025-08-06
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2025, BCB Bancorp, Inc. had 17,194,299 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Cash and amounts due from depository institutions	$11,939	$14,075
Interest-earning deposits	194,913	303,207
Total cash and cash equivalents	206,852	317,282

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value	130,776	101,717
Equity investments, at fair value	9,249	9,472
Loans held for sale	488	-
Loans receivable, net of allowance for credit losses
of $50,658 and $34,789, respectively	2,860,453	2,996,259
Federal Home Loan Bank of New York stock, at cost	18,762	24,272
Premises and equipment, net	12,253	12,569
Accrued interest receivable	15,847	15,176
Deferred income taxes, net	21,750	17,181
Goodwill and other intangibles	5,253	5,253
Operating lease right-of-use assets	12,006	12,686
Bank-owned life insurance ("BOLI")	77,434	76,040
Other assets	8,603	10,476
Total Assets	$3,380,461	$3,599,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$539,093	$520,387
Interest-bearing deposits	2,122,441	2,230,471
Total deposits	2,661,534	2,750,858
FHLB advances	335,636	455,361
Subordinated debentures	43,086	42,961
Operating lease liability	12,479	13,139
Other liabilities	11,991	12,874
Total Liabilities	3,064,726	3,275,193

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,548 shares Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at June 30, 2025 and 2,496 shares of Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2024	-	-
Additional paid-in capital preferred stock	25,243	24,723
Common stock: no par value; 40,000,000 shares authorized; issued 20,428,270 and 20,296,748 at June 30, 2025 and December 31, 2024, respectively, outstanding 17,194,299 and 17,062,777, at June 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital common stock	202,311	200,935
Retained earnings	130,627	141,853
Accumulated other comprehensive loss	(4,099)	(5,239)
Treasury stock, at cost, 3,233,971 shares at June 30, 2025 and December 31, 2024	(38,347)	(38,347)
Total Stockholders' Equity	315,735	323,925
Total Liabilities and Stockholders' Equity	$3,380,461	$3,599,118

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2023	2025	2024	2023
Interest and dividend income:
Loans, including fees	$38,650	$44,036	$42,644	$77,577	$87,758	$81,533
Mortgage-backed securities	765	297	184	1,326	602	370
Other investment securities	1,057	1,006	1,070	2,025	1,981	2,190
FHLB stock and other interest earning assets	2,709	4,106	3,339	6,445	8,389	5,496
Total interest income	43,181	49,445	47,237	87,373	98,730	89,589

Interest expense:
Deposits:
Demand	5,584	5,349	4,190	11,002	10,606	7,344
Savings and club	217	152	143	368	318	261
Certificates of deposit	9,170	14,571	8,474	19,932	29,554	14,927
	14,971	20,072	12,807	31,302	40,478	22,532
Borrowings	5,108	5,734	7,441	10,964	11,470	12,597
Total interest expense	20,079	25,806	20,248	42,266	51,948	35,129

Net interest income	23,102	23,639	26,989	45,107	46,782	54,460
Provision for credit losses	4,891	2,438	1,350	25,736	4,526	1,972

Net interest income after provision for credit losses	18,211	21,201	25,639	19,371	42,256	52,488

Non-interest (loss) income:
Fees and service charges	1,305	1,119	1,442	2,478	2,334	2,540
BOLI income	786	671	267	1,394	1,346	688
(Loss) gain on sales of loans	-	(4,851)	-	-	(4,806)	6
Realized and unrealized losses on equity investments	(108)	(222)	(669)	(223)	(92)	(3,896)
Other	93	49	78	218	93	116
Total non-interest income (loss)	2,076	(3,234)	1,118	3,867	(1,125)	(546)

Non-interest expense:
Salaries and employee benefits	7,713	6,992	7,711	15,116	13,973	15,329
Occupancy and equipment	2,502	2,529	2,560	5,225	5,173	5,112
Data processing and communications	2,046	1,672	1,795	3,890	3,525	3,460
Professional fees	767	604	622	1,459	1,199	1,188
Director fees	313	254	270	731	531	535
Regulatory assessments	804	953	796	1,513	2,095	1,332
Advertising and promotional	216	253	350	395	469	628
Other real estate owned, net	-	-	1	-	-	2
Other	907	730	601	1,599	1,860	974
Total non-interest expense	15,268	13,987	14,706	29,928	28,825	28,560

Income (Loss) before income tax provision	5,019	3,980	12,051	(6,690)	12,306	23,382
Income tax provision (benefit)	1,455	1,163	3,447	(1,930)	3,623	6,672

Net Income (Loss)	$3,564	$2,817	$8,604	$(4,760)	$8,683	$16,710
Preferred stock dividends	482	448	174	964	882	347
Net Income (Loss) available to common stockholders	$3,082	$2,369	$8,430	$(5,724)	$7,801	$16,363

Net Income (Loss) per common share-basic and diluted
Basic	$0.18	$0.14	$0.50	$(0.33)	$0.46	$0.97
Diluted	$0.18	$0.14	$0.50	$(0.33)	$0.46	$0.96

Weighted average number of common shares outstanding
Basic	17,175	17,005	16,824	17,144	16,968	16,886
Diluted	17,175	17,005	16,831	17,144	16,968	17,010

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2023	2025	2024	2023

Net Income (Loss)	$3,564	$2,817	$8,604	$(4,760)	$8,683	$16,710
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	226	(227)	(3,803)	1,513	(404)	(3,790)
Tax Effect	(56)	56	995	(373)	100	860
Other comprehensive income (loss), net of tax:	170	(171)	(2,808)	1,140	(304)	(2,930)
Comprehensive income	$3,734	$2,646	$5,796	$(3,620)	$8,379	$13,780

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2025	$-	$-	$225,658	$141,853	$(38,347)	$(5,239)	$323,925
Net loss	-	-	-	(4,760)	-	-	(4,760)
Other comprehensive income	-	-	-	-	-	1,140	1,140
Issuance of Series K preferred stock	-	-	520	-	-	-	520
Stock-based compensation expense	-	-	551	-	-	-	551
Dividends payable on Series J 8.0% and Series K 6% noncumulative perpetual preferred stock	-	-	-	(964)	-	-	(964)
Cash dividends on common stock ($0.32 per share declared)	-	-	-	(5,347)	-	-	(5,347)
Dividend reinvestment plan	-	-	155	(155)	-	-	-
Stock Purchase Plan	-	-	670	-	-	-	670
Balance at June 30, 2025	$-	$-	$227,554	$130,627	$(38,347)	$(4,099)	$315,735

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2025	$-	$-	$227,047	$130,291	$(38,347)	$(4,269)	$314,722
Net income	-	-	-	3,564	-	-	3,564
Other comprehensive income	-	-	-	-	-	170	170
Stock-based compensation expense	-	-	230	-	-	-	230
Dividends payable on Series J 8.0% and Series K 6% noncumulative perpetual preferred stock	-	-	-	(482)	-	-	(482)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,668)	-	-	(2,668)
Dividend reinvestment plan	-	-	78	(78)	-	-	-
Stock Purchase Plan	-	-	199	-	-	-	199
Balance at June 30, 2025	$-	$-	$227,554	$130,627	$(38,347)	$(4,099)	$315,735

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2024	$-	$-	$223,966	$135,927	$(38,347)	$(7,491)	$314,055
Net income	-	-	-	8,683	-	-	8,683
Other comprehensive loss	-	-	-	-	-	(304)	(304)
Issuance of Series J preferred stock	-	-	3,360	-	-	-	3,360
Stock-based compensation expense	-	-	397	-	-	-	397
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(882)	-	-	(882)
Cash dividends on common stock ($0.32 per share declared)	-	-	-	(5,202)	-	-	(5,202)
Dividend reinvestment plan	-	-	217	(217)	-	-	-
Stock Purchase Plan	-	-	625	-	-	-	625
Balance at June 30, 2024	$-	$-	$228,565	$138,309	$(38,347)	$(7,795)	$320,732

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2024	$-	$-	$227,459	$138,643	$(38,347)	$(7,624)	$320,131
Net income	-	-	-	2,817	-	-	2,817
Other comprehensive loss	-	-	-	-	-	(171)	(171)
Issuance of Series J preferred stock	-	-	670	-	-	-	670
Stock-based compensation expense	-	-	202	-	-	-	202
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(448)	-	-	(448)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,594)	-	-	(2,594)
Dividend reinvestment plan	-	-	109	(109)	-	-	-
Stock Purchase Plan	-	-	125	-	-	-	125
Balance at June 30, 2024	$-	$-	$228,565	$138,309	$(38,347)	$(7,795)	$320,732

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254
Effect of Adopting ASU No. 2016 -13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	16,710	-	-	16,710
Other comprehensive loss	-	-	-	-	-	(2,930)	(2,930)
Exercise of stock options (61,000 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	217	-	-	-	217
Treasury Stock Purchases (266,753 shares)	-	-	-	-	(3,816)	-	(3,816)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(347)	-	-	(347)
Cash dividends on common stock ($0.32 per share declared)	-	-	-	(5,280)	-	-	(5,280)
Dividend reinvestment plan	-	-	195	(195)	-	-	-
Stock Purchase Plan	-	-	527	-	-	-	527
Balance at June 30, 2023	$-	$-	$218,524	$128,867	$(38,347)	$(9,421)	$299,623

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at April 1, 2023	$-	$-	$218,200	$123,121	$(37,090)	$(6,613)	$297,618
Net income	-	-	-	8,604	-	-	8,604
Other comprehensive loss	-	-	-	-	-	(2,808)	(2,808)
Stock-based compensation expense	-	-	111	-	-	-	111
Treasury Stock Purchases (115,000 shares)	-	-	-	-	(1,257)	-	(1,257)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(174)	-	-	(174)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,593)	-	-	(2,593)
Dividend reinvestment plan	-	-	91	(91)	-	-	-
Stock Purchase Plan	-	-	122	-	-	-	122
Balance at June 30, 2023	$-	$-	$218,524	$128,867	$(38,347)	$(9,421)	$299,623

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Six Months Ended June 30,
	2025	2024	2023
Cash Flows from Operating Activities:
Net (Loss) Income	$(4,760)	$8,683	$16,710
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	763	895	964
Amortization and accretion, net	(306)	(856)	(1,080)
Provision for credit losses	25,736	4,526	1,972
Deferred income tax (benefit) expense	(4,942)	1,086	877
Loans originated for sale	(848)	(2,815)	-
Proceeds from sales of loans	-	2,799	664
Loss (gain) on sales of loans	-	4,806	(6)
Gain on sale of fixed assets	-	(4)	-
Realized and unrealized losses on equity investments	223	92	3,896
Stock-based compensation expense	551	397	217
Increase in cash surrender value of BOLI	(1,394)	(1,346)	(688)
Net change in accrued interest receivable	(671)	(504)	(1,929)
Net change in other assets	1,873	881	(716)
Net change in accrued interest payable	(947)	(803)	2,747
Net change in other liabilities	64	(1,422)	895
Net Cash Provided by Operating Activities	15,342	16,415	24,523
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	9,853	1,396	5,579
Purchases of securities	(37,402)	-	(5,453)
Proceeds from sales of securities	-	-	965
Proceeds from sales of fixed asset	-	4	-
Proceeds from the sale of portfolio loans	-	2,014	-
Net decrease (increase) in loans receivable	111,159	73,726	(271,806)
Additions to premises and equipment	(447)	(184)	(4,017)
Redemption (purchase) of Federal Home Loan Bank of New York stock	5,510	(84)	(11,554)
Net Cash Provided by (Used In) Investing Activities	88,673	76,872	(286,286)
Cash flows from financing activities:
Net (decrease) increase in deposits	(89,324)	(43,841)	74,114
Proceeds from Federal Home Loan Bank of New York Long Term Advances	-	-	250,000
Repayment from Federal Home Loan Bank of New York Long Term Advances	(150,000)	-	-
Net change in Federal Home Loan Bank of New York Short Term Advances	30,000	-	(10,000)
Purchases of treasury stock	-	-	(3,816)
Cash dividends paid on common stock	(5,347)	(5,202)	(5,280)
Cash dividends paid on preferred stock	(964)	(882)	(347)
Net proceeds from issuance of common stock	670	625	527
Net proceeds from issuance of preferred stock	520	3,360	-
Exercise of Stock Options	-	-	418
Net Cash (Used in) Provided by Financing Activities	(214,445)	(45,940)	305,616
Net (Decrease) Increase in Cash and Cash Equivalents	(110,430)	47,347	43,853
Cash and Cash Equivalents-Beginning	317,282	279,523	229,359
Cash and Cash Equivalents-Ending	$206,852	$326,870	$273,212

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,056	$2,429	$8,522
Interest	43,214	52,751	32,382
Transfer of loans receivable to loans held for sale	-	38,402	-

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

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of June 30, 2025, operated at 27 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. Special Asset REO 2 was inactive at June 30, 2025. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023.

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

Note 2 - Recent Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02, Codification Improvements, which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 was effective January 1, 2025, and did not have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU require a tabular reconciliation using both percentages and reporting currency amounts, with prescribed categories and separate disclosure of reconciling items with an effect equal to 5% or more of the amount determined by multiplying pretax income (or loss) from continuing operations by the applicable statutory income tax rate; a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions when 5% or more of total income taxes paid, net of refunds received. The ASU also includes other amendments to improve the effectiveness of income tax disclosures. The update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The transition method is prospective with retrospective method permitted. The Company is currently evaluating the impact on disclosures.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Starting with the first quarter of 2025, the Company has decided to include cannabis related loans as a separate segment given its unique characteristics. Previously these loans were included in Commercial and multi-family, Construction, and commercial business segments. The cannabis loan portfolio at June 30, 2025 and December 31, 2024 was $103.0 million and $103.2 million, respectively. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 7 – Loans Receivable and Allowance for Credit Losses.

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

The Company, under the plan approved by its shareholders on April 28, 2011 (“2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and Directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options were granted in the form of either "incentive" stock options or "non-qualified" stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options. No options were permitted to be granted under the 2011 Stock Plan after April 28, 2021.

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

The following table presents a summary of the status of the Company’s restricted shares as of June 30, 2025 and 2024.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	84,800	$12.38
Granted	43,773	10.66
Vested	(44,530)	12.69
Forfeited	-	-
Non-vested at June 30, 2025	84,043	$11.32

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	86,752	$14.98
Granted	50,000	9.44
Vested	(20,625)	15.75
Forfeited	(1,725)	14.92
Non-vested at June 30, 2024	114,402	$12.42

Restricted stock expense for the six months ended June 30, 2025, June 30, 2024 and June 30, 2023 was $461,000, $341,000 and $151,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of June 30, 2025 was approximately $647,000 over a weighted average period of 1.03 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of June 30, 2025.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2025	893,975	$9.91-13.68	$11.76

Options granted	63,763	9.91	9.91
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at June 30, 2025	957,738	$9.91-13.68	$11.64

As of June 30, 2025, stock options which were granted and were exercisable totaled 834,115. It is the Company’s policy to issue new shares upon a stock option exercise.

Compensation expense for the six months ended June 30, 2025, June 30, 2024, and June 30, 2023 was $90,000, $56,000 and $65,000, respectively. Expected future compensation expense relating to the 123,623 shares of unvested options outstanding as of June 30, 2025 was $180,000 over a weighted average period of 2.25 years.

Note 5 – Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and six months ended June 30, 2025, 2024 and 2023, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. There were 958,000, 896,000 and 588,000 outstanding options considered to be anti-dilutive for the three months ended June 30, 2025, 2024 and 2023, respectively. There were 958,000, 888,000 and 6,600 outstanding options considered to be anti-dilutive for the six months ended June 30, 2025, 2024 and 2023, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,
	2025			2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$3,082	17,175	$0.18	$2,369	17,005	$0.14	$8,430	16,824	$0.50

Effect of dilutive securities:
Stock options	-	-		-	-		-	7

Diluted earnings per share:
Income available to common stockholders	$3,082	17,175	$0.18	$2,369	17,005	$0.14	$8,430	16,831	$0.50

	For the Six Months Ended June 30,
	2025			2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic (loss) earnings per share:
(Loss) Income available to common stockholders	$(5,724)	17,144	$(0.33)	$7,801	16,968	$0.46	$16,363	16,886	$0.97

Effect of dilutive securities:
Stock options	-	-		-	-		-	124

Diluted (loss) earnings per share:
(Loss) Income available to common stockholders	$(5,724)	17,144	$(0.33)	$7,801	16,968	$0.46	$16,363	17,010	$0.96

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net (loss) income on equity securities during the six months ended June 30, 2025, 2024 and 2023:

	For the three months ended June 30,			For the six months ended June 30,
(In Thousands)	2025	2024	2023	2025	2024	2023
Net losses recognized during the period on equity securities held at the reporting date	$(108)	$(222)	$(494)	$(223)	$(92)	$(3,721)
Net losses recognized during the period on equity securities sold during the period	-	-	(175)	-	-	(175)
Realized and unrealized losses on equity investments during the reporting period	$(108)	$(222)	$(669)	$(223)	$(92)	$(3,896)

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of June 30, 2025 and December 31, 2024:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$922	$-	$33	$889
More than five to ten years	2,083	-	86	1,997
More than ten years	71,067	584	2,954	68,697
Sub-total:	74,072	584	3,073	71,583

Corporate Debt securities:
More than one to five years	27,289	64	537	26,816
More than five to ten years	34,775	9	2,407	32,377
Sub-total:	62,064	73	2,944	59,193

Total securities	$136,136	$657	$6,017	$130,776

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$1,286	$-	$57	$1,229
More than five to ten years	2,395	-	135	2,260
More than ten years	45,345	188	3,508	42,025
Sub-total:	49,026	188	3,700	45,514

Corporate Debt securities:
More than one to five years	37,488	-	1,081	36,407
More than five to ten years	22,076	-	2,280	19,796
Sub-total:	59,564	-	3,361	56,203

Total securities	$108,590	$188	$7,061	$101,717

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30 2025
Residential mortgage-backed securities	$8,431	$33	$29,427	$3,040	$37,858	$3,073
Corporate Debt securities	-	-	47,316	2,944	47,316	2,944
	$8,431	$33	$76,743	$5,984	$85,174	$6,017

December 31, 2024
Residential mortgage-backed securities	$10,558	$127	$24,673	$3,573	$35,231	$3,700
Corporate Debt securities	2,985	19	51,918	3,342	54,903	3,361
	$13,543	$146	$76,591	$6,915	$90,134	$7,061

Note 7 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of June 30, 2025 and December 31, 2024 by segment and class:

	June 30, 2025	December 31, 2024
	(In Thousands)
Residential one-to-four family	$230,917	$239,870
Commercial and multi-family (1)	2,088,117	2,155,929
Cannabis related (2)	103,007	103,206
Construction (1)	111,370	130,589
Commercial business (1) (3)	224,800	242,239
Business express	81,521	92,947
Home equity (4)	71,587	66,769
Consumer	2,075	2,235
	2,913,394	3,033,784

Less:
Deferred loan fees, net	(2,283)	(2,736)
Allowance for credit losses	(50,658)	(34,789)

Total Loans, net	$2,860,453	$2,996,259

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

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

Cannabis related loans include commercial and multi-family, construction, and commercial business loans to borrowers involved in the cannabis industry, and have the risks inherent in such loan types discussed herein. In addition, while medical use cannabis and recreational use businesses are legal in numerous states, including our primary markets of New Jersey and New York, such businesses are not legal at the federal level and marijuana remains a Schedule I drug under the Controlled Substances Act of 1970. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position could potentially subject our borrowers to criminal prosecution and other sanctions, which would have a material adverse effect on their businesses.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables set forth the activity in the Company’s allowance for credit losses for the three and six months ended June 30, 2025, and the related portion of the allowance for credit losses that is allocated to each loan class, as of June 30, 2025 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, April 1, 2025	$1,790	$10,076	$14,836	$1,544	$11,763	$10,882	$579	$14	$51,484

Charge-offs:	-	(85)	-	-	(1,830)	(4,115)	-	-	(6,030)
Recoveries:	9	-	-	-	2	302	-	-	313
Provision (benefit):	38	2,428	16	363	(1,037)	3,024	56	3	4,891
Ending Balance, June 30, 2025	1,837	12,419	14,852	1,907	8,898	10,093	635	17	50,658

Ending Balance attributable to loans:
Individually evaluated	-	2,143	13,714	-	4,071	4,436	-	-	24,364
Collectively evaluated	1,837	10,276	1,138	1,907	4,827	5,657	635	17	26,294
Ending Balance, June 30, 2025	1,837	12,419	14,852	1,907	8,898	10,093	635	17	50,658

Loans Receivables:
Individually evaluated	1,142	97,044	33,512	2,048	14,559	4,436	687	-	153,428
Collectively evaluated	229,775	1,991,073	69,495	109,322	210,241	77,085	70,900	2,075	2,759,966
Total Gross Loans:	$230,917	$2,088,117	$103,007	$111,370	$224,800	$81,521	$71,587	$2,075	$2,913,394

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2025	$1,947	$10,451	$1,613	$1,902	$10,497	$7,769	$594	$16	$34,789

Charge-offs:	-	(340)	-	-	(1,848)	(8,040)	-	-	(10,228)
Recoveries:	34	-	-	-	4	323	-	-	361
Provision (benefit):	(144)	2,308	13,239	5	245	10,041	41	1	25,736
Ending Balance, June 30, 2025	$1,837	$12,419	$14,852	$1,907	$8,898	$10,093	$635	$17	$50,658

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables set forth the activity in the Company’s allowance for credit losses for the three and six months ended June 30, 2024, and the related portion of the allowance for credit losses that is allocated to each loan class, as of June 30, 2024 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, April 1, 2024	$2,163	$14,012	$1,905	$3,142	$7,181	$5,030	$650	$480	$34,563

Charge-offs:	-	-	-	-	(538)	(794)	-	(446)	(1,778)
Recoveries:	14	-	-	-	2	4	-	-	20
Provision (benefit):	(138)	(431)	5	(382)	1,206	2,204	(15)	(11)	2,438
Ending Balance, June 30, 2024	2,039	13,581	1,910	2,760	7,851	6,444	635	23	35,243

Ending Balance attributable to loans:
Individually evaluated	-	970	250	-	3,088	2,025	-	-	6,333
Collectively evaluated	2,039	12,611	1,660	2,760	4,763	4,419	635	23	28,910
Ending Balance, June 30, 2024	2,039	13,581	1,910	2,760	7,851	6,444	635	23	35,243

Loans Receivables:
Individually evaluated	173	51,089	250	1,164	5,885	2,025	212	-	60,798
Collectively evaluated	242,533	2,197,496	103,849	167,706	261,059	98,424	66,631	2,053	3,139,751
Total Gross Loans:	$242,706	$2,248,585	$104,099	$168,870	$266,944	$100,449	$66,843	$2,053	$3,200,549

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2024	$2,344	$15,343	$2,344	$3,758	$4,508	$4,542	$691	$78	$33,608

Charge-offs:	-	-	-	-	(567)	(1,916)	-	(446)	(2,929)
Recoveries:	25	-	-	-	5	8	-	-	38
Provision (benefit):	(330)	(1,762)	(434)	(998)	3,905	3,810	(56)	391	4,526
Ending Balance, June 30, 2024	$2,039	$13,581	$1,910	$2,760	$7,851	$6,444	$635	$23	$35,243

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables set forth the activity in the Company’s allowance for credit losses for the three and six months ended June 30, 2023, and the related portion of the allowance for credit losses that is allocated to each loan class, as of June 30, 2023 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, April 1, 2023	$2,361	$14,635	$560	$3,731	$5,363	$1,518	$680	$34	$28,882

Charge-offs:	-	-	-	-	-	(39)	-	-	(39)
Recoveries:	12	-	-	-	-	-	-	-	12
Provision (benefit):	80	44	(51)	293	(61)	1,006	42	(3)	1,350
Ending Balance, June 30, 2023	2,453	14,679	509	4,024	5,302	2,485	722	31	30,205

Ending Balance attributable to loans:
Individually evaluated	-	-	-	608	1,898	266	-	-	2,772
Collectively evaluated	2,453	14,679	509	3,416	3,404	2,219	722	31	27,433
Ending Balance, June 30, 2023	2,453	14,679	509	4,024	5,302	2,485	722	31	30,205

Loans Receivables:
Individually evaluated	356	17,108	2,671	4,146	3,490	266	212	-	28,249
Collectively evaluated	249,989	2,397,880	84,222	170,231	262,892	96,081	61,383	3,994	3,326,672
Total Gross Loans:	$250,345	$2,414,988	$86,893	$174,377	$266,382	$96,347	$61,595	$3,994	$3,354,921

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance December 31, 2022	2,474	21,381	402	2,073	4,482	872	485	24	180	32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(6,953)	(145)	1,369	1,727	(316)	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,428	$257	$3,442	$6,209	$556	$667	$31	$-	$28,208

Charge-offs:	-	-	-	-	(1)	(39)	-	-	-	(40)
Recoveries:	24	-	-	-	25	-	16	-	-	65
Provision (benefit):	(189)	251	252	582	(931)	1,968	39	-	-	1,972
Ending Balance, June 30, 2023	$2,453	$14,679	$509	$4,024	$5,302	$2,485	$722	$31	$-	$30,205

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

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

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables presents the activity in the allowance for credit losses on off-balance sheet exposures for the three and six months ended June 30, 2025, 2024, and 2023.

	Three Months Ended June 30,
	2025	2024	2023
Allowance for Credit Losses:
Beginning Balance	$703	$759	$689
Benefit for credit losses	(16)	(156)	(435)
Balance at June 30	$687	$603	$254

	Six Months Ended June 30,
	2025	2024	2023
Allowance for Credit Losses:
Beginning Balance	$813	$694	$-
Impact of adopting ASU No. 2016-13 ("CECL") effective January 1, 2023	-	-	1,266
Benefit for credit losses	(126)	(91)	(1,012)
Balance at June 30	$687	$603	$254

The following table sets forth the delinquency status of total loans receivable as of June 30, 2025:

							Loans Receivable
			Greater Than				>90 Days
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans	Past Due
	Past Due	Past Due	Past Due	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$3,782	$2,411	$302	$6,495	$224,422	$230,917	$-
Commercial and multi-family (1)	32,334	3,562	31,264	67,160	2,020,957	2,088,117	-
Cannabis related (2)	-	-	-	-	103,007	103,007
Construction (1)	7,304	1,462	2,415	11,181	100,189	111,370	1,829
Commercial business (1) (3)	7,216	6,788	5,306	19,310	205,490	224,800	124
Business express	1,699	3,243	566	5,508	76,013	81,521	318
Home equity (4)	874	-	443	1,317	70,270	71,587	-
Consumer	-	-	-	-	2,075	2,075	-
Total	$53,209	$17,466	$40,296	$110,971	$2,802,423	$2,913,394	$2,271

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

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

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

Modifications

The following tables present the amortized cost basis at June 30, 2025 and 2024 of loans modified to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2025 and 2024 by loan category and type of concession granted.

	For the three Months Ended June 30, 2025
	(In Thousands)
	Number	Payment Delay	Term Extension	Rate Reduction & Term Extension	Total Principal	% of Total Class of Financing Receivable
Commercial & multi-family	1	$-	$25,756	$-	$25,756	1.23%
Commercial business	2	-	-	357	357	0.16
Business express	23	-	5,083	-	5,083	6.24%
Total loans	26	$-	$30,839	$357	$31,196

	For the three Months Ended June 30, 2024
	(In Thousands)
	Number	Payment Delay	Term Extension	Total Principal	% of Total Class of Financing Receivable
Business express	80	$-	$17,536	$17,536	17.46%
Total loans	80	$-	$17,536	$17,536

	For the Six Months Ended June 30, 2025
	(In Thousands)
	Number	Payment Delay	Term Extension	Rate Reduction & Term Extension	Total Principal	% of Total Class of Financing Receivable
Commercial & multi-family	1	$-	$25,756	$-	$25,756	1.23%
Commercial business	5	-	995	357	1,352	0.60
Business express	86	-	20,106	-	20,106	24.66%
Total loans	92	$-	$46,857	$357	$47,214

	For the Six Months Ended June 30, 2024
	(In Thousands)
	Number	Payment Delay		Term Extension	Total Principal	% of Total Class of Financing Receivable
Residential one-to-four family	1	$177	$		$177	0.07%
Business express	80	-		17,536	17,536	17.46
Total loans	81	$177		$17,536	$17,713	0.55%

The following tables present loan modifications made during the six months ended June 30, 2025 and 2024 by payment status.

	For the Six Months Ended June 30, 2025
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Non-accrual	Total
Commercial & multi-family	$25,756	$-	$-	$-	$25,756
Commercial business	995	-	-	357	1,352
Business express	18,504	249	463	890	20,106
Total	$45,255	$249	$463	$1,247	$47,214

	For the Six Months Ended June 30, 2024
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Non-accrual	Total
Residential one-to-four family	$-	$-	$-	$177	$177
Business express	17,333	-	-	203	17,536
Total	$17,333	$-	$-	$380	$17,713

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

Of the loans modified during the preceding twelve months, there were thirteen Business express loans with a combined balance of $3.0 million that subsequently defaulted and were charged-off in full.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The tables below set forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at June 30, 2025 and December 31, 2024, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of June 30, 2025 and December 31, 2024, non-accrual loans differed from the amount of total loans past due 90 days due to loans that were previously 90 days past due both of which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of June 30, 2025
	(in Thousands)
	Non-accrual loans with an Allowance for Credit Losses	Non-accrual loans without an Allowance for Credit Losses	Total Non-accrual loans	Amortized Cost of Loans Past due 90 and Still Accruing
Residential one-to-four family	$-	$1,436	$1,436	$-
Commercial and multi-family (1)	3,853	54,116	57,969	-
Cannabis related (2)	33,512	-	33,512	-
Construction (1)	-	586	586	1,829
Commercial business (1) (3)	3,450	2,942	6,392	124
Business express loans	1,133	244	1,377	318
Home equity (4)	-	492	492	-
Consumer	-	-	-	-
Total	$41,948	$59,816	$101,764	$2,271

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

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

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the six months ended June 30, 2025, 2024, and 2023 would have been $3.0 million, $1.9 million, and $822,000, respectively. Interest income recognized on loans returned to accrual was $1.1 million, $1.1 million, and 970,000, for the six months ended June 30, 2025, 2024, and 2023, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on non-accrual status. There were $2.3 million and $7.7 million in loans that were more than ninety days past due and still accruing interest at June 30, 2025 and December 31, 2024, respectively.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at June 30, 2025 and gross charge-offs for the six months ended June 30, 2025.

Loans by Year of Origination at June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$3,853	$11,984	$16,182	$46,748	$35,652	$114,533	$-	$-	$228,952
Special Mention	-	-	-	-	-	822	-	-	822
Substandard	-	-	-	-	170	973	-	-	1,143
Total one-to-four family	$3,853	$11,984	$16,182	$46,748	$35,822	$116,328	$-	$-	$230,917

Commercial and multi-family (1)
Pass	$20,605	$8,346	$163,782	$504,403	$134,596	$787,089	$9,810	$-	$1,628,631
Special Mention	-	-	16,856	158,874	39,903	61,757	-	-	277,390
Substandard	-	-	675	58,920	23,098	99,263	140	-	182,096
Total Commercial and multi-family	$20,605	$8,346	$181,313	$722,197	$197,597	$948,109	$9,950	$-	$2,088,117

Cannabis related (2)
Pass	$-	$-	$19,184	$26,268	$2,101	$8,085	$8,050	$-	$63,688
Special Mention	-	-	-	-	4,845	-	962	-	5,807
Substandard	-	-	9,482	24,030	-	-	-	-	33,512
Total Cannabis related	$-	$-	$28,666	$50,298	$6,946	$8,085	$9,012	$-	$103,007

Construction (1)
Pass	$917	$2,127	$34,876	$37,483	$-	$-	$5,024	$-	$80,427
Special Mention	-	-	1,924	2,330	9,384	-	-	-	13,638
Substandard	-	-	-	1,723	14,996	586	-	-	17,305
Total Construction	$917	$2,127	$36,800	$41,536	$24,380	$586	$5,024	$-	$111,370

Commercial business (1) (3)
Pass	$-	$7,601	$2,013	$5,105	$700	$28,172	$123,461	$-	$167,052
Special Mention	-	-	-	-	1,458	3,529	25,092	-	30,079
Substandard	-	-	-	-	357	6,305	21,007	-	27,669
Total Commercial business	$-	$7,601	$2,013	$5,105	$2,515	$38,006	$169,560	$-	$224,800

Business express
Pass	$-	$-	$-	$-	$-	$-	$2,104	$72,787	$74,891
Special Mention	-	-	-	-	-	-	-	2,193	2,193
Substandard	-	-	-	-	-	-	888	3,549	4,437
Total Business express	$-	$-	$-	$-	$-	$-	$2,992	$78,529	$81,521

Home equity (4)
Pass	$1,365	$254	$3,441	$1,355	$429	$5,669	$54,612	$3,775	$70,900
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	97	160	430	687
Total Home equity	$1,365	$254	$3,441	$1,355	$429	$5,766	$54,772	$4,205	$71,587

Consumer
Pass	$219	$325	$1,080	$351	$4	$88	$8	$-	$2,075
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$219	$325	$1,080	$351	$4	$88	$8	$-	$2,075

Total Loans	$26,959	$30,637	$269,495	$867,590	$267,693	$1,116,968	$251,318	$82,734	$2,913,394

Gross charge-offs	$-	$-	$-	$78	$263	$736	$5,636	$3,515	$10,228

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

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

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 8 – Stockholders’ Equity

On March 15, 2025, the Company completed a private placement of 52 shares of Series K 6.0% Noncumulative Perpetual Stock, par value $0.01 per share (the “Series K Preferred Stock”), resulting in gross proceeds of $520,000.

On December 31, 2024, the Company completed a private placement of 497 shares of its Series K Preferred Stock, resulting in gross proceeds to the Company of $4,970,000.

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

Note 9 – Bank-Owned Life Insurance

BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At June 30, 2025, the Bank had $77.4 million in BOLI. BOLI is recorded at its net realizable value.

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

There was no amortization expense of the core deposit intangibles for the six months ended June 30, 2025. The core deposit intangibles were fully amortized during the year ended December 31, 2023. The amount of goodwill at June 30, 2025, 2024 and 2023 was $5.2 million.

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

The Company reported a net loss in the first quarter of 2025 and observed a sustained decline in its stock price. Under ASC 350-20-35-30, management considered this a triggering event and performed an interim impairment assessment of goodwill as of May 31, 2025. The results of the analysis determined that there was no impairment needed at June 30, 2025. Refer to the Critical Accounting Estimates for additional details.

The Company believes that the fair values of its goodwill was in excess of its carrying amounts and there was no impairment at June 30, 2025.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2025:
Securities
Debt Securities Available for Sale	$130,776	$-	$130,776	$-
Marketable Equities	9,249	9,249	-	-
Total Securities	$140,025	$9,249	$130,776	$-

As of December 31, 2024:
Securities
Debt Securities Available for Sale	$101,717	$-	$101,717	$-
Marketable Equities	9,472	9,472	-	-
Total Securities	$111,189	$9,472	$101,717	$-

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended June 30, 2025 and 2024.

There were no liabilities measured at fair value on a recurring basis at June 30, 2025 or December 31, 2024.

Assets that the Company measured at fair value on a nonrecurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of June 30, 2025
Individually Evaluated Loans	$27,555	$-	$-	$27,555

As of December 31, 2024:
Individually Evaluated Loans	$19,391	$-	$-	$19,391

Certain individually evaluated loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Losses on individually evaluated loans for the three months ended June 30, 2025 and the twelve months ended December 31, 2024 were $9.3 million and $7.6 million, respectively.

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2025 or December 31, 2024.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of June 30, 2025 and December 31, 2024 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
June 30, 2025:
Individually Evaluated Loans	$27,555	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2024:
Individually Evaluated Loans	$19,391	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of June 30, 2025, and December 31, 2024.

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

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded credit losses based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at June 30, 2025 and December 31, 2024 consisted of the loan balances of $51.9 million, net of an allowance for credit losses of $27.5 million, and $31.2 million net of an allowance for credit losses of $11.8 million, respectively.

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

The carrying values and estimated fair values of financial instruments were as follows as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$206,852	$206,852	$206,852	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	130,776	130,776	-	130,776	-
Equity investments	9,249	9,249	9,249	-	-
Loans held for sale	488	488	-	488	-
Loans receivable, net	2,860,453	2,782,747	-	-	2,782,747
FHLB of New York stock, at cost	18,762	18,762	-	18,762	-
Accrued interest receivable	15,847	15,847	-	15,847	-

Financial liabilities:
Deposits	2,661,534	2,660,617	1,729,407	931,210	-
Borrowings	335,636	336,918	-	336,918	-
Subordinated debentures	43,086	41,240	-	41,240	-
Accrued interest payable	4,248	4,248	-	4,248	-

	As of December 31, 2024

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$317,282	$317,282	$317,282	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	101,717	101,717	-	101,717	-
Equity investments	9,472	9,472	9,472	-	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	2,996,259	2,900,892	-	-	2,900,892
FHLB of New York stock, at cost	24,272	24,272	-	24,272	-
Accrued interest receivable	15,176	15,176	-	15,176	-

Financial liabilities:
Deposits	2,750,858	2,751,625	1,721,602	1,030,023	-
Debt	455,361	456,290	-	456,290	-
Subordinated debentures	42,961	41,594	-	41,594	-
Accrued interest payable	5,195	5,195	-	5,195	-

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

In accordance with the Adjustable Interest Rate Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month Chicago Mercentile Exchange (“CME”) Term SOFR as the applicable successor rate for the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At June 30, 2025, the interest rate for the trust preferred securities was 7.222%.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating lease expense	$953	$901	$1,893	$1,786
Variable lease expense-operating leases	$285	$267	$569	$549

The weighted average remaining lease term for operating leases at June 30, 2025 and December 31, 2024 was 5.00 years and 5.39 years, respectively. The weighted average discount rate for operating leases at June 30, 2025 and December 31, 2024 was 3.51 percent and 3.40 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at June 30, 2025 and December 31, 2024 (in thousands):

Maturities of lease liabilities:
	At June 30, 2025	At December 31, 2024
	Operating Leases	Operating Leases
One year or less	$1,700	$3,189
Over one year through three years	6,050	5,680
Over three years through five years	3,533	3,213
Over five years	2,406	2,406
Gross operating lease liabilities	$13,689	$14,488
Imputed interest	(1,210)	(1,349)
Total operating lease liabilities	$12,479	$13,139

Note 14 – Subsequent Events

On July 28, 2025, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on August 11, 2025, with a payment date of August 25, 2025.

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

The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of higher tariffs imposed by the Trump administration, higher inflation levels, current interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations. Also significant are our ability to manage liquidity and capital in a rapidly changing and unpredictable market and our level of non-performing assets and the costs associated with resolving any problem loans including litigation and other costs. Other factors that could cause future results to vary materially from current management expectations as reflected in our forward-looking statements include, but are not limited to:

•the global economic trends and geopolitical risks, including the ongoing conflicts in Ukraine and the Middle East, and changes in the rate of investment or economic growth, including as a result of sanctions, tariffs or other measures;

•unfavorable economic conditions in the United States generally and particularly in our primary market area and those of our customers;

•supply chain disruptions and labor shortages;

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At June 30, 2025, we had $3.380 billion in consolidated assets, $2.662 billion in deposits and $315.7 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At June 30, 2025, the Bank operated twenty-three branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At June 30, 2025, the Company considers the allowance for credit losses to be a critical accounting estimate.

See further discussion of this critical accounting estimate in Note 7 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024.

Goodwill

Goodwill represents the amount paid in a business acquisition that exceeds the fair value of the identifiable net assets. If any changes occur during the measurement period, the company might revise the goodwill balance based on updated assessments of provisional amounts.

Goodwill must be tested for impairment at least once a year or when specific events occur that could impact its value. It’s assessed at the reporting unit level. The company’s policy is to test goodwill every October 31st or earlier if a triggering event takes place. Such events could include poor financial performance, a drop in the company’s stock price compared to its book value, or broader economic or industry conditions. When a test is triggered, the estimated fair value of the reporting unit is compared to its book value. If the fair value is lower, the difference is recorded as an impairment loss.

The Company reported a net loss in the first quarter of 2025 and observed a sustained decline in its stock price. The Company established a $13.7 million specific reserve tied to a relationship in the cannabis sector and increased its reserves for the discontinued Business Express Loan portfolio by $3.1 million during the first quarter. These two actions contributed to an elevated level of loan loss provisioning expense that resulted in the net loss for the quarter. Management believes that the credit quality headwinds are temporary and the long-term earnings power of the Company maintains a positive outlook. However, management considered this a potential triggering event under ASC 350-20-35-30, which requires an interim impairment assessment of goodwill.

In response, the Company performed a quantitative goodwill impairment test to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. The analysis incorporated management’s updated forecasts, market conditions, and other relevant factors. To estimate fair value, the Company employed a multi-faceted valuation framework consistent with how market participants would evaluate a financial services business in a change of control scenario. The Company developed four primary valuation estimates that employed income and market approach scenarios. The income approach scenario relies on the long-term net income forecast for the Company whereas the market approach relies on various changes of control premium methodologies. To arrive at a conclusion of fair value, the Company utilized these multiple valuation approaches and then applied weight factors to each result. Weight factors represent the Company’s best business judgment of the weights a market participants would utilize to arrive at a fair value for the reporting unit. The analysis resulted in the Company’s fair value exceeding its carrying value resulting in no impairment charge for the period.

A significant amount of judgment is involved in the determination of the fair value of a reporting unit. Future events could cause the Company to conclude that the Company’s goodwill has become impaired, which would result in recording an impairment loss. Management will continue evaluating the economic conditions at future reporting periods for triggering events.

See Note 10 – Goodwill and Other Intangible assets of this Form 10-Q and in our Annual Report on Form 10-K for additional information on the Company’s goodwill and intangibles.

Financial Condition

Total assets decreased by $218.7 million, or 6.1 percent, to $3.380 billion at June 30, 2025, from $3.599 billion at December 31, 2024. The decrease in total assets was mainly related to a decrease in net loans and cash and cash equivalents.

Total cash and cash equivalents decreased by $110.4 million, or 34.8 percent, to $206.9 million at June 30, 2025, from $317.3 million at December 31, 2024. The decrease in cash was primarily due to the reduction of the Bank’s exposure to wholesale funding by paying down high cost brokered deposits and FHLB advances.

Loans receivable, net, decreased by $135.8 million, or 4.5 percent, to $2.860 billion at June 30, 2025, from $2.996 billion at December 31, 2024. Total loan decreases during the period included decreases totaling $125.0 million in commercial real estate and multi-family loans, construction loans, commercial business, business express and 1-4 family residential loans. The allowance for credit losses increased $15.9 million to $50.7 million, or 49.8 percent of non-accruing loans and 1.74 percent of gross loans, at June 30, 2025, as compared to an allowance for credit losses of $34.8 million, or 77.8 percent of non-accruing loans and 1.15 percent of gross loans, at December 31, 2024.

Total investment securities increased by $28.8 million, or 25.9 percent, to $140.0 million at June 30, 2025, from $111.2 million at December 31, 2024, representing current year purchases.

Deposits decreased by $89.3 million, or 3.2 percent, to $2.662 billion at June 30, 2025, from $2.751 billion at December 31, 2024. Brokered deposits and transaction accounts decreased $119.4 million and $29.6 million, respectively, and were offset by increases in money market accounts, certificate of deposit accounts and savings accounts which totaled $61.7 million.

Debt obligations decreased by $119.6 million to $378.7 million at June 30, 2025 from $498.3 million at December 31, 2024, due to maturities and paydowns of our FHLB advances. The weighted average interest rate of FHLB advances was 4.18 percent at June 30, 2025 and 4.35 percent at December 31, 2024. The weighted average maturity of FHLB advances as of June 30, 2025 was 0.79 years. The interest rate of our subordinated debt balances was 9.25 percent at June 30, 2025 and at December 31, 2024.

Stockholders’ equity decreased by $8.2 million, or 2.5 percent, to $315.7 million at June 30, 2025, from $323.9 million at December 31, 2024. The decrease was attributable to the decrease in retained earnings of $11.2 million, or 7.9 percent, to $130.6 million at June 30, 2025 from $141.9 million at December 31, 2024 caused largely by the $8.3 million loss in the first quarter of 2025. Offsetting this were increases totaling $3.0 million consisting of a decrease in accumulated other comprehensive loss due to rate improvements and additional paid in capital on stock purchased during the quarter.

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

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,933,851	$38,650	5.28%	$3,246,612	$44,036	5.43%
Investment securities	133,900	1,822	5.44%	95,241	1,303	5.47%
FHLB stock and other interest earnings-assets	239,245	2,709	4.54%	297,574	4,106	5.52%
Total interest-earning assets	3,306,996	43,181	5.24%	3,639,427	49,445	5.43%
Non-interest-earning assets	113,206			123,551
Total assets	$3,420,202			$3,762,978
Interest-bearing liabilities:
Interest-bearing demand accounts	$529,120	$2,230	1.69%	$546,391	$2,279	1.67%
Money market accounts	418,014	3,354	3.22%	370,204	3,070	3.32%
Savings accounts	258,696	217	0.34%	267,919	152	0.23%
Certificates of Deposit	921,140	9,170	3.99%	1,202,306	14,571	4.85%
Total interest-bearing deposits	2,126,970	14,971	2.82%	2,386,820	20,072	3.36%
Borrowed funds	422,022	5,108	4.85%	510,634	5,734	4.49%
Total interest-bearing liabilities	2,548,992	20,079	3.16%	2,897,454	25,806	3.56%
Non-interest-bearing liabilities	557,177			545,267
Total liabilities	3,106,169			3,442,721
Stockholders' equity	314,033			320,257
Total liabilities and stockholders' equity	$3,420,202			$3,762,978
Net interest income		$23,102			$23,639
Net interest rate spread (1)			2.08%			1.87%
Net interest margin (2)			2.80%			2.60%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans.

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,964,023	$77,577	5.28%	$3,273,200	$87,758	5.36%
Investment securities	125,598	3,351	5.38%	95,747	2,583	5.40%
FHLB stock and other interest-earning assets	285,271	6,445	4.56%	300,433	8,389	5.58%
Total Interest-earning assets	3,374,892	87,373	5.22%	3,669,380	98,730	5.38%
Non-interest-earning assets	119,558			124,477
Total assets	$3,494,450			$3,793,857
Interest-bearing liabilities:
Interest-bearing demand accounts	$544,756	$4,598	1.70%	$553,290	$4,509	1.63%
Money market accounts	406,214	6,404	3.18%	369,650	6,097	3.30%
Savings accounts	255,479	368	0.29%	272,825	318	0.23%
Certificates of Deposit	963,171	19,932	4.17%	1,221,056	29,554	4.84%
Total interest-bearing deposits	2,169,620	31,302	2.91%	2,416,821	40,478	3.35%
Borrowed funds	455,036	10,964	4.86%	510,569	11,470	4.49%
Total interest-bearing liabilities	2,624,656	42,266	3.25%	2,927,390	51,948	3.55%
Non-interest-bearing liabilities	550,454			548,985
Total liabilities	3,175,110			3,476,375
Stockholders' equity	319,340			317,482
Total liabilities and stockholders' equity	$3,494,450			$3,793,857
Net interest income		$45,107			$46,782
Net interest rate spread (1)			1.97%			1.83%
Net interest margin (2)			2.70%			2.55%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans.

Results of Operations Comparison for the Three Months Ended June 30, 2025 and 2024

Net income was $3.6 million for the quarter ended June 30, 2025 and $2.8 million for the quarter ended June 30, 2024. This increase was, primarily, driven by a $4.9 million loss on sale of loans that depressed the earnings in the second quarter of 2024. This was offset, somewhat, by the Bank recording $2.5 million more in loan loss provisioning, $1.3 million more in non-interest expense and $537 thousand less in net interest income in the second quarter of 2025 as compared with the second quarter of 2024.

Interest income decreased by $6.3 million, or 12.7 percent, to $43.2 million for the second quarter of 2025 from $49.4 million for the second quarter of 2024. The average balance of interest-earning assets decreased $332.4 million, or 9.1 percent, to $3.307 billion for the second quarter of 2025 from $3.639 billion for the second quarter of 2024, while the average yield decreased 19 basis points to 5.24 percent for the second quarter of 2025 from 5.43 percent for the second quarter of 2024.

Interest expense decreased by $5.7 million to $20.1 million for the second quarter of 2025 from $25.8 million for the second quarter of 2024. The decrease resulted from a 40 basis point decrease in the average rate paid on interest-bearing liabilities to 3.16 percent for the second quarter of 2025 from 3.56 percent for the second quarter of 2024, while the average balance of interest-bearing liabilities decreased by $348.5 million to $2.549 billion for the second quarter of 2025 from $2.897 billion for the second quarter of 2024.

The net interest margin was 2.80 percent for the second quarter of 2025 compared to 2.60 percent for the second quarter of 2024. The increase in the net interest margin compared to the second quarter of 2024 was the result of a decrease in the cost of interest-bearing liabilities, offset by a decrease in the yield on interest-earning assets.

During the second quarter of 2025, the Company recognized $5.7 million in net charge-offs compared to $1.8 million in net charge-offs in the second quarter of 2024. The Bank had non-accrual loans totaling $101.8 million, or 3.50 percent of gross loans, at June 30, 2025 as compared to $44.7 million, or 1.48 percent of gross loans, at December 31, 2024. The allowance for credit losses on loans was $50.7 million, or 1.74 percent of gross loans, at June 30, 2025, and $34.8 million, or 1.15 percent of gross loans, at December 31, 2024. The provision for credit losses was $4.9 million for the second quarter of 2025 compared to $2.4 million for the second quarter of 2024. Management believes that the allowance for credit losses on loans was adequate at June 30, 2025 and December 31, 2024.

The following table summarizes the Company’s classified loans greater than $5 million at June 30, 2025 (in thousands):

	Purpose	Loan Type	Location	Balance	Loan to Value (1)	Current/Past Due
1	Flex/Industrial	Cannabis (3)	Milford, MA	$24,030	79%	current
2	Industrial loft and Industrial Warehouse	CRE	Brooklyn, NY	16,136	64	current (2)
3	Vacant Land	CRE	Basking Ridge, NJ	15,385	64	current
4	Mixed Use -retail/office	CRE	New York, NY	15,071	94	current
5	Multi-family (3)	Construction	Belleville, NJ	14,996	25	current
6	Mixed use-retail/office/residential	CRE	Clifton, NJ	11,565	42	past due
7	Mixed use-retail/residential	CRE	New York, NY	11,008	64	current
8	Multi-family	CRE	Woodbridge, NJ	9,600	68	current
9	Flex/Industrial	Cannabis (3)	Milford, MA	9,482	79	current
10	Retail Condominium	CRE	New York, NY	7,984	44	current
11	Mixed use - retail office	CRE	Bronx, NY	7,544	1	current
12	Mixed use - retail/residential	CRE	New York, NY	6,765	68	past due
13	UCCs	C&I	Clark, NJ	6,440	n/a	past due
14	Office building	CRE	S. Brunswick, NJ	5,869	39	past due
15	Mixed Use -retail/office	CRE	New Brunswick, NJ	5,078	66	current

(1) Based on the most recent appraised values available.

(2) Current with forbearance agreement.

(3) Loan to the same borrower

Non-interest income increased by $5.3 million to $2.1 million for the second quarter of 2025 from a loss of $3.2 million in the second quarter of 2024. The increase in total non-interest income was mainly related to a $4.9 million loss on the sale of loans in the second quarter of 2024 and increases in fee and service charge income, BOLI income, and gains on equity securities of $186 thousand, $115 thousand, and $114 thousand, respectively.

Non-interest expense increased by $1.3 million, or 9.2 percent, to $15.3 million for the second quarter of 2025 when compared to non-interest expense of $14.0 million for the second quarter of 2024. The increase in these expenses for the second quarter of 2025 was primarily driven by higher salaries and employee benefits and higher data processing and communication costs which increased $721 thousand and $374 thousand, respectively.

The income tax provision increased by $292 thousand, to an income tax provision of $1.5 million for the second quarter of 2025 when compared to a $1.2 million provision for the second quarter of 2024. The consolidated effective tax rate was 29.0 percent for the second quarter of 2025 compared to 29.2 percent for the second quarter of 2024.

Results of Operations Comparison for Six Months Ended June 30, 2025 and 2024

Net income decreased by $13.4 million, or 154.8 percent, to a loss of $4.8 million for the first six months of 2025 from earnings of $8.7 million for the first six months of 2024. The decrease in net income was driven, primarily, by provisioning for loan loss expense being $21.2 million higher, net interest income being $1.7 million lower, and non-interest expense being $1.1 million higher. This was partly offset by the income tax provision being lower by $5.6 million and non-interest income being higher by $5.0 million.

Net interest income was $1.7 million lower as interest income decreased by $11.4 million, or 11.5 percent, to $87.4 million for the first six months of 2025, from $98.7 million for the first six months of 2024, and interest expense decreased $9.7 million for the same period. The average balance of interest-earning assets decreased $294.5 million, or 8.0 percent, to $3.375 billion for the first six months of 2025, from $3.669 billion for the first six months of 2024, while the average yield decreased 16 basis points to 5.22 percent from 5.38 percent for the comparable period. The decrease in interest earning assets was primarily a result of loans and interest-bearing bank balances declining $309.2 million and $15.2 million, respectively. This was offset by an increase in investment securities of $29.9 million. Interest expense decreased by $9.7 million, or 18.6 percent, to $42.3 million for 2025, from $51.9 million for 2024. This decrease resulted primarily from a $9.2 million decrease in the interest paid on deposits. Interest on borrowed money also declined by $506 thousand for the same period. Average deposits declined $247.2 million, and the average rate paid on deposits declined 44 basis points to 2.91 percent. Average borrowings decreased $55.5 million for the same period. The average rate paid on borrowings increased by 37 basis points to 4.86 percent.

Net interest margin was 2.70 percent for the first six months of 2025, compared to 2.55 percent for the first six months of 2024. The increase in the net interest margin compared to the prior period was the result of a decrease in the cost of the Company’s interest-bearing liabilities, by 30 basis points to 3.25 percent. Offsetting that, somewhat, was a decrease in the rate earned on earning assets, which decreased 16 basis points to 5.22 percent.

During the first six months of 2025, the Company experienced $9.9 million in net charge offs compared to $2.9 million in net charge offs for the same period in 2024. The provision for credit losses increased from $4.5 million during the first six months of 2024 to $25.7 million for the first six months of 2025, primarily driven by a previously reported $13.7 million specific reserve tied to a $34.2 million loan in the cannabis sector. The Company’s cannabis portfolio had a balance of $103.0 million as of the end of the second quarter.  The cannabis industry is facing operating challenges and the Bank’s cannabis portfolio poses an increased amount of credit risk. The portfolio has some larger relationships that could require material reserves in future periods if the operating headwinds persist.

Non-interest income increased by $5.0 million for the first six months of 2025 from a loss of $1.1 million for the first six months of 2024. In 2024, the Bank recorded a loss on sale of loans of $4.8 million. Fees and service charges and income on BOLI also increased $144 thousand and $48 thousand for the same period.

Non-interest expense increased by $1.1 million, or 3.8 percent, to $29.9 million for the first six months of 2025 from $28.8 million for the same period in 2024. The increase in operating expenses for 2025 was driven primarily by an increase in salaries and employee benefits which increased $1.1 million for the first six months of 2025 compared to the same period in 2024. Data processing costs and professional fees also increased, by $365 thousand and $260 thousand, respectively. Offsetting this was a decrease in regulatory fees and assessments of $582 thousand.

The income tax provision decreased by $5.6 million or 153.3 percent, to an income tax credit of $1.9 million for the first six months of 2025 when compared to a $3.6 million provision for the same period in 2024. The decrease in the income tax provision was a result of the lower taxable income for the six months ended June 30,

2025 compared to the same period in 2024. The consolidated effective tax rate was 28.9 percent for the first six months of 2025 compared to 29.4 percent for the first six months of 2024.

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

At June 30, 2025 and December 31, 2024, the Company had $30 million and $0, respectively, in overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $378.7 million at June 30, 2025 as compared to $498.3 million at December 31, 2024.

At June 30, 2025, the Company had the ability to obtain additional funding of $226.6 million from the FHLB and $196.2 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $903.4 million at June 30, 2025. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of June 30, 2025 and a significant amount of available borrowing capacity with FHLB and Federal Reserve Bank Discount Window.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $40.0 million at June 30, 2025. Refer to Note 12 of the Notes to Unaudited Consolidated Financial Statements for additional details on the outstanding subordinated debentures.

The Company also has $4.1 million of mandatory redeemable trust preferred securities outstanding. Effective September 18, 2023, the interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month CME Term SOFR, as adjusted by the spread adjustment of 0.26161%, plus 2.650%. The rate paid as of June 30, 2025 and 2024 was 7.222% and 8.251%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

At June 30, 2025 and December 31, 2024, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of June 30, 2025:
Bank
Community Bank Leverage Ratio	$355,574	10.40%	$273,518	8.00%	$307,708	9.00%

As of December 31, 2024:
Bank
Community Bank Leverage Ratio	$363,697	10.03%	$290,087	8.00%	$326,348	9.00%

The following table sets forth the regulatory capital ratios for the Company as well as the regulatory requirements for June 30, 2025 and December 31, 2024.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Federal Reserve Board Regulations
	Dollars in Thousands
As of June 30, 2025:
Bancorp
Total Capital (to Risk-Weighted Assets)	$394,435	13.09%	$241,060	8.00%	$301,325	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	317,634	10.54	180,816	6.00	180,816	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	288,268	9.56	135,691	4.50	-	-
Tier 1 Capital (to adjust total assets)	317,634	9.30	136,617	4.00	-	-

As of December 31, 2024:
Bancorp
Total Capital (To Risk-Weighted Assets)	$400,591	12.89%	$248,621	8.00%	$310,777	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	326,965	10.52	186,482	6.00	186,482	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	298,118	9.59	139,889	4.50	-	-
Tier 1 Capital (to adjusted total assets)	326,965	9.02	144,996	4.00	-	-

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of June 30, 2025. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for an increase of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of June 30, 2025. The following sets forth the Company’s NPV as of June 30, 2025.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+100bp	$386,084	$(14,923)	(3.72)%	11.91%	(0.26)%
PAR	401,006	-	-	12.16	-
-100bp	406,977	5,970	1.49	12.15	(0.02)
-200bp	407,562	6,556	1.63	11.97	(0.20)
-300bp	414,417	13,411	3.34	11.92	(0.24)

____________

bps-basis point

The table above indicates that at June 30, 2025, in the event of a 100-basis point decrease in interest rates, we would experience a 0.02 percent decrease in NPV, as compared to a 0.27 percent increase at December 31, 2024.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of June 30, 2025, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

BCB BANCORP, INC.

Date: August 6, 2025	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)