Form 10-Q
period 2025-09-30
BCB BANCORP INC
filed 2025-11-05
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2025, BCB Bancorp, Inc. had 17,228,206 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2025	2024

ASSETS
Cash and amounts due from depository institutions	$13,090	$14,075
Interest-earning deposits	236,524	303,207
Total cash and cash equivalents	249,614	317,282

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value	115,693	101,717
Equity investments, at fair value	9,599	9,472
Loans receivable, net of allowance for credit losses
of $37,803 and $34,789, respectively	2,788,932	2,996,259
Federal Home Loan Bank of New York stock, at cost	16,281	24,272
Premises and equipment, net	12,139	12,569
Accrued interest receivable	15,800	15,176
Other real estate owned	20,077	-
Deferred income taxes, net	21,544	17,181
Goodwill and other intangibles	5,253	5,253
Operating lease right-of-use assets	11,257	12,686
Bank-owned life insurance ("BOLI")	78,365	76,040
Other assets	7,776	10,476
Total Assets	$3,353,065	$3,599,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$536,908	$520,387
Interest-bearing deposits	2,150,479	2,230,471
Total deposits	2,687,387	2,750,858
FHLB advances	280,774	455,361
Subordinated debentures	43,148	42,961
Operating lease liability	11,737	13,139
Other liabilities	11,566	12,874
Total Liabilities	3,034,612	3,275,193

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,548 shares Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at September 30, 2025 and 2,496 shares of Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2024	-	-
Additional paid-in capital preferred stock	25,243	24,723
Common stock: no par value; 40,000,000 shares authorized; issued 20,462,177 and 20,296,748 at September 30, 2025 and December 31, 2024, respectively, outstanding 17,228,206 and 17,062,777, at September 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital common stock	202,843	200,935
Retained earnings	131,670	141,853
Accumulated other comprehensive loss	(2,956)	(5,239)
Treasury stock, at cost, 3,233,971 shares at September 30, 2025 and December 31, 2024	(38,347)	(38,347)
Total Stockholders' Equity	318,453	323,925
Total Liabilities and Stockholders' Equity	$3,353,065	$3,599,118

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2023	2025	2024	2023
Interest and dividend income:
Loans, including fees	$38,278	$42,857	$44,133	$115,855	$130,615	$125,666
Mortgage-backed securities	843	303	217	2,169	905	587
Other investment securities	1,114	994	1,045	3,139	2,975	3,235
FHLB stock and other interest earning assets	2,807	4,472	3,672	9,252	12,861	9,168
Total interest income	43,042	48,626	49,067	130,415	147,356	138,656

Interest expense:
Deposits:
Demand	5,608	5,686	4,556	16,610	16,292	11,900
Savings and club	233	146	182	601	464	443
Certificates of deposit	9,445	13,670	10,922	29,377	43,224	25,849
	15,286	19,502	15,660	46,588	59,980	38,192
Borrowings	4,045	6,079	7,727	15,009	17,549	20,324
Total interest expense	19,331	25,581	23,387	61,597	77,529	58,516

Net interest income	23,711	23,045	25,680	68,818	69,827	80,140
Provision for credit losses on loans	4,080	2,890	2,205	29,816	7,416	4,177

Net interest income after provision for credit losses on loans	19,631	20,155	23,475	39,002	62,411	75,963

Non-interest income:
Fees and service charges	1,311	1,196	1,349	3,789	3,530	3,889
BOLI income	931	652	466	2,325	1,998	1,154
(Loss) gain on sales of loans	21	35	19	21	(4,771)	25
Realized and unrealized gains (losses) on equity investments	350	1,132	(494)	127	1,040	(4,390)
Other	132	112	66	350	205	182
Total non-interest income	2,745	3,127	1,406	6,612	2,002	860

Non-interest expense:
Salaries and employee benefits	8,324	7,139	7,524	23,440	21,112	22,853
Occupancy and equipment	2,562	2,591	2,622	7,787	7,764	7,734
Data processing and communications	2,047	1,681	1,787	5,937	5,206	5,247
Professional fees	800	618	560	2,259	1,817	1,748
Director fees	305	351	274	1,036	882	809
Regulatory assessments	984	666	1,111	2,497	2,761	2,443
Advertising and promotional	284	182	317	679	651	945
Other real estate owned, net	-	-	1	-	-	3
Other	1,264	701	1,267	2,863	2,561	2,241
Total non-interest expense	16,570	13,929	15,463	46,498	42,754	44,023

Income (Loss) before income tax provision	5,806	9,353	9,418	(884)	21,659	32,800
Income tax provision (benefit)	1,544	2,685	2,707	(386)	6,308	9,379

Net Income (Loss)	$4,262	$6,668	$6,711	$(498)	$15,351	$23,421
Preferred stock dividends	482	475	173	1,446	1,357	520
Net Income (Loss) available to common stockholders	$3,780	$6,193	$6,538	$(1,944)	$13,994	$22,901

Net Income (Loss) per common share-basic and diluted
Basic	$0.22	$0.36	$0.39	$(0.11)	$0.82	$1.36
Diluted	$0.22	$0.36	$0.39	$(0.11)	$0.82	$1.35

Weighted average number of common shares outstanding
Basic	17,207	17,039	16,830	17,165	16,991	16,868
Diluted	17,207	17,064	16,854	17,165	16,992	16,951

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2023	2025	2024	2023

Net Income (Loss)	$4,262	$6,668	$6,711	$(498)	$15,351	$23,421
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	1,516	2,809	(414)	3,029	2,405	(4,204)
Tax Effect	(373)	(692)	209	(746)	(592)	1,069
Other comprehensive income (loss), net of tax:	1,143	2,117	(205)	2,283	1,813	(3,135)
Comprehensive income	$5,405	$8,785	$6,506	$1,785	$17,164	$20,286

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2025	$-	$-	$225,658	$141,853	$(38,347)	$(5,239)	$323,925
Net loss	-	-	-	(498)	-	-	(498)
Other comprehensive income	-	-	-	-	-	2,283	2,283
Issuance of Series K preferred stock	-	-	520	-	-	-	520
Stock-based compensation expense	-	-	780	-	-	-	780
Dividends payable on Series J 8.0% and Series K 6% noncumulative perpetual preferred stock	-	-	-	(1,446)	-	-	(1,446)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(7,982)	-	-	(7,982)
Dividend reinvestment plan	-	-	257	(257)	-	-	-
Stock Purchase Plan	-	-	871	-	-	-	871
Balance at September 30, 2025	$-	$-	$228,086	$131,670	$(38,347)	$(2,956)	$318,453

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2025	$-	$-	$227,554	$130,627	$(38,347)	$(4,099)	$315,735
Net income	-	-	-	4,262	-	-	4,262
Other comprehensive income	-	-	-	-	-	1,143	1,143
Stock-based compensation expense	-	-	229	-	-	-	229
Dividends payable on Series J 8.0% and Series K 6% noncumulative perpetual preferred stock	-	-	-	(482)	-	-	(482)
Cash dividends on common stock ($0.14 per share declared)	-	-	-	(2,635)	-	-	(2,635)
Dividend reinvestment plan	-	-	102	(102)	-	-	-
Stock Purchase Plan	-	-	201	-	-	-	201
Balance at September 30, 2025	$-	$-	$228,086	$131,670	$(38,347)	$(2,956)	$318,453

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2024	$-	$-	$223,966	$135,927	$(38,347)	$(7,491)	$314,055
Net income	-	-	-	15,351	-	-	15,351
Other comprehensive income	-	-	-	-	-	1,813	1,813
Issuance of Series J preferred stock	-	-	4,720	-	-	-	4,720
Stock-based compensation expense	-	-	626	-	-	-	626
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(1,357)	-	-	(1,357)
Cash dividends on common stock ($0.48 per share declared)	-	-	-	(7,820)	-	-	(7,820)
Dividend reinvestment plan	-	-	331	(331)	-	-	-
Stock Purchase Plan	-	-	725	-	-	-	725
Balance at September 30, 2024	$-	$-	$230,368	$141,770	$(38,347)	$(5,678)	$328,113

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2024	$-	$-	$228,565	$138,309	$(38,347)	$(7,795)	$320,732
Net income	-	-	-	6,668	-	-	6,668
Other comprehensive loss	-	-	-	-	-	2,117	2,117
Issuance of Series J preferred stock	-	-	1,360	-	-	-	1,360
Stock-based compensation expense	-	-	229	-	-	-	229
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(475)	-	-	(475)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,618)	-	-	(2,618)
Dividend reinvestment plan	-	-	114	(114)	-	-	-
Stock Purchase Plan	-	-	100	-	-	-	100
Balance at September 30, 2024	$-	$-	$230,368	$141,770	$(38,347)	$(5,678)	$328,113

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254
Effect of Adopting ASU No. 2016 -13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124
Net income	-	-	-	23,421	-	-	23,421
Other comprehensive loss	-	-	-	-	-	(3,135)	(3,135)
Exercise of stock options (61,000 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	402	-	-	-	402
Treasury Stock Purchases (266,753 shares)	-	-	-	-	(3,816)	-	(3,816)
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(520)	-	-	(520)
Redemption of Series H Preferred Stock	-	-	(220)	-	-	-	(220)
Cash dividends on common stock ($0.32 per share declared)	-	-	-	(7,864)	-	-	(7,864)
Dividend reinvestment plan	-	-	287	(287)	-	-	-
Stock Purchase Plan	-	-	826	-	-	-	826
Balance at September 30, 2023	$-	$-	$218,880	$132,729	$(38,347)	$(9,626)	$303,636

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2023	$-	$-	$218,524	$128,867	$(38,347)	$(9,421)	$299,623
Net income	-	-	-	6,711	-	-	6,711
Other comprehensive loss	-	-	-	-	-	(205)	(205)
Stock-based compensation expense	-	-	185	-	-	-	185
Dividends payable on Series H 3.5% and Series I 3.0% noncumulative perpetual preferred stock	-	-	-	(173)	-	-	(173)
Redemption of Series H Preferred Stock	-	-	(220)	-	-	-	(220)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,584)	-	-	(2,584)
Dividend reinvestment plan	-	-	92	(92)	-	-	-
Stock Purchase Plan	-	-	299	-	-	-	299
Balance at September 30, 2023	$-	$-	$218,880	$132,729	$(38,347)	$(9,626)	$303,636

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2025	2024	2023
Cash Flows from Operating Activities:
Net (Loss) Income	$(498)	$15,351	$23,421
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	1,157	1,322	1,480
Amortization and accretion, net	(385)	(1,191)	(1,835)
Provision for credit losses on loans	29,816	7,416	4,177
Deferred income tax (benefit) expense	(5,109)	251	782
Loans originated for sale	(1,113)	(4,035)	(1,528)
Proceeds from sales of loans	1,134	38,991	1,739
Loss (gain) on sales of loans	(21)	4,771	(25)
Gain on sale of fixed assets	-	(4)	-
Realized and unrealized (gains) losses on equity investments	(127)	(1,040)	4,390
Stock-based compensation expense	780	626	402
Increase in cash surrender value of BOLI	(2,325)	(1,998)	(1,154)
Net change in accrued interest receivable	(624)	(424)	(2,720)
Net change in other assets	2,700	1,684	(246)
Net change in accrued interest payable	(2,139)	(1,283)	2,662
Net change in other liabilities	831	(496)	2,946
Net Cash Provided by Operating Activities	24,077	59,941	34,491
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	26,455	2,343	13,653
Purchases of securities	(37,402)	(10,349)	(12,498)
Proceeds from sales of securities	-	-	5,024
Proceeds from sales of fixed asset	-	4	-
Proceeds from the sale of portfolio loans	-	2,014	-
Net decrease (increase) in loans receivable	158,446	145,368	(239,035)
Additions to premises and equipment	(727)	(273)	(4,335)
Redemption (purchase) of Federal Home Loan Bank of New York stock	7,991	185	(11,516)
Net Cash Provided by (Used In) Investing Activities	154,763	139,292	(248,707)
Cash flows from financing activities:
Net (decrease) increase in deposits	(63,471)	(254,500)	7,949
Proceeds from Federal Home Loan Bank of New York Long Term Advances	-	-	400,000
Repayment from Federal Home Loan Bank of New York Long Term Advances	(175,000)	(6,800)	-
Net change in Federal Home Loan Bank of New York Short Term Advances	-	-	(160,000)
Purchases of treasury stock	-	-	(3,816)
Cash dividends paid on common stock	(7,982)	(7,820)	(7,864)
Cash dividends paid on preferred stock	(1,446)	(1,357)	(520)
Net proceeds from issuance of common stock	871	725	826
Net proceeds from issuance of preferred stock	520	4,720	-
Payments for redemption of preferred stock	-	-	(220)
Net proceeds from issuance of subordinated debt	-	38,799	-
Net payment from redemption of subordinated debt	-	(9,400)	-
Exercise of Stock Options	-	-	418
Net Cash (Used in) Provided by Financing Activities	(246,508)	(235,633)	236,773
Net (Decrease) Increase in Cash and Cash Equivalents	(67,668)	(36,400)	22,557
Cash and Cash Equivalents-Beginning	317,282	279,523	229,359
Cash and Cash Equivalents-Ending	$249,614	$243,123	$251,916

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,801	$3,429	$12,322
Interest	63,736	78,812	55,853
Transfer of loans receivable to loans held for sale	-	38,402	-
Transfer of loans receivable to other real estate	20,077	-	-

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

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of September 30, 2025, operated at 27 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. Special Asset REO 2 holds other real estate owned property. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Starting with the first quarter of 2025, the Company has decided to include cannabis related loans as a separate segment given its unique characteristics. Previously these loans were included in Commercial and multi-family, Construction, and commercial business segments. The cannabis loan portfolio at September 30, 2025 and December 31, 2024 was $69.1 million and $103.2 million, respectively. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 7 – Loans Receivable and Allowance for Credit Losses.

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

The following table presents a summary of the status of the Company’s restricted shares as of September 30, 2025 and 2024.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	84,800	$12.38
Granted	43,773	10.66
Vested	(44,530)	12.69
Forfeited	-	-
Non-vested at September 30, 2025	84,043	$11.32

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	86,752	$14.98
Granted	50,000	9.44
Vested	(50,227)	13.85
Forfeited	(1,725)	14.92
Non-vested at September 30, 2024	84,800	$12.38

Restricted stock expense for the nine months ended September 30, 2025, September 30, 2024 and September 30, 2023 was $664,000, $519,000 and $303,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of September 30, 2025 was approximately $451,000 over a weighted average period of 0.87 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of September 30, 2025.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2025	893,975	$9.91-13.68	$11.76

Options granted	63,763	9.91	9.91
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at September 30, 2025	957,738	$9.91-13.68	$11.64

As of September 30, 2025, stock options which were granted and were exercisable totaled 851,615. It is the Company’s policy to issue new shares upon a stock option exercise.

Note 4 – Equity Incentive Plans (continued)

Compensation expense for the nine months ended September 30, 2025, September 30, 2024, and September 30, 2023 was $116,000, $107,000 and $99,000, respectively. Expected future compensation expense relating to the 106,123 shares of unvested options outstanding as of September 30, 2025 was $156,000 over a weighted average period of 2.06 years.

Note 5 – Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2025, 2024 and 2023, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. There were 958,000, 434,000 and 518,000 outstanding options considered to be anti-dilutive for the three months ended September 30, 2025, 2024 and 2023, respectively. There were 958,000, 807,000 and 137,000 outstanding options considered to be anti-dilutive for the nine months ended September 30, 2025, 2024 and 2023, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2025			2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings per share:
Income available to common stockholders	$3,780	17,207	$0.22	$6,193	17,039	$0.36	$6,538	16,830	$0.39

Effect of dilutive securities:
Stock options	-	-		-	25		-	24

Diluted earnings per share:
Income available to common stockholders	$3,780	17,207	$0.22	$6,193	17,064	$0.36	$6,538	16,854	$0.39

	For the Nine Months Ended September 30,
	2025			2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic (loss) earnings per share:
(Loss) Income available to common stockholders	$(1,944)	17,165	$(0.11)	$13,994	16,991	$0.82	$22,901	16,868	$1.36

Effect of dilutive securities:
Stock options	-	-		-	1		-	83

Diluted (loss) earnings per share:
(Loss) Income available to common stockholders	$(1,944)	17,165	$(0.11)	$13,994	16,992	$0.82	$22,901	16,951	$1.35

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income (loss) on equity securities during the three and nine months ended September 30, 2025, 2024 and 2023:

	For the three months ended September 30,			For the nine months ended September 30,
(In Thousands)	2025	2024	2023	2025	2024	2023
Net gains (losses) recognized during the period on equity securities held at the reporting date	$350	$1,132	$(436)	$127	$1,040	$(4,157)
Net losses recognized during the period on equity securities sold during the period	-	-	(58)	-	-	(233)
Realized and unrealized gains (losses) on equity investments during the reporting period	$350	$1,132	$(494)	$127	$1,040	$(4,390)

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$148	$-	$1	$147
More than five to ten years	2,619	-	101	2,518
More than ten years	68,706	632	2,678	66,660
Sub-total:	71,473	632	2,780	69,325

Corporate Debt securities:
More than one to five years	17,290	108	174	17,224
More than five to ten years	30,774	184	1,814	29,144
Sub-total:	48,064	292	1,988	46,368

Total securities	$119,537	$924	$4,768	$115,693

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$1,286	$-	$57	$1,229
More than five to ten years	2,395	-	135	2,260
More than ten years	45,345	188	3,508	42,025
Sub-total:	49,026	188	3,700	45,514

Corporate Debt securities:
More than one to five years	37,488	-	1,081	36,407
More than five to ten years	22,076	-	2,280	19,796
Sub-total:	59,564	-	3,361	56,203

Total securities	$108,590	$188	$7,061	$101,717

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2025
Residential mortgage-backed securities	$3,323	$1	$27,760	$2,779	$31,083	$2,780
Corporate Debt securities	-	-	30,273	1,988	30,273	1,988
	$3,323	$1	$58,033	$4,767	$61,356	$4,768

December 31, 2024
Residential mortgage-backed securities	$10,558	$127	$24,673	$3,573	$35,231	$3,700
Corporate Debt securities	2,985	19	51,918	3,342	54,903	3,361
	$13,543	$146	$76,591	$6,915	$90,134	$7,061

Note 7 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of September 30, 2025 and December 31, 2024 by segment and class:

	September 30, 2025	December 31, 2024
	(In Thousands)
Residential one-to-four family	$227,140	$239,870
Commercial and multi-family (1)	2,080,088	2,155,929
Cannabis related (2)	69,102	103,206
Construction (1)	105,980	130,589
Commercial business (1) (3)	192,762	242,239
Business express	78,253	92,947
Home equity (4)	73,566	66,769
Consumer	2,042	2,235
	2,828,933	3,033,784

Less:
Deferred loan fees, net	(2,198)	(2,736)
Allowance for credit losses	(37,803)	(34,789)

Total Loans, net	$2,788,932	$2,996,259

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables set forth the activity in the Company’s allowance for credit losses on loans for the three and nine months ended September 30, 2025, and the related portion of the allowance for credit losses that is allocated to each loan class, as of September 30, 2025 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses on loans:
Beginning Balance, July 1, 2025	$1,837	$12,419	$14,852	$1,907	$8,898	$10,093	$635	$17	$50,658

Charge-offs:	-	(79)	(12,756)	-	(3,453)	(1,206)	-	-	(17,494)
Recoveries:	9	-	-	-	2	548	-	-	559
Provision (benefit):	(219)	(383)	(631)	(243)	6,667	(1,057)	(48)	(6)	4,080
Ending Balance, September 30, 2025	1,627	11,957	1,465	1,664	12,114	8,378	587	11	37,803

Ending Balance attributable to loans:
Individually evaluated	-	3,405	-	262	8,129	2,833	-	-	14,629
Collectively evaluated	1,627	8,552	1,465	1,402	3,985	5,545	587	11	23,174
Ending Balance, September 30, 2025	1,627	11,957	1,465	1,664	12,114	8,378	587	11	37,803

Loans Receivables:
Individually evaluated	302	105,115	-	2,310	18,355	2,833	443	-	129,358
Collectively evaluated	226,838	1,974,973	69,102	103,670	174,407	75,420	73,123	2,042	2,699,575
Total Gross Loans:	$227,140	$2,080,088	$69,102	$105,980	$192,762	$78,253	$73,566	$2,042	$2,828,933

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses on loans:
Beginning Balance, January 1, 2025	$1,947	$10,451	$1,613	$1,902	$10,497	$7,769	$594	$16	$34,789

Charge-offs:	-	(419)	(12,756)	-	(5,301)	(9,246)	-	-	(27,722)
Recoveries:	43	-	-	-	6	871	-	-	920
Provision (benefit):	(363)	1,925	12,608	(238)	6,912	8,984	(7)	(5)	29,816
Ending Balance, September 30, 2025	$1,627	$11,957	$1,465	$1,664	$12,114	$8,378	$587	$11	$37,803

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables set forth the activity in the Company’s allowance for credit losses on loans for the three and nine months ended September 30, 2024, and the related portion of the allowance for credit losses that is allocated to each loan class, as of September 30, 2024 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses on loans:
Beginning Balance, July 1, 2024	$2,039	$13,581	$1,910	$2,760	$7,851	$6,444	$635	$23	$35,243

Charge-offs:	-	-	-	-	-	(3,471)	-	-	(3,471)
Recoveries:	8	-	-	-	22	1	-	-	31
Provision (benefit):	30	(1,472)	(115)	(503)	754	4,168	10	18	2,890
Ending Balance, September 30, 2024	2,077	12,109	1,795	2,257	8,627	7,142	645	41	34,693

Ending Balance attributable to loans:
Individually evaluated	-	971	-	-	2,025	3,052	-	20	6,068
Collectively evaluated	2,077	11,138	1,795	2,257	6,602	4,090	645	21	28,625
Ending Balance, September 30, 2024	2,077	12,109	1,795	2,257	8,627	7,142	645	41	34,693

Loans Receivables:
Individually evaluated	235	56,869	-	586	4,993	3,052	293	20	66,048
Collectively evaluated	240,815	2,148,731	103,396	141,438	259,752	95,905	67,273	2,289	3,059,599
Total Gross Loans:	$241,050	$2,205,600	$103,396	$142,024	$264,745	$98,957	$67,566	$2,309	$3,125,647

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses on loans:
Beginning Balance, January 1, 2024	$2,344	$15,343	$2,344	$3,758	$4,508	$4,542	$691	$78	$33,608

Charge-offs:	-	-	-	-	(567)	(5,387)	-	(446)	(6,400)
Recoveries:	33	-	-	-	27	9	-	-	69
Provision (benefit):	(300)	(3,234)	(549)	(1,501)	4,659	7,978	(46)	409	7,416
Ending Balance, September 30, 2024	$2,077	$12,109	$1,795	$2,257	$8,627	$7,142	$645	$41	$34,693

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables set forth the activity in the Company’s allowance for credit losses on loans for the three and nine months ended September 30, 2023, and the related portion of the allowance for credit losses that is allocated to each loan class, as of September 30, 2023 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses on loans:
Beginning Balance, July 1, 2023	$2,453	$14,679	$509	$4,024	$5,302	$2,485	$722	$31	$30,205

Charge-offs:	-	-	-	-	-	(515)	-	-	(515)
Recoveries:	14	-	-	-	5	-	-	-	19
Provision (benefit):	(23)	(696)	1,331	568	1,557	(485)	(54)	7	2,205
Ending Balance, September 30, 2023	2,444	13,983	1,840	4,592	6,864	1,485	668	38	31,914

Ending Balance attributable to loans:
Individually evaluated	-	-	1,213	608	701	250	-	-	2,772
Collectively evaluated	2,444	13,983	627	3,984	6,163	1,235	668	38	29,142
Ending Balance, September 30, 2023	2,444	13,983	1,840	4,592	6,864	1,485	668	38	31,914

Loans Receivables:
Individually evaluated	355	21,945	5,569	3,473	4,064	250	212	-	35,868
Collectively evaluated	251,490	2,327,719	102,635	176,867	257,071	101,008	65,834	3,647	3,286,271
Total Gross Loans:	$251,845	$2,349,664	$108,204	$180,340	$261,135	$101,258	$66,046	$3,647	$3,322,139

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Unallocated	Total
Allowance for credit losses on loans:
Ending Balance December 31, 2022	$2,474	$21,381	$402	$2,073	$4,482	$872	$485	$24	$180	$32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(6,953)	(145)	1,369	1,727	(316)	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,428	$257	$3,442	$6,209	$556	$667	$31	$-	$28,208

Charge-offs:	-	-	-	-	(1)	(554)	-	-	-	(555)
Recoveries:	38	-	-	-	30	-	16	-	-	84
Provision (benefit):	(212)	(445)	1,583	1,150	626	1,483	(15)	7	-	4,177
Ending Balance, September 30, 2023	$2,444	$13,983	$1,840	$4,592	$6,864	$1,485	$668	$38	$-	$31,914

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the allowance for credit losses on loans and amount recorded in loans receivable at and for the year ended December 31, 2024. The table also details the amount of total loans receivable that are evaluated individually and collectively, and the related portion of the allowance for credit losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1) (3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses on loans:
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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables present the activity in the allowance for credit losses on off-balance sheet exposures for the three and nine months ended September 30, 2025, 2024, and 2023.

	Three Months Ended September 30,
	2025	2024	2023
Allowance for credit losses on off-balance sheet exposures:
Beginning balance	$687	$759	$254
(Benefit) Provision for credit losses	(207)	(288)	148
Balance at September 30	$480	$471	$402

	Nine Months Ended September 30,
	2025	2024	2023
Allowance for credit losses on off-balance sheet exposures:
Beginning Balance	$813	$694	$-
Impact of adopting ASU No. 2016-13 ("CECL") effective January 1, 2023	-	-	1,266
Benefit for credit losses	(333)	(223)	(864)
Balance at September 30	$480	$471	$402

The following table sets forth the delinquency status of total loans receivable as of September 30, 2025:

							Loans Receivable
			Greater Than				>90 Days
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans	Past Due
	Past Due	Past Due	Past Due	Due	Current	Receivable	and Accruing
	(In Thousands)

Residential one-to-four family	$4,779	$-	$302	$5,081	$222,059	$227,140	$-
Commercial and multi-family (1)	28,596	19,044	62,580	110,220	1,969,868	2,080,088	-
Cannabis related (2)	-	-	-	-	69,102	69,102	-
Construction (1)	14,996	13,996	2,310	31,302	74,678	105,980	-
Commercial business (1) (3)	3,633	1,238	16,164	21,035	171,727	192,762	-
Business express	2,344	599	1,115	4,058	74,195	78,253	244
Home equity (4)	1,831	-	479	2,310	71,256	73,566	36
Consumer	-	-	-	-	2,042	2,042	-
Total	$56,179	$34,877	$82,950	$174,006	$2,654,927	$2,828,933	$280

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

Modifications

The following tables present the amortized cost basis at September 30, 2025 and 2024 of loans modified to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2025 and 2024 by loan category and type of concession granted.

	For the Three Months Ended September 30, 2025
	(In Thousands)
	Number	Payment Delay	Term Extension	Rate Reduction & Term Extension	Total Principal	% of Total Class of Financing Receivable
Residential	1	$168	$-	$-	$168	0.07%
Commercial business	2	-	-	674	674	0.35
Business express	10	-	2,096	-	2,096	2.68
Total loans	13	$168	$2,096	$674	$2,938

	For the Three Months Ended September 30, 2024
	(In Thousands)
	Number	Payment Delay	Term Extension	Total Principal	% of Total Class of Financing Receivable
Business express	114	$-	$25,688	$25,688	25.96%
Total loans	114	$-	$25,688	$25,688

	For the Nine Months Ended September 30, 2025
	(In Thousands)
	Number	Payment Delay	Term Extension	Rate Reduction & Term Extension	Total Principal	% of Total Class of Financing Receivable
Residential	1	$168	$-	$-	$168	0.07%
Commercial & multi-family	1	-	25,643	-	25,643	1.23
Commercial business	7	-	985	1,021	2,006	1.04
Business express	96	-	21,064	-	21,064	26.92
Total loans	105	$168	$47,692	$1,021	$48,881

	For the Nine Months Ended September 30, 2024
	(In Thousands)
	Number	Payment Delay	Term Extension	Total Principal	% of Total Class of Financing Receivable
Residential one-to-four family	1	$174	$-	$174	0.07%
Business express	194	-	43,027	43,027	43.48
Total loans	195	$174	$43,027	$43,201	1.38

The following tables present loan modifications made during the nine months ended September 30, 2025 and 2024 by payment status.

	For the Nine Months Ended September 30, 2025
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Non-accrual	Total
Residential	$-	$-	$-	$168	$168
Commercial & multi-family	25,643	-	-	-	25,643
Commercial business	1,086	-	-	920	2,006
Business express	19,924	491	-	649	21,064
Total	$46,653	$491	$-	$1,737	$48,881

	For the Nine Months Ended September 30, 2024
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Non-accrual	Total
Residential one-to-four family	$174	$-	$-	$-	$174
Business express	42,581	249	-	197	43,027
Total	$42,755	$249	$-	$197	$43,201

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

Of the loans modified during the preceding twelve months, there were eight Business express loans with a combined balance of $1.3 million that subsequently defaulted and were charged-off in full. There were two Commercial business loans with combined balances of $1.5 million that subsequently defaulted of which $1.0 million were partially charged-off.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The tables below set forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at September 30, 2025 and December 31, 2024, respectively. Loans are placed on non-accrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of September 30, 2025 and December 31, 2024, non-accrual loans differed from the amount of total loans past due 90 days due to loans that were previously 90 days past due both of which are maintained on non-accrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of September 30, 2025
	(in Thousands)
	Non-accrual loans with an Allowance for Credit Losses	Non-accrual loans without an Allowance for Credit Losses	Total Non-accrual loans	Amortized Cost of Loans Past due 90 days and Still Accruing
Residential one-to-four family	$-	$1,410	$1,410	$-
Commercial and multi-family (1)	5,993	64,553	70,546	-
Cannabis related (2)	-	-	-	-
Construction (1)	262	2,048	2,310	-
Commercial business (1) (3)	8,675	8,767	17,442	-
Business express loans	1,335	-	1,335	244
Home equity (4)	-	474	474	36
Consumer	-	-	-	-
Total	$16,265	$77,252	$93,517	$280

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

Had non-accrual loans been performing in accordance with their original terms, the interest income recognized for the nine months ended September 30, 2025, 2024, and 2023 would have been $4.4 million, $2.2 million, and $1.5 million, respectively. Interest income recognized on loans returned to accrual was $2.1 million, $1.1 million, and $2.4 million, for the nine months ended September 30, 2025, 2024, and 2023, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on non-accrual status. There were $280,000 and $7.7 million in loans that were more than ninety days past due and still accruing interest at September 30, 2025 and December 31, 2024, respectively.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at September 30, 2025 and gross charge-offs for the nine months ended September 30, 2025.

Loans by Year of Origination at September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$6,857	$11,942	$15,785	$46,097	$35,199	$109,488	$-	$-	$225,368
Special Mention	-	-	-	-	-	650	-	-	650
Substandard	-	-	-	-	-	1,122	-	-	1,122
Total one-to-four family	$6,857	$11,942	$15,785	$46,097	$35,199	$111,260	$-	$-	$227,140

Commercial and multi-family (1)
Pass	$44,221	$8,321	$177,928	$570,046	$140,743	$798,587	$9,810	$-	$1,749,656
Special Mention	-	-	967	91,216	16,277	43,544	-	-	152,004
Substandard	-	-	672	57,316	39,509	80,791	140	-	178,428
Total Commercial and multi-family	$44,221	$8,321	$179,567	$718,578	$196,529	$922,922	$9,950	$-	$2,080,088

Cannabis related (2)
Pass	$-	$-	$-	$26,105	$2,084	$8,023	$8,050	$-	$44,262
Special Mention	-	-	19,084	-	4,845	-	911	-	24,840
Substandard	-	-	-	-	-	-	-	-	-
Total Cannabis related	$-	$-	$19,084	$26,105	$6,929	$8,023	$8,961	$-	$69,102

Construction (1)
Pass	$917	$2,419	$30,854	$24,052	$-	$-	$5,024	$-	$63,266
Special Mention	-	-	2,098	16,322	6,989	-	-	-	25,409
Substandard	-	-	-	1,723	14,996	586	-	-	17,305
Total Construction	$917	$2,419	$32,952	$42,097	$21,985	$586	$5,024	$-	$105,980

Commercial business (1) (3)
Pass	$-	$7,496	$2,004	$5,085	$747	$25,183	$108,442	$-	$148,957
Special Mention	-	-	-	-	1,458	2,383	11,870	-	15,711
Substandard	-	-	-	-	-	6,674	21,420	-	28,094
Total Commercial business	$-	$7,496	$2,004	$5,085	$2,205	$34,240	$141,732	$-	$192,762

Business express
Pass	$-	$-	$-	$-	$-	$-	$193	$73,435	$73,628
Special Mention	-	-	-	-	-	-	-	1,792	1,792
Substandard	-	-	-	-	-	-	649	2,184	2,833
Total Business express	$-	$-	$-	$-	$-	$-	$842	$77,411	$78,253

Home equity (4)
Pass	$959	$250	$3,386	$1,326	$415	$5,269	$56,913	$4,211	$72,729
Special Mention	-	-	-	-	-	46	317	-	363
Substandard	-	-	-	-	-	81	31	362	474
Total Home equity	$959	$250	$3,386	$1,326	$415	$5,396	$57,261	$4,573	$73,566

Consumer
Pass	$237	$297	$1,081	$334	$3	$84	$6	$-	$2,042
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$237	$297	$1,081	$334	$3	$84	$6	$-	$2,042

Total Loans	$53,191	$30,725	$253,859	$839,622	$263,265	$1,082,511	$223,776	$81,984	$2,828,933

Gross charge-offs	$-	$-	$-	$12,913	$263	$1,087	$8,738	$4,721	$27,722

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

Note 9 – Bank-Owned Life Insurance

BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At September 30, 2025, the Bank had $78.4 million in BOLI. BOLI is recorded at its net realizable value.

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

There was no amortization expense of the core deposit intangibles for the nine months ended September 30, 2025. The core deposit intangibles were fully amortized during the year ended December 31, 2023. The amount of goodwill at September 30, 2025, 2024 and 2023 was $5.2 million.

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

The Company reported a net loss in the first quarter of 2025 and observed a sustained decline in its stock price. Under ASC 350-20-35-30, management considered this a triggering event and performed an interim impairment assessment of goodwill as of May 31, 2025. The results of the analysis determined that there was no impairment needed. Refer to the Critical Accounting Estimates for additional details.

The Company believes that the fair values of its goodwill was in excess of its carrying amounts and there was no impairment at September 30, 2025.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2025:
Securities
Debt Securities Available for Sale	$115,693	$-	$115,693	$-
Marketable Equities	9,599	9,599	-	-
Total Securities	$125,292	$9,599	$115,693	$-

As of December 31, 2024:
Securities
Debt Securities Available for Sale	$101,717	$-	$101,717	$-
Marketable Equities	9,472	9,472	-	-
Total Securities	$111,189	$9,472	$101,717	$-

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended September 30, 2025 and 2024.

There were no liabilities measured at fair value on a recurring basis at September 30, 2025 or December 31, 2024.

Assets that the Company measured at fair value on a nonrecurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2025
Individually Evaluated Loans	$21,108	$-	$-	$21,108
Other Real Estate Owned	$20,077	$-	$-	$20,077

As of December 31, 2024:
Individually Evaluated Loans	$19,391	$-	$-	$19,391

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

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2025 or December 31, 2024.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2025 and December 31, 2024 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
September 30, 2025:
Individually Evaluated Loans	$21,108	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other Real Estate Owned	$20,077	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-15%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2024:
Individually Evaluated Loans	$19,391	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2025, and December 31, 2024.

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

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded credit losses based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2025 and December 31, 2024 consisted of the loan balances of $35.7 million, net of an allowance for credit losses of $14.6 million, and $31.2 million net of an allowance for credit losses of $11.8 million, respectively.

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

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$249,614	$249,614	$249,614	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	115,693	115,693	-	115,693	-
Equity investments	9,599	9,599	9,599	-	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	2,788,932	2,719,517	-	2,719,517	-
FHLB of New York stock, at cost	16,281	16,281	-	16,281	-
Accrued interest receivable	15,800	15,800	-	15,800	-

Financial liabilities:
Deposits	2,687,387	2,687,602	1,691,301	996,301	-
Borrowings	280,774	282,367	-	282,367	-
Subordinated debentures	43,148	40,769	-	40,769	-
Accrued interest payable	3,056	3,056	-	3,056	-

	As of December 31, 2024

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$317,282	$317,282	$317,282	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	101,717	101,717	-	101,717	-
Equity investments	9,472	9,472	9,472	-	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	2,996,259	2,900,892	-	-	2,900,892
FHLB of New York stock, at cost	24,272	24,272	-	24,272	-
Accrued interest receivable	15,176	15,176	-	15,176	-

Financial liabilities:
Deposits	2,750,858	2,751,625	1,721,602	1,030,023	-
Debt	455,361	456,290	-	456,290	-
Subordinated debentures	42,961	41,594	-	41,594	-
Accrued interest payable	5,195	5,195	-	5,195	-

Note 12 – Subordinated debt

On August 29, 2024, the Company issued $40 million of fixed-to-floating subordinated debentures (the “New Notes”) in a private placement to certain qualified institutional investors. The New Notes have a 10-year term and bear interest at a fixed rate of 9.250% for the first five years of the term. The fixed interest rate is payable semiannually for the first five years and will be reset quarterly thereafter to the then-current three-month SOFR (defined below) plus 582 basis points. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Company used the net proceeds from the offering to repurchase $33.5 million of subordinated debt issued on July 30, 2018 (the “Old Notes”) and for general corporate purposes. Subordinated debt included associated deferred costs of $975,000 at September 30, 2025.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly and had been equal to the three-month LIBOR plus 2.65%. They mature on June 17, 2034.

In accordance with the Adjustable Interest Rate Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month Chicago Mercentile Exchange (“CME”) Term SOFR as the applicable successor rate for the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At September 30, 2025, the interest rate for the trust preferred securities was 6.935%.

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating lease expense	$934	$904	$2,827	$2,690
Variable lease expense-operating leases	$284	$280	$853	$829

	At September 30, 2025	At December 31, 2024
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$11,257	$12,686

Current liabilities	$853	$3,189
Operating lease liabilities (noncurrent portion)	11,989	11,299
Imputed interest	(1,105)	(1,349)
Total operating lease liabilities	$11,737	$13,139

The weighted average remaining lease term for operating leases at September 30, 2025 and December 31, 2024 was 4.84 years and 5.39 years, respectively. The weighted average discount rate for operating leases at September 30, 2025 and December 31, 2024 was 3.53 percent and 3.40 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at September 30, 2025 and December 31, 2024 (in thousands):

Maturities of lease liabilities:
	At September 30, 2025	At December 31, 2024
	Operating Leases	Operating Leases
One year or less	$853	$3,189
Over one year through three years	6,050	5,680
Over three years through five years	3,533	3,213
Over five years	2,406	2,406
Gross operating lease liabilities	$12,842	$14,488
Imputed interest	(1,105)	(1,349)
Total operating lease liabilities	$11,737	$13,139

Note 14 – Subsequent Events

On October 27, 2025, the Board of Directors of the Company declared a cash dividend of $0.16 per share to shareholders of record of its common stock on November 10, 2025, with a payment date of November 24, 2025.

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

The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the ongoing impact of the Federal budget stalemate in Congress, higher tariffs imposed by the Trump administration, higher inflation levels, current interest rates and general economic and recessionary concerns, all of which could impact economic growth and could cause a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations. Also significant are our ability to manage liquidity and capital in a rapidly changing and unpredictable market and our level of non-performing assets and the costs associated with resolving any problem loans including litigation and other costs. Other factors that could cause future results to vary materially from current management expectations as reflected in our forward-looking statements include, but are not limited to:

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2025, we had $3.353 billion in consolidated assets, $2.687 billion in deposits and $318.5 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2025, the Bank operated twenty-three branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At September 30, 2025, the Company considers the allowance for credit losses to be a critical accounting estimate.

See further discussion of this critical accounting estimate in Notes 2 and 7 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Financial Condition

Total assets decreased by $246.0 million, or 6.8 percent, to $3.353 billion at September 30, 2025, from $3.599 billion at December 31, 2024. The decrease in total assets was mainly related to a decrease in net loans and cash and cash equivalents.

Total cash and cash equivalents decreased by $67.7 million, or 21.3 percent, to $249.6 million at September 30, 2025, from $317.3 million at December 31, 2024. The decrease in cash was primarily due to the reduction of the Bank’s exposure to wholesale funding by paying down high cost brokered deposits and FHLB advances.

Loans receivable, net, decreased by $207.3 million, or 6.9 percent, to $2.789 billion at September 30, 2025, from $2.996 billion at December 31, 2024. Total loan decreases during the period included decreases totaling $111.3 million in commercial real estate and multi-family loans, $24.6 million in construction loans, $62.8 million in commercial business, and $5.9 million in 1-4 family residential loans and home equity loans. The allowance for credit losses increased $3.0 million to $37.8 million, or 40.4 percent of non-accruing loans and 1.34 percent of gross loans, at September 30, 2025, as compared to an allowance for credit losses of $34.8 million, or 77.8 percent of non-accruing loans and 1.15 percent of gross loans, at December 31, 2024.

Total investment securities increased by $14.1 million, or 12.7 percent, to $125.3 million at September 30, 2025, from $111.2 million at December 31, 2024, representing current year purchases, net of investments called during 2025.

Deposits decreased by $63.5 million, or 2.3 percent, to $2.687 billion at September 30, 2025, from $2.751 billion at December 31, 2024. Brokered deposits and transaction accounts decreased $68.5 million and $59.8 million, respectively, and were offset by increases in money market accounts, certificate of deposit accounts and savings accounts which totaled $64.8 million.

Debt obligations decreased by $174.4 million to $323.9 million at September 30, 2025 from $498.3 million at December 31, 2024, due to maturities and paydowns of our FHLB advances. The weighted average interest rate of FHLB advances was 4.09 percent at September 30, 2025 and 4.35 percent at December 31, 2024. The weighted average maturity of FHLB advances as of September 30, 2025 was 0.61 years. The interest rate of our subordinated debt balances was 9.25 percent at September 30, 2025 and December 31, 2024.

Stockholders’ equity decreased by $5.5 million, or 1.7 percent, to $318.5 million at September 30, 2025, from $323.9 million at December 31, 2024. The decrease was attributable to the decrease in retained earnings of $10.2 million, or 7.2 percent, to $131.7 million at September 30, 2025 from $141.9 million at December 31, 2024 caused largely by regular dividend payments and the $8.3 million loss in the first quarter of 2025 due to additions to the allowance for credit losses, which resulted in a $498,000 net loss for the nine month period. Offsetting this was a decrease in accumulated other comprehensive loss and an increase in additional paid in capital.

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

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,879,810	$38,278	5.27%	$3,159,574	$42,857	5.43%
Investment securities	134,419	1,957	5.82%	96,893	1,297	5.35%
FHLB stock and other interest earnings-assets	250,869	2,807	4.44%	322,154	4,472	5.55%
Total interest-earning assets	3,265,098	43,042	5.23%	3,578,621	48,626	5.44%
Non-interest-earning assets	115,212			124,254
Total assets	$3,380,310			$3,702,875
Interest-bearing liabilities:
Interest-bearing demand accounts	$504,860	$2,057	1.62%	$553,506	$2,509	1.81%
Money market accounts	432,922	3,551	3.25%	369,329	3,177	3.44%
Savings accounts	258,165	233	0.36%	258,158	146	0.23%
Certificates of Deposit	978,503	9,445	3.83%	1,123,960	13,670	4.86%
Total interest-bearing deposits	2,174,450	15,286	2.79%	2,304,953	19,502	3.38%
Borrowed funds	330,694	4,045	4.85%	518,385	6,079	4.69%
Total interest-bearing liabilities	2,505,144	19,331	3.06%	2,823,338	25,581	3.62%
Non-interest-bearing liabilities	559,185			557,754
Total liabilities	3,064,329			3,381,092
Stockholders' equity	315,981			321,783
Total liabilities and stockholders' equity	$3,380,310			$3,702,875
Net interest income		$23,711			$23,045
Net interest rate spread (1)			2.17%			1.82%
Net interest margin (2)			2.88%			2.58%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,935,643	$115,855	5.28%	$3,235,048	$130,615	5.38%
Investment securities	128,570	5,308	5.52%	96,136	3,880	5.38%
FHLB stock and other interest-earning assets	273,678	9,252	4.52%	307,726	12,861	5.57%
Total Interest-earning assets	3,337,891	130,415	5.22%	3,638,910	147,356	5.40%
Non-interest-earning assets	118,092			124,401
Total assets	$3,455,983			$3,763,311
Interest-bearing liabilities:
Interest-bearing demand accounts	$531,311	$6,656	1.67%	$553,363	$7,018	1.69%
Money market accounts	415,214	9,954	3.21%	369,542	9,274	3.35%
Savings accounts	256,384	601	0.31%	267,900	464	0.23%
Certificates of Deposit	968,338	29,377	4.06%	1,188,454	43,224	4.85%
Total interest-bearing deposits	2,171,247	46,588	2.87%	2,379,259	59,980	3.36%
Borrowed funds	413,133	15,009	4.86%	513,193	17,549	4.56%
Total interest-bearing liabilities	2,584,380	61,597	3.19%	2,892,452	77,529	3.57%
Non-interest-bearing liabilities	553,396			551,919
Total liabilities	3,137,776			3,444,371
Stockholders' equity	318,207			318,940
Total liabilities and stockholders' equity	$3,455,983			$3,763,311
Net interest income		$68,818			$69,827
Net interest rate spread (1)			2.04%			1.83%
Net interest margin (2)			2.76%			2.56%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans.

Results of Operations Comparison for the Three Months Ended September 30, 2025 and 2024

Net income was $4.3 million for the quarter ended September 30, 2025, and $6.7 million for the quarter ended September 30, 2024. This decrease was due to $1.2 million more in credit loss provisioning and $2.6 million more in non-interest expense for the third quarter of 2025 compared to the third quarter of 2024. This was offset by $1.1 million less in income tax provisioning and $666 thousand more in net interest income for the same period.

Interest income decreased by $5.6 million, or 11.5 percent, to $43.0 million for the third quarter of 2025 from $48.6 million for the third quarter of 2024. The average balance of interest-earning assets decreased $313.5 million, or 8.8 percent, to $3.265 billion for the third quarter of 2025 from $3.579 billion for the third quarter of 2024, while the average yield decreased 21 basis points to 5.23 percent for the third quarter of 2025 from 5.44 percent for the third quarter of 2024.

Interest expense decreased by $6.3 million to $19.3 million for the third quarter of 2025 from $25.6 million for the third quarter of 2024. The decrease resulted from a decrease in the average rate paid on interest-bearing liabilities of 56 basis points to 3.06 percent for the third quarter of 2025 from 3.62 percent for the third quarter of 2024, while the average balance of interest-bearing liabilities decreased by $318.2 million to $2.505 billion for the third quarter of 2025 from $2.823 billion for the third quarter of 2024.

The net interest margin increased to 2.88 percent for the third quarter of 2025 compared to 2.58 percent for the third quarter of 2024. The increase in the net interest margin compared to the third quarter of 2024 was the result of a decrease in the cost of interest-bearing liabilities, offset by a decrease in the yield on interest-earning assets.

During the third quarter of 2025, the Company recognized $16.9 million in net charge-offs compared to $3.4 million in net charge-offs in the third quarter of 2024. A net charge-off of $12.7 million was recorded in connection with the elimination of previously established specific reserves for a cannabis-related relationship, as initially disclosed in a Form 8-K filed in the first quarter of 2025. These specific reserves were charged off, and the associated relationship was reclassified to Other Real Estate Owned during the current quarter. The Bank had non-accrual loans totaling $93.5 million, or 3.31 percent of gross loans, at September 30, 2025, as compared to $44.7 million, or 1.48 percent of gross loans, at December 31, 2024. The allowance for credit losses on loans was $37.8 million, or 1.34 percent of gross loans, at September 30, 2025, and $34.8 million, or 1.15 percent of gross loans, at December 31, 2024. The provision for credit losses was $4.1 million for the third quarter of 2025 compared to $2.9 million for the third quarter of 2024. Management believes that the allowance for credit losses on loans was adequate at September 30, 2025 and December 31, 2024.

The following table summarizes the Company’s classified loans greater than $5 million at September 30, 2025 (in thousands):

	Purpose	Loan Type	Location	Balance	Loan to Value (1)	Delinquency Status
1	Industrial loft and Industrial Warehouse	CRE	Brooklyn, NY	$16,084	62%	past due
2	Vacant Land	CRE	Basking Ridge, NJ	15,523	70	past due
3	Mixed Use -retail/office	CRE	New York, NY	15,071	40	current
4	Multi-family	Construction	Belleville, NJ	14,996	28	past due
5	Mixed use-retail/office/residential	CRE	Clifton, NJ	11,499	3	past due
6	Mixed use-retail/residential	CRE	New York, NY	10,948	63	current
7	Office building	CRE	Ridgefield Park, NJ	10,000	62	past due
8	Mixed use-retail/residential	CRE	New York, NY	9,547	68	current
9	Retail Condominium	CRE	New York, NY	7,940	53	current
10	Mixed use - retail office	CRE	Bronx, NY	7,507	62	current
11	UCCs	C&I	Clark, NJ	6,440	n/a	past due
12	Mixed use -commercial	CRE	Fort Lee, NJ	5,776	67	current
13	Mixed use -retail/residential	CRE	New York, NY	5,640	55	current

(1) Based on the most recent appraised values available.

Non-interest income decreased by $382 thousand to $2.7 million for the third quarter of 2025 from $3.1 million in the third quarter of 2024. The decrease in total non-interest income was mainly related to $782 thousand less in realized gains on equity investments and was partially offset by an increase in BOLI income of $279 thousand.

Non-interest expense increased by $2.6 million, or 19.0 percent, to $16.6 million for the third quarter of 2025 when compared to non-interest expense of $13.9 million for the third quarter of 2024. The increase in these expenses for the third quarter of 2025 was primarily driven by salaries and employee benefits, data processing and communication costs and regulatory assessment fees which increased $1.2 million, $366 thousand and $318 thousand, respectively.

The income tax provision decreased by $1.1 million, to $1.5 million for the third quarter of 2025 from $2.7 million for the third quarter of 2024. The consolidated effective tax rate was 26.6 percent for the third quarter of 2025 compared to 28.7 percent for the third quarter of 2024.

Results of Operations Comparison for Nine Months Ended September 30, 2025 and 2024

Net income decreased by $15.8 million to a loss of $498 thousand for the first nine months of 2025 from earnings of $15.4 million for the first nine months of 2024. The decrease in net income was driven, primarily, by provisioning for loan loss expense being $22.4 million higher, non-interest expense being $3.7 million higher and net interest income being $1.0 million lower. This was partly offset by the income tax provision being lower by $6.7 million and non-interest income being higher by $4.6 million.

Net interest income was $1.0 million lower as interest income decreased by $16.9 million, or 11.5 percent, to $130.4 million for the first nine months of 2025, from $147.4 million for the first nine months of 2024. The average balance of interest-earning assets decreased $301.0 million, or 8.3 percent, to $3.338 billion for the first nine months of 2025, from $3.639 billion for the first nine months of 2024, while the average yield decreased 18 basis points to 5.22 percent from 5.40 percent for the comparable period. The decrease in interest earning assets was primarily a result of loans and interest-bearing bank balances declining $299.4 million and $34.0 million, respectively. This was offset by an increase in investment securities of $32.4 million. Offsetting the increase in interest income, interest expense decreased by $15.9 million, or 20.5 percent, to $61.6 million for 2025, from $77.5 million for 2024. This decrease resulted primarily from interest on deposits which decreased $13.4 million. Interest on borrowed money declined $2.5 million for the same period. Average deposits declined $208.0 million and the average rate paid on deposits declined 49 basis points to 2.87 percent from 3.36 percent. Average borrowed funds decreased $100.1 million for the same period. The average rate paid on borrowings increased by 30 basis points to 4.86 percent.

Net interest margin increased to 2.76 percent for the first nine months of 2025, compared to 2.56 percent for the first nine months of 2024. The increase in the net interest margin compared to the prior period was the result of a decrease in the cost of the Company’s interest-bearing liabilities by 39 basis points to 3.19 percent. Offsetting that, somewhat, was a decrease in the rate earned on earning assets, which decreased 18 basis points to 5.22 percent.

During the first nine months of 2025, the Company experienced $26.8 million in net charge offs compared to $6.3 million in net charge offs for the same period in 2024. The provision for credit losses increased from $7.4 million during the first nine months of 2024 to $29.8 million for the first nine months of 2025, primarily driven by a previously reported $13.7 million specific reserve tied to a $34.2 million loan in the cannabis sector. During the third quarter of 2025, this loan was charged off and the underlying collateral is now reported on the balance sheet as other real estate owned. The Company’s cannabis loan portfolio had a balance of $69.1 million as of the end of the third quarter of 2025. The cannabis industry is facing operating challenges and the Bank’s cannabis loan portfolio, largely secured by real estate, poses an increased amount of credit risk. The portfolio has some larger relationships that could require material reserves in future periods if the operating headwinds persist.

Non-interest income increased by $4.6 million to $6.6 million for the first nine months of 2025 from $2.0 million for the first nine months of 2024. In 2024, the Bank recorded a loss on sale of loans of $4.8 million. BOLI and fees and service charges also increased $327 thousand and $259 thousand in 2025. Offsetting this was a decrease in 2025 on realized/unrealized income on equity investments of $913 thousand.

Non-interest expense increased by $3.7 million, or 8.8 percent, to $46.5 million for the first nine months of 2025 from $42.8 million for the same period in 2024. The increase in operating expenses for 2025 was driven primarily by salaries and employee benefits which increased $2.3 million for the first nine months of 2025 compared to the same period in 2024 largely for the reasons set for the above in the three month comparison. Data processing costs and professional fees also increased by $731 thousand and $442 thousand, respectively.

The income tax provision decreased by $6.7 million to an income tax benefit of $386 thousand for the first nine months of 2025 when compared to a $6.3 million provision for the same period in 2024. The decrease in the income tax provision was a result of the lower taxable income for the nine months ended September 30, 2025 compared to the same period in 2024.

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

At September 30, 2025 and December 31, 2024, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $323.9 million at September 30, 2025 as compared to $498.3 million at December 31, 2024.

At September 30, 2025, the Company had the ability to obtain additional funding of $200.3 million from the FHLB and $223.3 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $973.8 million at September 30, 2025. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of September 30, 2025 and a significant amount of available borrowing capacity with FHLB and Federal Reserve Bank Discount Window.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $40.0 million at September 30, 2025. Refer to Note 12 of the Notes to Unaudited Consolidated Financial Statements for additional details on the outstanding subordinated debentures.

The Company also has $4.1 million of mandatory redeemable trust preferred securities outstanding. Effective September 18, 2023, the interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month CME Term SOFR, as adjusted by the spread adjustment of 0.26161%, plus 2.650%. The rate paid as of September 30, 2025 and 2024 was 6.935% and 7.853%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter.

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

At September 30, 2025 and December 31, 2024, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of September 30, 2025:
Bank
Community Bank Leverage Ratio	$358,205	10.60%	$270,343	8.00%	$304,136	9.00%

As of December 31, 2024:
Bank
Community Bank Leverage Ratio	$363,697	10.03%	$290,087	8.00%	$326,348	9.00%

The following table sets forth the regulatory capital ratios for the Company as well as the regulatory requirements for September 30, 2025 and December 31, 2024.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Federal Reserve Board Regulations
	Dollars in Thousands
As of September 30, 2025:
Bancorp
Total Capital (to Risk-Weighted Assets)	$394,957	13.45%	$234,919	8.00%	$293,648	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	319,209	10.87	176,196	6.00	176,196	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	289,843	9.87	132,147	4.50	-	-
Tier 1 Capital (to adjust total assets)	319,209	9.46	134,972	4.00	-	-

As of December 31, 2024:
Bancorp
Total Capital (To Risk-Weighted Assets)	$400,591	12.89%	$248,621	8.00%	$310,777	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	326,965	10.52	186,482	6.00	186,482	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	298,118	9.59	139,889	4.50	-	-
Tier 1 Capital (to adjusted total assets)	326,965	9.02	144,996	4.00	-	-

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2025. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for an increase of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of September 30, 2025. The following sets forth the Company’s NPV as of September 30, 2025.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+100bp	$386,694	$(14,452)	(3.60)%	11.97%	(0.25)%
PAR	401,146	-	-	12.22	-
-100bp	409,219	8,073	2.01	12.27	0.05
-200bp	410,813	9,667	2.41	12.12	(0.11)
-300bp	417,460	16,314	4.07	12.07	(0.15)

____________

bps-basis point

The table above indicates that at September 30, 2025, in the event of a 100-basis point decrease in interest rates, we would experience a 0.05 percent increase in NPV, as compared to a 0.27 percent increase at December 31, 2024.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of September 30, 2025, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

BCB BANCORP, INC.

Date: November 5, 2025	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)